Form 10-K
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2003-03-10
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission FileNumber	Exact name of registrant as specified in its charter, state of incorporation, address of principal executive offices, telephone number	I.R.S. Employer Indentification Number

1-16305	PUGET ENERGY, INC.	91-1969407
A Washington Corporation 411 - 108th Avenue N.E. Bellevue, Washington 98004-5515 (425) 454-6363

1-4393	PUGET SOUND ENERGY, INC.	91-0374630
A Washington Corporation 411 - 108th Avenue N.E. Bellevue, Washington 98004-5515 (425) 454-6363

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH LISTED
Puget Energy, Inc.

Common Stock, $.01 par value	N.Y.S.E.

Preferred Share Purchase Rights	N.Y.S.E.

Puget Sound Energy, Inc.

7.45% Series II, Preferred Stock (Cumulative, $25 Par Value)	N.Y.S.E.

8.4% Capital Securities	N.Y.S.E.

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS
Puget Sound Energy, Inc.

Preferred Stock (Cumulative, $100 Par Value)

8.231% Capital Securities

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes/X/ No/ /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
        Yes/X/ No/ /

        The aggregate market value of the voting stock held by non-affiliates of Puget Energy, Inc. at June 28, 2002 (the last business day of Puget Energy’s most recently completed second fiscal quarter), was approximately $1,807,769,393. The number of shares of Puget Energy, Inc.‘s common stock outstanding at February 28, 2003, was 93,827,455.

        All of the outstanding shares of voting stock of Puget Sound Energy, Inc. are held by Puget Energy, Inc.

Documents Incorporated by Reference

        Portions of the Puget Energy proxy statement for its 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2002 are incorporated by reference in Part III hereof.

        This Annual Report on Form 10-K is a combined report being filed separately by two different registrants: Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE). PSE makes no representation as to the information contained in this report relating to Puget Energy and the subsidiaries of Puget Energy other than PSE and its subsidiaries.

INDEX

Definitions
Forward-Looking Statements
Part I

1.	Business
General
Utility Industry Overview
Regulation and Rates
Electric Operating Statistics
Electric Supply
Gas Operating Statistics
Gas Supply
Energy Conservation
Environment
Executive Officers of the Registrants
2.	Properties
3.	Legal Proceedings
4.	Submission of matters to a Vote of Security Holders

Part II

5.	Market for Registrant's Common Equity and Related Shareholder Matters
6.	Selected Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7a.	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

10.	Directors and Executive Officers of the Registrants
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Controls and Procedures
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Certifications of Puget Energy
Certifications of Puget Sound Energy
Exhibit Index

DEFINITIONS

AFUCE	Allowance for Funds Used to Conserve Energy
AFUDC	Allowance for Funds Used During Construction
aMW	Average Megawatt
BPA	Bonneville Power Administration
CAAA	Clean Air Act Amendments
CAISO	California Independent System Operator
Cabot	Cabot Oil & Gas Corporation
Chelan	Public Utility District No. 1 of Chelan County, Washington
Dth	Dekatherm (one Dth is equal to one MMBtu)
FERC	Federal Energy Regulatory Commission
InfrastruX	InfrastruX Group, Inc.
KW	Kilowatts
kWh	Kilowatt Hours
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MW	Megawatts (one MW equals one thousand KW)
MWh	Megawatt Hours
NPC	Williams/Northwest Pipeline Corporation
PGA	Purchased Gas Adjustment
PG&E	Pacific Gas & Electric Company
PGT	Pacific Gas & Electric Gas Transmission - Northwest
PSE	Puget Sound Energy, Inc.
PUDs	Washington Public Utility Districts
Puget Energy	Puget Energy, Inc.
PURPA	Public Utility Regulatory Policies Act
RTO	Regional Transmission Organization
SFAS	Statement of Financial Accounting Standards
SMD	FERC Standard Market Design
WEGM	Washington Energy Gas Marketing Company
Washington Commission	Washington Utilities and Transportation Commission

FORWARD-LOOKING STATEMENTS
        Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) are including the following cautionary statement in this Form 10-K to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE. This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives, assumptions of future events or performance. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will likely result,” “will continue” or similar expressions identify forward-looking statements.
        Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. Puget Energy’s and PSE’s expectations, beliefs and projections are expressed in good faith and are believed by Puget Energy and PSE, as applicable, to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, but there can be no assurance that Puget Energy’s and PSE’s expectations, beliefs or projections will be achieved or accomplished.
        In addition to other factors and matters discussed elsewhere in this report, some important factors that could cause actual results or outcomes for Puget Energy and PSE to differ materially from those discussed in forward-looking statements include:

Risks relating to the regulated utility business (PSE)
•

governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), with respect to allowed rates of return, financings, industry and rate structures, acquisition and disposal of assets and facilities, operation and construction of hydro, distribution and transmission facilities, recovery of other capital investments, recovery of power and gas costs and present or prospective wholesale and retail competition;

•

the bankruptcy filing by Enron Corporation, financial difficulties by other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways and also adversely affect the availability of and access to capital and credit markets;

•	default by counterparties in the wholesale natural gas and electricity markets that owe PSE money or energy;
•

continued deterioration of liquidity in the forward markets in which PSE transacts hedges to manage its energy portfolio risks which can limit PSE’s ability to enter into forward contracts and, therefore, its ability to manage its portfolio risks;

•

weather, which can have a potentially serious impact on PSE’s revenues and its ability to procure adequate supplies of gas, fuel or purchased power to serve its customers and on the cost of procuring such supplies;

•	hydroelectric conditions, which can have a potentially serious impact on electric capacity and PSE’s ability to generate electricity;
•

the stability and liquidity of wholesale energy markets generally, including the effect of price controls by FERC on the availability and price of wholesale energy purchases and sales in the western United States;

•	the effect of wholesale and possible future retail competition (including, but not limited to, electric retail wheeling and transmission system access);
•	the amount of collection, if any, of PSE’s receivable from the California Independent System Operator (CAISO) and the amount of refunds found to be due from PSE to the CAISO or others;
•	industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	general economic conditions in the Pacific Northwest;
•	plant outages which can have an impact on PSE’s expenses and its ability to procure adequate supplies to replace the lost energy;

Risks relating to the non-regulated, utility service business (InfrastruX Group, Inc.)
•

the failure of InfrastruX to service its obligations under its credit agreement, in which case Puget Energy, as guarantor, may be required to satisfy these obligations, which could have a negative impact on Puget Energy’s liquidity and access to capital;

•

the inability to generate internal growth at InfrastruX, which could be affected by, among other factors, InfrastruX’s ability to expand the range of services offered to customers, attract new customers, increase the number of projects performed for existing customers, hire and retain employees and open additional facilities;

•

the ability of InfrastruX to integrate acquired companies with existing operations without substantial costs, delays or other operational or financial problems, which involves a number of special risks;

•

the effect of competition in the industry in which InfrastruX competes, including from competitors that may have greater resources than InfrastruX, which may enable them to develop expertise, experience and resources to provide services that are superior in both price and quality;

•

the extent to which existing electric power and gas companies or prospective customers will continue to outsource services in the future, which may be impacted by, among other things, regional and general economic conditions in the markets InfrastruX serves;

•	delinquencies associated with the financial conditions of InfrastruX’s customers;
•	the impact of any goodwill impairments on the results of operations of InfrastruX arising from its acquisitions, which could have a negative effect on the results of operations of Puget Energy;
•	the impact of adverse weather conditions that negatively affect operating results;

Risks relating to both the regulated and non-regulated businesses
•	the impact of acts of terrorism or similar significant events, such as the attack on September 11, 2001;
•	the ability of Puget Energy, PSE, and InfrastruX to access the capital markets to support requirements for working capital, construction costs and the repayment of maturing debt;
•	capital market conditions, including changes in the availability of capital or interest rate fluctuations;
•	changes in Puget Energy’s or PSE’s credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy, PSE and InfrastruX;
•	legal and regulatory proceedings;
•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions, and policies;
•	employee workforce factors, including strikes, work stoppages, availability of qualified employees, or the loss of a key executive; and
•	the ability to obtain adequate insurance coverage and the cost of such insurance.

        Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, Puget Energy and PSE undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

PART I

ITEM 1. BUSINESS

GENERAL
        Puget Energy, Inc. (Puget Energy) is an energy services holding company incorporated in the State of Washington in 1999. All of its operations are conducted through its subsidiaries, Puget Sound Energy, Inc. (PSE), a utility company and InfrastruX Group, Inc. (InfrastruX), a construction services company. Puget Energy has no significant assets other than the stock of its subsidiaries. Subject to limited exceptions, Puget Energy is exempt from regulation as a public utility holding company pursuant to Section 3(a)(1) of the Public Utility Holding Company Act of 1935. Puget Energy and PSE are collectively referred to herein as “the Company.” The following table provides the percentages of Puget Energy’s consolidated operating revenues and net income generated and assets held by the reportable segments:

Segment	Percent of Revenue			Percent of Net Income			Percent of Assets
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Puget Sound Energy	86.2%	92.9%	98.2%	88.3%	75.0%	105.6%	92.1%	93.4%	96.1%
InfrastruX	13.4%	6.0%	1.4%	8.0%	2.4%	(0.3)%	5.6%	4.2%	1.9%
Other subsidiaries	0.4%	1.1%	0.4%	3.7%	22.6%	(5.3)%	2.3%	2.4%	2.0%

        Additional financial data regarding these segments is included in Note 20 to the Consolidated Financial Statements included with this report.

        PUGET ENERGY STRATEGY
        Puget Energy is the parent company of the largest electric and natural gas utility headquartered in Washington State, primarily engaged in the business of electricity transmission and distribution. Puget Energy’s business strategy is to generate stable earnings and cash flow by focusing primarily on the regulated utility business conducted through PSE. The key elements of this strategy include:

Focus on regulated utility business. PSE intends to continue to focus on its core electric and natural gas transmission and distribution utility business.

Add electric generation and delivery infrastructure to meet customer needs. As regional demand for energy continues to grow, PSE’s committed power supply resources will not be adequate to meet anticipated demand, especially as existing long-term power purchase contracts begin to expire. The collapse of the merchant energy industry has resulted in the cancellation or delay of power plant construction projects that were expected to meet the region’s supply needs at competitive prices. Accordingly, assuring stable, cost-based energy supply is one of PSE’s highest priorities. In addition, PSE will continue to focus on operational excellence and efficiency in the utility business through investment in, and development of, systems, technology and personnel.

Rebuild financial strength to fund energy infrastructure, manage energy portfolio. PSE intends to focus on the regulated business to provide credit quality, liquidity, and safe and predictable earnings to attract investors in Puget Energy.

Provide return to Puget Energy investors through earnings growth and dividends. Generate return and attract equity capital through growth in PSE and InfrastruX earnings and dividends.

Achieve PSE earnings growth. PSE earnings will grow through rebuilding common equity and increasing the ratebase by adding generating and delivery resources where needed with timely cost recovery.

Focus on InfrastruX growth. Focus on internal earnings growth opportunities within the InfrastruX subsidiaries.

        PUGET SOUND ENERGY, INC.
        PSE is a public utility incorporated in the State of Washington. PSE furnishes electric and gas service in a territory covering approximately 6,000 square miles, principally in the Puget Sound region of Washington State.

        At December 31, 2002, PSE had approximately 958,000 electric customers, consisting of 845,200 residential, 106,900 commercial, 3,900 industrial and 2,000 other customers; and approximately 622,000 gas customers, consisting of 572,300 residential, 46,800 commercial, 2,800 industrial and 100 transportation customers. At December 31, 2002 approximately 305,300 customers purchased both forms of energy from PSE. For the year 2002, PSE added approximately 17,400 electric customers and approximately 16,000 gas customers, representing annualized growth rates of 1.8% and 2.6%, respectively. During 2002 PSE’s billed retail and transportation revenues from electric utility operations, excluding conservation trust collections, were derived 48% from residential customers, 42% from commercial customers, 7% from industrial customers and 3% from transportation and other customers. PSE’s retail revenues from gas utility operations were derived 62% from residential customers, 31% from commercial customers, 5% from industrial customers and 2% from transportation customers. During this period, the largest customer accounted for approximately 1% of PSE’s operating revenues.
        PSE is affected by various seasonal weather patterns throughout the year and, therefore, utility revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales in the first and fourth quarters of the year. Sales of electricity to wholesale customers also vary by quarter and year depending principally upon streamflow conditions for the generation of surplus hydroelectric power after serving customer requirements and the market demand by wholesale customers. PSE has a Purchased Gas Adjustment mechanism (PGA) in retail gas rates to recover variations in gas supply and transportation costs. PSE also has a Power Cost Adjustment mechanism (PCA) in electric rates to recover variations in electricity costs on a shared basis between customers and PSE.
        During the period from January 1, 1998 through December 31, 2002, PSE’s gross electric utility plant additions were $894 million and retirements were $184 million. In the five-year period ended December 31, 2002, PSE’s gross gas utility plant additions were $565 million and retirements were $72 million. In the same five-year period, PSE’s gross common utility plant additions were $328 million and retirements were $32 million. Gross electric utility plant at December 31, 2002 was approximately $4.2 billion, which consisted of 59% distribution, 26% generation, 7% transmission and 8% general plant and other. Gross gas utility plant as of December 31, 2002 was approximately $1.6 billion, which consisted of 86% distribution, 6% transmission and 8% general plant and other. Gross common utility general plant as of December 31, 2002 was approximately $379 million.

        INFRASTRUX GROUP, INC.
        InfrastruX was incorporated in the State of Washington in 2000 to pursue non-regulated construction services business. InfrastruX is a national leader in providing infrastructure construction services to the electric and gas utility industries. InfrastruX has acquired eleven companies primarily in Texas and the north-central and eastern United States that are engaged in some or all of the following services and activities in their respective regions or nationally:

•

Electric: Overhead and underground power line and cable construction, installation, and maintenance, including high-voltage transmission and distribution lines, copper and fiberoptic cables; duct installation; revitalization and damage prevention for underground power lines and cables using the patented Cablecure® treatment; substation construction; and other specialty services for new and existing infrastructures.

•

Gas: Large diameter pipeline installation and maintenance; service lines and meters; conventional river crossings and bridge maintenance; cathodic protection; power station fabrication and installation; vacuum excavation; hydrostatic testing; internal pipeline inspection; product pipelines; and other specialty services for distribution and transmission pipeline services including small, mid-size, and large bore directional drilling for virtually all pipeline diameters and soil conditions.

        The InfrastruX construction services business is affected by seasonal weather conditions and, therefore, revenues and associated expenses are not generated evenly during the year. InfrastruX will usually experience its highest revenues in the second and third quarters of the year.

        INFRASTRUX OPERATING STRATEGY
        In InfrastruX’s initial three years, InfrastruX focused on acquiring and expanding business services in the natural gas and electric utility infrastructure market that have an established regional presence and are positioned to expand their market position. Implementation of InfrastruX’s strategy involved identifying acquisition targets with established operational experience and customer relationships and a strong management team. InfrastruX’s current operating strategy depends primarily upon generating internal growth through the addition of new customers and expansion of services offered to existing customers rather than external growth through acquisitions.

        INFRASTRUX COMPETITION
        The construction services industry is both highly competitive and highly fragmented as a result of low barriers to entry, the historical geographic segmentation of utility customers, and the natural limitations of service delivery. Competitors of InfrastruX include large established and emerging national companies and many smaller, regional companies. Puget Energy believes that InfrastruX’s competitive strengths, including a diverse customer base, long-standing relationships with several key customers and operational expertise in construction services will benefit InfrastruX, but there can be no assurance that a competitor will not be able to develop expertise, experience and resources to provide services that are superior in quality or price to InfrastruX’s services.

        MARKET OUTLOOK
        In the near term, InfrastruX’s market opportunities will be limited by the general economic downturn that will result in reduced spending on infrastructure construction, including large pipeline and utility projects, by many of InfrastruX's customers. As a result, competition on project bids will increase, which may reduce profit margins and adversely impact revenue and operational growth. Puget Energy believes that in the long-term the opportunities for InfrastruX are excellent given an aging transmission and distribution infrastructure, forecast for growth in energy demand and the need for greater network infrastructure construction services.

        EMPLOYEES
        As of December 31, 2002, Puget Energy and its subsidiaries had approximately 4,660 full-time employees:

Puget Sound Energy	2,113
InfrastruX	2,547
Total Puget Energy	4,660

        Approximately 1,100 PSE employees are represented by the International Brotherhood of Electrical Workers Union (IBEW) and the United Association of Plumbers and Pipefitters (UA). PSE has renegotiated contract extensions with the IBEW and UA through 2007 and 2006, respectively.
        Approximately 200 InfrastruX employees are represented by the IBEW, UA, United Steelworkers of America and Laborers International Union of North America. Some unions have annual contract renewals while others are multiple-year.

        CORPORATE LOCATIONS
        Puget Energy’s and PSE’s principal executive offices are located at 411 108th Avenue N.E., Bellevue, Washington 98004, and its telephone number is (425) 454-6363. The Company’s principal executive offices will be relocating in July 2003 to 10885 N.E. 4th Street, Bellevue, Washington 98004.

        AVAILABLE INFORMATION
        The Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on Puget Energy’s website at www.pse.com.

UTILITY INDUSTRY OVERVIEW
        On December 20, 1999, FERC issued Order 2000 to advance the formation of Regional Transmission Organizations (RTOs). This regulation required each public utility that owns, operates or controls facilities for the transmission of electric energy in interstate commerce to file with FERC by October 15, 2000 plans for forming and participating in an RTO. FERC’s goal is to promote efficiency in wholesale electricity markets and to reduce prices electricity consumers pay to the lowest price possible for reliable service. On October 16, 2000, PSE and five other utilities filed with FERC their proposal for an independent transmission company, which would serve six states. The independent transmission company would be a member of the planned regional transmission organization. Any final proposal that emerges is subject to approval by FERC and relevant state public utility commissions. FERC has also issued a Notice of Proposed Rulemaking on Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The SMD NOPR would have major implications for the delivery of electric energy throughout the United States if enacted in its proposed form. Major elements of FERC’s proposal include: (a) the use of Network Access Service to replace the existing network and point-to-point services. All customers, including load-serving entities on behalf of bundled retail load, would be required to take network service under a new pro forma tariff; (b) vertically integrated utilities would be required to retain Independent Transmission Providers to administer the new tariff and functionally operate transmission systems; (c) the formation of Regional State Advisory Committees and other regional entities to coordinate the planning, certification and siting of new transmission facilities in cooperation with states.
        Since 1986 PSE has been offering gas transportation as a separate service to industrial and commercial customers who choose to purchase their gas supply directly from producers and gas marketers. The continued evolution of the natural gas industry, resulting primarily from FERC Orders 436, 500 and 636, has served to increase the ability of large gas end-users to independently obtain gas supply and transportation services. Although PSE has not lost any substantial industrial or commercial load as a result of such activities, in certain years up to 160 customers annually have taken advantage of unbundled transportation service; in 2002, 134 commercial and industrial customers, on average, chose to use such service. The shifting of customers from sales to transportation does not materially impact utility margin, as PSE earns similar margins on transportation service as it does on large volume, interruptible gas sales.
        The electric utility business in Washington State is fully regulated. There are no proposals or prospects for retail deregulation in Washington State anticipated in the foreseeable future.

REGULATION AND RATES
        PSE is subject to the regulatory authority of (1) the Washington Commission as to retail utility rates, accounting, the issuance of securities and certain other matters and (2) FERC with respect to the transmission of electric energy, the resale of electric energy at wholesale, accounting and certain other matters. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Rate Matters”.)

        ELECTRIC RATES AND REGULATIONS
        On March 28, 2002, the Washington Commission approved a settlement agreement which resolved the Company’s request for an interim rate increase and significant financial issues in the Company’s electric and gas general rate cases. As a result, an interim electric rate surcharge of $25 million was in effect for the period April 1, 2002 through June 30, 2002. The three important financial issues that were resolved for the general rate case included the equity capital ratio, the return on equity and adoption of an electric power cost adjustment mechanism.
        On June 20, 2002, the Washington Commission issued final regulatory approval of the comprehensive electric-rate settlement submitted by PSE, key constituents and customer groups, Washington Commission staff and the Washington State Attorney General’s Public Counsel Section. The authorization granted PSE a 4.6% electric general rate increase that will generate approximately an additional $59 million in revenue annually that began July 1, 2002. In addition, the settlement provided for an 8.76% overall return on capital based on a projected capital structure with an equity component of 40% and an authorized 11% return on common equity. The settlement resolved all electric and gas cost allocation issues and established an 8.76% overall return on capital.

        The settlement also includes a PCA mechanism that triggers if PSE’s costs to provide customers’ electricity falls outside certain bands from a normalized level of power costs established in the electric general rate case. The cumulative maximum pre-tax earnings exposure due to power cost variations over the four year period ending June 30, 2006 is limited to $40 million plus 1% of the excess. All significant variable power supply cost drivers are included in the PCA mechanism (hydroelectric generation variability, market price variability for purchased power and surplus power sales, natural gas and coal fuel price variability, generation unit forced outage risk and wheeling cost variability). On an annual July through June basis, the mechanism apportions increases or decreases in power costs, on a graduated scale, between PSE and its customers in the following manner:

Annual Power Cost Variability	Customers' Share	Company's Share (1)
+/- $20 million	0%	100%
+/- $20-$40 million	50%	50%
+/- $40-$120 million	90%	10%
+/- $120+ million	95%	5%

(1)	Over the four year period July 1, 2002 through June 30, 2006, the Company’s share of pre-tax power cost variations is capped at a cumulative $40 million plus 1% of the excess.

        Interest will be accrued on any overcollection or undercollection of the customers’ share of the excess power cost that is deferred. The Company can request a PCA rate surcharge if for any 12 month period the actual or projected deferred power costs exceeds $30 million. PSE’s share of the power costs through December 31, 2002 was $5.2 million. Because of adverse hydro conditions in 2003, PSE anticipates reaching the $40 million cumulative cap under the PCA mechanism by the fourth quarter of 2003. Under the PCA mechanism, further increases in variable power costs through June 30, 2006 would be apportioned 99% to customers and 1% to PSE.
         The settlement also gives PSE the financial flexibility to rebuild its common equity ratio to at least 39% over a three and a half year period, with milestones of 34%, 36% and 39% at the end of 2003, 2004 and 2005, respectively. If PSE should fail to meet this schedule, it would be subject to a 2% rate reduction penalty.
        On June 13, 2001, the Washington Commission approved an amended Residential Purchase and Sale Agreement (Agreement) between PSE and the BPA, under which PSE’s residential and small farm customers would continue to receive benefits of federal power. Completion of this agreement enabled PSE to continue to provide, and in fact increase, effective January 1, 2002, the Residential and Farm Energy Exchange Credit to residential and small farm customers. The Agreement provides that, for its residential and small farm customers, PSE will receive (a) cash payment benefits during the period July 1, 2001 through September 30, 2006 and (b) benefits in the form of power or cash payments during the period October 1, 2006 through September 30, 2011. On June 17, 2002, PSE entered into an agreement with the BPA which amended the payment provisions of the Agreement to provide for conditional deferral of payment by BPA of certain amounts to be paid under the original agreement.
        To implement this agreement for rate purposes, the Washington Commission approved tariff revisions that were intended to (a) transfer the Residential and Farm Energy Exchange credit in effect since October 1, 1995 in the amount of $0.01085 per kWh, to general rates effective July 1, 2001 and (b) to provide a supplemental Residential and Farm Exchange credit for eligible residential and small farm customers. On June 26, 2002, the Washington Commission then transferred the portion of the credit that had been in general rates back into Schedule 194.
        The Residential and Farm Exchange Benefit Supplemental Rider schedule was retitled Residential and Farm Energy Exchange Benefit, the portion of the credit that had been in general rates was transferred back into Schedule 194, and the credit was set at $0.01456 per kWh for the period July 1, 2002 through September 30, 2002, $0.01817 per kWh for the period October 1, 2002 through May 31, 2006 and $0.02302 per kWh for the period June 1, 2006 through September 30, 2006. The approval of these revised tariffs by the Washington Commission was effective July 1, 2002.
        In January 2003, PSE filed tariff sheets with the Washington Commission to reflect a modification to the agreement between PSE and the BPA that would reduce the Residential and Farm Energy Exchange Benefit credit. Under the modified agreement, BPA will defer paying a portion of the benefits it would have otherwise paid. The amount of benefits deferred will be $3.5 million each month for the eight-month period beginning February 2003, for a total deferral of $27.7 million. Contemporaneously with entering into this agreement with PSE, BPA is entering into other agreements similar to the agreement with PSE through which other investor-owned utilities and BPA are agreeing to BPA’s deferral of payments in their fiscal year 2003. The total cumulative amount to be deferred under the agreement with PSE and other such agreements equals $55 million, an amount that will help BPA address its current financial difficulties. Absent certain adjustments BPA will begin paying back the amount deferred with interest over the sixty-month period beginning November 2006. The Washington Commission approved the tariff changes and the Rider credit was changed to $0.01740 for the period February 15, 2003 through September 30, 2006. The deferral of the BPA benefits will not have any impact on PSE earnings, as it is a direct pass-through to PSE customers.

        BPA’s rate case may affect the level of residential exchange benefits for PSE’s customers. For 2002, the benefits of the Residential and Farm Energy Exchange credited to customers were $152.8 million with a related offset to power costs. PSE received payments from BPA in the amount of $171.2 million during 2002. The difference between the customers’ credit and the amount received from BPA is deferred and credited to customers in later periods. The difference is recorded on PSE’s balance sheet as restricted cash. The modified Agreement, if it goes into effect, would provide for payments from BPA in the amount of $630.6 million for the period January 2003 through September 2006 and for pass-through to eligible residential and farm customers of the same amount. The level of the BPA credit does not affect PSE’s earnings, since the credit is a direct pass-through to residential customers. The credit does affect the net rates paid by those customers.
        There are several actions in the Ninth Circuit Court of Appeals against BPA, in which the petitioners assert that BPA acted contrary to law or without authority in deciding to enter into, or in entering into or performing, a number of contracts, including the contract between BPA and the Company described above. BPA rates used in such contract between BPA and the Company for determining the amounts of money to be paid to the Company during the period October 1, 2001 through September 30, 2006 have been confirmed, approved and allowed to go into effect by FERC on an interim basis, subject to refund with interest. It is not clear what impact, if any, review of such rates and the above-described Ninth Circuit Court of Appeals actions may have on the Company.

        GAS RATES AND REGULATION
        On August 28, 2002, the Washington Commission approved a 5.8% gas rate increase in general rates to cover higher costs of providing natural gas service to customers. This increase will provide approximately $35.6 million annually in revenues and was offset by an annual $45 million or 7.3% PGA rate reduction, also approved on August 28, 2002. Both rate actions became effective September 1, 2002. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs. PSE’s gas margin and net income are not affected by the change in PGA rates.
        On May 24, 2002, the Washington Commission allowed a PGA rate reduction that was filed on May 6, 2002, effective June 1, 2002, lowering overall natural gas rates by 21.2%. This ended a temporary surcharge that went into effect September 1, 2001.
        On September 30, 2002, PSE filed a proposal with the Washington Commission to reduce natural gas supply rates under the PGA for a third time in 2002. The Washington Commission approved the proposal on October 30, 2002 and PSE lowered gas rates overall through the PGA by approximately 12.5% effective November 1, 2002.
        As a result of sharp increases in gas costs during 2000 and 2001, PSE filed two PGA and deferral amortization filings with the Washington Commission which were approved. The PGA filings allowed PSE to recover increased gas costs. As a result, gas rates to all sales customers increased by an average of 30.2% on August 1, 2000, and 26.4% on January 12, 2001. Subsequent declines in gas costs led to PSE obtaining approval of another PGA and deferral amortization filing in 2001 resulting in an average 8.9% reduction in gas rates on September 1, 2001.

ELECTRIC OPERATING STATISTICS

TWELVE MONTHS ENDED DECEMBER 31	2002	2001	2000

Generation and Purchased Power-kWh (thousands):
Company controlled resources	6,996,276	9,684,087	9,502,386
Contracted resources	12,085,729	11,901,762	14,735,707
Non-firm energy purchased	7,584,398	6,987,319	14,290,196

Total generation and purchased power	26,666,403	28,573,168	38,528,289
Less losses and company use	(1,341,126)	(1,152,840)	(1,582,446)

Total energy sold, kWh	25,325,277	27,420,328	36,945,843

Electric energy sales, kWh (thousands):
Residential	9,845,527	9,555,264	9,810,393
Commercial	8,012,538	7,953,165	7,677,032
Industrial	1,416,107	2,540,722	4,026,344
Other customers	90,840	154,749	219,435

Total energy billed to customers	19,365,012	20,203,900	21,733,204
Unbilled energy sales - net increase (decrease)	(102,811)	(278,392)	118,908

Total energy sales to customers	19,262,201	19,925,508	21,852,112
Sales to other utilities and marketers	6,063,076	7,494,820	15,093,731

Total energy sales, kWh	25,325,277	27,420,328	36,945,843

Less: optimization purchases for sales to other	(2,596,505)	(2,512,478)	(745,113)
utilities and marketers
Transportation, including unbilled	2,307,081	363,826	--

Net electric energy sales and transported, kWh	25,035,853	25,271,676	36,200,730

Electric operating revenues by classes (thousands):
Residential	$616,522	$583,714	$587,780
Commercial	536,021	509,134	476,052
Industrial	90,121	281,161	292,975
Other customers	26,500	25,351	98,888

Operating revenues billed to customers[1]	1,269,164	1,399,360	1,455,695
Unbilled revenues - net increase (decrease)	(7,118)	(70,615)	66,700

Total operating revenues from customers	1,262,046	1,328,745	1,522,395
Transportation, including unbilled	15,551	2,537	6
Sales to other utilities and marketers	152,736	1,021,376	1,249,294
Less: optimization purchases for sales to other	(64,448)	(487,431)	(139,376)
utilities and marketers

Total electric operating revenues	$1,365,885	$1,865,227	$2,632,319

Number of customers served (average):
Residential	839,878	826,187	811,443
Commercial	104,273	100,015	98,758
Industrial	3,953	4,012	4,111
Other	1,932	1,758	1,548
Transportation	16	5	--

Total customers (average)	950,052	931,977	915,860

Average retail revenues per kWh sold:
Residential	$0.0632	$0.0628	$0.0617
Commercial	0.0675	0.0655	0.0638
Industrial	0.0649	0.1120	0.0739
Average retail revenue per kWh sold	0.0651	0.0701	0.0647

Average revenue billed to residential customers	$741	$726	$745
Average kWh used by residential customers	11,723	11,565	12,090

Heating degree days	4,946	4,993	4,970
Percent of normal of 30-year average	100.8%	101.7%	100.9%

Load factor	61.6%	59.8%	62.2%

[1]

Operating revenues in 2002, 2001 and 2000 were reduced by $12.7 million, $31.0 million and $35.4 million, respectively, as a result of PSE's sale of $237.7 million of its investment in customer-owned conservation measures. (See "Operating Revenues - Electric" in Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements.)

ELECTRIC SUPPLY
        At December 31, 2002, PSE’s peak electric power resources were approximately 4,577,135 KW. PSE’s historical peak load of approximately 4,847,000 KW occurred on December 21, 1998. In order to meet an extreme winter peak load, PSE supplements its electric power resources with call options and other instruments that may include, but are not limited to, weather related hedges and exchange agreements. During 2002, PSE’s total electric energy production was supplied 26.2% by its own resources, 22.5% through long-term contracts with several of the Washington Public Utility Districts (PUDs) that own hydroelectric projects on the Columbia River, and 22.9% from other firm purchases. Non-firm purchases, net of resales, accounted for 7.4% of energy purchases in 2002.
        The following table shows PSE’s electric energy supply resources at December 31, 2002 and 2001, and energy production during the year:

PEAK POWER RESOURCES AT DECEMBER 31,	ENERGY PRODUCTION
	2002		2001		2002		2001
	KW	%	KW	%	kWh	%	kWh	%

Purchased resources:
Columbia River PUD contracts	1,391,000	30.4%	1,431,900	28.8%	5,988,118	22.5%	4,230,574	14.8%
Other hydro[1]	175,660	3.8%	535,660	10.8%	717,215	2.7%	964,628	3.4%
Other producers[1]	1,209,675	26.4%	1,211,675	24.4%	5,380,396	20.2%	6,706,560	23.4%
Non-firm energy purchases[2]	N/A	N/A	N/A	N/A	7,584,398	28.4%	6,987,319	24.5%

Total purchased	2,776,335	60.6%	3,179,235	64.0%	19,670,127	73.8%	18,889,081	66.1%

Company-controlled resources:
Hydro	300,000	6.6%	300,000	6.0%	1,351,540	5.1%	1,101,373	3.9%
Coal	700,000	15.3%	700,000	14.1%	4,627,901	17.3%	5,038,834	17.6%
Natural gas/oil	800,800	17.5%	790,800	15.9%	1,016,835	3.8%	3,543,880	12.4%

Total Company controlled	1,800,800	39.4%	1,790,800	36.0%	6,996,276	26.2%	9,684,087	33.9%

Total	4,577,135	100.0%	4,970,035	100.0%	26,666,403	100.0%	28,573,168	100.0%

        PSE submitted a preliminary least-cost plan to balance future energy resources with energy needs to the Washington Commission on December 31, 2002. PSE plans to meet its resource needs either through asset acquisition, building its own generation, or entering into additional power purchase agreements, and pursuing energy conservation. PSE will submit its final least-cost plan to the Washington Commission in the spring of 2003.

        COMPANY-CONTROLLED ELECTRIC GENERATION RESOURCES
        In total PSE has the following plants with an aggregate net generating capability of 1,800,800 KW:

Plant Name	Plant Type	Total KW Capacity	Year Installed
Colstrip 1&2 (50% interest)	Coal	330,000	1975 & 1976
Colstrip 3&4 (25% interest)	Coal	370,000	1984 & 1986
Upper Baker River	Hydro	91,000	1959
Lower Baker River	Hydro	79,000	Reconstructed 1960 Upgraded 2001
White River	Hydro	70,000	1911
Snoqualmie Falls	Hydro	44,000	1898 to 1911 and 1957
Electron	Hydro	26,000	1904 to 1929
Fredonia 1 & 2	Dual fuel combustion turbines	210,000	1984
Fredrickson Units 2 & 3	Dual fuel combustion turbines	150,000	1981
Whitehorn Units 2 & 3	Dual fuel combustion turbines	150,000	1981
Fredonia 3 & 4	Dual fuel combustion turbines	108,000	2001
Encogen	Natural gas cogeneration	170,000	1993
Crystal Mountain	Internal combustion	2,800	1969

1 Power received from other utilities is classified between hydro and other producers based on the character of the utility system used to supply the power or, if the power is supplied from a particular resource, the character of that resource.
2 Non-firm purchases net of resales of 6,063,076 kWh and 7,494,820 kWh for 2002 and 2001 respectively, account for 7.4% and (2.4%) of energy purchases.

All of these generating facilities, except the Colstrip, Montana plants, are located in PSE’s service territories.

        On December 19, 1997, PSE was issued a 50-year license by FERC for its existing and operating White River project which includes authorization to install an additional 14,000 KW generating unit. PSE has filed for a rehearing with FERC on conditions of the license related to measures designed to enhance salmon runs on the White River, because those conditions may make the plant uneconomic to operate. On June 30, 1999 FERC issued a stay in the license proceeding. This additional time allows PSE, federal land agencies, state agencies, local governments and public interest groups to resolve common issues and explore alternatives relating to the plant’s continued operation and economics. The licensing proceeding is ongoing. In April 2001, PSE gave FERC notice of its intent to renew the license for its existing and operating 170,000 KW Baker Project. The 50-year license expires on April 30, 2006 with application due in April 2004. In 2002, PSE continued working with FERC, federal, state and local governments, Native American tribes, public interest groups and citizens to define new license terms and conditions through a collaborative process. The initial license for the existing and operating Snoqualmie Falls project expired in December 1993, and PSE continues to operate this project under a temporary license. PSE is continuing the FERC application process to relicense this project.

         COLUMBIA RIVER ELECTRIC ENERGY SUPPLY CONTRACTS
        During 2002, approximately 22.5% of PSE’s energy output was obtained at an average cost of approximately 13.96 mills per kWh through long-term contracts with several of the Washington PUDs that own and operate hydroelectric projects on the Columbia River.
        PSE’s purchases of power from the Columbia River projects are on a “cost of service” basis under which PSE pays a proportionate share of the annual debt service and operating and maintenance costs of each project in proportion to the contractual shares that PSE has rights to from such project. Such payments are not contingent upon the projects being operable, which means PSE is required to make the payments even if power is not being delivered. These projects are financed through substantially level debt service payments, and their annual costs may vary over the term of the contracts as additional financing is required to meet the costs of major maintenance, repairs or replacements or license requirements.
        PSE has contracted to purchase from Chelan County PUD (Chelan) a 50% share of the output of the original units of the Rock Island Project, which percentage will remain unchanged for the duration of the contract that expires in 2012. PSE has also contracted to purchase the output of the additional Rock Island units for the duration of the contract. As of December 31, 2002 PSE’s aggregate annual capacity from all units of the Rock Island Project was 455,340 KW. PSE’s share of output of the additional Rock Island units may be reduced by up to 10% per year which began July 1, 2000, subject to a maximum aggregate reduction of 50%, upon the exercise of rights of withdrawal by Chelan for use in its local service area. The schedule of withdrawals by Chelan for the additional Rock Island units is as follows:

Date of Withdrawal	Withdrawal Percentage	PSE Capacity after Withdrawal
July 1, 2002	10%	85%
July 1, 2003	10%	75%
February 1, 2005	10%	65%
July 1, 2005	10%	55%
November 1, 2006	5%	50%

        PSE has contracted to purchase from Chelan 38.9% (505,000 KW of peak capacity as of December 31, 2002) of the annual output of the Rocky Reach Project, which percentage remains unchanged for the remainder of the contract which expires in 2011. PSE has contracted to purchase from Douglas County PUD 31.3% (261,000 KW as of December 31, 2002) of the annual output of the Wells Project, the percentage of which remains unchanged for the remainder of the contract which expires in 2018. PSE has contracted to purchase from Grant County PUD 8.0% (72,000 KW as of December 31, 2002) of the annual output of the Priest Rapids Development and 10.8% (98,000 KW of peak capacity as of December 31, 2002) of the annual output of the Wanapum Development, which percentages remain unchanged for the remainder of the contracts which expire in 2005 and 2009, respectively.

        On December 28, 2001, PSE signed a contract offer for new contracts for the Priest Rapids and Wanapum Developments. On April 12, 2002, PSE signed amendments to those agreements which are technical clarifications of certain sections of the agreements. Under the terms of these contracts, PSE will continue to obtain capacity and energy for the term of any new FERC license to be obtained by Grant County PUD. The new contracts begin in November 2005 for the Priest Rapids Development and in November 2009 for the Wanapum Development. Unlike the current contracts, in the new contracts PSE’s share of power from developments declines over time as Grant County PUD’s load increases.
         On March 8, 2002, the Yakama Nation filed a complaint with FERC which alleged that Grant County’s new contracts unreasonably restrain trade and violate various sections of the Federal Power Act and Public Law 83-544. On November 21, 2002, FERC dismissed the complaint while agreeing that certain aspects of the complaint had merit. As a result, they have ordered Grant County PUD to remove specific sections of the contract which constrain the parties to the Grant County PUD contracts from competing with Grant County PUD for a new license. A rehearing has been requested.

        ELECTRIC ENERGY SUPPLY CONTRACTS AND AGREEMENTS WITH OTHER UTILITIES
        PSE has entered into long-term firm purchased power contracts with other utilities in the West region. PSE is generally not obligated to make payments under these contracts unless power is delivered.
        Under a 1985 settlement agreement relating to Washington Public Power Supply System Nuclear Project No. 3, in which PSE had a 5% interest, PSE is entitled to receive from BPA beginning January 1, 1987, electric power during the months of November through April. Under the contract, PSE is guaranteed to receive not less than 191,667 MWh in each contract year until PSE has received total deliveries of 5,833,333 MWh. PSE expects the contract to be in effect until at least June 2008. Also pursuant to the 1985 settlement agreement, BPA has an option to request that PSE deliver up to 64 MW of exchange energy to BPA in all months except May, July and August for contract year 2002/2003.
        On December 31, 2002, a 15 year power contract between Avista Corporation and PSE expired under the terms of the agreement. The contract provided for the delivery of 100 MW of capacity and 657,000 MWh of energy from the Avista system annually (75 annual average MW).
        On October 27, 1988, PSE executed a 15-year contract for the purchase of firm power and energy from PacifiCorp. Under the terms of the agreement, PSE receives 120 average MW of energy and 200 MW of peak capacity. This contract expires on October 31, 2003.
        On October 1, 1989, PSE signed a contract with The Montana Power Company, which subsequently sold its assets to Northwestern Energy in 2002 under which Northwestern Energy provides PSE, from its share of Colstrip Unit 4, 71 average MW of energy (97 MW of peak capacity) over a 21-year period. This contract expires in December 2010.
        PSE executed an exchange agreement with Pacific Gas & Electric Company (PG&E) which became effective on January 1, 1992. Under the agreement, 300 MW of capacity together with 413,000 MWh of energy are exchanged seasonally every year on a unit-for-unit basis. No payments are made under this agreement. PG&E is a summer peaking utility and will provide power during the months of November through February. PSE is a winter peaking utility and will provide power during the months of June through September. Each party may terminate the contract for various reasons.
        In October 1997 a 10-year power exchange agreement between PSE and Powerex (a subsidiary of a British Columbia utility) became effective. Under this agreement Powerex pays PSE for the right to deliver power up to 1,200,000 MWh annually to PSE at the Canadian border in exchange for PSE delivering power to Powerex at various locations in the United States.

        ELECTRIC ENERGY SUPPLY CONTRACTS AND AGREEMENTS WITH NON-UTILITY GENERATORS
        As required by the federal Public Utility Regulatory Policies Act (PURPA), PSE entered into long-term firm purchased power contracts with non-utility generators. The most significant of these are the contracts described below which PSE entered into in 1989, 1990 and 1991 with operators of natural gas-fired cogeneration projects. PSE purchases the net electrical output of these three projects at fixed and annually escalating prices which were intended to approximate PSE’s avoided cost of new generation projected at the time these agreements were made.
        On February 24, 1989, PSE executed a 20-year contract to purchase 108 average MW of energy and 123 MW of capacity, beginning in April 1993, from Sumas Cogeneration Company, L.P., which owns and operates a natural gas-fired cogeneration project located in Sumas, Washington.

        On June 29, 1989, PSE executed a 20-year contract to purchase 70 average MW of energy and 80 MW of capacity, beginning October 11, 1991, from the March Point Cogeneration Company (March Point), which owns and operates a natural gas-fired cogeneration facility known as March Point Phase I, located at the Equilon refinery in Anacortes, Washington. On December 27, 1990, PSE executed a second contract (having a term coextensive with the first contract) to purchase an additional 53 average MW of energy and 60 MW of capacity, beginning in January 1993, from another natural gas-fired cogeneration facility owned and operated by March Point, which facility is known as March Point Phase II and is located at the Equilon refinery in Anacortes, Washington.
        On March 20, 1991, PSE executed a 20-year contract to purchase 216 average MW of energy and 245 MW of capacity, beginning in April 1994, from Tenaska Washington Partners, L.P., which owns and operates a natural gas-fired cogeneration project located near Ferndale, Washington. In December 1997 and January 1998, PSE and Tenaska Washington Partners entered into revised agreements in which PSE became the principal natural gas supplier to the project and power purchase prices under the Tenaska contract were revised to reflect market-based prices for the natural gas supply. PSE obtained an order from the Washington Commission creating a regulatory asset related to the $215 million restructuring payment. Under terms of the order, PSE was allowed to accrue as an additional regulatory asset one-half the carrying costs of the deferred balance over the first five years, which ended December 2002. The balance of the regulatory asset at December 31, 2002 was $231.0 million which will be recovered in electric rates over the next nine years. In addition, PSE is responsible for any potential tax indemnification to the seller imposed by the Internal Revenue Service up to a maximum of $30 million.
        In December 1999, PSE bought out the remaining 8.5 years of one of the natural gas supply contracts serving Encogen from Cabot Oil & Gas Corporation (Cabot) which provided approximately 60% of the plant’s natural gas requirements. PSE became the replacement gas supplier to the project for 60% of the supply under the terms of the Cabot Agreement.

GAS OPERATING STATISTICS

TWELVE MONTHS ENDED DECEMBER 31	2002	2001	2000

Gas operating revenues by classes (thousands):
Residential	$428,569	$486,761	$372,900
Commercial firm	167,434	196,904	144,046
Industrial firm	28,312	37,411	27,832
Interruptible	48,889	71,997	44,485

Total retail gas sales	673,204	793,073	589,263
Transportation services	12,851	11,780	12,137
Other	11,100	10,218	10,911

Total gas operating revenues	$697,155	$815,071	$612,311

Number of customers served (average):
Residential	565,003	548,497	532,333
Commercial firm	45,916	45,998	44,817
Industrial firm	2,727	2,789	2,863
Interruptible	650	833	835
Transportation	122	112	98

Total customers	614,418	598,229	580,946

Gas volumes, therms (thousands):
Residential	500,672	494,648	517,561
Commercial firm	218,716	214,713	221,170
Industrial firm	39,142	42,287	48,348
Interruptible	81,045	98,733	103,446

Total retail gas volumes, therms	839,575	850,381	890,525
Transportation volumes	207,852	188,196	204,035

Total volumes	1,047,427	1,038,577	1,094,560

Working-gas volumes in storage at year end, therms (thousands):
Jackson Prairie	64,583	59,537	67,827
Clay Basin	51,225	73,800	28,275

Average therms used by customer:
Residential	886	902	972
Commercial firm	4,763	4,668	4,935
Industrial firm	14,354	15,162	16,887
Interruptible	124,685	118,527	123,888
Transportation	1,703,705	1,680,321	2,081,989

Average revenue per customer:
Residential	$759	$887	$701
Commercial firm	3,647	4,281	3,214
Industrial firm	10,382	13,414	9,721
Interruptible	75,214	86,431	53,275
Transportation	105,336	105,179	123,846

Average revenue per therm sold:
Residential	$0.855	$0.984	$0.720
Commercial firm	0.766	0.917	0.651
Industrial firm	0.723	0.885	0.576
Interruptible	0.603	0.729	0.430
Average retail revenue per therm sold	0.802	0.933	0.662
Transportation	0.062	0.063	0.059

GAS SUPPLY
        PSE currently purchases a blended portfolio of long-term firm, short-term firm and non-firm gas supplies from a diverse group of major and independent producers and gas marketers in the United States and Canada. PSE also enters into short-term physical and financial derivative instruments to hedge the cost of gas to service its customers. All of PSE’s gas supply is ultimately transported through facilities of Williams/Northwest Pipeline Corporation (NPC), the sole interstate pipeline delivering directly into the Western Washington area.

	2002		2001

Peak Firm Gas Supply at December 31	Dth per Day	%	Dth per Day	%

Purchased gas supply:
British Columbia	145,500	18.2%	181,800	22.5%
Alberta	64,900	8.1%	65,800	8.1%
United States	113,800	14.2%	51,400	6.4%

Total purchased gas supply	324,200	40.5%	299,000	37.0%

Purchased storage capacity:
Clay Basin	63,000	7.9%	96,600	11.9%
Jackson Prairie	47,600	5.9%	47,500	5.9%
LNG	70,800	8.8%	70,700	8.7%

Total purchased storage capacity	181,400	22.6%	214,800	26.5%

Owned storage capacity:
Jackson Prairie	265,000	33.1%	265,000	32.8%
Propane-air injection	30,000	3.8%	30,000	3.7%

Total owned storage capacity	295,000	36.9%	295,000	36.5%

Total peak firm gas supply	800,600	100.0%	808,800	100.0%

        All peak firm gas supplies and storage are connected to PSE's market with firm transportation capacity.

        For baseload and peak-shaving purposes, PSE supplements its firm gas supply portfolio by purchasing natural gas at generally lower prices in months of low market demand for gas, injecting it into underground storage facilities and withdrawing it during the winter heating season. Storage facilities at Jackson Prairie in Western Washington and at Clay Basin in Utah are used for this purpose. Peaking needs are also met by using PSE owned gas held in NPC’s liquefied natural gas (LNG) facility at Plymouth, Washington, and by producing propane-air gas at a plant owned by PSE and located on its distribution system.
        In 1998, PSE took assignment from a third party of a peaking gas supply service contract whereby PSE can divert up to 48,000 Dekatherms per day (one Dekatherm, or Dth, is equal to one million British thermal units or MMBtu) of gas it supplies to Tenaska away from the Tenaska Cogeneration Facility and toward its core gas load by causing Tenaska to operate its facility on distillate fuel and paying any additional costs of such operation.
        PSE expects to meet its firm peak-day requirements for residential, commercial and industrial markets through its firm gas purchase contracts, firm transportation capacity, firm storage capacity and other firm peaking resources. PSE believes it will be able to acquire incremental firm gas supply to meet anticipated growth in the requirements of its firm customers for the foreseeable future.

        GAS SUPPLY PORTFOLIO
        For the 2002-2003 winter heating season, PSE contracted for approximately 18.2% of its expected peak-day gas supply requirements from sources originating in British Columbia under a combination of long-term and winter-peaking purchase agreements. Long-term gas supplies from Alberta represent approximately 8.1% of the peak-day requirements. Long-term and winter peaking arrangements with U.S. suppliers and gas stored at Clay Basin make up approximately 22.1% of the peak-day portfolio. The balance of the peak-day requirements is expected to be met with gas stored at Jackson Prairie, LNG held at NPC’s Plymouth facility and propane-air resources, which represent approximately 39.0%, 8.8% and 3.8%, respectively, of expected peak-day requirements.
        During 2002, approximately 40% of gas supplies purchased by PSE originated in British Columbia while 21% originated in Alberta and 39% originated in the United States.
        The current firm, long-term gas supply portfolio consists of arrangements with 17 producers and gas marketers, with no single supplier representing more than 11% of expected peak-day requirements. Contracts have remaining terms ranging from less than 1 year to 9 years, with an average term of less than one year. With the exception of fixed price hedges for the period November 2002 through October 2003 making up a portion of the minimum planned customer requirements, gas supply contracts contain market-sensitive pricing provisions based on several published indices.
        PSE’s firm gas supply portfolio is structured to capitalize on regional price differentials when they arise. Gas and services are marketed outside PSE’s service territory (off-system sales) whenever on-system customer demand requirements permit. The geographic mix of suppliers and daily, monthly and annual take requirements permit a high degree of flexibility in managing gas supplies during off-peak periods to minimize costs.

        GAS TRANSPORTATION CAPACITY
        PSE currently holds firm transportation capacity on pipelines owned by NPC and PG&E Gas Transmission-Northwest (PGT). Accordingly, PSE pays fixed monthly demand charges for the right, but not the obligation, to transport specified quantities of gas from receipt points to delivery points on such pipelines each day for the term or terms of the applicable agreements.
        PSE holds firm year-round capacity on NPC’s pipeline totaling 447,493 Dth per day, acquired under several agreements at various times. PSE has exchanged certain segments of its firm capacity with third parties to effectively lower transportation costs. PSE’s firm transportation capacity contracts with NPC have remaining terms ranging from 2 to 13.8 years. However, PSE has either the unilateral right to extend the contracts under their current terms or the right of first refusal to extend such contracts under current FERC orders. PSE’s firm transportation capacity on PGT’s pipeline, totaling 90,392 Dth per day, has a remaining term of 21 years.
        WNG CAP I, a wholly-owned subsidiary of PSE, holds firm year-round capacity on NPC’s pipeline totaling 75,494 Dth per day, acquired under several agreements. WNG CAP I’s firm transportation capacity contracts with NPC have remaining terms ranging from 1 year to 13.5 years.

        GAS STORAGE CAPACITY
        PSE holds storage capacity in the Jackson Prairie and Clay Basin underground gas storage facilities adjacent to NPC’s pipeline. The Jackson Prairie facility, operated and one-third owned by PSE, is used primarily for intermediate peaking purposes, able to deliver a large volume of gas over a relatively short time period. Combined with capacity contracted from NPC’s one-third stake in Jackson Prairie, PSE has peak, firm delivery capacity of over 318,000 Dth per day and total firm storage capacity exceeding 7,500,000 Dth at the facility. The location of the Jackson Prairie facility in PSE’s market area provides significant cost savings by reducing the amount of annual pipeline capacity required to meet peak-day gas requirements. The Clay Basin storage facility is supply area storage and is utilized for withdrawals over the entire winter, capturing savings due to injecting lower cost gas supplies during the summer. After the release of capacity, PSE has maximum firm withdrawal capacity of over 64,000 Dth per day from the facility with total storage capacity of almost 6,700,000 Dth. The capacity is held under two contracts with remaining terms of 11 and 17 years. PSE has capacity release contracts with multiple parties at the Clay Basin storage facility with remaining terms ranging from 3 to 15 months. PSE’s maximum firm withdrawal capacity and total storage capacity at Clay Basin is over 110,000 Dth per day and exceeds 13,000,000 Dth, respectively, when PSE has not released any of the capacity.

        LNG AND PROPANE-AIR RESOURCES
        LNG and propane-air resources provide gas supply on short notice for short periods of time. Due to their typically high cost, these resources are normally utilized as the supply of last resort in extreme peak-demand periods typically lasting a few hours or days. PSE has long-term contracts for storage of approximately 240,000 Dth of PSE owned gas as LNG at NPC’s Plymouth facility, which equates to approximately three and one-half days’ supply at maximum daily deliverability of 72,000 Dth. PSE owns storage capacity for approximately 1.5 million gallons of propane. The propane-air injection facilities are capable of delivering the equivalent of 30,000 Dth of gas per day for up to four days directly into PSE’s distribution system.

        CAPACITY RELEASE
        FERC provided a capacity release mechanism as the means for holders of firm pipeline and storage entitlements to temporarily relinquish unutilized capacity to others in order to recoup all or a portion of the cost of such capacity. Capacity may be released through several methods including open bidding and by pre-arrangement. PSE continues to successfully mitigate a portion of the demand charges related to both storage and NPC pipeline capacity not utilized during off-peak periods through capacity release. WNG CAP I, a wholly-owned subsidiary of PSE, was formed to provide additional flexibility and benefits from capacity release. Capacity release benefits are passed on to customers through the PGA.

ENERGY CONSERVATION
        PSE offers programs designed to help new and existing customers use energy efficiently. PSE uses a variety of mechanisms including cost effective financial incentives, information and technical services to enable customers to make energy-efficient choices with respect to building design, equipment and building systems, appliance purchases and operating practices.
        Since May 1997, PSE has recovered electric energy conservation expenditures through a tariff rider mechanism. The rider mechanism allows PSE to defer the conservation expenditures and amortize them to expense as PSE concurrently collects the conservation expenditures in rates over a one-year period. As a result of the rider, there is no effect on earnings.
        Since 1995, PSE has been authorized by the Washington Commission to defer gas energy conservation expenditures and recover them through a tariff tracker mechanism. The tracker mechanism allows PSE to defer conservation expenditures and recover them in rates over the subsequent year. The tracker mechanism also allows PSE to recover an Allowance for Funds Used to Conserve Energy (AFUCE) on any outstanding balance that is not being recovered in rates.

ENVIRONMENT
        Puget Energy’s operations are subject to environmental regulation by federal, state and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental and energy laws and regulations, Puget Energy cannot determine the impact such laws may have on its existing and future facilities. (See Note 16 to the Consolidated Financial Statements for further discussion of environmental sites.)

        REGULATION OF EMISSIONS
        PSE has an ownership interest in coal-fired, steam-electric generating plants at Colstrip, Montana, which are subject to regulation of emissions and other regulatory requirements. PSE also owns combustion turbine units in Western Washington, which are capable of being fueled by natural gas or diesel fuel. These combustion turbines are operated to comply with emission limits set forth in their respective air operating permits.
        There is no assurance that in the future environmental regulations affecting sulfur dioxide, carbon monoxide, particulate matter, or nitrogen oxide emissions may not be further restricted, or that restrictions on greenhouse gas emissions, such as carbon dioxide, or other combustion byproducts may not be imposed.

        FEDERAL ENDANGERED SPECIES ACT
        Since the 1991 listing of the Snake River Sockeye salmon as an endangered species, one more species of salmon has been listed and two more have been proposed which may further influence operations. Upper Columbia River Steelhead was listed by National Marine Fisheries Service in August 1997. Anticipating the Steelhead listing, the Mid-Columbia PUDs initiated consultation with the federal and state agencies, Native American tribes and non-governmental organizations to secure operational protection through a long-term settlement and habitat conservation plan which includes fish protection and enhancement measurement for the next 50 years. The negotiations have concluded among the Chelan and Douglas County PUDs and various fishery agencies, and final agreement is subject to a National Environmental Policy Act review and power purchaser approval. Generally, the agreement obligates the PUDs to achieve certain levels of passage efficiency for downstream migrants at their hydroelectric facilities and to fund certain habitat conservation measures. Grant County PUD has yet to reach agreement on these issues.
        The proposed listings of Puget Sound Chinook salmon and spring Chinook salmon for the upper Columbia River were approved in March 1999. The listing of spring Chinook salmon for the upper Columbia River should not result in markedly differing conditions for operations from previous listings in the area.
        The completed listings of Coastal/Puget Sound Distinct Population Segment of Bull Trout in the fall of 1999 and Puget Sound Chinook salmon in the winter of 2001 are causing a number of changes to operations of governmental agencies and private entities in the region, including PSE. These changes may adversely affect hydro plant operations and permit issuance for facilities construction, and increase costs for process and facilities. Because PSE relies substantially less on hydroelectric energy from the Puget Sound area than from the Mid-Columbia River and because the impact on PSE operations in the Puget Sound area is not likely to impair significant generating resources, the impact of listing for Puget Sound Chinook salmon and Bull Trout, while potentially representing cost exposure and operational constraints, should be proportionately less than the effects of the Columbia River listings. PSE is actively engaging the federal agencies to address Endangered Species Act issues for PSE’s generating facilities. The consultation with the federal agencies is ongoing.

EXECUTIVE OFFICERS OF THE REGISTRANTS
        The executive officers of Puget Energy as of February 28, 2003 are listed below. For their business experience during the past five years, please refer to the table below regarding Puget Sound Energy’s executive officers. Officers of Puget Energy are elected for one-year terms.

NAME	AGE	OFFICES
S. P. Reynolds	55	President and Chief Executive Officer since January 2002. Director since January 2002.
J. D. Durbin	67	Chairman and Chief Executive Officer of InfrastruX since 2002; President and Chief Executive Officer of InfrastruX, 2000 - 2002. Prior to joining InfrastruX, he was Executive Director of Emerge Corporation, 1999 - 2000; Principal in Olympic Capital Partners, 1996 - 1999.
J. W. Eldredge	52	Corporate Secretary and Chief Accounting Officer since April 1999.
D. E. Gaines	46	Vice President Finance and Treasurer since March 2002.
S. A. McKeon	57	Senior Vice President Finance and Chief Financial Officer since January 2003; Senior Vice President Finance and Legal and Chief Financial Officer, 2002; Vice President and General Counsel, 1999 - 2002.
J. L. O'Connor	46	Vice President and General Counsel since January 2003.

        The executive officers of Puget Sound Energy as of February 28, 2003 are listed below along with their business experience during the past five years. Officers of Puget Sound Energy are elected for one-year terms.

NAME	AGE	OFFICES
S.P. Reynolds	55	President and Chief Executive Officer since January 2002; President and Chief Executive Officer of Reynolds Energy International, 1998 - 2002; Chief Executive Officer of PG&E Gas Transmission Texas, 1997 - 1998; President and Chief Executive Officer of Pacific Gas Transmission Company, 1987 - 1998. Director since January 2002.
D.P. Brady	39	Vice President Customer Services since February 2003; Director and Assistant to Chief Operating Officer, 2002 - 2003; Prior to joining PSE, he was Managing Director of Irvine Associates Merchant Banking Group 2001 - 2002; Executive Vice President-Operations of Orcom Solutions, 2000 - 2001; Executive Vice President and Chief Financial Officer of Orcom Solutions, 1999 - 2000.
J.W. Eldredge	52	Vice President, Corporate Secretary, Controller and Chief Accounting Officer since May 2001; Corporate Secretary, Controller, and Chief Accounting Officer, 1993 - 2001.
D.E. Gaines	46	Vice President Finance and Treasurer since March 2002; Vice Presidentand Treasurer, 2001 - 2002; Treasurer, 1994 - 2001. Mr. Gaines is the brother of W. A. Gaines, Vice President Energy Supply.
W.A. Gaines	47	Vice President Energy Supply since February 1997. Mr. Gaines is the brother of D. E. Gaines, Vice President Finance and Treasurer.
D.A. Graham	62	Vice President Human Resources since April 1998; Director Human Resources, 1989 - 1998.
K.J. Harris	38	Vice President Governmental and Regulatory Relations since February 2003; Vice President Regulatory Affairs, 2002 - 2003; Director Load Resource Strategies and Associate General Counsel, 2001 - 2002; Associate General Counsel, 1999 - 2001. For more than four years prior to that time, she was an attorney with the law firm of Perkins Coie LLP.
J.L.Henry	57	Senior Vice President Energy Efficiency and Customer Services since February 2003; Director Major Accounts, 2001 - 2003; Director Construction and Technical Field Services 2000 - 2001; Director Major Projects, 1997 - 2000.
T.J. Hogan	51	Senior Vice President Regional Services and Community Affairs since February 2003; Senior Vice President External Affairs 2002 - 2003; Vice President External Affairs, 2000 - 2002; Vice President Systems Operations, 1997 - 2000.
E.M. Markell	51	Senior Vice President Energy Resources since February 2003; Vice President Corporate Development, 2002 - 2003. Prior to joining PSE, he was Chief Financial Officer, Club One, Inc., 2000 - 2002; Vice President andChief Financial Officer, United American Energy Corp., 1990 - 2000.
S.A. McKeon	57	Senior Vice President Finance and Chief Financial Officer since January 2003; Senior Vice President Finance and Legal and Chief Financial Officer, 2002; Vice President and General Counsel, 1997 - 2002.
S. McLain	46	Senior Vice President Operations since February 2003; Vice President Operations - Delivery, 1999 - 2003; Vice President Corporate Performance, 1997 - 1999.
J.L. O'Connor	46	Vice President and General Counsel since January 2003. Prior to joining PSE, she was interim General Counsel, Starbucks Corporation, 2002; Senior Vice President and Deputy General Counsel, Starbucks Corporation, 2001 - 2002; Vice President and Assistant General Counsel, Starbucks Corporation, 1998 - 2001.
J.M. Ryan	41	Vice President Energy Portfolio Management since December 2001. Prior to joining PSE, she was Managing Director of North American Marketing of TransAlta USA, 2001; Managing Director Origination of Merchant Energy Group of the Americas, Inc., 1997 - 2001.
G.B. Swofford	61	Senior Vice President and Chief Operating Officer since March 2002; Vice President and Chief Operating Officer - Delivery, 1999 - 2002; Vice President Customer Operations, 1997 - 1999.
P.M. Wiegand	50	Vice President Corporate Planning since February 2003; Vice President Corporate Planning and Performance, 2002 - 2003; Vice President Risk Management and Strategic Planning 2000 - 2002; Director of Budgets and Performance Management, 1999 - 2000; Director of Information Technology, 1997 - 1999.

ITEM 2. PROPERTIES

        The principal electric generating plants and underground gas storage facilities owned by PSE are described under Item 1 — Business — Electric Supply and Gas Supply. PSE owns its transmission and distribution facilities and various other properties. Substantially all properties of PSE are subject to the liens of PSE’s Mortgage Indentures.
        InfrastruX operates a fleet of vehicles and machines that it uses in its utility construction business. Its fleet is comprised of owned and leased trucks and other specialized equipment such as backhoes, trenchers, boring machines, cranes and other equipment required to perform its work. InfrastruX owns some of the facilities out of which it operates and rents the remaining facilities.

ITEM 3. LEGAL PROCEEDINGS

        See the section titled “Proceedings Relating to the Western Power Market” under Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the “Litigation” section of Note 16 of this Annual Report on Form 10-K.
        Contingencies arising out of the normal course of the Company’s business exist at December 31, 2002. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Puget Energy’s common stock, the only class of common equity of Puget Energy, is traded on the New York Stock Exchange under the symbol PSD. As of December 31, 2002 there were approximately 45,200 holders of record of Puget Energy’s common stock. The outstanding shares of PSE’s common stock, the only class of common equity of PSE, are held by Puget Energy and are not traded.
        The following table shows the market price range of, and dividends paid on, Puget Energy’s common stock during the periods indicated in 2002 and 2001. Puget Energy and its predecessor companies have paid dividends on common stock each year since 1943 when such stock first became publicly held.

2002	2001
	Price Range		Dividends	Price Range		Dividends
Quarter Ended	High	Low	Paid	High	Low	Paid
March 31	$23.60	$19.20	$0.46	$27.75	$20.63	$0.46
June 30	21.23	19.27	0.25	26.24	22.54	0.46
September 30	22.50	16.63	0.25	26.95	20.50	0.46
December 31	22.64	18.75	0.25	23.11	18.51	0.46

        The amount and payment of future dividends will depend on Puget Energy’s financial condition, results of operations, capital requirements and other factors deemed relevant by Puget Energy’s Board of Directors. The Board of Directors’ policy is anticipated to pay out approximately 60% of normalized utility earnings in dividends.
        Puget Energy’s primary source of funds for the payment of dividends to its shareholders is dividends received from PSE.
        PSE’s payment of common stock dividends to Puget Energy is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in PSE’s Articles of Incorporation and electric and gas mortgage indentures. Under the most restrictive covenants of PSE, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $202.7 million at December 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA

        The following tables show selected financial data. Puget Energy became the holding company for PSE on January 1, 2001 pursuant to a plan of exchange in which each share of PSE common stock was exchanged on a one-for-one basis for Puget Energy common stock.

Puget Energy
Summary of Operations
(Dollars in thousands except per share data)

YEARS ENDED DECEMBER 31	2002	2001	2000	1999	1998

Operating revenue	$2,392,322	$2,886,560	$3,302,296	$2,067,944	$1,923,856
Operating income	309,669	297,121	363,872	307,816	295,098
Income before cumulative effect of	117,883	121,588	193,831	185,567	169,612
accounting change
Income for common stock from continuing	110,052	98,426	184,837	174,502	156,609
operations
Basic and diluted earnings per common share	1.24	1.14	2.16	2.06	1.85
from continuing operations
Dividends per common share	1.21	1.84	1.84	1.84	1.84
Book value per common share	16.27	15.66	16.61	16.24	16.00

Total assets at year-end	$5,657,491	$5,546,977	$5,556,669	$5,145,606	$4,709,687
Long-term obligations	2,149,733	2,127,054	2,170,797	1,783,139	1,475,106
Preferred stock not subject to mandatory	60,000	60,000	60,000	60,000	95,075
redemption
Preferred stock subject to mandatory	43,162	50,662	58,162	65,662	73,162
redemption
Corporation obligated, mandatorily	300,000	300,000	100,000	100,000	100,000
redeemable preferred securities of
subsidiary trust holding solely junior
subordinated debentures of the
corporation

Puget Sound Energy
Summary of Operations
(Dollars in thousands)

YEARS ENDED DECEMBER 31	2002	2001	2000	1999	1998

Operating revenue	$2,072,793	$2,712,774	$3,302,296	$2,067,944	$1,923,856
Operating income	294,593	288,480	363,872	307,816	295,098
Income before cumulative effect of	108,948	119,130	193,831	185,567	169,612
accounting change
Income for common stock from continuing	101,117	95,968	184,837	174,502	156,609
operations

Total assets at year-end	$5,338,748	$5,317,750	$5,556,669	$5,145,606	$4,709,687
Long-term obligations	2,021,832	2,053,815	2,170,797	1,783,139	1,475,106
Preferred stock not subject to mandatory	60,000	60,000	60,000	60,000	95,075
redemption
Preferred stock subject to mandatory	43,162	50,662	58,162	65,662	73,162
redemption
Corporation obligated, mandatorily	300,000	300,000	100,000	100,000	100,000
redeemable preferred securities of
subsidiary trust holding solely junior
subordinated debentures of the
corporation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy’s and PSE’s objectives, expectations and intentions. Puget Energy’s and PSE’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “predicts,” “projects,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date of this report. Except as required by law, neither Puget Energy nor PSE undertakes an obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy’s and PSE’s other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect Puget Energy’s and PSE’s business, prospects and results of operations.

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        PUGET ENERGY
        Net income in 2002 was $117.9 million on operating revenues of $2.4 billion, compared to $106.8 million on operating revenues of $2.9 billion in 2001 and $193.8 million on operating revenues of $3.3 billion in 2000. Income for common stock was $110.1 million in 2002, compared to $98.4 million in 2001 and $184.8 million in 2000.
        Basic and diluted earnings per share in 2002 were $1.24 on 88.4 million weighted average common shares outstanding compared to $1.14 on 86.4 million weighted average common shares outstanding in 2001 and $2.16 on 85.4 million weighted average common shares outstanding in 2000.
        Net income in 2002 was positively impacted by an increase in utility net income of $23.9 million from 2001 due to increased electric and gas margins resulting from general tariff rate increases. In addition, net income was positively impacted by $10.9 million of one-time federal tax refunds in 2002. Net income in 2002 was negatively impacted by a decrease in non-utility net income of $19.8 million primarily due to a decline in property sales from 2001 at PSE’s real estate investment and development subsidiary, Puget Western, Inc., and a $8.0 million gain on PSE’s sale of the assets in its ConneXt subsidiary in August 2001. This was partially offset by an increase of $6.9 million in net income at InfrastruX.
        Total kilowatt-hour energy sales to retail consumers in 2002 were 19.3 billion compared with 19.9 billion in 2001 and 21.9 billion in 2000. Kilowatt-hour sales to wholesale customers were 3.5 billion in 2002, 5.0 billion in 2001 and 14.2 billion in 2000. Kilowatt-hours transported to transportation customers under a new tariff established in 2001 were 2.3 billion in 2002 and 364 million in 2001. Kilowatt-hours transported to transportation customers under a terminated pilot program were 164 thousand in 2000.
        Total gas sales to retail consumers in 2002 were 839.6 million therms compared with 850.4 million therms in 2001 and 890.5 million therms in 2000. Total gas sales to transportation customers in 2002 were 207.9 million therms compared with 188.2 million therms in 2001 and 204.0 million therms in 2000.

RESULTS OF OPERATION OF PUGET ENERGY

INCREASE (DECREASE) OVER PRECEDING YEAR YEARS ENDED DECEMBER 31 (Dollars in millions)	2002	2001

Operating revenue changes:
Electric interim rate increase	$25.0	$--
Electric general rate increases	32.0	12.5
BPA residential exchange credit	(49.7)	11.2
Electric sales to other utilities and marketers	(443.2)	(587.0)
Electric revenue sold at index rates to retail customers	(183.9)	(82.4)
Electric conservation trust credit	18.3	4.4
Electric transportation revenue	13.0	2.5
Optimization sales and purchases to other utilities	(2.5)	11.0
Electric conservation incentive credit	--	(19.5)
Electric load and other	91.7	(119.8)

Total electric operating change	(499.3)	(767.1)

Gas retail revenue change	(131.7)	203.8
Gas general rate increase	11.8	--
Gas transportation revenue and other	2.0	(1.1)

Total gas operating change	(117.9)	202.7

InfrastruX revenue	145.7	128.8
Other revenue	(22.7)	19.8

Total other operating revenue change	123.0	148.6

Total operating revenue change	(494.2)	(415.8)

Operating expense changes:
Energy costs:
Purchased electricity	(273.3)	(708.6)
Residential exchange credit	(74.1)	(34.8)
Purchased gas	(132.4)	204.5
Fuel	(167.9)	98.4
Unrealized (gain)/loss on derivative instruments	(0.4)	(11.2)
Utility operations and maintenance :
Production operations and maintenance	2.3	2.8
Personal energy management expenses	(5.9)	11.1
Low income program pass through expenses	3.8	--
Other utility operations and maintenance	20.2	11.8
InfrastruX operations and maintenance	122.6	106.6
Other operations and maintenance	(6.2)	(10.5)
Depreciation and amortization	11.2	21.0
Conservation amortization	11.0	(0.3)
Taxes other than income taxes	2.8	10.2
Income taxes	(20.5)	(50.0)

Total operating expense change	(506.8)	(349.0)

Other income change (net of tax)	(9.1)	9.5
Interest charges change	6.3	15.0
Minority interest in earnings of consolidated subsidiary change	0.9	--

Cumulative effect of implementation of accounting
change (net of tax)	(14.7)	14.7

Net income change	$11.0	$(87.0)

        The following information pertains to the changes outlined in the table above:

PUGET SOUND ENERGY
2002 COMPARED TO 2001
OPERATING REVENUES – ELECTRIC
        Electric operating revenues decreased $499.3 million in 2002 compared to 2001 due primarily to a decrease of $443.2 million in wholesale electric sales to other utilities and marketers due to lower surplus volumes and substantially lower prices in the wholesale electricity market. Wholesale sales volumes decreased by 1.5 billion kWh or 30.4%. Retail sales revenue decreased 7.7% primarily as a result of industrial and commercial customers on market index rates switching to transportation rate tariffs beginning in July 2001, as allowed by a Washington Commission order dated April 5, 2001, authorizing the establishment of a new electric transportation rate tariff. The decrease was offset by an interim electric rate surcharge in effect during the period April 1, 2002 through June 30, 2002, which increased electric revenue by $25 million and a 4.6% electric general rate increase effective July 1, 2002, which increased electric revenue by approximately $32 million in 2002. Transportation revenues increased $13.0 million and volume increased 1.9 billion kWh in 2002.
        To meet customer demand, PSE dispatches resources in its power supply portfolio such as fossil-fuel generation, owned and contracted hydro capacity and energy, and long-term contracted power. However, depending principally upon availability of hydroelectric energy, plant availability, fuel prices and/or changing load as a result of weather, PSE may sell surplus power or purchase deficit power in the wholesale market. PSE manages its core energy portfolio through short and intermediate-term off-system physical purchases and sales, and through other risk management techniques. PSE’s Risk Management Committee oversees energy price risk matters.
        PSE operates its combustion turbine plants located in Western Washington primarily as peaking plants when it is cost-effective to do so. During 2001, PSE had operated its combustion turbine plants extensively to meet both on-system and regional load requirements largely due to adverse hydroelectric conditions in the Pacific Northwest. For 2002, PSE did not operate the combustion turbines to the extent it did in 2001 since market prices did not support the dispatching of these units, and PSE could serve its customers with lower cost resources. As a result, sales to other utilities and marketers declined in 2002 due to low wholesale energy prices and the reduction in operations of the combustion turbines.
        On June 20, 2002, the Washington Commission approved and adopted the settlement stipulation in the general rate case, putting new rates into effect on July 1, 2002. PSE established a PCA mechanism in the rate case settlement. The PCA mechanism will account for differences in PSE’s modified actual power costs relative to a power cost baseline. The mechanism would account for a sharing of costs and benefits that are graduated over four levels of power cost variances, with an overall cap of $40 million (+/-) over the four year period July 1, 2002 through June 30, 2006. PSE’s share of the cost through December 31, 2002 was $5.2 million. The factors influencing the variability of power costs included in the proposal are primarily weather or market related. PSE will be allowed to file for rate increases to implement limited power supply cost increases related to new resources.

        On June 13, 2001, the Washington Commission approved an amended Residential Purchase and Sale Agreement between PSE and the BPA, under which PSE’s residential and small farm customers would continue to receive benefits of federal power. Completion of this agreement enabled PSE to continue to provide, and in fact increase, effective January 1, 2002, the Residential and Farm Energy Exchange Credit to residential and small farm customers. The amended settlement agreement provides that, for its residential and small farm customers, PSE will receive (a) cash payment benefits during the period July 1, 2001 through September 30, 2006 and (b) benefits in the form of power or cash payments during the period October 1, 2006 through September 30, 2011. On June 17, 2002 PSE entered into an agreement with the BPA which amended the payment provisions of the Amended Settlement Agreement to provide for conditional deferral of payment by BPA of certain amounts to be paid under the original agreement.
        To implement this agreement for rate purposes, the Washington Commission approved tariff revisions that were intended (a) to transfer the Residential and Farm Energy Exchange credit in effect since October 1, 1995 in the amount of $0.01085 per kWh, to general rates effective July 1, 2001 and (b) to provide a supplemental Residential and Farm Exchange credit for eligible residential and small farm customers. On June 26, 2002, the Washington Commission then transferred the portion of the credit that had been in general rates back into Schedule 194.
        The Residential and Farm Exchange Benefit Supplemental Rider schedule was retitled Residential and Farm Energy Exchange Benefit, the portion of the credit that had been in general rates was transferred back into Schedule 194, and the credit was set at $0.01456 per kWh for the period July 1, 2002 through September 30, 2002, $0.01817 per kWh for the period October 1, 2002 through May 31, 2006 and $0.02302 per kWh for the period June 1, 2006 through September 30, 2006. The approval of these revised tariffs by the Washington Commission was effective July 1, 2002.
        In January 2003, PSE filed tariff sheets with the Washington Commission to reflect a modification to the agreement between PSE and the BPA that would reduce the Residential and Farm Energy Exchange Benefit credit. Under the modified agreement, BPA will defer paying a portion of the benefits it would have otherwise paid. The amount of benefits deferred will be $3.5 million each month for the eight-month period beginning February 2003, for a total deferral of $27.7 million. Contemporaneously with entering into this agreement with PSE, BPA is entering into other agreements similar to the agreement with PSE through which other investor-owned utilities and BPA are agreeing to BPA’s deferral of payments in their fiscal year 2003. The total cumulative amount to be deferred under the agreement with PSE and other such agreements equals $55 million, an amount that will help BPA address its current financial difficulties. Absent certain adjustments, BPA will begin paying back the amount deferred with interest over the sixty-month period beginning November 2006. The Washington Commission approved the tariff changes and the Rider credit was changed to $0.01740 for the period February 15, 2003 through September 30, 2006.
        BPA’s rate case may affect the level of residential exchange benefits for PSE’s customers. For 2002, the benefits of the Residential and Farm Energy Exchange credited to customers were $152.8 million with a related offset to power costs. PSE received payments from BPA in the amount of $171.2 million during 2002. The difference between the customers’ credit and the amount received from BPA is deferred and will be credited to customers in later periods. The difference is recorded on PSE’s balance sheet as restricted cash. The modified Agreement will provide for payments from BPA in the amount of $630.6 million for the period January 2003 through September 2006 and for pass-through to eligible residential and farm customers of the same amount.
        There are several actions in the Ninth Circuit Court of Appeals against BPA, in which the petitioners assert that BPA acted contrary to law or without authority in deciding to enter into, or in entering into or performing, a number of contracts, including the contract between BPA and the Company described above. BPA rates used in such contract between BPA and the Company for determining the amounts of money to be paid to the Company during the period October 1, 2001 through September 30, 2006 have been confirmed, approved and allowed to go into effect by FERC on an interim basis, subject to refund with interest. It is not clear what impact, if any, review of such rates and the above-described Ninth Circuit Court of Appeals actions may have on the Company.
        In 2002, PSE collected and remitted to a grantor trust $12.7 million as a result of PSE’s sale of future electric revenues associated with its investment in conservation assets in its electric general rate tariff. The impact of the sale of revenue was offset by reductions in conservation amortization and interest expenses. The principal amounts owed by the trust to its bondholders was $18.9 million December 31, 2002.

OPERATING REVENUES – GAS
        Regulated gas utility revenues in 2002 compared to 2001 decreased by $117.9 million due primarily to PGA rate decreases, as a result of lower natural gas prices that are passed through to customers. Gas delivered for transportation customers increased $1.1 million or 19.7 million therms in 2002.
        On August 29, 2001, the Washington Commission approved a decrease in PSE’s natural gas rates of 8.9% due to lower natural gas costs purchased for customers under terms of the PGA mechanism effective September 1, 2001. Also, on May 24, 2002, the Washington Commission allowed a decrease in PGA rates of 21.2% to become effective on June 1, 2002. This ended a temporary surcharge that went into effect September 1, 2001. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs. PSE’s gas margin and net income are not affected by changes under the PGA.
        On August 28, 2002, the Washington Commission approved a 5.8% gas service rate increase in revenue to cover higher costs of providing natural gas service to customers. This service-related increase in revenues of approximately $35.6 million annually was offset by an annual $45 million or 7.3% PGA rate reduction, also approved on August 28, 2002. Both rate actions became effective September 1, 2002.
        On September 30, 2002, PSE filed a proposal with the Washington Commission to reduce natural gas supply rates under the PGA for a third time in 2002. The Washington Commission approved the proposal on October 30, 2002 and PSE lowered gas rates through the PGA by approximately 12.5% effective November 1, 2002.

OTHER REVENUES
        Other operating revenues decreased $22.7 million primarily due to a $22.9 million decrease in the gross margin on property sales from PSE’s real estate investment and development subsidiary, Puget Western, Inc.

OPERATING EXPENSES
        Purchased electricity expenses decreased $273.3 million in 2002 compared to 2001 due to the dramatic decline of wholesale electricity prices since June 2001 and an 83-day unplanned outage of one of PSE’s 104 MW combustion turbine electric generating units located at its Fredonia generating station from February 21, 2001 to May 14, 2001, resulting in higher purchased electricity costs during 2001. In addition, the historic low hydroelectric power generation conditions experienced in 2001 in a high priced wholesale market forced PSE to purchase additional energy during that period to meet retail electric customer loads.
        PSE’s hydroelectric production and related power costs in 2003 are expected to be impacted negatively by drought conditions in the Pacific Northwest region associated with El Nino weather conditions. The Northwest Rivers Forecast Center on February 6, 2003 predicted that streamflows in the Columbia River Basin above Grand Coulee Dam would be only 76 percent of normal. In a normal water year, PSE obtains about 38 percent of its energy supply from low-cost hydroelectric facilities, primarily from dams below Grand Coulee on the Columbia River. If the forecasted streamflow reductions occur, PSE will need to replace that low-cost hydropower with more expensive thermally-generated and purchased power. PSE’s share of the power costs through December 31, 2002 was $5.2 million. Because of adverse hydro conditions in 2003, PSE anticipates reaching the $40 million cumulative cap under the PCA mechanism by the frouth quarter of 2003. Under the PCA mechanism, further increases in variable power costs through June 30, 2006 would be apportioned 99% to cutomers and 1% to PSE.
        Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA increased $74.1 million in 2002 compared to 2001 due to the amended Residential Purchase and Sale Agreement between PSE and BPA as discussed in Operating Revenues – Electric reflecting increased benefits passed on to residential and small farm customers. As of July 2001, all residential exchange credits are passed through to eligible residential and small farm customers by a corresponding reduction in revenues.
        Purchased gas expenses decreased $132.4 million in 2002 compared to 2001 primarily due to the impact of decreased gas costs, which are passed through to customers through the PGA mechanism, offset by a 1% increase in sales volumes. The PGA allows PSE to recover expected gas costs. PSE defers, as a receivable or liability, any gas costs that exceed or fall short of the amount in PGA rates and accrues interest under the PGA. The PGA balance was a receivable at December 31, 2001 of $37.2 million while the balance at December 31, 2002 was a liability of $83.8 million.
        Electric generation fuel expense decreased $167.9 million in 2002 compared to 2001 as a result of decreased generation costs at PSE-controlled combustion turbine facilities and lower wholesale energy prices. These facilities operated at much higher levels during 2001 compared to 2002 to meet retail electric customer loads due to adverse hydroelectric conditions in 2001.

        Unrealized gains/losses on derivative instruments during 2002 resulted in a decrease in expense of $0.4 million pre-tax ($0.3 million after-tax). The unrealized gains and losses recorded in the income statement are the result of the change in the market value of derivative instruments not meeting cash flow hedge criteria. In addition, SFAS 133 was adopted on January 1, 2001, and as a result, a one-time $14.7 million after-tax transition loss was recorded in 2001 from recognizing the cumulative effect of this change in accounting principle. (For further discussion see Note 17).
        Production operations and maintenance costs increased $2.3 million in 2002 compared to 2001 due primarily to a $2.0 million pre-tax charge related to an industrial accident at Colstrip units 1 and 2, of which PSE is a 50% owner, overall higher operating costs for the Colstrip generating facilities and the settlement of a combustion turbine insurance claim.
        PSE’s Personal Energy ManagementTM energy-efficiency program costs decreased $5.9 million in 2002 compared to 2001, reflecting a decreased emphasis on the program in light of relatively moderate energy prices and cancellation of the Time of Use program in November 2002.
        A new Low-income Program approved by the Washington Commission in the general rate case settlement began in July 2002 which resulted in increased costs of $3.8 million in 2002 compared to 2001. These costs are fully recovered in retail rates beginning at the program’s inception on July 1, 2002 for electric and September 1, 2002 for gas.
        Other utility operations and maintenance costs increased $20.2 million in 2002 compared to 2001 due primarily to higher expense related to a one-time PSE employee severance cost totaling $4.2 million related to strategic outsourcing of operations work to service providers, and an overall increase in administrative and meter reading expenses. Also included in the results is pension income related to PSE’s defined benefit pension plan for SFAS No. 87 “Employers’ Accounting for Pensions”. Pension and benefit costs are allocated between capital and operations and maintenance expenses based on the distribution of labor costs in accordance with FERC accounting instructions. As a result, approximately 65.9% of the annual qualified pension income of $17.7 million for 2002 was recorded as a reduction in operation and maintenance expense compared to 58% of $20.0 million for 2001. Qualified pension income is expected to decline to $9.6 million in 2003 as a result of lower actual returns on pension assets during the last three years and declining expected rates of return on pension fund assets.
        PSE’s other operations and maintenance expenses decreased $6.2 million in 2002 compared to 2001 primarily due to a decrease in operating expenses at ConneXt, the assets of which were sold in the third quarter of 2001.
        Depreciation and amortization expense increased $11.2 million in 2002 compared to 2001, of which $6.6 million is due primarily to the effects of additional plant placed into service at PSE during 2002.
        Conservation amortization increased $11.0 million in 2002 compared to 2001 due to increased conservation expenditures. These costs are recovered in conservation rider and tracker mechanisms with no impact to earnings.
        Taxes other than income taxes increased $2.8 million, of which PSE’s decreased $5.0 million in 2002 compared to 2001 due primarily to a decrease in revenue based Washington State excise tax and municipal tax. This is offset by a municipal tax expense of $1.7 million recorded in 2002 related to various claims by cities that PSE underpaid municipal taxes owed as a result of not collecting the tax in certain rural areas that were annexed by cities. The offset also includes a one-time property tax expense of $5.2 million covering a six year period ending June 30, 2001, related to State of Oregon property tax bills on PSE’s long-term Third AC Transmission Intertie contract.
        Income taxes decreased $20.5 million in 2002 compared to 2001, of which PSE’s income taxes decreased by $24.1 million. The decrease in 2002 includes a total of $10.3 million in one-time refunds at PSE of which $4.7 million was recorded in the second quarter of 2002 related to the audit of the Company’s 1998 and 1999 federal income tax returns. Of this amount, $4.1 million reduced current tax expense and the balance, $0.6 million, was recorded as a deferred income tax liability. The decrease at PSE also includes a $3.5 million reduction to expense representing an adjustment to 2001 federal income tax based on the 2001 federal tax return filed in the third quarter of 2002. The decrease in 2002 also includes flow-through benefits reducing federal income taxes of $2.7 million recorded in the fourth quarter of 2002 related to a refund of federal income taxes for 2000.

OTHER INCOME
        Other income, net of federal income tax, decreased $9.1 million in 2002 compared to 2001 due primarily to a one-time $8.0 million after-tax gain realized by PSE on the sale of ConneXt’s assets in the third quarter of 2001.

INTEREST CHARGES
        Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $6.3 million in 2002 compared to 2001 of which PSE’s increased $4.4 million as a result primarily of a full year’s interest expense on the issuance of $200 million 8.40% Trust Preferred Securities in May 2001. Other interest expense increased due primarily to a PGA liability (over-recovery of gas costs in rates) in 2002 compared to a PGA asset (under-recovery of gas costs in rates) in 2001. Under the PGA mechanism, interest is accrued on deferred balances.

INFRASTRUX
2002 COMPARED TO 2001
        InfrastruX revenue increased $145.7 million in 2002 compared to 2001 due primarily to acquisitions of several companies during 2001 and 2002, which contributed to an increase of $127.0 million. Excluding the impact of acquisitions, InfrastruX revenue increased $18.7 million from 2001 and was impacted positively by ice storm restoration work performed in Oklahoma by InfrastruX’s Texas companies and continued strong performance of remediation services in the utility industry. InfrastruX records revenues as services are performed or on a percent of completion basis for fixed price projects.
        InfrastruX operation and maintenance expenses increased $122.6 million in 2002 compared to 2001 primarily due to acquisitions during 2001 and 2002, which contributed to an increase of $103.8 million. Excluding the impact of acquisitions, InfrastruX operation and maintenance expenses increased $18.9 million from 2001 and were impacted by the increase of corporate infrastructure to support a growing organization, additional costs of direct wages, construction costs and higher insurance costs incurred to support an increased revenue base.
        Depreciation and amortization increased by $4.6 million in 2002 compared to 2001 due to acquisitions during 2001 and 2000, which contributed $3.5 million. Increases in depreciation of $1.1 million from core companies were due primarily to the acquisition of strategic assets to support areas of the company where significant growth opportunities exist.
        Taxes other than income taxes increased $7.8 million in 2002 compared to 2001 primarily due to a $7.3 million increase in payroll tax resulting from an increased workforce as acquisitions have been completed.
        Income taxes increased $3.7 million in 2002 compared to 2001 due primarily to the acquisition of companies acquired during 2001 and 2002. Acquired companies accounted for an increase of $5.8 million offset by a reduction in the effective tax rate due to certain non-deductible or partially deductible items.
        Interest charges increased $1.9 million in 2002 compared to 2001 due to an increase in the amount drawn on its revolving credit facilities primarily used for funding acquisitions.
        Other income increased $2.7 million in 2002 compared to 2001 due primarily to implementation of SFAS No. 142 which ceased amortization of goodwill. Goodwill amortization expense in 2001 was $2.8 million.

PUGET SOUND ENERGY
2001 COMPARED TO 2000
OPERATING REVENUES — ELECTRIC
        Electric operating revenues decreased $767.1 million in 2001 compared to 2000 due to an overall average 0.9% general rate increase effective January 1, 2001 offset by sales to other utilities and marketers which decreased $587.0 million in 2001 due primarily to lower wholesale power volumes of 9.3 billion kWh and lower surplus capacity.
        Electric revenues in 2001 decreased due to lower regulated sales to customers, decreased prices and kilowatt-hours sold related to electric energy sales to other utilities and marketers and lower prices on market-index sales. This latter group of customers can choose another supplier or self-generate their energy needs. Several index rate customers switched to transportation rate tariffs beginning in July 2001 as allowed by a Washington Commission order dated April 5, 2001 authorizing the establishment of a transportation tariff. On June 19, 2001, FERC implemented price controls on wholesale electricity in the western states. Several factors contributed to the dramatic decline in wholesale electric prices by the end of the second quarter of 2001 and, therefore, greatly diminished the value of PSE’s excess electric energy during that period and into the foreseeable future. PSE and other western utilities filed an appeal asking FERC to review its June 19, 2001 order and make modifications to the price controls to stabilize wholesale prices in California and prevent the energy problems from spreading to other states. On December 19, 2001, FERC issued an order on clarification and rehearing addressing, in part, PSE’s petition for rehearing on the June 19, 2001 order. PSE and other entities have sought further rehearing and clarification of the December 19, 2001 order.

        Electric revenues were reduced by approximately $19.5 million in 2001 compared to 2000 related to a customer conservation incentive credit which was approved by the Washington Commission on April 25, 2001. The conservation incentive credit was to reduce customers’ bills by $0.05 per kWh for each kWh reduction in excess of 10% from the same billing period in the prior year through December 31, 2001. On November 7, 2001, the Washington Commission approved PSE’s request to terminate the conservation incentive credit program effective November 8, 2001.
        Revenues from electric customers in 2001 were reduced by a Residential and Farm Energy Exchange credit tariff in place since October 1, 1995. Under the rate plan approved by the Washington Commission in its merger order, PSE reflected in customers’ bills the level of Residential Exchange benefits in place at the time of the merger with Washington Energy Company in 1997. On January 29, 1997, PSE and BPA signed an agreement under which PSE received payments from BPA of approximately $235 million over an approximate five-year period that ended June 2001. These payments were recorded as a reduction of purchased electricity expenses. As a result of lower usage by residential and farm customers in 2001, the residential and farm exchange credit decreased by $11.2 million as compared to 2000. For calendar 2001, the benefits of the Residential and Farm Energy Exchange credited to customers was $103.1 million as compared to an offsetting reduction in Purchased Electricity Expense of $75.9 million. Eligible residential and small farm customers received credits to their bills in the same amount.
        In 2001, PSE collected and remitted to two grantor trusts $31.0 million as a result of PSE’s sale of future electric revenues associated with its investment in conservation assets in its electric general rate tariff. The impact of the sale of revenue was offset by reductions in conservation amortization and interest expenses. The principal amounts owed by the trusts to its bondholders were $31.8 million at December 31, 2001.
        On April 15, 2001, the Washington Commission issued an order allowing PSE’s large industrial customers whose rates were linked to a market index to choose their supplier of electricity or to self-generate. If an industrial customer chooses an alternate supplier, PSE will provide the transportation of electricity to the customer’s premises and charge that customer for the service.

OPERATING REVENUES – GAS
        Regulated gas utility sales revenue in 2001 compared to 2000 increased by $202.7 million from the prior year due primarily to higher natural gas prices which are passed through to customers in the PGA. Total gas volumes, including transported gas, decreased 5.1% in 2001 from 2000. Transportation and other revenue decreased $1.1 million or 15.8 million therms as industrial customers curtailed usage due to higher natural gas prices and water heater rental revenue declined.

OTHER REVENUES
        Other revenues increased $19.8 million in 2001 compared to 2000 due primarily to increased gross margins on property sales at PSE’s real estate investment and development subsidiary Puget Western, Inc.

OPERATING EXPENSES
        Purchased electricity expenses decreased $708.6 million in 2001 compared to 2000. The decrease in 2001 was due primarily to lower volumes and significantly lower prices for non-firm power purchases from other utilities and marketers due to declining prices in the West Coast power market beginning in the second half of 2001.
        Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA increased $34.8 million in 2001 compared to 2000 due to the terms set out in the 1997 Residential Exchange Termination Agreement and the 2001 Residential Purchase and Sale Agreement between PSE and BPA discussed in Operating Revenues – Electric. Beginning July 2001, all residential exchange credits are passed through to eligible residential and small farm customers by a corresponding reduction in revenues.
        Purchased gas expenses increased $204.5 million in 2001 compared to 2000 primarily due to the impact of increased gas costs, which are passed through to customers through the PGA mechanism, offset by a 5.1% decrease in sales volumes.
        Electric generation fuel expense increased $98.4 million in 2001 compared to 2000 as a result of increased generation and higher fuel costs at combustion turbine facilities. These facilities operated at much higher levels in 2001 compared to the same period in 2000 due to adverse hydroelectric conditions.

        Unrealized gains/losses on derivative instruments — During 2001, an increase to operating earnings of approximately $11.2 million pre-tax ($7.3 million after-tax) was recognized for unrealized gains associated with electric derivative transactions and a $14.7 million after-tax transition adjustment loss was recorded from recognizing the cumulative effect of this change in accounting principle. (For further discussion see Note 17.)
        Production operations and maintenance costs increased $2.8 million in 2001 compared to 2000 due primarily to an approximately $2.1 million increase in lease costs associated with PSE’s Fredonia 3 and 4 electric generation units offset by reduced operating costs resulting from the sale of the Centralia generating station in May 2000 and a net cost of $2.9 million after estimated insurance recovery to repair the PSE-owned Fredonia combustion turbine unit #1, which was out of service from February 21, 2001 through May 14, 2001.
        PSE’s Personal Energy ManagementTM energy-efficiency program costs increased $11.1 million in 2001, reflecting a full year of implementation compared to 2000. PSE began providing Personal Energy ManagementTM billing information to electric customers in December 2000.
        Other utility operations and maintenance costs increased $11.8 million in 2001 compared to 2000 due primarily to repair costs associated with storm and earthquake damage in 2001, increased meter reading expenses associated with providing Personal Energy ManagementTM, and a one-time insurance recovery received in 2000.
        PSE’s other operations and maintenance expenses decreased $10.5 million in 2001 compared to 2000 primarily due to a decrease in operating expenses at ConneXt, the assets of which were sold in the third quarter of 2001.
        Depreciation and amortization expenses increased $21.0 million in 2001 compared to 2000 due to the effects of new plant placed into service during 2001, including ConsumerLinX, a customer information and billing system, which was placed into service in phases through late 2000 and early 2001.
        Taxes other than income taxes increased $10.2 million in 2001 of which $5.0 million was attributed to PSE as a result of increases in municipal taxes and state excise taxes that are revenue based.
        Income taxes decreased by $50.0 million in 2001 of which $52.9 million was attributed to PSE due to lower revenues and lower wholesale prices in the second half of the year.

OTHER INCOME
        Other income, net of federal income tax, increased $9.5 million in 2001 compared to 2000 due primarily to $11.8 million of reserves established in 2000 for a write-down to the fair values of certain assets held for sale by Hydro Energy Development Corp. to their net realizable values not recurring in 2001, $4.8 million of other income realized by Puget Western, Inc. on investments in 2000 not recurring in 2001, $7.4 million of increase in other income of ConneXt primarily from sales of assets in 2001, offset by reductions in other income in 2001 for additional amortization of goodwill from acquisitions by InfrastruX, officer incentive compensation accruals, and decreased other interest and dividend income.

INTEREST CHARGES
        Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $15.0 million in 2001, of which $11.3 million at PSE was attributed to a full year’s interest expense on the issuance of $25 million 7.61% Senior Medium-Term Notes, Series B in September 2000 and the issuance of $260 million 7.69% Senior Medium-Term Notes, Series C, in November 2000. In addition, interest was incurred on the issuance of $200 million 8.4% Trust Preferred Securities in May 2001. Other interest expense decreased $16.9 million compared to 2000 as a result of lower weighted average interest rates and lower average daily short-term borrowings.

INFRASTRUX
2001 COMPARED TO 2000
        InfrastruX revenue increased $128.8 million in 2001 compared to 2000. InfrastruX was formed in June 2000 and completed two acquisitions late in the third quarter of 2000. An additional six companies were acquired in 2001.
        InfrastruX operation and maintenance expenses increased $106.6 million in 2001 compared to 2000 due to limited operations in 2000 compared to a full year of operations and significant acquisition activity in 2001.
        Depreciation and amortization increased $6.6 million in 2001 compared to 2000 due to the completion of six acquisitions in 2001.
        Income taxes increased $2.5 million in 2001 compared to 2000 due to the profitability of companies acquired during 2000 and 2001.
        Interest charges increased $3.5 million in 2001 compared to 2000 due to an increase in the amount drawn on its revolving credit facilities primarily used for funding acquisitions.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL REQUIREMENTS
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
    Puget Energy. The following are Puget Energy's aggregate consolidated (including PSE) contractual and commercial commitments as of December 31, 2002:

Puget Energy		Payments Due Per Period
Contractual Obligations (Dollars in millions)	Total	2003	2004-2005	2006-2007	2008 and Thereafter

Long-term debt	$2,223.0	$73.2	$297.4	$216.0	$1,636.4
Short-term debt	47.3	47.3	--	--	--
Trust preferred securities (1)	300.0	--	--	--	300.0
Preferred dividends (2)	1.1	1.1	--	--	--
Service contract obligations	190.2	19.4	40.7	43.4	86.7
Capital lease obligations	8.3	2.0	3.2	2.2	0.9
Non-cancelable operating leases	66.1	18.2	23.8	14.6	9.5
Fredonia combustion turbines lease (3)	77.4	5.0	9.7	9.4	53.3
Energy purchase obligations	4,603.8	849.6	951.1	827.9	1,975.2
Financial hedge obligations	(21.5)	(6.3)	(7.6)	(6.3)	(1.3)

Total contractual cash obligations	$7,495.7	$1,009.5	$1,318.3	$1,107.2	$4,060.7

		Amount of Commitment Expiration Per Period
Commercial Commitments (Dollars in millions)	Total	2003	2004-2005	2006-2007	2008 and Thereafter

Guarantees (4)	$127.0	$--	$127.0	--	--
Liquidity facilities - available (5)	369.7	219.7	150.0	--	--
Lines of credit - available (6)	35.8	12.8	23.0	--	--
Energy operations letter of credit (7)	0.5	0.5	--	--	--

Total commercial commitments	$533.0	$233.0	$300.0	--	--

(1)

In 1997 and 2001, PSE formed Puget Sound Energy Capital Trust I and Puget Sound Energy Capital Trust II, respectively, for the sole purpose of issuing and selling preferred securities (Trust Securities) and lending the proceeds to PSE. The proceeds from the sale of Trust Securities were used by the Trusts to purchase Junior Subordinated Debentures (Debentures) from PSE. The Debentures are the sole assets of the Trusts and PSE owns all common securities of the Trusts.

(2)	On October 8, 2002, the Board of Directors of PSE declared a dividend payable on January 1, 2003 for preferred stock outstanding on December 13, 2002.
(3)

In April 2001, PSE revised its master operating lease to $70 million plus interest with a financial institution. See “Fredonia 3 and 4 Operating Lease” under “Off-Balance Sheet Arrangements” below for further discussion.

(4)

In June 2001, InfrastruX signed a credit agreement with several banks to provide up to $150 million in financing. Under the credit agreement, Puget Energy is the guarantor of the line of credit. Certain InfrastruX subsidiaries also have certain borrowing capacities for working capital purposes of which Puget Energy is not the guarantor.

(5)

At December 31, 2002, PSE had available a $250 million liquidity facility, which in part provides credit support for outstanding commercial paper totaling $30.3 million, thereby effectively reducing the available borrowing capacity under this line of credit to $219.7 million. At year end, the Company also had a three year $150.0 million receivables securitization facility available. See “Accounts Receivable Securitization Program” under “Off-Balance Sheet Arrangements” below for further discussions.

(6)

InfrastruX had $179.8 million in lines of credit with various banks, which fund capital requirements of InfrastruX and its subsidiaries. InfrastruX and its subsidiaries had outstanding loans of $144.0 million, effectively reducing the available borrowing capacity under these lines of credit to $35.8 million.

(7)

In May 2002, PSE provided an energy trading counterparty a letter of credit in the amount of $0.5 million to satisfy the counterparty’s credit requirements following PSE’s senior unsecured debt downgrade in October 2001. The letter of credit expires on May 7, 2003.

        Puget Sound Energy. The following are PSE’s aggregate contractual and commercial commitments as of December 31, 2002:

Puget Sound Energy		Payments Due Per Period
Contractual Obligations (Dollars in millions)	Total	2003	2004-2005	2006-2007	2008 and Thereafter

Long-term debt	$2,093.9	$72.0	$169.5	$216.0	$1,636.4
Short-term debt	30.3	30.3	--	--	--
Trust preferred securities (1)	300.0	--	--	--	300.0
Preferred dividends (2)	1.1	1.1	--	--	--
Service contract obligations	190.2	19.4	40.7	43.4	86.7
Non-cancelable operating leases	51.8	12.6	16.9	13.0	9.3
Fredonia combustion turbines lease (3)	77.4	5.0	9.7	9.4	53.3
Energy purchase obligations	4,603.8	849.6	951.1	827.9	1,975.2
Financial hedge obligations	(21.5)	(6.3)	(7.6)	(6.3)	(1.3)

Total contractual cash obligations	$7,327.0	$983.7	$1,180.3	$1,103.4	$4,059.6

		Amount of Commitment Expiration Per Period
Commercial Commitments (Dollars in millions)	Total	2003	2004-2005	2006-2007	2008 and Thereafter

Liquidity facilities - available (4)	$369.7	$219.7	$150.0	--	--
Energy operations letter of credit (5)	0.5	0.5	--	--	--

Total commercial commitments	$370.2	$220.2	$150.0	--	--

(1)	See note (1) above.
(2)	See note (2) above.
(3)	See “Fredonia 3 and 4 Operating Lease” under “Off-Balance Sheet Arrangements” below for further discussion.
(4)	See note (5) above with respect to PSE.
(5)	See note (7) above.

        OFF-BALANCE SHEET ARRANGEMENTS
        CONSERVATION TRUST
        In 1995 and 1997, PSE sold a stream of future electric revenues associated with $237.7 million of its investment in conservation assets in its electric general rate tariff to two grantor trusts. As a result of this sale, PSE collects these revenues from its electric customers and remits them to the trusts. On August 29, 2001, PSE purchased the remaining 1997 trust securities. During 2002, PSE collected and remitted $12.7 million to the 1995 trust as compared to $31.0 million for both trusts in 2001. The remaining principal expected to be collected on behalf of the 1995 trust is $18.9 million at December 31, 2002.

        ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
        In order to provide a source of liquidity for PSE, in December 2002, PSE entered into a Receivables Sales Agreement with Rainier Receivables, Inc., a wholly owned subsidiary of PSE, pursuant to which PSE sold all of its utility customers accounts receivable and unbilled utility revenues to Rainier Receivables. Concurrently with entering into the Receivables Sales Agreement, Rainier Receivables entered into a Receivables Purchase Agreement with PSE and several financial institutions. The Receivables Purchase Agreement allows Rainier Receivables to sell the receivables purchased from PSE to the financial institutions. The amount of receivables sold by Rainier Receivables is not permitted to exceed $150 million at any time.
        The receivables securitization facility is the functional equivalent of a secured revolving line of credit. In the event Rainier Receivables elects to sell receivables under the Receivables Purchase Agreement, Rainier Receivables is required to pay the purchasers of the receivables fees that are analogous to interest on a revolving line of credit. As receivables are collected by PSE as agent for the receivables purchasers, the outstanding amount of receivables purchased by the purchasers declines until Rainier Receivables elects to sell additional receivables to the purchasers.
        The receivables securitization facility has a three year term, but is terminable by PSE and Rainier Receivables upon notice to the receivables purchasers. At December 31, 2002 there were no amounts outstanding under the accounts receivable securitization facility.

        FREDONIA 3 AND 4 OPERATING LEASE
        In April 2001, PSE revised its master operating lease to $70 million plus interest with a financial institution. Under this revised agreement PSE leases two combustion turbines for its Fredonia 3 and 4 electric generation facility. The lease has a term expiring in 2011, but can be cancelled by PSE after three years. Payments under the lease vary with changes in the London inter-bank offered rate (LIBOR). At December 31, 2002, PSE’s outstanding balance under the lease was $61.7 million. Lease payments assume a LIBOR of 1.38%. The expected residual value under the lease is the lesser of $37.4 million or 60% of the cost of the equipment. In the event the equipment is sold to a third party upon termination of the lease and the aggregate sales proceeds are less than 87% of the unamortized value of the equipment, PSE would be required to pay the lessor an amount equal to the deficiency.

UTILITY CONSTRUCTION PROGRAM
        Current utility construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE’s energy delivery systems. Construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), were $224.2 million in 2002. PSE expects construction expenditures will be approximately $271.9 million, $265.3 million and $265.0 million in 2003, 2004 and 2005, respectively. Construction expenditure estimates are subject to periodic review and adjustment in light of changing economic, regulatory, environmental and conservation factors.

OTHER ADDITIONS
        Other property, plant and equipment additions were $11.6 million in 2002. Puget Energy expects InfrastruX’s capital additions to be $16.6 million, $19.0 million, and $21.0 million in 2003, 2004 and 2005, respectively. Construction expenditure estimates are subject to periodic review and adjustment in light of changing economic, regulatory, environmental and conservation factors.

CAPITAL RESOURCES
CASH FROM OPERATIONS
        Cash generated from operations (net of dividends and AFUDC) totaled $944.8 million for the three-year period 2000-2002, and provided 117.7% of the $803.1 million of utility construction expenditures (net of AFUDC) and other capital expenditure requirements for that period. Internal cash generation (net of dividends and AFUDC) provided 254.8% of total capital expenditure requirements in 2002, 57.7% in 2001, and 57.2% in 2000. Puget Energy and PSE expect to continue financing the utility construction program and other capital expenditure requirements with internally generated funds and externally financed capital.

FINANCING PROGRAM
        Financing utility construction requirements and operational needs is dependent upon the amount of internally generated funds and the cost and availability of external funds through capital markets and from financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, and Puget Energy’s and PSE’s credit ratings.

RESTRICTIVE COVENANTS
        In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and gas mortgage indentures, articles of incorporation and certain loan agreements. Under the most restrictive tests, at December 31, 2002, PSE could issue:

•

approximately $466.8 million of additional first mortgage bonds, at an assumed interest rate of 5.92% on a ten-year first mortgage bond due to a limitation of the interest coverage ratio. (PSE has approximately $1.2 billion of electric and gas bondable property available for use for issuance of up to $700.8 million of first mortgage bonds, subject to the interest coverage ratio limitation of 2.0 times net earnings available for interest. PSE’s interest coverage ratio at December 31, 2002 was 2.4 times net earnings available for interest);

•	approximately $157.1 million of additional preferred stock at an assumed dividend rate of 7.75%; and
•	approximately $243.5 million of unsecured long-term debt.

CREDIT RATINGS
        Neither Puget Energy nor PSE has any rating downgrade triggers that would accelerate the maturity dates of outstanding debt. However, a downgrade in the senior unsecured credit ratings could adversely affect the companies’ ability to renew existing, or obtain access to new, credit facilities and could increase the cost of such facilities. For example, under PSE’s revolving credit facility, the spreads over the index and commitment fee increase as PSE’s secured long-term debt ratings decline. A downgrade in commercial paper ratings could preclude PSE’s ability to issue commercial paper under its current programs. The marketability of PSE commercial paper is currently limited by the A-3/P-2 ratings by Standard & Poor’s and Moody’s Investors Service. A further downgrade in commercial paper ratings could preclude entirely PSE’s ability to issue commercial paper. In addition, downgrades in any or a combination of PSE’s debt ratings may allow counterparties on a contract by contract basis in the wholesale electric, wholesale gas and financial derivative markets to require PSE to post a letter of credit or other collateral, make cash prepayments, obtain a guarantee agreement or provide other mutually agreeable security.
        The current ratings of Puget Energy and PSE, as of February 13, 2003, are:

Ratings
Puget Energy	Standard & Poor's	Moody's
Corporate credit/issuer rating	BBB-	Ba1
Puget Sound Energy
Corporate credit/issuer rating	BBB-	Baa3
Senior secured debt	BBB	Baa2
Shelf debt senior secured	BBB	Baa2
Senior unsecured	BB+	Baa3
Preferred stock	BB	Ba2
Commercial paper	A-3	P-2
Subordinate	*	Ba1
Revolving credit facility	*	Baa3
Ratings outlook	Stable	Negative

        * No ratings provided.

        Moody's Investors Service has stated that its negative outlook is based upon uncertainty about the outcome of investigations by FERC of western power markets. Moody's remains concerned about what conclusions will ultimately be drawn by FERC with respect to year 2000 sales in western power markets and what other steps they might take as the investigation runs its full course.

SHELF REGISTRATIONS
         In February 2002, Puget Energy and PSE filed a shelf registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of:

•	common stock of Puget Energy,
•	senior notes of PSE, secured by a pledge of PSE's first mortgage bonds,
•	unsecured debentures of PSE, and
•	trust preferred securities of Puget Sound Energy Capital Trust III.

        On November 5, 2002, Puget Energy sold 5.75 million shares of common stock in a public offering. The net proceeds of approximately $114.6 million were invested in PSE to reduce its debt. PSE is expected to refinance $161.9 million of its Pollution Control Bonds series in March or April 2003.

LIQUIDITY FACILITIES AND COMMERCIAL PAPER
         PSE's short-term borrowings and sales of commercial paper are used to provide working capital for the utility construction program.
         On December 23, 2002, PSE entered into a $250 million unsecured 364-day credit agreement with various banks and a $150 million 3-year receivables securitization program. These facilities replaced PSE's entire $375 million bank line of credit which was scheduled to terminate on February 13, 2003. At December 31, 2002, PSE had available $400.0 million of liquidity facilities, which in part provide credit support for outstanding commercial paper of $30.3 million, effectively reducing the available borrowing capacity under the liquidity facilities to $369.7 million.
         In June 2001, InfrastruX signed a three-year credit agreement with several banks to provide up to $150 million in financing. Puget Energy is the guarantor of the line of credit. In addition, InfrastruX's subsidiaries have an additional $29.8 million in lines of credit with various banks. Borrowings available for InfrastruX are used to fund acquisitions and working capital requirements of InfrastruX and its subsidiaries. At December 31, 2002, InfrastruX and its subsidiaries had outstanding loans of $144.0 million, effectively reducing the available borrowing capacity under these lines of credit to $35.8 million.

STOCK PURCHASE AND DIVIDEND REINVESTMENT PLAN
         Puget Energy has a stock purchase and dividend reinvestment plan pursuant to which shareholders and other interested investors may invest cash and cash dividends in shares of Puget Energy's common stock. Since new shares of common stock may be purchased directly from Puget Energy, funds received may be used for general corporate purposes. Puget Energy issued common stock from the Stock Purchase and Dividend Reinvestment Plan of $16.9 million (801,205 shares) in 2002 compared to $25.6 million (1,119,568 shares) in 2001. The decrease in the Stock Purchase and Dividend Reinvestment Plan from 2002 to 2001 was largely attributable to the reduction of the common stock dividend on May 15, 2002 to a quarterly dividend of $0.25 per share.

RATE MATTERS - ELECTRIC
         On March 28, 2002, the Washington Commission approved and adopted an unopposed settlement stipulation to resolve the interim phase of the rate case, in order to allow $25 million in additional revenue to be recovered in rates over an approximate period of three months, commencing April 1, 2002. On June 6, 2002, the parties and intervenors to the general rate case filed a settlement stipulation for electric and common issues, which called for an electric general rate increase of $59 million annually. On June 20, 2002, the Washington Commission approved and adopted the settlement stipulation in the general case, putting new rates into effect on July 1, 2002. PSE established a PCA mechanism in the rate case settlement. The PCA mechanism will account for differences in PSE's modified actual power costs relative to a power cost baseline. The mechanism would account for a sharing of costs and benefits that are graduated over four levels of power cost variances, with an overall cap of $40 million (+/-) over the four year period July 1, 2002 through June 30, 2006. The factors influencing the variability of power costs included in the proposal are primarily weather or market related. PSE will be allowed to file for rate increases to implement limited power supply cost increases related to new resources. PSE’s share of the power costs through December 31, 2002 was $5.2 million. Because of adverse hydro conditions in 2003, PSE anticipates reaching the $40 million cumulative cap under the PCA mechanism by the fourth quarter of 2003. Under the PCA mechanism, further increases in variable power costs through June, 30, 2006 would be apportioned 99% to customers and 1% to PSE.

RATE MATTERS - GAS
        On August 29, 2001 the Washington Commission approved a decrease in PSE's natural gas rates of 8.9% due to lower natural gas costs purchased for customers under terms of the PGA mechanism effective September 1, 2001. Also, on May 24, 2002 the Washington Commission allowed a decrease in PGA rates of 21.2% to become effective on June 1, 2002. This ended a temporary surcharge that went into effect September 1, 2001. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs. PSE's gas margin and net income are not affected by changes under the PGA.
         On August 28, 2002, the Washington Commission approved a 5.8% gas service rate increase in revenue to cover higher costs of providing natural gas service to customers. This service-related increase in revenues of approximately $35.6 million annually was offset by an annual $45 million or 7.3% PGA rate reduction, also approved on August 28, 2002. On September 30, 2002, PSE filed a proposal with the Washington Commission to reduce natural gas supply rates under the PGA for the third time in 2002. The Washington Commission approved the proposal on October 30, 2002 and PSE lowered gas rates through the PGA by approximately 12.5% effective November 1, 2002.

PROCEEDINGS RELATING TO THE WESTERN POWER MARKET
CALIFORNIA INDEPENDENT SYSTEM OPERATOR (CAISO) RECEIVABLE AND CALIFORNIA PROCEEDINGS
         PSE operates within the western wholesale market and made sales into the California energy market during the fourth quarter of 2000 through the CAISO. In 2001, PG&E and Southern California Edison defaulted on payment obligations owed to various energy suppliers, including the CAISO. The CAISO in turn defaulted on its payment obligations to PSE and various other energy suppliers. On March 1, 2002, Southern California Edison paid its past due energy obligations to the CAISO and various other parties; however, those funds were not used to pay the outstanding balance of the CAISO obligations to PSE. PSE is continuing to pursue recovery of the CAISO receivable.
        On October 1, 2002, the CAISO determined a refund was due to PSE totaling $2.2 million in connection with a FERC order of August 27, 2002 that determined parties that paid the CAISO transmission access charges for energy delivered into the CAISO's control area in calendar 2000 had been overcharged by the CAISO. PSE received $1.1 million of this refund on October 8, 2002, which was credited to the CAISO receivable, reducing the receivable balance recorded by PSE to $66.9 million. PSE has a bad debt reserve and a transaction fee reserve totaling $41.5 million in connection with the CAISO receivable, such that the net receivable at December 31, 2002 was $25.4 million. The balance of the refund has not been paid by the CAISO.
         On July 25, 2001, FERC ordered an evidentiary hearing (Docket No. EL00-95) to determine the amount of refunds due to California energy buyers, including the CAISO, for purchases made in the spot markets operated by the CAISO during the period October 2, 2000 through June 20, 2001. Hearings on the FERC California refund proceeding commenced in August 2002 in San Francisco, California, and concluded in Washington, DC in September 2002.
        On December 12, 2002, the Administrative Law Judge conducting the hearings issued his certification of proposed findings on California refund liability to FERC. The certification includes an appendix that reflects what the Administrative Law Judge labeled as "ballpark" estimates of amounts owed and owing. (The Judge did not make exact findings, because the report contemplates further calculations by the CAISO.) The report also enters various findings within the text of the opinion, but those findings are not reflected in the appendix. The appendix indicates that the net cash position as of March 2002 for PSE would be an amount due to PSE of $61.9 million, and the refund PSE would owe to the CAISO would be $26.3 million--making a net receivable for PSE of $35.6 million. The appendix calculations did not include, however, two stipulations and/or findings from the body of the opinion that excluded certain PSE transactions from refund liability, primarily because they were not "spot market" transactions. Applying those stipulations would reduce the refund PSE would owe by $6.4 million, and make the net PSE receivable approximately $42.0 million. The certification also states that the amounts owing should be adjusted for interest, a calculation the Administrative Law Judge did not make. FERC has expressed an intention to act on the Administrative Law Judge's certification--and any other submissions in the docket, as discussed below--in the spring of 2003. The projected schedule for resolution of the refund proceedings could change significantly, however, if FERC were to adopt changes in the refund methodology employed during the hearings, as proposed in the FERC's Staff's report discussed below.
        The FERC Staff issued a report in August 2002 (Docket No. PA02-2) that, among other things, recommends that FERC modify the methodology for calculating refunds in the California refund proceeding (Docket No. EL00-95) by adopting, as a proxy for the cost of natural gas, producing basin spot prices plus transportation costs, instead of reported spot prices for natural gas at California delivery points. If adopted as proposed, this methodology of calculating the cost of natural gas would reduce the amount owed by the CAISO to PSE for sales made during 2000 and 2001. PSE's estimates indicate that the changes in methodology would reduce PSE's net receivable to approximately $18 million (as compared to the $42.0 million, calculated by the Administrative Law Judge). The current net receivable recorded by PSE, including the effects of the CAISO refund, is $25.4 million.
        On August 13, 2002, FERC issued a notice (Docket No. EL00-95) requesting comments on: (1) whether the method used to determine the cost of natural gas for the refund calculation in the California refund proceeding should be modified; (2) whether the FERC Staff's substitute method is appropriate and, if not, what method should be used; and (3) what is the proper way to reflect the effects of scarcity on price. PSE jointly sponsored testimony and filed comments in opposition to the recommendations in the FERC Staff's report on October 15, 2002. The issue remains pending before FERC and no schedule for decision has been announced.
         On November 20, 2002, FERC issued an Order on Motion for Discovery Order in the EL00-95 docket that granted a motion to allow parties to "adduce" additional evidence into the refund proceedings "that is either indicative or counter-indicative of market manipulation." The order also authorized an appointment of an Administrative Law Judge as a discovery master, and permits the parties to conduct discovery and file any such evidence "no later than February 28, 2003." On February 10, 2003 FERC issued an order on "clarification" that provides for reply submissions by any party on or before March 17, 2003. Like the November 20 discovery order, the February 10 order expressly states that the Commission intends to "finalize the issues in these dockets expeditiously" and observes that the Commission sees "no need for additional discovery procedures following the February 28, 2003 submission of evidence." On February 24, 2003, FERC extended the filing deadlines to March 3, 2003 for the initial submissions and March 20, 2003 for replies, due to the east coast blizzard. In the March 3 filing by the California parties, they reiterated their allegations of market manipulation against PSE and approximately 60 other companies. PSE and the other parties are expected to respond on March 20, 2003.
         On May 31, 2002, FERC conditionally dismissed a complaint filed on March 20, 2002 by the California Attorney General in Docket EL02-71 that alleged violations of the Federal Power Act by FERC and all sellers (including PSE) of electric power and energy into California. The complaint asserted that FERC's adoption and implementation of market rate authority was flawed and, as a result, that individual sellers such as PSE were liable for sales of energy at rates that were "unjust and unreasonable." The condition for dismissal was that all sellers re-file transaction summaries of sales to (and, after a clarifying order issued on June 28, 2001, purchases from) certain California entities during 2000 and 2001. PSE re-filed such transaction summaries on July 1 and July 8, 2002. The order of dismissal is now on appeal to the Ninth Circuit Court of Appeals.
         On the same day as FERC's order in Docket EL02-71 was entered, the California Attorney General announced it had filed individual complaints against a number of sellers, including PSE, in California Superior Court in San Francisco. That complaint alleges that PSE's sales to California violated the requirements of the Federal Power Act and that, as such, the sales also violated certain sections of the California Business Practices Act forbidding unlawful business practices. The complaint asserts that each such "violation" subjects PSE to a fine of up to $2,500 plus an award of attorneys' fees and asserts that there were "thousands" of such violations. PSE has removed that suit to federal court and has moved to dismiss it on the grounds that the issues are within the exclusive or primary jurisdiction of FERC. That motion was argued on September 26, 2002 and the question is under submission to the judge.
         During May 2002, PSE was served with two cross-complaints, by Reliant Energy Services and Duke Energy Trading & Marketing, respectively, in six consolidated class actions pending in Superior Court in San Diego, California. The original complaints in the action, which were brought by or on behalf of electricity purchasers in California, allege that the original (approximately 40) defendants manipulated the wholesale electricity markets in violation of various California Business Practices Act or Cartwright Act (antitrust) provisions. The plaintiffs in the lawsuit seek, among other things, restitution of all funds acquired by means that violate the law and payment of treble damages, interest and penalties. The cross-complaints assert essentially that the cross-defendants, including PSE, were also participants in the energy market in California at the relevant times, and that any remedies ordered against some market participants should be ordered against all. Reliant Energy Services and Duke Energy Trading & Marketing also seek indemnity and conditional relief as a buyer in transactions involving cross-defendants should the plaintiffs prevail. Those cross-complaints added over 30 new defendants, including PSE, to litigation that had been pending since 2000 and had been set for trial in state court. Some of the newly added defendants removed the litigation to federal court. The federal court in San Diego remanded the case to California State court in an order issued in December 2002. PSE and numerous other defendants added by the cross-complaints have moved to dismiss these claims. Those motions were argued on September 19, 2002, but the federal judge did not rule on those motions in his order remanding the case to state court. The remand order is now being reconsidered. PSE and the other defendants that moved to dismiss the claims intend to submit their motion to the appropriate court at the earliest practical date. As a result of the various motions, no trial date is set at this time.

OTHER PROCEEDINGS
         On May 8, 2002, FERC issued a data request concerning specific trading strategies described in memos prepared by Enron Corporation to all sellers, including PSE, of wholesale electricity and/or ancillary services to the CAISO and/or the California Power Exchange Corporation during the years 2000-2001. On May 21 and May 22, 2002, FERC issued additional data requests to all sellers of wholesale electricity or natural gas in the western United States, including PSE, concerning "wash" or "roundtrip" trading activities. Each of the three requests required the sellers to respond with an affidavit concerning the seller's use or knowledge of various trading practices identified in the request. In response to the data requests, PSE conducted a review of its activities and informed FERC that it did not engage in the trading activity described in the applicable request.
        In October 2002, PSE provided information in response to a request by the U.S. Commodity Futures Trading Commission (CFTC) for information about a limited number of specific transactions with regional counterparties which have been the subject of an investigation by the CFTC. PSE's own review of these trades concluded that all the transactions were lawful and served normal business purposes. In January 2003, PSE was asked to provide additional information to the CFTC, primarily concerning the results of any PSE internal investigation as to its trading activities and reports to indices. PSE responded to that request by providing information in February 2003.
        In December 2002, PSE was named as one of more than 30 defendants in two class actions, one filed in the federal district court in Seattle and the other in Multnomah County Circuit Court in Oregon. PSE was served with the complaint and summons in the Washington federal court case on February 3, but as of March 7, 2003 had not been served in the Oregon case. Nonetheless, the Oregon case was removed to Oregon federal court by Reliant Energy Services on February 5, 2003. The complaints allege that they are brought on behalf of all retail customers in Washington and Oregon, respectively, and seek relief against the defendants (each of which is a seller of electric energy at wholesale in certain markets) for "unfair or deceptive acts," "fraud by concealment," negligence and for an accounting. No specific amounts of damages are pled in the complaints.
         PSE cannot predict the outcome of any of these ongoing proceedings relating to the western power markets, or whether the ultimate impact on PSE will be material.

OTHER
        On October 2, 2002, the United Association of Plumbers and Pipefitters ratified with PSE a new four-year collective bargaining agreement. Effective dates for the new contract are October 1, 2002 to October 1, 2006. The contract covers approximately 300 PSE employees. In addition, on December 3, 2002, the International Brotherhood of Electrical Workers ratified an agreement to extend their collective bargaining agreement with PSE through March 31, 2007. This contract covers approximately 800 PSE employees.
         On July 31, 2002, FERC issued its Notice of Proposed Rulemaking on Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The SMD NOPR would have major implications for the delivery of electric energy throughout the U.S if enacted in its proposed form. Major elements of FERC's proposal include: (a) the use of Network Access Service to replace the existing network and point-to-point services. All customers, including load-serving entities on behalf of bundled retail load, would be required to take network service under a new pro forma tariff; (b) Vertically integrated utilities would be required to retain Independent Transmission Providers to administer the new tariff and functionally operate transmission systems; (c) The formation of Regional State Advisory Committees and other regional entities to coordinate the planning, certification and siting of new transmission facilities in cooperation with states. State regulators and industry representatives have pointed out that the Western North American electricity market has unique characteristics that may not readily lend itself to the Standard Market Design proposed by FERC. FERC has expressed its willingness to offer regional flexibility in its order on RTO West, Docket Nos. RT01-35-005 and RT01-35-007, Issued September 18, 2002. On December 20, 2002, FERC issued a Notice extending the deadline for comments addressing market design for the Western Interconnection to February 18, 2003, but the notice also indicates FERC "will accept late-filed comments through February 28, 2003." The Company has filed comments.

CRITICAL ACCOUNTING POLICIES
         The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. The following areas represent those that management believes are particularly important to the financial statements and that require the use of estimates and assumptions to describe matters that are inherently uncertain:

REVENUE RECOGNITION
         Utility revenue is recognized when the basis of service is rendered, including estimates used for unbilled revenue. Non-utility revenue is recognized when services are performed or upon the sale of assets. The recognition of revenue is in conformity with Generally Accepted Accounting Principles, which requires the use of estimates and assumptions that affect the reported amounts of revenue.

FERC ACCOUNTING
         Puget Energy's regulated subsidiary, PSE, prepares its financial statements in accordance with Generally Accepted Accounting Principles and in conformity with FERC's uniform system of accounts. The Washington Commission also requires PSE to use FERC's uniform system of accounts.

COST BASED REGULATION
         Puget Energy's regulated subsidiary, PSE, is subject to regulation by the Washington Commission and FERC. The rates that are charged by PSE to its customers are based upon cost base regulation reviewed and approved by these regulatory commissions. Under the authority of these commissions, PSE has recorded certain regulatory assets and liabilities in the amount of $483.7 million as of December 31, 2002.

DERIVATIVES
        Puget Energy uses derivative financial instruments primarily to manage its commodity price risks. Derivative financial instruments are accounted for under Statement of Financial Accounting Standards (SFAS) No. 133 - "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138. Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board. To the extent that changes by the DIG modify current guidance, including the normal purchases and normal sales determination, the accounting treatment for derivatives may change.
        To manage its electric and gas portfolios, Puget Energy enters into contracts to purchase or sell electricity and gas. These contracts are considered derivatives under SFAS No. 133 unless a determination is made that they qualify for normal purchases and normal sales exclusion. If the exclusion applies, those contracts are not marked-to-market and are not reflected in the financial statements until delivery occurs.
        The availability of the normal purchases and normal sales exclusion to specific contracts is based on a determination that a resource is available for a forward sale and similarly a determination that at certain times existing resources will be insufficient to serve load. This determination is based on internal models that forecast customer demand and generation supply. The models include assumptions regarding customer load growth rates, which are influenced by the economy, weather and the impact of customer choice, and resource availability. The critical assumptions used in the determination of normal purchases and normal sales are consistent with assumptions used in the general planning process.
        Energy contracts that are considered derivatives may be eligible for designation as cash flow hedges. If a contract is designated as a cash flow hedge, the change in its market value is generally deferred as a component of other comprehensive income until the transaction it is hedging is completed. Conversely, the change in the market value of derivatives not designated as cash flow hedges is recorded in current period earnings.
        When external quoted market prices are not available for derivative contracts, Puget uses a valuation model which uses volatility assumptions relating to future energy prices based on specific energy markets and utilizes externally available forward market price curves. The Company believes that the risk of non-performance by its counterparties is remote.

DEFINED PENSION PLAN
         Puget Energy has a qualified defined benefit plan covering substantially all employees of PSE. For 2002, 2001 and 2000 qualified pension income of $17.7 million, $20.0 million and $16.6 million, respectively, has been recorded in the financial statements. Changes in market values of stocks or interest rates will affect the amount of income that Puget Energy can record in its financial statements in future years. Qualified pension income is expected to decline to $9.6 million in 2003 as a result of lower actual returns on pension assets during the last three years and declining expected rates of return on pension fund assets.
         During 2002, PSE transitioned 462 service jobs that had previously been held by PSE employees to outside service providers. Under SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," PSE recorded a curtailment loss of approximately $0.3 million.

CALIFORNIA INDEPENDENT SYSTEM OPERATOR RESERVE
         PSE operates within the western wholesale market and has made sales into the California energy market. During the first quarter of 2001, PSE received partial payments for sales made in the fourth quarter of 2000. At December 31, 2000, PSE's receivables from the CAISO and other counter-parties, net of reserves, were $41.8 million. At December 31, 2002, such receivables, net of reserves, were approximately $25.4 million. The Company calculated the reserve based upon estimated credit quality and collection from the CAISO at December 31, 2002. See "Proceedings Related to the Western Power Market" under Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion.

NEW ACCOUNTING PRONOUNCEMENTS
         In January 2003, Financial Accounting Standards Board issued Interpretation No. 46 - "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 - "Consolidated Financial Statements" to certain entities in which equity investors do not have controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. This Interpretation requires that if a business entity has a controlling financial interest in a variable interest entity the financial statements must be included in the consolidated financial statements of the business entity. The adoption of this Interpretation for all interests in variable interest entities created after January 31, 2003 is effective immediately. For variable interest entities created before February 1, 2003, it is effective July 1, 2003. The Company is in the process of determining the impacts of this Interpretation.
         On January 1, 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, Puget Energy ceased amortization of goodwill associated with the InfrastruX business. During 2001, Puget Energy had approximately $2.8 million of goodwill amortization. Puget Energy performed an initial impairment review of goodwill and will perform an annual impairment review thereafter. The initial review was completed during the first half of 2002, and did not result in an impairment charge. Puget Energy then performed its annual impairment review as of October 31, 2002 and determined that its goodwill was not impaired.
         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rules on asset retirement obligations on January 1, 2003. Application of the new rules is not expected to result in a material increase in net property, plant and equipment or expense.

         The Emerging Issues Task Force of the Financial Accounting Standards Board (EITF or Task Force) at its June 2002 meeting came to a consensus on one of three items included in EITF Issue 02-3 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3). The Task Force has agreed that all mark-to-market gains and losses on energy trading contracts whether realized or unrealized will be shown net in the income statement (costs offset against revenues), irrespective of whether the contract is physically settled. The presentation will be applicable to financial statements for periods ending after July 15, 2002. The Company performs risk management activities to optimize the value of energy supply and transmission assets and to ensure that physical energy supply is available to meet the customer demand loads. The Company also purchases energy when demand exceeds available supplies in its portfolio; likewise the Company makes sales to other utilities and marketers when surplus energy is available. These transactions are part of the Company's normal operations to meet retail load. The Company has reclassified all settled transactions that meet the definition of optimization (trading transactions that optimize hydro resources, and purchases and sales between trading points) net in the income statement to conform to the new presentation required under EITF 02-3. The Company previously reported these transactions when settled in a gross manner in the income statement in electric operating revenue and purchased electricity expense. Unrealized gains or losses on derivative instruments that are required to be marked-to-market remain reflected in unrealized (gain) loss on derivative instruments on Puget Energy's and PSE's income statement as required by SFAS No. 133. The adoption of EITF 02-3 does not have any impact on the previously reported net income of the Company. The following optimization transactions were recorded in electric operating revenue:

Years Ended December 31; (Dollars in thousands)	2002	2001	2000

Optimization sales	$66,992	$492,447	$133,361
Optimization purchases	64,448	487,431	139,376

Net margin on optimization transactions	$2,544	$5,016	$(6,015)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risks, including changes in commodity prices and interest rates.

PORTFOLIO MANAGEMENT
        The nature of serving regulated customers with its wholesale portfolio of owned and contracted resources does expose the Company to some volumetric and commodity price risks. The Company’s energy risk management function monitors and manages these risks using analytical models and tools. The Company manages its energy supply portfolio to achieve three primary objectives:

(i)	Ensure that physical energy supplies are available to serve retail customer requirements;
(ii)	Manage portfolio risks to limit undesired impacts on the Company’s financial results and to stabilize earnings; and
(iii)	Optimize the value of the Company’s energy supply assets.

        The portfolio is subject to major sources of variability (e.g., hydro generation, outage risk, regional economic factors, temperature-sensitive retail sales, and market prices for gas and power supplies). At certain times, these sources of variability can mitigate portfolio imbalances; at other times they can exacerbate portfolio imbalances.
        The Company’s energy risk management staff develops hedging strategies for the Company’s energy supply portfolio. The first priority is to protect against unwanted risk exposure. The second priority is to fully optimize excess capacity or flexibility within the wholesale portfolio. Most hedges can be implemented in ways that retain the Company’s ability to use its energy supply optimization opportunities. Still other hedges are structured similarly to insurance instruments, where PSE pays an insurance premium to protect against certain extreme conditions.
        The prices of energy commodities are subject to fluctuations due to unpredictable factors including weather, generation outages and other factors which impact supply and demand. The volumetric and commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariff and variable prices. Costs associated with ownership and operation of production facilities are another component of this risk. The Company may use forward delivery agreements, swaps and option contracts for the purpose of hedging commodity price risk. Without jeopardizing the security of supply within its portfolio, the Company will also engage in optimizing the portfolio. Optimization may take the form of utilizing excess capacity, shaping flexible resources to capture their highest value, utilizing transmission capacity or capitalizing on market price movement. As a result, portions of the Company’s energy portfolio are monetized through use of forward price instruments.

        Transactions that qualify as hedge transactions under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are recorded on the balance sheet at fair value. Changes in fair value of the Company’s derivatives are recorded each period in current earnings or other comprehensive income.
        At December 31, 2002, the Company had an after-tax net liability of approximately $7.5 million of energy contracts designated as qualifying cash flow hedges and a corresponding unrealized gain amount in other comprehensive income. The Company also had energy contracts that were marked-to-market through current earnings for 2002 of $7.5 million after-tax. A hypothetical 10% increase in the market prices of natural gas and electricity would increase the fair value of qualifying cash flow hedges by approximately $5.2 million after-tax and would reduce current earnings for those contracts marked-to-market in earnings by an immaterial amount. In addition, the Company believes its PCA and the PGA mechanism mitigate a portion of this risk.
        Market risk is managed subject to parameters established by the Board of Directors. The Company has established a Risk Management Committee composed of Company officers that monitors compliance with the Company’s policies and procedures. In addition, the Audit Committee of the Company’s Board of Directors has oversight of the Risk Management Committee.
        The fair value of energy contracts that are recorded in the balance sheet of the Company are comprised of the following (net of tax):

Derivative Contracts (Dollars in millions)	Amounts

Fair value of contracts outstanding December 31, 2001	$(35.4)
Contracts realized or otherwise settled during 2002	39.9
Changes in fair values of derivatives	6.7

Fair value of contracts outstanding at December 31, 2002	$11.2

	Fair Value of Contracts with Settlement During Year
Source of Fair Value (Dollars in millions)	2003	2004-2005	2006-2007	2008 and Thereafter	Total fair value
Prices based on models and other valuation methods	$ 1.3	$ 4.9	$ 4.1	$ 0.9	$ 11.2

        Short-term derivative contracts for the purchase and sale of electricity are valued based upon daily quoted prices from an independent energy brokerage service. Values for short-term and medium-term natural gas swap contracts are derived from a combination of quotes from several independent energy brokers and are updated daily. Long-term gas swap contracts are valued based on published pricing from a combination of independent brokerage services and are updated monthly. Option contracts are valued using a modified Black-Scholes model approach.

INTEREST RATE RISK
        The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable rate leases and long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. The Company does utilize bank borrowings, commercial paper and line of credit facilities to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may enter into swap instruments to manage the interest rate risk associated with these debts and did not have any swap instruments outstanding as of December 31, 2002 or 2001. The carrying amounts and fair values of Puget Energy’s fixed-rate debt instruments are:

(Dollars in millions)	2002 CARRYING AMOUNT	2002 FAIR VALUE	2001 CARRYING AMOUNT	2001 FAIR VALUE

Financial liabilities:
Short-term debt	$ 47.3	$ 47.3	$ 348.6	$ 348.6
Long-term debt	2,223.0	2,381.8	2,246.7	2,131.2

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        The information required by Part III with respect to Puget Energy is incorporated herein by reference to Puget Energy’s proxy statement for its 2003 Annual Meeting of Shareholders (Commission File No. 1-16305). Reference is also made to the information regarding Puget Energy’s executive officers set forth in Part I of this report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to PSE is incorporated herein by reference to the material under “Election of Directors” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in Puget Energy’s proxy statement for its 2003 Annual Meeting of Shareholders (Commission File No. 1-16305), which is filed as Exhibit 99.3 to this report. Reference is also made to the information regarding PSE’s executive officers set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item with respect to PSE is incorporated herein by reference to the material under “Structure and Compensation of Board of Directors—Director Compensation,” “Executive Compensation” and “Employment Contracts, Termination of Employment and Change-In-Control Arrangements” in Puget Energy’s proxy statement for its 2003 Annual Meeting of Shareholders (Commission File No. 1-16305), which is filed as Exhibit 99.3 to this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
        The following table sets forth information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Puget Energy existing equity compensation plans, as of December 31, 2002.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
Equity compensation plans approved by security holders	40,000	$22.51	1,322,051	(2)(3)
Equity compensation plans not aproved by security holders	260,000 (1)	$22.51 (1)	56,967	(4)(5)
Total	300,000	$22.51	1,379,018

(1)

Does not include stock options that were assumed by PSE in connection with its acquisition of Washington Energy Company. The assumed options are for the purchase of 17,960 shares of Puget Energy common stock and have a weighted-average exercise price of $19.26 per share. In the event that any assumed option is not exercised, no further option to purchase shares of common stock will be issued in place of such unexercised option.

(2)	Includes 298,602 shares remaining available for purchase under Puget Energy’s Employee Stock Purchase Plan.
(3)

Includes 1,023,449 shares available under Puget Energy’s Amended and Restated 1995 Long-Term Incentive Plan, Puget Energy may also grant stock awards, performance awards and other stock-based awards. Includes 571,719 share grants of performance awards at the target level.

(4)

Includes 56,967 shares available for issuance under Puget Energy’s Non-employee Director Stock Plan (Director Stock Plan). The Director Stock Plan provides for automatic stock payments to each of Puget Energy’s non-employee directors. Each non-employee director who is a non-employee director at any time during a calendar year receives a stock payment as a portion of the quarterly retainer paid to such director. Effective January 1, 2003, the number of shares that will be issued to each non-employee director as a stock payment under the Director Stock Plan is determined by dividing between 50% and 100% (depending on participant’s election) of the quarterly retainer payable to such director for a fiscal quarter by the fair market value of Puget Energy’s common stock on the last business day of that fiscal quarter, except that 100% of the quarterly retainer will be paid to a director as a stock payment until the director owns that number of shares determined by dividing an amount equal to the value of two years of quarterly retainers (based on the amount of the quarterly retainer that is being paid for that fiscal quarter) by the fair market value of Puget Energy’s common stock on the last business day of that fiscal quarter. Prior to January 1, 2003, the number of shares that were issued to each non-employee director as a stock payment under the Director Stock Plan was determined by dividing 40% of the quarterly retainer payable to such director for a fiscal quarter by the fair market value of Puget Energy’s common stock on the last business day of that fiscal quarter.

(5)

Does not include shares of Puget Energy common stock which may be issued in connection with cash amounts deferred into a stock fund measurement fund under PSE’s Deferred Compensation Plan for Key Employees or Deferred Compensation Plan for Non-employee Directors.

SUMMARY OF EQUITY COMPENSATION PLANS NOT APPROVED BY SHAREHOLDERS

Non-Plan Grants
        On January 7, 2002, Puget Energy granted Stephen P. Reynolds, President and Chief Executive Officer of Puget Energy and PSE, two non-qualified stock option grants outside of any equity incentive plan adopted by Puget Energy (the “Non-Plan Grants”). These stock option grants were an inducement to Mr. Reynolds’ employment and in lieu of participation in the Companies’ Supplemental Executive Retirement Plan. One of the Non-Plan Grants made to Mr. Reynolds is for 150,000 shares of Puget Energy common stock and vests at a rate of 20% per year, for full vesting after five years. The other Non-Plan Grant made to Mr. Reynolds is for 110,000 shares of Puget Energy common stock and vests at a rate of 25% per year, for full vesting after four years. The exercise price of both Non-Plan Grants is $22.51 per share, equal to 100% of the fair market value of Puget Energy common stock on the date of grant. As of December 31, 2002, all of the 260,000 shares subject to the Non-Plan Grants remained outstanding. Except as expressly provided in the option agreement relating to each of the Non-Plan Grants, the Non-Plan Grants are subject to the terms and conditions of the Company’s Amended and Restated 1995 Long-Term Incentive Plan.

        Upon a change of control (as defined in the Employment Agreement between Puget Energy and Mr. Reynolds, dated January 7, 2002), both Non-Plan Grants will become fully vested and immediately exercisable. If Mr. Reynolds’ employment or service relationship with Puget Energy is terminated by Puget Energy without cause or by Mr. Reynolds with good reason, the vesting and exercisability of the Non-Plan Grants will be accelerated as follows: (1) the vesting and exercisability of the 150,000 share Non-Plan Grant will be accelerated such that the total number of shares vested and exercisable will be calculated as if the option had vested on a daily basis over the four-year period through the date of termination and (2) the vesting and exercisability of the 110,000 share Non-Plan Grant will be accelerated by two years. For purposes of the Non-Plan Grants, the terms “cause” and “good reason” have the meanings given to them in the Employment Agreement between Puget Energy and Mr. Reynolds, dated January 1, 2002.
        Subject to the provisions regarding a change of control and termination of employment or service relationship by Puget Energy without cause or by Mr. Reynolds for good reason, as described above, upon termination of Mr. Reynolds’ employment or service relationship with Puget Energy for any reason, the unvested portion of the Non-Plan Grants will terminate automatically and the vested portion may be exercised as follows: (1) generally, on or before the earlier of three months after termination and the expiration date of the option, (2) if termination is due to retirement, disability or death, on or before the earlier of one year after termination and the expiration date of the option, or (3) if death occurs after termination, but while the option is still exercisable, on or before the earlier of one year after the date of death and the expiration date of the option.
        The Non-Plan Grants provide for the payment of the exercise price of options by any of the following means: (1) cash, (2) check, (3) tendering shares of Puget Energy’s common stock, either actually or by attestation, already owned for at least six months (or any shorter period necessary to avoid a charge to Puget Energy’s earnings for financial reporting purposes) that on the day prior to the exercise date have a fair market value equal to the aggregate exercise price of the shares being purchased, (4) delivery of a properly executed exercise notice, together with irrevocable instructions to a brokerage firm designated by Puget Energy to deliver promptly to Puget Energy the aggregate amount of sale or loan proceeds to pay the option exercise price and any withholding tax obligations that may arise in connection with the exercise, or (5) any other method permitted by the plan administrator.

BENEFICIAL OWNERSHIP OF PUGET SOUND ENERGY
        As of December 31, 2002, all of the issued and outstanding shares of PSE’s common stock were held beneficially and of record by Puget Energy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

ITEM 14. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures. Under the supervision and with the participation of Puget Energy’s and PSE’s management, including the Companies’ President and Chief Executive Officer and Senior Vice President Finance and Chief Financial Officer, Puget Energy and PSE have evaluated the effectiveness of the Companies’ disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this annual report. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President Finance and Chief Financial Officer of Puget Energy and PSE concluded that these disclosure controls and procedures are effective.
        Changes in internal controls. There have been no significant changes in Puget Energy’s or PSE’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:
1)	Financial statement schedules — see index
2)	Exhibits — see index

(b)	Reports on Form 8-K: Puget Energy
1)	Form 8-K filed by Puget Energy on October 17, 2002 – Item 5 Other Events, related to Puget Energy’s third-quarter results of operation.
2)	Form 8-K filed by Puget Energy on November 1, 2002 – Item 5 Other Events, related to Puget Energy filing of exhibits to the Registration Statement relating to the public offering of common stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUGET ENERGY, INC.	PUGET SOUND ENERGY, INC.

/s/ Stephen P. Reynolds	/s/ Stephen P. Reynolds
Stephen P. Reynolds	Stephen P. Reynolds
President and Chief Executive Officer	President and Chief Executive Officer

Date: March 10, 2003	Date: March 10, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
(Puget Energy and PSE unless otherwise noted)

/s/ Douglas P. Bieghle	Chairman of the Board	March 7, 2003
(Douglas P. Bieghle)

/s/ Stephen P. Reynolds	President, Chief Executive Officer and Director
(Stephen P. Reynolds)

/s/ Stephen A. McKeon	Senior Vice President Finance and Chief Financial Officer
(Stephen A. McKeon)

/s/ James W. Eldredge	Corporate Secretary and Chief Accounting Officer
(James W. Eldredge)

/s/ Charles W. Bingham	Director
(Charles W. Bingham)

/s/ Phyllis J. Campbell	Director
(Phyllis J. Campbell)

/s/ Craig W. Cole	Director
(Craig W. Cole)

/s/ Robert L. Dryden	Director
(Robert L. Dryden)

/s/ Tomio Moriguchi	Director
(Tomio Moriguchi)

/s/ Dr. Kenneth P. Mortimer	Director
(Dr. Kenneth P. Mortimer)

/s/ Sally G. Narodick	Director
Sally G. Narodick

CERTIFICATIONS OF PUGET ENERGY

I, Stephen P. Reynolds, certify that:

1.	I have reviewed this annual report on Form 10-K of Puget Energy;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Stephen P. Reynolds
Stephen P. Reynolds
President and Chief Executive Officer

I, Stephen A. McKeon, certify that:

1.	I have reviewed this annual report on Form 10-K of Puget Energy;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Stephen A. McKeon
Stephen A. McKeon
Sr. Vice President Finance and Chief Financial Officer

CERTIFICATIONS OF PUGET SOUND ENERGY

I, Stephen P. Reynolds, certify that:

1.	I have reviewed this annual report on Form 10-K of Puget Sound Energy;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Stephen P. Reynolds
Stephen P. Reynolds
President and Chief Executive Officer

I, Stephen A. McKeon, certify that:

1.	I have reviewed this annual report on Form 10-K of Puget Sound Energy;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Stephen A. McKeon
Stephen A. McKeon
Sr. Vice President Finance and Chief Financial Officer

REPORT OF MANAGEMENT
        PUGET ENERGY, INC.
          and
        PUGET SOUND ENERGY, INC.

        The accompanying consolidated financial statements of Puget Energy, Inc. and Puget Sound Energy, Inc. have been prepared under the direction of management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles and include amounts based on judgments and estimates by management where necessary. Management also prepared the other information in the Annual Report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.
        Puget Energy and Puget Sound Energy maintain a system of internal control which, in management’s opinion, provides reasonable assurance that assets are properly safeguarded and transactions are executed in accordance with management’s authorization and properly recorded to produce reliable financial records and reports. The system of internal control provides for appropriate division of responsibility and is documented by written policy and updated as necessary. Puget Sound Energy’s internal audit staff assesses the effectiveness and adequacy of the internal controls on a regular basis and recommends improvements when appropriate. Management considers the internal auditor’s and independent auditor’s recommendations concerning Puget Energy’s and Puget Sound Energy’s internal controls and takes steps to implement those that they believe are appropriate in the circumstances.
        In addition, PricewaterhouseCoopers LLP, the independent accountants, have performed audit procedures deemed appropriate to obtain reasonable assurance about whether the financial statements are free of material misstatement.
        The Board of Directors pursues its oversight role for the financial statements through the audit committee, which is composed solely of outside Directors. The audit committee meets regularly with management, the internal auditors and the independent auditors, jointly and separately, to review management’s process of implementation and maintenance of internal accounting controls and auditing and financial reporting matters. The internal and independent auditors have unrestricted access to the audit committee.

/s/ Stephen P. Reynolds	/s/ Stephen A. McKeon	/s/ James W. Eldredge
Stephen P. Reynolds	Stephen A. McKeon	James W. Eldredge
President and Chief Executive Officer	Senior Vice President Finance and Chief Financial Officer	Corporate Secretary and Chief Accounting Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Puget Energy, Inc.:

        In our opinion, the consolidated financial statements listed on page 57 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Puget Energy, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on page 100 of the document presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        As described in Note 17 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities as required by Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

PricewaterhouseCoopers LLP
Seattle, Washington
February 12, 2003

To the Shareholder of Puget Sound Energy, Inc.:

        In our opinion, the consolidated financial statements listed on page 57 of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Puget Sound Energy, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed on page 100 of the document presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        As described in Note 17 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities as required by Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

PricewaterhouseCoopers LLP
Seattle, Washington
February 12, 2003

Consolidated Financial Statements, Financial Statement Schedule Covered by the Foregoing Report of Independent Accountants and Exhibits

CONSOLIDATED FINANCIAL STATEMENTS: PUGET ENERGY: Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets, December 31, 2002 and 2001

Consolidated Statements of Capitalization, December 31, 2002 and 2001

Consolidated Statements of Common Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

PUGET SOUND ENERGY: Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets, December 31, 2002 and 2001

Consolidated Statements of Capitalization, December 31, 2002 and 2001

Consolidated Statements of Common Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

NOTES: Combined Puget Energy and Puget Sound Energy Notes to Consolidated Financial Statements

Schedule:

II.	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2002, 2001 and 2000

All other schedules have been omitted because of the absence of the conditions under which they are required, or because the information required is included in the financial statements or the notes thereto.

Financial statements of PSE's subsidiaries are not filed herewith inasmuch as the assets, revenues, earnings and earnings reinvested in the business of the subsidiaries are not material in relation to those of PSE.

Exhibits: Exhibit Index

Puget Energy Consolidated Statements of

INCOME
(Dollars in thousands, except per share amounts) FOR YEARS ENDED DECEMBER 31	2002	2001	2000
Operating revenues:
Electric	$1,365,885	$1,865,227	$2,632,319
Gas	697,155	815,071	612,311
Other	329,282	206,262	57,666

Total operating revenues	2,392,322	2,886,560	3,302,296

Operating expenses:
Energy costs:
Purchased electricity	645,371	918,676	1,627,249
Residential exchange	(149,970)	(75,864)	(41,000)
Purchased gas	405,016	537,431	332,927
Fuel	113,538	281,405	182,978
Unrealized gain on derivative instruments	(11,612)	(11,182)	--
Utility operations and maintenance	286,220	265,789	240,094
Other operations and maintenance	273,157	156,731	60,612
Depreciation and amortization	228,743	217,540	196,513
Conservation amortization	17,501	6,493	6,830
Taxes other than income taxes	215,429	212,582	202,398
Income taxes	59,260	79,838	129,823

Total operating expenses	2,082,653	2,589,439	2,938,424

Operating income	309,669	297,121	363,872
Other income	5,458	14,526	5,061

Income before interest charges	315,127	311,647	368,933

Interest charges:
AFUDC	(1,969)	(4,446)	(9,303)
Interest expense	198,346	194,505	184,405

Total interest charges	196,377	190,059	175,102
Minority interest in earnings of consolidated subsidiary	867	--	--

Net income before cumulative effect of accounting change	117,883	121,588	193,831
Cumulative effect of implementation of accounting change (net of tax)	--	14,749	--

Net income	117,883	106,839	193,831
Less preferred stock dividends accrual	7,831	8,413	8,994

Income for common stock	$110,052	$98,426	$184,837

Common shares outstanding weighted average	88,372	86,445	85,411

Diluted shares outstanding weighted average	88,777	86,703	85,690

Basic and diluted earnings per common share before
cumulative effect of accounting change	$1.24	$1.31	$2.16
Basic and diluted for cumulative effect of accounting change	--	(0.17)	--

Basic and diluted earnings per common share	$1.24	$1.14	$2.16

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Balance Sheets

ASSETS
(Dollars in thousands) AT DECEMBER 31	2002	2001
Utility plant:
Electric plant	$4,229,352	$4,167,920
Gas plant	1,645,865	1,551,439
Common plant	378,844	362,670
Less: Accumulated depreciation and amortization	(2,337,832)	(2,194,048)

Net utility plant	3,916,229	3,887,981

Other property and investments:
Investment in Bonneville Exchange Power Contract	51,136	54,663
Goodwill, net	125,555	102,151
Intangibles, net	18,652	16,059
Non-utility property, net	80,855	48,369
Other	101,932	96,007

Total other property and investments	378,130	317,249

Current assets:
Cash	176,669	92,356
Restricted cash	18,871	--
Accounts receivable, net of allowance for doubtful accounts	279,623	279,321
Unbilled revenues	112,115	147,008
Purchased gas receivable	--	37,228
Materials and supplies, at average cost	70,402	90,333
Current portion of unrealized gain on derivative instruments	3,741	3,315
Prepayments and other	11,323	11,277

Total current assets	672,744	660,838

Other long-term assets:
Regulatory asset for deferred income taxes	167,058	193,016
Regulatory asset for PURPA buyout costs	243,584	244,635
Unrealized gain on derivative instruments	9,870	3,317
Other	269,876	239,941

Total other long-term assets	690,388	680,909

Total assets	$5,657,491	$5,546,977

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Balance Sheets

CAPITALIZATION AND LIABILITIES
(Dollars in thousands) AT DECEMBER 31	2002	2001
Capitalization:
(See Consolidated Statements of Capitalization):
Common equity	$1,523,787	$1,362,724
Preferred stock not subject to mandatory redemption	60,000	60,000
Preferred stock subject to mandatory redemption	43,162	50,662
Corporation obligated, mandatorily redeemable preferred
securities of subsidiary trust holding solely junior
subordinated debentures of the corporation	300,000	300,000
Long-term debt	2,149,733	2,127,054

Total capitalization	4,076,682	3,900,440

Minority interest in consolidated subsidiary	10,629	--

Current liabilities:
Accounts payable	205,619	167,426
Short-term debt	47,295	348,577
Current maturities of long-term debt	73,206	119,523
Purchased gas liability	83,811	--
Accrued expenses:
Taxes	62,562	70,708
Salaries and wages	11,441	14,746
Interest	37,942	42,505
Current portion of unrealized loss on derivative instruments	2,410	35,145
Other	47,761	46,178

Total current liabilities	572,047	844,808

Long-term liabilities:
Deferred income taxes	730,675	605,315
Unrealized loss on derivative instruments	--	75
Other deferred credits	267,458	196,339

Total long-term liabilities	998,133	801,729

Commitments and contingencies	--	--

Total capitalization and liabilities	$5,657,491	$5,546,977

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of

CAPITALIZATION

(Dollars in thousands)
AT DECEMBER 31	2002	2001

Common equity:
Common stock $0.01 par value, 250,000,000 shares authorized, 93,642,659
and 87,023,210 shares outstanding at December 31, 2002 and 2001	$936	$870
Additional paid-in capital	1,484,615	1,358,946
Earnings reinvested in the business	36,396	32,229
Accumulated other comprehensive income (loss) - net of tax	1,840	(29,321)

Total common equity	1,523,787	1,362,724

Preferred stock not subject to mandatory
redemption - cumulative - $25 par value: *
7.45% series II 2,400,000 shares authorized and outstanding	60,000	60,000

Total preferred stock not subject to mandatory redemption	60,000	60,000

Preferred stock subject to mandatory redemption - cumulative - $100 par value: *
4.84% series - 150,000 shares authorized, 14,808 shares outstanding	1,481	1,481
4.70% series - 150,000 shares authorized,
4,311 shares outstanding	431	431
7.75% series - 750,000 shares authorized,
412,500 and 487,500 shares outstanding	41,250	48,750

Total preferred stock subject to mandatory redemption	43,162	50,662

Corporation obligated, mandatorily redeemable preferred
securities of subsidiary trust holding solely junior
subordinated debentures of the corporation	300,000	300,000

Long-term debt:
First mortgage bonds and senior notes	1,932,000	2,009,000
Pollution control revenue bonds:
Revenue refunding 1991 series, due 2021	50,900	50,900
Revenue refunding 1992 series, due 2022	87,500	87,500
Revenue refunding 1993 series, due 2020	23,460	23,460
Other notes	129,107	75,762
Unamortized discount - net of premium	(28)	(45)
Long-term debt due within one year	(73,206)	(119,523)

Total long-term debt excluding current maturities	2,149,733	2,127,054

Total capitalization	$4,076,682	$3,900,440

* Puget Energy has 50,000,000 shares authorized for $0.01 par value preferred stock. PSE has 13,000,000 shares authorized for $25 par value preferred stock and 3,000,000 shares authorized for $100 par value preferred stock.

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of

COMMON SHAREHOLDERS' EQUITY
	Common Stock		Additional		Accumulated Other
(Dollars in thousands) YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Total Amount
Balance at December 31, 1999	84,922,405	$849,224	$454,982	$66,019	$8,848	$1,379,073
Net income	--	--	--	193,831	--	193,831
Preferred stock dividend declared	--	--	--	(9,067)	--	(9,067)
Loss on preferred stock redemptions	--	--	1,181	(1,181)	--	--
Common stock dividend declared	--	--	--	(156,929)	--	(156,929)
Common stock issued on dividend reinvestment	981,549	9,816	13,295	--	--	23,111
plan
Other	(163)	(2)	721	--	--	719
Other comprehensive income	--	--	--	--	(4,098)	(4,098)

Balance at December 31, 2000	85,903,791	$859,038	$470,179	$92,673	$4,750	$1,426,640
Net income	--	--	--	106,839	--	106,839
Preferred stock dividend declared	--	--	--	(8,485)	--	(8,485)
Common stock dividend declared	--	--	--	(158,798)	--	(158,798)
Reclassification of par value in connection	--	(858,179)	858,179	--	--	--
with the formation of Puget Energy
Common stock issued on dividend reinvestment	1,119,568	11	25,551	--	--	25,562
plan
Other	(149)	--	5,037	--	--	5,037
Other comprehensive income	--	--	--	--	(34,071)	(34,071)

Balance at December 31, 2001	87,023,210	$870	$1,358,946	$32,229	$(29,321)	$1,362,724
Net income	--	--	--	117,883	--	117,883
Preferred stock dividend declared	--	--	--	(7,904)	--	(7,904)
Common stock dividend declared	--	--	--	(105,687)	--	(105,687)
Common stock issued:
New issuance	5,750,000	57	114,639	--	--	114,696
Dividend reinvestment plan	801,205	8	16,900	--	--	16,908
Employee plans	68,252	1	550	--	--	551
Other	(8)	--	(6,420)	(125)	--	(6,545)
Other comprehensive income	--	--	--	--	31,161	31,161

Balance at December 31, 2002	93,642,659	$936	$1,484,615	$36,396	$1,840	$1,523,787

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of

COMPREHENSIVE INCOME
(Dollars in thousands) FOR YEARS ENDED DECEMBER 31	2002	2001	2000
Net income	$117,883	$106,839	$193,831

Other comprehensive income, net of tax:
Unrealized holding losses on marketable securities during the period	(1,359)	(1,823)	(938)
Reclassification adjustment for realized gains on marketable	--	(5)	(3,160)
securities included in net income
Foreign currency translation adjustment	63	--	--
Minimum pension liability adjustment	(2,098)	(5,148)	--
Transition adjustment for unrealized gain on derivative instruments	--	286,928	--
as of January 1, 2001
Unrealized gains (losses) on derivative instruments during the period	2,853	(131,420)	--
Reversal of unrealized (gains) losses on derivative instruments	31,702	(182,603)	--
settled during the period

Other comprehensive income (loss)	31,161	(34,071)	(4,098)

Comprehensive income	$149,044	$72,768	$189,733

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of

CASH FLOWS
(Dollars in thousands) FOR YEARS ENDED DECEMBER 31	2002	2001	2000
Operating activities:
Net income	$117,883	$106,839	$193,831
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	228,743	217,540	196,513
Deferred income taxes and tax credits - net	151,318	11,464	(7,446)
Gain from sale of securities	--	--	(6,476)
Net unrealized (gains) losses on derivative instruments	(11,612)	3,567	--
Other (including conservation amortization)	10,872	(4,465)	(7,276)
Cash collateral received from energy supplier	21,425	--	--
Change in certain current assets and liabilities
Accounts receivable and unbilled revenue	46,860	147,575	(220,568)
Materials and supplies	22,088	10,611	(29,760)
Prepayments and other	141	936	(1,742)
Purchased gas receivable/liability	121,039	58,822	(62,350)
Accounts payable	34,351	(254,944)	232,402
Taxes payable	(18,260)	(33,288)	31,308
Accrued expenses and other	(971)	33,631	1,847

Net cash provided by operating activities	723,877	298,288	320,283

Investing activities:
Construction expenditures - excluding equity AFUDC	(224,165)	(247,435)	(296,480)
Additions to other property, plant and equipment	(11,621)	(5,193)	--
Energy conservation expenditures	(11,356)	(15,591)	(6,931)
Restricted cash	(18,871)	--	--
Proceeds from sale of investment in Cabot preferred stock	--	--	51,463
Proceeds from sale of Centralia plant	--	--	37,449
Proceeds from sale of securities	--	--	6,757
Investments by InfrastruX	(41,602)	(75,591)	(85,506)
Repayment from/(loans to) Schlumberger	--	51,948	(20,874)
Other	(15,761)	(16,446)	(14,138)

Net cash used by investing activities	(323,376)	(308,308)	(328,260)

Financing activities:
Increase (decrease) in short-term debt - net	(301,281)	(32,406)	(226,395)
Dividends paid	(97,321)	(141,709)	(142,886)
Issuance of common stock	120,214	--	--
Issuance of trust preferred stock	--	200,000	--
Redemption of preferred stock	(7,500)	(7,500)	(7,503)
Issuance of bonds and long-term debt	40,000	70,250	510,000
Redemption of bonds and notes	(65,937)	(19,000)	(150,980)
Other	(4,363)	(3,642)	(3,583)

Net cash provided (used) by financing activities	(316,188)	65,993	(21,347)

Increase (decrease) in cash from net income	84,313	55,973	(29,324)
Cash at beginning of year	92,356	36,383	65,707

Cash at end of year	$176,669	$92,356	$36,383

Supplemental Cash Flow Information:
Cash payments for:
Interest (net of capitalized interest)	$200,392	$191,004	$176,895
Income taxes (net of refunds)	(81,652)	87,470	114,100

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of

INCOME
(Dollars in thousands) FOR YEARS ENDED DECEMBER 31	2002	2001	2000
Operating revenues:
Electric	$1,365,885	$1,865,227	$2,632,319
Gas	697,155	815,071	612,311
Other	9,753	32,476	57,666

Total operating revenues	2,072,793	2,712,774	3,302,296

Operating expenses:
Energy costs:
Purchased electricity	645,371	918,676	1,627,249
Residential exchange	(149,970)	(75,864)	(41,000)
Purchased gas	405,016	537,431	332,927
Fuel	113,538	281,405	182,978
Unrealized gain on derivative instruments	(11,612)	(11,182)	--
Utility operations and maintenance	286,220	265,789	240,094
Other operations and maintenance	1,602	8,546	60,612
Depreciation and amortization	215,317	208,720	196,513
Conservation amortization	17,501	6,493	6,830
Taxes other than income taxes	202,381	207,365	202,398
Income taxes	52,836	76,915	129,823

Total operating expenses	1,778,200	2,424,294	2,938,424

Operating income	294,593	288,480	363,872
Other income	5,215	17,053	5,061

Income before interest charges	299,808	305,533	368,933

Interest charges:
AFUDC	(1,969)	(4,446)	(9,303)
Interest expense	192,829	190,849	184,405

Total interest charges	190,860	186,403	175,102

Net income before cumulative effect of accounting change	108,948	119,130	193,831
Cumulative effect of implementation of accounting change (net of tax)	--	14,749	--

Net income	108,948	104,381	193,831
Less preferred stock dividends accrual	7,831	8,413	8,994

Income for common stock	$101,117	$95,968	$184,837

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Balance Sheets

ASSETS
(Dollars in thousands) AT DECEMBER 31	2002	2001
Utility plant:
Electric plant	$4,229,352	$4,167,920
Gas plant	1,645,865	1,551,439
Common plant	378,844	362,670
Less: Accumulated depreciation and amortization	(2,337,832)	(2,194,048)

Net utility plant	3,916,229	3,887,981

Other property and investments:
Investment in Bonneville Exchange Power Contract	51,136	54,663
Non-utility property, net	1,699	1,105
Other	101,922	94,762

Total other property and investments	154,757	150,530

Current assets:
Cash	161,475	82,708
Restricted cash	18,871	--
Accounts receivable, net of allowance for doubtful accounts	208,702	235,348
Unbilled revenues	112,115	147,008
Purchased gas receivable	--	37,228
Materials and supplies, at average cost	63,563	85,318
Current portion of unrealized gain on derivative instruments	3,741	3,315
Prepayments and other	8,907	7,405

Total current assets	577,374	598,330

Other long-term assets:
Regulatory asset for deferred income taxes	167,058	193,016
Regulatory asset for PURPA buyout costs	243,584	244,635
Unrealized gain on derivative instruments	9,870	3,317
Other	269,876	239,941

Total other long-term assets	690,388	680,909

Total assets	$5,338,748	$5,317,750

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Balance Sheets

CAPITALIZATION AND LIABILITIES
(Dollars in thousands) AT DECEMBER 31	2002	2001
Capitalization:
(See Consolidated Statements of Capitalization):
Common equity	$1,426,121	$1,267,654
Preferred stock not subject to mandatory redemption	60,000	60,000
Preferred stock subject to mandatory redemption	43,162	50,662
Corporation obligated, mandatorily redeemable preferred
securities of subsidiary trust holding solely junior
subordinated debentures of the corporation	300,000	300,000
Long-term debt	2,021,832	2,053,815

Total capitalization	3,851,115	3,732,131

Current liabilities:
Accounts payable	193,602	154,600
Short-term debt	30,340	338,168
Current maturities of long-term debt	72,000	117,000
Purchased gas liability	83,811	--
Accrued expenses:
Taxes	64,433	70,210
Salaries and wages	11,441	14,746
Interest	37,942	42,505
Current portion of unrealized loss on derivative instruments	2,410	35,145
Other	25,456	25,178

Total current liabilities	521,435	797,552

Long-term liabilities:
Deferred income taxes	715,579	601,001
Unrealized loss on derivative instruments	--	75
Other deferred credits	250,619	186,991

Total long-term liabilities	966,198	788,067

Commitments and contingencies	--	--

Total capitalization and liabilities	$5,338,748	$5,317,750

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of

CAPITALIZATION
(Dollars in thousands) AT DECEMBER 31	2002	2001
Common equity:
Common stock ($10 stated value) - 15,000,000 shares
authorized, 85,903,791 shares outstanding	$859,038	$859,038
Additional paid-in capital	498,335	382,592
Earnings reinvested in the business	66,971	55,345
Accumulated other comprehensive income (loss) - net	1,777	(29,321)

Total common equity	1,426,121	1,267,654

Preferred stock not subject to mandatory
redemption - cumulative - $25 par value:*
7.45% series II - 2,400,000 shares authorized and outstanding	60,000	60,000

Total preferred stock not subject to mandatory redemption	60,000	60,000

Preferred stock subject to mandatory redemption - cumulative
$100 par value:*
4.84% series - 150,000 shares authorized,
14,808 shares outstanding	1,481	1,481
4.70% series - 150,000 shares authorized,
4,311 shares outstanding	431	431
7.75% series - 750,000 shares authorized, 412,500 and 487,500
shares outstanding	41,250	48,750

Total preferred stock subject to mandatory redemption	43,162	50,662

Corporation obligated, mandatorily redeemable preferred
securities of subsidiary trust holding solely junior
subordinated debentures of the corporation	300,000	300,000

Long-term debt:
First mortgage bonds and senior notes	1,932,000	2,009,000
Pollution control revenue bonds:
Revenue refunding 1991 series, due 2021	50,900	50,900
Revenue refunding 1992 series, due 2022	87,500	87,500
Revenue refunding 1993 series, due 2020	23,460	23,460
Unamortized discount - net of premium	(28)	(45)
Long-term debt due within one year	(72,000)	(117,000)

Total long-term debt excluding current maturities	2,021,832	2,053,815

Total capitalization	$3,851,115	$3,732,131

        *13,000,000 shares authorized for $25 par value preferred stock and 3,000,000 shares authorized for $100 par value preferred stock.

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of

COMMON SHAREHOLDERS' EQUITY
	Common Stock		Additional		Accumulated Other
(Dollars in thousands) YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Total Amount
Balance at December 31, 1999	84,922,405	$849,224	$454,982	$66,019	$8,848	$1,379,073
Net income	--	--	--	193,831	--	193,831
Preferred stock dividend declared	--	--	--	(9,067)	--	(9,067)
Loss on preferred stock redemptions	--	--	1,181	(1,181)	--	--
Common stock dividend declared	--	--	--	(156,929)	--	(156,929)
Common stock issued on dividend reinvestment	981,549	9,816	13,295	--	--	23,111
plan
Other	(163)	(2)	721	--	--	719
Other comprehensive income	--	--	--	--	(4,098)	(4,098)

Balance at December 31, 2000	85,903,791	$859,038	$470,179	$92,673	$4,750	$1,426,640
Net income	--	--	--	104,381	--	104,381
Preferred stock dividend declared	--	--	--	(8,485)	--	(8,485)
Common stock dividend declared	--	--	--	(133,224)	--	(133,224)
Return of Capital to Puget Energy	--	--	(86,556)	--	--	(86,556)
Other	--	--	(1,031)	--	--	(1,031)
Other comprehensive income	--	--	--	--	(34,071)	(34,071)

Balance at December 31, 2001	85,903,791	$859,038	$382,592	$55,345	$(29,321)	$1,267,654
Net income	--	--	--	108,948	--	108,948
Preferred stock dividend declared	--	--	--	(7,904)	--	(7,904)
Common stock dividend declared	--	--	--	(89,418)	--	(89,418)
Investment received from Puget Energy	--	--	115,736	--	--	115,736
Other	--	--	7	--	--	7
Other comprehensive income	--	--	--	--	31,098	31,098

Balance at December 31, 2002	85,903,791	$859,038	$498,335	$66,971	$1,777	$1,426,121

Puget Sound Energy Consolidated Statements of

COMPREHENSIVE INCOME
(Dollars in thousands) FOR YEARS ENDED DECEMBER 31	2002	2001	2000
Net income	$108,948	$104,381	$193,831

Other comprehensive income, net of tax:
Unrealized holding losses on marketable securities during the period	(1,359)	(1,823)	(938)
Reclassification adjustment for realized gains on marketable	--	(5)	(3,160)
securities included in net income
Minimum pension liability adjustment	(2,098)	(5,148)	--
Transition adjustment for unrealized gain on derivative	--	286,928	--
instruments at January 1, 2001
Unrealized gains (losses) on derivative instruments during the	2,853	(131,420)	--
period
Reversal of unrealized (gains) losses on derivative instruments	31,702	(182,603)	--
settled during the period

Other comprehensive income (loss)	31,098	(34,071)	(4,098)

Comprehensive income	$140,046	$70,310	$189,733

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of

CASH FLOWS
(Dollars in thousands) FOR YEARS ENDED DECEMBER 31	2002	2001	2000
Operating activities:
Net income	$108,948	$104,381	$193,831
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	215,317	208,720	196,513
Deferred federal income taxes and tax credits - net	140,536	7,151	(7,446)
Gain from sale of securities	--	--	(6,476)
Net unrealized (gains) losses on derivative instruments	(11,612)	3,567	--
Other (including conservation amortization)	18,711	2,375	(7,276)
Cash collateral received from energy supplier	21,425	--	--
Change in certain current assets and current liabilities:
Accounts receivable and unbilled revenue	61,539	148,393	(220,568)
Materials and supplies	21,755	8,460	(29,760)
Prepayments and other	(1,501)	2,507	(1,742)
Purchased gas receivable/liability	121,039	58,822	(62,350)
Accounts payable	38,893	(247,931)	232,402
Taxes payable	(13,646)	(33,785)	31,308
Accrued expenses and other	277	21,952	1,847

Net cash provided by operating activities	721,681	284,612	320,283

Investing activities:
Construction expenditures - excluding equity AFUDC	(224,165)	(247,435)	(296,480)
Energy conservation expenditures	(11,356)	(15,591)	(6,931)
Restricted cash	(18,871)	--	--
Proceeds from sale of investment in Cabot preferred stock	--	--	51,463
Proceeds from sale of Centralia plant	--	--	37,449
Proceeds from sale of securities	--	--	6,757
Investments by InfrastruX	--	--	(85,506)
Repayment from/(loans to) Schlumberger	--	51,948	(20,874)
Other	(14,472)	(16,446)	(14,138)

Net cash used by investing activities	(268,864)	(227,524)	(328,260)

Financing activities:
Increase (decrease) in short-term debt - net	(307,828)	(38,845)	(226,395)
Dividends paid	(97,321)	(141,709)	(142,886)
Issuance of bonds	40,000	--	510,000
Issuance of trust preferred stock	--	200,000	--
Redemption of preferred stock	(7,500)	(7,500)	(7,503)
Redemption of bonds and notes	(117,000)	(19,000)	(150,980)
Investment from Puget Energy	115,736	--	--
Other	(137)	(3,709)	(3,583)

Net cash used by financing activities	(374,050)	(10,763)	(21,347)

Increase (decrease) in cash from net income	78,767	46,325	(29,324)
Cash at beginning of year	82,708	36,383	65,707

Cash at end of year	$161,475	$82,708	$36,383

Supplemental Cash Flow Information:
Cash payments for:
Interest (net of capitalized interest)	$194,876	$187,347	$176,895
Income taxes (net of refunds)	(81,973)	87,020	114,100

        The accompanying notes are an integral part of the consolidated financial statements.

NOTES
          To Consolidated Financial Statements of Puget Energy and Puget Sound Energy

NOTE 1.
          Summary of Significant Accounting Policies

BASIS OF PRESENTATION
        Puget Energy is an exempt public utility holding company under the Public Utility Holding Company Act of 1935. Puget Energy owns Puget Sound Energy (PSE) and is a majority owner of InfrastruX Group, Inc. (InfrastruX), a Washington corporation.
        The consolidated financial statements of Puget Energy include the accounts of Puget Energy and its subsidiaries, PSE and InfrastruX. Puget Energy holds all the common shares of PSE and holds a majority interest in InfrastruX. The results of PSE and InfrastruX are presented on a consolidated basis. PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries. Puget Energy and PSE are collectively referred to herein as “the Company”. The consolidated financial statements are presented after elimination of all significant intercompany items and transactions. Minority interests of InfrastruX’s operating results are reflected in Puget Energy’s consolidated financial statements. Certain amounts previously reported have been reclassified to conform with current year presentations with no effect on total equity or net income.
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q are available at the Securities and Exchange Commission website at www.sec.gov or at Puget Energy’s website at www.pse.com.

UTILITY PLANT
        The costs of additions to utility plant, including renewals and betterments, are capitalized at original cost. Costs include indirect costs such as engineering, supervision, certain taxes and pension and other employee benefits, and an allowance for funds used during construction. Replacements of minor items of property are included in maintenance expense. The original cost of operating property together with removal cost, less salvage, is charged to accumulated depreciation when the property is retired and removed from service.

NON-UTILITY PROPERTY, PLANT AND EQUIPMENT
        The costs of other property, plant and equipment are stated at cost. Expenditures for refurbishment and improvements that significantly add to productive capacity or extend useful life of an asset are capitalized. Replacement of minor items is expensed, on a current basis. Gains and losses on assets sold or retired are reflected in earnings.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
        The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for determining if long-lived assets are impaired and how losses, if any, should be recognized. The Company believes that the net cash flows are sufficient to cover the carrying value of the assets.

DEPRECIATION AND AMORTIZATION
        For financial statement purposes, the Company provides for depreciation and amortization on a straight-line basis. Amortization is comprised of software, small tools and office equipment. The depreciation of automobiles, trucks, power-operated equipment and tools is allocated to asset and expense accounts based on usage. The annual depreciation provision stated as a percent of average original cost of depreciable electric utility plant was 2.9% in 2002, 3.0% in 2001 and 2.9% in 2000; depreciable gas utility plant was 3.3% in 2002, 3.5% in 2001 and 3.3% in 2000; and depreciable common utility plant was 4.3% in 2002, 3.1% in 2001 and 1.9% in 2000. Depreciation on other property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets ranging from 3 to 50 years.

CASH
        All liquid investments with maturities of three months or less at the date of purchase are considered cash.

MATERIAL AND SUPPLIES
        Material and supplies consists primarily of materials and supplies used in the operation and maintenance of the electric and gas systems, coal, diesel and natural gas held for generation, and natural gas and liquefied natural gas held in storage for future sales. These items are recorded at the lower of cost or market value, primarily using the weighted average cost method.

REGULATORY ASSETS AND AGREEMENTS
        The Company accounts for its regulated operations in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. SFAS No. 71 requires the Company to defer certain costs that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. Accounting under SFAS No. 71 is appropriate as long as: rates are established by or subject to approval by independent, third-party regulators; rates are designed to recover the specific enterprise’s cost-of-service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. In applying SFAS No. 71, the Company must give consideration to changes in the level of demand or competition during the cost recovery period. In accordance with SFAS No. 71, the Company capitalizes certain costs in accordance with regulatory authority whereby those costs will be expensed and recovered in future periods.
        The Company is allowed a return on the net regulatory assets and liabilities of 8.76% for both electric rates beginning July 1, 2002 and gas rates beginning September 1, 2002. The 2001 allowed rate of return was 8.94% for electric rates and 9.15% for gas rates. The net regulatory assets and liabilities at December 31, 2002 and 2001, included the following:

(Dollars in millions)	REMAINING AMORTIZATION PERIOD	2002	2001
Deferred income taxes		$167.1	$193.0
PURPA electric energy supply contract buyout costs	6 to 9 years	243.6	244.6
Investment in BEP exchange contract	14 years	51.1	54.7
Unamortized energy conservation charges	1 to 3 years	8.2	15.2
Storm damage costs - electric	4 years	21.9	26.6
Purchased gas receivable/(payable)	1 year	(83.8)	37.2
Deferred AFUDC	30 years	29.9	28.5
Environmental remediation		41.6	14.4
Various other regulatory assets	1 to 21 years	24.4	47.7
Deferred gains on property sales	3 years	(14.4)	(17.3)
Various other regulatory liabilities	1 to 17 years	(5.9)	(6.7)

Net regulatory assets and liabilities		$483.7	$637.9

        If the Company, at some point in the future, determines that all or a portion of the utility operations no longer meet the criteria for continued application of SFAS No. 71, the Company would be required to adopt the provisions of SFAS No. 101, “Regulated Enterprises — Accounting for the Discontinuation of Application of FASB Statement No. 71". Adoption of SFAS No. 101 would require the Company to write off the regulatory assets and liabilities related to those operations not meeting SFAS No. 71 requirements. Discontinuation of SFAS No. 71 could have a material impact on the Company’s financial statements.
        The Company, in prior years, incurred costs associated with its 5% interest in a now-terminated nuclear generating project (identified herein as Investment in Bonneville Exchange Power (BEP)). Under terms of a settlement agreement with the Bonneville Power Administration (BPA), which settled claims of the Company relating to construction delays associated with that project, the Company is receiving power from the federal power system resources marketed by BPA. The Company’s remaining investment in BEP is included in rate base and amortized on a straight-line basis over the life of the settlement agreement (amortization is included in purchased electricity expense). The Company has regulatory assets of approximately $243.6 million related to the buyout of purchased power and gas sales contracts of two non-utility generation projects. Washington Commission accounting orders have approved payments pursuant to these contracts for deferral and collection in rates over the remaining life of the energy supply contracts.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
        The Allowance for Funds Used During Construction (AFUDC) represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. The amount of AFUDC recorded in each accounting period varies depending principally upon the level of construction work in progress and the AFUDC rate used. AFUDC is capitalized as a part of the cost of utility plant and is credited as a non-cash item to other income and interest charges currently. Cash inflow related to AFUDC does not occur until these charges are reflected in rates.
        The AFUDC rate allowed by the Washington Commission for gas utility plant additions was 8.76% beginning September 1, 2002 and 9.15% in 2001 and 2000. The allowed AFUDC rate on electric utility plant was 8.76% beginning July 1, 2002 and 8.94% in 2001 and 2000. To the extent amounts calculated using this rate exceed the AFUDC calculated rate using the Federal Energy Regulatory Commission (FERC) formula, the Company capitalizes the excess as a deferred asset, crediting miscellaneous income. The amounts included in income were $2.6 million for 2002, $2.7 million for 2001 and $2.8 million for 2000. The deferred asset is being amortized over the average useful life of the Company's non-project utility plant.

REVENUE RECOGNITION
        Operating utility revenues are recorded on the basis of service rendered, which includes estimated unbilled revenue. Non-utility subsidiaries recognize revenue when services are performed, upon the sale of assets or on a percent of completion basis for fixed priced contracts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
        Allowance for doubtful accounts is calculated based upon historical write-offs as compared to operating revenues. The Company has also provided for a reserve for fiscal 2000 sales transactions related to the California Independent System Operator and counterparties based upon probability of collection. Puget Energy’s allowance for doubtful accounts for 2002 and 2001 was $45.4 million and $47.0 million, respectively. PSE’s allowance for doubtful accounts for 2002 and 2001 was $43.5 million and $45.2 million, respectively.

RESTRICTED CASH
        Restricted cash represents cash to be used for specific purposes. Approximately $17.8 million in restricted cash was received from BPA under the amended Residential Purchase and Sale Agreement for residential and small farm customers who receive a credit on their bills for the Residential and Farm Energy Exchange credit tariff. The restricted amount is the excess paid by the BPA over the credit provided to these customers. All funds received will be credited to these customers in the future. Approximately $1.1 million in restricted cash was held by Puget Western, a PSE subsidiary, for a real estate development project that a city requires to ensure work is completed either by the Company or by the city.

SELF-INSURANCE
        The Company currently has no insurance coverage for storm damage and is self-insured for a portion of the risk associated with comprehensive liability, industrial accidents and catastrophic property losses. With approval of the Washington Commission, PSE is able to defer for collection in future rates certain uninsured storm damage costs associated with major storms.

FEDERAL INCOME TAXES
        The Company normalizes, with the approval of the Washington Commission, certain income tax items. Deferred taxes have been determined under SFAS No. 109. Investment tax credits are deferred and amortized based on the average useful life of the related property in accordance with regulatory and income tax requirements. (See Note 11.)

ENERGY CONSERVATION
        The Company offers programs designed to help new and existing customers use energy efficiently. The primary emphasis is to provide information and technical services to enable customers to make energy efficient choices with respect to building design, equipment and building systems, appliance purchases and operating practices.
        Since May 1997, the Company has recovered electric energy conservation expenditures through a tariff rider mechanism. The rider mechanism allows the Company to defer the conservation expenditures and amortize them to expense as PSE concurrently collects the conservation expenditures in rates over a one-year period. As a result of the rider, there is no effect on earnings per share.
        Since 1995, the Company has been authorized by the Washington Commission to defer gas energy conservation expenditures and recover them through a tariff tracker mechanism. The tracker mechanism allows the Company to defer conservation expenditures and recover them in rates over the subsequent year. The tracker mechanism also allows the Company to recover an Allowance for Funds Used to Conserve Energy (AFUCE) on any outstanding balance that is not being recovered in rates.

RATE ADJUSTMENT MECHANISM
        The Company has a Power Cost Adjustment (PCA) mechanism that provides for an automatic rate adjustment if PSE’s costs to provide customers’ electricity falls outside certain bands from a normalized level of power costs established in the electric general rate case. The Company’s cumulative maximum pre-tax earnings exposure due to power cost variations over the four year period ending June 30, 2006 is limited to $40 million plus 1% of the excess. All significant variable power supply cost drivers are included in the power cost adjustment mechanism (hydroelectric generation variability, market price variability for purchased power and surplus power sales, natural gas and coal fuel price variability, generation unit forced outage risk and wheeling cost variability). The mechanism apportions increases or decreases in power costs, on a graduated scale, between PSE and its customers.
        The differences between the actual cost of the Company’s gas supplies and gas transportation contracts and that currently allowed by the Washington Commission are deferred and recovered or repaid through the purchased gas adjustment (PGA) mechanism.

NATURAL GAS OFF-SYSTEM SALES AND CAPACITY RELEASE
        The Company contracts for firm gas supplies and holds firm transportation and storage capacity sufficient to meet the expected peak winter demand for gas for space heating by its firm customers. Due to the variability in weather and other factors, however, the Company holds contractual rights to gas supplies and transportation and storage capacity in excess of its immediate requirements to serve firm customers on its distribution system for much of the year which, therefore, are available for third-party gas sales, exchanges and capacity releases. The Company sells excess gas supplies, enters into gas supply exchanges with third parties outside of its distribution area and releases to third parties excess interstate gas pipeline capacity and gas storage rights on a short-term basis to mitigate the costs of firm transportation and storage capacity for its core gas customers. The proceeds, net of transactional costs, from such activities are accounted for as reductions in the cost of purchased gas and passed on to customers through the PGA mechanism, with no direct impact on net income. As a result, the Company does not reflect sales revenue or associated cost of sales for these transactions in its income statement.

ENERGY RISK MANAGEMENT
        The Company’s energy related businesses are exposed to risks related to changes in commodity prices and volumetric changes in its loads and resources. The Company’s energy risk management function manages the Company’s core electric and gas supply portfolios to achieve three primary objectives:

(i)	Ensure that physical energy supplies are available to serve retail customer requirements;
(ii)	Manage portfolio risks to limit undesired impacts on financial results; and
(iii)	Optimize the value of energy supply assets.

        The Company enters into physical and financial instruments for the purpose of hedging commodity price risk. Gains or losses on these derivatives are accounted for pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138. (See Note 17 for further discussion.) The Company has established policies and procedures to manage these risks. A Risk Management Committee separate from the business units that create these risks monitors compliance with policies and procedures. In addition, the Audit Committee of the Company’s Board of Directors has oversight of the Risk Management Committee.

ACCOUNTING FOR DERIVATIVES
        On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138. SFAS No. 133 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. Certain contracts that would otherwise be considered derivatives are exempt from this SFAS if they qualify for a normal purchase and normal sale exception. The Company enters into both physical and financial contracts to manage its energy resource portfolio. The majority of these contracts qualify for the normal purchase and normal sale exception. However, certain of these contracts are derivatives and pursuant to SFAS No. 133 are reported at their fair value in the balance sheet. Changes in their fair value are reported in earnings unless they meet specific hedge accounting criteria, in which case changes in their fair market value are recorded in comprehensive income until the time when the transaction that they are hedging is recorded as income. The Company designates derivative instruments as a qualifying cash flow hedge if the change in the fair value of the derivative is highly effective at offsetting the changes in the fair value of an asset, liability or a forecasted transaction. To the extent that a portion of a derivative designated as a hedge is ineffective, changes in the fair value of the ineffective portion of that derivative are recognized currently in earnings. Finally, changes in the market value of derivative transactions related to obtaining gas for the Company’s retail gas business are deferred as regulatory assets or liabilities as a result of the Company’s PGA mechanism and recorded in earnings as the transactions are executed.

STOCK-BASED COMPENSATION
        The Company has various stock compensation plans, which are described more fully in Note 14. As allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for the plans according to APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The exercise price of stock options granted was the market value of the stock on the date of grant, so no compensation expense was recorded in the income statement for the options. There was, however, compensation expense related to other stock compensation plans. Had the Company used the fair value method of accounting specified by SFAS No. 123, net income and earnings per share would have been as follows:

Years Ended December 31; (Dollars in thousands, except per share)	2002	2001	2000
Income for common stock, as reported	$110,052	$98,426	$184,837
Add: Total stock-based employee compensation expense included in	4,103	1,352	2,553
net income, net of tax
Less: Total stock-based employee compensation expense per the	(3,495)	(2,429)	(1,941)
fair value method of SFAS 123, net of tax

Pro forma income for common stock	$110,660	$97,349	$185,449

Earnings per share:
Basic and diluted as reported	$1.24	$1.14	$2.16
Basic pro forma	$1.25	$1.13	$2.17
Diluted pro forma	$1.25	$1.12	$2.16

DEBT RELATED COSTS
        Debt premium, discount and expenses are amortized over the life of the related debt. The premiums and costs associated with reacquired debt are deferred and amortized over the life of the related new issuance, in accordance with ratemaking treatment.

GOODWILL AND INTANGIBLES (PUGET ENERGY ONLY)
        Goodwill is reviewed annually to determine if any impairment exists. If goodwill is determined to have an impairment, Puget Energy would record in the period of determination an impairment charge to earnings. Intangibles are amortized on a straight-line basis over the expected periods to be benefited. For those acquisitions occurring subsequent to June 30, 2001, there was no amortization of goodwill. For acquisitions made prior to June 30, 2001, goodwill and intangibles were amortized on a straight-line basis over the expected periods to be benefited, up to 30 years through December 31, 2001. The goodwill and intangibles recorded on the balance sheet are the result of InfrastruX acquiring companies during 2000 through 2002.

EARNINGS PER COMMON SHARE (PUGET ENERGY ONLY)
        Basic earnings per common share has been computed based on weighted average common shares outstanding of 88,372,000, 86,445,000, and 85,411,000 for 2002, 2001 and 2000, respectively. Diluted earnings per common share has been computed based on weighted average common shares outstanding of 88,777,000, 86,703,000, and 85,690,000 for 2002, 2001 and 2000 respectively, which includes the dilutive effect of securities related to employee stock-based compensation plans.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
        Rainier Receivables, Inc., is a wholly owned, bankruptcy-remote subsidiary of PSE formed in December 2002 for the purpose of purchasing customers’ accounts receivable, both billed and unbilled, of PSE. Rainier Receivables and PSE have an agreement whereby Rainier Receivables can sell on a revolving basis, up to $150.0 million of those receivables. The current agreement expires in December 2005. Rainier Receivables is obligated to pay fees that approximate the third party purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. At December 31, 2002, there were no borrowings outstanding under the receivable securitization program.

NEW ACCOUNTING PRONOUNCEMENTS
        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 – “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51 – “Consolidated Financial Statements” to certain entities in which equity investors do not have controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. This Interpretation requires that if a business entity has a controlling financial interest in a variable interest entity the financial statements must be included in the consolidated financial statements of the business entity. The adoption of this Interpretation for all interests in variable interest entities created after January 31, 2003 is effective immediately. For variable interest entities created before February 1, 2003, it is effective July 1, 2003. The Company is in the process of determining the impacts of this Interpretation.
        On January 1, 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, Puget Energy ceased amortization of goodwill. During 2001, Puget Energy recorded approximately $2.8 million of goodwill amortization. Puget Energy performed an initial impairment review of goodwill and an annual impairment review thereafter. The initial review was completed during the first half of 2002, which did not result in an impairment charge. Puget Energy then performed its annual impairment review as of October 31, 2002 and determined that its goodwill was not impaired.
        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rules on asset retirement obligations on January 1, 2003. Application of the new rules is not expected to result in a material increase in net property, plant and equipment or expense.

        The Emerging Issues Task Force of the Financial Accounting Standards Board (EITF or Task Force) at its June 2002 meeting came to a consensus on one of three items included in EITF Issue 02-3 “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). The Task Force has agreed that all mark-to-market gains and losses on energy trading contracts whether realized or unrealized will be shown net in the income statement (costs offset against revenues), irrespective of whether the contract is physically settled. The presentation is applicable to financial statements for periods ending after July 15, 2002. The Company performs risk management activities to optimize the value of energy supply and transmission assets and to ensure that physical energy supply is available to meet the customer demand loads. The Company also purchases energy when demand exceeds available supplies in its portfolio; likewise the Company makes sales to other utilities and marketers when surplus energy is available. These transactions are part of the Company’s normal operations to meet retail load. The Company has reclassified all settled transactions that meet the definition of optimization (trading transactions that optimize hydro resources, and purchases and sales between trading points) net in the income statement to conform to the new presentation required under EITF 02-3. The Company previously reported these transactions when settled in a gross manner in the income statement in electric operating revenue and purchased electricity expense. Unrealized gains or losses on derivative instruments that are required to be marked-to-market remain reflected in unrealized (gain) loss on derivative instruments on Puget Energy’s and PSE’s income statement as required by SFAS No. 133. The adoption of EITF 02-3 does not have any impact on the previously reported net income of the Company. The following optimization transactions were recorded in electric operating revenue:

Years Ended December 31; (Dollars in thousands)	2002	2001	2000
Optimization sales	$66,992	$492,447	$133,361
Optimization purchases	64,448	487,431	139,376

Net margin on optimization transactions	$2,544	$5,016	$(6,015)

NOTE 2.
          Utility and Non-Utility Plant

        Utility plant at December 31, 2002 and 2001 included the following:

(Dollars in thousands) At December 31	2002	2001
Electric, gas and common utility plant classified by
prescribed accounts at original cost:
Distribution plant	$3,911,725	$3,736,590
Production plant	1,126,173	1,117,099
Transmission plant	368,959	361,662
General plant	365,409	376,119
Construction work in progress	108,658	123,307
Plant acquisition adjustment	76,623	76,623
Intangible plant (including capitalized software)	260,043	255,619
Underground storage	22,291	21,872
Liquefied natural gas	644	--
Plant held for future use	8,729	8,331
Other	4,807	4,807
Less accumulated provision for depreciation	(2,337,832)	(2,194,048)

Net utility plant	$3,916,229	$3,887,981

        Non-utility plant and intangibles at December 31, 2002 and 2001 included the following:

(Dollars in thousands) At December 31	2002	2001
Non-utility plant	$100,481	$58,318
Intangibles	21,933	18,004
Less accumulated depreciation and amortization	(22,907)	(11,894)

Net non-utility plant and intangibles	$99,507	$64,428

        The non-utility plant is composed primarily of the property, plant and equipment of InfrastruX. The intangibles are composed of patents, contractual customer relationships and other amortizable intangible assets of InfrastruX.

NOTE 3.
          Preferred Stock

	PREFERRED STOCK
	NOT SUBJECT TO MANDATORY REDEMPTION $25 PAR VALUE	SUBJECT TO MANDATORY REDEMPTION $100 PAR VALUE
Shares outstanding December 31, 1999	2,400,000	656,619
Acquired for sinking fund:
2000	--	(75,000)
2001	--	(75,000)
2002	--	(75,000)
Called for redemption or reacquired and canceled:
2000	--	--
2001
2002	--	--
Shares outstanding December 31, 2002	2,400,000	431,619

See “Consolidated Statements of Capitalization” for details on specific series.

        The $25 par value 7.45% Series Preferred stock not subject to mandatory redemption may be redeemed at par on or after November 1, 2003.

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION
        The Company is required to deposit funds annually in a sinking fund sufficient to redeem the following number of shares of each series of preferred stock at $100 per share plus accrued dividends: 4.70% Series and 4.84% Series, 3,000 shares each and 7.75% Series, 37,500 shares. All previous sinking fund requirements have been satisfied. At December 31, 2002, there were 40,689 shares of the 4.70% Series and 24,192 shares of the 4.84% Series acquired by the Company and available for future sinking fund requirements. Upon involuntary liquidation, all preferred shares are entitled to their par value plus accrued dividends.
        The preferred stock subject to mandatory redemption may also be redeemed by the Company at the following redemption prices per share plus accrued dividends: 4.70% Series, $101.00 and 4.84% Series, $102.00. The 7.75% Series may be redeemed by the Company, subject to certain restrictions, at $102.58 per share plus accrued dividends through February 15, 2003, and at per share amounts which decline annually to a price of $100 after February 15, 2007.

COMPANY-OBLIGATED, MANDATORILY REDEEMABLE PREFERRED SECURITIES
        In 1997 and 2001, the Company formed Puget Sound Energy Capital Trust I and Puget Sound Energy Capital Trust II, respectively, for the sole purpose of issuing and selling common and preferred securities (Trust Securities). The proceeds from the sale of Trust Securities were used to purchase Junior Subordinated Debentures (Debentures) from the Company. The Debentures are the sole assets of the Trusts and the Company owns all common securities of the Trusts.
        The Debentures of Trust I and Trust II have an interest rate of 8.231% and 8.40%, respectively, and a stated maturity date of June 1, 2027 and June 30, 2041, respectively. The Trust Securities are subject to mandatory redemption at par on the stated maturity date of the Debentures. The Trust Securities in the Capital Trust I may be redeemed earlier, under certain conditions, at the option of the Company. The Capital Trust II Securities may be redeemed at any time on or after June 30, 2006 at par, under certain conditions, at the option of the Company. Dividends relating to preferred securities are included in interest expense. On February 26, 2003, the Company repurchased 19,750 shares of the 8.231% Trust Securities.

NOTE 4.
          Preferred Share Purchase Right

        On October 23, 2000, the Board of Directors declared a dividend of one preferred share purchase right (a Right) for each outstanding common share of Puget Energy. The dividend was paid on December 29, 2000 to shareholders of record on that date. The Rights will become exercisable only if a person or group acquires 10% or more of Puget Energy’s outstanding common stock or announces a tender offer which, if consummated, would result in ownership by a person or group of 10% or more of the outstanding common stock. Each right will entitle the holder to purchase from Puget Energy one one-hundredth of a share of preferred stock with economic terms similar to that of one share of Puget Energy’s common stock at a purchase price of $65, subject to adjustments. The Rights expire on December 21, 2010, unless earlier redeemed or exchanged by Puget Energy.

NOTE 5.
          Dividend Restrictions

        The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in the Company’s Articles of Incorporation and Mortgage Indentures. Under the most restrictive covenants of PSE, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $202.7 million at December 31, 2002.
        Under the general rate settlement, PSE must rebuild its common equity ratio to at least 39%, with milestones of 34%, 35% and 39% at the end of 2003, 2004 and 2005 respectively. If PSE should fail to meet the schedule, it would be subject to a 2% rate reduction penalty. The common equity ratio for PSE at December 31, 2002 was 36.1%.

NOTE 6.
          Long-Term Debt

FIRST MORTGAGE BONDS AND SENIOR NOTES
AT DECEMBER 31 (Dollars in thousands)

SERIES	DUE	2002	2001	SERIES	DUE	2002	2001
7.07%	2002	$ --	$ 27,000	6.51%	2008	$ 1,000	$ 1,000
7.15%	2002	--	5,000	6.53%	2008	3,500	3,500
7.53%	2002	--	10,000	7.61%	2008	25,000	25,000
7.625%	2002	--	25,000	6.46%	2009	150,000	150,000
7.85%	2002	--	30,000	6.61%	2009	3,000	3,000
7.91%	2002	--	20,000	6.62%	2009	5,000	5,000
6.20%	2003	3,000	3,000	7.12%	2010	7,000	7,000
6.23%	2003	1,500	1,500	7.96%	2010	225,000	225,000
6.24%	2003	1,500	1,500	7.69%	2011	260,000	260,000
6.30%	2003	20,000	20,000	8.20%	2012	30,000	30,000
6.31%	2003	5,000	5,000	8.59%	2012	5,000	5,000
6.40%	2003	11,000	11,000	6.83%	2013	3,000	3,000
7.02%	2003	30,000	30,000	6.90%	2013	10,000	10,000
6.25%	2004	40,000	--	7.35%	2015	10,000	10,000
6.07%	2004	10,000	10,000	7.36%	2015	2,000	2,000
6.10%	2004	8,500	8,500	6.74%	2018	200,000	200,000
7.70%	2004	50,000	50,000	9.57%	2020	25,000	25,000
7.80%	2004	30,000	30,000	8.25%	2022	25,000	25,000
6.92%	2005	11,000	11,000	8.39%	2022	7,000	7,000
6.93%	2005	20,000	20,000	8.40%	2022	3,000	3,000
6.58%	2006	10,000	10,000	7.19%	2023	3,000	3,000
8.06%	2006	46,000	46,000	7.35%	2024	55,000	55,000
8.14%	2006	25,000	25,000	7.15%	2025	15,000	15,000
7.02%	2007	20,000	20,000	7.20%	2025	2,000	2,000
7.75%	2007	100,000	100,000	7.02%	2027	300,000	300,000
7.04%	2007	5,000	5,000	7.00%	2029	100,000	100,000
8.40%	2007	10,000	10,000	Total		$1,932,000	$2,009,000

         In January 2002, the Company issued $40.0 million of First Mortgage Bonds which are due January 2004. In February 2002, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering on a delayed or continuous basis, of up to $500 million of any combination of common stock of Puget Energy, principal amount of Senior Notes secured by a pledge of First Mortgage Bonds, Unsecured Debentures or Trust Preferred Securities. In February 2003, the Company notified investors of its intent to call three series of first mortgage bonds totaling $20 million. The Company will repay the bonds using cash on hand.
        Substantially all utility properties owned by the Company are subject to the lien of the Company’s electric and gas mortgage indentures. To issue additional first mortgage bonds under these indentures, PSE’s earnings available for interest must be at least twice the annual interest charges on outstanding first mortgage bonds. At December 31, 2002, the earnings available for interest were 2.4 times the annual interest charges.

POLLUTION CONTROL BONDS
        The Company has outstanding three series of Pollution Control Bonds. Amounts outstanding were borrowed from the City of Forsyth, Montana (the City). The City obtained the funds from the sale of Customized Pollution Control Refunding Bonds issued to finance pollution control facilities at Colstrip Units 3 and 4.
        Each series of bonds is collateralized by a pledge of PSE’s First Mortgage Bonds, the terms of which match those of the Pollution Control Bonds. No payment is due with respect to the related series of First Mortgage Bonds so long as payment is made on the Pollution Control Bonds.

At December 31 (Dollars in thousands)

SERIES	DUE	2002	2001

1993 Series - 5.875%	2020	$23,460	$23,460
1991 Series - 7.05%	2021	27,500	27,500
1991 Series - 7.25%	2021	23,400	23,400
1992 Series - 6.80%	2022	87,500	87,500

Total		$161,860	$161,860

On February 19, 2003 the Board of Directors approved the refinancing of all Pollution Control Bonds series. It is anticipated that the refinancing of the Pollution Control Bonds will be completed in March or April 2003.

LONG-TERM REVOLVING CREDIT FACILITY (PUGET ENERGY ONLY)
        InfrastruX and its subsidiaries have signed credit agreements with several banks for up to $179.8 million which expire in 2003 and 2004. Under the InfrastruX credit agreement, Puget Energy is the guarantor of $150.0 million of the line of credit. InfrastruX has borrowed $144.0 million at a weighted average interest rate of 3.27%, leaving a balance of $35.8 million available under the lines of credit at December 31, 2002.

LONG-TERM DEBT MATURITIES
        The principal amounts of long-term debt maturities for the next five years and thereafter are as follows:

PUGET ENERGY
(Dollars in thousands)	2003	2004	2005	2006	2007	Thereafter
Maturities of:
Long-term debt	$73,206	$265,848	$31,525	$81,000	$135,000	$1,636,360

PUGET SOUND ENERGY
(Dollars in thousands)	2003	2004	2005	2006	2007	Thereafter
Maturities of:
Long-term debt	$72,000	$138,473	$31,000	$81,000	$135,000	$1,636,360

NOTE 7.
          Liquidity Facilities and Other Financing Arrangements

        At December 31, 2002, PSE had short-term borrowing arrangements that included a $250 million unsecured 364-day line of credit with various banks and a $150 million 3-year receivables securitization program. These agreements replaced a $375 million line of credit, which would have expired on February 13, 2003. The new agreements provide PSE with the ability to borrow at different interest rate options and include variable fee levels. The line of credit allows the Company to make floating rate advances at prime plus a spread and Eurodollar advances at LIBOR plus a spread. The agreement contains “credit sensitive” pricing with various spreads associated with various credit rating levels. The agreement also allows for drawing letters of credit up to $50 million. The receivables securitization program allows the Company to draw against eligible receivables at a rate equal to that of high grade commercial paper.
        In addition, PSE has agreements with several banks to borrow on an uncommitted, as available, basis at money-market rates quoted by the banks. There are no costs, other than interest, for these arrangements. PSE also uses commercial paper to fund its short-term borrowing requirements. The following table presents the liquidity facilities and other financing arrangements at December 31, 2002 and 2001.

(Dollars in thousands) At December 31	2002	2001
Short-term borrowings outstanding:
Commercial paper notes	$ 30,340	$123,168
Bank line of credit borrowings	--	215,000
Puget Energy bank line of credit borrowings	16,955	10,409
Weighted average interest rate	3.21%	2.72%
InfrastruX revolving credit facility[1]	179,750	170,500
PSE credit availability[2]	250,000	375,000
PSE receivable securitization program	150,000	--

        The Company has, on occasion, entered into interest rate swap agreements to reduce the impact of changes in interest rates on portions of its floating-rate debt. There were no such agreements outstanding at December 31, 2002 and 2001.

NOTE 8.
            Estimated Fair Value of Financial Instruments

             The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001:

	2002	2002	2001	2001
	CARRYING	FAIR	CARRYING	FAIR
(Dollars in millions)	AMOUNT	VALUE	AMOUNT	VALUE

Financial assets:
Cash	$ 176.7	$ 176.7	$ 92.3	$ 92.3
Restricted cash	18.9	18.9	--	--
Equity securities[3]	10.4	10.4	12.8	12.8
Notes receivable and other	41.5	41.5	40.0	40.0
Energy derivatives	13.6	13.6	6.6	6.6
Financial liabilities:
Short-term debt	47.3	47.3	348.6	348.6
Preferred stock subject to mandatory redemption	43.2	42.4	50.7	49.3
Corporation obligated, mandatorily redeemable	300.0	303.1	300.0	301.8
preferred securities of subsidiary trust holding
solely junior subordinated debentures of the
corporation
Long-term debt[4]	2,223.0	2,381.8	2,246.7	2,131.2
Energy derivatives	2.4	2.4	35.2	35.2

        The fair value of outstanding bonds including current maturities is estimated based on quoted market prices.
        The preferred stock subject to mandatory redemption and corporation obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the corporation is estimated based on dealer quotes.

[1]

The revolving credit facility requires InfrastruX and its subsidiaries to maintain certain financial covenants, including requirements to maintain certain levels of net worth and debt coverage. The agreement also places certain restrictions on expenditures, other indebtedness and executive compensation.

[2]

Provides liquidity support for PSE's outstanding commercial paper in the amount of $30.3 million and $338.2 million for 2002 and 2001, respectively, effectively reducing the available borrowing capacity under these credit lines to $219.7 million and $36.8 million, respectively.

[3]

The 2002 and 2001 carrying amount includes an adjustment of $2.4 million and $4.5 million, respectively, to report the available-for-sale securities at market value. This amount (or unrealized gain) has been included as a component of other comprehensive income net of deferred taxes of $0.8 million and $1.6 million for 2002 and 2001, respectively.

[4]	PSE's carrying and fair value of long-term debt for 2002 was $2,093.9 million and $2,252.7 million, respectively.

        The carrying value of short-term debt and notes receivable are considered to be a reasonable estimate of fair value. The carrying amount of cash, which includes temporary investments with original maturities of three months or less, is also considered to be a reasonable estimate of fair value.
        Derivative instruments have been used by the Company on a limited basis and are recorded at fair value. The Company has a policy that financial derivatives are to be used only to mitigate business risk.

NOTE 9.
             Supplementary Income Statement Information

(Dollars in thousands)	PUGET ENERGY 2002	PSE 2002	PUGET ENERGY 2001	PSE 2001	PUGET ENERGY AND PSE 2000
Taxes other than income taxes:
Real estate and personal property	$ 48,890	$ 48,408	$ 41,858	$ 41,588	$ 47,357
State business	77,527	77,527	85,335	84,735	83,485
Municipal and occupational	67,770	67,770	71,819	71,819	65,155
Other	37,029	24,463	33,431	29,084	30,073

Total taxes other than income taxes	$231,216	$218,168	$232,443	$227,226	$226,070

Charged to:
Operating expense	$215,429	$202,381	$212,582	$207,365	$202,398
Other accounts, including construction work in progress	15,787	15,787	19,861	19,861	23,672

Total taxes other than income taxes	$231,216	$218,168	$232,443	$227,226	$226,070

NOTE 10.
             Leases

        All of PSE’s leases are operating leases. Certain leases contain purchase options, renewal and escalation provisions.
        Operating and capital lease payments net of sublease receipts were:

(Dollars in thousands)	PUGET ENERGY		PSE
At December 31	Operating	Capital	Operating
2002	$26,368	$2,486	$20,176
2001	25,373	1,966	20,135
2000	18,239	653	18,239

        Payments received for the sublease of properties were approximately $2.6 million, $2.5 million, and $2.4 million for the years ended December 31, 2002, 2001, and 2000, respectively.
        Future minimum lease payments for non-cancelable leases net of sublease receipts are:

(Dollars in thousands)	PUGET ENERGY		PSE
At December 31	Operating	Capital	Operating
2003	$18,208	$2,040	$12,644
2004	14,694	1,774	10,404
2005	9,065	1,441	6,446
2006	7,604	1,335	6,502
2007	6,998	821	6,468
Thereafter	9,497	925	9,350
Total minimum lease payments	$66,066	$8,336	$51,814

        Future minimum sublease receipts for non-cancelable subleases are $1 million for 2003.

NOTE 11.
             Income Taxes

        The details of income taxes are as follows:

(Dollars in thousands)	PUGET ENERGY 2002	PSE 2002	PUGET ENERGY 2001	PSE 2001	PUGET ENERGY AND PSE 2000
Charged to operating expense:
Current - federal	$(84,149)	$(81,839)	$58,749	$58,331	$128,138
Current - state	(774)	(548)	1,347	1,232	832
Deferred - net federal	144,230	135,884	19,945	18,040	1,557
Deferred- net state	614	--	485	--	--
Deferred investment tax credits	(661)	(661)	(688)	(688)	(704)

Total charged to operations	59,260	52,836	79,838	76,915	129,823

Charged to miscellaneous income:
Current	(3,276)	(3,406)	6,272	6,272	7,843
Deferred - net	1,228	1,228	(2,259)	(2,259)	(10,150)

Total charged to miscellaneous income	(2,048)	(2,178)	4,013	4,013	(2,307)

Cumulative effect of accounting change	--	--	(7,942)	(7,942)	--

Total income taxes	$57,212	$50,658	$75,909	$72,986	$127,516

        The following is a reconciliation of the difference between the amount of income taxes computed by multiplying pre-tax book income by the statutory tax rate and the amount of income taxes in the Consolidated Statements of Income for the Company:

(Dollars in thousands)	PUGET ENERGY 2002	PSE 2002	PUGET ENERGY 2001	PSE 2001	PUGET ENERGY AND PSE 2000
Income taxes at the statutory rate	$61,587	$55,862	$63,962	$62,079	$112,471

Increase (decrease):
Depreciation expense deducted in the
financial statements in excess of tax
depreciation, net of depreciation
treated as a temporary difference	10,041	10,041	11,726	11,726	10,807
AFUDC included in income in the financial
statements but excluded from taxable income	(1,387)	(1,387)	(2,126)	(2,126)	(3,274)
Accelerated benefit on early retirement
of depreciable assets	(1,469)	(1,469)	(319)	(319)	(834)
Investment tax credit amortization	(661)	(661)	(689)	(689)	(704)
Energy conservation expenditures - net	6,259	6,259	6,859	6,859	10,634
Tax benefit of reduced salvage values	(10,193)	(10,193)	--	--	--
State income taxes net of the federal income tax benefit	(104)	(356)	1,191	801	541
Other - net	(6,861)	(7,438)	(4,695)	(5,345)	(2,125)

Total income taxes	$57,212	$50,658	$75,909	$72,986	$127,516

Effective tax rate	32.5%	31.7%	41.5%	41.1%	39.7%

         The following are the principal components of income taxes as reported:

(Dollars in thousands)	PUGET ENERGY 2002	PSE 2002	PUGET ENERGY 2001	PSE 2001	PUGET ENERGY AND PSE 2000
Current income taxes - federal	$(87,425)	$(85,245)	$65,021	$64,603	$135,981
Current income taxes - state	(774)	(548)	1,347	1,232	832

Deferred income taxes:
Conservation tax settlement	--	--	963	963	1,776
Deferred FAS-133	4,064	4,064	(4,028)	(4,028)	--
Cabot preferred stock sale	--	--	--	--	(10,635)
Deferred taxes related to insurance reserves	(1,662)	(1,662)	(1,225)	(1,225)	(384)
Residential Purchase and Sale Agreement - net	--	--	3,390	3,390	2,226
Normalized tax benefits of the
accelerated cost recovery system	29,197	29,197	11,423	11,423	10,931
Energy conservation program	(96)	(96)	(1,337)	(1,337)	(1,666)
Environmental remediation	1,392	1,392	1,326	1,326	721
WNP 3 tax settlement	(1,126)	(1,126)	(1,126)	(1,126)	(1,126)
Demand charges	(8)	(8)	(98)	(98)	(79)
Deferred revenue	612	612	(5,904)	(5,904)	--
Software amortization	35,373	35,373	--	--	--
Capitalized overhead costs deducted for tax purposes	72,220	72,220	--	--	--
Allowance for doubtful accounts	--	--	--	--	(13,821)
Other	6,106	(2,854)	6,845	4,455	3,464

Total deferred income taxes	146,072	137,112	10,229	7,839	(8,593)

Deferred investment tax credits -
net of amortization	(661)	(661)	(688)	(688)	(704)

Total income taxes	$57,212	$50,658	$75,909	$72,986	$127,516

        The Company’s deferred tax liability at December 31, 2002 and 2001 is comprised of amounts related to the following types of temporary differences:

(Dollars in thousands)	PUGET ENERGY 2002	PSE 2002	PUGET ENERGY 2001	PSE 2001
Utility plant	$578,137	$578,137	$570,982	$570,982
Energy conservation charges	16,473	16,473	23,782	23,782
Contributions in aid of construction	(44,770)	(44,770)	(36,044)	(36,044)
Bonneville Exchange Power	15,537	15,537	17,897	17,897
Cabot gas contract purchase	4,157	4,157	4,477	4,477
Deferred revenue	(5,292)	(5,292)	(5,904)	(5,904)
Software amortization	41,408	41,408	--	--
Capitalized overhead costs	72,220	72,220	--	--
Other	52,805	37,709	30,125	25,811

Total	$730,675	$715,579	$605,315	$601,001

        Puget Energy’s totals of $730.7 million and $605.3 million for 2002 and 2001 consist of deferred tax liabilities of $841.7 million and $713.8 million net of deferred tax assets of $111.0 million and $108.5 million, respectively.
        PSE’s totals of $715.6 million and $601.0 million for 2002 and 2001 consist of deferred tax liabilities of $824.2 million and $707.4 million net of deferred tax assets of $108.6 million and $106.4 million, respectively.
        Deferred tax amounts shown above result from temporary differences for tax and financial statement purposes. Deferred tax provisions are not recorded in the income statement for certain temporary differences between tax and financial statement purposes because they are not allowed for ratemaking purposes.
        The Company calculates its deferred tax assets and liabilities under SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires recording deferred tax balances, at the currently enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, including temporary differences for which no deferred taxes had been previously provided because of use of flow-through tax accounting for ratemaking purposes. Because of prior and expected future ratemaking treatment for temporary differences for which flow-through tax accounting has been utilized, a regulatory asset for income taxes recoverable through future rates related to those differences has also been established by PSE. At December 31, 2002, the balance of this asset was $167.1 million.

NOTE 12.
             Retirement Benefits

        The Company has a defined benefit pension plan covering substantially all of its utility employees. Benefits are a function of both age and salary. Additionally, Puget Energy maintains a non-qualified supplemental retirement plan for officers and certain director-level employees.
        In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. These benefits are provided principally through an insurance company whose premiums are based on the benefits paid during the year.

	PENSION BENEFITS		OTHER BENEFITS
(Dollars in thousands)	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$400,461	$366,482	$29,115	$27,568
Service cost	8,474	9,862	168	243
Interest cost	25,858	26,734	1,930	2,022
Amendments[1]	3,073	3,984	3,493	--
Actuarial loss	2,055	15,417	(419)	1,101
Plan curtailment[2]	(9,518)	--	(553)	--
Special adjustments[2]	10,872	--	--	--
Benefits paid	(71,583)	(22,018)	(2,041)	(1,819)

Benefit obligation at end of year	$369,692	$400,461	$31,693	$29,115

Change in plan assets:
Fair value of plan assets at beginning of year	$443,512	$496,468	$15,978	$15,661
Actual return on plan assets	(40,849)	(32,025)	650	595
Employer contribution	12,880	1,087	1,573	1,541
Benefits paid	(71,583)	(22,018)	(2,041)	(1,819)

Fair value of plan assets at end of year	$343,960	$443,512	$16,160	$15,978

Funded status	$(25,732)	$43,051	$(15,533)	$(13,137)
Unrecognized actuarial gain	66,784	(27,035)	(1,878)	(1,944)
Unrecognized prior service cost	18,228	20,250	3,021	(361)
Unrecognized net initial (asset)/obligation	(2,371)	(3,873)	4,201	6,894

Net amount recognized	$56,909	$32,393	$(10,189)	$(8,548)

Amounts recognized on statement of
financial position consist of:
Prepaid benefit cost	$73,361	$54,335	$(10,189)	$(8,548)
Accrued benefit liability	(34,253)	(37,002)	--	--
Intangible asset	10,555	9,912	--	--
Accumulated other comprehensive income	7,246	5,148	--	--

Net amount recognized	$56,909	$32,393	$(10,189)	$(8,548)

        In accounting for pension and other benefits costs under the plans, the following weighted average actuarial assumptions were used:

	PENSION BENEFITS			OTHER BENEFITS
	2002	2001	2000	2002	2001	2000
Discount rate	6.75%	7.25%	7.5%	6.75%	7.25%	7.5%
Return on plan assets	8.25%	9.50%	9.75%	6-7.00%	6-8.25%	6-8.5%
Rate of compensation increase	4.50%	5.0%	5.0%	--	--	--
Medical trend rate	--	--	--	10.00%	6.5%	7.0%

[1]

In 2002, the Company had $3.1 million in pension benefits plan amendments due to changes in employment contracts, the addition of new entrants to the plan and the vesting of certain nonvested participants who were affected by the transition of service jobs to service providers. The Company had $3.5 million in other benefits plan amendments due to an increase in the Company's contribution to the retiree medical plan.

[2]

In 2002, the Company had a $9.5 million curtailment credit and $9.2 million in special adjustments to the pension benefit plan related to the transition of service jobs to service providers. The Company also had a $1.7 million special adjustment to the pension benefit plan related to the non-qualified pension benefit plan required to reflect the special benefit agreement given upon termination of a plan participant.

	PENSION BENEFITS			OTHER BENEFITS
(Dollars in thousands)	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$8,474	$9,862	$9,005	$168	$243	$224
Interest cost	25,858	26,734	25,500	1,930	2,022	1,965
Expected return on plan assets	(43,032)	(46,222)	(42,280)	(906)	(947)	(892)
Amortization of prior service cost	2,990	2,960	2,884	90	(34)	(34)
Recognized net actuarial gain	(5,120)	(7,570)	(6,851)	(229)	(109)	(195)
Amortization of transition
(asset)/obligation	(1,136)	(1,230)	(1,230)	470	627	627
Plan curtailment	(1,353)	--	--	1,691	--	--
Special recognition of prior service costs	1,683	108	77	--	--	--

Net pension benefit cost (income)	$(11,636)	$(15,358)	$(12,895)	$3,214	$1,802	$1,695

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-qualified pension plan, which has accumulated benefit obligations in excess of plan assets, were $39.4 million, $34.2 million, and $0, respectively, as of December 31, 2002. For the qualified pension plan the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $330.3 million, $310.1 million, and $344.0 million, respectively as of December 31, 2002.
        The assumed medical inflation rate is 10.0% in 2003 decreasing 1.0% per year to 6.0%. A 1% change in the assumed medical inflation rate would have the following effects:

	2002		2001
	1%	1%	1%	1%
(Dollars in thousands)	INCREASE	DECREASE	INCREASE	DECREASE

Effect on service and interest cost components	$580	$(515)	$625	$(558)
Effect on post retirement benefit obligation	36	(32)	47	(42)

NOTE 13.
             Employee Investment Plans and Employee Stock Purchase Plan

        The Company has qualified Employee Investment Plans under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options.
        Puget Energy’s contributions to the Employee Investment Plans were $6.9 million, $8.0 million, and $7.2 million for the years 2002, 2001 and 2000, respectively.
        PSE’s contributions to the Employee Investment Plan were $6.1 million, $6.8 million, and $7.2 million for the years 2002, 2001 and 2000, respectively. The Employee Investment Plan eligibility requirements are set forth in the plan documents.
        The Company also has an Employee Stock Purchase Plan which was approved by shareholders on May 19, 1997, and commenced July 1, 1997, under which options are granted to eligible employees who elect to participate in the plan on January 1st and July 1st of each year. Participants are allowed to exercise those options six months later to the extent of payroll deductions or cash payments accumulated during that six-month period. The option price under the plan during 2002 was 85% of either the fair market value of the common stock at the grant date or the fair market value at the exercise date, whichever was less. Prior to 2002 the Company purchased stock for the plan on the open market. Starting with the purchase rights accumulated under the July 1, 2002 grant the Company began issuing rather than purchasing stock. The Company’s contributions to the plan were $0.1 million, $0.1 million and $0.3 million for 2002, 2001 and 2000, respectively.

NOTE 14.
             Stock-based Compensation Plans

        The Company has various stock compensation plans accounted for according to APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Total compensation expense related to the plans was $6.3 million, $2.1 million and $3.9 million in 2002, 2001 and 2000 respectively.
        The Company’s shareholder approved Long-Term Incentive Plan (LTI Plan) encompasses many of the awards granted to employees. Established in 1995 and amended and restated in 1997, the LTI Plan applies to officers and key employees of the Company. Awards granted under this plan include stock awards, performance awards, or other stock-based awards as defined by the plan. Any shares awarded are purchased on the open market. The maximum number of shares that may be purchased for the LTI Plan is 1,200,000.

PERFORMANCE SHARE GRANTS
        Each year the Company awards performance share grants under the LTI Plan. These are granted to key employees and vest at the end of four years with the final number of shares awarded depending on a performance measure. The Company records compensation expense related to the shares based on the performance measure and changes in the market price of the stock. Compensation expense related to performance share grants was $5.5 million, $2.3 million and $3.2 million for 2002, 2001 and 2000, respectively. The fair value of the performance awards granted in 2002, 2001 and 2000 is $14.82, $17.86 and $14.19 respectively. 247,184 performance awards were granted in 2002, 183,881 in 2001 and 204,044 in 2000. As of December 31, 2002, there are four grant cycles active for a total of 571,719 share grants outstanding although they may not all be awarded.

STOCK OPTIONS
        In 2002, Puget Energy’s Board of Directors granted 40,000 stock options under the LTI Plan and an additional 260,000 options outside of the LTI Plan for a total of 300,000 non-qualified stock options to the new president and chief executive officer. These options were awarded at the grant date market price of $22.51 and vest yearly over four and five years although vesting is accelerated under certain conditions. The options expire 10 years from the grant date. As of December 31, 2002, no options were exercisable. The grant date fair value of the options is $3.37. Following the intrinsic value method of APB 25, no compensation expense was recorded for these options.

RESTRICTED STOCK
        In 2002, the Company granted 30,000 shares of restricted stock under the LTI Plan to be purchased on the open market. The shares vest monthly with all of the shares vested by December 2003. The Company also issued 50,000 shares of restricted stock outside of the LTI Plan as approved by the Puget Energy Board of Directors. These shares were recorded as a separate component of stockholders equity and vest at the rate of 20% per year. Compensation expense related to the restricted shares was $0.5 million in 2002. No restricted shares were issued in 2001 and 2000. Dividends are paid on all outstanding restricted stock and are accounted for as a Puget Energy stock dividend, not as compensation expense. At December 31, 2002 the weighted average grant date fair value for all outstanding shares of restricted stock was $21.94.

EMPLOYEE STOCK PURCHASE PLAN
        The Company has a shareholder-approved Employee Stock Purchase Plan (ESPP) open to all employees. Offerings occur at six month intervals at the end of which the participating employees receive shares for 85% of the lower of the stock’s fair market price at the beginning or the end of the six month period. A maximum of 500,000 shares may be sold to employees under the plan. The Company purchased shares for the plan on the open market up until the most recent offering at which time common stock was issued rather than purchased. The Company currently plans to issue common stock for the ESPP. In 2002, 19,407 shares were purchased for the plan and 18,252 shares were issued. 45,659 shares and 48,513 shares were purchased in 2001 and 2000 respectively. At December 31, 2002 298,602 shares may still be sold to employees under the plan. Dividends are paid on purchased shares and are accounted for as a Puget Energy stock dividend, not as compensation expense. The weighted average fair value of the purchase rights granted in 2002, 2001 and 2000 was $4.19, $4.35 and $3.90 respectively.

INFRASTRUX STOCK OPTION PLAN
        The InfrastruX stock option plan, established in 2000, has 3,862,500 shares authorized to be granted to officers, key employees and non-employee directors of InfrastruX. The options generally vest within four years and expire 10 years from the grant date. No options were granted under the InfrastruX plan in 2000. The following summarizes InfrastruX option information for 2002 and 2001:

	2002		2001
	Shares (in thousands)	Weighted- Average Exercise Price	Shares (in thousands)	Weighted- Average Exercise Price
Outstanding at beginning of year	1,995	$4.05	--	--
Granted	725	5.00	2,043	$4.05
Exercised	--	--	--	--
Canceled	(77)	4.09	(48)	4.00
Outstanding at end of year	2,643	$4.31	1,995	$4.05
Options exercisable at year end	802	$4.02	791	$4.00
Weighted-average fair value of
options granted during the year	$2.23		$1.60

The following summarizes InfrastruX outstanding option information at December 31, 2002:

	Shares Outstanding (in thousands	Weighted- Average Contractual Life (in years)	Weighted- Average Exercise Price
Exercise Prices
$4.00	1,828	9.12	$4.00
$5.00	815	9.31	5.00
	2,643	9.18	$4.31

        Stock options awarded under the InfrastruX plan were generally granted at the market price on the date of grant although some options have been granted at a discount requiring InfrastruX to record compensation expense. A total of $0.1 million in compensation expense related to stock options was recorded in 2002.

NON-EMPLOYEE DIRECTOR STOCK PLAN
        The Company has a director stock plan created in 1998 for all non-employee directors of Puget Energy/PSE. Under the plan non-employee directors receive part of their quarterly retainer in Company stock and may receive their entire retainer in Company stock if they choose. The compensation expense related to the director stock plan was $0.2 million, $0.1 million and $0.3 million in 2002, 2001, and 2000, respectively. The Company purchases stock for this plan on the open market up to a maximum of 100,000 shares. As of December 31, 2002, 6,916 shares have been purchased for the director stock plan and 36,117 deferred, for a total of 43,033 shares.

OTHER PLANS
        In addition to current stock compensation plans, the Company also has outstanding shares related to two plans that were in effect prior to the 1997 merger between Puget Sound Power and Light (PSP&L) and Washington Energy Company (WECO). There are 30,800 vested, unexercised stock appreciation rights from the PSP&L Incentive Plan Awards granted to executives of PSP&L. These were granted in 1993 and 1994 for $27.63 and $20.75, respectively, and expire 10 years after the grant date. There are also 17,960 vested, unexercised options from the WECO Incentive Stock Option Plan granted to key employees of WECO. The options were granted between 1993 and 1996 for prices ranging from $15.55 to $23.11 and expire 10 years from the date of grant. These are generally paid out as stock appreciation rights at the discretion of the grantees. The Company records compensation expense each quarter related to the PSP&L and WECO shares as the difference between the exercise price and the current market price. Compensation expense related to the WECO plan was near $0 in 2002, $(0.2) million in 2001 and $0.2 million in 2000. Compensation expense related to the PSP&L plan was near $0 in 2002, $(0.1) million in 2001, and $0.2 million in 2000.
        The Company used the Black-Scholes option pricing model to determine the fair value of certain stock based awards to employees. The following assumptions were used for awards granted in 2002, 2001 and 2000:

	2002	2001	2000
Stock Options
Risk-free interest rate	4.32%	--	--
Expected lives - years	4.50	--	--
Expected stock volatility	23.62%	--	--
Dividend yield	5.00%	--	--

InfrastruX Stock Option Plan
Risk-free interest rate	4.05%	4.87%	--
Expected lives - years	4.00	4.00	--
Expected stock volatility	60.00%	50.00%	--

Performance Awards
Risk-free interest rate	4.00%	4.99%	6.66%
Expected lives - years	4.00	4.00	4.00
Expected stock volatility	23.71%	20.76%	18.59%
Dividend yield	8.85%	7.67%	9.14%

Employee Stock Purchase Plan
Risk-free interest rate	1.65%	4.26%	5.59%
Expected lives - years	0.50	0.50	0.50
Expected stock volatility	26.97%	19.04%	22.73%
Dividend yield	5.81%	7.72%	8.98%

NOTE 15.
             Other Investments

        In March 1998, the Company entered into an agreement with Schlumberger North America (Schlumberger) (formerly known as CellNet Data Services Inc.), under which the Company would lend Schlumberger up to $35 million in the form of multiple draws so that Schlumberger could finance an Automated Meter Reading (AMR) network system to be deployed in the Company’s service territory. In September 1999, the Company announced it was expanding its AMR network system from 800,000 meters to 1,325,000 meters and as a result increased the authorized loan amount to $72 million. As of December 31, 2000, the outstanding loan balance was $51.9 million. In August 2001, Schlumberger paid off its outstanding loan balance of $64.1 million.

NOTE 16.
             Commitments and Contingencies

COMMITMENTS – ELECTRIC
        For the twelve months ended December 31, 2002, approximately 22.5% of the Company’s energy output was obtained at an average cost of approximately 13.96 mills per kWh through long-term contracts with several of the Washington Public Utility Districts (PUDs) owning hydroelectric projects on the Columbia River.

        The purchase of power from the Columbia River projects is on a “cost-of-service” basis under which the Company pays a proportionate share of the annual cost of each project in direct proportion to the amount of power annually purchased by the Company from such project. Such payments are not contingent upon the projects being operable. These projects are financed through substantially level debt service payments, and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements or license requirements. The Company’s share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the lives of the contracts.
        As of December 31, 2002, the Company was entitled to purchase portions of the power output of the PUDs’ projects as set forth in the following tabulation:

			BONDS OUTSTANDING	COMPANY'S ANNUAL AMOUNT PURCHASABLE (APPROXIMATE)
PROJECT	CONTRACT[1] EXP. DATE	LICENSE[2] EXP. DATE	12/31/02[3] (MILLIONS)	% OF OUTPUT	MEGAWATT CAPACITY	COSTS[4] (MILLIONS)

Rock Island
Original units	2012	2029	$ 102.4	50.0	455	$ 43.3
Additional units	2012	2029	333.7	85.0
Rocky Reach	2011	2006	408.9	38.9	505	26.2
Wells	2018	2012	165.5	31.3	261	9.8
Priest Rapids	2005	2005	150.4	8.0	72	2.3
Wanapum	2009	2005	136.2	10.8	98	4.1

Total			$ 1,297.1		1,391	$ 85.7

        The Company’s estimated payments for power purchases from the Columbia River are $92.7 million for 2003, $82.6 million for 2004, $78.9 million for 2005, $76.5 million for 2006, $79.3 million for 2007 and in the aggregate, $377.9 million thereafter through 2018.
        The Company also has numerous long-term firm purchased power contracts with other utilities in the region. The Company is generally not obligated to make payments under these contracts unless power is delivered. The Company’s estimated payments for firm power purchases from other utilities, excluding the Columbia River projects, are $124.0 million for 2003, $75.5 million for 2004, $76.3 million for 2005, $77.9 million for 2006, $80.6 million for 2007 and in the aggregate, $500.3 million thereafter through 2037. These contracts have varying terms and may include escalation and termination provisions.

[1]

On December 28, 2001, PSE signed a contract offer for new contracts for the Priest Rapids and Wanapum Developments. On April 12, 2002, PSE signed amendments to those agreements which are technical clarifications of certain sections of the agreements. Under the terms of these contracts, PSE will continue to obtain capacity and energy for the term of any new FERC license to be obtained by Grant County PUD. The new contracts begin in November of 2005 for the Priest Rapids Development and in November of 2009 for the Wanapum Development. Unlike the current contracts, in the new contracts PSE's share of power from developments declines over time as Grant County PUD's load increases. On March 8, 2002, the Yakama Nation filed a complaint with FERC which alleged that Grant County's new contracts unreasonably restrain trade and violate various sections of the Federal Power Act and Public Law 83-544. On November 21, 2002, FERC dismissed the complaint while agreeing that certain aspects of the complaint had merit. As a result, they have ordered Grant County PUD to remove specific Sections of the contract which constrain the parties to the Grant County PUD contracts from competing with Grant County PUD for a new license. A rehearing has been requested.

[2]

The Company is unable to predict whether the licenses under the Federal Power Act will be renewed to the current licensees. FERC has issued orders for the Rocky Reach, Wells and Priest Rapids/Wanapum projects under Section 22 of the Federal Power Act, which affirm the Company's contractual rights to receive power under existing terms and conditions even if a new licensee is granted a license prior to expiration of the contract term.

[3]

The contracts for purchases initially were generally coextensive with the term of the PUD bonds associated with the project. Under the terms of some financings and refinancings, however, long-term bonds were sold to finance certain assets whose estimated useful lives extend beyond the expiration date of the power sales contracts. Of the total outstanding bonds sold for each project, the percentage of principal amount of bonds which mature beyond the contract expiration date are: 41.7% at Rock Island; 55.1% at Rocky Reach; 89.7% at Priest Rapids; 67.9% at Wanapum; and 5.7% at Wells.

[4]

The components of 2002 costs associated with the interest portion of debt service are: Rock Island, $21.1 million for all units; Rocky Reach, $8.0 million; Wells, $2.6 million; Priest Rapids, $0.7 million; and Wanapum, $0.8 million.

        As required by the federal Public Utility Regulatory Policies Act (PURPA), PSE entered into long-term firm purchased power contracts with non-utility generators. The Company purchases the net electrical output of four significant projects at fixed and annually escalating prices, which were intended to approximate the Company’s avoided cost of new generation projected at the time these agreements were made. The Company’s estimated payments under these contracts are $202.7 million for 2003, $215.0 million for 2004, $220.3 million for 2005, $227.6 million for 2006, $210.4 million for 2007 and in the aggregate, $946.5 million thereafter through 2012.
        The following table summarizes the Company’s estimated obligations for future power purchases:

(Dollars in millions)	2003	2004	2005	2006	2007	2008 AND THERE- AFTER	TOTAL

Columbia River Projects	$92.7	$82.6	$78.9	$76.5	$79.3	$377.9	$787.9
Other utilities	124.0	75.5	76.3	77.9	80.6	500.3	934.6
Non-utility generators	202.7	215.0	220.3	227.6	210.4	946.5	2,022.5

Total	$419.4	$373.1	$375.5	$382.0	$370.3	$1,824.7	$3,745.0

        Total purchased power contracts provided the Company with approximately 12.1 million, 11.9 million and 15.1 million MWh of firm energy at a cost of approximately $466.1 million, $496.3 million, and $506.5 million for the years 2002, 2001 and 2000, respectively.
        As part of its electric operations and in connection with the 1997 restructuring of the Tenaska Power Purchase Agreement, PSE is obligated to deliver to Tenaska up to 48,000 MMBtu per day of natural gas for operation of Tenaska’s cogeneration facility. This obligation continues for the remaining term of the agreement, provided that no deliveries are required during the month of May. The price paid by Tenaska for this gas is reflective of the daily price of gas at the United States/Canada border near Sumas, Washington.
        The following table indicates the Company’s percentage ownership and the extent of the Company’s investment in jointly-owned generating plants in service at December 31, 2002:

			COMPANY'S SHARE
(Dollars in millions)	ENERGY SOURCE (FUEL)	COMPANY'S OWNERSHIP SHARE	PLANT IN SERVICE AT COST	ACCUMULATED DEPRECIATION
Colstrip 1 and 2	Coal	50%	$ 201	$ 128
Colstrip 3 and 4	Coal	25%	458	226

        Financing for a participant’s ownership share in the projects is provided for by such participant. The Company’s share of related operating and maintenance expenses is included in corresponding accounts in the Consolidated Statements of Income.
        As part of its electric operations and in connection with the 1999 buy-out of the Cabot gas supply contract, PSE is obligated to deliver to Encogen up to 21,800 MMBtu per day of natural gas for operation of the Encogen cogeneration facility. This obligation continues for the remaining term of the original Cabot agreement. The Company entered into a financial arrangement to hedge a portion of future gas supply costs associated with this obligation, 10,000 MMBtu per day, for the remaining term of the agreement. The Company has a maximum financial obligation under this hedge agreement of $8.1 million in 2002, $8.2 million in 2003, $8.5 million in 2004, $8.7 million in 2005, $8.9 million in 2006 and $13.9 million thereafter. Depending on actual market prices, these costs will be partially, or perhaps entirely, offset by floating price payments received under the hedge arrangement. Encogen has two gas supply agreements that comprise 40% of the plant’s requirements with remaining terms of 6.5 years. The obligations under these contracts are $12.8 million in 2002, $13.5 million in 2003, $14.2 million in 2004, $14.9 million in 2005, $15.6 million in 2006 and $25.0 million in the aggregate thereafter.
        PSE enters into short-term energy supply contracts to meet its core customer needs. These contracts are classified as normal purchases and sales in accordance with SFAS No. 133. Commitments under these contracts for 2003 and 2004 total $47.2 million and $1.8 million, respectively.

GAS SUPPLY
        The Company has also entered into various firm supply, transportation and storage service contracts in order to assure adequate availability of gas supply for its firm customers. Many of these contracts, which have remaining terms from less than 1 year to 21 years, provide that the Company must pay a fixed demand charge each month, regardless of actual usage. Certain of PSE’s firm gas supply agreements also obligate the Company to purchase a minimum annual quantity at market-based contract prices. Generally, if the minimum volumes are not purchased and taken during the year, the Company is obligated to either: 1) pay a monthly or annual gas inventory charge calculated as a percentage of the then-current contract commodity price times the minimum quantity not taken; or 2) pay for gas not taken. Alternatively, under some of the contracts, the supplier may exercise a right to reduce its subsequent obligation to provide firm gas to the Company. The Company incurred demand charges in 2002 for firm gas supply, firm transportation service and firm storage and peaking service of $27.4 million, $49.0 million and $6.4 million, respectively. WNG Cap I incurred demand charges in 2002 for firm transportation service of $9.4 million.
        The following tables summarize the Company’s obligations for future demand charges through the primary terms of its existing contracts and the minimum annual take requirements under the gas supply agreements. The quantified obligations are based on current contract prices and FERC authorized rates, which are subject to change.

DEMAND CHARGE OBLIGATIONS

(Dollars in millions)	2003	2004	2005	2006	2007	2008 AND THERE-AFTER	TOTAL

Firm gas supply	$20.6	$12.5	$1.1	$1.1	$1.2	$2.8	$39.3
Firm transportation service	54.6	44.7	11.6	11.6	11.6	82.1	216.2
Firm storage service	7.2	8.6	7.7	7.7	7.7	55.9	94.8

Total	$82.4	$65.8	$20.4	$20.4	$20.5	$140.8	$350.3

MINIMUM ANNUAL TAKE OBLIGATIONS
(Therms in thousands)	2003	2004	2005	2006	2007	2008 AND THERE- AFTER	TOTAL

Firm gas supply	671,675	228,820	1,013	--	--	--	901,508

        The Company believes that all demand charges will be recoverable in rates charged to its customers. Further, pursuant to implementation of FERC Order No. 636, the Company has the right to resell or release to others any of its unutilized gas supply or transportation and storage capacity.
        The Company does not anticipate any difficulty in achieving the minimum annual take obligations shown, as such volumes represent approximately 64% of expected annual sales for 2003 and less than 11% of expected sales in subsequent years.
        The Company’s current firm gas supply contracts obligate the suppliers to provide, in the aggregate, annual volumes up to those shown below:

MAXIMUM SUPPLY AVAILABLE UNDER CURRENT FIRM SUPPLY CONTRACTS
(Therms in thousands)	2003	2004	2005	2006	2007	2008 AND THERE- AFTER	TOTAL

Firm gas supply	719,821	264,035	7,013	6,000	6,000	24,000	1,026,869

SERVICE CONTRACT
        On August 30, 2001, PSE and Alliance Data Systems Corp. announced a contract under which Alliance Data will provide data processing and billing services for PSE. In providing services to PSE under the 10-year agreement, Alliance Data will use ConsumerLinX software, PSE’s customer-information software developed by its ConneXt subsidiary. Alliance Data acquired the assets of ConneXt, including the exclusive use of the ConsumerLinX software for five years with an option for renewal. Alliance Data will offer ConsumerLinX as part of its integrated, single-source customer relationship management solution for large-scale, regulated utility clients. The obligations under the contract are $19.4 million in 2003, $20.0 million in 2004, $22.5 million in 2005, $23.2 million in 2006, $23.9 million in 2007 and $86.7 million in the aggregate thereafter.

SURETY BOND
        The Company has a self-insurance surety bond in the amount of $5.2 million guaranteeing compliance with the Industrial Insurance Act (workers’ compensation) and nine self-insurer’s pension bonds totaling $1.4 million.

ENVIRONMENTAL
        The Company is subject to environmental regulation by federal, state and local authorities. The Company has been named by the Environmental Protection Agency (EPA) and/or the Washington State Department of Ecology as potentially responsible at several contaminated sites and manufactured gas plant sites. PSE has implemented an ongoing program to test, replace and remediate certain underground storage tanks as required by federal and state laws and this process is nearing completion. Remediation and testing of Company vehicle service facilities and storage yards is also continuing.
        During 1992, the Washington Commission issued orders regarding the treatment of costs incurred by the Company for certain sites under its environmental remediation program. The orders authorize the Company to accumulate and defer prudently incurred cleanup costs paid to third parties for recovery in rates established in future rate proceedings. The Company believes a significant portion of its past and future environmental remediation costs are recoverable from either insurance companies, third parties or under the Washington Commission’s order.
        The information presented here as it relates to estimates of future liability is as of December 31, 2002.

        ELECTRIC SITES
        The Company has expended approximately $17.7 million related to the remediation activities covered by the Washington Commission’s order and has accrued approximately $1.7 million as a liability for future remediation costs for these and other remediation activities. To date, the Company has recovered approximately $17.2 million from insurance carriers.
        Based on all known facts and analyses, the Company believes it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company’s financial position, operating results or cash flow trends.

        GAS SITES
        The Company has expended approximately $62.5 million related to the remediation activities covered by a Washington Commission’s order and has accrued approximately $33.3 million for future remediation costs for these and other remediation sites. To date, the Company has recovered approximately $58.7 million from insurance carriers and other third parties. The Company expects to recover legal and remediation activities from either insurance companies or customers per Washington Commission orders.
        Based on all known facts and analyses, the Company believes it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company’s financial position, operating results or cash flow trends.

LITIGATION
        Other contingencies, arising out of the normal course of the Company’s business, exist at December 31, 2002. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

NOTE 17.
             Accounting for Derivative Instruments and Hedging Activities

        On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138. SFAS No. 133 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. The Company enters into both physical and financial contracts to manage its energy resource portfolio including forward physical and financial contracts, option contracts and swaps. The majority of these contracts qualify for the normal purchase and normal sale exception provided by SFAS No. 133.

        On January 1, 2001, the Company recognized the cumulative effect of adopting SFAS No. 133 by recording a liability and an offsetting after-tax decrease to current earnings of approximately $14.7 million for the fair value of electric derivatives that did not meet hedge criteria. The Company also recorded an asset and an offsetting increase to other comprehensive income of approximately $286.9 million for the fair value of derivative instruments that did meet hedge criteria on the implementation date.
        During the year ended December 31, 2001, the Company recorded an increase to current earnings of approximately $11.2 million pre-tax ($7.2 million after-tax) to record the change in market value of outstanding derivative instruments not meeting cash flow hedge criteria. During the year ended December 31, 2002, the remainder of the contracts which had given rise to the income statement losses were settled and resulted in an additional increase to earnings of $11.6 million pre-tax ($7.5 million after-tax). As of December 31, 2002, the Company had a long-term unrealized gain recorded in Other Comprehensive Income of $9.9 million after-tax and a short term unrealized loss of $2.4 million after-tax related to contracts which meet the criteria for designation as cash flow hedges under SFAS No. 133. The amount of cash flow hedges that will reverse and be settled into the income statement during 2003 will be $4.1 million. In addition, on December 31, 2002 the Company had a short term unrealized gain on derivative contracts for the purchase of natural gas for core gas business of $3.7 million pre-tax.
        The Company has two contracts outstanding with a counterparty whose senior unsecured debt ratings were downgraded in September 2002 to Ba2 by Moody’s and in November 2002 to BB by Standard & Poor’s. The first contract is a fixed for floating price natural gas swap contract for which the Company has collected a collateral deposit in the amount of $21.4 million from the counterparty to guarantee performance. The contract will expire in June 2008 and is accounted for as a cash flow hedge under SFAS No. 133. The second is a physical gas supply contract expiring in July 2008 which has been designated as a normal purchase under SFAS No. 133. In February 2003, the counterparty’s credit was further downgraded although the counterparty continues to perform as required under the terms of the two contracts. The Company believes the risk of non-performance by the counterparty is remote.
        At October 15, 2001, the Company had recorded a deferred liability of approximately $26.9 million after-tax for financial gas contracts to be used for electric production that until October 15, 2001 were designated as qualifying cash flow hedges. Changes in the market values of these de-designated contracts resulted in the recording of a loss of $7.8 million pre-tax ($5.1 million after-tax) to earnings in the fourth quarter of 2001. In the first quarter of 2002, the loss was reversed in its entirety when all of these contracts were settled or terminated.
        During 2001, the Financial Accounting Standards Board’s Derivative Implementation Group for SFAS No. 133 issued guidance under Issue C16 – “Applying the Normal Purchases and Normal Sales Exception to Contracts that Combine a Forward Contract and Purchased Option Contract” which became effective in the second quarter of 2002 for the Company. Issue C16 establishes that fuel supply contracts that combine a forward contract with a purchased option cannot qualify for the normal purchase and normal sales exception because of the optionality of the quantity of fuel to be delivered under the contract.
        A review of the fuel supply contracts by the Company determined that two long-term fuel supply contracts that deliver natural gas to the Company’s Encogen combustion turbine plant contained provisions for the purchase of optional quantities of fuel, and as originally written, would no longer qualify as normal purchase contracts upon implementation of Issue C16. In the second quarter of 2002, the Company signed amendments to those contracts that remove the optional provisions, requiring that the Company purchase 100% of the contractual fuel quantities for the remaining terms of the contracts. As a result, the contracts continue to qualify for the normal purchase-normal sale exception to SFAS 133.

NOTE 18.
             Supplemental Quarterly Financial Data (Unaudited)

        The following unaudited amounts, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Quarterly amounts vary during the year due to the seasonal nature of the utility business.

PUGET ENERGY (Unaudited; dollars in thousands except per-share amounts)

2002 QUARTER	FIRST	SECOND	THIRD	FOURTH

Operating revenues	$739,060	$540,819	$458,476	$653,967
Operating income	76,571	76,833	57,098	99,168
Other income	384	3,441	230	1,403
Net income	26,478	31,369	8,512	51,525
Basic and diluted earnings per common share	$0.28	$0.34	$0.07	$0.55

(Unaudited; dollars in thousands except per-share amounts)

2001 QUARTER	FIRST	SECOND	THIRD	FOURTH

Operating revenues	$1,024,234	$710,295	$478,966	$673,064
Operating income	130,541	66,071	45,756	54,754
Other income	1,941	1,568	7,892	3,123
Net income	72,298	19,465	6,809	8,266
Basic earnings per common share	$0.815	$0.201	$0.055	$0.071
Diluted earnings per common share	$0.812	$0.201	$0.054	$0.071

PUGET SOUND ENERGY (Unaudited; dollars in thousands except per-share amounts)

2002 QUARTER	FIRST	SECOND	THIRD	FOURTH

Operating revenues	$678,299	$464,697	$366,103	$563,694
Operating income	74,732	72,724	51,367	95,769
Other income	309	3,455	210	1,241
Net income	25,698	28,839	4,701	49,709

(Unaudited; dollars in thousands)

2001 QUARTER	FIRST	SECOND	THIRD	FOURTH

Operating revenues	$995,694	$664,827	$426,195	$628,058
Operating income	130,111	61,629	42,360	54,383
Other income	2,843	2,485	8,885	2,839
Net income	72,879	17,275	5,474	8,754

        Operating revenues for the Company include optimization transactions reported net in the income statement as required by EITF 02-03 effective after June 30, 2002. The operating revenues for all quarters of 2001 and the first and second quarters of 2002 have been reclassified to conform with the current presentation.

NOTE 19.
             Acquisitions

        During 2001, InfrastruX acquired 100% of six companies based in the eastern United States, mid-west and Texas for a total price of $83.6 million. During 2002, InfrastruX acquired 100% of three additional companies based in Texas for a total price of $49.7 million. All purchases have been funded in the form of cash and preferred and common stock.
        These companies provide utility infrastructure services such as: installing, replacing and restoring underground cables and pipes for utilities and telecommunication providers; pipeline construction, maintenance and rehabilitation services for the natural gas and petroleum industries, including directional drilling and vacuum excavation; and distribution and transmission oriented overhead electric construction services to electric utilities and cooperatives.

        The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the operating results of these companies have been included in Puget Energy’s consolidated financial statements since their acquisition dates. Goodwill representing the excess of cost over the net tangible and identifiable intangible assets of the business at the time of purchase was approximately $130.0 million before amortization. During 2002, InfrastruX added $23.5 million of goodwill for a balance of $125.6 million net of accumulated amortization. During 2001, goodwill was being amortized on a straight-line basis using a 30-year life except for goodwill on two acquisitions made after June 30, 2001, which was not amortized per SFAS No. 142 – “Goodwill and Other Intangible Assets”. With the implementation of SFAS No. 142 on January 1, 2002, Puget Energy discontinued amortizing goodwill and reclassified $5.2 million of intangible assets that no longer met the criteria of identifiable intangible assets to goodwill. As required by SFAS No. 142, Puget Energy performed an initial impairment review of goodwill in the first quarter of 2002 and determined that no impairment had taken place. Puget Energy then performed the annual impairment review as of October 31, 2002 and determined that goodwill was not impaired. Puget Energy will perform an annual impairment review hereafter. In addition, Puget Energy will perform an impairment review at the time an event or circumstance arises that would indicate the fair value would be below its carrying value. Goodwill amortization for 2001 and 2000, including amortization on the intangible assets that were reclassified to goodwill in 2002, was approximately $3.4 million and $1.0 million, respectively. The income statement effects of discontinuing amortization of goodwill for the comparative periods are as follows for Puget Energy:

(Dollars in thousands)	2002	2001	2000

Reported income for common stock	$ 110,052	$ 98,426	$ 184,837
Add back goodwill amortization, net of tax	--	2,826	907

Adjusted income for common stock	$ 110,052	$ 101,252	$ 185,744

Basic and diluted earnings per share
Reported income for common stock	$ 1.24	$ 1.14	$ 2.16
Add back goodwill amortization	--	0.03	0.01

Adjusted income for common stock	$ 1.24	$ 1.17	$ 2.17

        Identifiable intangible assets acquired as a result of acquisitions of companies are amortized over the expected useful lives of the assets, which range from five to 20 years. In 2002, a total of $4.5 million was added to intangible assets, assigned $0.3 million to patents with an amortization period of 16.0 years, $3.1 million to contractual customer relationships with an amortization period of 8.3 years and $1.1 million to covenant not to compete with an amortization period of 5.0 years. The total weighted average amortization period for the 2002 additions is 8.0 years. In 2001, $2.8 million was added to intangible assets, assigned entirely to covenant not to compete with an amortization period of 5.0 years. Total identifiable intangible assets are as follows:

At December 31, 2001 (Dollars in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles

Covenant not to compete	$ 3,908	$1,105	$ 2,803
Developed technology	14,190	1,744	12,446
Contractual customer relationships	3,042	383	2,659
Patents	793	49	744

Total	$21,933	$3,281	$18,652

At December 31, 2002 (Dollars in thousands)	Gross Intangibles	Accumulated Amortization	Net Intangibles

Covenant not to compete	$ 2,768	$364	$ 2,404
Developed technology	14,190	1,006	13,184
Patents	1,046	575	471

Total	$18,004	$1,945	$16,059

        The identifiable intangible amortization expense for the year ended December 31, 2002 was $1.9 million compared to $1.1 million and $0.3 million for 2001 and 2000, respectively. The identifiable intangible assets amortization for future periods based on the current acquisitions will be:

(Dollars in thousands)	2003	2004	2005	2006	2007

Future intangible amortization	$1,879	$1,879	$1,863	$1,534	$1,151

        As InfrastruX acquires more companies the total amortization amount in future periods may change.
       The pro forma combined revenues, net income, and earnings per common share of Puget Energy presented below give effect to the acquisitions as if they had occurred on January 1, 2000. These results are not necessarily indicative of the results of operations that would have occurred had the acquisitions of these companies been consummated for the period for which they are being given effect.

(Dollars in thousands, except per share amounts) (Unaudited) For the twelve months ended December 31,	2002	2001	2000

Operating revenues	$ 2,413,122	$ 3,000,824	$ 3,577,354
Net income for common	111,058	102,649	198,637
Basic earnings per common share	$ 1.26	$ 1.19	$ 2.33
Diluted earnings per common share	$ 1.25	$ 1.18	$ 2.32

NOTE 20.
             Segment Information

        Puget Energy operates in primarily two business segments: the Regulated Utility Operations, or PSE, and Utility Support, or InfrastruX, which was incorporated in the year 2000. Puget Energy’s regulated utility operation generates, purchases and sells electricity and purchases, transports and sells natural gas. The service territory of PSE covers approximately 6,000 square miles in Washington State. InfrastruX specializes in contracting services to other gas and electric utilities primarily in the mid-west, Texas and the eastern United States.
        The other principal non-utility line of business, which is a PSE subsidiary, is a real estate investment and development company. Reconciling items between segments are not material.
        The assets of ConneXt, the development and marketing of customer information and billing system software segment, were sold during the third quarter of 2001. The third quarter results of 2001 include an $8.0 million after-tax gain related to the ConneXt sale.

        Financial data for business segments are as follows:

(Dollars in thousands)	REGULATED			PUGET ENERGY
2002	UTILITY	INFRASTRUX	OTHER	TOTAL

Revenues	$2,063,040	$319,529	$9,753	$2,392,322
Depreciation and amortization	215,097	13,426	220	228,743
Income tax	50,600	6,703	1,957	59,260
Operating income	289,511	15,595	4,563	309,669
Interest charges, net of AFUDC	190,860	5,517	--	196,377
Net income	104,044	9,455	4,384	117,883
Goodwill, net	--	125,555	--	125,555
Total assets	5,208,487	319,248	129,756	5,657,491
Construction expenditures - excluding equity AFUDC	224,165	--	--	224,165
Additions to other property, plant and equipment	--	11,621	--	11,621

(Dollars in thousands)	REGULATED			PUGET ENERGY
2001	UTILITY	INFRASTRUX	OTHER	TOTAL

Revenues	$2,680,298	$173,786	$32,476	$2,886,560
Depreciation and amortization	208,705	8,820	15	217,540
Income tax	68,005	2,956	8,877	79,838
Operating income	273,751	8,702	14,668	297,121
Interest charges, net of AFUDC	186,403	3,656	--	190,059
Net income	80,137	2,518	24,184	106,839
Goodwill, net	--	102,151	--	102,151
Total assets	5,178,601	229,125	139,251	5,546,977
Construction expenditures - excluding equity AFUDC	247,435	--	--	247,435
Additions to other property, plant and equipment	--	5,193	--	5,193

(Dollars in thousands)	REGULATED			PUGET ENERGY
2000	UTILITY	INFRASTRUX	OTHER	TOTAL

Revenues	$3,244,630	$44,999	$12,667	$3,302,296
Depreciation and amortization	194,228	2,268	17	196,513
Income tax	131,262	415	(1,854)	129,823
Operating income	363,559	865	(552)	363,872
Interest charges, net of AFUDC	174,914	188	--	175,102
Net income	204,720	(543)	(10,346)	193,831
Goodwill, net	--	57,887	--	57,887
Total assets	5,339,669	106,520	110,480	5,556,669
Construction expenditures - excluding equity AFUDC	296,480	--	--	296,480

NOTE 21.
             Impairment of Long-Lived Assets

        In the fourth quarter of 2000, Hydro Energy Development Corp., a wholly-owned subsidiary of PSE, recorded an after-tax loss of approximately $11.8 million in Other Income of the non-regulated business segment. The loss provision represents the difference between the carrying value of 13 small hydroelectric generating projects Hydro Energy Development Corp. was seeking approval to develop in western Washington State and management’s estimate of their net realizable value. Federal and state regulatory agencies that have jurisdiction over the construction and operation of the proposed projects have made it increasingly difficult to complete and operate the projects in an economic manner. Hydro Energy Development Corp. owns and operates a 3.7 MW hydroelectric project located in western Washington State.

Schedule II.
Valuation and Qualifying Accounts and Reserves

(Dollars in thousands)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD
PUGET ENERGY
YEAR ENDED DECEMBER 31, 2002

Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$5,488	$11,191	$12,816	$3,863
Reserve on wholesale sales	41,488	--	--	41,488
Industrial accident reserve	--	4,000	2,000	2,000
Gas transportation contracts reserve	139	--	--	139

PUGET SOUND ENERGY
YEAR ENDED DECEMBER 31, 2002

Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$3,666	$11,140	$12,816	$1,980
Reserve on wholesale sales	41,488	--	--	41,488
Industrial accident reserve	--	4,000	2,000	2,000
Gas transportation contracts reserve	139	--	--	139

PUGET ENERGY
YEAR ENDED DECEMBER 31, 2001

Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$1,538	$13,458	$9,508	$5,488
Reserve on wholesale sales	41,488	--	--	41,488
Gas transportation contracts reserve	1,657	32	1,550	139

PUGET SOUND ENERGY
YEAR ENDED DECEMBER 31, 2001

Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$1,538	$11,636	$9,508	$3,666
Reserve on wholesale sales	41,488	--	--	41,488
Gas transportation contracts reserve	1,657	32	1,550	139

PUGET ENERGY AND PUGET SOUND ENERGY
YEAR ENDED DECEMBER 31, 2000

Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$1,503	$7,552	$7,517	$1,538
Reserve on wholesale sales	--	41,488	--	41,488
Gas transportation contracts reserve	1,780	660	783	1,657

EXHIBIT INDEX

Certain	of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.
3(i).1	Restated Articles of Incorporation of Puget Energy (Incorporated by reference to Exhibit 99.2, Puget Energy's Current Report on Form 8-K filed January 2, 2001, Commission File No. 333-77491).
3(i).2	Restated Articles of Incorporation of PSE (included as Annex F to the Joint Proxy Statement/Prospectus filed February 1, 1996, Registration No. 333-617).
*3(ii).1	Amended and Restated Bylaws of Puget Energy dated March 7, 2003.
*3(ii).2	Amended and Restated Bylaws of PSE dated March 7, 2003.
4.1	Fortieth through Seventy-eighth Supplemental Indentures defining the rights of the holders of PSE's First Mortgage Bonds (Exhibit 2-d to Registration No. 2-60200; Exhibit 4-c to Registration No. 2-13347; Exhibits 2-e through and including 2-k to Registration No. 2-60200; Exhibit 4-h to Registration No. 2-17465; Exhibits 2-l, 2-m and 2-n to Registration No. 2-60200; Exhibits 2-m to Registration No. 2-37645; Exhibit 2-o through and including 2-s to Registration No. 2-60200; Exhibit 5-b to Registration No. 2-62883; Exhibit 2-h to Registration No. 2-65831; Exhibit (4)-j-1 to Registration No. 2-72061; Exhibit (4)-a to Registration No. 2-91516; Exhibit (4)-b to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393; Exhibits (4)-b and (4)-c to Registration No. 33-45916; Exhibit (4)-c to Registration No. 33-50788; Exhibit (4)-a to Registration No. 33-53056; Exhibit 4.3 to Registration No. 33-63278; Exhibit 4.25 to Registration No. 333-41181; Exhibit 4.27 to Current Report on Form 8-K dated March 5, 1999; and Exhibit 4.2 to Current Report on form 8-K dated November 2, 2000.
4.2	Indenture defining the rights of the holders of PSE's senior notes (incorporated herein by reference to Exhibit 4-a to PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-4393).
4.3	First Supplemental Indenture defining the rights of the holders of PSE's Senior Notes, Series A (incorporated herein by reference to Exhibit 4-b to PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-4393).
4.4	Second Supplemental Indenture defining the rights of the holders of PSE's Senior Notes, Series B (incorporated herein be reference to Exhibit 4.6 to PSE's Current Report on Form 8-K, dated March 5, 1999, Commission File No. 1-4393).
4.5	Third Supplemental Indenture defining the rights of the holders of PSE's Senior Notes, Series C (incorporated herein by reference to Exhibit 4.1 to PSE's Current Report on Form 8-K, dated November 2, 2000, Commission File No. 1-4393).
4.6	Rights Agreement dated as of December 21, 2000 between Puget Energy and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 2.1 to PSE's Registration Statement on Form 8-A, dated January 2, 2001, Commission File No. 1-16305).
4.7	Indenture between PSE and the First National Bank of Chicago dated June 6, 1997 (incorporated herein by reference to Exhibit 4.1 of PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1-4393).
4.8	Amended and Restated Declaration of Trust between Puget Sound Energy Capital Trust and the First National Bank of Chicago dated June 6, 1997 (incorporated herein by reference to Exhibit 4.2 of PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1-4393).
4.9	Series A Capital Securities Guarantee Agreement between PSE and the First National Bank of Chicago dated June 6, 1997 (incorporated herein by reference to Exhibit 4.3 of PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1-4393).
4.10	Pledge Agreement dated August 1, 1991 between PSE and The First National Bank of Chicago, as Trustee (Exhibit (4)-j to Registration No. 33-45916).
4.11	Loan Agreement dated August 1, 1991 between the City of Forsyth, Rosebud County, Montana and PSE (Exhibit (4)-k to Registration No. 33-45916).
4.12	Pledge Agreement dated as of March 1, 1992 by and between PSE and Chemical Bank relating to a series of first mortgage bonds (Exhibit 4.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393).
4.13	Pledge Agreement dated as of April 1, 1993 by and between PSE and The First National Bank of Chicago, relating to a series of first mortgage bonds (Exhibit 4.16 to Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission File No. 1-4393).

4.14	Indenture of First Mortgage dated as of April 1, 1957 (Exhibit 4-B, Registration No. 2-14307).
4.15	First Supplemental Indenture dated as of October 1, 1959 (Exhibit 4-D to Registration No. 2-17876).
4.16	Sixth Supplemental Indenture dated as of August 1, 1966 (Exhibit to Form 8-K for month of August 1966, File No. 0-951).
4.17	Seventh Supplemental Indenture dated as of February 1, 1967 (Exhibit 4-M, Registration No. 2-27038).
4.18	Sixteenth Supplemental Indenture dated as of June 1, 1977 (Exhibit 6-05 to Registration No. 2-60352).
4.19	Seventeenth Supplemental Indenture dated as of August 9, 1978 (Exhibit 5-K.18 to Registration No. 2-64428).
4.20	Twenty-second Supplemental Indenture dated as of July 15, 1986 (Exhibit 4-B.20 to Form 10-K for the year ended September 30, 1986, File No. 0-951).
4.21	Twenty-seventh Supplemental Indenture dated as of September 1, 1990 (Exhibit 4-B.20, Form 10-K for the year ended September 30, 1998, File No. 10-951).
4.22	Twenty-eighth Supplemental Indenture dated as of July 31, 1991 (Exhibit 4-A, Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).
4.23	Twenty-ninth Supplemental Indenture dated as of June 1, 1993 (Exhibit 4-A to Registration No. 33-49599).
4.24	Thirtieth Supplemental Indenture dated as of August 15, 1995 (incorporated herein by reference to Exhibit 4-A of Washington Natural Gas Company's S-3 Registration Statement, Registration No. 33-61859).
4.25	Statement of Relative Rights and Preferences for the 7 3/4% Series Preferred Stock Cumulative, $100 Par Value. (Exhibit 1.6 to Registration Statement on Form 8-A filed February 14, 1994, Commission File No. 1-4393).
4.26	Unsecured Debt Indenture between Puget Sound Energy and Bank One Trust Company, N.A. dated as of May 18, 2001, defining the rights of the holders of Puget Sound Energy's unsecured debentures (incorporated herein by reference to Exhibit 4.3 to Puget Sound Energy's Current Report on Form 8-K, filed May 22, 2001, Commission File No. 1-4393).
4.27	First Supplemental Indenture to the Unsecured Debt Indenture dated as of May 18, 2001 defining the rights of 8.40% Subordinated Deferrable Interest Debentures due June 30, 2041 (incorporated herein by reference to Exhibit 4.4 to Puget Sound Energy's Current Report on Form 8-K, filed May 22, 2001, Commission File No. 1-4393).
4.28	Amended and Restated Declaration of Trust of Puget Sound Energy Trust II dated as of May 18, 2001 (incorporated herein by reference to Exhibit 4.2 to Puget Sound Energy's Current Report on Form 8-K, filed May 22, 2001, Commission File No. 1-4393).
4.29	Preferred Securities Guarantee Agreement, dated May 18, 2001 between Puget Sound Energy and Bank One Trust Company, N.A. for the benefit of the holders of the trust preferred securities of the Puget Sound Energy Trust II (incorporated herein by reference to Exhibit 4.5 to Puget Sound Energy's Current Report on Form 8-K, filed May 22, 2001, Commission File No. 1-4393).
*4.30	Thirty-first Supplement Indenture dated February 10, 1997.
10.1	Assignment and Agreement dated as of August 13, 1964 between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rock Island Project (Exhibit 13-b to Registration No. 2-24262).
10.2	First Amendment dated as of October 4, 1961 to Power Sales Contract between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 13-d to Registration No. 2-24252).
10.3	Assignment and Agreement dated as of August 13, 1964 between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 13-e to Registration No. 2-24252).
10.4	Assignment and Agreement dated as of August 13, 1964 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Development (Exhibit 13-j to Registration No. 2-24252).
10.5	Assignment and Agreement dated as of August 13, 1964 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Wanapum Development (Exhibit 13-n to Registration No. 2-24252).

10.6	First Amendment dated February 9, 1965 to Power Sales Contract between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-p to Registration No. 2-24252).
10.7	First Amendment executed as of February 9, 1965 to Reserved Share Power Sales Contract between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-r to Registration No. 2-24252).
10.8	Assignment and Agreement dated as of August 13, 1964 between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-u to Registration No. 2-24252).
10.9	Pacific Northwest Coordination Agreement executed as of September 15, 1964 among the United States of America, PSE and most of the other major electrical utilities in the Pacific Northwest (Exhibit 13-gg to Registration No. 2-24252).
10.10	Contract dated November 14, 1957 between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 4-1-a to Registration No. 2-13979).
10.11	Power Sales Contract dated as of November 14, 1957 between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 4-c-1 to Registration No. 2-13979).
10.12	Power Sales Contract dated May 21, 1956 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project (Exhibit 4-d to Registration No. 2-13347).
10.13	First Amendment to Power Sales Contract dated as of August 5, 1958 between PSE and Public Utility District No. 2 of Grant County, Washington, relating to the Priest Rapids Development (Exhibit 13-h to Registration No. 2-15618).
10.14	Power Sales Contract dated June 22, 1959 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Wanapum Development (Exhibit 13-j to Registration No. 2-15618).
10.15	Reserve Share Power Sales Contract dated June 22, 1959 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project (Exhibit 13-k to Registration No. 2-15618).
10.16	Agreement to Amend Power Sales Contracts dated July 30, 1963 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Wanapum Development (Exhibit 13-1 to Registration No. 2-21824).
10.17	Power Sales Contract executed as of September 18, 1963 between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-r to Registration No. 2-21824).
10.18	Reserved Share Power Sales Contract executed as of September 18, 1963 between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-s to Registration No. 2-21824).
10.19	Construction and Ownership Agreement dated as of July 30, 1971 between The Montana Power Company and PSE (Exhibit 5-b to Registration No. 2-45702).
10.20	Operation and Maintenance Agreement dated as of July 30, 1971 between The Montana Power Company and PSE (Exhibit 5-c to Registration No. 2-45702).
10.21	Coal Supply Agreement dated as of July 30, 1971 among Northwestern Resources formerly The Montana Power Company, PSE and Western Energy Company (Exhibit 5-d to Registration No. 2-45702).
10.22	Contract dated June 19, 1974 between PSE and P.U.D No. 1 of Chelan County (Exhibit D to Form 8-K dated July 5, 1974).
10.23	Exchange Agreement executed August 13, 1964 between the United States of America, Columbia Storage Power Exchange and PSE, relating to Canadian Entitlement (Exhibit 13-ff to Registration No. 2-24252).
10.24	Loan Agreement dated as of December 1, 1980 and related documents pertaining to Whitehorn turbine construction trust financing (Exhibit 10.52 to Annual Report on Form 10-K for the fiscal year ended December 31, 1980, Commission File No. 1-4393).
10.25	Coal Transportation Agreement dated as of July 10, 1981 (Exhibit 20-a to Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393).
10.26	Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and PSE dated September 17, 1985 (Exhibit (10)-49 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).

10.27	Agreement to Dismiss Claims and Covenant Not to Sue dated September 17, 1985 between Washington Public Power Supply System (Energy Northwest) and PSE (Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.28	Irrevocable Offer of Washington Public Power Supply System (Energy Northwest) Nuclear Project No. 3 Capability for Acquisition executed by PSE dated September 17, 1985 (Exhibit A of Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.29	Settlement Exchange Agreement (Bonneville Exchange Power Contract) executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and PSE dated September 17, 1985 (Exhibit B of Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.30	Settlement Agreement and Covenant Not to Sue between PSE and Northern Wasco County People's Utility District dated October 16, 1985 (Exhibit (10)-53 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.31	Settlement Agreement and Covenant Not to Sue between PSE and Tillamook People's Utility District dated October 16, 1985 (Exhibit (10)-54 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.32	Settlement Agreement and Covenant Not to Sue between PSE and Clatskanie People's Utility District dated September 30, 1985 (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.33	Stipulation and Settlement Agreement between PSE and Muckleshoot Tribe of the Muckleshoot Indian Reservation, dated October 31, 1986 (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Commission File No. 1-4393).
10.34	Transmission Agreement dated April 17, 1981 between the Bonneville Power Administration and PSE (Colstrip Project) (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.35	Transmission Agreement dated April 17, 1981 between the Bonneville Power Administration and Montana Intertie Users (Colstrip Project) (Exhibit (10)-56 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.36	Ownership and Operation Agreement dated as of May 6, 1981 between PSE and other Owners of the Colstrip Project (Colstrip 3 and 4) (Exhibit (10)-57 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.37	Colstrip Project Transmission Agreement dated as of May 6, 1981 between PSE and Owners of the Colstrip Project (Exhibit (10)-58 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.38	Common Facilities Agreement dated as of May 6, 1981 between PSE and Owners of Colstrip 1 and 2, and 3 and 4 (Exhibit (10)-59 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.39	Agreement for the Purchase of Power dated as of October 29, 1984 between South Fork II, Inc. and PSE (Weeks Falls Hydro-electric Project) (Exhibit (10)-60 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.40	Agreement for the Purchase of Power dated as of October 29, 1984, between South Fork Resources, Inc. and PSE (Twin Falls Hydro-electric Project) (Exhibit (10)-61 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.41	Agreement for Firm Purchase Power dated as of January 4, 1988 between the City of Spokane, Washington and PSE (Spokane Waste Combustion Project) (Exhibit (10)-62 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.42	Agreement for Evaluating, Planning and Licensing dated as of February 21, 1985 and Agreement for Purchase of Power dated as of February 21, 1985 between Pacific Hydropower Associates and PSE (Koma Kulshan Hydro-electric Project) (Exhibit (10)-63 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.43	Amendment dated as of June 1, 1968, to Power Sales Contract between Public Utility District No. 1 of Chelan County, Washington and PSE (Rocky Reach Project) (Exhibit (10)-66 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).

10.44	Transmission Agreement dated as of December 30, 1987 between the Bonneville Power Administration and PSE (Rock Island Project) (Exhibit (10)-74 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).
10.45	Agreement for Purchase and Sale of Firm Capacity and Energy between The Washington Water Power Company and PSE dated as of January 1, 1988 (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, Commission File No. 1-4393).
10.46	Amendment dated as of August 10, 1988 to Agreement for Firm Purchase Power dated as of January 4, 1988 between the City of Spokane, Washington and PSE (Spokane Waste Combustion Project) (Exhibit (10)-76 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).
10.47	Agreement for Firm Power Purchase dated October 24, 1988 between Northern Wasco People's Utility District and PSE (The Dalles Dam North Fishway) (Exhibit (10)-77 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).
10.48	Agreement for the Purchase of Power dated as of October 27, 1988 between Pacific Power & Light Company (PacifiCorp) and PSE (Exhibit (10)-78 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).
10.49	Agreement for Sale and Exchange of Firm Power dated as of November 23, 1988 between the Bonneville Power Administration and PSE (Exhibit (10)-79 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).
10.50	Agreement for Firm Power Purchase dated as of February 24, 1989 between Sumas Energy, Inc. and PSE (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, Commission File No. 1-4393).
10.51	Settlement Agreement dated as of April 27, 1989 between Public Utility District No. 1 of Douglas County, Washington, Portland General Electric Company (Enron), PacifiCorp, The Washington Water Power Company (Avista) and PSE (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).
10.52	Agreement for Firm Power Purchase (Thermal Project) dated as of June 29, 1989 between San Juan Energy Company and PSE (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).
10.53	Agreement for Verification of Transfer, Assignment and Assumption dated as of September 15, 1989 between San Juan Energy Company, March Point Cogeneration Company and PSE (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).
10.54	Power Sales Agreement between Northwestern Resources formerly The Montana Power Company and PSE dated as of October 1, 1989 (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).
10.55	Conservation Power Sales Agreement dated as of December 11, 1989 between Public Utility District No. 1 of Snohomish County and PSE (Exhibit (10)-87 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-4393).
10.56	Amendment No. 1 to the Colstrip Project Transmission Agreement dated as of February 14, 1990 among the Montana Power Company, The Washington Water Power Company (Avista), Portland General Electric Company (Enron), PacifiCorp and PSE (Exhibit (10)-91 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393).
10.57	Amendment No. 1 to the Fifteen-Year Power Sales Agreement dated as of April 18, 1990 between PacifiCorp and PSE (Exhibit (10)-93 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393).
10.58	Settlement Agreement dated as of October 1, 1990 among Public Utility District No. 1 of Douglas County, Washington, PSE, Pacific Power and Light Company (PacifiCorp), The Washington Water Power Company (Avista), Portland General Electric Company (Enron), the Washington Department of Fisheries, the Washington Department of Wildlife, the Oregon Department of Fish and Wildlife, the National Marine Fisheries Service, the U.S. Fish and Wildlife Service, the Confederated Tribes and Bands of the Yakama Indian Nation, the Confederated Tribes of the Umatilla Reservation, and the Confederated Tribes of the Colville Reservation (Exhibit (10)-95 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393).

10.59	Agreement for Firm Power Purchase (Thermal Project) dated December 27, 1990 among March Point Cogeneration Company, a California general partnership comprising San Juan Energy Company, a California corporation; Texas-Anacortes Cogeneration Company, a Delaware corporation; and PSE (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, Commission File No. 1-4393).
10.60	Agreement for Firm Power Purchase dated March 20, 1991 between Tenaska Washington, Inc., a Delaware corporation, and PSE (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393).
10.61	Letter Agreement dated April 25, 1991 between Sumas Energy, Inc. and PSE, to amend the Agreement for Firm Power Purchase dated as of February 24, 1989 (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393).
10.62	Amendment dated June 7, 1991 to Letter Agreement dated April 25, 1991 between Sumas Energy, Inc. and PSE (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393).
10.63	Amendatory Agreement No. 3 dated August 1, 1991 to the Pacific Northwest Coordination Agreement executed September 15, 1964 among the United States of America, PSE and most of the other major electrical utilities in the Pacific Northwest (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393).
10.64	Agreement between the 40 parties to the Western Systems Power Pool (PSE being one party) dated July 27, 1991 (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393).
10.65	Memorandum of Understanding between PSE and the Bonneville Power Administration dated September 18, 1991 (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393).
10.66	Amendment of Seasonal Exchange Agreement, dated December 4, 1991 between Pacific Gas and Electric Company and PSE (Exhibit (10)-107 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).
10.67	Capacity and Energy Exchange Agreement, dated as of October 4, 1991 between Pacific Gas and Electric Company and PSE (Exhibit (10)-108 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).
10.68	Intertie and Network Transmission Agreement, dated as of October 4, 1991 between Bonneville Power Administration and PSE (Exhibit (10)-109 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).
10.69	Amendment to Agreement for Firm Power Purchase dated as of September 30, 1991 between Sumas Energy, Inc. and PSE (Exhibit (10)-112 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).
10.70	Letter Agreement dated October 12, 1992 between Tenaska Washington Partners, L.P. and PSE regarding clarification of issues under the Agreement for Firm Power Purchase (Exhibit (10)-121 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393).
10.71	Consent and Agreement dated October 12, 1992 between PSE and The Chase Manhattan Bank, N.A., as agent (Exhibit (10)-122 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393).
10.72	General Transmission Agreement dated as of December 1, 1994 between the Bonneville Power Administration and PSE (BPA Contract No. DE-MS79-94BP93947) (Exhibit 10.115 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393).
10.73	PNW AC Intertie Capacity Ownership Agreement dated as of October 11, 1994 between the Bonneville Power Administration and PSE (BPA Contract No. DE-MS79-94BP94521) (Exhibit 10.116 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393).
10.74	Power Exchange Agreement dated as of September 27, 1995 between British Columbia Power Exchange Corporation and PSE (Exhibit 10.117 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393).
10.75	Contract with G. B. Swofford, Senior Vice President Customer Operations, dated October 18, 1996 (Exhibit 10.120 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393).

10.76	Service Agreement dated April 14, 1993 between Questar Pipeline Corporation and Washington Natural Gas Company for FSS-1 firm storage service at Clay Basin (Exhibit 10-B Form 10-K for the year ended September 30, 1994, File No. 11271).
10.77	Service Agreement dated November 1, 1989 with Northwest Pipeline Corporation covering liquefaction storage gas service filed under cover of Form SE dated December 27, 1989.
10.78	Firm Transportation Service Agreement dated October 1, 1990 between Northwest Pipeline Corporation and Washington Natural Gas Company (Exhibit 10-D to Form 10-K for the year ended September 30, 1994, File No. 11271).
10.79	Gas Transportation Service Contract dated June 29, 1990 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 4-A to Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).
10.80	Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 4-A to Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).
10.81	Amendment to Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 10-E.2 to Form 10-K for the year ended September 30, 1995, File No. 11271).
10.82	Gas Transportation Service Contract dated July 15, 1994 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 10-E.3 to Form 10-K for the year ended September 30, 1995, File No. 11271).
10.83	Amendment to Gas Transportation Service Contract dated August 15, 1994 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 10-E.4 to Form 10-K for the year ended September 30, 1995, File No. 11271).
10.84	Firm Transportation Service Agreement dated March 1, 1992 between Northwest Pipeline Corporation and Washington Natural Gas Company (Exhibit 10-O to Form 10-K for the year ended September 30, 1994, File No. 1-11271).
10.85	Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie (Exhibit 10-P to Form 10-K for the year ended September 30, 1994, File No. 1-11271).
10.86	Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie (Exhibit 10-Q to Form 10-K for the year ended September 30, 1994, File No. 1-11271).
10.87	Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Plymouth, LNG (Exhibit 10-R to Form 10-K for the year ended September 30, 1994, File No. 1-11271).
10.88	Service Agreement dated July 9, 1991 with Northwest Pipeline Corporation for SGS-2F Storage Service filed under cover of Form SE dated December 23, 1991 (Exhibit 10-S to Form 10-K for the year ended September 30, 1994, File No. 1-11271).
10.89	Firm Transportation Agreement dated October 27, 1993 between Pacific Gas Transmission Company and Washington Natural Gas Company for firm transportation service from Kingsgate (Exhibit 10-T, Form 10-K for the year ended September 30, 1994, File No. 1-11271).
10.90	Firm Storage Service Agreement and Amendment dated April 30, 1991 between Questar Pipeline Company and Washington Natural Gas Company for firm storage service at Clay Basin filed under cover of Form SE dated December 23, 1991.
10.91	Change in control agreement with T. J. Hogan dated August 17, 1995 (Exhibit 10.152 to Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission File No. 1-4393).
10.92	Employment agreement with S. A. McKeon, Vice President and General Counsel, dated May 27, 1997 (Exhibit 10.152 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Commission File No. 1-4393).
10.93	Puget Energy, Inc. Non-employee Director Stock Plan. (incorporated herein by reference to Exhibit 99.1 to Puget Energy's Post Effective Amendment No. 1 to Form S-8 Registration Statement, dated January 2, 2001, Commission File No. 333-41157-99).
*10.94	Amendment No. 1 to the Puget Energy, Inc. Non-employee Director Stock Plan, effective as of January 1, 2003.

10.95	Puget Energy, Inc. Employee Stock Purchase Plan. (incorporated herein by reference to Exhibit 99.1 to Puget Energy's Post Effective Amendment No. 1 to Form S-8 Registration Statement, dated January 2, 2001, Commission File No. 333-41113-99).
10.96	1995 Long-Term Incentive Compensation Plan. (Exhibit 10.108 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 1-4393 and 1-16305.)
10.97	1995 Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 99.1 to Puget Energy's Post Effective Amendment No. 1 to Form S-8 Registration Statement, dated January 2, 2001, Commission File No. 333-61851-99).
10.98	Retention Agreement with S .A. McKeon, Vice President and General Counsel, dated July 1, 2001.
10.99	Employment agreement with S. P. Reynolds, Chief Executive Officer and President, dated January 7, 2002.
10.100	Credit Agreement dated June 29, 2001, among InfrastruX Group, Inc. and various Banks named therein, BankOne, NA as Administrative Agent. (Exhibit 10-1, Form 10-Q for the quarterly period ended June 30, 2001, Commission File No. 1-4393 and 1-16305).
10.101	Power Sales Contract dated April 15, 2002 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project. (Exhibit 10-1 to Form 10-Q for the quarter ended June 30, 2002, File No. 1-16305 and 1-4393).
10.102	Reasonable Portion Power Sales Contract dated April 15, 2002 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project. (Exhibit 10-2 to Form 10-Q for the quarter ended June 30, 2002, File No. 1-16305 and 1-4393).
10.103	Additional Power Sales Contract dated April 15, 2002 between Public Utility district No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project. (Exhibit 10-3 to Form 10-Q for the quarter ended June 30, 2002, File No1-16305 and 1-4393).
10.104	Change-in-control agreement with G. B. Swofford, Senior Vice President and Chief Operating Officer dated March 12, 1999. (Exhibit 10-4 to Form 10-Q for the quarter ended June 30, 2002, File No 1-16305 and 1-4393).
10.105	Change-in-control agreement with T.J. Hogan, Senior Vice President, External Affairs dated March 12, 1999. (Exhibit 10-5 to Form 10-Q for the quarter ended June 30, 2002, File No 1-16305 and 1-4393).
*10.106	Credit Agreement dated December 23, 2002 covering PSE and various banks named therein, Bank One, NA as administrative agent.
*10.107	Receivable Purchase Agreement dated December 23, 2002 among PSE, Rainier Receivables, Inc., and Bank One, NA as agent.
*10.108	Receivable Sale Agreement dated December 23, 2002 among PSE and Rainier Receivables, Inc.
*10.109	Employment agreement with J.M. Ryan, Vice President Energy Portfolio Management, dated November 30, 2001.
*10.110	Change-in-Control Agreement with J.M. Ryan, Vice President, Energy Portfolio Management, dated November 30, 2001.
*12-1	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy (1998 through 2002).
*12-2	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy (1998 through 2002).
*21.1	Subsidiaries of Puget Energy.
*21.2	Subsidiaries of PSE.
*23.1	Consent of PricewaterhouseCoopers LLP.
*99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002 - Stephen P. Reynolds.
*99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002 - Stephen A. McKeon.
*99.3	Puget Energy proxy statement for 2003 Annual Meeting of Shareholders (Commission File No. 1-16305).

        *Filed herewith.