Form 10-K
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2004-03-10
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

	Exact name of registrant as specified	I.R.S.
	in its charter, state of incorporation,	Employer
Commission	address of principal executive offices,	Identification
File Number	telephone number	Numbers

1-16305	PUGET ENERGY, INC.	91-1969407
A Washington Corporation.
10885 N.E. 4th Street, Suite 1200
Bellevue, Washington 98004-5591
(425) 454-6363

1-4393	PUGET SOUND ENERGY, INC.	91-0374630
A Washington Corporation.
10885 N.E. 4th Street, Suite 1200
Bellevue, Washington 98004-5591
(425) 454-6363

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH LISTED
Puget Energy, Inc. Common Stock, $0.01 par value	N.Y.S.E.

Preferred Share Purchase Rights	N.Y.S.E.

Puget Sound Energy, Inc. 8.4% Capital Securities	N.Y.S.E.

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS
Puget Sound Energy, Inc. Preferred Stock, (cumulative, $100 par value)

8.231% Capital Securities

        Puget Sound Energy, Inc. meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

        Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
               Yes /X/ No / /
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
        Indicate by check mark whether Puget Energy, Inc. is an accelerated filer (as defined in Exchange Act Rule 12b-2).
               Yes /X/ No / /
        Indicate by check mark whether Puget Sound Energy, Inc. is an accelerated filer (as defined in Exchange Act Rule 12b-2).
               Yes / / No /X /
        The aggregate market value of the voting stock held by non-affiliates of Puget Energy, Inc. at June 30, 2003 (the last business day of Puget Energy’s most recently completed second fiscal quarter) was approximately $2,238,688,000. The number of shares of Puget Energy, Inc.‘s common stock outstanding at February 27, 2004 was 99,246,495 shares.

        All of the outstanding shares of voting stock of Puget Sound Energy, Inc. are held by Puget Energy, Inc.

Documents Incorporated by Reference

        Portions of the Puget Energy, Inc. proxy statement for its 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2003 are incorporated by reference in Part III hereof.

        This Annual Report on Form 10-K is a combined report being filed separately by two different registrants: Puget Energy, Inc. and Puget Sound Energy, Inc. Puget Sound Energy, Inc. makes no representation as to the information contained in this report relating to Puget Energy, Inc. and the subsidiaries of Puget Energy, Inc. other than Puget Sound Energy, Inc. and its subsidiaries.

INDEX

Definitions
Forward-Looking Statements
Part I

1.	Business
General
Regulation and Rates
Utility Industry Overview
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
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7a.	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9a.	Controls and Procedures

Part III

10.	Directors and Executive Officers of the Registrants
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures
Report of Management
Report of Independent Auditors - Puget Energy, Inc.
Report of Independent Auditors - Puget Sound Energy, Inc.
Exhibit Index

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction

BPA	Bonneville Power Administration

CAISO	California Independent System Operator

Chelan	Public Utility District No. 1 of Chelan County, Washington

Dth	Dekatherm (one Dth is equal to one MMBtu)

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FPA	Federal Power Act

InfrastruX	InfrastruX Group, Inc.

KW	Kilowatts

kWh	Kilowatt Hours

LIBOR	London Interbank Offered Rate

LNG	Liquefied Natural Gas

MMBtu	One Million British Thermal Units

MW	Megawatts (one MW equals one thousand KW)

MWh	Megawatt Hours

NOPR	Notice of Proposed Rulemaking

NWP	Williams Northwest Pipeline Corporation

PCA	Power Cost Adjustment

PGA	Purchased Gas Adjustment

PG&E	Pacific Gas & Electric Company

PSE	Puget Sound Energy, Inc.

PUDs	Washington Public Utility Districts

Puget Energy	Puget Energy, Inc.

PURPA	Public Utility Regulatory Policies Act

RFP	Request for Proposal

RTO	Regional Transmission Organization

SFAS	Statement of Financial Accounting Standards

SMD	FERC Standard Market Design

Washington Commission	Washington Utilities and Transportation Commission

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
        Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. Puget Energy’s and PSE’s expectations, beliefs and projections are expressed in good faith and are believed by Puget Energy and PSE, as applicable, to have a reasonable basis, including without limitation management’s examination of historical operating trends, data contained in records and other data available from third parties; but there can be no assurance that Puget Energy’s and PSE’s expectations, beliefs or projections will be achieved or accomplished.
        In addition to other factors and matters discussed elsewhere in this report, some important factors that could cause actual results or outcomes for Puget Energy and PSE to differ materially from those discussed in forward-looking statements include:

Risks relating to the regulated utility business (PSE)
•	governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), with respect to allowed rates of return, financings, industry and rate structures, transmission and generation business structures within PSE, acquisition and disposal of assets and facilities, operation and construction of electric generating facilities, distribution and transmission facilities, licensing of hydro operations, recovery of other capital investments, recovery of power and gas costs, recovery of regulatory assets, and present or prospective wholesale and retail competition;
•	financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways and also adversely affect the availability of and access to capital and credit markets;
•	wholesale market disruption, which may result in a deterioration in market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, limit the availability of and access to capital credit markets, affect wholesale energy prices and/or impede PSE’s ability to manage its energy portfolio risks;
•	the effect of wholesale market structures (including, but not limited to, new market design such as Regional Transmission Organization (RTO) West and Standard Market Design);
•	weather, which can have a potentially serious impact on PSE’s revenues and its ability to procure adequate supplies of gas, fuel or purchased power to serve its customers and on the cost of procuring such supplies;
•	hydroelectric conditions, which can have a potentially serious impact on electric capacity and PSE’s ability to generate electricity;
•	the amount of collection, if any, of PSE’s receivables from the California Independent System Operator (CAISO) and the amount of refunds found to be due from PSE to the CAISO or others;
•	industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	general economic conditions in the Pacific Northwest;
•	the loss of significant customers or changes in the business of significant customers, which may result in changes in demand for PSE's services;
•	plant outages, which can have an impact on PSE’s expenses and its ability to procure adequate supplies to replace the lost energy;
•	the ability to renew contracts for electric and gas supply and the price of renewal;
•	blackouts or large curtailments of transmission systems, whether PSE’s or others’, which can have an impact on PSE’s ability to deliver load to its customers; and
•	the ability to relicense FERC hydro projects at a cost-effective level.

Risks relating to the non-regulated utility service business (InfrastruX Group, Inc.)
•	the failure of InfrastruX to service its obligations under its credit agreement, in which case Puget Energy, as guarantor, may be required to satisfy these obligations, which could have a negative impact on Puget Energy’s liquidity and access to capital;
•	the inability to generate internal growth at InfrastruX, which could be affected by, among other factors, InfrastruX’s ability to expand the range of services offered to customers, attract new customers, increase the number of projects performed for existing customers, hire and retain employees and open additional facilities;
•	the ability of InfrastruX to integrate acquired companies within existing operations without substantial costs, delays or other operational or financial problems, which involves a number of special risks;
•	the effect of competition in the industry in which InfrastruX competes, including from competitors that may have greater resources than InfrastruX, which may enable them to develop expertise, experience and resources to provide services that are superior in both price and quality;
•	the extent to which existing electric power and gas companies or prospective customers will continue to outsource services in the future, which may be impacted by, among other things, regional and general economic conditions in the markets InfrastruX serves;
•	delinquencies associated with the financial conditions of InfrastruX's customers;

•	the impact of any goodwill impairments on the results of operations of InfrastruX arising from its acquisitions, which could have a negative effect on the results of operations of Puget Energy;
•	the impact of adverse weather conditions that negatively affect operating conditions and results; and
•	the ability to obtain adequate bonding coverage and the cost of such bonding.

Risks relating to both the regulated and non-regulated businesses
•	the impact of acts of terrorism or similar significant events, such as the attack on September 11, 2001;
•	the ability of Puget Energy, PSE and InfrastruX to access the capital markets to support requirements for working capital, construction costs and the repayment of maturing debt;
•	capital market conditions, including changes in the availability of capital or interest rate fluctuations;
•	changes in Puget Energy’s or PSE’s credit ratings, which may have an adverse impact on the availability and cost of for Puget Energy, PSE and InfrastruX;
•	legal and regulatory proceedings;
•	changes in, and compliance with, environmental and endangered species laws, regulations, decisions and policies concerning the environment, natural resources, and fish and wildlife (including the Endangered Species Act);
•	employee workforce factors, including strikes, work stoppages, availability of qualified employees or the loss of a key executive;
•	the ability to obtain and keep patent or other intellectual property rights to generate revenue;
•	the ability to obtain adequate insurance coverage and the cost of such insurance; and
•	the impacts of natural disasters such as earthquakes, hurricanes or landslides.

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

PART I

ITEM 1. BUSINESS

GENERAL
        Puget Energy, Inc. (Puget Energy) is an energy services holding company incorporated in the State of Washington in 1999. All of its operations are conducted through its subsidiaries, Puget Sound Energy, Inc. (PSE), a utility company, and InfrastruX Group, Inc. (InfrastruX), a construction services company. Puget Energy has no significant assets other than the stock of its subsidiaries. Subject to limited exceptions, Puget Energy is exempt from regulation as a public utility holding company pursuant to Section 3(a)(1) of the Public Utility Holding Company Act of 1935. Puget Energy and PSE are collectively referred to herein as “the Company.” The following table provides the percentages of Puget Energy’s consolidated operating revenues and net income generated and assets held by the reportable segments:

Segment	Percent of Revenue			Percent of Net Income			Percent of Assets
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Puget Sound Energy	86.0%	86.2%	92.9%	98.2%	88.3%	75.0%	92.6%	92.2%	93.5%
InfrastruX	13.7%	13.4%	6.0%	1.5%	8.0%	2.4%	6.0%	5.5%	4.0%
Other subsidiaries	0.3%	0.4%	1.1%	0.3%	3.7%	22.6%	1.4%	2.3%	2.5%

        Additional financial data regarding these segments are included in Note 19 to the Consolidated Financial Statements included with this report.

PUGET ENERGY STRATEGY
        Puget Energy is the parent company of the largest electric and natural gas utility headquartered in the State of Washington, primarily engaged in the business of electric transmission, distribution and generation, and natural gas transmission and distribution. Puget Energy’s business strategy is to generate stable earnings and cash flow by focusing primarily on the regulated utility business conducted through PSE. The key elements of this strategy include:

Focus on regulated utility business. PSE intends to continue to focus on its core electric and natural gas transmission and distribution utility business, offering reliable electric and gas service at a fair value to PSE’s customers.

Add electric generation and delivery infrastructure to meet customer needs. Ensuring stable, cost-based energy supply is one of PSE’s highest priorities. As regional demand for energy continues to grow, PSE’s committed power supply resources will not be adequate to meet anticipated demand, especially as existing long-term power purchase contracts begin to expire. The collapse of the merchant energy industry has resulted in the cancellation or delay of power plant construction projects that were expected to meet the region’s supply needs at competitive prices. Accordingly, PSE has begun the process of acquiring generation to meet load by purchasing a 49.85% interest in a 275 MW (250 MW capacity with 25 MW planned capital improvements) gas-fired electric generating facility located within PSE’s service territory, which is anticipated to be completed in the second quarter of 2004. Also, PSE has issued a request for proposals (RFP) to acquire approximately 50 average MW of energy from wind power for its electric resource portfolio and issued an RFP in February 2004 for an additional 305 MW of new electric-power resources. PSE will also continue its expenditures on conservation through utility programs and an RFP for another 30 average MW of energy efficient projects. In addition to these strategies to increase capacity and energy, PSE will continue to focus on operational excellence and efficiency in the utility business through investment in, and development of, systems, technology and personnel.

Rebuild financial strength to fund energy infrastructure and manage energy portfolio. PSE intends to focus on the regulated business to provide credit quality, liquidity and predictable earnings to attract investors in Puget Energy. During 2003, Puget Energy was able to attract investors and sell additional common stock to those investors.

Provide return to Puget Energy shareholders through earnings growth and dividends. Generate return and attract equity capital through growth in PSE and InfrastruX earnings and dividends.

Achieve PSE earnings growth. PSE earnings will grow through rebuilding common equity and increasing the ratebase by adding generating and delivery resources where needed with timely cost recovery. Puget Energy was able to invest additional capital in PSE through the sale of its common stock.

Focus on InfrastruX growth. Focus on internal earnings growth opportunities within the InfrastruX subsidiaries.

         PUGET SOUND ENERGY, INC.
        PSE is a public utility incorporated in the State of Washington. PSE furnishes electric and gas service in a territory covering approximately 6,000 square miles, principally in the Puget Sound region of the State of Washington.
        At December 31, 2003, PSE had approximately 977,700 electric customers, consisting of 861,900 residential, 109,700 commercial, 4,000 industrial and 2,100 other customers; and approximately 644,600 gas customers, consisting of 593,800 residential, 48,000 commercial, 2,700 industrial and 100 transportation customers. At December 31, 2003, approximately 310,900 customers purchased both forms of energy from PSE. For the year 2003, PSE added approximately 19,700 electric customers and approximately 22,600 gas customers, representing annualized growth rates of 2.1% and 3.6% respectively. During 2003, PSE’s billed retail and transportation revenues from electric utility operations, excluding conservation trust collections, were derived 48% from residential customers, 43% from commercial customers, 7% from industrial customers and 2% from transportation and other customers. PSE’s retail revenues from gas utility operations were derived 64% from residential customers, 29% from commercial customers, 5% from industrial customers and 2% from transportation customers. During this period the largest customer accounted for approximately 1% of PSE’s operating revenues.
        PSE is affected by various seasonal weather patterns throughout the year and, therefore, utility revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales in the first and fourth quarters of the year. Sales of electricity to wholesale customers also vary by quarter and year depending principally upon economic factors and weather conditions. PSE has a purchased gas adjustment (PGA) mechanism in retail gas rates to recover variations in gas supply and transportation costs. PSE also has a power cost adjustment (PCA) mechanism in electric rates to recover variations in electricity costs on a shared basis between customers and PSE.
        In the five-year period ended December 31, 2003, PSE’s gross electric utility plant additions were $941 million and retirements were $210 million. In the five-year period ended December 31, 2003, PSE’s gross gas utility plant additions were $551 million and retirements were $76 million. In the same five-year period, PSE’s gross common utility plant additions were $211 million and retirements were $45 million. Gross electric utility plant at December 31, 2003 was approximately $4.3 billion, which consisted of 59% distribution, 27% generation, 6% transmission and 8% general plant and other. Gross gas utility plant as of December 31, 2003 was approximately $1.7 billion, which consisted of 86% distribution, 6% transmission and 8% general plant and other. Gross common utility general and intangible plant at December 31, 2003 was approximately $391 million.

         INFRASTRUX GROUP, INC.
        InfrastruX was incorporated in the State of Washington in 2000 to pursue the non-regulated construction services business. InfrastruX is a national leader in providing infrastructure construction services to the electric and gas utility industries. InfrastruX has acquired 12 companies, primarily in the south/Texas, the north-central and eastern United States, that are engaged in some or all of the following services and activities in their respective regions or nationally:

•	Electric: Overhead and underground power line and cable construction, installation and maintenance, including high-voltage transmission and distribution lines, copper and fiberoptic cables; duct installation; revitalization and damage prevention for underground power lines and cables using the patented Cablecure® treatment; substation construction; and other specialty services for new and existing infrastructures.

•	Gas: Large-diameter pipeline installation and maintenance; service lines and meters; conventional river crossings and bridge maintenance; cathodic protection; power station fabrication and installation; vacuum excavation; hydrostatic testing; internal pipeline inspection; product pipelines; and other specialty services for distribution and transmission pipeline services including small, mid-size and large-bore directional drilling for virtually all pipeline diameters and soil conditions.

        InfrastruX is affected by seasonal weather conditions and, therefore, revenues and associated expenses are not generated evenly during the year. InfrastruX will usually experience its highest revenues in the second and third quarters of the year, as spring and summer months are routinely the most productive time of year for the construction industry due to longer daylight hours and generally better weather conditions.
        InfrastruX’s operating strategy revolves around leveraging the synergies of a core group of outstanding infrastructure construction contractors whose asset base, expertise, local knowledge, relationships and years of successful operations form a strong base for a growing business. The ability to share workforce, production equipment and expertise within and between regional geographies allows InfrastruX to provide local support for its customers and also move quickly to provide additional services as needs arise. The formation of regional service centers in 2003, where appropriate, is providing enhanced oversight and control as well as cost efficiencies surrounding back office operations, equipment control and other operational areas.
        The construction services industry is both highly competitive and highly fragmented as a result of low barriers to entry, the historical geographic segmentation of utility customers and the natural limitations of service delivery. Competitors of InfrastruX include large established and emerging national companies and many smaller regional companies. Puget Energy believes that InfrastruX’s competitive strengths, including a diverse customer base, long-standing relationships with several key customers and operational expertise in construction services will benefit InfrastruX, but there can be no assurance that a competitor will not be able to develop expertise, experience and resources to provide services that are superior in quality or price to InfrastruX’s services.
        While the general outlook appears to be improving, in the near term, InfrastruX’s market opportunities will continue to be constrained by the general economic and utility industry downturn that has resulted in reduced spending on infrastructure construction, including large pipeline and utility projects, by many of InfrastruX’s customers. As a result, competition on project bids will continue to be very strong, which may reduce profit margins and adversely impact revenue growth. Puget Energy management continues to believe that in the long term the opportunities for InfrastruX are excellent given an aging transmission and distribution infrastructure, forecasted growth in energy demand and the need for greater network infrastructure construction services.

        EMPLOYEES
        At December 31, 2003, Puget Energy and its subsidiaries had approximately 5,164 full-time employees:

Puget Sound Energy	2,155
InfrastruX	3,009
Total Puget Energy	5,164

        Approximately 1,100 PSE employees are represented by the International Brotherhood of Electrical Workers Union (IBEW) or the United Association of Plumbers and Pipefitters (UA). The labor contracts with the IBEW and UA run through 2007 and 2006, respectively.
        Approximately 400 InfrastruX employees are represented by the IBEW, UA, United Steelworkers of America, Laborers International Union of North America or other unions. Some unions have annual contract renewals while others have multiple-year contracts.

        CORPORATE LOCATION
        Puget Energy’s and PSE’s principal executive offices are located at 10885 N.E. 4th Street, Suite 1200, Bellevue, Washington 98004 and the telephone number is (425) 454-6363.

         AVAILABLE INFORMATION
        The Company’s website address is www.pse.com. The Company’s reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available or may be accessed free of charge through the Investors section of the Company’s website as soon as reasonably practical after the reports are electronically filed with, or furnished to, the SEC. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
        In addition, the following corporate governance materials of the Company are available in the Investors section of the Company’s website, and a copy will be mailed upon request to Puget Energy, Inc., Investor Services, P.O. Box 97034, PSE-08S, Bellevue, Washington 98009-9734:

•	Corporate Governance Guidelines;
•	Corporate Ethics and Compliance Code
•	Audit Committee, Governance and Public Affairs Committee and Compensation and Leadership Development Committee charters;
•	Code of Ethics for the Company’s Chief Executive Officer and senior financial officers.

        If the Company waives any material provision of its Code of Ethics for its Chief Executive Officer and senior financial officers or its Corporate Ethics and Compliance Code, or substantively changes the codes for any specific officer, the Company will disclose that waiver on its website within five business days.

REGULATION AND RATES
        PSE is subject to the regulatory authority of (1) the Washington Commission as to retail utility rates, accounting, the issuance of securities and certain other matters and (2) FERC with respect to the transmission of electric energy, the resale of electric energy at wholesale, accounting and certain other matters.

        ELECTRIC RATES AND REGULATION
        On October 24, 2003, PSE filed a request with the Washington Commission to increase its electric rates $64.4 million to recover higher projected power supply costs. The proposed rate increase includes, among other things, the recovery of the projected costs associated with PSE’s proposed acquisition of a 49.85% share of Frederickson Power LP’s Frederickson 1 generation facility (250 MW) located near Tacoma, Washington.
        On January 30, 2004, the Washington Commission staff filed testimony responding to PSE’s filing. The Washington Commission staff’s testimony finds that the decision to acquire the interest in the Frederickson 1 plant was prudent and that PSE’s costs to do so were reasonable. Accordingly, the Washington Commission staff recommended to the Washington Commission that PSE’s costs be recovered in rates. No other party filed testimony questioning the decision or costs to acquire the Frederickson 1 plant. Favorable treatment of this acquisition will benefit PSE’s customers and PSE going forward.
        In the same proceeding, Washington Commission staff and other parties, including the group Industrial Customers of the Northwest Utilities (ICNU), filed testimony seeking downward adjustments to PSE’s proposed electric rate increase. Among other things, they propose that a significant amount of PSE’s future fuel costs associated with an electric generating facility be disallowed for recovery in electric rates based upon their interpretation of a 1994 Commission Order and a contention that PSE should have secured fixed-price fuel supply options that were available in late 1997. After factoring in such proposed fuel supply disallowances and certain lower estimates of future power costs which would be trued-up to incurred actuals through PSE’s PCA mechanism, the Washington Commission staff recommends a net rate increase of $7.5 million as compared to PSE’s requested $64.4 million. If the Washington Commission were to adopt the Washington Commission staff’s or ICNU’s recommendations, the proposed fuel cost disallowances would adversely affect PSE’s future financial performance.

        PSE believes that the fuel cost disallowances proposed by the Washington Commission staff are legally and factually deficient, and PSE filed its rebuttal case on February 13, 2004. Washington Commission staff is independent from the Washington Commission in such a litigated proceeding and their positions do not represent an indication of the final outcome of the proceeding. The hearing was held in late February and the resolution of the power cost only rate case is expected by mid-April 2004. Another step in completing the acquisition of the power generating facility is to obtain the approval of FERC in accordance with the Federal Power Act (FPA). In December 2003, FERC issued an order in a case involving Oklahoma Gas & Electric Company (OGE) that suggested that FERC would scrutinize these transactions. In the OGE case, FERC has decided to hold hearings to analyze the effects on market share and transmission availability that would flow from the OGE acquisition. PSE took that decision into account when it filed its application in January 2004. FERC issued a letter on February 12, 2004 in response to PSE’s filing seeking additional information. PSE responded to the request on February 27, 2004, and still anticipates FERC approval of the acquisition in early 2004.
        PSE is currently preparing to file a general tariff electric rate case with the Washington Commission in the second quarter of 2004. The resolution of the general rate case may be up to an 11-month process from the time the general rate case is filed.
        On June 20, 2002, the Washington Commission issued final regulatory approval of the comprehensive electric rate settlement submitted by PSE, key constituents and customer groups, Washington Commission staff and the Washington State Attorney General’s Public Counsel Section. The authorization granted PSE a 4.6% electric general rate increase that began July 1, 2002, which was intended to generate approximately $59 million in additional revenue annually. In addition, the settlement provided for an 8.76% overall return on capital based on a projected capital structure with an equity component of 40% and an authorized 11% return on common equity. The settlement resolved all electric and gas cost allocation issues and established an 8.76% overall return on capital.
        The settlement also included a PCA mechanism that triggers if PSE’s costs to provide customers’ electricity falls outside certain bands from a normalized level of power costs established in the electric general rate case. The cumulative maximum pre-tax earnings exposure due to power cost variations over the four-year period ending June 30, 2006 is limited to $40 million plus 1% of the excess. All significant variable power supply cost drivers are included in the PCA mechanism (hydroelectric generation variability, market price variability for purchased power and surplus power sales, natural gas and coal fuel price variability, generation unit forced outage risk and wheeling cost variability). On an annual July through June basis, the mechanism apportions increases or decreases in power costs, on a graduated scale, between PSE and its customers in the following manner:

Annual Power Cost Variability	Customers' Share	Company's Share (1)
+/- $20 million	0%	100%
+/- $20-$40 million	50%	50%
+/- $40-$120 million	90%	10%
+/- $120+ million	95%	5%

        (1)   Over the four-year period July 1, 2002 through June 30, 2006, the Company’s share of pre-tax power cost variations is capped at a cumulative $40 million plus 1% of the excess.

        Interest will be accrued on any overcollection or undercollection of the customers’ share of the excess power cost that is deferred. PSE can request a PCA rate surcharge if for any 12-month period the actual or projected deferred power costs exceed $30 million. PSE’s cumulative share of the power costs through December 31, 2003 was $40 million. Principally because of adverse hydro conditions and escalating gas costs for electric generation in 2003, PSE reached the $40 million cumulative cap under the PCA mechanism in the fourth quarter of 2003. During 2003, PSE’s share of the excess power costs was $34.8 million compared to $5.2 million for 2002. Under the PCA mechanism, further increases in variable power costs through June 30, 2006 would be apportioned 99% to customers and 1% to PSE. PSE is required to file a Compliance Filing with the Washington Commission annually on June 30, in relation to the power costs under the PCA mechanism.
        The settlement also gave PSE the financial flexibility to rebuild its common equity ratio to at least 39% over a three-and-one-half-year period, with milestones of 34%, 36% and 39% at the end of 2003, 2004 and 2005, respectively. If PSE should fail to meet this schedule, it would be subject to a 2% rate reduction penalty. As of December 31, 2003, PSE has restored its common equity ratio to a 40% level, exceeding the required level for 2003 by 6%.

        RESIDENTIAL AND SMALL FARM EXCHANGE CREDIT
        In June 2001, PSE and Bonneville Power Administration (BPA) entered into an amended settlement agreement regarding the Residential Purchase and Sale Program, under which PSE’s residential and small farm customers would continue to receive the benefits of federal power. Completion of this agreement enabled PSE to continue to provide a Residential and Farm Energy Exchange Benefit credit to residential and small farm customers. The amended settlement agreement provides that, for its residential and small farm customers, PSE will receive: (a) cash payment benefits during the period July 1, 2001 through September 30, 2006 and (b) benefits in the form of power or cash payments during the period October 1, 2006 through September 30, 2011.
        Under the amended settlement agreement regarding the Residential Purchase and Sale Program, PSE reduces residential and small farm customers revenue on a per kWh basis through the Residential and Farm Energy Exchange Benefit credit. The credit has no impact on PSE’s electric margin or net income, as a corresponding reduction is included in purchased electricity expenses. The amended settlement agreement regarding the Residential Purchase and Sale Program provides PSE’s residential and small farm customers the benefits of lower-cost federal power.
        On June 17, 2002, PSE entered into an agreement with BPA, which modified the payment provisions of the amended settlement agreement to provide for conditional deferral of payment by BPA of certain amounts to be paid under the original agreement. Under the modified agreement, BPA deferred paying a portion of the benefits it would have otherwise paid. The amount of benefits deferred was $3.5 million each month for the eight-month period beginning February 2003, for a total deferral of $27.7 million. Contemporaneously with entering into this agreement with PSE, BPA entered into other agreements similar to the agreement with PSE through which other investor-owned utilities and BPA agreed to BPA’s deferral of payments in its fiscal year 2003. The total cumulative amount deferred under the agreement with PSE and other such agreements equals $55 million. Absent certain adjustments tied to a BPA rate adjustment clause, BPA will begin paying back the amount deferred with interest over the 60-month period beginning October 1, 2006.
        In January 2003, PSE filed revised tariff sheets with the Washington Commission to reflect this modification to the agreement between PSE and BPA. The Washington Commission accepted the tariff changes and the Residential and Farm Energy Exchange Benefit credit was changed to $0.01740 per kWh from $0.01817 per kWh for the period February 15, 2003 through September 30, 2006. On June 30, 2003, BPA adopted its final Record of Decision in the February 2003 rate case, which established a formula under the BPA rate adjustment clause to be used in adjusting the rate that will affect the level of residential exchange benefits for PSE’s customers. The adjustment under the formula went into effect on October 1, 2003, resulting in both a reduction of benefits of $1.0 million a month for a 12-month period and, under the modified amended settlement agreement mentioned above, an offsetting acceleration of the payment of the above-described $27.7 million deferral. The net result is no change in the cash being received from BPA for the 12-month period, but a reduction in the total benefits to be received in the October 1, 2003 through September 30, 2011 period.
        For 2003 and 2002, the Residential and Farm Energy Exchange Benefit credited to customers was $181.9 million and $156.8 million, respectively, with a related offset to power costs. PSE received payments from BPA in the amount of $147.9 million and $171.2 million during 2003 and 2002, respectively. The difference between the customers’ credit and the amount received from BPA either increases or decreases the previously deferred amount owed to customers. The aggregated deferred amount is recorded on PSE’s balance sheet as restricted cash. Absent certain adjustments tied to the BPA rate adjustment clause described above, the modified amended settlement agreement will provide for payments from BPA in the amount of $630.6 million for the period January 2003 through September 2006 and for a pass-through of the same amount to eligible residential and small farm customers.
        On October 23, 2003, PSE signed conditional settlement agreements including a Stipulation and Agreement for Settlement, a Waiver and Covenant Not to Sue, and an Amendment No. 1 to the amended settlement agreement. These conditional settlement agreements, which are now void because certain conditions were not satisfied, included provisions for the dismissal of certain lawsuits regarding residential exchange benefits, an elimination of the adjustment mentioned above for the 12-month period commencing October 1, 2003, the deferral of the receipt of certain benefits, a change in the methodology used to calculate residential benefits in the October 1, 2006 through September 30, 2011 period, and elimination of a risk premium that would otherwise have been payable by BPA under certain conditions under the amended settlement agreement.

        There are several actions in the U.S. Ninth Circuit Court of Appeals against BPA, in which the petitioners assert or may assert that BPA acted contrary to law or without authority in deciding to enter into, or in entering into or performing, a number of contracts, including the amended settlement agreement and the conditional settlement agreements between BPA and PSE described above. BPA rates used in such amended settlement agreement between BPA and PSE for determining the amounts of money to be paid to PSE as residential exchange benefits during the period October 1, 2001 through September 30, 2006 have been confirmed, approved and allowed to go into effect by FERC. There are also several actions in the U.S. Ninth Circuit Court of Appeals against BPA, in which petitioners assert that BPA acted contrary to law in adopting or implementing the rates or rate adjustment clause upon which the benefits received or to be received from BPA during the October 1, 2001 through September 30, 2006 period are based. It is not clear what impact, if any, review of such rates and the above-described District Court and U.S. Ninth Circuit Court of Appeals actions may have on PSE.

        GAS RATES AND REGULATION
        PSE has a PGA mechanism in retail gas rates to recover variations in gas supply and transportation costs. The PGA mechanism passes through to customers these variations in gas rates, and therefore PSE’s gas margin and net income are not affected by changes in the PGA rates. The following rate adjustments were approved by the Washington Commission in relation to the PGA during 2003, 2002 and 2001:

EFFECTIVE DATE	PERCENTAGE INCREASE (DECREASE) IN RATES		ANNUAL INCREASE (DECREASE) IN REVENUES (DOLLARS IN MILLIONS)
October 1, 2003	13.3%		$78.8
April 10, 2003	20.1%		103.6
November 1, 2002	(12	.5)%	(70.6)
September 1, 2002	(7	.3)%	(45.0)
June 1, 2002	(21	.2)%	(138.9)
September 1, 2001	(8	.9)%	(81.1)
January 12, 2001	26.4%		163.5

        On August 28, 2002, the Washington Commission approved a 5.8% gas rate increase in general rates to cover higher costs of providing natural gas services to customers. The increase was intended to provide approximately $35.6 million annually in revenues. This rate increase became effective September 1, 2002.
        PSE is currently preparing to file a general tariff gas rate case with the Washington Commission in the second quarter of 2004. The resolution of the general rate case may be up to an 11-month process from the time the general rate case is filed.

UTILITY INDUSTRY OVERVIEW
        FEDERAL REGULATION
        Since the mid-1990s FERC has required public utilities operating under the FPA to provide open access of their transmission systems to third parties under tariffs approved by FERC. As a result of open access, there has been no material effect on the financial statements of PSE.
        On July 31, 2002, FERC issued its Notice of Proposed Rulemaking on Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design (SMD NOPR). The SMD NOPR would have major implications for the delivery of electric energy throughout the United States if enacted in its proposed form. Major elements of FERC’s proposal include: (a) The use of Network Access Service would replace the existing network and point-to-point services. All customers, including load-serving entities on behalf of bundled retail load, would be required to take network service under a new pro forma tariff. (b) Vertically integrated utilities would be required to retain Independent Transmission Providers to administer the new tariff and functionally operate transmission systems. (c) Regional State Advisory Committees and other regional entities would form to coordinate the planning, certification and siting of new transmission facilities in cooperation with states. State regulators and industry representatives have pointed out that the western North American electricity market has unique characteristics that may not readily lend themselves to the SMD NOPR proposed by FERC. FERC has expressed its willingness to offer regional flexibility in its order on RTO West, Docket Nos. RT01-35-005 and RT01-35-007, issued September 18, 2002. In April 2003, FERC issued a white paper responding to concerns of state regulators regarding the impact of the SMD NOPR proposal on the western market. PSE cannot predict the outcome of the SMD NOPR or whether the ultimate resolution will have a material impact on the financial condition, results of operations or liquidity of the Company.

         STATE REGULATION
        The electric utility business in the State of Washington is fully regulated and provides service to its customers under cost-based tariff rates. PSE is not aware of any proposals or prospects for retail deregulation in the State of Washington.
        Since 1986 PSE has been offering gas transportation as a separate service to industrial and commercial customers who choose to purchase their gas supply directly from producers and gas marketers. The continued evolution of the natural gas industry, resulting primarily from FERC Orders 436, 500 and 636, has served to increase the ability of large gas end-users to independently obtain gas supply and transportation services. Although PSE has not lost any substantial industrial or commercial load as a result of such activities, in certain years up to 160 customers annually have taken advantage of unbundled transportation service; in 2003, 134 commercial and industrial customers, on average, chose to use such service. The shifting of customers from sales to transportation does not materially impact utility margin, as PSE earns similar margins on transportation service as it does on large-volume, interruptible gas sales.

ELECTRIC OPERATING STATISTICS

TWELVE MONTHS ENDED DECEMBER 31	2003	2002	2001

Generation and purchased power-kWh (thousands):
Company-controlled resources	6,965,840	6,996,276	9,684,087
Contracted resources	11,021,471	12,085,729	11,901,762
Non-firm energy purchased	8,121,009	7,584,398	6,987,319

Total generation and purchased power	26,108,320	26,666,403	28,573,168
Less losses and company use	(1,338,401)	(1,341,126)	(1,152,840)

Total energy sold, kWh	24,769,919	25,325,277	27,420,328

Electric energy sales, kWh (thousands):
Residential	9,845,854	9,845,527	9,555,264
Commercial	8,222,166	8,012,538	7,953,165
Industrial	1,372,815	1,416,107	2,540,722
Other customers	93,438	90,840	154,749

Total energy billed to customers	19,534,273	19,365,012	20,203,900
Unbilled energy sales - net increase (decrease)	65,082	(102,811)	(278,392)

Total energy sales to customers	19,599,355	19,262,201	19,925,508
Sales to other utilities and marketers	5,170,564	6,063,076	7,494,820

Total energy sales, kWh	24,769,919	25,325,277	27,420,328

Less: optimization purchases for sales to other
utilities and marketers	(62,200)	(2,596,505)	(2,512,478)
Transportation, including unbilled	2,020,562	2,307,081	363,826

Net electric energy sales and transported, kWh	26,728,281	25,035,853	25,271,676

Electric operating revenues by classes (thousands):
Residential	$603,722	$616,522	$583,714
Commercial	556,038	536,021	509,134
Industrial	88,201	90,121	281,161
Other customers	54,259	26,500	25,351

Operating revenues billed to customers[1]	1,302,220	1,269,164	1,399,360
Unbilled revenues - net increase (decrease)	4,193	(7,118)	(70,615)

Total operating revenues from customers	1,306,413	1,262,046	1,328,745
Transportation, including unbilled	11,542	15,551	2,537
Sales to other utilities and marketers	193,714	152,736	1,021,376
Less: optimization purchases for sales to other
utilities and marketers	(2,206)	(64,448)	(487,431)

Total electric operating revenues	$1,509,463	$1,365,885	$1,865,227

Number of customers served (average):
Residential	854,088	839,878	826,187
Commercial	108,479	104,273	100,015
Industrial	3,952	3,953	4,012
Other	2,060	1,932	1,758
Transportation	16	16	5

Total customers (average)	968,595	950,052	931,977

Average retail revenues per kWh sold:
Residential	$0.0617	$0.0632	$0.0628
Commercial	0.0680	0.0675	0.0655
Industrial	0.0650	0.0649	0.1120
Average retail revenue per kWh sold	0.0646	0.0651	0.0701

Average revenue billed to residential customers	$711	$741	$726
Average kWh used by residential customers	11,528	11,723	11,565

Heating degree days	4,527	4,946	4,993
Percent of normal - NOAA 30-year average	94.4%	103.1%	104.1%

Load factor	73.5%	61.6%	59.8%

1 Operating revenues in 2003, 2002 and 2001 were reduced by $7.7 million, $12.7 million and $31.0 million, respectively, as a result of PSE's sale of $237.7 million of its investment in customer-owned conservation measures. Beginning July 2003, these related revenues are now consolidated as a result of Financial Accounting Standards Board Interpretation No. 46. (See "Operating Revenues - Electric" in Management's Discussion and Analysis and Note 1 to the Consolidated Financial Statements.)

ELECTRIC SUPPLY
        At December 31, 2003, PSE’s peak electric power resources were approximately 4,537,495 KW. PSE’s historical peak load of approximately 4,847,000 KW occurred on December 21, 1998. In order to meet an extreme winter peak load, PSE supplements its electric power resources with call options and other instruments that may include, but are not limited to, weather-related hedges and exchange agreements. During 2003, PSE’s total electric energy production was supplied 26.7% by its own resources, 19.9% through long-term contracts with several of the Washington Public Utility Districts (PUDs) that own hydroelectric projects on the Columbia River and 22.3% from other firm purchases. Short-term wholesale purchases, net of sales to other utilities and marketers, accounted for 14.1% of energy purchases in 2003.
        The following table shows PSE’s electric energy supply resources at December 31, 2003 and 2002, and energy production during the year:

PEAK POWER RESOURCES AT DECEMBER 31,	ENERGY PRODUCTION (IN THOUSANDS)
	2003		2002		2003		2002

	KW	%	KW	%	kWh	%	kWh	%

Purchased resources:
Columbia River PUD contracts	1,349,460	29.8%	1,391,000	30.4%	5,191,346	19.9%	5,988,118	22.5%
Other hydro[1]	177,160	3.9%	175,660	3.8%	622,900	2.4%	717,215	2.7%
Other producers[1]	1,209,675	26.7%	1,209,675	26.4%	5,207,225	19.9%	5,380,396	20.2%
Short-term wholesale energy purchases[2]	N/A	N/A	N/A	N/A	8,121,009	31.1%	7,584,398	28.4%

Total purchased	2,736,295	60.4%	2,776,335	60.6%	19,142,480	73.3%	19,670,127	73.8%

Company-controlled resources:
Hydro	310,400	6.8%	300,000	6.6%	1,238,900	4.7%	1,351,540	5.1%
Coal	700,000	15.4%	700,000	15.3%	4,950,734	19.0%	4,627,901	17.3%
Natural gas/oil	790,800	17.4%	800,800	17.5%	776,206	3.0%	1,016,835	3.8%

Total Company-controlled	1,801,200	39.6%	1,800,800	39.4%	6,965,840	26.7%	6,996,276	26.2%

Total	4,537,495	100.0%	4,577,135	100.0%	26,108,320	100.0%	26,666,403	100.0%

        PSE filed its electric Least Cost Plan on April 30, 2003 with the Washington Commission. The plan supported a strategy of diverse electric power resource acquisitions including resources fueled by natural gas and coal, renewable resources (e.g., wind) and shared resources. A Least Cost Plan Update was filed in August 2003, which integrated conservation programs into the resource mix. The Least Cost Plan was followed with the proposed acquisition of a gas combined-cycle combustion turbine, and the issuing of a wind resource RFP in December 2003. An all-source RFP was issued in February 2004.

         COMPANY-CONTROLLED ELECTRIC GENERATION RESOURCES
        At December 31, 2003, PSE has the following plants with an aggregate net generating capacity of 1,801,200 KW:

Plant Name	Plant Type	Total KW Capacity	Year Installed
Colstrip 1 & 2 (50% interest)	Coal	330,000	1975 & 1976
Colstrip 3 & 4 (25% interest)	Coal	370,000	1984 & 1986
Upper Baker River	Hydro	91,000	1959
Lower Baker River	Hydro	79,000	Reconstructed 1960
			Upgraded 2001
White River[3]	Hydro	70,000	1911
Snoqualmie Falls	Hydro	44,400	1898 to 1911 and 1957
Electron	Hydro	26,000	1904 to 1929
Fredonia Units 1 & 2	Dual-fuel combustion turbines	210,000	1984
Fredrickson Units 2 & 3	Dual-fuel combustion turbines	150,000	1981
Whitehorn Units 2 & 3	Dual-fuel combustion turbines	150,000	1981
Fredonia Units 3 & 4	Dual-fuel combustion turbines	108,000	2001
Encogen	Natural gas cogeneration	170,000	1993
Crystal Mountain	Internal combustion	2,800	1969

1 Power received from other utilities is classified between hydro and other producers based on the character of the utility system used to supply the power or, if the power is supplied from a particular resource, the character of that resource.
2 Short-term wholesale purchases net of resales of 5,170,564 MWh and 6,063,076 MWh for 2003 and 2002, respectively, account for 14.1% and 7.4% of energy purchases.
3 Effective January 15, 2004, the White River generating plant ceased operations as a result of PSE rejecting the FERC license.

        PSE and PPL Montana, the other owner of Colstrip Units 1 & 2, are engaged in a dispute with Western Energy Company, a subsidiary of Westmoreland Coal Company, the supplier of coal to the Colstrip power plants. The dispute is in the binding arbitration process and concerns the price that PSE and PPL Montana will pay for coal under the contract for Colstrip Units 1 & 2 through the end of the contract in 2009. This arbitration is contemplated as a price adjustment mechanism in that contract. The present arbitration schedule would resolve the dispute in the second quarter of 2004. Any price adjustment could be retroactive to July 30, 2001 and would apply through the rest of the term. Fuel supply costs for electric generation after July 1, 2002 are part of PSE’s PCA mechanism.
        On October 13, 2003, PSE received a letter from Western Energy Company that enclosed an Audit Issue Letter dated July 25, 2003 from the Montana Department of Revenue, pertaining to some allegedly underpaid royalties on coal purchased by PSE from Western Energy Company between February 1997 and June 2000. PSE used the coal as fuel for its share of the Colstrip Units 3 & 4 generating plant. PSE’s coal price for that period was reduced by a settlement PSE and Western Energy Company had entered into in 1997. Western Energy Company takes the position that PSE must reimburse Western Energy Company for any additional charges that result from the Audit Issue Letter. The Audit Issue Letter seeks payment of over $1.1 million for royalties for the federal government. If that position is correct, it could raise issues of other royalties and taxes that might apply. PSE will investigate and defend this claim vigorously. PSE cannot predict the outcome of this issue.

         FERC HYDROELECTRIC LICENSES
        As part of its hydroelectric operations, PSE is required to obtain licenses from FERC. A typical license contains mandatory conditions of operation, such as flow rate requirements, adherence to certain ramping protocols for outages, maintenance of reservoir levels, equipment upgrade projects, and fish and wildlife mitigation projects. The licensing and relicensing processes involve harmonizing conflicting rights and obligations of numerous governmental, non-governmental and private parties, and dealing with issues that may include environmental compliance, fish protection and mitigation, water quality, Native American rights, private landowner rights, title claims, operational and capital improvements, and flood control. As a result, a number of political, compliance and financial risks can arise from the licensing and relicensing processes.
        PSE owns four hydroelectric projects: the Baker River Project, the Snoqualmie Falls Project, the Electron Project and the White River Project. The Baker River and Snoqualmie Falls Projects are operating under the jurisdiction of FERC. FERC regulates dam safety and administers proceedings under the FPA to license jurisdictional hydropower projects. FERC licenses are generally issued for a term of 30-50 years. The Baker River and Snoqualmie Falls Projects are currently in FERC relicensing proceedings. Relicensing proceedings involve multiple parties and interests, and frequently take several years to complete. Relicensing proceedings also invoke the jurisdiction of other federal and state agencies, and these agencies determine various matters that affect the terms and conditions of the FERC license. The Electron Project is not subject to FERC jurisdiction. The White River Project was shut down on January 15, 2004 as a result of PSE’s rejection of the FERC license that made the project uneconomical to operate.
        Baker River Project. The Baker River Project consists of the Lower Baker Development (constructed in 1925) and the Upper Baker Development (constructed in 1959) and is located upstream of the confluence of the Baker and Skagit Rivers in Whatcom and Skagit Counties. The project has a current authorized capacity of 170.0 MW. The project was licensed for 50 years, effective May 1, 1956. The project’s current license expires on April 30, 2006, and PSE will issue its Notice of Intent to file a new license application in April 2004. Consultation has been initiated with the National Marine Fisheries Service and United States Fish and Wildlife Service under Section 7 of the Endangered Species Act, and consultation is ongoing with PSE acting as the non-federal representative during said consultation. PSE anticipates submitting a new license application to relicense the project on or before April 30, 2004.
        Snoqualmie Falls Project. The Snoqualmie Falls Project, built in 1898, was the world’s first electric generating facility to be built totally underground. It is located 3.5 miles downstream of the confluence of the North, Middle and South Forks of the Snoqualmie River. The project has a current authorized capacity of 44.4 MW. The original license of the project was issued May 13, 1975, effective March 1, 1956, and terminated on December 31, 1993. PSE filed its application to relicense the project on November 25, 1991, and has been operating the project pursuant to annual licenses issued by FERC since the original license expired.
        All necessary federal and state review processes prerequisite to FERC’s issuance of a new license were completed as of October 2003. The Snoqualmie Tribe filed an appeal of the State of Washington, Department of Ecology’s water quality certification in November 2003, which appeal is presently pending before the Washington State Pollution Control Hearings Board. The matter is set for hearing on March 22, 2004. The outcome of this matter is not expected to have a material impact upon the financial condition, results of operations or liquidity of the Company.
        Electron Project. The Electron Project was built in 1904 in the upper reaches of the Puyallup River. The project’s capacity is currently 26.0 MW. In 1977, the project was determined to be a “pre-1935” project under the FPA and therefore not subject to FERC jurisdiction. In this status, the project can continue to operate without a FERC license absent “post-1935” construction of a nature sufficient to invoke FERC’s jurisdiction. PSE does not anticipate undertaking any betterments or improvements to the project that would entail “post-1935” construction.
        The project also operates in compliance with the terms and conditions of a “Resource Enhancement Agreement” with the Puyallup Indian Tribe. This agreement resolved the Tribe’s long-standing claims for resource and other damages allegedly associated with the construction and operation of the project. The agreement also provides that in 2018 PSE must decide to either retire the project by 2026 or, in lieu of retirement, undertake significant upgrades that would likely invoke FERC jurisdiction. The outcome of these deliberations is not expected to have a material impact upon the financial condition, results of operations or liquidity of the Company.
        White River Project. The White River Project was built in 1911 and was operated as a hydropower facility until January 15, 2004. The project’s capacity was 70.0 MW. For many years, the project was believed to fall outside of the jurisdiction of the FPA. In the 1970s, FERC’s jurisdiction over the project was established. PSE submitted a license application to FERC in 1983. In December 1997, FERC issued a proposed license for the project. PSE appealed the 1997 license because it contained terms and conditions that would render ongoing operations of the project uneconomic relative to alternative resources. In November 2003, PSE determined that it could no longer continue to economically operate the project due to additional conditions related to two listings under the Endangered Species Act. On December 23, 2003, PSE notified FERC of its intent to reject the 1997 license, cease generation of electricity and terminate the FERC licensing proceeding. PSE is actively seeking to sell the project to one or more entities interested in maintaining the reservoir for commercial purposes.
        On December 29, 2003, PSE entered into a one-year contract with the United States Army Corps of Engineers (COE) to maintain operation of the White River diversion dam to support the COE’s ongoing operation of its Mud Mountain Dam fish passage facilities. The agreement provides for reimbursement of a portion of PSE’s operating costs and directs PSE to operate the diversion dam in accordance with measures determined by federal agencies to be necessary to protect listed species and habitat. Homeowners and others interested in preserving the project reservoir (Lake Tapps) have expressed concern over the possible loss of the reservoir and there has been a solicitation of interest in a potential lawsuit against PSE to preserve the reservoir, but no such lawsuit has been filed. In January 2001, certain environmental groups gave notice of their intent to sue for alleged violations of the Endangered Species Act, but no such lawsuit has been filed.
        On December 10, 2003, PSE filed a petition with the Washington Commission for an Accounting Order which will allow for rate recovery of the unrecovered investment in the project. The resolution of this matter will be decided in the power cost only rate case, which is expected by mid-April 2004. The Washington Commission staff’s testimony in PSE’s pending power cost only rate case proceeding supports PSE’s petition. At December 31, 2003, the White River Project net book value totaled $68.4 million, which included $47.9 million of net utility plant, $15.2 million of capitalized FERC licensing costs and $5.3 million of costs related to construction work in progress. The FERC licensing costs and construction work in progress charges were deferred to a regulatory asset. To meet the demands of PSE’s retail customers, electric generation after January 15, 2004 will be purchased from the wholesale energy market.

         NEW GENERATION RESOURCES
        In October 2003, PSE completed negotiations to purchase a 49.85% interest in a 275 MW (250 MW capacity with 25 MW planned capital improvements) gas-fired electric generating facility located within Western Washington. The purchase will add approximately 137 MW of electric generation capacity to serve PSE’s retail customers. PSE submitted a power cost only rate case in October 2003 to the Washington Commission to recover the approximately $80 million cost of the new generating facility and other power costs. The power cost only rate case is expected to last approximately five months, with an order anticipated to be issued in mid-April 2004. Accordingly, the acquisition of the plant, subject to favorable approval by the Washington Commission, could be completed by April 2004. In addition, the acquisition will require approval from FERC under the FPA. PSE filed its application in January 2004 with FERC and anticipates approval in early 2004.
        In addition, PSE has issued an RFP to acquire approximately 50 average MW of energy from wind power for its electric-resource portfolio and is currently evaluating responses to this request. PSE issued an RFP in February 2004 for an additional 305 MW of electric power resource generation with proposals due back in March 2004.

         COLUMBIA RIVER ELECTRIC ENERGY SUPPLY CONTRACTS
        During 2003, approximately 19.9% of PSE’s energy output was obtained at an average cost of approximately $0.0164 per kWh through long-term contracts with several of the Washington PUDs that own and operate hydroelectric projects on the Columbia River.
        PSE’s purchases of power from the Columbia River projects are on a “cost of service” basis under which PSE pays a proportionate share of the annual debt service and operating and maintenance costs of each project in proportion to the contractual shares that PSE has rights to from such project. Such payments are not contingent upon the projects being operable, which means PSE is required to make the payments even if power is not being delivered. These projects are financed through substantially level debt service payments, and their annual costs may vary over the term of the contracts as additional financing is required to meet the costs of major repairs or replacements or license requirements, or changes to annual operating and maintenance expenses are required.
        PSE has contracted to purchase from Chelan County PUD (Chelan) a 50% share of the output of the original units of the Rock Island Project, which percentage will remain unchanged for the duration of the contract that expires in 2012. PSE has also contracted to purchase the output of the additional Rock Island units for the duration of the contract. As of December 31, 2003, PSE’s aggregate capacity from all units of the Rock Island Project was 413,900 KW. PSE’s share of output of the additional Rock Island units may be reduced by up to 10% per year. Chelan began withdrawing 5% of the power from the additional Rock Island units for use in meeting its local load on July 1, 2000. The maximum withdrawal that Chelan may make from the additional units is 50%. The schedule of withdrawals by Chelan for the additional Rock Island units is as follows:

Date of Withdrawal	Withdrawal Percentage	PSE Capacity after Withdrawal
July 1, 2003	10%	75%
February 1, 2005	10%	65%
July 1, 2005	10%	55%
November 1, 2006	5%	50%

        PSE has contracted to purchase from Chelan 38.9% (505,000 KW of peak capacity as of December 31, 2003) of the annual output of the Rocky Reach Project, which percentage remains unchanged for the remainder of the contract which expires in 2011.
        PSE has contracted to purchase from Douglas County PUD 31.3% (261,000 KW as of December 31, 2003) of the annual output of the Wells Project, the percentage of which remains unchanged for the remainder of the contract which expires in 2018.
        Early in 2003, the Colville Confederated Tribes (Colville Tribe) presented a claim to Douglas County PUD based upon allegedly unpaid past annual charges for the Wells Hydroelectric Project for the use of Colville tribal lands. The Colville Tribe also claimed that annual charges would also be due for periods into the future. Since April 2003, Douglas County PUD and Colville Tribe representatives have discussed settlement of this issue. The settlement discussions may lead to a resolution of the claim. A settlement of this claim could affect the quantity or the price of the output of the Wells Project purchased by PSE. PSE has contracted to purchase from Grant County PUD 8.0% (72,000 KW as of December 31, 2003) of the annual output of the Priest Rapids Development and 10.8% (98,000 KW of peak capacity as of December 31, 2003) of the annual output of the Wanapum Development, which percentages remain unchanged for the remainder of the original contract terms which expire in 2005 and 2009, respectively. On December 28, 2001, PSE signed a contract offer for new contracts for the Priest Rapids and Wanapum Developments. On April 12, 2002, PSE signed amendments to those agreements which are technical clarifications of certain sections of the agreements. Under the terms of these contracts, PSE will continue to obtain capacity and energy for the term of any new FERC license to be obtained by Grant County PUD. Grant County PUD filed an “Application for New License for the Priest Rapids Project” on October 29, 2003. The new contracts' terms begin in November 2005 for the Priest Rapids Development and in November 2009 for the Wanapum Development. Unlike the current contracts, in the new contracts PSE’s share of power from the developments declines over time as Grant County PUD’s load increases.
        On March 8, 2002, the Yakama Nation filed a complaint with FERC, which alleged that Grant County PUD’s new contracts unreasonably restrain trade and violate various sections of the FPA and Public Law 83-544. On November 21, 2002, FERC dismissed the complaint while agreeing that certain aspects of the complaint had merit. As a result, FERC has ordered Grant County PUD to remove specific sections of the contract which constrain the parties to the Grant County PUD contracts from competing with Grant County PUD for a new license. A rehearing was requested but was denied by FERC on April 16, 2003. Both the Yakama Nation and Grant County PUD have appealed the FERC decision and the appeals have been consolidated in the Ninth Circuit Court of Appeals.

         ELECTRIC ENERGY SUPPLY CONTRACTS AND AGREEMENTS WITH OTHER UTILITIES
        PSE has entered into long-term firm purchased power contracts with other utilities in the West region. PSE is generally not obligated to make payments under these contracts unless power is delivered.
        Under a 1985 settlement agreement relating to Washington Public Power Supply System Nuclear Project No. 3, in which PSE had a 5% interest, PSE is entitled to receive electric power from BPA, beginning January 1, 1987, during the months of November through April. Under the contract, PSE is guaranteed to receive not less than 191,667 MWh in each contract year until PSE has received total deliveries of 5,833,333 MWh. PSE expects the contract to be in effect until at least June 2008. Also pursuant to the 1985 settlement agreement, BPA has an option to request that PSE deliver up to 56 MW of exchange energy to BPA in all months except May, July and August for contract year 2003 — 2004.
        On October 31, 2003, a 15-year contract for the purchase of firm power and energy between PacifiCorp and PSE expired under the terms of the agreement. The contract provided for 120 average MW of energy and 200 MW of peak capacity annually.
        On October 1, 1989, PSE signed a contract with The Montana Power Company, which subsequently sold its utility assets to NorthWestern Corporation (NorthWestern) in 2002. Under the contract, NorthWestern provides PSE 71 average MW of energy (97 MW of peak capacity) over a 21-year period. This contract expires in December 2010. On September 14, 2003, NorthWestern filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. PSE has several long-term contracts with NorthWestern under which PSE jointly owns facilities or purchases power or transmission services from NorthWestern. PSE and NorthWestern entered into a settlement of one outstanding dispute concerning transmission losses associated with power deliveries to PSE under the 21-year power purchase agreement PSE has with NorthWestern. That settlement was approved by the bankruptcy court on December 11, 2003. PSE does not expect the filing of NorthWestern’s petition to have a material impact upon the financial condition, results of operations or liquidity of the Company.
        PSE executed an exchange agreement with Pacific Gas & Electric Company (PG&E) which became effective on January 1, 1992. Under the agreement, 300 MW of capacity together with up to 413,000 MWh of energy are exchanged seasonally each year. No payments are made under this agreement. PG&E is a summer peaking utility and provides power during the months of November through February. PSE is a winter peaking utility and provides power during the months of June through September. Each party may terminate the contract upon notifying the other party at least five years in advance. On December 20, 2001, PSE notified PG&E of its intent to terminate the agreement as of the end of 2006. In May 2002, PG&E responded and stated its view that PSE’s notice was void due to PG&E’s bankruptcy. PSE has not responded to the PG&E letter.

         ELECTRIC ENERGY SUPPLY CONTRACTS AND AGREEMENTS WITH NON-UTILITY GENERATORS
        As required by the federal Public Utility Regulatory Policies Act, PSE entered into long-term firm purchased power contracts with non-utility generators. The most significant of these are the contracts described below which PSE entered into in 1989, 1990 and 1991 with operators of natural gas-fired cogeneration projects. PSE purchases the net electrical output of these three projects at fixed and annually escalating prices, which were intended to approximate PSE’s avoided cost of new generation projected at the time these agreements were made.
        On February 24, 1989, PSE executed a 20-year contract to purchase 108 average MW of energy and 123 MW of capacity, beginning in April 1993, from Sumas Cogeneration Company, L.P., which owns and operates a natural gas-fired cogeneration project located in Sumas, Washington.
        On June 29, 1989, PSE executed a 20-year contract to purchase 70 average MW of energy and 80 MW of capacity, beginning October 11, 1991, from the March Point Cogeneration Company (March Point), which owns and operates a natural gas-fired cogeneration facility known as March Point Phase I located at the Equilon refinery in Anacortes, Washington. On December 27, 1990, PSE executed a second contract (having a term coextensive with the first contract) to purchase an additional 53 average MW of energy and 60 MW of capacity, beginning in January 1993, from another natural gas-fired cogeneration facility owned and operated by March Point, which facility is known as March Point Phase II and is located at the Equilon refinery in Anacortes, Washington.
        On March 20, 1991, PSE executed a 20-year contract to purchase 216 average MW of energy and 245 MW of capacity, beginning in April 1994, from Tenaska Washington Partners, L.P., which owns and operates a natural gas-fired cogeneration project located near Ferndale, Washington. In December 1997 and January 1998, PSE and Tenaska Washington Partners entered into revised agreements in which PSE became the principal natural gas supplier to the project and power purchase prices under the Tenaska contract were revised to reflect market-based prices for the natural gas supply. PSE obtained an order from the Washington Commission creating a regulatory asset related to the $215 million restructuring payment. Under terms of the order, PSE was allowed to accrue as an additional regulatory asset one-half the carrying costs of the deferred balance over the first five years, which ended December 2002. The balance of the regulatory asset at December 31, 2003 was $216.7 million, which will be recovered in electric rates through 2011. In the power cost only rate case, the Washington Commission staff has identified a portion of this asset as a possible disallowance for the future rate recovery. The power cost only rate case order from the Washington Commission is expected in mid-April 2004.
        In December 1999, PSE bought out the remaining 8.5 years of one of the natural gas supply contracts serving Encogen from Cabot Oil & Gas Corporation (Cabot) which provided approximately 60% of the plant’s natural gas requirements. PSE became the replacement gas supplier to the project for 60% of the supply under the terms of the Cabot agreement. The balance of the regulatory asset at December 31, 2003 is $11.0 million, which will be recovered in electric rates through 2008. In the power cost only rate case, the Washington Commission staff has identified a portion of this asset as a possible disallowance for future rate recovery. The power cost only rate case order from the Washington Commission is expected in mid-April 2004.

         ELECTRIC TRANSMISSION CONTRACTS WITH OTHER UTILITIES
        PSE has entered into numerous transmission contracts with BPA to integrate electric generation resources and energy contracts into the PSE system. These transmission contracts specify that PSE will pay based on the contracted level of transmission service, regardless of actual use.
        The general transmission agreement with BPA provides for the integration of PSE’s share of the Colstrip Project and the PG&E exchange. The hourly demand limit is 1,161 MW. This contract is effective through July 31, 2014.
        PSE has an additional six transmission agreements with BPA to integrate PSE’s share of the Mid-Columbia hydro projects. The hourly demand limit of all six contracts totals 1,136 MW. The contracts have remaining terms from 2 to 15 years.
        PSE’s transmission expenses for integrating its firm resources was $35.1 million in 2003. The transmission rates used by BPA for these contracts are effective through September 30, 2005. BPA rates change from time to time based upon BPA’s rate cases.
        In October 1997, a 10-year power exchange agreement between PSE and Powerex (a subsidiary of a British Columbia utility) became effective. Under this agreement, Powerex pays PSE for the right to deliver up to 1,200,000 MWh annually to PSE at the Canadian border in exchange for PSE delivering power to Powerex at various locations in the United States. The agreement also allows Powerex to make up any exchange volumes not used up to two years after the end of the annual period.

GAS OPERATING STATISTICS

TWELVE MONTHS ENDED DECEMBER 31	2003	2002	2001

Gas operating revenues by classes (thousands):
Residential	$ 401,717	$ 428,569	$ 486,761
Commercial firm	149,671	167,434	196,904
Industrial firm	24,164	28,312	37,411
Interruptible	34,046	48,889	71,997

Total retail gas sales	609,598	673,204	793,073
Transportation services	13,796	12,851	11,780
Other	10,836	11,100	10,218

Total gas operating revenues	$ 634,230	$ 697,155	$ 815,071

Number of customers served (average):
Residential	583,439	565,003	548,497
Commercial firm	46,813	45,916	45,998
Industrial firm	2,685	2,727	2,789
Interruptible	611	650	833
Transportation	134	122	112

Total customers	633,682	614,418	598,229

Gas volumes, therms (thousands):
Residential	500,116	500,672	494,648
Commercial firm	216,951	218,716	214,713
Industrial firm	36,890	39,142	42,287
Interruptible	61,739	81,045	98,733

Total retail gas volumes, therms	815,696	839,575	850,381
Transportation volumes	209,497	207,852	188,196

Total volumes	1,025,193	1,047,427	1,038,577

Working gas volumes in storage at year end, therms (thousands):
Jackson Prairie	60,365	64,583	59,537
Clay Basin	49,314	51,225	73,800

Average therms used per customer:
Residential	857	886	902
Commercial firm	4,634	4,763	4,668
Industrial firm	13,739	14,354	15,162
Interruptible	101,046	124,685	118,527
Transportation	1,563,410	1,703,705	1,680,321

Average revenue per customer:
Residential	$ 689	$ 759	$ 887
Commercial firm	3,197	3,647	4,281
Industrial firm	9,000	10,382	13,414
Interruptible	55,722	75,214	86,431
Transportation	102,955	105,336	105,179

Average revenue per therm sold:
Residential	$ 0.803	$ 0.855	$ 0.984
Commercial firm	0.690	0.766	0.917
Industrial firm	0.655	0.723	0.885
Interruptible	0.551	0.603	0.729
Average retail revenue per therm sold	0.747	0.802	0.933
Transportation	0.066	0.062	0.063

GAS SUPPLY
        PSE currently purchases a blended portfolio of gas supplies ranging from long-term firm to daily gas supplies from a diverse group of major and independent producers and gas marketers in the United States and Canada. PSE also enters into short-term physical and financial derivative instruments to hedge the cost of gas to serve its customers. All of PSE’s gas supply is ultimately transported through the facilities of Williams Northwest Pipeline Corporation (NWP), the sole interstate pipeline delivering directly into the Western Washington area.

	2003		2002
Peak Firm Gas Supply at December 31	Dth per	%	Dth per	%

Purchased gas supply:
British Columbia	167,200	20.8%	145,500	18.2%
Alberta	76,700	9.6%	64,900	8.1%
United States	98,400	12.3%	113,800	14.2%

Total purchased gas supply	342,300	42.7%	324,200	40.5%

Purchased storage capacity:
Clay Basin	54,900	6.8%	63,000	7.9%
Jackson Prairie	54,200	6.8%	47,600	5.9%
LNG	69,400	8.6%	70,800	8.8%

Total purchased storage capacity	178,500	22.2%	181,400	22.6%

Owned storage capacity:
Jackson Prairie	251,600	31.4%	265,000	33.1%
Propane-air injection	30,000	3.7%	30,000	3.8%

Total owned storage capacity	281,600	35.1%	295,000	36.9%

Total peak firm gas supply	802,400	100.0%	800,600	100.0%

All peak firm gas supplies and storage are connected to PSE’s market with firm transportation capacity.

        For baseload and peak-shaving purposes, PSE supplements its firm gas supply portfolio by purchasing natural gas, injecting it into underground storage facilities and withdrawing it during the winter heating season. Storage facilities at Jackson Prairie in Western Washington and at Clay Basin in Utah are used for this purpose. PSE has been in the process of expanding the storage capacity at Jackson Prairie since March 2003, and plans to continue doing so through 2008. At the end of this project, PSE will have added approximately 2,000,000 Dekatherms (one Dekatherm, or Dth, is equal to one million British thermal units or MMBtu) of additional working storage capacity. Peaking needs are also met by using PSE-owned gas held in NWP’s liquefied natural gas (LNG) facility at Plymouth, Washington, by producing propane-air gas at a plant owned by PSE and located on its distribution system, and interrupting service to customers on interruptible service rates.
        In 1998, PSE took assignment from a third party of a peaking gas supply service contract whereby PSE can divert up to 48,000 Dth per day of gas it supplies to Tenaska away from the Tenaska Cogeneration Facility and toward its core gas load by causing Tenaska to operate its facility on distillate fuel and paying the replacement costs of the distillate fuel for such operations.
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

         GAS SUPPLY PORTFOLIO
        For the 2003-2004 winter heating season, PSE contracted for approximately 20.8% of its expected peak-day gas supply requirements from sources originating in British Columbia under a combination of long-term, medium-term and seasonal purchase agreements. Long-term gas supplies from Alberta represent approximately 9.6% of the peak-day requirements. Long-term and winter peaking arrangements with U.S. suppliers and gas stored at Clay Basin make up approximately 19.1% of the peak-day portfolio. The balance of the peak-day requirements is expected to be met with gas stored at Jackson Prairie, LNG held at NWP’s Plymouth facility and propane-air resources, which represent approximately 38.2%, 8.6% and 3.7%, respectively, of expected peak-day requirements. PSE also has the ability to curtail service to wholesale-level customers on interruptible service rates during a peak-day event.
        During 2003, approximately 35% of gas supplies purchased by PSE originated in British Columbia while 22% originated in Alberta and 43% originated in the United States. The current firm, long-term gas supply portfolio consists of arrangements with 22 producers and gas marketers, with no single supplier representing more than 12% of expected peak-day requirements. Contracts have remaining terms ranging from less than one year to eight years.
        PSE’s firm gas supply portfolio is structured to capitalize on regional price differentials when they arise due to the nature of its transportation arrangements. Gas and services are marketed outside PSE’s service territory (off-system sales) whenever on-system customer demand requirements permit. The geographic mix of suppliers and daily, monthly and annual take requirements permit some degree of flexibility in managing gas supplies during off-peak periods to minimize costs.

         GAS TRANSPORTATION CAPACITY
        PSE currently holds firm transportation capacity on pipelines owned by NWP, Gas Transmission Northwest and Duke Energy Gas Transmission. Accordingly, PSE pays fixed monthly demand charges for the right, but not the obligation, to transport specified quantities of gas from receipt points to delivery points on such pipelines each day for the term or terms of the applicable agreements.
        PSE and WNG CAP I, a wholly-owned subsidiary of PSE, hold firm year-round capacity on NWP through various contracts. PSE and WNG CAP I participate in the secondary pipeline capacity market to achieve savings for PSE’s customers. As a result, PSE and WNG CAP I hold approximately 465,000 Dth per day of capacity due to capacity release and segmentation transactions on NWP which provides firm delivery to PSE’s service territory. In addition, PSE holds approximately 413,000 Dth per day of seasonal firm capacity on NWP to provide for delivery of stored gas during the heating season. PSE has exchanged certain segments of its firm capacity with third parties to effectively lower transportation costs. PSE’s firm transportation capacity contracts with NWP have remaining terms ranging from less than 1 year to 13 years. However, PSE has either the unilateral right to extend the contracts under their current terms or the right of first refusal to extend such contracts under current FERC orders. PSE’s firm transportation capacity on Gas Transmission Northwest’s pipeline, totaling approximately 90,000 Dth per day, has a remaining term of 20 years. PSE’s firm transportation capacity on Duke Energy Gas Transmission’s pipeline, totaling approximately 40,000 Dth per day, has a remaining term of 11 years for approximately 25,000 Dth per day and has a remaining term of 16 years for approximately 15,000 Dth per day.
        During 2003, NWP took one of its two parallel pipelines that serve Western Washington out of service as a result of a second failure of the affected pipeline. Together, these two pipelines had the ability to flow approximately 1,300,000 Dth per day of gas from British Columbia. The loss of the affected pipeline reduced this ability to approximately 950,000 Dth per day. Prior to the second failure, the affected line had been operating at 80% of its maximum allowable operating pressure. If the affected pipeline is not returned to service, the loss could potentially decrease PSE’s overall NWP capacity by 12%. NWP is exploring options to meet firm contract obligations to PSE, which may include new pipeline construction or purchase of firm capacity from customers of NWP who have excess capacity. PSE does not expect the line to remain out of service indefinitely, and this event, to date, has not adversely impacted PSE’s ability to serve its customers. PSE expects to continue meeting its customer needs throughout the pipeline repair or remediation period.

         GAS STORAGE CAPACITY
        PSE holds storage capacity in the Jackson Prairie and Clay Basin underground gas storage facilities adjacent to NWP’s pipeline. The Jackson Prairie facility, operated and one-third owned by PSE, is used primarily for intermediate peaking purposes since it is able to deliver a large volume of gas over a relatively short time period. Combined with capacity contracted from NWP’s one-third stake in Jackson Prairie, PSE has peak firm delivery capacity of over 349,000 Dth per day and total firm storage capacity exceeding 7,900,000 Dth at the facility. The location of the Jackson Prairie facility in PSE’s market area ensures supply reliability and provides significant pipeline demand cost savings by reducing the amount of annual pipeline capacity required to meet peak-day gas requirements. The Clay Basin storage facility is a supply area storage facility that is used primarily to reduce portfolio costs through injections and withdrawals that take advantage of market price volatility and is also used for system reliability. After the release of capacity, PSE retains maximum firm withdrawal capacity of over 55,000 Dth per day from the Clay Basin facility with total storage capacity of almost 6,700,000 Dth. The capacity is held under two contracts with remaining terms of 10 and 16 years. The capacity release contracts PSE has with multiple parties at the Clay Basin storage facility have remaining terms of three months. PSE’s maximum firm withdrawal capacity and total storage capacity at Clay Basin is over 110,000 Dth per day and exceeds 13,000,000 Dth, respectively, when PSE has not released any of the capacity.

        LNG AND PROPANE-AIR RESOURCES
        LNG and propane-air resources provide gas supply on short notice for short periods of time. Due to their typically high cost, these resources are normally utilized as the supply of last resort in extreme peak-demand periods, typically lasting a few hours or days. PSE has a long-term contract for storage of 241,700 Dth of PSE-owned gas as LNG at NWP’s Plymouth facility, which equates to approximately three and one-half days’ supply at a maximum daily deliverability of 70,500 Dth. PSE owns storage capacity for approximately 1.5 million gallons of propane. The propane-air injection facilities are capable of delivering the equivalent of 30,000 Dth of gas per day for up to four days directly into PSE’s distribution system.

        CAPACITY RELEASE
        FERC provided a capacity release mechanism as the means for holders of firm pipeline and storage entitlements to temporarily relinquish unutilized capacity to others in order to recoup all or a portion of the cost of such capacity. Capacity may be released through several methods including open bidding and by pre-arrangement. PSE continues to successfully mitigate a portion of the demand charges related to both storage and NWP pipeline capacity not utilized during off-peak periods through capacity release. WNG CAP I was formed to provide additional flexibility and benefits from capacity release. Capacity release benefits are passed on to customers through the PGA.

ENERGY CONSERVATION
        PSE offers programs designed to help new and existing customers use energy efficiently. PSE uses a variety of mechanisms including cost-effective financial incentives, information and technical services to enable customers to make energy-efficient choices with respect to building design, equipment and building systems, appliance purchases and operating practices.
        Since May 1997, PSE has recovered electric energy conservation expenditures through a tariff rider mechanism. The rider mechanism allows PSE to defer the conservation expenditures and amortize them to expense as PSE concurrently collects the conservation expenditures in rates over a one-year period. As a result of the rider, there is no effect on earnings.
        Since 1995, PSE has been authorized by the Washington Commission to defer gas energy conservation expenditures and recover them through a tariff tracker mechanism. The tracker mechanism allows PSE to defer conservation expenditures and recover them in rates over the subsequent year. The tracker mechanism also allows PSE to recover an Allowance for Funds Used to Conserve Energy on any outstanding balance that is not being recovered in rates.

ENVIRONMENT
        Puget Energy’s operations are subject to environmental laws and regulation by federal, state and local authorities. Due to the inherent uncertainties surrounding the development of federal and state environmental and energy laws and regulations, Puget Energy cannot determine the impact such laws may have on its existing and future facilities. (See Note 18 to the Consolidated Financial Statements for further discussion of environmental sites.)

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
        There is no assurance that in the future environmental regulations affecting sulfur dioxide, carbon monoxide, particulate matter or nitrogen oxide emissions may not be further restricted, or that restrictions on greenhouse gas emissions, such as carbon dioxide, or other combustion byproducts, such as mercury, may not be imposed.

        FEDERAL ENDANGERED SPECIES ACT
        Since the 1991 listing of the Snake River Sockeye salmon as an endangered species, one more species of salmon has been listed and two more have been proposed which may further influence operations. Upper Columbia River Steelhead was listed by National Marine Fisheries Service in August 1997. Anticipating the Steelhead listing, the Mid-Columbia PUDs initiated consultation with federal and state agencies, Native American tribes and non-governmental organizations to secure operational protection through a long-term settlement and habitat conservation plan which includes fish protection and enhancement measures for the next 50 years. The negotiations have concluded among the Chelan and Douglas County PUDs and various fishery agencies, and final agreement is subject to a National Environmental Policy Act review and power purchaser approval. Generally, the agreement obligates the PUDs to achieve certain levels of passage efficiency for downstream migrants at their hydroelectric facilities and to fund certain habitat conservation measures. Grant County PUD has yet to reach agreement on these issues.
        The proposed listings of Puget Sound Chinook salmon and spring Chinook salmon for the upper Columbia River were approved in March 1999. The Company does not expect the listing of spring Chinook salmon for the upper Columbia River to result in markedly differing conditions for operations from previous listings in the area.
        The completed listings of Coastal/Puget Sound Distinct Population Segment of Bull Trout in the fall of 1999 and Puget Sound Chinook salmon in the winter of 2001 are causing a number of changes to operations of governmental agencies and private entities in the region, including PSE. These changes may adversely affect hydro plant operations and permit issuance for facilities construction, and increase costs for processes and facilities. Because PSE relies substantially less on hydroelectric energy from the Puget Sound area than from the Mid-Columbia River and because the impact on PSE operations in the Puget Sound area is not likely to impair significant generating resources, the impact of listing for Puget Sound Chinook salmon and Bull Trout, while potentially representing cost exposure and operational constraints, should be proportionately less than the effects of the Columbia River listings. PSE is actively engaging the federal agencies to address Endangered Species Act issues for PSE’s generating facilities. Consultation with federal agencies is ongoing.

EXECUTIVE OFFICERS OF THE REGISTRANTS
        The executive officers of Puget Energy as of January 31, 2004 are listed below. Puget Energy considers the Chief Executive Officer of InfrastruX to be an executive officer of Puget Energy. For their business experience during the past five years, please refer to the table below regarding Puget Sound Energy’s executive officers. Officers of Puget Energy are elected for one-year terms.

NAME	AGE	OFFICES
S. P. Reynolds	56	President and Chief Executive Officer since January 2002. Director since January 2002.
J. W. Eldredge	53	Corporate Secretary and Chief Accounting Officer since April 1999.
D. E. Gaines	46	Vice President Finance and Treasurer since March 2002.
M. T. Lennon	41	President and Chief Executive Officer of InfrastruX since April 2003, President of InfrastruX, 2002 - 2003. Prior to joining InfrastruX, he served as Managing Director of Lennon Smith Advisors, LLC, an investment banking firm, 2000 - 2002, and Managing Director of Emerge Corporation, 1999 - 2000.
J. L. O' Connor	47	Vice President and General Counsel since January 2003.
B. A. Valdman	41	Senior Vice President Finance and Chief Financial Officer since January 2004.

        The executive officers of Puget Sound Energy as of January 31, 2004 are listed below along with their business experience during the past five years. Officers of Puget Sound Energy are elected for one-year terms.

NAME	AGE	OFFICES
S. P. Reynolds	56	President and Chief Executive Officer since January 2002; President and Chief Executive Officer of Reynolds Energy International, 1998 - 2002; Director since January 2002.
D. P. Brady	40	Vice President Customer Services since February 2003; Director and Assistant to Chief Operating Officer, 2002 - 2003. Prior to joining PSE, he was Managing Director of Irvine Associates Merchant Banking Group, 2001 - 2002; Executive Vice President-Operations of Orcom Solutions, 2000 - 2001; Executive Vice President and Chief Financial Officer of Orcom Solutions, 1999 - 2000.
P. K. Bussey	47	Vice President Regional and Public Affairs since September 2003. Prior to joining PSE, he was President of the Washington Round Table, 1996 - 2003.
M. N. Clements	44	Vice President Human Resources and Labor Relations since September 2003. Prior to joining PSE, she was Vice President of Human Resources of Eddie Bauer, Inc., 1998 - 2003.
J. W. Eldredge	53	Vice President, Corporate Secretary, Controller and Chief Accounting Officer since May 2001; Corporate Secretary, Controller and Chief Accounting Officer, 1993 - 2001.
D. E. Gaines	46	Vice President Finance and Treasurer since March 2002; Vice President and Treasurer, 2001 - 2002; Treasurer, 1994 - 2001. Mr. Gaines is the brother of W. A. Gaines, Vice President Engineering and Contracting.
W. A. Gaines	48	Vice President Engineering and Contracting since October 2003; Vice President Energy Supply, 1997 - 2003. Mr. Gaines is the brother of D. E. Gaines, Vice President Finance and Treasurer.
K. J. Harris	39	Vice President Governmental and Regulatory Relations since February 2003; Vice President Regulatory Affairs, 2002 - 2003; Director Load Resource Strategies and Associate General Counsel, 2001 - 2002; Associate General Counsel, 1999 - 2001.
J. L. Henry	58	Senior Vice President Energy Efficiency and Customer Services since February 2003; Director of Major Accounts, 2001 - 2003; Director Construction and Technical Field Services 2000-2001; Director Major Projects, 1997 - 2000.
E. M. Markell	52	Senior Vice President Energy Resources since February 2003; Vice President Corporate Development, 2002 - 2003. Prior to joining PSE, he was Chief Financial Officer, Club One, Inc., 2000 - 2002; Vice President and Chief Financial Officer, United American Energy Corp., 1990 - 2000.
S. McLain	47	Senior Vice President Operations since February 2003; Vice President Operations - Delivery, 1999 - 2003.
J. L. O' Connor	47	Vice President and General Counsel since January 2003. Prior to joining PSE, she was interim General Counsel, Starbucks Corporation, 2002; Senior Vice President and Deputy General Counsel, Starbucks Corporation, 2001 - 2002; Vice President and Assistant General Counsel, Starbucks Corporation, 1998 - 2001.
J. M. Ryan	42	Vice President Energy Portfolio Management since December 2001. Prior to joining PSE, she was Managing Director of North American Marketing of TransAlta USA, 2001; Managing Director Origination of Merchant Energy Group of the Americas, Inc., 1997 - 2001.

B. A. Valdman	41	Senior Vice President Finance and Chief Financial Officer since December 2003. Prior to joining PSE, he was Managing Director with JP Morgan Securities, Inc., 2000 - 2003 and a member of the National Resource Group of JP Morgan Securities, Inc. since 1993 and a banker with JP Morgan since 1987.
P. M. Wiegand	51	Vice President Project Development and Contract Management since July 2003; Vice President Corporate Planning, 2003; Vice President Corporate Planning and Performance, 2002 - 2003; Vice President Risk Management and Strategic Planning 2000 - 2002; Director of Budgets and Performance Management, 1999 - 2000.

ITEM 2. PROPERTIES

        The principal electric generating plants and underground gas storage facilities owned by PSE are described under Item 1, “Business – Electric Supply and Gas Supply”. PSE owns its transmission and distribution facilities and various other properties. Substantially all properties of PSE are subject to the liens of PSE’s mortgage indentures.
        InfrastruX operates a fleet of vehicles and equipment that it uses in its utility construction business. Its fleet is composed of owned and leased trucks and other specialized equipment such as backhoes, trenchers, boring machines, cranes and other equipment required to perform its work. InfrastruX owns some of the facilities out of which it operates and rents the remaining facilities.

ITEM 3. LEGAL PROCEEDINGS

        See the section titled “Proceedings Relating to the Western Power Market” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Contingencies arising out of the normal course of the Company’s business exist at December 31, 2003. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS

        Puget Energy’s common stock, the only class of common equity of Puget Energy, is traded on the New York Stock Exchange under the symbol “PSD.” At December 31, 2003, there were approximately 43,200 holders of record of Puget Energy’s common stock. The outstanding shares of PSE’s common stock, the only class of common equity of PSE, are held by Puget Energy and are not traded.
        The following table shows the market price range of, and dividends paid on, Puget Energy’s common stock during the periods indicated in 2003 and 2002. Puget Energy and its predecessor companies have paid dividends on common stock each year since 1943 when such stock first became publicly held.

	2003			2002
	PRICE RANGE		DIVIDENDS	PRICE RANGE		DIVIDENDS
QUARTER ENDED	HIGH	LOW	PAID	HIGH	LOW	PAID
March 31	$23.00	$18.10	$0.25	$23.60	$19.20	$0.46
June 30	24.40	20.78	0.25	21.23	19.27	0.25
September 30	24.17	21.02	0.25	22.50	16.63	0.25
December 31	23.99	22.14	0.25	22.64	18.75	0.25

        The amount and payment of future dividends will depend on Puget Energy’s financial condition, results of operations, capital requirements and other factors deemed relevant by Puget Energy’s Board of Directors. The Board of Directors’ current policy is to pay out approximately 60% of normalized utility earnings in dividends.
        Puget Energy’s primary source of funds for the payment of dividends to its shareholders is dividends received from PSE. PSE’s payment of common stock dividends to Puget Energy is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in PSE’s Articles of Incorporation and electric and gas mortgage indentures. Under the most restrictive covenants of PSE, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $235.9 million at December 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

        The following tables show selected financial data. Puget Energy became the holding company for PSE on January 1, 2001 pursuant to a plan of exchange in which each share of PSE common stock was exchanged on a one-for-one basis for Puget Energy common stock. Puget Energy results are not on a comparable basis as InfrastruX had acquisitions from 2000 to 2003.

PUGET ENERGY SUMMARY OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31	2003[1]	2002	2001[2]	2000	1999
Operating revenue	$2,491,523	$2,392,322	$2,886,560	$3,302,296	$2,067,944
Operating income	305,175	309,669	297,121	363,872	307,816
Net income before cumulative effect
of accounting change	121,517	117,883	121,588	193,831	185,567
Income for common stock from
continuing operations	116,197	110,052	98,426	184,837	174,502
Basic earnings per common
share from continuing operations	1.23	1.24	1.14	2.16	2.06
Diluted earnings per common share
from continuing operations	1.22	1.24	1.14	2.16	2.06

Dividends per common share	1.00	1.21	1.84	1.84	1.84
Book value per common share	16.71	16.27	15.66	16.61	16.24

Total assets at year end	$5,674,685	$5,772,133	$5,668,481	$5,677,266	$5,264,605
Long-term obligations	1,969,489	2,160,276	2,127,054	2,170,797	1,783,139
Preferred stock not subject to
mandatory redemption	--	60,000	60,000	60,000	60,000
Preferred stock subject to
mandatory redemption	1,889	43,162	50,662	58,162	65,662
Corporation obligated, mandatorily
redeemable preferred securities of
subsidiary trust holding solely
junior subordinated debentures
of the corporation	--	300,000	300,000	100,000	100,000
Junior subordinated debentures of
the corporation payable to a
subsidiary trust holding
mandatorily redeemable
preferred securities	280,250	--	--	--	--

PUGET SOUND ENERGY SUMMARY OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
YEARS ENDED DECEMBER 31	2003[1]	2002	2001 [2]	2000	1999
Operating revenue	$2,149,736	$2,072,793	$2,712,774	$3,302,296	$2,067,944
Operating income	297,904	294,593	288,480	363,872	307,816
Net income before cumulative effect of
accounting change	120,055	108,948	119,130	193,831	185,567
Income for common stock from
continuing operations	114,735	101,117	95,968	184,837	174,502

Total assets at year end	$5,334,787	$5,453,390	$5,439,253	$5,677,266	$5,264,605
Long-term obligations	1,950,347	2,021,832	2,053,815	2,170,797	1,783,139
Preferred stock not subject to
mandatory redemption	--	60,000	60,000	60,000	60,000
Preferred stock subject to mandatory
redemption	1,889	43,162	50,662	58,162	65,662
Corporation obligated, mandatorily
redeemable preferred securities of
subsidiary trust holding solely
junior subordinated debentures of
the corporation	--	300,000	300,000	100,000	100,000
Junior subordinated debentures of the
corporation payable to a subsidiary
trust holding mandatorily
redeemable preferred securities	280,250	--	--	--	--

[1]	In 2003, the FASB issued Interpretation No. 46 (FIN 46) which required the consolidation of PSE's 1995 Conservation Trust Transaction. As a result, revenues and expense increased $5.7 million, and assets and liabilities increased $4.2 million in 2003. FIN 46 also required deconsolidation of PSE's trust preferred securities that are now classified as junior subordinated debt. This deconsolidation has no impact on assets, liabilities, receivables or earnings for 2003.
2	In 2001, SFAS No. 133 was implemented, which required derivative instruments to be valued at fair value.

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

OVERVIEW
        Puget Energy is an energy services holding company and all of its operations are conducted through its two subsidiaries. These subsidiaries are PSE, a regulated electric and gas utility company, and InfrastruX, a utility construction and services company.

        PUGET SOUND ENERGY
        PSE generates revenues from the sale of electric and gas services, mainly to residential and commercial customers within Washington State. A majority of PSE’s revenues are generated in the first and fourth quarters during the winter heating season in Washington State.
        As a regulated utility company, PSE is subject to FERC and Washington Commission regulation which may impact a large array of business activities, including limitation of future rate increases; directed accounting requirements that may negatively impact earnings;

licensing of PSE-owned generation facilities; and other FERC and Washington Commission directives that may impact PSE’s long-term goals. In addition, PSE is subject to risks inherent to the utility industry as a whole including weather changes affecting purchases and sales of energy; outages at owned and non-owned generation plants where energy is obtained; storms which can damage transmission lines; and energy trading and wholesale market stability over time.
        PSE’s main operational goal has been to provide cost-effective and stable energy prices to its customers. To help accomplish this goal, PSE is attempting to be more self-sufficient in energy generation resources. Owning more generation resources rather than purchasing power through contracts and on the wholesale market is intended to allow customers’ rates to remain stable. As such, PSE is in the process of purchasing a 49.85% interest in a 275 MW (250 MW capacity with 25 MW planned capital improvements) gas-fired generation facility within Western Washington, which is currently before the Washington Commission for approval in the power cost only rate case, with an expected order by mid-April 2004. In addition, the purchase will also require approval from FERC. PSE has filed its application with FERC and anticipates approval in early 2004. This purchase is the first step of PSE’s long-term electric Least Cost Plan that was filed April 30, 2003 with the Washington Commission. The plan supports a strategy of diverse resource acquisitions including resources fueled by natural gas and coal, renewable resources and shared resources.

        INFRASTRUX
        InfrastruX generates revenues mainly from maintenance services and construction contracts in the south/Texas, north-central and eastern United States. A majority of its revenues are generated during the second and third quarters which are generally the most productive quarters for the construction industry due to longer daylight hours and generally better weather conditions.
        InfrastruX is subject to risks associated with the construction industry including inability to adequately estimate costs of projects that are bid upon under fixed-fee contracts; continued economic downturn that limits the amount of projects available thereby reducing available profit margins from increased competition; the ability to integrate acquired companies within its operations without significant cost; and the ability to obtain adequate financing and bonding coverage to continue expansion and growth.
        InfrastruX’s main goals have been continued growth and expansion into underdeveloped utility construction markets and to utilize its acquired entities to capitalize on depth of expertise, asset base, geographical location and workforce to provide services that local contractors cannot. InfrastruX has acquired 12 entities since 2000, including one acquisition in 2003.

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        PUGET ENERGY
        All of the operations of Puget Energy are conducted through its subsidiaries, PSE and InfrastruX. Net income in 2003 was $121.3 million on operating revenues of $2.5 billion, compared to $117.9 million on operating revenues of $2.4 billion in 2002 and $106.8 million on operating revenues of $2.9 billion in 2001. Income for common stock was $116.2 million in 2003, compared to $110.1 million in 2002 and $98.4 million in 2001.
        Basic earnings per share in 2003 were $1.23 on 94.8 million weighted average common shares outstanding compared to $1.24 on 88.4 million weighted average common shares outstanding in 2002 and $1.14 on 86.4 million weighted average common shares outstanding in 2001. Diluted earnings per share were $1.22 on 95.3 million weighted average common shares outstanding compared to $1.24 on 88.8 million weighted average common shares outstanding in 2002 and $1.14 on 86.7 million weighted average common shares outstanding in 2001.
        Net income in 2003 was positively impacted by an increase in utility net income of $10.9 million due to increased electric and gas margins primarily from a full year’s effect of the September 1, 2002 general gas rate increase and from increased sales volumes for electric and gas loads compared to 2002. In addition, net income in 2003 was positively impacted by lower interest expenses of $11.4 million. This was offset by a $6.1 million downward adjustment in the carrying value of a non-utility venture capital investment in the fourth quarter of 2003, a $4.8 million increase in depreciation and amortization and an $11.7 million decrease in gains on derivative instruments due to a 2002 gain from de-designated contracts from a non-creditworthy counterparty under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, federal tax refunds decreased in 2003 to $9.3 million compared to $10.3 million in 2002. Net income was also negatively impacted by a decrease in InfrastruX net income of $7.7 million, net of minority interest, due to unusually wet weather affecting productivity in the first quarter of 2003 and increased competition in the marketplace.
        Net income in 2002 was positively impacted by an increase in utility net income of $4.6 million from 2001 due to increased electric and gas margins resulting from general tariff rate increases. In addition, net income was positively impacted by $10.3 million of federal tax refunds in 2002. Net income in 2002 was negatively impacted by a decrease in non-utility net income of $22.8 million primarily due to a decline in property sales from 2001 at PSE’s real estate investment and development subsidiary, Puget Western, Inc., and an $8.0 million gain on PSE’s sale of the assets in its ConneXt subsidiary in August 2001. This was partially offset by an increase of $6.9 million in net income, net of minority interest, at InfrastruX.
        Total kWh energy sales to retail consumers in 2003 were 19.6 billion compared with 19.3 billion in 2002 and 19.9 billion in 2001. Kilowatt-hour sales to wholesale customers were 5.1 billion in 2003, 3.5 billion in 2002 and 5.0 billion in 2001. Kilowatt-hours transported to transportation customers were 2.0 billion in 2003, 2.3 billion in 2002 and 0.4 billion in 2001.
        Total gas sales to retail consumers in 2003 were 815.7 million therms compared with 839.6 million therms in 2002 and 850.4 million therms in 2001. Total gas sales to transportation customers in 2003 were 209.5 million therms compared to 207.9 million therms in 2002 and 188.2 million therms in 2001.

        PUGET SOUND ENERGY
        The table below sets forth changes in the results of operations for PSE and its subsidiaries.

INCREASE (DECREASE) OVER PRECEDING YEAR (DOLLARS IN MILLIONS) YEARS ENDED DECEMBER 31	2003	2002
Operating revenue changes:
Electric interim and general rate increase	$2.3	$57.0
BPA residential exchange credit	(25.1)	(49.7)
Electric sales to other utilities and marketers	103.2	(445.7)
Electric revenue sold at index rates to retail customers	(4.4)	(183.9)
Electric conservation trust credit	5.0	18.3
Electric transportation revenue	(4.0)	13.0
Electric load and other	66.6	91.7

Total electric operating change	143.6	(499.3)

Gas general rate increase	24.2	11.8
Gas retail load and PGA rate change	(86.4)	(131.7)
Gas transportation revenue and other	(0.7)	2.0

Total gas operating change	(62.9)	(117.9)

Other revenue	(3.8)	(22.8)

Total operating revenue change	76.9	(640.0)

Operating expense changes:
Energy costs:
Purchased electricity	177.8	(273.3)
Residential exchange power cost credit	(23.9)	(74.1)
Purchased gas	(77.9)	(132.4)
Electric generation fuel	(48.5)	(167.9)
Unrealized gain/loss on derivative instruments	11.7	(0.4)
Utility operations and maintenance:
Production operations and maintenance	(2.0)	2.3
Personal energy management expenses	(6.3)	(5.9)
Low-income program pass-through expenses	3.3	3.8
Other utility operations and maintenance	8.4	20.2
Other operations and maintenance	(0.4)	(6.9)
Depreciation and amortization	4.8	6.6
Conservation amortization	16.0	11.0
Taxes other than income taxes	(7.5)	(5.0)
Income taxes	18.1	(24.1)

Total operating expense change	73.6	(646.1)

Other income change (net of tax)	(3.6)	(11.8)
Interest charges change	(11.4)	4.5
Cumulative effect of implementation of accounting change (net of tax)	0.2	(14.8)

Net income change	$10.9	$4.6

        PSE’s operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales during the heating season in the first and fourth quarters of the year. Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult. The following is additional information pertaining to the changes outlined in the above table.
        Electric margin increased $19.3 million for 2003 compared to 2002 due primarily to the non-reoccurrence of losses associated with the resale of gas supply for electric generation. Electric margin increased $2.7 million from 2001 to 2002 as a result of an increase in kWh sales and the full-year effect of the general rate case. Electric margin is electric sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of generating and purchasing electric energy sold to customers including transmission costs to bring electric energy to PSE’s service territory.
        Electric margin for 2001 through 2003 was:

	ELECTRIC MARGIN
(DOLLARS IN MILLIONS) TWELVE MONTHS ENDED DECEMBER 31:	2003	2002	2001
Electric retail sales revenue	$1,272.7	$1,260.9	$1,366.3
Electric transportation revenue	11.5	15.5	2.5
Other electric revenue-gas supply resale	9.1	(20.3)	(35.4)

Total electric revenue for margin	1,293.3	1,256.1	1,333.4
Adjustments for amounts included in revenue:
Pass-through tariff items (conservation and low-income tariffs)	(45.2)	(32.1)	(36.6)
Pass-through revenue-sensitive taxes	(91.0)	(88.5)	(94.5)
Residential exchange credit	173.8	150.0	75.9

Net electric revenue for margin	1,330.9	1,285.5	1,278.2

Minus power costs:
Electric generation fuel	(65.0)	(113.5)	(281.4)
Purchased electricity, net of sales to other utilities and	(635.2)	(557.1)	(384.6)
marketers

Total electric power costs	(700.2)	(670.6)	(666.0)

Electric margin before PCA	630.7	614.9	612.2
Power cost deferred under the PCA	3.5	--	--

Electric margin	$634.2	$614.9	$612.2

        Gas margin increased $19.1 million in 2003 compared to 2002 due to the effects of the gas general rate increase effective September 1, 2002. Gas margin increased $19.5 million in 2002 compared to 2001 due primarily to the gas general rate increase effective September 1, 2002 and increased usage by customers. Gas margin is gas sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes and the cost of gas purchased, including gas transportation costs to bring gas to PSE’s service territory.
        Gas margin for 2001 through 2003 was:

	GAS MARGIN
(DOLLARS IN MILLIONS) TWELVE MONTHS ENDED DECEMBER 31:	2003	2002	2001
Gas retail revenue	$609.6	$673.2	$793.1
Gas transportation revenue	13.8	12.9	11.8

Total gas revenue for margin	623.4	686.1	804.9
Adjustments for amounts included in revenue:
Gas revenue hedge	0.2	0.6	--
Pass-through tariff items (conservation and low-income tariffs)	(3.8)	(2.3)	(0.5)
Pass-through revenue-sensitive taxes	(48.5)	(54.3)	(61.4)

Net gas revenue for margin	571.3	630.1	743.0
Minus purchased gas costs	(327.1)	(405.0)	(537.4)

Gas margin	$244.2	$225.1	$205.6

PUGET SOUND ENERGY
2003 COMPARED TO 2002
OPERATING REVENUES – ELECTRIC
        Electric operating revenues increased $143.6 million in 2003 compared to 2002 due primarily to an increase of $103.2 million in wholesale electric sales to other utilities and marketers from greater surplus volumes. Wholesale sales volumes increased by 1.6 billion kWh or 47.4% compared to 2002. Retail sales volumes increased 1.8% to 19.6 billion kWh as a result of increased usage by commercial customers in 2003 compared to 2002. Electric operating revenues also increased by $27.4 million due primarily to the non-occurrence of 2002 losses on the sale of excess gas supply used for electric generation.
        During 2003, the benefits of the Residential and Farm Energy Exchange Credit to customers reduced revenues by $181.9 million compared to $156.8 million in 2002. This credit also reduces power costs by a corresponding amount with no impact on earnings. See Item 1, Business – Regulation and Rates – Residential and Small Farm Exchange Credit for further discussion.
        During 2003, PSE collected in its electric general rate tariff as a reduction to revenue and remitted to a grantor trust $7.7 million as compared to $12.7 million for 2002 as a result of PSE’s 1995 sale of future electric revenues associated with its investment in conservation assets. The impact of the sale of revenue was offset by reductions in conservation amortization and interest expense. PSE’s 1995 conservation trust transaction was consolidated in the third quarter of 2003 to meet the guidance of FASB Interpretation No. 46 (FIN 46) and, as a result, revenues increased $5.7 million while conservation amortization and interest expense increased by a corresponding amount with no impact on earnings. This amount was also forwarded to the grantor trust and any cash balance at the grantor trust is reported as restricted cash on the balance sheet. At December 31, 2003, the balance sheet assets and liabilities have increased by $4.2 million.
        PSE operates within the western wholesale market and has made sales into the California energy market. During the fourth quarter of 2000, PSE made sales to the California energy market on which the receivable amount is still outstanding. At December 31, 2003, PSE’s receivable from the California Independent System Operator (CAISO) and other counterparties, net of reserves, was $23.6 million. See the discussion of the CAISO receivable and California proceedings under “Proceedings Relating to the Western Power Market.”

OPERATING REVENUES – GAS
        Regulated gas utility revenues in 2003 compared to 2002 decreased by $62.9 million or 9.0% due primarily to lower Purchased Gas Adjustment (PGA) rates in 2003 as a result of refunding the previous overcollection of PGA gas costs. In addition, warmer temperatures in 2003 resulted in 8.5% fewer heating degree days as compared to 2002 resulting in lower therm sales.
        PGA rates charged to customers were lower in 2003 compared to 2002 as a result of rate decreases of 7.3% and 12.5% which took effect September 1, 2002 and November 1, 2002, respectively, offset by a rate increase of 20.1% which took effect April 10, 2003. On September 24, 2003, the Washington Commission approved a PGA rate increase of an annual average of 13.3% across all groups of customers effective October 1, 2003. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs.
        PSE’s gas margin (gas sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of gas purchased, including gas transportation costs to bring gas to PSE’s service territory) and net income are not affected by changes under the PGA.

OTHER REVENUES
        Other operating revenues decreased $3.8 million primarily due to a decrease in property sales for Puget Western, Inc. which generates a majority of its revenue through the development and sale of property.

OPERATING EXPENSES
        Purchased electricity expenses increased $177.8 million in 2003 compared to 2002. PSE’s hydroelectric production and related power costs in 2003 were negatively impacted by below-normal winter precipitation and snow pack in the Pacific Northwest region associated with an El Nino weather condition. The January 25, 2004 Columbia Basin Runoff Summary published by the National Weather Service Northwest River Forecast Center indicated that the total observed runoff above Grand Coulee reservoir for the period January through December 2003 was 87% of normal. This compares to 108% of normal for the same period in 2002. PSE reached the $40 million cumulative cap under the PCA mechanism in 2003 primarily due to increased power costs and adverse hydro conditions. Under the PCA mechanism, further increases in variable power costs through June 30, 2006 would be apportioned 99% to customers and 1% to PSE.
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
        Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA increased $23.9 million in 2003 compared to 2002 due to the impact of a full year’s increased Residential and Farm Energy Exchange credit rate. The rate increased in January, March and October of 2002 for residential and small farm customers. Discussion of the amended Residential Purchase and Sale Agreement between PSE and BPA can be found under “Regulation and Rates – Residential and Small Farm Exchange Credit.” The residential exchange credits are passed through to eligible residential and small farm customers by a corresponding reduction in revenues.
        Purchased gas expenses decreased $77.9 million in 2003 compared to 2002 primarily due to a 2.1% decrease in sales volume which was partially offset by an increase in gas market prices. The PGA allows PSE to recover expected gas costs. PSE defers, as a receivable or liability, any gas costs that exceed or fall short of the amount in PGA rates and accrues interest under the PGA. The PGA liability balance at December 31, 2003 was $12.0 million compared to a liability balance of $83.8 million at December 31, 2002.
        Electric generation fuel expense decreased $48.5 million in 2003 compared to 2002 as a result of lower fuel costs for PSE-controlled gas-fired generation facilities and the result of not operating the generating facilities due to available lower-cost wholesale power supply.
        Unrealized gains/losses on derivative instruments increased $11.7 million in 2003 compared to 2002 as a result of unrealized losses on gas hedge contracts that were de-designated in the fourth quarter of 2001 and settled in 2002. The unrealized gains and losses recorded in the income statement are the result of the change in the market value of derivative instruments not meeting cash flow hedge criteria. (For further discussion see Note 15.)
        PSE has had two contracts with a counterparty whose debt ratings were below investment grade since 2002. The first contract is a fixed for floating price natural gas swap contract for one of its electric generating facilities. In the fourth quarter of 2003, PSE agreed to a novation of this contract to a new counterparty which has strong credit ratings. As a result of the novation, the collateral that was held by the original counterparty was returned. The fixed for floating price natural gas swap contract has been designated since inception in 2000 as a qualifying cash flow hedge. The second contract, a physical gas supply contract for one of PSE’s electric generating facilities was marked-to-market in the fourth quarter of 2003. This contract was previously designated as a normal purchase under SFAS No. 133. PSE has concluded that it is appropriate to reserve the mark-to-market gain on this contract due to the credit quality of the counterparty in accordance with SFAS No. 133 guidance, as delivery is not probable through the term of the contract, which expires in December 2008.
        Production operations and maintenance costs decreased $2.0 million in 2003 compared to 2002 due primarily to decreased operating costs of PSE’s combustion turbine plants which were operated at lower levels in 2003 than in 2002 due to lower wholesale power prices.
        PSE’s Personal Energy ManagementTM energy-efficiency program costs decreased $6.3 million in 2003 compared to 2002 reflecting a decreased emphasis on the program in light of relatively moderate energy prices and cancellation of the Time of Use program in November 2002.
        The Low-Income Program approved by the Washington Commission in the general rate case settlement began in July 2002, which resulted in increased costs of $3.3 million in 2003 compared to 2002. These costs are fully recovered in retail rates beginning at the program’s inception on July 1, 2002 for electric service and September 1, 2002 for gas service.
        Other utility operations and maintenance costs increased $8.4 million in 2003 compared to 2002 due primarily to an increase in electric overhead and underground line costs, gas distribution main costs, least cost planning costs, due diligence costs for power resource acquisition, certain costs associated with preparing the power cost only rate case and meter reading expenses. Also included in the results is pension income related to PSE’s defined benefit pension plan recorded under SFAS No. 87, “Employers’ Accounting for Pensions.” Pension and benefit costs are allocated between capital and operations and maintenance expense based on the distribution of labor costs in accordance with FERC guidelines. As a result, approximately 67.0% of the annual qualified pension income of $12.9 million for 2003 was recorded as a reduction in operations and maintenance expense compared to 66.8% of $17.7 million for 2002. Qualified pension income is expected to decline to $8.6 million in 2004. During the fourth quarter of 2003, the Puget Sound region was hit by a severe windstorm that caused significant damage to PSE’s electric distribution system. The windstorm is considered a “catastrophic event” under Washington Commission guidelines and as a result, PSE was able to defer the repair cost of $10.1 million for later recovery in retail rates.
        Depreciation and amortization expense increased $4.8 million in 2003 compared to 2002 due primarily to the effects of new plant placed in service during the past year.
        Conservation amortization increased $16.0 million in 2003 compared to 2002 due to increased conservation expenditures and the result of consolidating the off-balance sheet conservation trust beginning July 1, 2003 in accordance with FIN 46. The consolidation of the conservation trust increased conservation amortization by $5.7 million for the period July through December 2003. Pass-through conservation costs are recovered through an electric conservation rider, a gas conservation tracker mechanism and a conservation trust rate schedule with no impact to earnings.
        Taxes other than income taxes decreased $7.5 million in 2003 compared to 2002 primarily due to the 2002 property tax expense of $5.2 million related to the State of Oregon property tax bills covering a six-year period ending June 30, 2001 not recurring in 2003, a $1.4 million reduction in expense in the second quarter of 2003 related to the settlement of the State of Oregon property tax bills and a $2.8 million decrease in revenue-based Washington State excise tax and municipal tax. This was offset by a $1.6 million increase in the State of Washington property taxes.
        Income taxes increased $18.1 million in 2003 compared to 2002 as a result of increased income offset by true-ups related to filing the prior year’s income tax returns that reduced income tax expense by $3.0 million and a $6.2 million reduction in tax expense related to the favorable resolution of a federal income tax matter from 1997 to 2002 in the second quarter of 2003. The increase is also the result of the 2002 refunds totaling $10.3 million. The $10.3 million is composed of a $4.1 million refund related to the audit of the Company’s 1998 and 1999 federal income tax returns, a $3.5 million reduction to income tax expense representing an adjustment to 2001 federal income tax based on the 2001 federal tax return and a $2.7 million reduction in expense related to a refund of federal income taxes for 2000.

OTHER INCOME
        Other income, net of federal income tax, decreased $3.6 million compared to 2002 reflecting a $4.0 million after-tax downward adjustment of the carrying value of a non-utility venture capital investment in the fourth quarter of 2003.

INTEREST CHARGES
        Interest charges decreased $11.4 million for 2003 compared to 2002 primarily due to a decrease in long-term and short-term debt outstanding of $12.0 million and the maturity of $72.0 million of Medium-Term Notes with interest rates ranging from 6.20% to 7.02% during 2003, the early redemption of $123.0 million of Medium-Term Notes with interest rates ranging from 7.19% to 8.59% during 2003, and the refinancing of $161.9 million of Pollution Control Bonds with interest rates ranging from 5.875% to 7.25% to rates ranging from 5.00% to 5.10%. The decrease in interest expense was partially offset by the issuance of $150 million of 3.363% Senior Notes in May 2003. PSE was able to pay maturing notes and redeem other notes mainly with additional equity investments by Puget Energy in 2003 and 2002.

INFRASTRUX
        The table below sets forth changes in the results of operations for InfrastruX, net of minority interest.

INCREASE (DECREASE) OVER PRECEDING YEAR (DOLLARS IN MILLIONS) YEARS ENDED DECEMBER 31	2003	2002
Operating revenue change:
Other operating revenue	$22.3	$145.7

Operating expense change:
Other operations and maintenance	31.7	122.6
Depreciation and amortization	3.3	4.6
Taxes other than income taxes	0.5	7.8
Income taxes	(5.1)	3.7

Total operating expense change	30.4	138.7
Other income change (net of tax)	(0.3)	2.7
Interest charges change	--	1.9
Minority interest change	(0.7)	0.9

Net income change	$(7.7)	$6.9

        The following additional information pertains to the changes outlined in the table above.

INFRASTRUX
2003 COMPARED TO 2002
        InfrastruX revenue increased $22.3 million in 2003 compared to 2002 due primarily to acquisitions of several companies during 2002 and 2003, which contributed to an increase of $44.4 million. Excluding the impact of acquisitions, InfrastruX revenue decreased $22.1 million from 2002 due primarily to general market weakness and changing activities on certain lines of business. InfrastruX records revenues as services are performed or on a percent of completion basis for fixed-price projects.
        InfrastruX operations and maintenance expenses increased $31.7 million in 2003 compared to 2002 due primarily to acquisitions of several companies during 2002 and 2003, which contributed to an increase of $37.1 million. Excluding the impact of acquisitions, operations and maintenance expenses decreased $5.4 million from 2002 due to lower productivity. The decrease, excluding the impact of acquisitions, was not proportionate to the decline in revenues due to the impact of severe wet weather on productivity during the first quarter of 2003 as well as the high costs of completing work in low-volume activities in 2003.
        Depreciation and amortization increased by $3.3 million in 2003 compared to 2002 due to acquisitions during 2003 and 2002, which were not owned during the full year of 2002.
        Income taxes decreased $5.1 million in 2003 compared to 2002 due to lower income.

PUGET SOUND ENERGY
2002 COMPARED TO 2001
OPERATING REVENUES – ELECTRIC
        Electric operating revenues decreased $499.3 million in 2002 compared to 2001 due primarily to a decrease of $445.7 million in wholesale electric sales to other utilities and marketers due to lower surplus volumes and substantially lower prices in the wholesale electricity market. Wholesale sales volumes decreased by 1.5 billion kWh or 30.4%. Retail sales revenue decreased 7.7% primarily as a result of industrial and commercial customers on market index rates switching to transportation rate tariffs beginning in July 2001, as allowed by a Washington Commission order dated April 5, 2001 authorizing the establishment of a new electric transportation rate tariff. The decrease was offset by an interim electric rate surcharge in effect during the period April 1, 2002 through June 30, 2002, which increased electric revenue by $25 million, and a 4.6% electric general rate increase effective July 1, 2002, which increased electric revenue by approximately $32 million in 2002. Transportation revenues increased $13.0 million and volume increased 1.9 billion kWh in 2002.
        PSE operates its combustion turbine plants located in Western Washington primarily as peaking plants when it is cost-effective to do so. During 2001, PSE operated its combustion turbine plants extensively to meet both on-system and regional load requirements largely due to adverse hydroelectric conditions in the Pacific Northwest. For 2002, PSE did not operate the combustion turbines to the extent it did in 2001 since market prices did not support the dispatching of these units, and PSE could serve its customers with lower-cost resources. As a result, sales to other utilities and marketers declined in 2002 due to low wholesale energy prices and the reduction in operations of the combustion turbines.
        On June 20, 2002, the Washington Commission approved and adopted the settlement stipulation in the general rate case, putting new rates into effect on July 1, 2002 and establishing a PCA mechanism in the rate case settlement. The mechanism will account for a sharing of costs and benefits that are graduated over four levels of power cost variances, with an overall cap of $40 million (+/-) over the four-year period July 1, 2002 through June 30, 2006. The factors influencing the variability of power costs included in the proposal are primarily weather or market related.

OPERATING REVENUES – GAS
        Regulated gas utility revenues in 2002 compared to 2001 decreased by $117.9 million due primarily to PGA rate decreases as a result of lower natural gas prices that are passed through to customers. Gas delivered for transportation customers increased $1.1 million or 19.7 million therms in 2002.
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

OTHER REVENUES
        Other operating revenues decreased $22.8 million primarily due to a $22.9 million decrease in the gross margin on property sales from PSE’s real estate investment and development subsidiary, Puget Western, Inc.

OPERATING EXPENSES
        Purchased electricity expenses decreased $273.3 million in 2002 compared to 2001 due to the dramatic decline of wholesale electricity prices since June 2001 and an 83-day unplanned outage of one of PSE’s 104 MW combustion turbine electric generating units located at its Fredonia generating station from February 21, 2001 to May 14, 2001, resulting in higher purchased electricity costs during 2001. In addition, the historic low hydroelectric power generation conditions experienced in 2001 in a high-priced wholesale market forced PSE to purchase additional energy during that period to meet retail electric customer loads.
        In a normal water year, PSE obtains about 38% of its energy supply from low-cost hydroelectric facilities, primarily from dams below Grand Coulee on the Columbia River. PSE’s share of the power costs through December 31, 2002 was $5.2 million.
        Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA increased $74.1 million in 2002 compared to 2001 due to the amended Residential Purchase and Sale Agreement between PSE and BPA reflecting increased benefits passed on to residential and small farm customers. As of July 2001, all residential exchange credits are passed through to eligible residential and small farm customers by a corresponding reduction in revenues.
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
        Unrealized gains/losses on derivative instruments during 2002 resulted in a decrease in expense of $0.4 million. The unrealized gains and losses recorded in the income statement are the result of the change in the market value of derivative instruments not meeting cash flow hedge criteria. In addition, SFAS No. 133 was adopted on January 1, 2001, and as a result, a one-time $14.8 million after-tax transition loss was recorded in 2001 from recognizing the cumulative effect of this change in accounting principle.
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
        Other utility operations and maintenance costs increased $20.2 million in 2002 compared to 2001 due primarily to higher expense related to a one-time PSE employee severance cost totaling $4.2 million related to strategic outsourcing of operations work to service providers, and an overall increase in administrative and meter reading expenses. Also included in the results is pension income related to PSE’s defined benefit pension plan recorded under SFAS No. 87, “Employers’ Accounting for Pensions.” Pension and benefit costs are allocated between capital and operations and maintenance expenses based on the distribution of labor costs in accordance with FERC accounting instructions. As a result, approximately 66.8% of the annual qualified pension income of $17.7 million for 2002 was recorded as a reduction in operations and maintenance expense compared to 58.0% of $20.0 million for 2001.
        PSE’s other operations and maintenance expenses decreased $6.9 million in 2002 compared to 2001 primarily due to a decrease in operating expenses at ConneXt, the assets of which were sold in the third quarter of 2001.
        Depreciation and amortization expense increased $6.6 million in 2002 compared to 2001 due primarily to the effects of additional plant placed into service at PSE during 2002.
        Conservation amortization increased $11.0 million in 2002 compared to 2001 due to increased conservation expenditures. These costs are recovered in conservation rider and tracker mechanisms with no impact to earnings.
        Taxes other than income taxes decreased $5.0 million in 2002 compared to 2001 due primarily to a decrease in revenue-based Washington State excise tax and municipal tax. This was offset by a municipal tax expense of $1.7 million recorded in 2002 related to various claims by cities that PSE underpaid municipal taxes owed as a result of not collecting the tax in certain rural areas that were annexed by cities. The offset also includes a one-time property tax expense of $5.2 million covering a six-year period ending June 30, 2001 related to Oregon State property tax bills on PSE’s long-term Third AC Transmission Intertie contract.
        Income taxes decreased $24.1 million in 2002 compared to 2001. The decrease in 2002 included a total of $10.3 million in refunds at PSE which are composed of $4.1 million related to the audit of the Company’s 1998 and 1999 federal income tax returns, a $3.5 million reduction to expense representing an adjustment to 2001 federal income taxes based on the 2001 federal tax return and a $2.7 million reduction in expense recorded in the fourth quarter of 2002 related to a refund of federal income taxes for 2000.

OTHER INCOME
        Other income, net of federal income tax, decreased $11.8 million in 2002 compared to 2001 due primarily to a one-time $8.0 million after-tax gain realized by PSE on the sale of ConneXt’s assets in the third quarter of 2001.

INTEREST CHARGES
        Interest charges, which consist of interest and amortization on long-term debt and other interest, increased $4.5 million in 2002 compared to 2001 primarily as a result of a full year’s interest expense on the issuance of $200 million 8.40% Trust Preferred Securities in May 2001. Other interest expense increased due primarily to a PGA liability (over-recovery of gas costs in rates) in 2002 compared to a PGA asset (under-recovery of gas costs in rates) in 2001. Under the PGA mechanism, interest is accrued on deferred balances.

INFRASTRUX
2002 COMPARED TO 2001
        InfrastruX revenue increased $145.7 million in 2002 compared to 2001 due primarily to acquisitions of several companies during 2001 and 2002, which contributed to an increase of $126.0 million. Excluding the impact of acquisitions, InfrastruX revenue increased $18.7 million from 2001 and was impacted positively by ice storm restoration work performed in Oklahoma by InfrastruX’s Texas companies and continued strong performance of remediation services in the utility industry. InfrastruX records revenues as services are performed or on a percent of completion basis for fixed-price projects.
        InfrastruX operations and maintenance expenses increased $122.6 million in 2002 compared to 2001 primarily due to acquisitions during 2001 and 2002, which contributed to an increase of $103.8 million. Excluding the impact of acquisitions, InfrastruX operations and maintenance expenses increased $18.9 million from 2001 and were impacted by the increase of corporate infrastructure to support a growing organization, additional costs of direct wages, construction costs and higher insurance costs incurred to support an increased revenue base.

        Depreciation and amortization increased by $4.6 million in 2002 compared to 2001 due to acquisitions during 2001 and 2000, which contributed $3.5 million. Increases in depreciation of $1.1 million from core companies were due primarily to the acquisition of strategic assets to support areas of InfrastruX where significant growth opportunities exist.
        Taxes other than income taxes increased $7.8 million in 2002 compared to 2001 primarily due to a $7.3 million increase in payroll tax resulting from an increased workforce as acquisitions were completed.
        Income taxes increased $3.7 million in 2002 compared to 2001 due primarily to the acquisition of companies during 2001 and 2002. Acquired companies accounted for an increase of $5.8 million offset by a reduction in the effective tax rate due to certain non-deductible or partially deductible items.
        Interest charges increased $1.9 million in 2002 compared to 2001 due to an increase in the amount drawn on InfrastruX’s revolving credit facilities primarily used for funding acquisitions.
        Other income, net of federal income tax, increased $2.7 million in 2002 compared to 2001 due primarily to implementation of SFAS No. 142 which ceased amortization of goodwill. Goodwill amortization expense in 2001 was $2.8 million.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL REQUIREMENTS
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
        Puget Energy. The following are Puget Energy's aggregate consolidated (including PSE) contractual and commercial commitments as of December 31, 2003:

Puget Energy		Payments Due Per Period
CONTRACTUAL OBLIGATIONS (DOLLARS IN MILLIONS)	Total	2004	2005- 2006	2007- 2008	2009 and Thereafter
Long-term debt	$2,216.3	$246.8	$128.3	$307.3	$1,533.9
Short-term debt	13.9	13.9	--	--	--
Junior subordinated debentures payable to a
subsidiary trust (1)	280.3	--	--	--	280.3
Mandatorily redeemable preferred stock	1.9	--	--	--	1.9
Service contract obligations	181.0	21.7	45.0	47.4	66.9
Capital lease obligations	6.5	1.6	2.9	2.0	--
Non-cancelable operating leases	72.5	18.0	25.1	19.0	10.4
Fredonia combustion turbines lease (2)	69.6	4.5	8.7	8.5	47.9
Energy purchase obligations	4,737.4	928.2	1,245.0	1,036.7	1,527.5
Financial hedge obligations	67.0	30.5	17.7	18.8	--
Non-qualified pension funding	38.6	11.1	3.1	4.5	19.9

Total contractual cash obligations	$7,685.0	$1,276.3	$1,475.8	$1,444.2	$3,488.7

		Amount of Commitment Expiration Per Period
COMMERCIAL COMMITMENTS (DOLLARS IN MILLIONS)	Total	2004	2005- 2006	2007- 2008	2009 and Thereafter
Guarantees (3)	$137.0	$--	$137.0	$--	$--
Liquidity facilities - available (4)	288.5	249.5	39.0	--	--
Lines of credit - available (5)	39.1	26.1	3.0	10.0	--
Energy operations letter of credit (6)	0.5	0.5	--	--	--

Total commercial commitments	$465.1	$276.1	$179.0	$10.0	$--

(1)	In 1997 and 2001, PSE formed Puget Sound Energy Capital Trust I and Puget Sound Energy Capital Trust II, respectively, for the sole purpose of issuing and selling preferred securities (Trust Securities) and lending the proceeds to PSE. The proceeds from the sale of Trust Securities were used by the Trusts to purchase Junior Subordinated Debentures (Debentures) from PSE. The Debentures are the sole assets of the Trusts and PSE owns all common securities of the Trusts.

(2)	In April 2001, PSE revised its master operating lease to $70 million plus interest with a financial institution. See “Fredonia 3 and 4 Operating Lease” under “Off-Balance Sheet Arrangements” below for further discussion.
(3)	In June 2001, InfrastruX signed a credit agreement with several banks to provide up to $150 million in financing. Under the credit agreement, Puget Energy is the guarantor of the line of credit. Certain InfrastruX subsidiaries also have certain borrowing capacities for working capital purposes of which Puget Energy is not the guarantor.
(4)	At December 31, 2003, PSE had available a $250 million unsecured credit agreement and a three-year $150 million receivables securitization facility. At December 31, 2003, PSE had available $39.0 million of receivables for sale under its receivables securitization facility. See “Accounts Receivable Securitization Program” under “Off-Balance Sheet Arrangements” below for further discussions. The credit agreement and securitization facility provide credit support for an outstanding letter of credit totaling $0.5 million, thereby effectively reducing the available borrowing capacity under these liquidity facilities to $288.5 million.
(5)	Puget Energy has a $15 million line of credit with a bank. At December 31, 2003, $5.0 million was outstanding, reducing the available borrowing capacity under this line of credit to $10 million. InfrastruX has $34.7 million in lines of credit with various banks to fund capital requirements of InfrastruX and its subsidiaries. InfrastruX and its subsidiaries had outstanding loans of $13.9 million, effectively reducing the available borrowing capacity under these lines of credit to $20.8 million.
(6)	In May 2002, PSE provided an energy trading counterparty a letter of credit in the amount of $0.5 million to satisfy the counterparty’s credit requirements following PSE’s senior unsecured debt downgrade in October 2001. The letter of credit has been renewed and expires on March 15, 2004.

        Puget Sound Energy. The following are PSE's aggregate contractual and commercial commitments as of December 31, 2003:

Puget Sound Energy		Payments Due Per Period
CONTRACTUAL OBLIGATIONS (DOLLARS IN MILLIONS)	Total	2004	2005- 2006	2007- 2008	2009 and Thereafter
Long-term debt	$2,053.0	$102.6	$112.0	$304.5	$1,533.9
Junior subordinated debentures payable to a
subsidiary trust (1)	280.3	--	--	--	280.3
Mandatorily redeemable preferred stock	1.9	--	--	--	1.9
Service contract obligations	181.0	21.7	45.0	47.4	66.9
Non-cancelable operating leases	55.5	10.7	17.6	16.8	10.4
Fredonia combustion turbines lease (2)	69.6	4.5	8.7	8.5	47.9
Energy purchase obligations	4,737.4	928.2	1,245.0	1,036.7	1,527.5
Financial hedge obligations	67.0	30.5	17.7	18.8	--
Non-qualified pension funding	38.6	11.1	3.1	4.5	19.9

Total contractual cash obligations	$7,484.3	$1,109.3	$1,449.1	$1,437.2	$3,488.7

		Amount of Commitment Expiration Per Period
COMMERCIAL COMMITMENTS (DOLLARS IN MILLIONS)	Total	2004	2005- 2006	2007- 2008	2009 and Thereafter
Liquidity facilities - available (3)	$288.5	$249.5	$39.0	$--	$--
Energy operations letter of credit (4)	0.5	0.5	--	--	--

Total commercial commitments	$289.0	$250.0	$39.0	$--	$--

(1)	See note (1) on previous table.
(2)	See "Fredonia 3 and 4 Operating Lease" under "Off-Balance Sheet Arrangements" below for further discussion.
(3)	See note (4) on previous table respect to PSE.
(4)	See note (6) on previous table.

OFF-BALANCE SHEET ARRANGEMENTS
        ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
        In order to provide a source of liquidity for PSE at attractive cost of capital rates, PSE entered into a Receivables Sales Agreement with Rainier Receivables, Inc., a wholly owned subsidiary of PSE, in December 2002. Pursuant to the Receivables Sales Agreement, PSE sold all of its utility customer accounts receivable and unbilled utility revenues to Rainier Receivables. Concurrently with entering into the Receivables Sales Agreement, Rainier Receivables entered into a Receivables Purchase Agreement with PSE and a third party. The Receivables Purchase

Agreement allows Rainier Receivables to sell the receivables purchased from PSE to the third party. The amount of receivables sold by Rainier Receivables is not permitted to exceed $150 million at any time. However, the maximum amount may be less than $150 million depending on the outstanding amount of PSE’s receivables which fluctuate with the seasonality of energy sales to customers.
        The receivables securitization facility is the functional equivalent of a secured revolving line of credit. In the event Rainier Receivables elects to sell receivables under the Receivables Purchase Agreement, Rainier Receivables is required to pay the purchasers fees that are comparable to interest rates on a revolving line of credit. As receivables are collected by PSE as agent for the receivables purchasers, the outstanding amount of receivables purchased by the purchasers declines until Rainier Receivables elects to sell additional receivables to the purchasers.
        The receivables securitization facility has a three-year term, but is terminable by PSE and Rainier Receivables upon notice to the receivables purchasers. At December 31, 2003, Rainier Receivables had sold $111.0 million in accounts receivable and the maximum remaining receivables available for sale was $39.0 million.

        FREDONIA 3 AND 4 OPERATING LEASE
        PSE leases two combustion turbines for its Fredonia 3 and 4 electric generating facility pursuant to a master operating lease that was amended for this purpose in April 2001. The lease has a term expiring in 2011, but can be canceled by PSE after August 2004. Payments under the lease vary with changes in the London Interbank Offered Rate (LIBOR). At December 31, 2003, PSE’s outstanding balance under the lease was $59.1 million. The expected residual value under the lease is the lesser of $37.4 million or 60% of the cost of the equipment. In the event the equipment is sold to a third party upon termination of the lease and the aggregate sales proceeds are less than the unamortized value of the equipment, PSE would be required to pay the lessor contingent rent in an amount equal to the deficiency up to a maximum of 87% of the unamortized value of the equipment.

UTILITY CONSTRUCTION PROGRAM
        Current utility construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE’s energy delivery systems. Construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), were $270.0 million in 2003. PSE expects construction expenditures will be approximately $424.0 million in 2004, which includes $80.0 million for new generating resources subject to regulatory approval. The proposed generating resource, if approved in 2004, will be funded initially with short-term debt. Construction expenditure estimates are subject to periodic review and adjustment in light of changing economic, regulatory, environmental and conservation factors.

NEW GENERATION RESOURCES
        In October 2003, PSE completed negotiations to purchase a 49.85% interest in a 275 MW (250 MW capacity with 25 MW planned capital improvements) gas-fired electric generating facility located within PSE’s service territory. The purchase will add approximately 137 MW of electric generation capacity to serve PSE’s retail customers. PSE submitted a power cost only rate case in October 2003 to the Washington Commission to recover the approximately $80 million cost of the new generating facility and other power costs. The power cost only rate case is expected to last approximately five months. Accordingly, the acquisition of the plant is subject to approval by the Washington Commission, and is expected by mid-April 2004. In addition, the acquisition will require approval from FERC. PSE filed its application in January 2004 with FERC and anticipates approval in early 2004.
        In addition, PSE has issued an RFP to acquire approximately 50 average MW of energy from wind power for its electric-resource portfolio. PSE issued an RFP in February 2004 for approximately 305 MW of thermal and other generation with proposals due back in March 2004.

OTHER ADDITIONS
        Other property, plant and equipment additions were $15.5 million in 2003. Puget Energy expects InfrastruX’s capital additions to be $16.2 million, $18.0 million and $20.0 million in 2004, 2005 and 2006, respectively. Construction expenditure estimates are subject to periodic review and adjustment in light of changing economic, regulatory, environmental and conservation factors.

CAPITAL RESOURCES
CASH FROM OPERATIONS
        Cash generated from operations totaled $323.0 million at December 31, 2003. During the period, $87.2 million in cash was used for AFUDC and payment of dividends. Consequently, cash available for utility construction expenditures and other capital expenditures was $235.7 million or 77.7% of the $303.5 million in construction expenditures (net of AFUDC) and other capital expenditure requirements for the period. For the same period in 2002, cash generated from operations was $709.7 million, $99.3 million of which was used for AFUDC and payment of dividends. Therefore, cash available for utility construction expenditures and other capital expenditures at December 31, 2002 was $610.4 million. The reduction in cash generated from operations in 2003 was primarily due to refunds reducing the PGA balance and the reduction in cash received related to deferred tax items in 2002.
        During 2002, PSE received $121.0 million in excess of actual gas costs from customers through the PGA mechanism compared to refunds to customers through the PGA mechanism of $71.8 million for 2003. Cash from deferred income taxes decreased $93.8 million due primarily to federal income tax refunds and deferred tax credits in 2002 that did not occur in 2003. There was also a $21.4 million decrease in cash flows as a result of returning collateral to an energy trading counterparty in 2003 compared to a $21.4 million increase in cash flow from receiving the collateral in 2002. Cash from materials and supplies decreased $36.8 million due predominantly to higher gas injections in 2003 as compared to 2002 in order to increase gas storage levels. Cash used for accounts payable decreased $27.9 million due to fewer accrued incentives and operating-related costs at the end of 2003. In 2003, PSE also funded the qualified pension plan in the amount of $26.5 million compared to no funding during 2002. Cash used for taxes payable increased in 2003 compared to 2002 by $31.7 million.

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

RESTRICTIVE COVENANTS
        In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and gas mortgage indentures, articles of incorporation and certain loan agreements. Under the most restrictive tests, at December 31, 2003, PSE could issue:

•	approximately $927.9 million of additional first mortgage bonds based upon approximately $1.5 billion of electric and gas bondable property available for use for issuance subject to the interest coverage ratio limitation of 2.0 times net earnings available for interest. PSE’s interest coverage ratio at December 31, 2003 was 2.9 times net earnings available for interest;
•	approximately $454.5 million of additional preferred stock at an assumed dividend rate of 7.25%; and
•	approximately $261.3 million of unsecured long-term debt.

CREDIT RATINGS
        Neither Puget Energy nor PSE has any rating downgrade triggers that would accelerate the maturity dates of outstanding debt. However, a downgrade in the companies’ credit ratings could adversely affect their ability to renew existing, or obtain access to new, credit facilities and could increase the cost of such facilities. For example, under PSE’s revolving credit facility, the spreads over the index and commitment fee increase as PSE’s secured long-term debt ratings decline. A downgrade in commercial paper ratings could preclude PSE’s ability to issue commercial paper under its current programs. The marketability of PSE commercial paper is currently limited by the A-3/P-2 ratings by Standard & Poor’s and Moody’s Investors Service. In addition, downgrades in any or a combination of PSE’s debt ratings may allow counterparties on a contract by contract basis in the wholesale electric, wholesale gas and financial derivative markets to require PSE to post a letter of credit or other collateral, make cash prepayments, obtain a guarantee agreement or provide other mutually agreeable security.

        The ratings of Puget Energy and PSE, as of March 8, 2004, were:

Ratings
	Standard & Poor’s	Moody’s
Puget Sound Energy
Corporate credit/issuer rating	BBB-	Baa3
Senior secured debt	BBB	Baa2
Shelf debt senior secured	BBB	(P)Baa2
Trust preferred securities	BB	Bal
Preferred stock	BB	Ba2
Commercial paper	A-3	P-2
Revolving credit facility	*	Baa3
Ratings outlook	Positive	Stable
Puget Energy
Corporate credit/issuer rating	BBB-	Ba1

* Standard & Poor’s does not rate credit facilities.

SHELF REGISTRATIONS, LONG-TERM DEBT AND COMMON STOCK ACTIVITY
        In January 2004, Puget Energy and PSE filed a shelf registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million principal amount of:

•	common stock of Puget Energy, and
•	senior notes of PSE, secured by a pledge of PSE’s first mortgage bonds.

        In March 2003, PSE refinanced $161.9 million of its Pollution Control Bonds to lower the weighted average interest rate from 6.77% to 5.01%. In June 2003, PSE issued $150 million principal amount of senior notes. The proceeds of $149.1 million were used to repay debt. In November 2003, Puget Energy sold an additional 4.55 million shares of common stock. The proceeds of $100.1 million were invested in PSE and mainly used to repay debt and redeem high-cost preferred stock. During 2003, PSE redeemed the following long-term debt:

•	$49.8 million notes and junior subordinated debt of a subsidiary trust in February 2003 with interest rates ranging from 7.02% to 8.231%;
•	$20.0 million notes at an interest rate of 8.39% in March 2003;
•	$60.0 million notes at interest rates ranging from 8.20% to 8.59% in May 2003;
•	$31.0 million notes at interest rates ranging from 6.23% to 7.19% in August 2003; and
•	$54.0 million notes at interest rates ranging from 6.20% to 6.40% in December 2003.

LIQUIDITY FACILITIES AND COMMERCIAL PAPER
        PSE has a $250 million unsecured credit agreement with various banks which expires in June 2004 and a $150 million three-year receivables securitization program which expires in December 2005. The receivables available for sale under the securitization program may be less than $150 million depending on the outstanding amount of PSE’s receivables which fluctuate with the seasonality of energy sales to customers. At December 31, 2003, PSE had available $250 million in the unsecured credit agreement and $39 million available from the receivables securitization facility (net of $111 million sold), which provide credit support for outstanding commercial paper and outstanding letters of credit. At December 31, 2003, there were no outstanding amounts under its commercial paper program and $0.5 million under the letters of credit, effectively reducing the available borrowing capacity under the liquidity facilities to $288.5 million.
        On May 27, 2003, Puget Energy entered into a $15 million, three-year credit agreement with a bank. Under the terms of the agreement, Puget Energy will pay a floating interest rate on borrowings based on the LIBOR. The interest rate is set for one, two or three-month periods at the option of Puget Energy with interest due at the end of each period. Puget Energy will also pay a commitment fee on any unused portion of the credit facility. On May 30, 2003, Puget Energy borrowed $5 million under the credit agreement. The proceeds of the loan were invested in InfrastruX, which used the proceeds to acquire a construction services company in New Mexico.
        In June 2001, InfrastruX signed a three-year credit agreement with several banks to provide up to $150 million in financing. Puget Energy is the guarantor of the line of credit. In addition, InfrastruX’s subsidiaries have an additional $34.7 million in lines of credit with various banks. Borrowings available for InfrastruX are used to fund acquisitions and working capital requirements of InfrastruX and its subsidiaries. At December 31, 2003, InfrastruX and its subsidiaries had outstanding loans of $150.9 million and letters of credit of $4.7 million, effectively reducing the available borrowing capacity under these lines of credit to $29.1 million.

STOCK PURCHASE AND DIVIDEND REINVESTMENT PLAN
        Puget Energy has a Stock Purchase and Dividend Reinvestment Plan pursuant to which shareholders and other interested investors may invest cash and cash dividends in shares of Puget Energy’s common stock. Since new shares of common stock may be purchased directly from Puget Energy, funds received may be used for general corporate purposes. Puget Energy issued common stock from the Stock Purchase and Dividend Reinvestment Plan of $15.5 million (721,340 shares) in 2003 compared to $16.9 million (801,205 shares) in 2002.

COMMON STOCK OFFERING PROGRAMS
        To provide additional financing options, Puget Energy entered into agreements in July 2003 with two financial institutions under which Puget Energy may offer and sell shares of its common stock from time to time through these institutions as sales agents, or as principals. Sales of the common stock, if any, may be made by means of negotiated transactions or in transactions that may be deemed to be “at-the-market” offerings as defined in Rule 415 promulgated under the Securities Act of 1933, including in ordinary brokers’ transactions on the New York Stock Exchange at market prices. In October 2003, Puget Energy sold 100,600 shares of common stock under its program with Cantor Fitzgerald & Company. Puget Energy received approximately $2.3 million in net proceeds from these sales.

PROCEEDINGS RELATING TO THE WESTERN POWER MARKET
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

        CALIFORNIA INDEPENDENT SYSTEM OPERATOR (CAISO) RECEIVABLE AND CALIFORNIA
        REFUND PROCEEDINGS
        PSE operates within the western wholesale market and made sales into the California energy market during the fourth quarter of 2000 through the CAISO. In August of 2000, San Diego Gas & Electric Company filed a complaint at FERC (Docket No. EL00-95) seeking price caps on energy sold into the CAISO and the California Power Exchange (PX) markets. The complaint also sought refunds of prices charged above any such caps put in place. In response to the complaint, after a number of orders that attempted to address the California energy crisis in a variety of manners, FERC issued an Order on June 19, 2001 that imposed caps on prices beginning the next day.
        On July 25, 2001, FERC ordered an evidentiary hearing in Docket No. EL00-95 to determine the amount of refunds due to California energy buyers, including the CAISO, for purchases made in the spot markets operated by the CAISO during the period October 2, 2000 through June 20, 2001. On December 12, 2002, the Administrative Law Judge conducting the hearings issued his certification of proposed findings on California refund liability to FERC. The certification includes an appendix that reflects what the Administrative Law Judge labeled as “ballpark” estimates of amounts owed and owing. The certification also stated that the amounts owing should be adjusted for interest, a calculation the Administrative Law Judge did not make.
        The FERC staff issued a report in August 2002 (Docket No. PA02-2) that, among other things, recommended that FERC modify the methodology for calculating refunds in the California refund proceeding (Docket No. EL00-95) by adopting, as a proxy for the cost of natural gas, producing basin spot prices plus transportation costs, instead of reported spot prices for natural gas at California delivery points. This methodology of calculating the cost of natural gas further reduced the amount owed by the CAISO to PSE for sales made during 2000 and 2001. The current net receivable recorded by PSE is $23.6 million. The CAISO receivable range including the effects of the CAISO refund and estimates of the gas price adjustment, including interest is between $23.6 million and $34.2 million.
        On November 20, 2002, FERC issued an Order on Motion for Discovery Order in Docket No. EL00-95 that granted a motion to allow parties to “adduce” additional evidence into the refund proceedings “that is either indicative or counter-indicative of market manipulation.” The order also authorized an appointment of an Administrative Law Judge as a discovery master, and permitted the parties to conduct discovery and file any such evidence with FERC. In their March 3, 2003 filing, the California parties reiterated their allegations of market manipulation against PSE and approximately 60 other companies. PSE and the other parties responded on March 20, 2003.
        On March 26, 2003, FERC issued an Order on Proposed Findings on Refund Liability in Docket No. EL00-95 that substantially adopted the recommendations that the Administrative Law Judge made on December 12, 2002, except that the Order also substantially adopted the FERC staff gas price recommendation made in its August 2002 report. On October 16, 2003, FERC issued an Order on Rehearing that largely left the refund calculation methodologies established by the March 26, 2003 Order unchanged. The Order on Rehearing gives the CAISO a deadline to perform its “cost re-runs” (which are expected to establish actual amounts owing and owed) of five months from October 16, 2003. In February 2004, however, FERC issued an order giving the CAISO an indefinite period of time to complete its cost re-runs, subject to the CAISO filing monthly reports of its progress and its expected completion dates. The CAISO’s current estimates are that it will be unable to complete the cost re-run process any earlier than August 2004. Until the CAISO completes its cost re-run process, little other activity can take place in the FERC docket.
        The March 26, 2003 Order on Proposed Findings on Refund Liability also permitted generators to make a filing to recover actual fuel costs that exceeded the calculated proxy price under the staff methodology. PSE made such a filing on May 12, 2003. The California parties objected to all fuel cost filings on May 21, 2003. The Order on Rehearing issued on October 16, 2003 postpones resolution of this issue, so PSE’s application for fuel cost recovery remains pending.
        The Order on Rehearing issued on October 16, 2003 also expressly adopted and approved a stipulation that confirmed that two PSE “non-spot-market” transactions were not subject to refund. The total gross revenue associated with the transactions is approximately $26.0 million. On October 17, 2003, PSE sent a demand letter to the CAISO seeking payment of the amount due. The CAISO responded to the letter with its own letter of November 14, 2003, expressing an unwillingness to take the issue up separately or in advance of its “cost re-run” activities. PSE has not yet formally responded to that letter.
        Because of the numerous orders FERC has issued in Docket No. EL00-95 over a period of more than three years, more than 80 appeals from the proceeding have already been lodged with the U.S. Ninth Circuit Court of Appeals. The Ninth Circuit’s usual practice has been to consolidate those appeals as they are filed, and hold the appellate proceedings in abeyance pending a final determination by FERC of the issues before it. PSE has no ability to predict how soon the Ninth Circuit may choose to take up these matters for consideration on their merits, but the California parties have attempted to initiate a more active review from time to time. It is likely that the case will not be finally resolved before formal appellate review.

        CALIFORNIA RECEIVABLE
        In 2001, PG&E and Southern California Edison defaulted on payment obligations owed to various energy suppliers, including the CAISO and the California PX. The CAISO in turn defaulted on its payment obligations to PSE and various other energy suppliers. The California PX itself filed bankruptcy in 2001, further constraining PSE’s ability to receive payments due to controls placed on the California PX’s distribution of funds by the California PX bankruptcy court and due to the fact that the vast majority of funds owed directly to the CAISO are owed by the California PX. In addition, the California PX’s inverse condemnation action against the State of California may influence the delivery of funds to energy sellers such as PSE. PSE has a bad debt reserve and a transaction fee reserve applied to the CAISO receivables, such that the net receivable at December 31, 2003 was $23.6 million. On March 1, 2002, Southern California Edison paid its past due energy obligations to the CAISO, the California PX and various other parties; however, those funds were not used to pay the outstanding balance of the CAISO obligations to PSE.
        In summary, the developments in the California Refund Proceeding described in the above section have the likely effect of reducing PSE’s gross receivable balance due from the CAISO to an amount approximately equivalent to collecting payment on the two “non-spot-market” transactions removed from the Refund Proceeding. PSE is attempting early collection of proceeds associated with those sales while recognizing that the ultimate resolution of the Refund Proceeding may be more distant in the future. PSE anticipates that the net results of the CAISO cost re-runs and the application of the refund calculations will extinguish or offset the CAISO receivable apart from the balance associated with the two “non-spot-market” transactions. PSE is continuing to pursue recovery of the CAISO receivable.

        PACIFIC NORTHWEST REFUND PROCEEDING
        In October 2000, PSE filed a complaint at FERC (creating Docket No. EL01-10) against “all jurisdictional sellers” in the Pacific Northwest seeking prospective price caps consistent with any result FERC supplied for the California markets. FERC dismissed PSE’s complaint on December 15, 2000, although PSE filed for rehearing in January 2001. When FERC issued its June 19, 2001 Order in Docket No. EL00-95, imposing west-wide price constraints on energy sales, PSE moved to withdraw its rehearing request and its complaint in the EL01-10 Docket, on the basis that the relief PSE sought was fully provided. Various parties, including the Port of Seattle and the cities of Seattle and Tacoma, moved to intervene in the proceeding. They asserted the ability to adopt PSE’s complaint to obtain retroactive refunds for numerous transactions, including many that were not within the scope of the PSE complaint. The proceeding became commonly referenced as the “Pacific Northwest Refund Proceeding,” despite the fact that the original complainant, PSE, did not seek retroactive refunds. A preliminary evidentiary hearing was held in September 2001, and an Administrative Law Judge recommendation against refunds followed. In December 2002, FERC issued an order permitting additional discovery and the submission of any additional evidence (parallel to the order issued in the California Refund Proceeding) that reopened the matter to permit parties to introduce any evidence they claimed to have of market manipulation. A few parties made filings, asserting market manipulation in early March 2003, and numerous parties, including PSE, responded to those allegations in late March 2003. On June 25, 2003, FERC issued an order terminating the proceeding, largely on procedural, jurisdictional and equitable grounds. Various parties filed rehearing requests on July 25, 2003. On November 10, 2003, FERC denied the rehearing requests, and the matter has now been appealed to the Ninth Circuit Court of Appeals. PSE has filed its own appeal, on the basis that it had an absolute right to withdraw the complaint before any other party intervened. The California parties also sought rehearing on one new issue decided in the November 10, 2003 order, which request was denied by FERC on February 9, 2004. It is expected that all appeals from this proceeding will be consolidated and resolved together.

        ORDERS TO SHOW CAUSE
        On June 25, 2003, FERC issued two show cause orders pertaining to its western market investigations that commenced individual proceedings against many sellers. One show cause proceeding seeks to investigate approximately 26 entities that allegedly had potential “partnerships” with Enron. PSE was not named in that show cause order, and in an order dismissing many of the already-named respondents in the “partnerships” proceedings on January 22, 2004, FERC stated that they had determined not to proceed further against other parties. Accordingly, PSE does not expect to be named in the case.
        The second show cause proceeding investigated approximately 55 entities that allegedly had engaged in potential “gaming” practices in the CAISO and California PX markets. PSE is one of the entities named in the “gaming” show cause order (Docket No. EL03-169). On July 16, 2003, CAISO provided data to FERC in connection with the “gaming” show cause order that indicated that, under the standards adopted by FERC in the June 25, 2003 orders, CAISO’s previously reported claims against PSE as to “ricochet” transactions completely disappear. Consistent with the show cause orders’ invitation to attempt settlement, PSE and FERC staff filed a settlement of all issues pending against PSE in those proceedings on August 28, 2003. The proposed settlement admits no wrongdoing on the part of PSE, but would result in the payment of $17,092 to settle all claims. The California parties and a few others filed oppositions to PSE’s settlement (and all others) on September 30, 2003. PSE replied to those arguments on October 20, 2003. The presiding Administrative Law Judge certified and recommended the PSE settlement to FERC on November 18, 2003. In January 2004, FERC issued an Order Approving Contested Settlement Agreement that finds PSE’s settlement to be in the public interest. On February 23, 2004, motions for rehearing were filed by the Port of Seattle and the California parties (the California Attorney General, the California Public Utilities Commission, the California Electricity Oversight Board, PG&E and Southern California Edison). PSE continues to believe that the orders to show cause do not raise new issues or concerns nor will they have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

        ANOMALOUS BIDDING INVESTIGATION
        On June 25, 2003, FERC issued an order commencing a new investigatory proceeding, Docket No. IN03-10, to be conducted through its Office of Market Oversight and Investigations (OMOI). That docket is to review each seller’s bids into the CAISO or California PX markets that exceeded $250/MWh during the period of May 1, 2000 to October 1, 2000. The OMOI is to determine if each such entity’s bids show a pattern or an effort to manipulate the market, and if they do, to consider whether the entity should be required to disgorge any improper profits earned as a result of such patterns or efforts. PSE received a data request from the OMOI in this proceeding about its bids and responded on July 24, 2003. PSE has not received further information requests since responding. There is no established timetable for this proceeding, but FERC has indicated that it expects to work diligently to review the practices of each seller and to resolve the matter expeditiously. PSE does not expect any material adverse impacts on the financial condition of the Company from this FERC investigation.

        PORT OF SEATTLE SUIT
        On May 21, 2003, the Port of Seattle commenced suit in federal court in Seattle, Washington against 22 energy sellers into the California market, alleging that the conduct of those sellers during 2000 and 2001 constituted market manipulation, violated antitrust laws and damaged the Port of Seattle, which had a contract to purchase its complete energy supply from PSE at the time. The Port’s contract with PSE linked the price of the energy sold to the Port to an index price for energy sold at wholesale at the Mid-Columbia trading hub. The Port alleged that the Mid-Columbia price was intentionally affected improperly by the defendants, including PSE. PSE moved to dismiss this case; other defendants moved to transfer the matter to a multi-district litigation panel in California. A conditional transfer order was issued in July 2003. After further proceedings before the judicial panel on multi-district litigation, an order transferring the case to the Southern District of California was entered on December 15, 2003. PSE’s motion to dismiss remains pending and is scheduled to be heard on March 26, 2004 in San Diego, California. PSE does not expect any material adverse impacts on the financial condition of the Company from this matter.

        CALIFORNIA ATTORNEY GENERAL CASES
        On May 31, 2002, FERC conditionally dismissed a complaint filed on March 20, 2002 by the California Attorney General in Docket No. EL02-71 that alleged violations of the FPA by FERC and all sellers (including PSE) of electric power and energy into California. The complaint asserted that FERC’s adoption and implementation of market rate authority was flawed and, as a result, individual sellers such as PSE were liable for sales of energy at rates that were “unjust and unreasonable.” The condition for dismissal was that all sellers refile transaction summaries of sales to (and, after a clarifying order issued on June 28, 2001, purchases from) certain California entities during 2000 and 2001. PSE refiled such transaction summaries on July 1 and July 8, 2002. The order of dismissal is now on appeal to the Ninth Circuit Court of Appeals.
        On the same day as FERC’s order of dismissal in Docket No. EL02-71 was entered, the California Attorney General announced it had filed individual complaints against a number of sellers, including PSE, in California Superior Court in San Francisco. That complaint alleged that PSE’s sales to California violated the requirements of the FPA and that, as such, the sales also violated certain sections of the California Business Practices Act forbidding unlawful business practices. The complaint asserted that each such “violation” subjects PSE to a fine of up to $2,500 plus an award of attorneys’ fees and asserts that there were “thousands” of such violations. PSE removed that suit to federal court and moved to dismiss it on the grounds that the issues are within the exclusive or primary jurisdiction of FERC. On March 25, 2003, the court granted the motion for dismissal. The order of dismissal is now on appeal to the Ninth Circuit Court of Appeals. PSE does not expect any material adverse impacts on the financial condition of the Company from these matters.

         CALIFORNIA CLASS ACTIONS
        During May 2002, PSE was served with two cross-complaints, by Reliant Energy Services and Duke Energy Trading & Marketing, respectively, in six consolidated class actions pending in Superior Court in San Diego, California. The original complaints in the action, which were brought by or on behalf of electricity purchasers in California, allege that the original (approximately 40) defendants manipulated the wholesale electricity markets in violation of various California Business Practices Act or Cartwright Act (antitrust) provisions. The plaintiffs in the lawsuit seek, among other things, restitution of all funds acquired by means that violate the law and payment of treble damages, interest and penalties. The cross-complaints assert essentially that the cross-defendants, including PSE, were also participants in the energy market in California at the relevant times, and that any remedies ordered against some market participants should be ordered against all. Reliant Energy Services and Duke Energy Trading & Marketing also seek indemnity and conditional relief as a buyer in transactions involving cross-defendants should the plaintiffs prevail. Those cross-complaints added over 30 new defendants, including PSE, to litigation that had been pending since 2000 and had been set for trial in state court. Some of the newly added defendants removed the litigation to federal court. The federal court in San Diego remanded the case to the California state court in an order issued in December 2002. PSE and numerous other defendants added by the cross-complaints have moved to dismiss these claims. Those motions were argued on September 19, 2002, but the federal judge did not rule on those motions in his order remanding the case to state court. The remand order is now being reconsidered. PSE and the other defendants that moved to dismiss the claims intend to submit their motion to the appropriate court at the earliest practical date. As a result of the various motions, no trial date is set at this time. PSE does not expect the ultimate resolution of these matters to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

CRITICAL ACCOUNTING POLICIES
        The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires that management apply accounting policies and make estimates and assumptions that affect results of operations and the reported amounts of assets and liabilities in the financial statements. The following areas represent those that management believes are particularly important to the financial statements and that require the use of estimates and assumptions to describe matters that are inherently uncertain.

         REVENUE RECOGNITION
        Utility revenue is recognized when the basis of service is rendered, including estimates used for unbilled revenue. Unbilled kWh are determined by taking kWh generated and purchased less billed kWh and estimated system losses. The estimated system losses are determined by reviewing historical billed kWh to generated and purchased kWh. This amount is then multiplied by the estimated average revenue per kWh. Non-utility revenue is recognized when services are performed, upon the sale of assets, or on a percentage of completion basis for fixed-price contracts. The recognition of revenue is in conformity with Generally Accepted Accounting Principles, which requires the use of estimates and assumptions that affect the reported amounts of revenue.

         REGULATORY ACCOUNTING
        Puget Energy’s regulated subsidiary, PSE, prepares its financial statements in accordance with the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and in conformity with FERC’s uniform system of accounts. The Washington Commission also requires PSE to use FERC’s uniform system of accounts. The reason PSE prepares its financial statements in accordance with SFAS No. 71 is that its rates and tariffs are regulated by the Washington Commission and FERC. The rates that are charged by PSE to its customers are based upon cost base regulation reviewed and approved by these regulatory commissions. Under the authority of these commissions, PSE has recorded certain regulatory assets and liabilities in the amount of $461.8 million and $406.1 million as of December 31, 2003 and 2002, respectively. If at some point in the future Puget Energy determines that it no longer meets the criteria for continued application of SFAS No. 71 with respect to PSE, Puget Energy could be required to write off its regulatory assets and liabilities.

        DERIVATIVES
        Puget Energy uses derivative financial instruments primarily to manage its commodity price risks. Derivative financial instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149. Accounting for derivatives continues to evolve through guidance issued by the Derivatives Implementation Group (DIG) of the Financial Accounting Standards Board. To the extent that changes by the DIG modify current guidance, including the normal purchases and normal sales determination, the accounting treatment for derivatives may change.
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
        When external quoted market prices are not available for derivative contracts, PSE uses a valuation model which uses volatility assumptions relating to future energy prices based on specific energy markets and utilizes externally available forward market price curves.

         GOODWILL AND INTANGIBLES (PUGET ENERGY ONLY)
        On January 1, 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result Puget Energy ceased amortization of goodwill. During 2001, Puget Energy recorded approximately $2.8 million of goodwill amortization. Puget Energy performs an annual impairment review to determine if any impairment exists. In performing the goodwill impairment test, Puget Energy compares the present value of the future cash flows of InfrastruX with recorded equity. If goodwill is determined to have an impairment, Puget Energy will record in the period of determination an impairment charge to earnings.
        Intangibles with finite lives are amortized on a straight-line basis over the expected periods to be benefited. The goodwill and intangibles recorded on the balance sheet of Puget Energy are the result of acquisition of companies by InfrastruX.

         DEFINED BENEFIT PENSION PLAN
        Puget Energy has a qualified defined benefit pension plan covering substantially all employees of PSE. For 2003, 2002 and 2001 qualified pension income of $12.9 million, $17.7 million and $20.0 million, respectively, was recorded in the financial statements. Of these amounts, approximately 67.0%, 66.8% and 58.0% offset utility operations and maintenance expense in 2003, 2002 and 2001, respectively, and the remaining amounts were capitalized. Changes in market values of stocks or interest rates will affect the amount of income that Puget Energy can record in its financial statements in future years. Qualified pension income is expected to decline to $8.6 million in 2004 as a result of lower actual returns on pension assets during the last three years and declining expected rates of return on pension fund assets. During 2003, PSE made a cash contribution to the qualified defined benefit plan of $26.5 million and is not expected to make a cash contribution to this qualified plan in 2004.

        STOCK-BASED COMPENSATION
        The Company has various stock-based compensation plans which prior to 2003 were accounted for according to APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In 2003, the Company adopted the fair value based accounting of SFAS No. 123 using the prospective method under the guidance of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company will apply SFAS No. 123 accounting prospectively to stock compensation awards granted in 2003 and future years, while grants that were made in years prior to 2003 will continue to be accounted for using the intrinsic value method of APB No. 25.

         CALIFORNIA INDEPENDENT SYSTEM OPERATOR RESERVE
        PSE operates within the western wholesale market and has made sales into the California energy market. At December 31, 2000, PSE’s receivables from the CAISO and other counterparties, net of reserves, were $41.8 million. PSE received the majority of the partial payments for sales made in the fourth quarter of 2000 in the first quarter of 2001 and has since received a small amount of payments. At December 31, 2003, such receivables, net of reserves, were approximately $23.6 million.
        During 2003, FERC issued an order in the California Refund Proceeding adopting in part and modifying in part FERC’s earlier findings by the Administrative Law Judge. Based upon the order, PSE has determined that the receivables balance at December 31, 2003 is collectible from the CAISO. See “Proceedings Related to the Western Power Market” under Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

         NEW ACCOUNTING PRONOUNCEMENTS
        In January 2003, FIN 46, which was further revised in December 2003 with FIN 46R, clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. FIN 46R requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements must be included in the consolidated financial statements of the business entity. The adoption of FIN 46R for all interests in variable interest entities created after January 31, 2003 is effective immediately. For variable interest entities created before February 1, 2003, it is effective July 1, 2003. The Company has evaluated its contractual arrangements and determined PSE’s 1995 conservation trust off-balance sheet financing transaction meets this guidance, and therefore it was consolidated in the third quarter of 2003. As a result, revenues for 2003 increased $5.7 million, while conservation amortization and interest expense increased by the corresponding amount with no impact on earnings. At December 31, 2003, the balance sheet assets and liabilities increased by $4.2 million. FIN 46R also impacted the treatment of the Company’s mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the corporation (trust preferred securities). Previously, these trust preferred securities were consolidated into the Company’s operations. As a result of FIN 46R, these securities have been deconsolidated and were classified as junior subordinated debentures of the corporation payable to a subsidiary trust holding mandatorily redeemable preferred securities (junior subordinated debt) in the fourth quarter of 2003. This change had no impact on the Company’s results of operations for 2003. The Company is evaluating its purchase power agreements and any other agreements to determine if FIN 46R will have an impact on the financial statements.
        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes the requirements for classifying and measuring as liabilities certain financial instruments that embody obligations to redeem the financial instruments by the issuer. The adoption of SFAS No. 150 is effective with the first fiscal year or interim period beginning after June 15, 2003. However, on November 5, 2003, the FASB deferred for an indefinite period certain mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The Company does not have any noncontrolling interest in finite-lived subsidiaries and, therefore, is not affected by the deferral. Prior periods are not restated for the new presentation.
        SFAS No. 150 requires the Company to classify its mandatorily redeemable preferred stock as liabilities. As a result, the corresponding dividends on the mandatorily redeemable preferred stock are classified as interest expense on the income statement with no impact on income for common stock.
        In December 2003, SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132R), was revised to include various additional disclosure requirements. SFAS No. 132R is effective for fiscal years ending after December 15, 2003.
        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted the new rules on asset retirement obligations on January 1, 2003. As a result, the Company recorded a $0.2 million charge to income for the cumulative effect of this accounting change. In addition, the Company reclassified $124.9 million and $114.6 million in 2003 and 2002, respectively, from accumulated depreciation to a regulatory liability.
        The Emerging Issues Tax Force of the Financial Accounting Standards Board (EITF) at its July 2003 meeting came to a consensus concerning EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not Held for Trading Purposes as Defined in Issue No. 02-03.” The consensus reached was that determining whether realized gains and losses on physically settled derivative contracts not held for trading purposes reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Based on the guidance in EITF No. 03-11, the Company determined that its non-trading derivative instruments should be reported net and implemented this treatment effective January 1, 2004. Consequently, revenue and purchased electricity will be reduced as a result of netting any non-trading derivative instruments that meet the EITF 03-11 criteria.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risks, including changes in commodity prices and interest rates.

PORTFOLIO MANAGEMENT
        The nature of serving regulated electric customers with its wholesale portfolio of owned and contracted resources exposes the Company and its customers to some volumetric and commodity price risks within the sharing mechanism of the PCA. The Company’s energy risk management function monitors and manages these risks using analytical models and tools. The Company manages its energy supply portfolio to achieve three primary objectives:

•	Ensure that physical energy supplies are available to serve retail customer requirements;
•	Manage portfolio risks to limit undesired impacts on the Company’s costs; and
•	Maximize the value of the Company’s energy supply assets.

        The portfolio is subject to major sources of variability (e.g., hydro generation, outage risk, regional economic factors, temperature-sensitive retail sales, and market prices for gas and power supplies). At certain times, these sources of variability can mitigate portfolio imbalances; at other times they can exacerbate portfolio imbalances.
        The Company’s energy risk management staff develops hedging strategies for the Company’s energy supply portfolio. The first priority is to obtain reliable supply for delivery to the Company’s retail customers. The second priority is to protect against unwanted risk exposure. The third priority is to optimize excess capacity or flexibility within the wholesale portfolio. Most hedges can be implemented in ways that retain the Company’s ability to use its energy supply optimization opportunities. Other hedges are structured similarly to insurance instruments, where PSE pays an insurance premium to protect against certain extreme conditions.
        Portfolio exposure is managed in accordance with Company polices and procedures. The Risk Management Committee, which is composed of Company officers, provides policy-level and strategic direction for management of the energy portfolio. The Audit Committee of the Company’s Board of Directors has oversight of the Risk Management Committee.
        The prices of energy commodities are subject to fluctuations due to unpredictable factors including weather, generation outages and other factors which impact supply and demand. The volumetric and commodity price risk is a consequence of purchasing energy at fixed and variable prices and providing deliveries at different tariffs and variable prices. Costs associated with ownership and operation of production facilities are another component of this risk. The Company may use forward physical delivery agreements and financial derivatives for the purpose of hedging commodity price risk. Without jeopardizing the security of supply within its portfolio, the Company will also engage in optimizing the portfolio. Optimization may take the form of utilizing excess capacity, shaping flexible resources to capture their highest value, utilizing transmission capacity or capitalizing on market price movement. As a result, portions of the Company’s energy portfolio are monetized through the use of forward price instruments.
        The regulatory mechanisms of the PGA and the PCA mitigate the impact of commodity price volatility upon the Company. The PGA mechanism passes through to customers increases and decreases in the cost of natural gas supply. The PCA mechanism provides for a sharing of costs and benefits that are graduated over four levels of power cost variances with an overall cap of $40 million (+/-) plus 1% of the excess over the $40 million cap over the four-year period ending June 30, 2006.

        Transactions that qualify as hedge transactions under SFAS No. 133 are recorded on the balance sheet at fair value. Changes in fair value of the Company’s derivatives are recorded each period in current earnings or other comprehensive income. Short-term derivative contracts for the purchase and sale of electricity are valued based upon daily quoted prices from an independent energy brokerage service. Valuations for short-term and medium-term natural gas financial derivatives are derived from a combination of quotes from several independent energy brokers and are updated daily. Long-term gas financial derivatives are valued based on published pricing from a combination of independent brokerage services and are updated monthly. Option contracts are valued using market quotes and a Monte Carlo simulation-based model approach.
        At December 31, 2003, the Company had an after-tax net asset of approximately $16.2 million of energy contracts designated as qualifying cash flow hedges and a corresponding unrealized gain recorded in other comprehensive income. Of the amount in other comprehensive income, 99% has been reclassified out of other comprehensive income to a deferred account due to the Company reaching the $40 million cap under the PCA mechanism. The Company also had energy contracts that were marked-to-market at a loss through current earnings for 2003 of $0.1 million. A hypothetical 10% increase in the market prices of natural gas and electricity would increase the fair value of qualifying cash flow hedges by approximately $5.2 million after-tax and would increase current earnings for those contracts marked-to-market in earnings by an immaterial amount.

DERIVATIVE CONTRACTS (DOLLARS IN MILLIONS)	Amounts
Fair value of contracts outstanding December 31, 2002	$11.2
Contracts realized or otherwise settled during 2003	(1.4)
Changes in fair values of derivatives	2.8

Fair value of contracts outstanding at December 31, 2003	$12.6

	Fair Value of Contracts with Settlement During Year
SOURCE OF FAIR VALUE (DOLLARS IN MILLIONS)	2004	2005-2006	2007-2008	2009 and Thereafter	Total fair value
Prices based on models and other valuation methods	$4.0	$6.3	$2.3	$--	$12.6

INTEREST RATE RISK
        The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable rate leases and long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. The Company utilizes bank borrowings, commercial paper, line of credit facilities and accounts receivable securitization to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may enter into swap instruments to manage the interest rate risk associated with these debts. The Company did not have any swap instruments outstanding as of December 31, 2003 or 2002. The carrying amounts and fair values of Puget Energy’s fixed-rate debt instruments are:

	2003		2002
(DOLLARS IN MILLIONS)	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Financial liabilities:
Short-term debt	$ 13.9	$ 13.9	$ 47.3	$ 47.3
Long-term debt	2,216.3	2,385.3	2,237.1	2,395.9

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index on page 64.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
        Under the supervision and with the participation of Puget Energy’s and PSE’s management, including the Companies’ President and Chief Executive Officer and Senior Vice President Finance and Chief Financial Officer, Puget Energy and PSE have evaluated the effectiveness of the Companies’ disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President Finance and Chief Financial Officer of Puget Energy and PSE concluded that these disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS
        There have been no significant changes in Puget Energy’s or PSE’s internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s or PSE’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         PUGET ENERGY
        The information required by this item with respect to Puget Energy is incorporated herein by reference to the material under “Available Information” in Part I of this report and “Proposal — Election of Directors,” “Directors Continuing in Office”, “Board of Directors and Corporate Governance” and “Security Ownership of Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in Puget Energy’s proxy statement for its 2004 Annual Meeting of Shareholders (Commission File No. 1-16305). Reference is also made to the information regarding Puget Energy’s executive officers set forth in Part I of this report.

         PUGET SOUND ENERGY
        The information called for by Item 10 with respect to PSE is omitted pursuant to General Instruction I(2)(c) to Form 10-K (omission of information by certain wholly owned subsidiaries).

ITEM 11. EXECUTIVE COMPENSATION

        PUGET ENERGY
        The information required by this item with respect to Puget Energy is incorporated herein by reference to the material under “Director Compensation,” “Executive Compensation” and “Employment Contracts, Termination of Employment and Change-In-Control Arrangements” in Puget Energy’s proxy statement for its 2004 Annual Meeting of Shareholders (Commission File No. 1-16305).

        PUGET SOUND ENERGY
        The information called for by Item 11 with respect to PSE is omitted pursuant to General Instruction I(2)(c) to Form 10-K (omission of information by certain wholly owned subsidiaries).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
        The following table sets forth information regarding the common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of the Puget Energy existing equity compensation plans, as of December 31, 2003.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	40,000	$22.51	1,194,480	(1)(2)(3)
Equity compensation plans not aproved by security holders	260,000 (4)	$22.51 (4)	41,879	(5)
Total	300,000	$22.51	1,236,359

        The table does not include 43,554 deferred stock units in the Company’s deferred compensation plans that are payable in stock, plus cash for any fractional shares, of which all are currently vested.

(1)	Includes 259,662 shares remaining available for issuance under Puget Energy’s Employee Stock Purchase Plan.
(2)	Includes 934,818 shares remaining available for issuance under Puget Energy’s Amended and Restated 1995 Long-Term Incentive Plan (performance shares). Depending on the level of achievement of performance goals, the performance shares may be paid out at zero shares at minimum achievement level, 790,922 shares at target level, or 1,181,103 at maximum level. Because there is no exercise price associated with performance shares, such shares are not included in the weighted-average price calculation.
(3)	In addition to stock options, Puget Energy may also grant stock awards, performance awards and other stock-based awards under the Puget Energy Amended and Restated 1995 Long-Term Incentive Plan.
(4)	Does not include stock options that were assumed by PSE in connection with its acquisition of Washington Energy Company. The assumed options are for the purchase of 11,301 shares of Puget Energy common stock and have a weighted-average exercise price of $20.21 per share. In the event that any assumed option is not exercised, no further option to purchase shares of common stock will be issued in place of such unexercised option.
(5)	Represents 41,879 shares available for issuance under Puget Energy’s Nonemployee Director Stock Plan (Director Stock Plan). The Director Stock Plan provides for automatic stock payments to each of Puget Energy’s nonemployee directors. Each nonemployee director who is a nonemployee director at any time during a calendar year receives a stock payment as a portion of the quarterly retainer paid to such director. Effective July 1, 2003, the number of shares that will be issued to each nonemployee director as a stock payment under the Director Stock Plan is determined by dividing two-thirds of the quarterly retainer payable to such director for a fiscal quarter by the fair market value of Puget Energy’s common stock on the last business day of that fiscal quarter. Prior to July 1, 2003, 40% of the quarterly retainer was payable in stock. A nonemployee director may elect to increase the percentage of his or her quarterly retainer that is paid in stock, up to 100%. A nonemployee director may also elect to defer the issuance of shares under the Director Stock Plan in accordance with the terms of the plan.

SUMMARY OF EQUITY COMPENSATION PLANS NOT APPROVED BY SHAREHOLDERS

        NON-PLAN GRANTS
        On January 7, 2002, Puget Energy granted Stephen P. Reynolds, President and Chief Executive Officer of Puget Energy and PSE, two non-qualified stock option grants outside of any equity incentive plan adopted by Puget Energy (the Non-Plan Grants). These stock option grants were an inducement to Mr. Reynolds’ employment and in lieu of participation in the Companies’ Supplemental Executive Retirement Plan. One of the Non-Plan Grants made to Mr. Reynolds is for 150,000 shares of Puget Energy common stock and vests at a rate of 20% per year, for full vesting after five years. The other Non-Plan Grant made to Mr. Reynolds is for 110,000 shares of Puget Energy common stock and vests at a rate of 25% per year, for full vesting after four years. The exercise price of both Non-Plan Grants is $22.51 per share, equal to 100% of the fair market value of Puget Energy common stock on the date of grant. As of December 31, 2003, all of the 260,000 shares subject to the Non-Plan Grants remained outstanding. Except as expressly provided in the option agreement relating to each of the Non-Plan Grants, the Non-Plan Grants are subject to the terms and conditions of the Company’s Amended and Restated 1995 Long-Term Incentive Plan.
        Upon a change of control (as defined in the Employment Agreement between Puget Energy and Mr. Reynolds, dated January 7, 2002), both Non-Plan Grants will become fully vested and immediately exercisable. If Mr. Reynolds’ employment or service relationship with Puget Energy is terminated by Puget Energy without cause or by Mr. Reynolds with good reason, the vesting and exercisability of the Non-Plan Grants will be accelerated as follows: (1) the vesting and exercisability of the 150,000-share Non-Plan Grant will be accelerated such that the total number of shares vested and exercisable will be calculated as if the option had vested on a daily basis over the four-year period through the date of termination and (2) the vesting and exercisability of the 110,000-share Non-Plan Grant will be accelerated by two years. For purposes of the Non-Plan Grants, the terms “cause” and “good reason” have the meanings given to them in the Employment Agreement between Puget Energy and Mr. Reynolds, dated January 1, 2002.
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
        The Non-Plan Grants provide for the payment of the exercise price of options by any of the following means: (1) cash, (2) check, (3) tendering shares of Puget Energy’s common stock, either actually or by attestation, already owned for at least six months (or any shorter period necessary to avoid a charge to Puget Energy’s earnings for financial reporting purposes) that on the day prior to the exercise date have a fair market value equal to the aggregate exercise price of the shares being purchased, (4) delivery of a properly executed exercise notice, together with irrevocable instructions to a brokerage firm designated by Puget Energy to deliver promptly to Puget Energy the aggregate amount of sale or loan proceeds to pay the option exercise price and any withholding tax obligations that may arise in connection with the exercise or (5) any other method permitted by the plan administrator.

         BENEFICIAL OWNERSHIP OF PUGET SOUND ENERGY
        As of December 31, 2003, all of the issued and outstanding shares of PSE’s common stock were held beneficially and of record by Puget Energy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The aggregate fees billed by PricewaterhouseCoopers LLP, the Company’s independent auditors, for the year ended December 31 were as follows:

	2003		2002
(DOLLARS IN THOUSANDS)	PUGET ENERGY	PSE	PUGET ENERGY	PSE
Audit fees [1]	$850	$453	$791	$324
Audit related fees [2]	261	147	195	151
Tax fees [3]	200	168	288	139
All other fees [4]	--	--	23	--

Total	$1,311	$768	$1,297	$614

1	For professional services rendered for the audit of Puget Energy's and PSE's annual financial statements, reviews of financial statements included in the Companies' Forms 10-Q, and consents and reviews of documents filed with the Securities and Exchange Commission. The 2003 fees are estimated and include an aggregate amount of approximately $167,000 and $277,000 billed to Puget Energy and PSE, respectively, through December 31, 2003. The 2002 fees include an aggregate amount of $100,000 and $297,000 billed to Puget Energy and PSE, respectively, through December 31, 2002.
2	Consists of employee benefit plan audits, due diligence reviews and assistance with Sarbanes-Oxley readiness
3	Consists of tax planning, consulting and tax return reviews.
4	For 2002, other fees consisted of financial information systems design and implementation fees relating to the final portion of work on the implementation of Puget Sound Energy's ConsumerLinX customer information system, initiated in 2001 and completed in February 2002.

        The Audit Committees of the Company have adopted policies for the pre-approval of all audit and non-audit services provided by the Company’s independent auditor. The policies are designed to ensure that the provision of these services does not impair the auditor’s independence. Under the policies, unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the Audit Committee. In addition, any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.
        The annual audit services engagement terms and fees, as well as any changes in terms, conditions and fees relating to the engagement, are subject to specific pre-approval by the Audit Committees. In addition, on an annual basis, the Audit Committees grant general pre-approval for specific categories of audit, audit-related, tax and other services, within specified fee levels, that may be provided by the independent auditor. With respect to each proposed pre-approved service, the independent auditor is required to provide detailed back-up documentation to the Audit Committees regarding the specific services to be provided. Under the policies, the Audit Committees may delegate pre-approval authority to one or more of their members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committees at their next scheduled meeting. The Audit Committees do not delegate responsibilities to pre-approve services performed by the independent auditor to management.
        For 2003 all audit and non-audit services were pre-approved.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

(a)	Documents filed as part of this report:
1)	Financial statement schedules —see index on page 64.
2)	Exhibits — see index on page 111.

(b)	Reports on Form 8-K:
Puget Energy and Puget Sound Energy
1)	Form 8-K dated on October 24, 2003 – Item 5 Other Events and Item 7 Exhibits, related to PSE’s acquisition of a 49.85% share of the Frederickson Power LP’s generation facility.
2)	Form 8-K dated November 4, 2003 — Item 5 Other Events, related to Puget Energy’s sale of common stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUGET ENERGY, INC.	PUGET SOUND ENERGY, INC.
/s/ Stephen P. Reynolds	/s/ Stephen P. Reynolds
Stephen P. Reynolds	Stephen P. Reynolds
President and Chief Executive Officer	President and Chief Executive Officer

Date: March 9, 2004	Date: March 9, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
(Puget Energy and PSE unless otherwise noted)

/s/ Douglas P. Beighle	Chairman of the Board	March 9, 2004
(Douglas P. Beighle)

/s/ Stephen P. Reynolds	President, Chief Executive Officer and Director
(Stephen P. Reynolds)

/s/ Bertrand A. Valdman	Senior Vice President Finance and Chief Financial Officer
(Bertrand A. Valdman)

/s/ James W. Eldredge	Corporate Secretary and Chief Accounting Officer
(James W. Eldredge)

/s/ Charles W. Bingham	Director
(Charles W. Bingham)

/s/ Phyllis J. Campbell	Director
(Phyllis J. Campbell)

/s/ Craig W. Cole	Director
(Craig W. Cole)

/s/ Robert L. Dryden	Director
(Robert L. Dryden)

/s/ Stephen E. Frank	Director
(Stephen E. Frank)

/s/ Tomio Moriguchi	Director
(Tomio Moriguchi)

/s/ Dr. Kenneth P. Mortimer	Director
(Dr. Kenneth P. Mortimer)

/s/ Sally G. Narodick	Director
(Sally G. Narodick)

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
        In addition, PricewaterhouseCoopers LLP, the independent auditors, have performed audit procedures deemed appropriate to obtain reasonable assurance about whether the financial statements are free of material misstatement.
        The Board of Directors pursues its oversight role for the financial statements through the audit committee, which is composed solely of outside Directors and two of those Directors qualify as financial experts under the rules adopted by the Securities and Exchange Commission. The audit committee meets regularly with management, the internal auditors and the independent auditors, jointly and separately, to review management’s process of implementation and maintenance of internal accounting controls and auditing and financial reporting matters. The internal and independent auditors have unrestricted access to the audit committee.

/s/ Stephen P. Reynolds	/s/ Bertrand A. Valdman	/s/ James W. Eldredge
Stephen P. Reynolds	Bertrand A. Valdman	James W. Eldredge
President and Chief Executive Officer	Senior Vice President Finance and Chief Financial Officer	Corporate Secretary and Chief Accounting Officer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Puget Energy, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Puget Energy, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index of the document presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        As described in Note 15 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities as required by Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”
        As described in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations as required by Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations.”

PricewaterhouseCoopers LLP
Seattle, Washington
March 5, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholder of Puget Sound Energy, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index of this Annual Report on Form 10-K present fairly, in all material respects, the financial position of Puget Sound Energy, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index of the document presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        As described in Note 15 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities as required by Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities.”
        As described in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations as required by Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations.”

PricewaterhouseCoopers LLP
Seattle, Washington
March 5, 2004

Consolidated Financial Statements, Financial Statement Schedule Covered by the Foregoing Report of Independent Accountants and Exhibits

CONSOLIDATED FINANCIAL STATEMENTS: PUGET ENERGY: Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets, December 31, 2003 and 2002

Consolidated Statements of Capitalization, December 31, 2003 and 2002

Consolidated Statements of Common Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

PUGET SOUND ENERGY: Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets, December 31, 2003 and 2002

Consolidated Statements of Capitalization, December 31, 2003 and 2002

Consolidated Statements of Common Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

NOTES: Combined Puget Energy and Puget Sound Energy Notes to Consolidated Financial Statements

SUPPLEMENTAL QUARTERLY FINANCIAL DATA:

SCHEDULE:

II.	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2003, 2002 and 2001

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

EXHIBITS: Exhibit Index

Puget Energy Consolidated Statements of

INCOME
(Dollars in thousands, except per share amounts) FOR YEARS ENDED DECEMBER 31	2003	2002	2001
Operating revenues:
Electric	$1,509,463	$1,365,885	$1,865,227
Gas	634,230	697,155	815,071
Non-utility construction services	341,787	319,529	173,786
Other	6,043	9,753	32,476

Total operating revenues	2,491,523	2,392,322	2,886,560

Operating expenses:
Energy costs:
Purchased electricity	823,189	645,371	918,676
Residential exchange	(173,840)	(149,970)	(75,864)
Purchased gas	327,132	405,016	537,431
Electric generation fuel	64,999	113,538	281,405
Unrealized (gain) loss on derivative instruments	106	(11,612)	(11,182)
Utility operations and maintenance	289,702	286,220	265,789
Other operations and maintenance	303,972	273,157	156,731
Depreciation and amortization	236,866	228,743	217,540
Conservation amortization	33,458	17,501	6,493
Taxes other than income taxes	208,395	215,429	212,582
Income taxes	72,369	59,260	79,838

Total operating expenses	2,186,348	2,082,653	2,589,439

Operating income	305,175	309,669	297,121
Other income	1,564	5,458	14,526

Income before interest charges	306,739	315,127	311,647

Interest charges:
AFUDC	(3,343)	(1,969)	(4,446)
Interest expense	187,316	198,346	194,505
Mandatorily redeemable securities interest expense	1,072	--	--

Total interest charges	185,045	196,377	190,059

Minority interest in earnings of consolidated subsidiary	177	867	--

Net income before cumulative effect of accounting change	121,517	117,883	121,588
Cumulative effect of implementation of accounting change (net of tax)	169	--	14,749

Net income	121,348	117,883	106,839
Less: preferred stock dividends accrual	5,151	7,831	8,413

Income for common stock	$116,197	$110,052	$98,426

Common shares outstanding weighted average	94,750	88,372	86,445

Diluted shares outstanding weighted average	95,309	88,777	86,703

Basic earnings per common share before
cumulative effect of accounting change	$1.23	$1.24	$1.31
Basic earnings for cumulative effect of accounting change	--	--	(0.17)

Basic earnings per common share	$1.23	$1.24	$1.14

Diluted earnings per common share before
cumulative effect of accounting change	$1.22	$1.24	$1.31
Diluted earnings for cumulative effect of accounting change	--	--	(0.17)

Diluted earnings per common share	$1.22	$1.24	$1.14

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Balance Sheets

ASSETS
(DOLLARS IN THOUSANDS) AT DECEMBER 31	2003	2002
Utility plant:
Electric plant	$4,265,908	$4,229,352
Gas plant	1,749,102	1,645,865
Common plant	390,622	378,844
Less: Accumulated depreciation and amortization	(2,325,405)	(2,223,190)

Net utility plant	4,080,227	4,030,871

Other property and investments:
Investment in Bonneville Exchange Power Contract	47,609	51,136
Goodwill, net	133,302	125,555
Intangibles, net	18,707	18,652
Non-utility property, net	91,932	80,855
Other	110,543	101,932

Total other property and investments	402,093	378,130

Current assets:
Cash	27,481	176,669
Restricted cash	2,537	18,871
Accounts receivable, net of allowance for doubtful accounts	227,115	279,623
Unbilled revenues	131,798	112,115
Materials and supplies, at average cost	85,128	70,402
Current portion of unrealized gain on derivative instruments	7,593	3,741
Prepayments and other	12,200	11,323

Total current assets	493,852	672,744

Other long-term assets:
Regulatory asset for deferred income taxes	142,792	167,058
Regulatory asset for PURPA buyout costs	227,753	243,584
Unrealized gain on derivative instruments	8,624	9,870
PCA mechanism	3,605	--
Other	315,739	269,876

Total other long-term assets	698,513	690,388

Total assets	$5,674,685	$5,772,133

The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Balance Sheets

CAPITALIZATION AND LIABILITIES
(DOLLARS IN THOUSANDS) AT DECEMBER 31	2003	2002
Capitalization:
(See Consolidated Statements of Capitalization):
Common equity	$1,655,046	$1,523,787
Preferred stock not subject to mandatory redemption	--	60,000

Total shareholders' equity	1,655,046	1,583,787

Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption	1,889	43,162
Corporation obligated, mandatorily redeemable preferred
securities of subsidiary trust holding solely junior
subordinated debentures of the corporation	--	300,000
Junior subordinated debentures of the corporation payable to a subsidiary trust holding mandatorily redeemable preferred
securities	280,250	--
Long-term debt	1,969,489	2,160,276

Total redeemable securities and long-term debt	2,251,628	2,503,438

Total capitalization	3,906,674	4,087,225

Minority interest in consolidated subsidiary	11,689	10,629

Current liabilities:
Accounts payable	214,357	205,619
Short-term debt	13,893	47,295
Current maturities of long-term debt	246,829	76,837
Purchased gas liability	11,984	83,811
Accrued expenses:
Taxes	77,451	62,562
Salaries and wages	12,712	11,441
Interest	32,954	37,942
Current portion of unrealized loss on derivative instruments	3,636	2,410
Other	46,378	44,130

Total current liabilities	660,194	572,047

Long-term liabilities:
Deferred income taxes	755,235	730,675
Other deferred credits	340,893	371,557

Total long-term liabilities	1,096,128	1,102,232

Commitments and contingencies	--	--

Total capitalization and liabilities	$5,674,685	$5,772,133

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of

CAPITALIZATION
(DOLLARS IN THOUSANDS) AT DECEMBER 31	2003	2002
Common equity:
Common stock $0.01 par value, 250,000,000 shares authorized, 99,074,070 and
93,642,659 shares outstanding at December 31, 2003 and 2002	$991	$936
Additional paid-in capital	1,603,901	1,484,615
Earnings reinvested in the business	58,217	36,396
Accumulated other comprehensive income (loss) - net of tax	(8,063)	1,840

Total common equity	1,655,046	1,523,787

Preferred stock not subject to mandatory redemption - cumulative - $25 par value:*
7.45% series II - 2,400,000 shares authorized, 0 and 2,400,000 shares outstanding at
December 31, 2003 and 2002	--	60,000

Total preferred stock not subject to mandatory redemption	--	60,000

Preferred stock subject to mandatory redemption - cumulative - $100 par value: *
4.84% series - 150,000 shares authorized,
14,583 and 14,808 shares outstanding at December 31, 2003 and 2002	1,458	1,481
4.70% series - 150,000 shares authorized,
4,311 shares outstanding at December 31, 2003 and 2002	431	431
7.75% series - 750,000 shares authorized,
0 and 412,500 shares outstanding at December 31, 2003 and 2002	--	41,250

Total preferred stock subject to mandatory redemption	1,889	43,162

Corporation obligated mandatorily redeemable preferred securities of
subsidiary trust holding solely junior subordinated debentures of the	--	300,000
corporation
Junior subordinated debentures of the corporation payable to a subsidiary trust
holding mandatorily redeemable preferred securities	280,250	--

Long-term debt:
First mortgage bonds and senior notes	1,891,158	1,932,000
Pollution control revenue bonds:
Revenue refunding 1991 series, due 2021	--	50,900
Revenue refunding 1992 series, due 2022	--	87,500
Revenue refunding 1993 series, due 2020	--	23,460
Revenue refunding 2003 series, due 2031	161,860	--
Other notes	163,313	143,281
Unamortized discount - net of premium	(13)	(28)
Long-term debt due within one year	(246,829)	(76,837)

Total long-term debt excluding current maturities	1,969,489	2,160,276

Total capitalization	$3,906,674	$4,087,225

        * Puget Energy has 50,000,000 shares authorized for $0.01 par value preferred stock. PSE has 13,000,000 shares authorized for $25 par value preferred stock and 3,000,000 shares authorized for $100 par value preferred stock.

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of

COMMON SHAREHOLDERS’ EQUITY
	Common Stock		Additional		Accumulated Other
(DOLLARS IN THOUSANDS) YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Total Amount
Balance at December 31, 2000	85,903,791	$859,038	$470,179	$92,673	$4,750	$1,426,640
Net income	--	--	--	106,839	--	106,839
Preferred stock dividend declared	--	--	--	(8,485)	--	(8,485)
Common stock dividend declared	--	--	--	(158,798)	--	(158,798)
Reclassification of par value in connection	--
with the formation of Puget Energy	--	(858,179)	858,179	--	--	--
Common stock issued on dividend reinvestment plan	1,119,568	11	25,551	--	--	25,562
Other	(149)	--	5,037	--	--	5,037
Other comprehensive income	--	--	--	--	(34,071)	(34,071)

Balance at December 31, 2001	87,023,210	$870	$1,358,946	$32,229	$(29,321)	$1,362,724
Net income	--	--	--	117,883	--	117,883
Preferred stock dividend declared	--	--	--	(7,904)	--	(7,904)
Common stock dividend declared	--	--	--	(105,687)	--	(105,687)
Common stock issued:
New issuance	5,750,000	57	114,639	--	--	114,696
Dividend reinvestment plan	801,205	8	16,900	--	--	16,908
Employee plans	68,252	1	550	--	--	551
Other	(8)	--	(6,420)	(125)	--	(6,545)
Other comprehensive income	--	--	--	--	31,161	31,161

Balance at December 31, 2002	93,642,659	$936	$1,484,615	$36,396	$1,840	$1,523,787
Net income	--	--	--	121,348	--	121,348
Preferred stock dividend declared	--	--	--	(5,562)	--	(5,562)
Common stock dividend declared	--	--	--	(93,965)	--	(93,965)
Common stock issued:
New issuance	4,650,600	47	102,231	--	--	102,278
Dividend reinvestment plan	721,340	7	15,447	--	--	15,454
Employee plans	59,475	1	1,616	--	--	1,617
Other	(4)	--	(8)	--	--	(8)
Other comprehensive income	--	--	--	--	(9,903)	(9,903)

Balance at December 31, 2003	99,074,070	$991	$1,603,901	$58,217	$(8,063)	$1,655,046

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of

COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS) FOR YEARS ENDED DECEMBER 31	2003	2002	2001
Net income	$121,348	$117,883	$106,839

Other comprehensive income, net of tax:
Unrealized holding losses on marketable securities during the period	(45)	(1,359)	1,823)
Reclassification adjustment for realized gains on marketable securiti
included in net income	(1,518)	--	(5)
Foreign currency translation adjustment	80	63	--
Minimum pension liability adjustment	(1,122)	(2,098)	5,148)
Transition adjustment for unrealized gain on derivative instruments a
of January 1, 2001	--	--	286,928
Unrealized gains (losses) on derivative instruments during the period	8,576	2,853	(131,420)
Reversal of unrealized (gains) losses on derivative instruments settl
during the period	181	31,702	(182,603)
Deferral related to PCA	(16,055)	--	--

Other comprehensive income (loss)	(9,903)	31,161	(34,071)

Comprehensive income	$111,445	$149,044	$72,768

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Energy Consolidated Statements of

CASH FLOWS
(DOLLARS IN THOUSANDS) FOR YEARS ENDED DECEMBER 31	2003	2002	2001
Operating activities:
Net income	$121,348	$117,883	$106,839
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	236,866	228,743	217,540
Deferred income taxes and tax credits - net	57,470	151,318	11,464
Gain from sale of securities	(2,889)	--	--
Net unrealized (gains) losses on derivative instrument	106	(11,612)	3,567
Other (including conservation amortization)	(7,412)	330	(4,465)
Cash collateral received from (returned to) energy supplier	(21,425)	21,425	--
Pension plan funding	(26,521)	--	--
Change in certain current assets and liabilities
Accounts receivable and unbilled revenue	37,769	46,860	147,575
Materials and supplies	(14,727)	22,088	10,611
Prepayments and other	(738)	141	936
Purchased gas receivable (liability)	(71,826)	121,039	58,822
Accounts payable	6,464	34,351	(254,944)
Taxes payable	13,405	(18,260)	(33,288)
Accrued expenses and other	(4,939)	(4,603)	33,631

Net cash provided by operating activities	322,951	709,703	298,288

Investing activities:
Construction and capital expenditures - excluding equity AFU	(285,510)	(235,786)	(252,628)
Energy conservation expenditures	(18,579)	(11,356)	(15,591)
Restricted cash	20,106	(18,871)	--
Proceeds from sale of securities	3,161	--	--
Investments by InfrastruX	(10,659)	(41,602)	(75,591)
Repayment from Schlumberger	--	--	51,948
Other	2,151	(15,761)	(16,446)

Net cash used by investing activities	(289,330)	(323,376)	(308,308)

Financing activities:
Increase (decrease) in short-term debt - net	(33,402)	(301,281)	(32,406)
Dividends paid	(86,671)	(97,321)	(141,709)
Issuance of common stock	106,659	120,214	--
Issuance of trust preferred stock	--	--	200,000
Issuance of bonds and long-term debt	319,497	107,518	70,250
Redemption of preferred stock	(60,000)	--	--
Redemption of mandatorily redeemable preferred stock	(41,273)	(7,500)	(7,500)
Redemption of trust preferred stock	(19,750)	--	--
Redemption of bonds and notes	(357,510)	(119,281)	(19,000)
Other	(10,359)	(4,363)	(3,642)

Net cash provided (used) by financing activities	(182,809)	(302,014)	65,993

Increase (decrease) in cash from net income	(149,188)	84,313	55,973
Cash at beginning of year	176,669	92,356	36,383

Cash at end of year	$27,481	$176,669	$92,356

Supplemental Cash Flow Information:
Cash payments for:
Interest (net of capitalized interest)	$192,845	$200,392	$191,004
Income taxes (net of refunds)	(2,777)	(81,652)	87,470

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of

INCOME
(DOLLARS IN THOUSANDS) FOR YEARS ENDED DECEMBER 31	2003	2002	2001
Operating revenues:
Electric	$1,509,463	$1,365,885	$1,865,227
Gas	634,230	697,155	815,071
Other	6,043	9,753	32,476

Total operating revenues	2,149,736	2,072,793	2,712,774

Operating expenses:
Energy costs:
Purchased electricity	823,189	645,371	918,676
Residential exchange	(173,840)	(149,970)	(75,864)
Purchased gas	327,132	405,016	537,431
Electric generation fuel	64,999	113,538	281,405
Unrealized (gain) loss on derivative instruments	106	(11,612)	(11,182)
Utility operations and maintenance	289,702	286,220	265,789
Other operations and maintenance	1,203	1,602	8,546
Depreciation and amortization	220,087	215,317	208,720
Conservation amortization	33,458	17,501	6,493
Taxes other than income taxes	194,857	202,381	207,365
Income taxes	70,939	52,836	76,915

Total operating expenses	1,851,832	1,778,200	2,424,294

Operating income	297,904	294,593	288,480
Other income	1,587	5,215	17,053

Income before interest charges	299,491	299,808	305,533

Interest charges:
AFUDC	(3,343)	(1,969)	(4,446)
Interest expense	181,707	192,829	190,849
Mandatorily redeemable securities interest expense	1,072	--	--

Total interest charges	179,436	190,860	186,403

Net income before cumulative effect of accounting change	120,055	108,948	119,130
Cumulative effect of implementation of accounting change (net of ta	169	--	14,749

Net income	119,886	108,948	104,381
Less preferred stock dividends accrual	5,151	7,831	8,413

Income for common stock	$114,735	$101,117	$95,968

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Balance Sheets

ASSETS
(DOLLARS IN THOUSANDS) AT DECEMBER 31	2003	2002
Utility plant:
Electric plant	$4,265,908	$4,229,352
Gas plant	1,749,102	1,645,865
Common plant	390,622	378,844
Less: Accumulated depreciation and amortization	(2,325,405)	(2,223,190)

Net utility plant	4,080,227	4,030,871

Other property and investments:
Investment in Bonneville Exchange Power Contract	47,609	51,136
Non-utility property, net	2,150	1,699
Other	110,521	101,922

Total other property and investments	160,280	154,757

Current assets:
Cash	14,778	161,475
Restricted cash	2,537	18,871
Accounts receivable, net of allowance for doubtful account	155,649	208,702
Unbilled revenues	131,798	112,115
Materials and supplies, at average cost	77,206	63,563
Current portion of unrealized gain on derivative instrumen	7,593	3,741
Prepayments and other	6,285	8,907

Total current assets	395,846	577,374

Other long-term assets:
Regulatory asset for deferred income taxes	142,792	167,058
Regulatory asset for PURPA buyout costs	227,753	243,584
Unrealized gain on derivative instruments	8,624	9,870
PCA mechanism	3,605	--
Other	315,660	269,876

Total other long-term assets	698,434	690,388

Total assets	$5,334,787	$5,453,390

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Balance Sheets

CAPITALIZATION AND LIABILITIES
(DOLLARS IN THOUSANDS) AT DECEMBER 31	2003	2002
Capitalization:
(See Consolidated Statements of Capitalization):
Common equity	$1,555,469	$1,426,121
Preferred stock not subject to mandatory redemption	--	60,000

Total shareholders' equity	1,555,469	1,486,121

Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption	1,889	43,162
Corporation obligated mandatorily redeemable preferred
securities of subsidiary trust holding solely junior
subordinated debentures of the corporation	--	300,000
Junior subordinated debentures of the corporation payable to a
subsidiary trust holding mandatorily redeemable preferred securiti	280,250	--
Long-term debt	1,950,347	2,021,832

Total redeemable securities and long-term debt	2,232,486	2,364,994

Total capitalization	3,787,955	3,851,115

Current liabilities:
Accounts payable	206,465	193,602
Short-term debt	--	30,340
Current maturities of long-term debt	102,658	72,000
Purchased gas liability	11,984	83,811
Accrued expenses:
Taxes	82,342	64,433
Salaries and wages	12,712	11,441
Interest	32,954	37,942
Current portion of unrealized loss on derivative instruments	3,636	2,410
Other	26,514	25,456

Total current liabilities	479,265	521,435

Long-term liabilities:
Deferred income taxes	731,944	715,579
Other deferred credits	335,623	365,261

Total long-term liabilities	1,067,567	1,080,840

Commitments and contingencies	--	--

Total capitalization and liabilities	$5,334,787	$5,453,390

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of

CAPITALIZATION
(DOLLARS IN THOUSANDS) AT DECEMBER 31	2003	2002
Common equity:
Common stock ($10 stated value) - 150,000,000 shares
authorized, 85,903,791 shares outstanding	$859,038	$859,038
Additional paid-in capital	604,451	498,335
Earnings reinvested in the business	100,186	66,971
Accumulated other comprehensive income (loss) - net	(8,206)	1,777

Total common equity	1,555,469	1,426,121

Preferred stock not subject to mandatory redemption - cumulative - $25 par value
7.45% series II - 2,400,000 shares authorized, 0 and 2,400,000 shares outstandi
at December 31, 2003 and 2002	--	60,000

Total preferred stock not subject to mandatory redemption	--	60,000

Preferred stock subject to mandatory redemption - cumulative
$100 par value:*
4.84% series - 150,000 shares authorized,
14,583 and 14,808 shares outstanding at December 31, 2003 and 2002	1,458	1,481
4.70% series - 150,000 shares authorized,
4,311 shares outstanding at December 31, 2003 and 2002	431	431
7.75% series - 750,000 shares authorized,
0 and 412,500 shares outstanding at December 31, 2003 and 2002	--	41,250

Total preferred stock subject to mandatory redemption	1,889	43,162

Corporation obligated mandatorily redeemable preferred securities of subsidiary
trust holding solely junior subordinated debentures of the corporation	--	300,000
Junior subordinated debentures of the corporation payable to a subsidiary trust
holding mandatorily redeemable preferred securities	280,250	--

Long-term debt:
First mortgage bonds and senior notes	1,891,158	1,932,000
Pollution control revenue bonds:
Revenue refunding 1991 series, due 2021	--	50,900
Revenue refunding 1992 series, due 2022	--	87,500
Revenue refunding 1993 series, due 2020	--	23,460
Revenue refunding 2003 series, due 2031	161,860	--
Unamortized discount - net of premium	(13)	(28)
Long-term debt due within one year	(102,658)	(72,000)

Total long-term debt excluding current maturities	1,950,347	2,021,832

Total capitalization	$3,787,955	$3,851,115

        *13,000,000 shares authorized for $25 par value preferred stock and 3,000,000 shares authorized for $100 par value preferred stock.
         The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of

COMMON SHAREHOLDERS’ EQUITY
	Common Stock		Additional		Accumulated Other
(DOLLARS IN THOUSANDS) YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Total Amount
Balance at December 31, 2000	85,903,791	$859,038	$470,179	$92,673	$4,750	$1,426,640
Net income	--	--	--	104,381	--	104,381
Preferred stock dividend declared	--	--	--	(8,485)	--	(8,485)
Common stock dividend declared	--	--	--	(133,224)	--	(133,224)
Return of capital to Puget Energy	--	--	(86,556)	--	--	(86,556)
Other	--	--	(1,031)	--	--	(1,031)
Other comprehensive income	--	--	--	--	(34,071)	(34,071)

Balance at December 31, 2001	85,903,791	$859,038	$382,592	$55,345	$(29,321)	$1,267,654
Net income	--	--	--	108,948	--	108,948
Preferred stock dividend declared	--	--	--	(7,904)	--	(7,904)
Common stock dividend declared	--	--	--	(89,418)	--	(89,418)
Investment received from Puget Ener	--	--	115,736	--	--	115,736
Other	--	--	7	--	--	7
Other comprehensive income	--	--	--	--	31,098	31,098

Balance at December 31, 2002	85,903,791	$859,038	$498,335	$66,971	$1,777	$1,426,121
Net income	--	--	--	119,886	--	119,886
Preferred stock dividend declared	--	--	--	(5,562)	--	(5,562)
Common stock dividend declared	--	--	--	(81,109)	--	(81,109)
Investment received from Puget Ener	--	--	106,124	--	--	106,124
Other	--	--	(8)	--	--	(8)
Other comprehensive income	--	--	--	--	(9,983)	(9,983)

Balance at December 31, 2003	85,903,791	$859,038	$604,451	$100,186	$(8,206)	$1,555,469

Puget Sound Energy Consolidated Statements of

COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS) FOR YEARS ENDED DECEMBER 31	2003	2002	2001
Net income	$119,886	$108,948	$104,381

Other comprehensive income, net of tax:
Unrealized holding losses on marketable securities during the period	(45)	(1,359)	(1,823)
Reclassification adjustment for realized gains on marketable securiti
included in net income	(1,518)	--	(5)
Minimum pension liability adjustment	(1,122)	(2,098)	(5,148)
Transition adjustment for unrealized gain on derivative instruments
January 1, 2001	--	--	286,928
Unrealized gains (losses) on derivative instruments during the period	8,576	2,853	(131,420)
Reversal of unrealized (gains) losses on derivative instruments settl
during the period	181	31,702	(182,603)
Deferral related to PCA	(16,055)	--	--

Other comprehensive income (loss)	(9,983)	31,098	(34,071)

Comprehensive income	$109,903	$140,046	$70,310

        The accompanying notes are an integral part of the consolidated financial statements.

Puget Sound Energy Consolidated Statements of

CASH FLOWS
(DOLLARS IN THOUSANDS) FOR YEARS ENDED DECEMBER 31	2003	2002	2001
Operating activities:
Net income	$119,886	$108,948	$104,381
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	220,087	215,317	208,720
Deferred federal income taxes and tax credits - net	49,276	140,536	7,151
Gain from sale of securities	(2,889)	--	--
Net unrealized (gains) losses on derivative instrumen	106	(11,612)	3,567
Other (including conservation amortization)	(6,353)	18,711	2,375
Cash collateral received from (returned to) energy supplier	(21,425)	21,425	--
Pension plan funding	(26,521)	--	--
Change in certain current assets and current liabilities:
Accounts receivable and unbilled revenue	33,370	61,539	148,393
Materials and supplies	(13,643)	21,755	8,460
Prepayments and other	2,622	(1,501)	2,507
Purchased gas receivable (liability)	(71,826)	121,039	58,822
Accounts payable	12,863	38,893	(247,931)
Taxes payable	17,910	(13,646)	(33,785)
Accrued expenses and other	(4,120)	277	21,952

Net cash provided by operating activities	309,343	721,681	284,612

Investing activities:
Construction expenditures - excluding equity AFUDC	(269,973)	(224,165)	(247,435)
Energy conservation expenditures	(18,579)	(11,356)	(15,591)
Restricted cash	20,106	(18,871)	--
Proceeds from sale of securities	3,161	--	--
Repayment from Schlumberger	--	--	51,948
Other	3,671	(14,472)	(16,446)

Net cash used by investing activities	(261,614)	(268,864)	(227,524)

Financing activities:
Decrease in short-term debt - net	(30,340)	(307,828)	(38,845)
Dividends paid	(86,671)	(97,321)	(141,709)
Issuance of bonds	304,465	40,000	--
Issuance of trust preferred stock	--	--	200,000
Redemption of preferred stock	(60,000)	--	--
Redemption of mandatorily redeemable preferred stock	(41,273)	(7,500)	(7,500)
Redemption of trust preferred stock	(19,750)	--	--
Redemption of bonds and notes	(356,860)	(117,000)	(19,000)
Investment from Puget Energy	106,124	115,736	--
Other	(10,121)	(137)	(3,709)

Net cash used by financing activities	(194,426)	(374,050)	(10,763)

Increase (decrease) in cash from net income	(146,697)	78,767	46,325
Cash at beginning of year	161,475	82,708	36,383

Cash at end of year	$14,778	$161,475	$82,708

Supplemental Cash Flow Information:
Cash payments for:
Interest (net of capitalized interest)	$187,256	$194,876	$187,347
Income taxes (net of refunds)	(1,456)	(81,973)	87,020

        The accompanying notes are an integral part of the consolidated financial statements.

NOTES
        To Consolidated Financial Statements of Puget Energy and Puget Sound Energy

NOTE 1.
         Summary of Significant Accounting Policies

BASIS OF PRESENTATION
        Puget Energy is an exempt public utility holding company under the Public Utility Holding Company Act of 1935. Puget Energy owns Puget Sound Energy (PSE) and is a majority owner of InfrastruX Group, Inc. (InfrastruX). PSE is a public utility incorporated in the State of Washington furnishing electric and gas service in a territory covering 6,000 square miles, primarily in the Puget Sound region. InfrastruX is a non-regulated construction service company incorporated in the State of Washington which provides construction services to the electric and gas utility industries primarily in the south/Texas, north-central and eastern United States.
        The consolidated financial statements of Puget Energy include the accounts of Puget Energy and its subsidiaries, PSE and InfrastruX. Puget Energy holds all the common shares of PSE and holds a majority interest in InfrastruX. The results of PSE and InfrastruX are presented on a consolidated basis. PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries. Puget Energy and PSE are collectively referred to herein as “the Company.” The consolidated financial statements are presented after elimination of all significant intercompany items and transactions. Minority interests of InfrastruX’s operating results are reflected in Puget Energy’s consolidated financial statements. Certain amounts previously reported have been reclassified to conform with current-year presentations with no effect on total equity or net income.
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

UTILITY PLANT
        The costs of additions to utility plant, including renewals and betterments, are capitalized at original cost. Costs include indirect costs such as engineering, supervision, certain taxes, pension and other employee benefits, and an allowance for funds used during construction. Replacements of minor items of property are included in maintenance expense. The original cost of operating property is charged to accumulated depreciation and costs associated with removal of property, less salvage, is charged to the cost of removal regulatory liability when the property is retired and removed from service.

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

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
        The Company evaluates impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for determining if long-lived assets are impaired and how losses, if any, should be recognized. The Company believes that the net cash flows are sufficient to cover the carrying value of its assets.

DEPRECIATION AND AMORTIZATION
        For financial statement purposes, the Company provides for depreciation and amortization on a straight-line basis. Amortization is comprised of software, small tools and office equipment. The depreciation of automobiles, trucks, power-operated equipment and tools is allocated to asset and expense accounts based on usage. The annual depreciation provision stated as a percent of average original cost of depreciable electric utility plant was 2.9% in 2003, 2.9% in 2002 and 3.0% in 2001; depreciable gas utility plant was 3.5% in 2003, 3.3% in 2002 and 3.5% in 2001; and depreciable common utility plant was 4.7% in 2003, 4.3% in 2002 and 3.1% in 2001. Depreciation on other property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets ranging from 3 to 50 years.

CASH
        All liquid investments with maturities of three months or less at the date of purchase are considered cash. The Company maintains cash deposits in excess of insured limits with certain financial institutions.

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

REGULATORY ASSETS AND AGREEMENTS
        The Company accounts for its regulated operations in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS No. 71 requires the Company to defer certain costs that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. Accounting under SFAS No. 71 is appropriate as long as: rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. In applying SFAS No. 71, the Company must give consideration to changes in the level of demand or competition during the cost recovery period. In accordance with SFAS No. 71, the Company capitalizes certain costs in accordance with regulatory authority whereby those costs will be expensed and recovered in future periods.
        The Company is allowed a return on the net regulatory assets and liabilities of 8.76% for electric rates beginning July 1, 2002 and gas rates beginning September 1, 2002. The 2001 allowed rate of return was 8.94% for electric rates and 9.15% for gas rates. The net regulatory assets and liabilities at December 31, 2003 and 2002 included the following:

(DOLLARS IN MILLIONS)	REMAINING AMORTIZATION PERIOD	2003	2002
PURPA electric energy supply contract buyout costs	5 to 8 years	$227.8	$243.6
Deferred income taxes		142.8	167.1
Investment in Bonneville Exchange Power contract	13 years	47.6	51.1
Environmental remediation	*	41.5	41.6
Deferred AFUDC	30 years	30.3	29.9
Tree watch costs	10 years	29.0	26.5
Storm damage costs - electric	4 years	26.0	21.9
White River relicensing and other costs	*	20.8	--
Colstrip common property	20 years	14.6	15.3
PCA mechanism	*	3.6	--
Cost of removal	**	(124.9)	(114.6)
Various other regulatory assets	1 to 21 years	23.4	27.8
Deferred gains on property sales	3 years	(10.1)	(14.4)
Purchased gas payable	1 year	(5.4)	(83.8)
Various other regulatory liabilities	1 to 17 years	(5.2)	(5.9)

Net regulatory assets and liabilities		$461.8	$406.1

*   Amortization period to be determined.
** The balance is dependent upon the cost of removal of underlying assets and the life of utility plant.

        If the Company, at some point in the future, determines that all or a portion of the utility operations no longer meet the criteria for continued application of SFAS No. 71, the Company would be required to adopt the provisions of SFAS No. 101, “Regulated Enterprises — Accounting for the Discontinuation of Application of FASB Statement No. 71.” Adoption of SFAS No. 101 would require the Company to write off the regulatory assets and liabilities related to those operations not meeting SFAS No. 71 requirements. Discontinuation of SFAS No. 71 could have a material impact on the Company’s financial statements.
        Included within the regulatory assets are deferred costs associated with gas supply contracts with Tenaska and Cabot of $216.7 million and $11.0 million, respectively, at December 31, 2003. These regulatory assets were designed to be recovered in future rates. In the power cost only rate case, the Washington Commission staff has identified a portion of these assets as a possible disallowance for future rate recovery based on an interpretation of a 1994 Washington Commission order by the Washington Commission staff. The Company believes the disallowance proposed by the Washington Commission staff is legally and actually deficient. The power cost only rate case order from the Washington Commission is expected in mid-April 2004.
        In accordance with guidance provided by the Securities and Exchange Commission, the Company reclassified from accumulated depreciation to a regulatory liability $124.9 million and $114.6 million in 2003 and 2002, respectively, for non-legal cost of removal for utility plant. These amounts are collected from PSE’s customers through depreciation expense.

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

        The AFUDC rate allowed by the Washington Commission for gas utility plant additions was 8.76% beginning September 1, 2002 and 9.15% in 2001. The allowed AFUDC rate on electric utility plant was 8.76% beginning July 1, 2002 and 8.94% in 2001. To the extent amounts calculated using this rate exceed the AFUDC calculated rate using the Federal Energy Regulatory Commission (FERC) formula, the Company capitalizes the excess as a deferred asset, crediting miscellaneous income. The amounts included in income were $1.6 million for 2003, $2.6 million for 2002 and $2.7 million for 2001. The deferred asset is being amortized over the average useful life of the Company’s non-project utility plant.

REVENUE RECOGNITION
        Operating utility revenues are recorded on the basis of service rendered, which includes estimated unbilled revenue. Non-utility subsidiaries recognize revenue when services are performed, upon the sale of assets or on a percent of completion basis for fixed priced contracts.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
        Allowance for doubtful accounts is calculated based upon historical write-offs as compared to operating revenues. The Company has also provided for a reserve for fiscal 2000 sales transactions related to the California Independent System Operator and counterparties based upon probability of collection. Puget Energy’s allowance for doubtful accounts for 2003 and 2002 was $45.8 million and $45.4 million, respectively. PSE’s allowance for doubtful accounts for 2003 and 2002 was $44.0 million and $43.5 million, respectively.

RESTRICTED CASH
        Restricted cash represents cash to be used for specific purposes. Approximately $1.1 million in restricted cash represents funds held by Puget Western, a PSE subsidiary, for a real estate development project that a city requires to ensure work is completed either by the Company or by the city. Approximately $1.4 million in restricted cash represents funds held for payment of principal and interest for conservation trust debt.

SELF-INSURANCE
        The Company currently has no insurance coverage for storm damage and is self-insured for a portion of the risk associated with comprehensive liability, workers’ compensation claims and catastrophic property losses other than storm related. With approval of the Washington Commission, PSE is able to defer for collection in future rates certain uninsured storm damage costs associated with major storms.

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

RATE ADJUSTMENT MECHANISMS
        The Company has a power cost adjustment (PCA) mechanism that provides for an automatic rate adjustment if PSE’s costs to provide customers’ electricity falls outside certain bands from a normalized level of power costs established in the electric general rate case. The Company’s cumulative maximum pre-tax earnings exposure due to power cost variations over the four-year period ending June 30, 2006 is limited to $40 million plus 1% of the excess. All significant variable power supply cost drivers are included in the PCA mechanism (hydroelectric generation variability, market price variability for purchased power and surplus power sales, natural gas and coal fuel price variability, generation unit forced outage risk and wheeling cost variability). The mechanism apportions increases or decreases in power costs, on a graduated scale, between PSE and its customers. Any unrealized gains and losses from derivative instruments accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are deferred in proportion to the cost-sharing arrangement under the PCA once the Company reaches its cap of $40 million.

        The differences between the actual cost of the Company’s gas supplies and gas transportation contracts and that currently allowed by the Washington Commission are deferred and recovered or repaid through the purchased gas adjustment (PGA) mechanism.

        The graduated scale is as follows:

Annual Power Cost Variability	Customer’s Share	Company's Share[1]
+/- $20 million	0%	100%
+/- $20 million - $40 million	50%	50%
+/- $40 million - $120 million	90%	10%
+/- $120+ million	95%	5%

NATURAL GAS OFF-SYSTEM SALES AND CAPACITY RELEASE
        The Company contracts for firm gas supplies and holds firm transportation and storage capacity sufficient to meet the expected peak winter demand for gas for space heating by its firm customers. Due to the variability in weather and other factors, however, the Company holds contractual rights to gas supplies and transportation and storage capacity in excess of its immediate requirements to serve firm customers on its distribution system for much of the year which, therefore, are available for third-party gas sales, exchanges and capacity releases. The Company sells excess gas supplies, enters into gas supply exchanges with third parties outside of its distribution area and releases to third parties excess interstate gas pipeline capacity and gas storage rights on a short-term basis to mitigate the costs of firm transportation and storage capacity for its core gas customers. The proceeds from such activities, net of transactional costs, are accounted for as reductions in the cost of purchased gas and passed on to customers through the PGA mechanism, with no direct impact on net income. As a result, the Company nets the sales revenue and associated cost of sales for these transactions in purchased gas.

ENERGY RISK MANAGEMENT
        The Company’s energy related businesses are exposed to risks related to changes in commodity prices and volumetric changes in its loads and resources. The Company’s energy risk management function manages the Company’s core electric and gas supply portfolios to achieve three primary objectives:

•	Ensure that physical energy supplies are available to serve retail customer requirements;
•	Manage portfolio risks to limit undesired impacts on the Company’s costs; and
•	Maximize the value of energy supply assets.

        The Company enters into physical and financial instruments for the purpose of hedging commodity price risk. Gains or losses on these derivatives are accounted for pursuant to SFAS No. 133 as amended by SFAS No. 138 and SFAS No. 149. (See Note 15 for further discussion.) The Company has established policies and procedures to manage these risks. A Risk Management Committee separate from the business units that create these risks monitors compliance with policies and procedures. In addition, the Audit Committee of the Company’s Board of Directors has oversight of the Risk Management Committee.

ACCOUNTING FOR DERIVATIVES
        The Company follows SFAS No. 133, as amended by SFAS No. 138 and SFAS No. 149, which requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. Under SFAS No. 149, any purchases from trading companies are now required to be marked-to-market if the party does not have physical plant to back up the transaction. This adoption did not have a significant effect on the Company in 2003. Certain contracts that would otherwise be considered derivatives are exempt from SFAS No. 133 if they qualify for a normal purchase and normal sale exception. The Company enters into both physical and financial contracts to manage its energy resource portfolio. The majority of these contracts qualify for the normal purchase and normal sale exception. However, certain of these contracts are derivatives and, pursuant to SFAS No. 133, are reported at their fair value in the balance sheet. Changes in their fair value are reported in earnings unless they meet specific hedge accounting criteria, in which case changes in their fair market value are recorded in comprehensive income until the time the transaction that they are hedging is recorded as income. The Company designates a derivative instrument as a qualifying cash flow hedge if the change in the fair value of the derivative is highly effective at offsetting the changes in the fair value of an asset, a liability or a forecasted transaction. To the extent that a portion of a derivative designated as a hedge is ineffective, changes in the fair value of the ineffective portion of that derivative are recognized currently in earnings. Changes in the market value of derivative transactions related to obtaining gas for the Company’s retail gas business are deferred as regulatory assets or liabilities as a result of the Company’s PGA mechanism and recorded in earnings as the transactions are executed. In addition, once the Company reaches the $40 million PCA cap, any unrealized gains or losses are deferred in proportion to the cost-sharing arrangement under the PCA.

1	Over the four-year period July 1, 2002 through June 30, 2006, the Company's share of per-tax cost variation is capped at a cumulative $40 million plus 1% of the excess.

STOCK-BASED COMPENSATION
        The Company has various stock-based compensation plans which prior to 2003 were accounted for according to APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In 2003, the Company adopted the fair value based accounting of SFAS No. 123 using the prospective method under the guidance of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company will apply SFAS No. 123 accounting prospectively to stock compensation awards granted in 2003 and future years, while grants that were made in years prior to 2003 will continue to be accounted for using the intrinsic value method of APB No. 25. Had the Company used the fair value method of accounting specified by SFAS No. 123 for all grants at their grant date rather than prospectively implementing SFAS No. 123, net income and earnings per share would have been as follows:

(Dollars in thousands, except per share amounts) Years Ended December 31	2003	2002	2001
Income for common stock, as reported	$116,197	$110,052	$98,426
Add: Total stock-based employee compensation expense included
in net income, net of tax	4,180	4,103	1,352
Less: Total stock-based employee compensation expense per the fair
value method of SFAS No. 123, net of tax	(3,314)	(3,495)	(2,429)

Pro forma income for common stock	$117,063	$110,660	$97,349

Earnings per share:
Basic as reported	$1.23	$1.24	$1.14
Diluted as reported	$1.22	$1.24	$1.14
Basic pro forma	$1.24	$1.24	$1.13
Diluted pro forma	$1.23	$1.25	$1.12

DEBT RELATED COSTS
        Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums and costs associated with reacquired debt are deferred and amortized over the life of the related new issuance, in accordance with ratemaking treatment.

GOODWILL AND INTANGIBLES (PUGET ENERGY ONLY)
        On January 1, 2002, SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result Puget Energy ceased amortization of goodwill. During 2001, Puget Energy recorded approximately $2.8 million of goodwill amortization. Puget Energy performed an initial impairment review of goodwill and an annual impairment review thereafter. The initial review was completed during the first half of 2002, which did not result in an impairment charge. Goodwill is reviewed annually to determine if any impairment exists. If goodwill is determined to have an impairment, Puget Energy would record in the period of determination an impairment charge to earnings. Intangibles with finite lives are amortized on a straight-line basis over the expected periods to be benefited. For those acquisitions occurring subsequent to June 30, 2001, there was no amortization of goodwill. For acquisitions made prior to June 30, 2001, goodwill and intangibles were amortized on a straight-line basis over the expected periods to be benefited, up to 30 years through December 31, 2001. The goodwill and intangibles recorded on the balance sheet of Puget Energy are the result of several acquisitions of companies by InfrastruX.

EARNINGS PER COMMON SHARE (PUGET ENERGY ONLY)
        Basic earnings per common share has been computed based on weighted average common shares outstanding of 94,750,000, 88,372,000 and 86,445,000 for 2003, 2002 and 2001, respectively. Diluted earnings per common share has been computed based on weighted average common shares outstanding of 95,309,000, 88,777,000 and 86,703,000 for 2003, 2002 and 2001, respectively, which includes the dilutive effect of securities related to employee stock-based compensation plans.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
        Rainier Receivables, Inc. is a wholly owned, bankruptcy-remote subsidiary of PSE formed in December 2002 for the purpose of purchasing customers’ accounts receivable, both billed and unbilled, of PSE. Rainier Receivables and PSE have an agreement whereby Rainier Receivables can sell, on a revolving basis, up to $150 million of those receivables. The current agreement expires in December 2005. Rainier Receivables is obligated to pay fees that approximate the third-party purchaser’s cost of issuing commercial paper equal in value to the interests in receivables sold. At December 31, 2003, Rainier Receivables sold $111 million of receivables compared to no sales at December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS
        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was further revised in December 2003 with FIN 46R, which clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have a controlling interest or sufficient equity at risk for the entity to finance its activities without additional financial support. This Interpretation requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements must be included in the consolidated financial statements of the business entity. The adoption of this Interpretation for all interests in variable interest entities created after January 31, 2003 is effective immediately. For variable interest entities created before February 1, 2003, it is effective July 1, 2003. The Company has evaluated its contractual arrangements and determined PSE’s 1995 conservation trust off-balance sheet financing transaction meets this guidance, and therefore it was consolidated in the third quarter of 2003. As a result, electricity revenues for 2003 increased $5.7 million, while conservation amortization and interest expense increased by the corresponding amount with no impact on earnings. At December 31, 2003, the balance sheet assets and liabilities increased by $4.2 million. FIN 46R also impacted the treatment of the Company’s mandatorily redeemable preferred securities of a wholly owned subsidiary trust holding solely junior subordinated debentures of the corporation (trust preferred securities). Previously, these trust preferred securities were consolidated into the Company’s operations. As a result of FIN 46R, these securities have been deconsolidated and were classified as junior subordinated debentures of the corporation payable to a subsidiary trust holding mandatorily redeemable preferred securities (junior subordinated debt) in the fourth quarter of 2003. This change had no impact on the Company’s results of operations for 2003. The Company is evaluating its purchase power agreements and any other agreements to determine if FIN 46R will have an impact on the financial statements.
        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes the requirements for classifying and measuring as liabilities certain financial instruments that embody obligations to redeem the financial instruments by the issuer. The adoption of SFAS No. 150 is effective with the first fiscal year or interim period beginning after June 15, 2003. However, on November 5, 2003 the FASB deferred for an indefinite period certain mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The Company does not have any noncontrolling interest in finite-lived subsidiaries and therefore, is not affected by the deferral. Prior periods will not be restated for the new presentation.
        SFAS No. 150 requires the Company to classify its mandatorily redeemable preferred stock as liabilities. As a result, the corresponding dividends on the mandatorily redeemable preferred stock are classified as interest expense on the income statement with no impact on income for common stock.
        In December 2003, SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132R), was revised to include various additional disclosure requirements. SFAS No. 132R is effective for fiscal years ending after December 15, 2003. (See Note 12.)
        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted the new rules on asset retirement obligations on January 1, 2003. As a result, the Company recorded a $0.2 million charge to income for the cumulative effect of this accounting change. (See Note 2.)
        The Emerging Issues Task Force of the Financial Accounting Standards Board (EITF or Task Force) at its July 2003 meeting came to a consensus concerning EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ as Defined in Issue No. 02-03.” The consensus reached was that determining whether realized gains and losses on physically settled derivative contracts not held for trading purposes reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Based on the guidance by EITF No. 03-11, the Company determined that its non-trading derivative instruments should be reported net and will implement this treatment effective January 1, 2004.

NOTE 2.
        Utility and Non-Utility Plant

UTILITY PLANT (DOLLARS IN THOUSANDS) At December 31	2003	2002
Electric, gas and common utility plant classified
prescribed accounts at original cost:
Distribution plant	$4,030,570	$3,911,725
Production plant	1,144,354	1,126,173
Transmission plant	379,889	368,959
General plant	344,781	365,409
Construction work in progress	121,622	108,658
Plant acquisition adjustment	76,623	76,623
Intangible plant (including capitalized software	270,235	260,043
Underground storage	22,362	22,291
Liquefied natural gas storage	2,348	644
Plant held for future use	7,608	8,729
Other	5,240	4,807
Less accumulated provision for depreciation	(2,325,405)	(2,223,190)

Net utility plant	$4,080,227	$4,030,871

NON-UTILITY PLANT (DOLLARS IN THOUSANDS) At December 31	2003	2002
Non-utility plant	$122,926	$100,481
Intangibles	23,985	21,933
Less accumulated depreciation and amortizati	(36,272)	(22,907)

Net non-utility plant and intangibles	$110,639	$99,507

        The non-utility plant is composed primarily of the property, plant and equipment of InfrastruX. The intangibles are composed of patents, contractual customer relationships and other amortizable intangible assets of InfrastruX.
        On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company recorded an after-tax charge to income of $0.2 million in the first quarter of 2003 for the cumulative effect of the accounting change. In accordance with guidance provided by the Securities and Exchange Commission, the Company reclassified $124.9 million in 2003 and $114.6 million in 2002 for non-legal cost of removal on utility plant from accumulated depreciation to a regulatory liability. The cost of removal is collected from PSE’s customers through depreciation expense and any excess is recorded as a regulatory liability.
        The Company identified various asset retirement obligations at January 1, 2003, which were included in the cumulative effect of the accounting change. The Company has an obligation (1) to dismantle two leased electric generation turbine units and deliver the turbines to the nearest railhead at the termination of the lease in 2009; (2) to remove certain structures as a result of renegotiations with the Department of Natural Resources of a now-expired lease; (3) to replace or line all cast iron pipes in its service territory by 2007 as a result of a 1992 Washington Commission order; and (4) to restore ash holding ponds at a jointly owned coal-fired electric generating facility in Montana.

        The following table describes all changes to the Company’s asset retirement obligation liability during 2003:

(DOLLARS IN THOUSANDS) AT DECEMBER 31, 2003	Amount
Asset retirement obligation at December 31, 2002	$--
Liability recognized in transition	3,592
Liability settled in the period	(261)
Accretion expense	90

Asset retirement obligation at December 31, 2003	$3,421

        The pro forma asset retirement obligation liability balances as if SFAS No. 143 had been adopted on January 1, 2000 (rather than January 1, 2003) are as follows:

(DOLLARS IN THOUSANDS)
Pro forma amounts of liability for asset retirement obligation at December 31, 2000	$3,405
Pro forma amounts of liability for asset retirement obligation at December 31, 2001	3,497
Pro forma amounts of liability for asset retirement obligation at December 31, 2002	3,592

        The pro forma income statement effect as if SFAS No. 143 had been adopted on January 1, 2000 (rather than January 1, 2003) is as follows:

(Dollars in thousands, except per share amounts)	2003	2002	2001
Income for common stock, as reported	$116,197	$110,052	$98,426
Add: SFAS No. 143 transition adjustment, net of tax	169	--	--
Less: Pro forma accretion expense, net of tax	--	(62)	(60)

Pro forma income for common stock	$116,366	$109,990	$98,366

Earnings per share:
Basic as reported	$1.23	$1.24	$1.14
Diluted as reported	$1.22	$1.24	$1.14
Basic pro forma	$1.23	$1.24	$1.14
Diluted pro forma	$1.22	$1.24	$1.13

NOTE 3.
        Preferred Stock

        On November 1, 2003, all the outstanding 2.4 million shares of the $25 par value 7.45% Series preferred stock not subject to mandatory redemption were redeemed at par value plus accrued dividends. There were no other redemptions or reacquired shares of this preferred stock series in 2002 or 2001.

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

NOTE 5.
        Dividend Restrictions

        The payment of dividends on common stock is restricted by provisions of certain covenants applicable to preferred stock and long-term debt contained in the Company’s Articles of Incorporation and Mortgage Indentures. Under the most restrictive covenants of PSE, earnings reinvested in the business unrestricted as to payment of cash dividends were approximately $235.9 million at December 31, 2003. For the years 2003, 2002 and 2001, the aggregate dividends declared per share were $1.00, $1.21 and $1.84, respectively.
        Under the general rate settlement, PSE must rebuild its common equity ratio to at least 39%, with milestones of 34%, 35% and 39% at the end of 2003, 2004 and 2005, respectively. If PSE should fail to meet the schedule, it would be subject to a 2% rate reduction penalty. The common equity ratio for PSE at December 31, 2003 was 40.0%.

NOTE 6.
        Redeemable Securities

	PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION $100 PAR VALUE
	4.70% SERIES	4.84% SERIES	7.75% SERIES
SHARES OUTSTANDING DECEMBER 31, 2000	4,311	14,808	562,500

Acquired for sinking fund
2001	--	--	(75,000)
2002	--	--	(75,000)
2003	--	--	(75,000)

Called for redemption or reacquired and canceled:
2001	--	--	--
2002	--	--	--
2003	--	(225)	(337,500)

Shares outstanding December 31, 2003	4,311	14,583	--

See “Consolidated Statements of Capitalization” for details on specific series.

PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION
        The Company is required to deposit funds annually in a sinking fund sufficient to redeem the following number of shares of each series of preferred stock at $100 per share plus accrued dividends: 4.70% Series and 4.84% Series, 3,000 shares each and 7.75% Series, 37,500 shares. All previous sinking fund requirements have been satisfied. The $100 par value 7.75% Series preferred stock subject to mandatory redemption was fully redeemed at $102.07 per share plus accrued dividends on August 15, 2003. At December 31, 2003, there were 37,689 shares of the 4.70% Series and 21,192 shares of the 4.84% Series acquired by the Company and available for future sinking fund requirements. Upon involuntary liquidation, all preferred shares are entitled to their par value plus accrued dividends.
        The preferred stock subject to mandatory redemption may also be redeemed by the Company at the following redemption prices per share plus accrued dividends: 4.70% Series, $101.00 and 4.84% Series, $102.00.

JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION PAYABLE TO A SUBSIDIARY TRUST HOLDING MANDATORILY REDEEMABLE PREFERRED SECURITIES
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
        The Debentures of Trust I and Trust II have an interest rate of 8.231% and 8.40%, respectively, and a stated maturity date of June 1, 2027 and June 30, 2041, respectively. The Trust Securities are subject to mandatory redemption at par on the stated maturity date of the Debentures. The Trust Securities in the Capital Trust I may be redeemed earlier, under certain conditions, at the option of the Company. The Capital Trust II Securities may be redeemed at any time on or after June 30, 2006 at par, under certain conditions, at the option of the Company. Dividends relating to preferred securities are included in interest expense for all periods presented. On February 26, 2003, the Company repurchased 19,750 shares of the 8.231% Trust Securities.

NOTE 7.
        Long-Term Debt

FIRST MORTGAGE BONDS AND SENIOR NOTES
AT DECEMBER 31 (DOLLARS IN THOUSANDS)

SERIES	DUE	2003	2002	SERIES	DUE	2003	2002
6.20%	2003	$ --	$ 3,000	7.61%	2008	$ 25,000	$ 25,000
6.23%	2003	--	1,500	6.46%	2009	150,000	150,000
6.24%	2003	--	1,500	6.61%	2009	3,000	3,000
6.30%	2003	--	20,000	6.62%	2009	5,000	5,000
6.31%	2003	--	5,000	7.12%	2010	7,000	7,000
6.40%	2003	--	11,000	7.96%	2010	225,000	225,000
7.02%	2003	--	30,000	7.69%	2011	260,000	260,000
6.25%	2004	--	40,000	8.20%	2012	--	30,000
6.07%	2004	10,000	10,000	8.59%	2012	--	5,000
6.10%	2004	8,500	8,500	6.83%	2013	3,000	3,000
7.70%	2004	50,000	50,000	6.90%	2013	10,000	10,000
7.80%	2004	30,000	30,000	7.35%	2015	10,000	10,000
6.92%	2005	11,000	11,000	7.36%	2015	2,000	2,000
6.93%	2005	20,000	20,000	6.74%	2018	200,000	200,000
6.58%	2006	10,000	10,000	9.57%	2020	25,000	25,000
8.06%	2006	46,000	46,000	8.25%	2022	--	25,000
8.14%	2006	25,000	25,000	8.39%	2022	--	7,000
7.02%	2007	20,000	20,000	8.40%	2022	--	3,000
7.04%	2007	5,000	5,000	7.19%	2023	--	3,000
7.75%	2007	100,000	100,000	7.35%	2024	55,000	55,000
8.40%	2007	--	10,000	7.15%	2025	15,000	15,000
3.363%	2008	150,000	--	7.20%	2025	2,000	2,000
6.51%	2008	1,000	1,000	7.02%	2027	300,000	300,000
6.53%	2008	3,500	3,500	7.00%	2029	100,000	100,000
				Total		$1,887,000	$1,932,000

        In June 2003, the Company issued $150 million in first mortgage bonds, which are due June 2008. In January 2004, the Company filed a shelf-registration statement with the Securities and Exchange Commission for the offering, on a delayed or continuous basis, of up to $500 million of any combination of common stock of Puget Energy and principal amount of Senior Notes secured by a pledge of first mortgage bonds. The Company called and paid off 15 series of first mortgage bonds in 2003, totaling $195 million. The Company repaid the bonds using cash on hand.
        Substantially all utility properties owned by the Company are subject to the lien of the Company’s electric and gas mortgage indentures. To issue additional first mortgage bonds under these indentures, PSE’s earnings available for interest must be at least twice the annual interest charges on outstanding first mortgage bonds. At December 31, 2003, the earnings available for interest were 2.9 times the annual interest charges.

POLLUTION CONTROL BONDS
        The Company has outstanding two series of Pollution Control Bonds. On February 19, 2003, the Board of Directors approved the refinancing of all Pollution Control Bonds series. The new series were issued in March 2003. Amounts outstanding were borrowed from the City of Forsyth, Montana (the City). The City obtained the funds from the sale of Customized Pollution Control Refunding Bonds issued to finance pollution control facilities at Colstrip Units 3 and 4.
        Each series of bonds is collateralized by a pledge of PSE’s first mortgage bonds, the terms of which match those of the Pollution Control Bonds. No payment is due with respect to the related series of first mortgage bonds so long as payment is made on the Pollution Control Bonds.

AT DECEMBER 31 (DOLLARS IN THOUSANDS) SERIES	DUE	2003	2002

2003A Series - 5.00%	2031	$138,460	$ --
2003B Series - 5.10%	2031	23,400	--
1993 Series - 5.875%	2020	--	23,460
1991 Series - 7.05%	2021	--	27,500
1991 Series - 7.25%	2021	--	23,400
1992 Series - 6.80%	2022	--	87,500

Total		$161,860	$161,860

CONSERVATION TRUST FINANCINGS
        In July 2003, FIN 46 required PSE to consolidate the 1995 Conservation Trust Transaction. The balance of the 6.45% bonds was $4.2 million at December 31, 2003, and they will mature in 2004.

LONG-TERM REVOLVING CREDIT FACILITY (PUGET ENERGY ONLY)
        Puget Energy has a $15.0 million revolving credit facility available through a local bank. At December 31, 2003, there was $5.0 million outstanding at a weighted average interest rate of 2.86%, leaving $10.0 million available under the facility. Puget Energy is the guarantor of this credit facility.
        InfrastruX and its subsidiaries have signed credit agreements with several banks for up to $184.7 million, which expire in 2004 and 2005. Under the InfrastruX credit agreement, Puget Energy is the guarantor of $150.0 million of the line of credit. InfrastruX has borrowed $155.6 million at a weighted average interest rate of 2.61%, leaving a balance of $29.1 million available under the lines of credit at December 31, 2003. InfrastruX also has $19.3 million in equipment financing agreements with various vendors. These agreements mature at various dates from 2004 to 2009 and carry interest rates from 0% to 9.65%.

LONG-TERM DEBT MATURITIES
        The principal amounts of long-term debt maturities for the next five years and thereafter are as follows:

PUGET ENERGY (DOLLARS IN THOUSANDS)	2004	2005	2006	2007	2008	Thereafter
Maturities Of: Long-term debt	$246,829	$37,526	$90,771	$127,404	$179,896	$1,533,892

PUGET SOUND ENERGY (DOLLARS IN THOUSANDS)	2004	2005	2006	2007	2008	Thereafter
Maturities Of: Long-term debt	$102,658	$31,000	$81,000	$125,000	$179,500	$1,533,847

NOTE 8.
        Liquidity Facilities and Other Financing Arrangements

        At December 31, 2003, PSE had short-term borrowing arrangements that included a $250 million unsecured 364-day line of credit with various banks and a $150 million three-year receivables securitization program. These agreements provide PSE with the ability to borrow at different interest rate options and include variable fee levels. The line of credit allows the Company to make floating rate advances at prime plus a spread and Eurodollar advances at LIBOR plus a spread. The agreement contains “credit sensitive” pricing with various spreads associated with various credit rating levels. The agreement also allows for drawing letters of credit up to $50 million.
        PSE has entered into a Receivables Sales Agreement with Rainier Receivables, Inc., a wholly owned subsidiary of PSE, in December 2002. Pursuant to the Receivables Sales Agreement, PSE sells all of its utility customer accounts receivable and unbilled utility revenues to Rainier Receivables. In addition, Rainier Receivables entered into a Receivables Purchase Agreement with PSE and a third party. The Receivables Purchase Agreement allows Rainier Receivables to sell the receivables purchased from PSE to the third party. The amount of receivables sold by Rainier Receivables is not permitted to exceed $150 million at any time. However, the maximum amount may be less than $150 million depending on the outstanding amount of PSE’s receivables which fluctuate with the seasonality of energy sales to customers.
        The receivables securitization facility is the functional equivalent of a secured revolving line of credit. In the event Rainier Receivables elects to sell receivables under the Receivables Purchase Agreement, Rainier Receivables is required to pay the purchasers fees that are comparable to interest rates on a revolving line of credit. As receivables are collected by PSE as agent for the receivables purchasers, the outstanding amount of receivables purchased by the purchasers declines until Rainier Receivables elects to sell additional receivables to the purchasers.
        The receivables securitization facility has a three-year term, but is terminable by PSE and Rainier Receivables upon notice to the receivables purchasers. During the year ended December 31, 2003, Rainier Receivables had sold $348.0 million in accounts receivable. At December 31, 2003, Rainier Receivables had sold $111.0 million in accounts receivable and the maximum remaining receivables available for sale was $39.0 million.
        In addition, PSE has agreements with certain banks to borrow on an uncommitted, as available, basis at money market rates quoted by the banks. There are no costs, other than interest, for these arrangements. PSE also uses commercial paper to fund its short-term borrowing requirements. The following table presents the liquidity facilities and other financing arrangements at December 31, 2003 and 2002.

(DOLLARS IN THOUSANDS)
At December 31	2003	2002

Short-term borrowings outstanding:
Commercial paper notes	$ --	$ 30,340
InfrastruX bank line of credit borrowings	13,893	16,955
Weighted average interest rate	2.59%	2.81%

Financing arrangements:
Puget Energy line of credit[1]	$ 15,000	$ --
InfrastruX revolving credit facilities[2]	184,725	179,750
PSE line of credit [3]	250,000	250,000
PSE receivables securitization program[4]	150,000	150,000

        The Company has, on occasion, entered into interest rate swap agreements to reduce the impact of changes in interest rates on portions of its floating-rate debt. There were no such agreements outstanding at December 31, 2003 and 2002.

1 Includes $5.0 million outstanding at December 31, 2003, effectively reducing the available borrowing capacity to $10.0 million.
2The revolving credit facility requires InfrastruX and its subsidiaries to maintain certain financial covenants, including requirements to maintain certain levels of net worth and debt coverage. The agreement also places certain restrictions on expenditures, other indebtedness and executive compensation. For 2003 and 2002, InfrastruX had $155.6 million and $144.0 million outstanding under the credit facilities, effectively reducing available borrowing capacity to $29.1 million and $35.8 million, respectively.
3Provides liquidity support for PSE's outstanding commercial paper in the amount of $0.5 million and $30.3 million for 2003 and 2002, respectively, effectively reducing the available borrowing capacity under these credit lines to $249.5 million and $219.7 million, respectively.
4Provides liquidity support for PSE's outstanding letters of credit and commercial paper. At December 31, 2003, PSE had sold $111.0 million in receivables, effectively reducing the available borrowing capacity to $39.0 million. There were no receivables sold as of December 31, 2002.

NOTE 9.
        Estimated Fair Value of Financial Instruments

        The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002:

	2003		2002
(DOLLARS IN MILLIONS)	CARRYING AMOUNT	FAIR VALUE	CARRYING AMOUNT	FAIR VALUE
Financial assets:
Cash	$27.5	$27.5	$176.7	$176.7
Restricted cash	2.5	2.5	18.9	18.9
Equity securities1	3.6	3.6	10.4	10.4
Notes receivable and other	44.9	44.9	41.5	41.5
Energy derivatives	16.2	16.2	13.6	13.6

Financial liabilities:
Short-term debt	$13.9	$13.9	$47.3	$47.3
Preferred stock subject to mandatory redemption	1.9	1.9	43.2	42.4
Corporation obligated, mandatorily redeemable
preferred securities of subsidiary trust holdin
solely junior subordinated debentures of the
corporation	--	--	300.0	303.1
Junior subordinated debentures of the corporatio
payable to a subsidiary trust holding mandatori
redeemable preferred securities	280.3	304.6	--	--
Long-term debt2	2,216.3	2,408.7	2,237.1	2,395.9
Energy derivatives	3.6	3.6	2.4	2.4

        The fair value of equity securities is based on valuations provided by the investment fund manager.
        The fair value of outstanding bonds including current maturities is estimated based on quoted market prices.
        The fair value of the preferred stock subject to mandatory redemption and corporation obligated, mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures of the corporation is estimated based on dealer quotes.
        The fair value of the junior subordinated debentures of the corporation payable to a subsidiary trust holding mandatorily redeemable preferred securities is estimated based on dealer quotes.
        The carrying values of short-term debt and notes receivable are considered to be a reasonable estimate of fair value. The carrying amount of cash, which includes temporary investments with original maturities of three months or less, is also considered to be a reasonable estimate of fair value.
        Derivative instruments have been used by the Company on a limited basis and are recorded at fair value. The Company has a policy that financial derivatives are to be used only to mitigate business risk.
        In 2003, PSE redeemed the 7.75% mandatorily redeemable preferred stock. 75,000 shares were redeemed in February 2003 at the par value of $100 per share and the remaining 337,500 shares were redeemed in August 2003 at $102.07 per share. Also in 2003, 19,750 shares of the 8.231% Capital Trust I preferred stock were redeemed at $990 per share, leaving 80,250 shares still outstanding.

1 The 2002 carrying amount includes an adjustment of $2.4 million, to report the available-for-sale securities at market value. This amount (or unrealized gain) was included as a component of other comprehensive income net of deferred taxes of $0.8 million for 2002.
2 PSE's carrying and fair value of long-term debt for 2003 was $2,053.0 million and $2,250.4 million, respectively.

NOTE 10.
        Leases

        All of PSE’s leases are operating leases. Certain leases contain purchase options and renewal and escalation provisions. Operating and capital lease payments net of sublease receipts were:

(DOLLARS IN THOUSANDS)	PUGET ENERGY		PSE
At December 31	Operating	Capital	Operating

2003	$26,842	$2,696	$19,301
2002	26,368	2,486	20,176
2001	25,373	1,966	20,135

        Payments received for the subleases of properties were approximately $1.4 million, $2.6 million and $2.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.
        Future minimum lease payments for non-cancelable leases net of sublease receipts are:

(DOLLARS IN THOUSANDS)	PUGET ENERGY		PSE
At December 31	Operating	Capital	Operating

2004	$17,967	$1,611	$10,651
2005	13,858	1,522	8,939
2006	11,278	1,391	8,763
2007	9,660	913	8,696
2008	9,355	1,051	8,132
Thereafter	10,346	--	10,346

Total minimum lease payments	$72,464	$6,488	$55,527

        Future minimum sublease receipts for non-cancelable subleases are $0.1 million for 2004.

NOTE 11.
        Income Taxes

        The details of income taxes are as follows:

	2003		2002		2001
(DOLLARS IN THOUSANDS)	PUGET ENERGY	PSE	PUGET ENERGY	PSE	PUGET ENERGY	PSE

Charged to operating expense:
Current - federal	$18,119	$22,154	$(84,149)	$(81,839)	$58,749	$58,331
Current - state	(2,046)	(1,460)	(774)	(548)	1,347	1,232
Deferred - net federal	56,004	50,880	144,230	135,884	19,945	18,040
Deferred -net state	927	--	614	--	485	--
Deferred investment tax credits	(635)	(635)	(661)	(661)	(688)	(688)

Total charged to operations	72,369	70,939	59,260	52,836	79,838	76,915

Charged to miscellaneous income:
Current	(288)	(276)	(3,276)	(3,406)	6,272	6,272
Deferred - net	(1,805)	(1,805)	1,228	1,228	(2,259)	(2,259)

Total charged to miscellaneous income	(2,093)	(2,081)	(2,048)	(2,178)	4,013	4,013

Cumulative effect of accounting change	(91)	(91)	--	--	(7,942)	(7,942)

Total income taxes	$70,185	$68,767	$57,212	$50,658	$75,909	$72,986

        The following is a reconciliation of the difference between the amount of income taxes computed by multiplying pre-tax book income by the statutory tax rate and the amount of income taxes in the Consolidated Statements of Income for the Company:

	2003		2002		2001
(DOLLARS IN THOUSANDS)	PUGET ENERGY	PSE	PUGET ENERGY	PSE	PUGET ENERGY	PSE

Income taxes at the statutory rate	$67,098	$66,028	$61,587	$55,862	$63,962	$62,079

Increase (decrease):
Depreciation expense deducted in
the financial statements in exce
of tax depreciation, net of
depreciation treated as a
temporary difference	9,130	9,130	10,041	10,041	11,726	11,726
AFUDC included in income in the
financial statements but exclude
from taxable income	(1,809)	(1,809)	(1,387)	(1,387)	(2,126)	(2,126)
Accelerated benefit on early
retirement of depreciable assets	(1,879)	(1,879)	(1,469)	(1,469)	(319)	(319)
Investment tax credit amortizatio	(635)	(635)	(661)	(661)	(689)	(689)
Energy conservation expenditures
net	8,096	8,096	6,259	6,259	6,859	6,859
Tax benefit of reduced salvage
values	--	--	(10,193)	(10,193)	--	--
IRS issue resolution	(6,209)	(6,209)	--	--	--	--
State income taxes net of the
federal income tax benefit	(877)	(949)	(104)	(356)	1,191	801
Other - net	(2,730)	(3,006)	(6,861)	(7,438)	(4,695)	(5,345)

Total income taxes	$70,185	$68,767	$57,212	$50,658	$75,909	$72,986

Effective tax rate	36.6%	36.5%	32.5%	31.7%	41.5%	41.15%

        The Company’s deferred tax liability at December 31, 2003, 2002 and 2001 is composed of amounts related to the following types of temporary differences:

	2003		2002		2001
(DOLLARS IN THOUSANDS)	PUGET ENERGY	PSE	PUGET ENERGY	PSE	PUGET ENERGY	PSE

Utility plant	$607,203	$607,203	$578,137	$578,137	$570,982	$570,982
Energy conservation charges	9,446	9,446	16,473	16,473	23,782	23,782
Contributions in aid of construction	(46,520)	(46,520)	(44,770)	(44,770)	(36,044)	(36,044)
Bonneville Exchange Power	15,204	15,204	15,537	15,537	17,897	17,897
Cabot gas contract purchase	3,503	3,503	4,157	4,157	4,477	4,477
Deferred revenue	(4,680)	(4,680)	(5,292)	(5,292)	(5,904)	(5,904)
Software amortization	41,044	41,044	41,408	41,408	--	--
Capitalized overhead costs	70,834	70,834	72,220	72,220	--	--
Other	59,201	35,910	52,805	37,709	30,125	25,811

Total	$755,235	$731,944	$730,675	$715,579	$605,315	$601,001

        Puget Energy’s totals of $755.2 million and $730.7 million for 2003 and 2002 consist of deferred tax liabilities of $876.5 million and $841.7 million net of deferred tax assets of $121.3 million and $111.0 million, respectively.
        PSE’s totals of $731.9 million and $715.6 million for 2003 and 2002 consist of deferred tax liabilities of $852.4 million and $824.2 million net of deferred tax assets of $120.5 million and $108.6 million, respectively.
        Deferred tax amounts shown above result from temporary differences for tax and financial statement purposes. Deferred tax provisions are not recorded in the income statement for certain temporary differences between tax and financial statement purposes because they are not allowed for ratemaking purposes.
        The Company calculates its deferred tax assets and liabilities under SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recording deferred tax balances, at the currently enacted tax rate, for all temporary differences between the book and tax bases of assets and liabilities, including temporary differences for which no deferred taxes had been previously provided because of use of flow-through tax accounting for ratemaking purposes. Because of prior and expected future ratemaking treatment for temporary differences for which flow-through tax accounting has been utilized, a regulatory asset for income taxes recoverable through future rates related to those differences has also been established by PSE. At December 31, 2003, the balance of this asset was $142.8 million.

NOTE 12.
         Retirement Benefits

        The Company has a defined benefit pension plan with a cash balance feature covering substantially all of its utility employees. Benefits are a function of age, salary and service. Additionally, Puget Energy maintains a non-qualified supplemental retirement plan for officers and certain director-level employees. The annual measurement date is December 31 of each year.
        In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees. These benefits are provided principally through an insurance company whose premiums are based on the benefits paid during the year.

	PENSION BENEFITS		OTHER BENEFITS
(DOLLARS IN THOUSANDS)	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$369,692	$400,461	$31,693	$29,115
Service cost	8,284	8,474	175	168
Interest cost	24,406	25,858	1,828	1,930
Amendments[1]	940	3,073	--	3,493
Actuarial loss	19,354	2,055	(2,194)	(419)
Plan curtailment[2]	--	(9,518)	--	(553)
Special adjustments[2]	190	10,872	--	--
Benefits paid	(22,825)	(71,583)	(2,282)	(2,041)

Benefit obligation at end of year	$400,041	$369,692	$29,220	$31,693

Change in plan assets:
Fair value of plan assets at beginning	$343,960	$443,512	$16,160	$15,978
Actual return on plan assets	79,488	(40,849)	98	650
Employer contribution	27,963	12,880	1,455	1,573
Benefits paid	(22,825)	(71,583)	(2,282)	(2,041)

Fair value of plan assets at end of yea	$428,586	$343,960	$15,431	$16,160

Funded status	$28,545	$(25,732)	$(13,789)	$(15,533)
Unrecognized actuarial gain (loss)	48,217	66,784	(2,895)	(1,878)
Unrecognized prior service cost	15,949	18,228	2,712	3,021
Unrecognized net initial (asset) obliga	(1,267)	(2,371)	3,783	4,201

Net amount recognized	$91,444	$56,909	$(10,189)	$(10,189)

Amounts recognized on statement of
financial position consist of:
Prepaid benefit cost	$112,737	$73,361	$(10,189)	$(10,189)
Accrued benefit liability	(38,704)	(34,253)	--	--
Intangible asset	9,043	10,555	--	--
Accumulated other comprehensive income	8,368	7,246	--	--

Net amount recognized	$91,444	$56,909	$(10,189)	$(10,189)

1 In 2002, the Company had $3.1 million in pension benefit plan amendments due to changes in employment contracts, the addition of new entrants to the plan and the vesting of certain non-vested participants who were affected by the transition of service jobs to service providers. The Company had $3.5 million in other benefit plan amendments due to an increase in the Company's contribution to the retiree medical plan.
2 In 2002, the Company had a $9.5 million curtailment credit and $9.2 million in special adjustments to the pension benefit plan related to the transition of service jobs to service providers. The Company also had a $1.7 million special adjustment to the pension benefit plan related to the non-qualified pension benefit plan required to reflect the special benefit agreement given upon termination of a plan participant.

        In accounting for pension and other benefit costs under the plans, the following weighted average actuarial assumptions were used:

	PENSION BENEFITS			OTHER BENEFITS
	2003	2002	2001	2003	2002	2001

Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Return on plan assets	8.25%	8.25%	9.50%	6-7.00%	6-7.00%	6-8.25%
Rate of compensation increa	4.50%	4.50%	5.0%	--	--	--
Medical trend rate	--	--	--	9.00%	10.00%	6.50%

        The Company has used the expected return on plan assets based on an analysis of rates of return over the past 50 years relevant to the Company’s investment mix, market conditions, inflation and other factors. The expected rate of return is reviewed annually based on these factors and adjusted accordingly.

	PENSION BENEFITS			OTHER BENEFITS
(DOLLARS IN THOUSANDS)	2003	2002	2001	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$8,284	$8,474	$9,862	$175	$168	$243
Interest cost	24,406	25,858	26,734	1,828	1,930	2,022
Expected return on plan assets	(38,880)	(43,032)	(46,222)	(934)	(906)	(947)
Amortization of prior service cost	3,220	2,990	2,960	309	90	(34)
Recognized net actuarial gain	(2,688)	(5,120)	(7,570)	(341)	(229)	(109)
Amortization of transition (asset) obligation	(1,104)	(1,136)	(1,230)	418	470	627
Plan curtailment	--	(1,353)	--	--	1,691	--
Special recognition of prior service costs	190	1,683	108	--	--	--

Net pension benefit cost (income)	$(6,572)	$(11,636)	$(15,358)	$1,455	$3,214	$1,802

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-qualified pension plan, which has accumulated benefit obligations in excess of plan assets, were $45.0 million, $38.6 million and $0, respectively, as of December 31, 2003. For the qualified pension plan the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $355.1 million, $339.7 million and $428.6 million, respectively, as of December 31, 2003.
        The aggregate expected contributions by the Company to fund the pension and other benefit plans for the year ended December 31, 2004 are $11.1 million and an insignificant amount, respectively. The full amount of the pension funding for 2004 is for the Company’s non-qualified supplemental retirement plan.
        The fair value of the plan assets of the pension benefits and other benefits are invested as follows at December 31:

	2003		2002
	PENSION BENEFITS	OTHER BENEFITS	PENSION BENEFITS	OTHER BENEFITS

Short-term investments and cash	3.0%	100.0%	4.1%	100.0%
Equity securities	63.8%	--	55.7%	--
Fixed income securities	22.9%	--	31.2%	--
Mutual funds	10.3%	--	9.0%	--

        The expected total benefits to be paid under both plans for the next five years and the aggregate total to be paid for the five years thereafter is as follows:

(DOLLARS IN THOUSANDS)	2004	2005	2006	2007	2008	2009-2013

Total benefits	$ 35,697	$ 25,940	$ 26,939	$ 28,806	$ 28,202	$157,821

        The assumed medical inflation rate is 9.0% in 2004 decreasing to 6.0% in 2007. A 1% change in the assumed medical inflation rate would have the following effects:

	2003		2002
(DOLLARS IN THOUSANDS)	1% INCREASE	1% DECREASE	1% INCREASE	1% DECREASE
Effect on post-retirement benefit obligation	$589	$(529)	$580	$(515)
Effect on service and interest cost components	38	(35)	36	(32)

        The Company has a Retirement Committee that establishes investment policies, objectives and strategies for the purpose of obtaining the optimum return for the pension benefit plans, while also keeping with the assumption of prudent risk and the Retirement Committee’s total return objectives. All changes to the investment policies are reviewed and approved by the Retirement Committee prior to being implemented.
        The Retirement Committee contracts with investment managers who have historically achieved above-median long-term investment performance within the risk and asset allocation limits that have been established. Interim evaluations are routinely performed with the assistance of an outside investment consultant. To obtain the desired return needed to fund the pension benefit plans, the Retirement Committee has established investment allocation percentages by asset classes as follows:

	ALLOCATION

ASSET CLASS	MINIMUM	TARGET	MAXIMUM

Domestic large capitalization equity securities	30%	42%	50%
Domestic small capitalization equity securities	--	8%	15%
Fixed-income securities	20%	30%	40%
Foreign equity securities	10%	20%	30%
Real estate	--	--	10%
Short-term investments and cash	--	--	5%

NOTE 13.
         Employee Investment Plans

        The Company has qualified Employee Investment Plans under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options.
        Puget Energy’s contributions to the Employee Investment Plans were $7.1 million, $6.9 million and $8.0 million for the years 2003, 2002 and 2001, respectively.
        PSE’s contributions to the Employee Investment Plan were $6.1 million, $6.1 million and $6.8 million for the years 2003, 2002 and 2001, respectively. The Employee Investment Plan eligibility requirements are set forth in the plan documents.

NOTE 14.
         Stock-based Compensation Plans

        The Company has various stock compensation plans which prior to 2003 were accounted for according to APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In 2003 the Company adopted the fair value based accounting of SFAS No. 123 using the prospective method under the guidance of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company will apply SFAS No. 123 accounting prospectively to stock compensation awards granted in 2003 and future years, while grants that were made in years prior to 2003 will continue to be accounted for using the intrinsic value method of APB No. 25. Total compensation expense related to the plans was $6.4 million, $6.3 million and $2.1 million in 2003, 2002 and 2001, respectively.
        The Company’s shareholder-approved Long-Term Incentive Plan (LTI Plan) encompasses many of the awards granted to employees. Established in 1995 and amended and restated in 1997, the LTI Plan applies to officers and key employees of the Company. Awards granted under this plan include stock awards, performance awards or other stock-based awards as defined by the plan. Any shares awarded are purchased on the open market. The maximum number of shares that may be purchased for the LTI Plan is 1,200,000.

PERFORMANCE SHARE GRANTS
        Each year the Company awards performance share grants under the LTI Plan. These are granted to key employees and vest at the end of four years with the final number of shares awarded depending on a performance measure. The Company records compensation expense related to the shares based on the performance measure and changes in the market price of the stock. Compensation expense related to performance share grants was $5.1 million, $5.5 million and $2.3 million for 2003, 2002 and 2001, respectively. The fair value of the performance awards granted in 2003, 2002 and 2001 was $17.29, $14.82 and $17.86, respectively. There were a total of 334,608 performance awards granted in 2003, 247,184 in 2002 and 183,881 in 2001. As of December 31, 2003, there are four active grant cycles for a total of 790,922 share grants outstanding although they may not all be awarded.

STOCK OPTIONS
        In 2002, Puget Energy’s Board of Directors granted 40,000 stock options under the LTI Plan and an additional 260,000 options outside of the LTI Plan (for a total of 300,000 non-qualified stock options) to the president and chief executive officer. These options can be exercised at the grant date market price of $22.51 per share and vest yearly over four and five years although vesting is accelerated under certain conditions. The options expire 10 years from the grant date. All 300,000 options remained outstanding at December 31, 2003, with 67,500 options exercisable. No options were exercisable at December 31, 2002. The fair value of the options at the grant date was $3.37 per share. Following the intrinsic value method of APB 25, no compensation expense was recorded for these options. No additional options were granted in 2003.

RESTRICTED STOCK
        In 2003 and 2002, the Company granted 11,000 shares and 30,000 shares, respectively, of restricted stock under the LTI Plan to be purchased on the open market. Of the 2003 shares issued, 1,000 shares vested in 2003. The remaining shares will vest evenly over the next five years. The 2002 shares were fully vested as of December 2003. In 2002 the Company also issued 50,000 shares of restricted stock outside of the LTI Plan as approved by the Puget Energy Board of Directors. These shares were recorded as a separate component of stockholders’ equity and vest evenly over a five-year period. Compensation expense related to the restricted shares was $0.6 million and $0.5 million in 2003 and 2002, respectively. No restricted shares were issued in 2001. Dividends are paid on all outstanding restricted stock and are accounted for as a Puget Energy stock dividend, not as compensation expense. The weighted average grant date fair value for all outstanding shares of restricted stock granted in 2003 and 2002 was $23.29 and $21.94, respectively.

EMPLOYEE STOCK PURCHASE PLAN
        The Company has a shareholder-approved Employee Stock Purchase Plan (ESPP) open to all employees. Offerings occur at six-month intervals at the end of which the participating employees receive shares for 85% of the lower of the stock’s fair market price at the beginning or the end of the six-month period. A maximum of 500,000 shares may be sold to employees under the plan. Prior to 2002, the Company purchased shares for the plan on the open market. As of the second offering of 2002, the Company began issuing common stock for the ESPP rather than purchasing stock. In 2003, 38,940 shares were issued for the ESPP. In 2002, 18,252 shares were issued and 19,407 shares were purchased for the plan, and in 2001, 45,659 shares were purchased. At December 31, 2003, 259,662 shares may still be sold to employees under the plan. Under the SFAS No. 123 accounting that the Company adopted in 2003, ESPP is considered to be compensation expense. Total compensation expense related to the ESPP was $0.2 million in 2003. Dividends are not paid on ESPP shares until they are purchased by employees and thus are accounted for as dividends, not compensation expense. The weighted average fair value of the purchase rights granted in 2003, 2002 and 2001 was $4.25, $4.19 and $4.35, respectively.

INFRASTRUX STOCK OPTION PLAN
        The InfrastruX stock option plan, established in 2000, has 3,862,500 shares of InfrastruX stock authorized to be granted to officers, key employees and non-employee directors of InfrastruX. The options generally vest within four years and expire 10 years from the grant date. The following summarizes InfrastruX option information for 2003, 2002 and 2001:

	2003		2002		2001
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands	Weighted Average Exercise Price

Outstanding at beginning of year	2,643	$ 4.31	1,995	$ 4.05	--	$ --
Granted	176	5.00	725	5.00	2,043	4.05
Exercised	--	--	--	--	--	--
Canceled	(201)	4.20	(77)	4.09	(48)	4.00

Outstanding at end of year	2,618	$ 4.36	2,643	$ 4.31	1,995	$ 4.05
Options exercisable at year end	1,837	$ 4.12	802	$ 4.02	791	$ 4.00

Weighted average fair value of options granted during the year	$2.41		$2.23		$1.60

        The following summarizes InfrastruX's outstanding option information at December 31, 2003:

	Shares Outstanding (in thousands)	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

Exercise Prices
$4.00	1,666	7.11	$4.00
$5.00	952	8.42	5.00

	2,618	7.59	$4.36

        Stock options awarded under the InfrastruX plan were generally granted at the InfrastruX market price on the date of grant although some options have been granted at a discount requiring InfrastruX to record compensation expense. With the prospective adoption of SFAS No. 123 fair value accounting in 2003, InfrastruX also recorded compensation expense related to options granted in 2003. Compensation expense of $0.2 million and $0.1 million related to stock options was recorded in 2003 and 2002, respectively.

NON-EMPLOYEE DIRECTOR STOCK PLAN
        The Company has a director stock plan created in 1998 for all non-employee directors of Puget Energy and PSE. Under the plan which has a 10-year term, non-employee directors receive a minimum of two-thirds of their quarterly retainer fees in Company stock except that 100% of quarterly retainers are paid in Company stock until the director holds a number of shares equal to two years of common stock in value of their retainer. Directors may optionally receive their entire retainer in Company stock. The compensation expense related to the director stock plan was $0.4 million, $0.2 million and $0.1 million in 2003, 2002 and 2001, respectively. The Company issues new shares or purchases stock for this plan on the open market up to a maximum of 100,000 shares. As of December 31, 2003, 9,902 shares had been purchased for the director stock plan and 48,219 deferred, for a total of 58,121 shares.

OTHER PLANS
        In addition to current stock compensation plans, the Company also has outstanding shares related to two plans that were in effect prior to the 1997 merger between Puget Sound Power and Light (PSP&L) and Washington Energy Company (WECO). There are 2,400 vested, unexercised stock appreciation rights from the PSP&L Incentive Plan Awards granted to executives of PSP&L. These were granted in 1994, have an exercise price of $20.75 and expire 10 years after the grant date. There are also 11,301 vested, unexercised options from the WECO Incentive Stock Option Plan granted to key employees of WECO. The options were granted between 1994 and 1996 with exercise prices ranging from $15.55 to $23.11 and expire 10 years from the date of grant. These are generally paid out as stock appreciation rights at the discretion of the grantees. The Company records compensation expense each quarter related to the PSP&L and WECO shares as the difference between the exercise price and the current market price. Compensation expense related to the WECO plan was immaterial in 2003 and 2002, and $(0.2) million in 2001. Compensation expense related to the PSP&L plan was immaterial in 2003 and 2002, and $(0.1) million in 2001.

        The Company used the Black-Scholes option pricing model to determine the fair value of certain stock-based awards to employees. The following assumptions were used for awards granted in 2003, 2002 and 2001:

	2003	2002	2001

Stock options
Risk-free interest rate	--	4.32%	--
Expected lives - years	--	4.50	--
Expected stock volatility	--	23.62%	--
Dividend yield	--	5.00%	--

InfrastruX stock option plan
Risk-free interest rate	2.80%	4.05%	4.87%
Expected lives - years	4.00	4.00	4.00
Expected stock volatility	60.00%	60.00%	50.00%

Performance awards
Risk-free interest rate	2.35%	4.00%	4.99%
Expected lives - years	4.00	4.00	4.00
Expected stock volatility	23.85%	23.71%	20.76%
Dividend yield	4.86%	8.85%	7.67%

Employee Stock Purchase Plan
Risk-free interest rate	1.07%	1.65%	4.26%
Expected lives - years	0.50	0.50	0.50
Expected stock volatility	19.47%	26.97%	19.04%
Dividend yield	4.39%	5.81%	7.72%

NOTE 15.
         Accounting for Derivative Instruments and Hedging Activities

        The Company has adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138 and SFAS No. 149. SFAS No. 133 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. The Company enters into both physical and financial contracts to manage its energy resource portfolio including forward physical and financial contracts, option contracts and swaps. The majority of these contracts qualify for the normal purchase and normal sale exception.
        For the year ended December 31, 2003, the Company recorded a decrease in earnings of approximately $0.1 million compared to an increase of $11.6 million for 2002. Of the 2002 gain, $10.5 million represented the reversal of unrealized losses on gas hedge contracts that were de-designated in the fourth quarter of 2001 and the reversal of the mark-to-market unrealized loss on physical electric contracts at December 31, 2001 that were settled in 2002. As of December 31, 2003, the Company had an unrealized gain recorded in other comprehensive income of $0.2 million after-tax related to contracts which meet the criteria for designation as cash flow hedges under SFAS No. 133. The amount of cash flow hedges that will reverse and be settled into the income statement during 2004 will be immaterial. As of December 31, 2002, the Company had a long-term unrealized gain recorded in other comprehensive income of $9.9 million after-tax and a short-term unrealized loss of $2.4 million after-tax related to contracts which meet the criteria for designation as cash flow hedges under SFAS No. 133.
        In addition, the Company has adopted SFAS No. 149, which is effective for all contracts entered into or modified after June 30, 2003 except for certain hedging relationships designated after June 30, 2003. SFAS No. 149 clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in contracts and for hedging activities under SFAS No. 133. The Company implemented SFAS No. 149 in the third quarter of 2003 with no significant impact on the financial statements.
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
        PSE has had two contracts with a counterparty whose debt ratings were below investment grade since 2002. The first contract is a fixed for floating price natural gas swap contract for one of its electric generating facilities. In the fourth quarter of 2003, PSE agreed to a novation of this contract to a new counterparty which has strong credit ratings. As a result of the novation, the collateral that was held by the original counterparty was returned. The fixed for floating price natural gas swap contract has been designated since inception in 2000 as a qualifying cash flow hedge. The second contract, a physical gas supply contract for one of PSE’s electric generating facilities was marked-to-market in the fourth quarter of 2003. This contract was previously designated as a normal purchase under SFAS No. 133. PSE has concluded that it is appropriate to reserve the marked-to-market gain on this contract due to the credit quality of the counterparty in accordance with SFAS No. 133 guidance, as delivery is not probable through the term of the contract, which expires in December 2008.

NOTE 16.
         Acquisitions and Intangibles (Puget Energy Only)

        During 2002, InfrastruX acquired 100% of three companies based in Texas for a total price of $49.7 million, and during the second quarter of 2003 acquired 100% of one additional company based in New Mexico for $11.8 million. All purchases were funded in the form of cash and preferred or common stock. The 2003 acquisition includes a contingency which requires InfrastruX to make additional payments if certain 2003 and 2004 earnings measures are met. If these earnings measures are met, InfrastruX would record the additional amount as goodwill. As of December 31, 2003, no payments were required.
        These companies provide utility infrastructure services which are relevant to InfrastruX’s operating strategy including: installing, replacing and restoring underground cables and pipes for utilities and telecommunications providers; pipeline construction, maintenance and rehabilitation services for the natural gas and petroleum industries, including directional drilling and vacuum excavation; and distribution and transmission-oriented overhead electric construction services to electric utilities and cooperatives.
        The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the operating results of these companies have been included in Puget Energy’s consolidated financial statements since their acquisition dates. Goodwill additions representing the excess of cost over the net tangible and identifiable intangible assets at the time of purchase were approximately $7.7 million in 2003 and $23.5 million in 2002.
        During 2001, goodwill was being amortized on a straight-line basis using a 30-year life except for goodwill on two acquisitions made after June 30, 2001, which were not amortized per SFAS No. 142. With the implementation of SFAS No. 142 on January 1, 2002, Puget Energy discontinued amortizing goodwill and reclassified $5.2 million of intangible assets that no longer met the criteria of identifiable intangible assets to goodwill. As required by SFAS No. 142, Puget Energy performed an initial impairment review of goodwill in the first quarter of 2002 and annual fourth-quarter impairment reviews thereafter and determined that no impairment had taken place. In addition to the annual review, Puget Energy will perform an impairment review at the time an event or circumstance arises that would indicate the fair value would be below its carrying value. Goodwill amortization for 2001, including amortization on the intangible assets that were reclassified to goodwill in 2002, was approximately $3.4 million. The income statement effects of discontinuing amortization of goodwill for the comparative periods are as follows for Puget Energy:

(DOLLARS IN THOUSANDS)	2003	2002	2001

Reported income for common stock	$ 116,197	$ 110,052	$ 98,426
Add back goodwill amortization, net of tax	--	--	2,826

Adjusted income for common stock	$ 116,197	$ 110,052	$ 101,252

Basic earnings per share
Reported income for common stock	$ 1.23	$ 1.24	$ 1.14
Add back goodwill amortization	--	--	0.03

Adjusted income for common stock	$ 1.23	$ 1.24	$ 1.17

Diluted earnings per share
Reported income for common stock	$ 1.22	$ 1.24	$ 1.14
Add back goodwill amortization	--	--	0.03

Adjusted income for common stock	$ 1.22	$ 1.24	$ 1.17

        Identifiable intangible assets acquired as a result of acquisitions of companies are amortized over the expected useful lives of the assets, which range from 5 to 20 years. In 2003 a total of $2.1 million was added to intangible assets — assigned $0.1 million to patents with an amortization period of 17.0 years, $1.7 million to contractual customer relationships with an amortization period of 10.0 years and $0.3 million to covenant not to compete with an amortization period of five years. The total weighted average amortization period for the 2003 additions is 9.6 years. In 2002, a total of $4.5 million was added to intangible assets — assigned $0.3 million to patents, $3.1 million to contractual customer relationships and $1.1 million to covenant not to compete. The total weighted average amortization period for the 2002 additions is eight years.

AT DECEMBER 31, 2003 (DOLLARS IN THOUSANDS)	Gross Intangibles	Accumulated Amoritization	Net Intangibles

Covenant not to compete	$ 4,178	$2,009	$ 2,169
Developed technology	14,190	2,454	11,736
Contractual customer relationships	4,702	747	3,955
Patents	915	68	847

Total	$23,985	$5,278	$18,707

AT DECEMBER 31, 2002 (DOLLARS IN THOUSANDS)	Gross Intangibles	Accumulated Amoritization	Net Intangibles

Covenant not to compete	$ 3,908	$1,105	$ 2,803
Developed technology	14,190	1,744	12,446
Contractual customer relationships	3,042	383	2,659
Patents	793	49	744

Total	$21,933	$3,281	$18,652

        The identifiable intangible amortization expense for the year ended December 31, 2003 was $2.1 million compared to $1.9 million and $1.1 million for 2002 and 2001, respectively. The identifiable intangible assets amortization for future periods based on the current acquisitions will be:

(DOLLARS IN THOUSANDS)	2004	2005	2006	2007	2008

Future intangible amortization	$ 2,101	$ 2,075	$ 1,746	$ 1,363	$ 1,340

        The pro forma combined revenues, net income and earnings per common share of Puget Energy presented below give effect to the acquisitions as if they had occurred on January 1, 2001. These results are not necessarily indicative of the results of operations that would have occurred had the acquisitions of these companies been consummated for the period for which they are being given effect.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED) FOR THE YEARS ENDED DECEMBER 31	2003	2002	2001

Operating revenues	$ 2,505,523	$ 2,469,122	$ 3,056,824
Net income for common	116,636	112,813	104,338
Basic earnings per common share	$ 1.23	$ 1.28	$ 1.21
Diluted earnings per common share	$ 1.22	$ 1.27	$ 1.20

NOTE 17.
         Other

        PSE has minority ownership interests in two venture capital funds established as limited liability corporations that seek long-term capital appreciation by making capital investments in energy sector related businesses. The Company’s investment in these two venture capital funds totaled $3.6 million at December 31, 2003. The Company’s ownership interest in both funds is less than 20% and the managing members of the limited liability corporations have sole discretion over fund operations, management and investment decisions. Under the terms of the limited liability corporation agreements establishing the funds, one fund terminated December 31, 2003 and the other terminates December 31, 2007. The Company’s recorded investment in the fund that terminated on December 31, 2003, and is in the process of distributing assets to investing members, was $1.5 million at December 31, 2003. Subsequent to December 31, 2003, the Company has realized a total of $1.2 million in cash proceeds and anticipates realizing the remaining balance of $0.3 million by the end of 2004.
        The carrying value of the Company’s investment in the fund that will terminate on December 31, 2007 was $2.1 million at December 31, 2003, which reflects the impact of recording a $6.1 million pre-tax loss on the Company’s original cost basis in the fourth quarter of 2003. The Company’s future funding obligation to this fund is $0.4 million. The fund manager advised investors that it intended to record unrealized losses of certain portfolio assets in its calendar year 2003 financial statements. As a result of this action, the Company adjusted its carrying basis to the $2.1 million fair value of the Company’s capital account as provided by the fund manager as of December 31, 2003.
        In the power cost only rate case, Washington Commission staff and other parties, including the group Industrial Customers of the Northwest Utilities (ICNU), filed testimony seeking downward adjustments to PSE’s proposed electric rate increase of $64.4 million. Among other things, they propose that a significant amount of PSE’s future fuel costs associated with an electric generating facility be disallowed for recovery in electric rates based upon their interpretation of a 1994 Commission Order and a contention that PSE should have secured fixed-price fuel supply options that were available in late 1997. After factoring in such proposed fuel supply disallowances and certain lower estimates of future power costs which would be trued-up to incurred actuals through PSE’s PCA mechanism, the Washington Commission staff recommends a net rate increase of $7.5 million as compared to PSE’s requested $64.4 million. If, after hearings on the matter, the Commission were to adopt the Washington Commission staff’s or ICNU’s recommendations, the proposed fuel cost disallowances would adversely affect PSE’s future financial performance.
        PSE believes that the fuel cost disallowances proposed by the Washington Commission staff are legally and factually deficient, and PSE filed its rebuttal case on February 13, 2004. The Washington Commission staff is independent from the Washington Commission in such a litigated proceeding and its positions do not represent an indication of the final outcome of the proceeding. The hearing was held in late February and the resolution of the power only rate case is expected by mid-April 2004.
        In December 2003, PSE notified FERC that it rejected the 1997 license for the White River Project. As a result, generation of electricity ceased at the White River Project on January 15, 2004. The 1997 license would have made the Whiter River generation project uneconomical to produce electricity. In the same proceeding described above, the Washington Commission will be ruling on an Accounting Order that will allow for rate recovery of the unrecovered investment in the White River generating project. The Washington Commission staff’s testimony in PSE’s power cost only rate case supports PSE’s petition for recovery of the investment in the White River Project. At December 31, 2003, the White River Project net book value totaled $68.4 million, which included $47.9 million of net utility plant, $15.2 million of capitalized FERC licensing costs and $5.3 million of costs related to construction work in progress. The FERC licensing costs and construction work in progress charges were deferred to a regulatory asset.

NOTE 18.
         Commitments and Contingencies

COMMITMENTS – ELECTRIC
        For the year ended December 31, 2003, approximately 19.9% of the Company’s energy output was obtained at an average cost of approximately $0.01641 per kWh through long-term contracts with several of the Washington Public Utility Districts (PUDs) owning hydroelectric projects on the Columbia River.
        The purchase of power from the Columbia River projects is on a “cost-of-service” basis under which the Company pays a proportionate share of the annual cost of each project in direct proportion to the amount of power annually purchased by the Company from such project. Such payments are not contingent upon the projects being operable. These projects are financed through substantially level debt service payments, and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements, or license requirements. The Company’s share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the lives of the contracts.
        As of December 31, 2003, the Company was entitled to purchase portions of the power output of the PUDs’ projects as set forth in the following tabulation:

			BONDS OUTSTANDING	COMPANY'S ANNUAL AMOUNT PURCHASABLE (APPROXIMATE)
PROJECT	CONTRACT EXP. DATE	LICENSE[1] EXP. DATE	12/31/03[2] (MILLIONS)	% OF OUTPUT	MEGAWATT CAPACITY	COSTS[3] (MILLIONS)

Rock Island
Original units	2012	2029	$ 121.7	50.0	414	$ 41.9
Additional units	2012	2029	331.5	75.0
Rocky Reach	2011	2006	394.7	38.9	505	29.6
Wells	2018	2012	151.3	31.3	261	6.9
Priest Rapids [4]	2005	2005	184.7	8.0	72	2.6
Wanapum [4]	2009	2005	186.5	10.8	98	4.1

Total			$ 1,370.4		1,350	$ 85.1

        The Company’s estimated payments for power purchases from the Columbia River are $84.6 million for 2004, $81.4 million for 2005, $78.4 million for 2006, $81.4 million for 2007, $82.6 million for 2008 and in the aggregate, $123.5 million thereafter through 2018.
        The Company also has numerous long-term firm purchased power contracts with other utilities in the region. The Company is generally not obligated to make payments under these contracts unless power is delivered. The Company’s estimated payments for firm power purchases from other utilities, excluding the Columbia River projects, are $76.0 million for 2004, $77.7 million for 2005, $78.6 million for 2006, $80.7 million for 2007, $82.6 million for 2008 and in the aggregate, $433.3 million thereafter through 2037. These contracts have varying terms and may include escalation and termination provisions.
        As required by the federal Public Utility Regulatory Policies Act (PURPA), PSE entered into long-term firm purchased power contracts with non-utility generators. The Company purchases the net electrical output of four significant projects at fixed and annually escalating prices, which were intended to approximate the Company’s avoided cost of new generation projected at the time these agreements were made. The Company’s estimated payments under these contracts are $211.4 million for 2004, $217.3 million for 2005, $232.9 million for 2006, $211.9 million for 2007, $212.1 million for 2008 and in the aggregate, $746.0 million thereafter through 2012.
        The following table summarizes the Company’s estimated obligations for future power purchases:

(DOLLARS IN MILLIONS)	2004	2005	2006	2007	2008	2009 & THERE- AFTER	TOTAL

Columbia River projects	$ 84.6	$ 81.4	$ 78.4	$ 81.4	$ 82.6	$ 123.5	$ 531.9
Other utilities	76.0	77.7	78.6	80.7	82.6	433.3	828.9
Non-utility generators	211.4	217.3	232.9	211.9	212.1	746.0	1,831.6

Total	$ 372.0	$ 376.4	$ 389.9	$ 374.0	$ 377.3	$ 1,302.8	$ 3,192.4

[1]	The Company is unable to predict whether the licenses under the Federal Power Act will be renewed to the current licensees. FERC has issued orders for the Rocky Reach, Wells and Priest Rapids/Wanapum projects under Section 22 of the Federal Power Act, which affirm the Company's contractual rights to receive power under existing terms and conditions even if a new licensee is granted a license prior to expiration of the contract term.
[2]	The contracts for purchases initially were generally coextensive with the term of the PUD bonds associated with the project. Under the terms of some financings and refinancings, however, long-term bonds were sold to finance certain assets whose estimated useful lives extend beyond the expiration date of the power sales contracts. Of the total outstanding bonds sold for each project, the percentage of principal amount of bonds which mature beyond the contract expiration date are: 43.7% at Rock Island; 58.3% at Rocky Reach; 94.5% at Priest Rapids; 79.6% at Wanapum; and 6.2% at Wells.
[3]	The components of 2003 costs associated with the interest portion of debt service are: Rock Island, $22.6 million for all units; Rocky Reach, $9.4 million; Wells, $8.2 million; Priest Rapids, $0.8 million; and Wanapum, $0.6 million.
[4]	On December 28, 2001, PSE signed a contract offer for new contracts for the Priest Rapids and Wanapum Developments. On April 12, 2002, PSE signed amendments to those agreements which are technical clarifications of certain sections of the agreements. Under the terms of these contracts, PSE will continue to obtain capacity and energy for the term of any new FERC license to be obtained by Grant County PUD. Grant County PUD filed an "Application for New License for the Priest Rapids Project" on October 29, 2003. The new contract terms begin in November of 2005 for the Priest Rapids Development and in November of 2009 for the Wanapum Development. Unlike the current contracts, in the new contracts PSE's share of power from the developments declines over time as Grant County PUD's load increases. On March 8, 2002, the Yakama Nation filed a complaint with FERC which alleged that Grant County PUD's new contracts unreasonably restrain trade and violate various sections of the Federal Power Act and Public Law 83-544. On November 21, 2002, FERC dismissed the complaint while agreeing that certain aspects of the complaint had merit. As a result, it has ordered Grant County PUD to remove specific sections of the contract which constrain the parties to the Grant County PUD contracts from competing with Grant County PUD for a new license. A rehearing has been requested.

        Total purchased power contracts provided the Company with approximately 11.0 million, 12.1 million and 11.9 million MWh of firm energy at a cost of approximately $479.2 million, $466.1 million and $496.3 million for the years 2003, 2002 and 2001, respectively.
        The following table indicates the Company’s percentage ownership and the extent of the Company’s investment in jointly owned generating plants in service at December 31, 2003:

			COMPANY'S SHARE
(DOLLARS IN MILLIONS)	ENERGY SOURCE (FUEL)	COMPANY'S OWNERSHIP SHARE	PLANT IN SERVICE AT COST	ACCUMULATED DEPRECIATION

Colstrip 1 & 2	Coal	50%	$ 207	$ 133
Colstrip 3 & 4	Coal	25%	464	240

        Financing for a participant’s ownership share in the projects is provided for by such participant. The Company’s share of related operating and maintenance expenses is included in corresponding accounts in the Consolidated Statements of Income.
        PSE and PPL Montana, the other owner of Colstrip Units 1 & 2, are engaged in a dispute with Western Energy Company, a subsidiary of Westmoreland Coal Company, the supplier of coal to the Colstrip power plants. The dispute is in the binding arbitration process and concerns the price that PSE and PPL Montana will pay for coal under the contract for Colstrip Units 1 & 2 through the end of the contract in 2009. This arbitration is contemplated as a price adjustment mechanism in that contract. The present arbitration schedule would resolve the dispute in the second quarter of 2004. Any price adjustment could be retroactive to July 30, 2001 and would apply through the rest of the term. Fuel supply costs for electric generation after July 1, 2002 are part of PSE’s PCA mechanism.
        On October 13, 2003, PSE received a letter from Western Energy Company that enclosed an Audit Issue Letter dated July 25, 2003 from the Montana Department of Revenue, pertaining to some allegedly underpaid royalties on coal purchased by PSE from Western Energy Company between February 1997 and June 2000. PSE used the coal as fuel for its share of Units 3 & 4 of the Colstrip generating plant. PSE’s coal price for that period was reduced by a settlement PSE and Western Energy Company had entered into in 1997. Western Energy Company takes the position that PSE must reimburse Western Energy Company for any additional charges that result from the Audit Issue Letter. The Audit Issue Letter seeks payment of over $1.1 million for royalties for the federal government. If that position is correct, it could raise issues of other royalties and taxes that might apply. PSE will investigate and defend this claim vigorously. PSE cannot predict the outcome of this issue.
        As part of its electric operations and in connection with the 1997 restructuring of the Tenaska Power Purchase Agreement, PSE is obligated to deliver to Tenaska up to 48,000 MMBtu per day of natural gas for operation of Tenaska’s cogeneration facility. This obligation continues for the remaining term of the agreement, provided that no deliveries are required during the month of May. The price paid by Tenaska for this gas is reflective of the daily price of gas at the United States/Canada border near Sumas, Washington. PSE has entered into a financial arrangement to hedge a portion, 5,000 MMBtu to 10,000 MMBtu per day, of future gas supply costs associated with this obligation. The Company has a maximum financial obligation under this hedge agreement of $22.0 million in 2004.
        As part of its electric operations and in connection with the 1999 buyout of the Cabot gas supply contract, PSE is obligated to deliver to Encogen up to 21,800 MMBtu per day of natural gas for operation of the Encogen cogeneration facility. This obligation continues for the remaining term of the original Cabot agreement. The Company entered into a financial arrangement to hedge a portion of future gas supply costs associated with this obligation, 10,000 MMBtu per day, for the remaining term of the agreement. The Company has a maximum financial obligation under this hedge agreement of $8.5 million in 2004, $8.7 million in 2005, $9.0 million in 2006, $9.2 million in 2007 and $9.6 million thereafter. Depending on actual market prices, these costs will be partially, or perhaps entirely, offset by floating price payments received under the hedge arrangement. Encogen has two gas supply agreements that comprise 40% of the plant’s requirements with remaining terms of 6.5 years. The obligations under these contracts are $15.9 million in 2004, $16.7 million in 2005, $17.5 million in 2006, $18.4 million in 2007 and $12.9 million in the aggregate thereafter.
        PSE enters into short-term energy supply contracts to meet its core customer needs. These contracts are generally classified as normal purchases and normal sales or in some cases recorded at fair value in accordance with SFAS No. 133. Commitments under these contracts are $3.0million in 2004, $10.3 million in 2005, $1.1 million in 2006, $0.4 million in 2007 and $0.1 million thereafter.

GAS SUPPLY
        The Company has also entered into various firm supply, transportation and storage service contracts in order to ensure adequate availability of gas supply for its firm customers. Many of these contracts, which have remaining terms from less than 1 year to 20 years, provide that the Company must pay a fixed demand charge each month, regardless of actual usage. Two of PSE’s long-term firm gas supply agreements, that expire November 2004, obligate the Company to purchase a minimum annual quantity at market-based contract prices. If the minimum volumes are not purchased and taken during the year, the Company is obligated to either: 1) pay a monthly or annual gas inventory charge calculated as a percentage of the then-current contract commodity price times the minimum quantity not taken; or 2) pay for gas not taken. PSE didn’t incur such charges in 2003. The Company incurred demand charges in 2003 for firm gas supply, firm transportation service and firm storage and peaking service of $24.7 million, $47.9 million and $5.3 million, respectively. WNG Cap I incurred demand charges in 2003 for firm transportation service of $9.4 million.
        The following table summarizes the Company’s obligations for future demand charges through the primary terms of its existing contracts. The quantified obligations are based on current contract prices and FERC authorized rates, which are subject to change.

DEMAND CHARGE OBLIGATIONS (DOLLARS IN MILLIONS)	2004	2005	2006	2007	2008	2009 & THERE- AFTER	TOTAL

Firm gas supply	$ 18.7	$ 1.5	$ 1.0	$ 0.5	$ 0.5	$ 1.5	$ 23.7
Firm transportation service	66.6	58.8	57.0	57.0	48.0	122.7	410.1
Firm storage service	11.3	11.6	7.8	7.7	7.7	48.2	94.3

Total	$ 96.6	$ 71.9	$ 65.8	$ 65.2	$ 56.2	$ 172.4	$ 528.1

SERVICE CONTRACT
        On August 30, 2001, PSE and Alliance Data Systems Corp. announced a contract under which Alliance Data will provide data processing and billing services for PSE. In providing services to PSE under the 10-year agreement, Alliance Data will use ConsumerLinX software, PSE’s customer-information software developed by its ConneXt subsidiary. Alliance Data acquired the assets of ConneXt, including the exclusive use of the ConsumerLinX software for five years with an option for renewal. Alliance Data will offer ConsumerLinX as part of its integrated, single-source customer relationship management solution for large-scale, regulated utility clients. The obligations under the contract are $21.7 million in 2004, $22.2 million in 2005, $22.8 million in 2006, $23.4 million in 2007, $24.0 million in 2008 and $66.9 million in the aggregate thereafter.

SURETY BOND
        The Company has a self-insurance surety bond in the amount of $5.9 million guaranteeing compliance with the Industrial Insurance Act (workers’ compensation) and nine self-insurer’s pension bonds totaling $1.4 million.

ENVIRONMENTAL
        The Company is subject to environmental laws and regulations by federal, state and local authorities and has been required to undertake certain environmental investigative and remedial efforts as a result of these laws and regulations. The Company has also been named by the Environmental Protection Agency, the Washington State Department of Ecology, and/or other third parties as potentially responsible at several contaminated sites and manufactured gas plant sites. PSE has implemented an ongoing program to test, replace and remediate certain underground storage tanks (UST) as required by federal and state laws. The UST replacement component of this effort is finished, but PSE continues its work remediating and/or monitoring these sites. Remediation and testing of Company vehicle service facilities and storage yards is also continuing.
        During 1992, the Washington Commission issued orders regarding the treatment of costs incurred by the Company for certain sites under its environmental remediation program. The orders authorize the Company to accumulate and defer prudently incurred cleanup costs paid to third parties for recovery in rates established in future rate proceedings. The Company believes a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties or under the Washington Commission’s order.
        The information presented here as it relates to estimates of future liability is as of December 31, 2003.

ELECTRIC SITES
        The Company has expended approximately $18.1 million related to the remediation activities covered by the Washington Commission’s order and has accrued approximately $1.6 million as a liability for future remediation costs for these and other remediation activities. To date, the Company has recovered approximately $18.8 million from insurance carriers.
        Based on all known facts and analyses, the Company believes it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company’s financial position, operating results or cash flow trends.

GAS SITES
        The Company has expended approximately $65.9 million related to the remediation activities covered by a Washington Commission order and has accrued approximately $32.3 million for future remediation costs for these and other remediation sites. To date, the Company has recovered approximately $59.6 million from insurance carriers and other third parties. The Company expects to recover legal and remediation activities from either insurance companies or customers per Washington Commission orders.
        Based on all known facts and analyses, the Company believes it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company’s financial position, operating results or cash flow trends.

LITIGATION
        There are several actions in the U.S. Ninth Circuit Court of Appeals against Bonneville Power Administration (BPA), in which the petitioners assert or may assert that BPA acted contrary to law or without authority in deciding to enter into, or in entering into or performing, a number of contracts, including the amended settlement agreement regarding the Residential Purchase and Sale Program and the conditional settlement agreements between BPA and PSE which modified the payment provisions of the Residential Purchase and Sale Program. BPA rates used in such amended settlement agreement between BPA and PSE for determining the amounts of money to be paid to PSE as residential exchange benefits during the period October 1, 2001 through September 30, 2006 have been confirmed, approved and allowed to go into effect by FERC. There are also several actions in the U.S. Ninth Circuit Court of Appeals against BPA, in which petitioners assert that BPA acted contrary to law in adopting or implementing the rates or rate adjustment clause upon which the benefits received or to be received from BPA during the October 1, 2001 through September 30, 2006 period are based. It is not clear what impact, if any, review of such rates may have on PSE.
        Other contingencies, arising out of the normal course of the Company’s business, exist at December 31, 2003. The ultimate resolution of these issues is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

NOTE 19.
         Segment Information

        Puget Energy operates in primarily two business segments: regulated utility operations, or PSE, and construction services, or InfrastruX. Puget Energy’s regulated utility operation generates, purchases and sells electricity and purchases, transports and sells natural gas. The service territory of PSE covers approximately 6,000 square miles in the State of Washington. InfrastruX specializes in construction services to other gas and electric utilities primarily in the south/Texas and the north-central and eastern United States.
        One minor non-utility business segment, a PSE subsidiary, which is a real estate investment and development company is described as other. The assets of ConneXt, the development and marketing of customer information and billing system software segment, were sold during the third quarter of 2001. The third quarter results of 2001 included an $8.0 million after-tax gain related to the ConneXt sale. Reconciling items between segments are not significant.

        Financial data for business segments are as follows:

(DOLLARS IN THOUSANDS)	REGULATED			PUGET ENERGY
2003	UTILITY	INFRASTRUX	OTHER	TOTAL

Revenues	$2,143,693	$341,787	$ 6,043	$2,491,523
Depreciation and amortization	219,851	16,779	236	236,866
Income tax	69,823	1,594	952	72,369
Operating income	295,219	7,452	2,504	305,175
Interest charges, net of AFUDC	179,437	5,485	123	185,045
Net income	119,144	1,766	438	121,348
Goodwill, net	--	133,302	--	133,302
Total assets	5,257,157	342,332	75,196	5,674,685
Construction expenditures - excluding equity AFUDC	269,973	--	--	269,973
Additions to other property, plant and equipment	--	15,536	--	15,536

(DOLLARS IN THOUSANDS)	REGULATED			PUGET ENERGY
2002	UTILITY	INFRASTRUX	OTHER	TOTAL

Revenues	$2,063,040	$319,529	$ 9,753	$2,392,322
Depreciation and amortization	215,097	13,426	220	228,743
Income tax	50,600	6,703	1,957	59,260
Operating income	289,511	15,595	4,563	309,669
Interest charges, net of AFUDC	190,861	5,516	--	196,377
Net income	104,044	9,455	4,384	117,883
Goodwill, net	--	125,555	--	125,555
Total assets	5,323,129	319,248	129,756	5,772,133
Construction expenditures - excluding equity AFUDC	224,165	--	--	224,165
Additions to other property, plant and equipment	--	11,621	--	11,621

(DOLLARS IN THOUSANDS)	REGULATED			PUGET ENERGY
2001	UTILITY	INFRASTRUX	OTHER	TOTAL

Revenues	$2,680,298	$173,786	$ 32,476	$2,886,560
Depreciation and amortization	208,705	8,820	15	217,540
Income tax	68,005	2,956	8,877	79,838
Operating income	273,751	8,702	14,668	297,121
Interest charges, net of AFUDC	186,403	3,656	--	190,059
Net income	80,137	2,518	24,184	106,839
Goodwill, net	--	102,151	--	102,151
Total assets	5,300,105	229,125	139,251	5,668,481
Construction expenditures - excluding equity AFUDC	247,435	--	--	247,435
Additions to other property, plant and equipment	--	5,193	--	5,193

NOTE 20.
         Supplementary Income Statement Information

	2003		2002		2001
(DOLLARS IN THOUSANDS)	PUGET ENERGY	PSE	PUGET ENERGY	PSE	PUGET ENERGY	PSE

Taxes other than income taxes:
Real estate and personal proper	$ 45,660	$ 44,757	$ 48,890	$ 48,408	$ 41,858	$ 41,588
State business	75,523	75,524	77,527	77,527	85,335	84,735
Municipal and occupational	64,861	64,861	67,770	67,770	71,819	71,819
Other	38,273	25,638	37,029	24,463	33,431	29,084

Total taxes other than income tax	$224,317	$210,780	$231,216	$218,168	$232,443	$227,226

Charged to:
Operating expense	$208,395	$194,857	$215,429	$202,381	$212,582	$207,365
Other accounts, including
construction work in progress	15,922	15,923	15,787	15,787	19,861	19,861

Total taxes other than income tax	$224,317	$210,780	$231,216	$218,168	$232,443	$227,226

SUPPLEMENTAL QUARTERLY FINANCIAL DATA

        The following unaudited amounts, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Quarterly amounts vary during the year due to the seasonal nature of the utility business.

PUGET ENERGY

(Unaudited; dollars in thousands except per share amounts)
2003 QUARTER	FIRST	SECOND	THIRD	FOURTH

Operating revenues	$ 675,961	$557,856	$515,567	$ 742,139
Operating income	91,385	66,407	54,389	92,994
Other income	704	2,247	2,663	(4,050)
Net income before cumulative effect of
accounting change	44,756	22,392	11,003	43,366
Net income	44,587	22,392	11,003	43,366
Basic earnings per common share	$0.46	$0.22	$0.10	$0.44
Diluted earnings per common share	$0.45	$0.22	$0.10	$0.44

(Unaudited; dollars in thousands except per share amounts)
2002 QUARTER	FIRST	SECOND	THIRD	FOURTH

Operating revenues	$ 739,060	$540,819	$458,476	$ 653,967
Operating income	76,571	76,833	57,098	99,168
Other income	384	3,441	230	1,403
Net income	26,478	31,369	8,512	51,525
Basic and diluted earnings per common share	$0.28	$0.34	$0.07	$0.55

(Unaudited; dollars in thousands except per share amounts)
2001 QUARTER	FIRST	SECOND	THIRD	FOURTH

Operating revenues	$1,024,234	$710,295	$478,966	$ 673,064
Operating income	130,541	66,071	45,756	54,754
Other income	1,941	1,568	7,892	3,123
Net income before cumulative effect of
accounting change	87,047	19,465	6,809	8,266
Net income	72,298	19,465	6,809	8,266
Basic earnings per common share	$0.815	$0.201	$0.055	$0.071
Diluted earnings per common share	$0.812	$0.201	$0.054	$0.071

PUGET SOUND ENERGY

(Unaudited; dollars in thousands)
2003 QUARTER	FIRST	SECOND	THIRD	FOURTH

Operating revenues	$ 605,284	$465,513	$422,425	$ 656,514
Operating income	93,935	62,120	51,046	90,803
Other income	691	2,309	2,620	(4,033)
Net income before cumulative effect of
accounting change	48,270	19,614	9,488	42,683
Net income	48,101	19,614	9,488	42,683

(Unaudited; dollars in thousands)
2002 QUARTER	FIRST	SECOND	THIRD	FOURTH

Operating revenues	$ 678,299	$464,697	$366,103	$ 563,694
Operating income	74,732	72,724	51,367	95,769
Other income	309	3,455	210	1,241
Net income	25,698	28,839	4,701	49,709

(Unaudited; dollars in thousands)
2001 QUARTER	FIRST	SECOND	THIRD	FOURTH

Operating revenues	$ 995,694	$664,827	$426,195	$ 628,058
Operating income	130,111	61,629	42,360	54,383
Other income	2,843	2,485	8,885	2,839
Net income before cumulative effect of
accounting change	87,628	17,275	5,474	8,754
Net income	72,879	17,275	5,474	8,754

SCHEDULE II.
        Valuation and Qualifying Accounts and Reserves

(DOLLARS IN THOUSANDS)	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF PERIOD
PUGET ENERGY

YEAR ENDED DECEMBER 31, 2001

Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$3,863	$9,387	$8,891	$4,359
Reserve on wholesale sales	41,488	--	--	41,488
Industrial accident reserve	2,000	--	2,000	--
Gas transportation contracts reserve	139	--	139	--

YEAR ENDED DECEMBER 31, 2002

Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$5,488	$11,191	$12,816	$3,863
Reserve on wholesale sales	41,488	--	--	41,488
Industrial accident reserve	--	4,000	2,000	2,000
Gas transportation contracts reserve	139	--	--	139

YEAR ENDED DECEMBER 31, 2001

Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$1,538	$13,458	$9,508	$5,488
Reserve on wholesale sales	41,488	--	--	41,488
Gas transportation contracts reserve	1,657	32	1,550	139

PUGET SOUND ENERGY

YEAR ENDED DECEMBER 31, 2003

Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$1,990	$9,385	$8,891	$2,484
Reserve on wholesale sales	41,488	--	--	41,488
Industrial accident reserve	2,000	--	2,000	--
Gas transportation contracts reserve	139	--	139	--

YEAR ENDED DECEMBER 31, 2002

Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$3,666	$11,140	$12,816	$1,990
Reserve on wholesale sales	41,488	--	--	41,488
Industrial accident reserve	--	4,000	2,000	2,000
Gas transportation contracts reserve	139	--	--	139

YEAR ENDED DECEMBER 31, 2001

Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$1,538	$11,636	$9,508	$3,666
Reserve on wholesale sales	41,488	--	--	41,488
Gas transportation contracts reserve	1,657	32	1,550	139

EXHIBIT INDEX

        Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

3(i).1	Restated Articles of Incorporation of Puget Energy (Incorporated by reference to Exhibit 99.2, Puget Energy's Current Report on Form 8-K filed January 2, 2001, Commission File No. 333-77491).
3(i).2	Restated Articles of Incorporation of PSE (included as Annex F to the Joint Proxy Statement/Prospectus filed February 1, 1996, Registration No. 333-617).
3(ii).1	Amended and Restated Bylaws of Puget Energy dated March 7, 2003.
3(ii).2	Amended and Restated Bylaws of PSE dated March 7, 2003.
4.1	Fortieth through Seventy-ninth Supplemental Indentures defining the rights of the holders of PSE's First Mortgage Bonds (Exhibit 2-d to Registration No. 2-60200; Exhibit 4-c to Registration No. 2-13347; Exhibits 2-e through and including 2-k to Registration No. 2-60200; Exhibit 4-h to Registration No. 2-17465; Exhibits 2-l, 2-m and 2-n to Registration No. 2-60200; Exhibits 2-m to Registration No. 2-37645; Exhibit 2-o through and including 2-s to Registration No. 2-60200; Exhibit 5-b to Registration No. 2-62883; Exhibit 2-h to Registration No. 2-65831; Exhibit (4)-j-1 to Registration No. 2-72061; Exhibit (4)-a to Registration No. 2-91516; Exhibit (4)-b to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393; Exhibits (4)-b and (4)-c to Registration No. 33-45916; Exhibit (4)-c to Registration No. 33-50788; Exhibit (4)-a to Registration No. 33-53056; Exhibit 4.3 to Registration No. 33-63278; Exhibit 4.25 to Registration No. 333-41181; Exhibit 4.27 to Current Report on Form 8-K dated March 5, 1999; Exhibit 4.2 to Current Report on form 8-K dated November 2, 2000; and Exhibit 4.2 to Current Report on Form 8-K dated June 3, 2003.
4.2	Indenture defining the rights of the holders of PSE's senior notes (incorporated herein by reference to Exhibit 4-a to PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-4393).
4.3	First Supplemental Indenture defining the rights of the holders of PSE's Senior Notes, Series A (incorporated herein by reference to Exhibit 4-b to PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-4393).
4.4	Second Supplemental Indenture defining the rights of the holders of PSE's Senior Notes, Series B (incorporated herein by reference to Exhibit 4.6 to PSE's Current Report on Form 8-K, dated March 5, 1999, Commission File No. 1-4393).
4.5	Third Supplemental Indenture defining the rights of the holders of PSE's Senior Notes, Series C (incorporated herein by reference to Exhibit 4.1 to PSE's Current Report on Form 8-K, dated November 2, 2000, Commission File No. 1-4393).
4.6	Fourth Supplemental Indenture defining the rights of the holders of PSE's Senior Notes (incorporated herein by reference to Exhibit 4.1 to PSE's Current Report on Form 8-K, dated June 3, 2003, Commission File No. 1-4393).
4.7	Rights Agreement dated as of December 21, 2000 between Puget Energy and Mellon Investor Services LLC, as Rights Agent (incorporated herein by reference to Exhibit 2.1 to PSE's Registration Statement on Form 8-A, dated January 2, 2001, Commission File No. 1-16305).
4.8	Indenture between PSE and the First National Bank of Chicago dated June 6, 1997 (incorporated herein by reference to Exhibit 4.1 of PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1-4393).
4.9	Amended and Restated Declaration of Trust between Puget Sound Energy Capital Trust and the First National Bank of Chicago dated June 6, 1997 (incorporated herein by reference to Exhibit 4.2 of PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1-4393).
4.10	Series A Capital Securities Guarantee Agreement between PSE and the First National Bank of Chicago dated June 6, 1997 (incorporated herein by reference to Exhibit 4.3 of PSE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 1-4393).
4.11	First Supplemental Indenture dated as of October 1, 1959 (Exhibit 4-D to Registration No. 2-17876).
4.12	Sixth Supplemental Indenture dated as of August 1, 1966 (Exhibit to Form 8-K for month of August 1966, File No. 0-951).
4.13	Seventh Supplemental Indenture dated as of February 1, 1967 (Exhibit 4-M, Registration No. 2-27038).
4.14	Sixteenth Supplemental Indenture dated as of June 1, 1977 (Exhibit 6-05 to Registration No. 2-60352).
4.15	Seventeenth Supplemental Indenture dated as of August 9, 1978 (Exhibit 5-K.18 to Registration No. 2-64428).
4.16	Twenty-second Supplemental Indenture dated as of July 15, 1986 (Exhibit 4-B.20 to Form 10-K for the year ended September 30, 1986, File No. 0-951).
4.17	Twenty-seventh Supplemental Indenture dated as of September 1, 1990 (Exhibit 4-B.20, Form 10-K for the year ended September 30, 1998, File No. 10-951).
4.18	Twenty-eighth Supplemental Indenture dated as of July 31, 1991 (Exhibit 4-A, Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).
4.19	Twenty-ninth Supplemental Indenture dated as of June 1, 1993 (Exhibit 4-A to Registration No. 33-49599).
4.20	Thirtieth Supplemental Indenture dated as of August 15, 1995 (incorporated herein by reference to Exhibit 4-A of Washington Natural Gas Company's S-3 Registration Statement, Registration No. 33-61859).
4.21	Thirty-first Supplemental Indenture dated February 10, 1997.
4.22	Unsecured Debt Indenture between Puget Sound Energy and Bank One Trust Company, N.A. dated as of May 18, 2001, defining the rights of the holders of Puget Sound Energy's unsecured debentures (incorporated herein by reference to Exhibit 4.3 to Puget Sound Energy's Current Report on Form 8-K, filed May 22, 2001, Commission File No. 1-4393).
4.23	First Supplemental Indenture to the Unsecured Debt Indenture dated as of May 18, 2001 defining the rights of 8.40% Subordinated Deferrable Interest Debentures due June 30, 2041 (incorporated herein by reference to Exhibit 4.4 to Puget Sound Energy's Current Report on Form 8-K, filed May 22, 2001, Commission File No. 1-4393)
4.24	Amended and Restated Declaration of Trust of Puget Sound Energy Trust II dated as of May 18, 2001 (incorporated herein by reference to Exhibit 4.2 to Puget Sound Energy's Current Report on Form 8-K, filed May 22, 2001, Commission File No. 1-4393).
4.25	Preferred Securities Guarantee Agreement, dated May 18, 2001 between Puget Sound Energy and Bank One Trust Company, N.A. for the benefit of the holders of the trust preferred securities of the Puget Sound Energy Trust II (incorporated herein by reference to Exhibit 4.5 to Puget Sound Energy's Current Report on Form 8-K, filed May 22, 2001, Commission File No. 1-4393).
4.26	Pledge Agreement dated March 11, 2003 between Puget Sound Energy and Wells Fargo Bank Northwest, National Association, as Trustee (incorporated herein by reference to Exhibit 4.24 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 dated July 11, 2003, Commission File No. 333-82940-02).
4.27	Loan Agreement dated as of March 1, 2003, between the City of Forsyth, Rosebud County, Montana and Puget Sound Energy (incorporated herein by reference to Exhibit 4.25 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-3, dated July 11, 2003, Commission File No. 333-82490-02).
10.1	First Amendment dated as of October 4, 1961 to Power Sales Contract between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 13-d to Registration No. 2-24252).
10.2	First Amendment dated February 9, 1965 to Power Sales Contract between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-p to Registration No. 2-24252).
10.3	Pacific Northwest Coordination Agreement executed as of September 15, 1964 among the United States of America, PSE and most of the other major electrical utilities in the Pacific Northwest (Exhibit 13-gg to Registration No. 2-24252).
10.4	Contract dated November 14, 1957 between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 4-1-a to Registration No. 2-13979).
10.5	Power Sales Contract dated as of November 14, 1957 between Public Utility District No. 1 of Chelan County, Washington and PSE, relating to the Rocky Reach Project (Exhibit 4-c-1 to Registration No. 2-13979).
10.6	Power Sales Contract dated May 21, 1956 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project (Exhibit 4-d to Registration No. 2-13347).
10.7	First Amendment to Power Sales Contract dated as of August 5, 1958 between PSE and Public Utility District No. 2 of Grant County, Washington, relating to the Priest Rapids Development (Exhibit 13-h to Registration No. 2-15618).
10.8	Power Sales Contract dated June 22, 1959 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Wanapum Development (Exhibit 13-j to Registration No. 2-15618).
10.9	Agreement to Amend Power Sales Contracts dated July 30, 1963 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Wanapum Development (Exhibit 13-1 to Registration No. 2-21824).
10.10	Power Sales Contract executed as of September 18, 1963 between Public Utility District No. 1 of Douglas County, Washington and PSE, relating to the Wells Development (Exhibit 13-r to Registration No. 2-21824).
10.11	Construction and Ownership Agreement dated as of July 30, 1971 between The Montana Power Company and PSE (Exhibit 5-b to Registration No. 2-45702).
10.12	Operation and Maintenance Agreement dated as of July 30, 1971 between The Montana Power Company and PSE (Exhibit 5-c to Registration No. 2-45702).
10.13	Coal Supply Agreement dated as of July 30, 1971 among Northwestern Resources formerly The Montana Power Company, PSE and Western Energy Company (Exhibit 5-d to Registration No. 2-45702).
10.14	Contract dated June 19, 1974 between PSE and P.U.D. No. 1 of Chelan County (Exhibit D to Form 8-K dated July 5, 1974).
10.15	Loan Agreement dated as of December 1, 1980 and related documents pertaining to Whitehorn turbine construction trust financing (Exhibit 10.52 to Annual Report on Form 10-K for the fiscal year ended December 31, 1980, Commission File No. 1-4393).
10.16	Coal Transportation Agreement dated as of July 10, 1981 (Exhibit 20-a to Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4393).
10.17	Settlement Agreement and Covenant Not to Sue executed by the United States Department of Energy acting by and through the Bonneville Power Administration and PSE dated September 17, 1985 (Exhibit (10)-49 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.18	Agreement to Dismiss Claims and Covenant Not to Sue dated September 17, 1985 between Washington Public Power Supply System (Energy Northwest) and PSE (Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.19	Irrevocable Offer of Washington Public Power Supply System (Energy Northwest) Nuclear Project No. 3 Capability for Acquisition executed by PSE dated September 17, 1985 (Exhibit A of Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.20	Settlement Exchange Agreement (Bonneville Exchange Power Contract) executed by the United States of America Department of Energy acting by and through the Bonneville Power Administration and PSE dated September 17, 1985 (Exhibit B of Exhibit (10)-50 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.21	Settlement Agreement and Covenant Not to Sue between PSE and Northern Wasco County People's Utility District dated October 16, 1985 (Exhibit (10)-53 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.22	Settlement Agreement and Covenant Not to Sue between PSE and Tillamook People's Utility District dated October 16, 1985 (Exhibit (10)-54 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.23	Settlement Agreement and Covenant Not to Sue between PSE and Clatskanie People's Utility District dated September 30, 1985 (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission File No. 1-4393).
10.24	Stipulation and Settlement Agreement between PSE and Muckleshoot Tribe of the Muckleshoot Indian Reservation, dated October 31, 1986 (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Commission File No. 1-4393).
10.25	Transmission Agreement dated April 17, 1981 between the Bonneville Power Administration and PSE (Colstrip Project) (Exhibit (10)-55 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.26	Transmission Agreement dated April 17, 1981 between the Bonneville Power Administration and Montana Intertie Users (Colstrip Project) (Exhibit (10)-56 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.27	Ownership and Operation Agreement dated as of May 6, 1981 between PSE and other Owners of the Colstrip Project (Colstrip 3 and 4) (Exhibit (10)-57 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.28	Colstrip Project Transmission Agreement dated as of May 6, 1981 between PSE and Owners of the Colstrip Project (Exhibit (10)-58 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.29	Common Facilities Agreement dated as of May 6, 1981 between PSE and Owners of Colstrip 1 and 2, and 3 and 4 (Exhibit (10)-59 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.30	Agreement for the Purchase of Power dated as of October 29, 1984 between South Fork II, Inc. and PSE (Weeks Falls Hydro-electric Project) (Exhibit (10)-60 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.31	Agreement for the Purchase of Power dated as of October 29, 1984, between South Fork Resources, Inc. and PSE (Twin Falls Hydro-electric Project) (Exhibit (10)-61 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.32	Agreement for Firm Purchase Power dated as of January 4, 1988 between the City of Spokane, Washington and PSE (Spokane Waste Combustion Project) (Exhibit (10)-62 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.33	Agreement for Evaluating, Planning and Licensing dated as of February 21, 1985 and Agreement for Purchase of Power dated as of February 21, 1985 between Pacific Hydropower Associates and PSE (Koma Kulshan Hydro-electric Project) (Exhibit (10)-63 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.34	Amendment dated as of June 1, 1968, to Power Sales Contract between Public Utility District No. 1 of Chelan County, Washington and PSE (Rocky Reach Project) (Exhibit (10)-66 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987, Commission File No. 1-4393).
10.35	Transmission Agreement dated as of December 30, 1987 between the Bonneville Power Administration and PSE (Rock Island Project) (Exhibit (10)-74 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).
10.36	Amendment dated as of August 10, 1988 to Agreement for Firm Purchase Power dated as of January 4, 1988 between the City of Spokane, Washington and PSE (Spokane Waste Combustion Project) (Exhibit (10)-76 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).
10.37	Agreement for Firm Power Purchase dated October 24, 1988 between Northern Wasco People's Utility District and PSE (The Dalles Dam North Fishway) (Exhibit (10)-77 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988, Commission File No. 1-4393).
10.38	Agreement for Firm Power Purchase dated as of February 24, 1989 between Sumas Energy, Inc. and PSE (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1989, Commission File No. 1-4393).
10.39	Settlement Agreement dated as of April 27, 1989 between Public Utility District No. 1 of Douglas County, Washington, Portland General Electric Company (Enron), PacifiCorp, The Washington Water Power Company (Avista) and PSE (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).
10.40	Agreement for Firm Power Purchase (Thermal Project) dated as of June 29, 1989 between San Juan Energy Company and PSE (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).
10.41	Agreement for Verification of Transfer, Assignment and Assumption dated as of September 15, 1989 between San Juan Energy Company, March Point Cogeneration Company and PSE (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).
10.42	Power Sales Agreement between Northwestern Resources formerly The Montana Power Company and PSE dated as of October 1, 1989 (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, Commission File No. 1-4393).
10.43	Conservation Power Sales Agreement dated as of December 11, 1989 between Public Utility District No. 1 of Snohomish County and PSE (Exhibit (10)-87 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 1-4393).
10.44	Amendment No. 1 to the Colstrip Project Transmission Agreement dated as of February 14, 1990 among The Montana Power Company, The Washington Water Power Company (Avista), Portland General Electric Company (Enron), PacifiCorp and PSE (Exhibit (10)-91 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393).
10.45	Settlement Agreement dated as of October 1, 1990 among Public Utility District No. 1 of Douglas County, Washington, PSE, Pacific Power and Light Company (PacifiCorp), The Washington Water Power Company (Avista), Portland General Electric Company (Enron), the Washington Department of Fisheries, the Washington Department of Wildlife, the Oregon Department of Fish and Wildlife, the National Marine Fisheries Service, the U.S. Fish and Wildlife Service, the Confederated Tribes and Bands of the Yakama Indian Nation, the Confederated Tribes of the Umatilla Reservation, and the Confederated Tribes of the Colville Reservation (Exhibit (10)-95 to Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission File No. 1-4393).
10.46	Agreement for Firm Power Purchase (Thermal Project) dated December 27, 1990 among March Point Cogeneration Company, a California general partnership comprising San Juan Energy Company, a California corporation; Texas-Anacortes Cogeneration Company, a Delaware corporation; and PSE (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, Commission File No. 1-4393).
10.47	Agreement for Firm Power Purchase dated March 20, 1991 between Tenaska Washington, Inc., a Delaware corporation, and PSE (Exhibit (10)-1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393).
10.48	Amendatory Agreement No. 3 dated August 1, 1991 to the Pacific Northwest Coordination Agreement executed September 15, 1964 among the United States of America, PSE and most of the other major electrical utilities in the Pacific Northwest (Exhibit (10)-4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, Commission File No. 1-4393).
10.49	Agreement between the 40 parties to the Western Systems Power Pool (PSE being one party) dated July 27, 1991 (Exhibit (10)-2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393).
10.50	Memorandum of Understanding between PSE and the Bonneville Power Administration dated September 18, 1991 (Exhibit (10)-3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4393).
10.51	Amendment of Seasonal Exchange Agreement, dated December 4, 1991 between Pacific Gas and Electric Company and PSE (Exhibit (10)-107 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).
10.52	Capacity and Energy Exchange Agreement, dated as of October 4, 1991 between Pacific Gas and Electric Company and PSE (Exhibit (10)-108 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).
10.53	Amendment to Agreement for Firm Power Purchase dated as of September 30, 1991 between Sumas Energy, Inc. and PSE (Exhibit (10)-112 to Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission File No. 1-4393).
10.54	Letter Agreement dated October 12, 1992 between Tenaska Washington Partners, L.P. and PSE regarding clarification of issues under the Agreement for Firm Power Purchase (Exhibit (10)-121 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393).
10.55	Consent and Agreement dated October 12, 1992 between PSE and The Chase Manhattan Bank, N.A., as agent (Exhibit (10)-122 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992, Commission File No. 1-4393).
10.56	General Transmission Agreement dated as of December 1, 1994 between the Bonneville Power Administration and PSE (BPA Contract No. DE-MS79-94BP93947) (Exhibit 10.115 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393).
10.57	PNW AC Intertie Capacity Ownership Agreement dated as of October 11, 1994 between the Bonneville Power Administration and PSE (BPA Contract No. DE-MS79-94BP94521) (Exhibit 10.116 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 1-4393).
10.58	Power Exchange Agreement dated as of September 27, 1995 between British Columbia Power Exchange Corporation and PSE (Exhibit 10.117 to Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission File No. 1-4393).
10.59	Service Agreement dated April 14, 1993 between Questar Pipeline Corporation and Washington Natural Gas Company for FSS-1 firm storage service at Clay Basin (Exhibit 10-B Form 10-K for the year ended September 30, 1994, File No. 11271).
10.60	Firm Transportation Service Agreement dated October 1, 1990 between Northwest Pipeline Corporation and Washington Natural Gas Company (Exhibit 10-D to Form 10-K for the year ended September 30, 1994, File No. 11271).
10.61	Gas Transportation Service Contract dated June 29, 1990 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 4-A to Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).
10.62	Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 4-A to Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).
10.63	Amendment to Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 10-E.2 to Form 10-K for the year ended September 30, 1995, File No. 11271).
10.64	Gas Transportation Service Contract dated July 15, 1994 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 10-E.3 to Form 10-K for the year ended September 30, 1995, File No. 11271).
10.65	Amendment to Gas Transportation Service Contract dated August 15, 1994 between Washington Natural Gas Company and Northwest Pipeline Corporation (Exhibit 10-E.4 to Form 10-K for the year ended September 30, 1995, File No. 11271).
10.66	Firm Transportation Service Agreement dated March 1, 1992 between Northwest Pipeline Corporation and Washington Natural Gas Company (Exhibit 10-O to Form 10-K for the year ended September 30, 1994, File No. 1-11271).
10.67	Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie (Exhibit 10-P to Form 10-K for the year ended September 30, 1994, File No. 1-11271).
10.68	Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural Gas Company for firm transportation service from Jackson Prairie (Exhibit 10-Q to Form 10-K for the year ended September 30, 1994, File No. 1-11271).
10.69	Firm Transportation Agreement dated October 27, 1993 between Pacific Gas Transmission Company and Washington Natural Gas Company for firm transportation service from Kingsgate (Exhibit 10-T, Form 10-K for the year ended September 30, 1994, File No. 1-11271).
10.70	Firm Storage Service Agreement and Amendment dated April 30, 1991 between Questar Pipeline Company and Washington Natural Gas Company for firm storage service at Clay Basin filed under cover of Form SE dated December 23, 1991.
10.71	Puget Energy, Inc. Non-employee Director Stock Plan. (incorporated herein by reference to Exhibit 99.1 to Puget Energy's Post Effective Amendment No. 1 to Form S-8 Registration Statement, dated January 2, 2001, Commission File No. 333-41157-99).
10.72	Amendment No. 1 to the Puget Energy, Inc. Non-employee Director Stock Plan, effective as of January 1, 2003.
10.73	Puget Energy, Inc. Employee Stock Purchase Plan. (incorporated herein by reference to Exhibit 99.1 to Puget Energy's Post Effective Amendment No. 1 to Form S-8 Registration Statement, dated January 2, 2001, Commission File No. 333-41113-99).
10.74	1995 Long-Term Incentive Compensation Plan. (Exhibit 10.108 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 1-4393 and 1-16305).
10.75	1995 Long-Term Incentive Compensation Plan (incorporated herein by reference to Exhibit 99.1 to Puget Energy's Post Effective Amendment No. 1 to Form S-8 Registration Statement, dated January 2, 2001, Commission File No. 333-61851-99).
10.76	Employment agreement with S. P. Reynolds, Chief Executive Officer and President dated January 7, 2002.
10.77	Credit Agreement dated June 29, 2001, among InfrastruX Group, Inc. and various Banks named therein, BankOne, NA as Administrative Agent. (Exhibit 10-1, Form 10-Q for the quarterly period ended June 30, 2001, Commission File No. 1-4393 and 1-16305).
10.78	Power Sales Contract dated April 15, 2002 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project. (Exhibit 10-1 to Form 10-Q for the quarter ended June 30, 2002, File No. 1-16305 and 1-4393).
10.79	Reasonable Portion Power Sales Contract dated April 15, 2002 between Public Utility District No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project. (Exhibit 10-2 to Form 10-Q for the quarter ended June 30, 2002, File No. 1-16305 and 1-4393).
10.80	Additional Power Sales Contract dated April 15, 2002 between Public Utility district No. 2 of Grant County, Washington and PSE, relating to the Priest Rapids Project. (Exhibit 10-3 to Form 10-Q for the quarter ended June 30, 2002, File No. 1-16305 and 1-4393).
10.81	Credit Agreement dated December 23, 2002 covering PSE and various banks named therein, Bank One, NA as administrative agent.
10.82	Receivable Purchase Agreement dated December 23, 2002 among PSE, Rainier Receivables, Inc., and Bank One, NA as agent.
10.83	Receivable Sale Agreement dated December 23, 2002 among PSE and Rainier Receivables, Inc.
10.84	Employment agreement with J.M. Ryan, Vice President Energy Portfolio Management, dated November 30, 2001.
10.85	Change-in-Control Agreement with J.M. Ryan, Vice President, Energy Portfolio Management, dated November 30, 2001.
*	10.86	Change-in-Control Agreement with B. A. Valdman, Senior Vice President, Finance and Chief Financial Officer, dated November 28, 2003.
*	10.87	Change-in-Control Agreement with S. McLain, Senior Vice President, Operations, dated March 12, 1999.
*	10.88	Change-in-Control Agreement with M. T. Lennon, President and Chief Executive Officer of InfrastruX, dated May 6, 2002.
*	10.89	Termination Agreement with T.J. Hogan, Senior Vice President, Regional Service and Community Affairs, dated July 31, 2003.
*	10.90	Restricted Stock Award Agreement with S. P. Reynolds, Chief Executive Officer and President dated, January 8, 2004.
*	10.91	Restricted Stock Unit Award Agreement with S. P. Reynolds, Chief Executive Officer and President dated, January 8, 2004.
*	12.1	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy (1999 through 2003).
*	12.2	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy (1999 through 2003).
*	21.1	Subsidiaries of Puget Energy.
*	21.2	Subsidiaries of PSE.
*	23.1	Consent of PricewaterhouseCoopers LLP.
*	31.1	Certification of Puget Energy - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Stephen P. Reynolds.
*	31.2	Certification of Puget Energy - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Bertrand A. Valdman.
*	31.3	Certification of Puget Sound Energy - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Stephen P. Reynolds.
*	31.4	Certification of Puget Sound Energy - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Bertrand A. Valdman.
*	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002 - Stephen P. Reynolds.
*	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002 - Bertrand A. Valdman.

        *Filed herewith.