Form 10-Q
period 2007-05-03
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2007-05-04
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 OR

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

As of April 26, 2007, (i) the number of shares of Puget Energy, Inc. common stock outstanding was 116,859,674 ($.01 par value) and (ii) all of the outstanding shares of Puget Sound Energy, Inc. common stock were held by Puget Energy, Inc.

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
BPA	Bonneville Power Association
CAISO	California Independent System Operator
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
GAAP	Generally Accepted Accounting Principles
InfrastruX	InfrastruX Group, Inc.
kWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
PSE Funding	PSE Funding, Inc.
PTC	Production Tax Credit
Puget Energy	Puget Energy, Inc.
Tenaska	Tenaska Power Fund, L.P.
SFAS	Statement of Financial Accounting Standards
Washington Commission	Washington Utilities and Transportation Commission

FILING FORMAT
This Report on Form 10-Q is a combined quarterly report filed separately by two different registrants, Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE). Any references in this report to the “Company” are to Puget Energy and PSE collectively. PSE makes no representation as to the information contained in this report relating to Puget Energy and the subsidiaries of Puget Energy other than PSE and its subsidiaries.

FORWARD-LOOKING STATEMENTS
Puget Energy, Inc. (Puget Energy) and Puget Sound Energy (PSE) are including the following cautionary statements in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE. This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives and assumptions of future events or performance. Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “future,” “intends,” “plans,” “predicts,” “projects,” “will likely result,” “will continue” or similar expressions identify forward-looking statements.
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

•
Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, emissions, natural resources, and fish and wildlife (including the Endangered Species Act);

•	The ability to recover changes in enacted federal, state or local tax laws through revenue in a timely manner;
•
Natural disasters, such as hurricanes, earthquakes, floods, fires and landslides, which can interrupt service and/or cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials;

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

•	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
•	PSE electric or gas distribution system failure, which may impact PSE’s ability to deliver energy supply to its customers;
•	Changes in weather conditions in the Pacific Northwest, which could have effects on customer usage and PSE’s revenues, thus impacting net income;
•	Weather, which can have a potentially serious impact on PSE’s ability to procure adequate supplies of gas, fuel or purchased power to serve its customers and on the cost of procuring such supplies;
•	Variable hydro conditions, which can impact streamflow and PSE’s ability to generate electricity from hydroelectric facilities;
•	Plant outages, which can have an adverse impact on PSE’s expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive resource;
•	The ability of gas or electric plant to operate as intended;
•	The ability to renew contracts for electric and gas supply and the price of renewal;
•	Blackouts or large curtailments of transmission systems, whether PSE’s or others’, which can affect PSE’s ability to deliver power or natural gas to its customers;
•	The ability to restart generation following a regional transmission disruption;
•	Failure of the interstate gas pipeline delivering to PSE’s system, which may impact PSE’s ability to adequately deliver gas supply to its customers;
•
The amount of collection, if any, of PSE’s receivables from the California Independent System Operator (CAISO) and other parties and the amount of refunds found to be due from PSE to the CAISO or other parties;

•	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	General economic conditions in the Pacific Northwest, which might impact customer consumption or affect PSE’s accounts receivable;
•	The loss of significant customers or changes in the business of significant customers, which may result in changes in demand for PSE’s services;
•	The impact of acts of God, terrorism, flu pandemic or similar significant events;
•	Capital market conditions, including changes in the availability of capital or interest rate fluctuations;
•	Employee workforce factors, including strikes, work stoppages, availability of qualified employees or the loss of a key executive;
•	The ability to obtain adequate insurance coverage and the cost of such insurance;
•	Future losses related to corporate guarantees provided by Puget Energy as a part of the sale of its InfrastruX subsidiary; and
•	The ability to maintain effective internal controls over financial reporting.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, Puget Energy and PSE undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. You are also advised to consult Item 1A-“Risk Factors” in our report on Form 10-K for the year ended December 31, 2006.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Revenues:
Electric	$527,619	$467,424
Gas	467,009	406,588
Non-utility operating revenues	9,276	4,136
Total operating revenues	1,003,904	878,148
Operating Expenses:
Energy costs:
Purchased electricity	282,092	252,125
Electric generation fuel	26,058	21,584
Residential exchange	(34,478)	(56,633)
Purchased gas	310,647	266,679
Net unrealized (gain) loss on derivative instruments	(5,782)	975
Utility operations and maintenance	98,171	87,368
Non-utility expense and other	2,130	793
Depreciation and amortization	69,609	63,884
Conservation amortization	10,328	8,048
Taxes other than income taxes	87,069	79,739
Total operating expenses	845,844	724,562
Operating income	158,060	153,586
Other income (deductions):
Other income	4,764	3,340
Other expense	(1,031)	(1,476)
Interest charges:
AFUDC	2,416	2,022
Interest expense	(51,261)	(43,712)
Income from continuing operations before income taxes	112,948	113,760
Income tax expense	33,887	40,187
Income from continuing operations	79,061	73,573
Income from discontinued segment (net of tax)	--	18,947
Net income before cumulative effect of accounting change	79,061	92,520
Cumulative effect of implementation of accounting change (net of tax)	--	89
Net income	$79,061	$92,609
Common shares outstanding weighted average (in thousands)	116,479	115,725
Diluted shares outstanding weighted average (in thousands)	116,974	116,190
Basic earnings per common share before cumulative effect of accounting change	$0.68	$0.64
Basic earnings per common share from discontinued operations	--	0.16
Cumulative effect from accounting change	--	--
Basic earnings per common share	$0.68	$0.80
Diluted earnings per common share before cumulative effect of accounting change	$0.68	$0.63
Diluted earnings per common share from discontinued operations	--	0.16
Cumulative effect from accounting change	--	--
Diluted earnings per common share	$0.68	$0.79

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$79,061	$92,609
Other comprehensive income, net of tax at 35%:
Foreign currency translation adjustment, net of tax of $0	--	(17)
Unrealized gain from pension and postretirement plans, net of tax of $642 and $0, respectively	1,193	--
Net unrealized gains (losses) on derivative instruments during the period, net of tax of $1,914 and $(2,844), respectively	3,554	(5,281)
Reversal of net unrealized gains (losses) on derivative instruments settled during the period, net of tax of $1,653 and $(4,096), respectively	3,070	(7,607)
Amortization of cash flow hedge contracts to earnings, net of tax of $43 and $103, respectively	80	191
Deferral of cash flow hedges related to the power cost adjustment mechanism, net of tax of $0 and $2,992, respectively	--	5,557
Other comprehensive income (loss)	7,897	(7,157)
Comprehensive income	$86,958	$85,452

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	March 31, 2007 (Unaudited)	December 31, 2006
Utility plant: (at original cost, including construction work in progress of $230,341 and $206,459, respectively)
Electric	$5,522,388	$5,334,368
Gas	2,183,902	2,146,048
Common plant	464,439	458,262
Less: Accumulated depreciation and amortization	(2,822,541)	(2,757,632)
Net utility plant	5,348,188	5,181,046
Other property and investments	152,085	151,462
Current assets:
Cash	26,884	28,117
Restricted cash	840	839
Accounts receivable, net of allowance for doubtful accounts	210,904	253,613
Secured pledged accounts receivable	162,000	110,000
Unbilled revenues	141,714	202,492
Purchased gas adjustment receivable	--	39,822
Materials and supplies, at average cost	51,134	43,501
Fuel and gas inventory, at average cost	59,229	115,752
Unrealized gain on derivative instruments	29,520	16,826
Prepayments and other	11,065	9,228
Deferred income taxes	--	1,175
Total current assets	693,290	821,365
Other long-term assets:
Restricted cash	3,859	3,814
Regulatory asset for deferred income taxes	110,927	115,304
Regulatory asset for PURPA contract buyout costs	161,086	167,941
Unrealized gain on derivative instruments	4,821	6,934
Power cost adjustment mechanism	6,461	6,357
Other	590,583	611,816
Total other long-term assets	877,737	912,166
Total assets	$7,071,300	$7,066,039

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES

	March 31, 2007 (Unaudited)	December 31, 2006
Capitalization:
Common shareholders’ investment:
Common stock $0.01 par value, 250,000,000 shares authorized, 116,851,075 and 116,576,636 shares outstanding, respectively	$1,169	$1,166
Additional paid-in capital	1,973,748	1,969,032
Earnings reinvested in the business	222,441	172,529
Accumulated other comprehensive loss, net of tax at 35%	(18,801)	(26,698)
Total shareholders’ equity	2,178,557	2,116,029
Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption	1,889	1,889
Junior subordinated debentures of the corporation payable to a subsidiary trust holding mandatorily redeemable preferred securities	--	37,750
Long-term debt	2,608,360	2,608,360
Total redeemable securities and long-term debt	2,610,249	2,647,999
Total capitalization	4,788,806	4,764,028
Current liabilities:
Accounts payable	285,164	379,579
Short-term debt	461,495	328,055
Current maturities of long-term debt	25,000	125,000
Current maturities of junior subordinated debentures of the corporation	37,750	--
Accrued expenses:
Purchased gas liability	3,844	--
Taxes	86,225	54,977
Salaries and wages	16,056	32,122
Interest	54,087	36,915
Unrealized loss on derivative instruments	9,581	70,596
Deferred income taxes	5,053	--
Other	55,304	43,889
Total current liabilities	1,039,559	1,071,133
Long-term liabilities:
Deferred income taxes	749,985	745,095
Unrealized loss on derivative instruments	8	415
Other deferred credits	492,942	485,368
Total long-term liabilities	1,242,935	1,230,878
Total capitalization and liabilities	$7,071,300	$7,066,039

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$79,061	$92,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,609	63,884
Deferred income taxes and tax credits, net	11,243	(11,267)
Net unrealized (gain) loss on derivative instruments	(5,782)	975
Amortization of gas pipeline capacity assignment	(2,690)	--
Non-cash return on regulatory assets	(1,823)	--
Impairment on InfrastruX investment	--	(7,269)
Decrease in residential exchange program	(8,111)	(12,746)
Chelan PUD contract initiation prepayment	--	(89,000)
Power cost adjustment mechanism	(104)	(7,499)
Cash collateral paid from energy suppliers	--	(14,850)
Storm damage deferred costs	(16,759)	(6,983)
Other	17,675	6,715
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	51,487	51,861
Materials and supplies	(7,633)	(122)
Fuel and gas inventory	56,523	45,085
Prepayments and other	(1,837)	(5,231)
Purchased gas adjustment receivable/payable	43,666	(5,079)
Accounts payable	(94,415)	(4,913)
Taxes payable	31,248	23,055
Accrued expenses and other	7,036	19,175
Net cash provided by operating activities	228,394	138,400
Investing activities:
Construction and capital expenditures - excluding equity AFUDC	(239,681)	(105,389)
Energy efficiency expenditures	(8,964)	(6,884)
Cash proceeds from property sales	57	--
Refundable cash received for customer construction projects	4,456	2,554
Restricted cash	(46)	(1)
Other	322	6,255
Net cash used by investing activities	(243,856)	(103,465)
Financing activities:
Change in short-term debt and leases, net	133,440	(13,157)
Dividends paid	(26,255)	(25,929)
Issuance of common stock	1,940	1,788
Issuance of bonds and notes	--	1,264
Redemption of bonds, notes and leases	(100,000)	--
Issuance and redemption costs of bonds and other	5,104	137
Net cash provided by financing activities	14,229	(35,897)
Net increase (decrease) in cash	(1,233)	(962)
Cash at beginning of year	28,117	22,897
Cash at end of period	$26,884	$21,935
Supplemental cash flow information:
Cash paid for interest (net of capitalized interest)	$32,009	$30,823
Income taxes paid	--	30,000

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating revenues:
Electric	$527,619	$467,424
Gas	467,009	406,588
Non-utility operating revenues	9,276	4,136
Total operating revenues	1,003,904	878,148
Operating expenses:
Energy costs:
Purchased electricity	282,092	252,125
Electric generation fuel	26,058	21,584
Residential exchange	(34,478)	(56,633)
Purchased gas	310,647	266,679
Unrealized (gain) loss on derivative instruments	(5,782)	975
Utility operations and maintenance	98,171	87,368
Non-utility expense and other	1,967	258
Depreciation and amortization	69,609	63,884
Conservation amortization	10,328	8,048
Taxes other than income taxes	87,069	79,739
Total operating expenses	845,681	724,027
Operating income	158,223	154,121
Other income (deductions):
Other income	4,764	3,340
Other expense	(1,031)	(1,476)
Interest charges:
AFUDC	2,416	2,022
Interest expense	(51,261)	(43,712)
Interest expense on Puget Energy note	(336)	--
Income before income taxes	112,775	114,295
Income tax expense	33,998	40,545
Net income before cumulative effect of accounting change	$78,777	$73,750
Cumulative effect of implementation of accounting change (net of tax)	--	89
Net income	$78,777	$73,839

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$78,777	$73,839
Other comprehensive income, net of tax at 35%:
Unrealized gain from pension and postretirement plans, net of tax of $642 and $0, respectively	1,193	--
Net unrealized gains (losses) on derivative instruments during the period, net of tax of $1,914 and $(2,844), respectively	3,554	(5,281)
Reversal of net unrealized gains (losses) on derivative instruments settled during the period, net of tax of $1,653 and $(4,096), respectively	3,070	(7,607)
Amortization of cash flow hedge contracts to earnings, net of tax of $43 and $103, respectively	80	191
Deferral of cash flow hedges related to the power cost adjustment mechanism, net of tax of $0 and $2,992, respectively	--	5,557
Other comprehensive income (loss)	7,897	(7,140)
Comprehensive income	$86,674	$66,699

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	March 31, 2007 (Unaudited)	December 31, 2006
Utility plant: (at original cost, including construction work in progress of $230,341 and $206,459, respectively)
Electric	$5,522,388	$5,334,368
Gas	2,183,902	2,146,048
Common plant	464,439	458,262
Less: Accumulated depreciation and amortization	(2,822,541)	(2,757,632)
Net utility plant	5,348,188	5,181,046
Other property and investments	152,085	151,462
Current assets:
Cash	26,684	28,092
Restricted cash	840	839
Accounts receivable, net of allowance for doubtful accounts	210,904	253,613
Secured pledged accounts receivable	162,000	110,000
Unbilled revenues	141,714	202,492
Purchased gas adjustment receivable	--	39,822
Materials and supplies, at average cost	51,134	43,501
Fuel and gas inventory, at average cost	59,229	115,752
Unrealized gain on derivative instruments	29,520	16,826
Prepayments and other	10,490	8,659
Deferred income taxes	--	1,175
Total current assets	692,515	820,771
Other long-term assets:
Regulatory asset for deferred income taxes	110,927	115,304
Regulatory asset for PURPA contract buyout costs	161,086	167,941
Unrealized gain on derivative instruments	4,821	6,934
Power cost adjustment mechanism	6,461	6,357
Other	590,413	611,598
Total other long-term assets	873,708	908,134
Total assets	$7,066,496	$7,061,413

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES

	March 31, 2007 (Unaudited)	December 31, 2006
Capitalization:
Common shareholder’s investment:
Common stock ($10 stated value) - 150,000,000 shares authorized, 85,903,791 shares outstanding	$859,038	$859,038
Additional paid-in capital	998,289	996,737
Earnings reinvested in the business	315,728	263,206
Accumulated other comprehensive loss, net of tax at 35%	(18,801)	(26,698)
Total shareholder’s equity	2,154,254	2,092,283
Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption	1,889	1,889
Junior subordinated debentures of the corporation payable to a subsidiary trust holding mandatorily redeemable preferred securities	--	37,750
Long-term debt	2,608,360	2,608,360
Total redeemable securities and long-term debt	2,610,249	2,647,999
Total capitalization	4,764,503	4,740,282
Current liabilities:
Accounts payable	285,007	379,494
Short-term debt	461,495	328,055
Short-term note owed to Puget Energy	24,376	24,303
Current maturities of long-term debt	25,000	125,000
Current maturity of junior subordinated debentures of the corporation	37,750	--
Accrued expenses:
Purchased gas liability	3,844	--
Taxes	86,829	55,365
Salaries and wages	15,788	31,591
Interest	54,203	37,031
Unrealized loss on derivative instruments	9,581	70,596
Deferred income taxes	5,053	--
Other	55,305	43,889
Total current liabilities	1,064,231	1,095,324
Long-term liabilities:
Deferred income taxes	753,828	749,033
Unrealized loss on derivative instruments	8	415
Other deferred credits	483,926	476,359
Total long-term liabilities	1,237,762	1,225,807
Total capitalization and liabilities	$7,066,496	$7,061,413
The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$78,777	$73,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,609	63,884
Deferred income taxes and tax credits, net	11,148	(1,101)
Net unrealized (gain) loss on derivative instruments	(5,782)	975
Amortization of gas pipeline capacity assignment	(2,690)	--
Non-cash return on regulatory assets	(1,823)	--
Decrease in residential exchange program	(8,111)	(12,746)
Accrual of contract initiation payments	--	(89,000)
Power cost adjustment mechanism	(104)	(7,499)
Cash collateral paid from energy suppliers	--	(14,850)
Storm damage deferred costs	(16,759)	(6,983)
Other	17,586	7,622
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	51,487	57,085
Materials and supplies	(7,633)	(537)
Fuel and gas inventory	56,523	45,085
Prepayments and other	(1,833)	(2,128)
Purchased gas adjustment receivable/payable	43,666	(5,079)
Accounts payable	(94,487)	(7,310)
Taxes payable	31,464	22,016
Accrued expenses and other	7,298	22,242
Net cash provided by operating activities	228,336	145,515
Investing activities:
Construction expenditures - excluding equity AFUDC	(239,681)	(101,268)
Energy efficiency expenditures	(8,964)	(6,884)
Cash proceeds from property sales	57	--
Restricted cash	(1)	(1)
Refundable cash received for customer construction projects	4,456	2,554
Other	322	6,273
Net cash used by investing activities	(243,811)	(99,326)
Financing activities:
Change in short-term debt, net	133,440	(15,400)
Loan from Puget Energy	73	--
Dividends paid	(26,255)	(31,356)
Investment from Puget Energy	1,705	1,569
Issuance of bonds and notes	--	161
Redemption of bonds and notes	(100,000)	--
Issuance and redemption cost of bonds and other	5,104	--
Net cash provided by financing activities	14,067	(45,026)
Net increase in cash	(1,408)	1,163
Cash at beginning of year	28,092	16,709
Cash at end of period	$26,684	$17,872
Supplemental cash flow information:
Cash paid for interest (net of capitalized interest)	$32,009	$28,394
Income taxes paid	--	30,000

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy, Inc. (Puget Energy) is a holding company that owns Puget Sound Energy (PSE) and until May 7, 2006, InfrastruX Group, Inc. (InfrastruX). PSE is a public utility incorporated in the state of Washington that furnishes electric and gas services in a territory covering 6,000 square miles, primarily in the Puget Sound region.
The 2007 consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiary, PSE. PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries. Puget Energy and PSE are collectively referred to herein as “the Company.” The consolidated financial statements are presented after elimination of all significant intercompany items and transactions. Certain amounts previously reported have been reclassified to conform to current year presentations with no effect on total equity or net income. The reclassification relates to the income statements of Puget Energy and PSE, which have been changed from a utility presentation format based on Federal Energy Regulatory Commission (FERC) guidelines to a presentation based on generally accepted accounting principles (GAAP).
The 2006 consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiaries, PSE and InfrastruX. Puget Energy holds all the common shares of PSE and until May 7, 2006, a 90.9% interest in InfrastruX. The results of PSE and InfrastruX are presented on a consolidated basis. The financial position and results of operations for InfrastruX are presented as discontinued operations. At the time that it was owned by Puget Energy, InfrastruX was a non-regulated utility construction service company incorporated in the state of Washington, which provides construction services to the electric and gas utility industries primarily in the midwest, Texas, south-central and eastern United States regions.
The consolidated financial statements contained in this Form 10-Q are unaudited. In the respective opinions of the management of Puget Energy and PSE, all adjustments necessary for a fair statement of the results for the interim periods have been reflected and were of a normal recurring nature. These condensed financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE Annual Report on Form 10-K for the year ended December 31, 2006.
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
PSE collected Washington State excise taxes (which are a component of general retail rates) and municipal taxes of $74.6 million and $64.7 million for the three months ended March 31, 2007 and March 31, 2006, respectively. The Company’s policy is to report such taxes on a gross basis in operating revenues and taxes other than income taxes in the accompanying consolidated statements of income.

(2)	Earnings per Common Share (Puget Energy Only)

Puget Energy’s basic earnings per common share have been computed based on weighted average common shares outstanding of 116,479,000 for the three months ended March 31, 2007 and 115,725,000 for the three months ended March 31, 2006.
Puget Energy’s diluted earnings per common share have been computed based on weighted average common shares outstanding and issuable upon exercise of options or expiration of vesting periods of 116,974,000 for the three months ended March 31, 2007 and 116,190,000 for the three months ended March 31, 2006. These shares include the dilutive effect of securities related to employee and director equity plans.

(3)	Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value. The Company enters into contracts to manage its energy resource portfolio and interest rate exposure including forward physical and financial contracts, option contracts and swaps. The majority of these contracts qualify for the normal purchase normal sale (NPNS) exception to derivative accounting rules if they meet certain criteria. Generally, NPNS applies if PSE deems the counterparty creditworthy, has energy resources within the western region to allow for physical delivery of the energy and if the transaction is within PSE’s forecasted load requirements. Those contracts that do not meet NPNS exception or cash flow hedge criteria are marked-to-market to current earnings in the income statement, subject to deferral under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” for energy related derivatives due to the Power Cost Adjustment (PCA) mechanism and Purchased Gas Adjustment (PGA) mechanism.
The nature of serving regulated electric customers with its wholesale portfolio of owned and contracted electric generation resources exposes the Company and its customers to some volumetric and commodity price risks within the sharing mechanism of the PCA. The Company’s energy risk portfolio management function monitors and manages these risks using analytical models and tools. The Company is not engaged in the business of assuming risk for the purpose of realizing speculative trading revenues. Therefore, wholesale market transactions are focused on balancing the Company’s energy portfolio, reducing costs and risks where feasible and reducing volatility in wholesale costs and margin in the portfolio. In order to manage risks effectively, the Company enters into physical and financial transactions which are appropriate for the service territory of the Company and are relevant to its regulated electric and gas portfolios.
During the three months ended March 31, 2007, the Company recorded an increase in earnings for the change in the market value of derivative instruments not meeting NPNS or cash flow hedge criteria of approximately $5.8 million compared to a decrease in earnings of approximately $1.0 million for the three months ended March 31, 2006. The $5.8 million increase in the first quarter 2007 was primarily derived from a reversal of a loss reserve related to a physically delivered gas supply contract for electric generation. The counterparty’s financial outlook has changed and delivery is now probable through the life of the contract. This contract involves monthly delivery of natural gas and will be marked-to-market through earnings until its expiration in June 2008. The mark-to-market gain that was recorded is the difference between the forward market price of natural gas and the contract price for natural gas based on volumes purchased. As the contract gets closer to termination in June 2008, the gain will reverse due to settlement of the contract on a monthly basis and the mark-to-market value will decrease as long as the price for natural gas is at or near the current forward market prices of natural gas.
At March 31, 2007, the Company had a net unrealized gain recorded in other comprehensive income of $11.5 million after-tax related to energy contracts which meet the criteria for designation as cash flow hedges under SFAS No. 133. The amount of cash flow hedges associated with these energy contracts that will reverse and be settled into the income statement during 2007 is approximately $6.2 million. At March 31, 2007, PSE had a short-term asset of $14.9 million and a long-term asset of $3.4 million as well as short-term liability of $0.6 million related to energy contracts designated as cash flow hedges that represent forward financial purchases of gas supply for electric generation from PSE-owned electric plants in future periods. If it is determined that it is uneconomical to run the plants in the future period, the hedging relationship is ended and the cash flow hedge is de-designated and any unrealized gains and losses are recorded in the income statement. Gains and losses when these de-designated cash flow hedges are settled are recognized in energy costs and are included as part of the PCA mechanism.
At March 31, 2007, the Company also had a short-term asset of $10.2 million and a short-term liability of approximately $8.9 million related to the hedge of gas contracts to serve natural gas customers. All mark-to-market adjustments relating to the natural gas business have been reclassified to a deferred account in accordance with SFAS No. 71 due to the PGA mechanism. The PGA mechanism passes increases and decreases in the cost of natural gas supply to customers. As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.
The ending balance in other comprehensive income related to previously settled treasury interest rate swap contracts at March 31, 2007 was a loss of $8.4 million after-tax and accumulated amortization.

(4)	Stock Compensation

The Company’s Long-Term Incentive Plan (LTI Plan), which is shareholder approved, was established in 1995 and amended and restated in 2005 and approved by shareholders. The LTI Plan applies to officers and key employees of the Company and awards granted under this plan include stock awards, performance awards or other stock-based awards as defined by the plan. Any shares awarded are either purchased on the open market or newly issued. The 2006 and 2007 LTI Plan cycles included grants of restricted stock, which was added to reduce the volatility of the plans. The maximum number of shares that may be purchased or newly issued shares for the LTI Plan is 4,200,000.

Performance Share Grants
The Company awards performance share grants annually under the LTI Plan which vest at the end of three years. The number of shares awarded and expense recorded depends on Puget Energy’s performance as compared to other companies and service quality indices for customer service. Compensation expense related to performance share grants was $1.1 million and $(0.6) million for the three months ended March 31, 2007 and 2006, respectively. The fair value of the 2006 and 2007 performance share grants takes into consideration the historical performance of the performance share grants and prospective analysis using the Capital Asset Pricing Model and expected EPS growth rates. The 2005 performance shares classified as equity awards were valued using the Black-Scholes option pricing model and the liability awards were valued using market price of Puget Energy stock.
Performance shares activity for the three months ended March 31, 2007 was as follows:

	Number of Shares	Weighted-Average Fair Value Per Share
Performance Shares Outstanding at December 31, 2006 includes:
2005-2007 LTI Plan Cycle	228,976	$21.20
2006-2008 LTI Plan Cycle	149,235	$24.77
Total at December 31, 2006:	378,211
2007-2009 LTI Plan Cycle Granted	139,398	$24.74
Vested	--	--
Cancelled	--	--
Forfeited	--	--
Performance Shares Outstanding at March 31, 2007:	517,609	$23.18

Plan participants meeting the Company’s stock ownership guidelines can elect to be paid up to 50.0% of the share award in cash. The portion of the performance share grants that can be paid in cash is classified and accounted for as a liability. As a result, the compensation expense of these liability awards is recognized over the performance period based on the fair value (i.e. cash value) of the award, and is periodically updated based on expected ultimate cash payout. Compensation cost recognized during the performance period for the liability portion of the performance grants is based on the closing price of the Company’s common stock on the date of measurement and the number of months of service rendered during the period. The equity portion is valued at the closing price of the Company’s common stock on the grant date.

Restricted Stock
In the first quarter 2007, the Company granted 96,472 shares of restricted stock under the LTI Plan. Under the 2007 grant, the shares vest 15.0% on the January 1, 2008, 25.0% on January 1, 2009 and the remaining 60.0% on January 1, 2010.
Restricted stock activity for the three months ended March 31, 2007 was as follows:

	Number of Shares	Weighted-Average Fair Value Per Share
Restricted Stock Outstanding at December 31, 2006:	205,656	$22.02
Granted	96,472	$24.70
Vested	(33,753)	$22.30
Restricted Stock Outstanding at March 31, 2007:	268,375	$22.95

Compensation expense related to the restricted shares was $0.4 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. Dividends are paid on all outstanding shares of restricted stock and are accounted for as a Puget Energy common stock dividend, not as compensation expense. The fair value of the restricted stock is based on the closing price of the Company’s common stock on the date of grant.

(5)	Retirement Benefits

On September 29, 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 was effective for fiscal years ending after December 15, 2006, which was the year ended December 31, 2006 for the Company. SFAS No. 158 was adopted prospectively as required by the statement.
The Company has a defined benefit pension plan with a cash balance feature covering substantially all PSE employees. Benefits are a function of age, salary and service. Puget Energy also maintains a non-qualified supplemental retirement plan for officers and certain director-level employees.
The following table summarizes the net periodic benefit cost for the three months ended March 31:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$3,263	$3,061	$91	$86
Interest cost	6,570	6,167	379	358
Expected return on plan assets	(9,750)	(9,434)	(205)	(182)
Amortization of prior service cost	511	585	134	134
Recognized net actuarial (gain) loss	1,173	1,253	(56)	(127)
Amortization of transition obligation	--	--	105	105
Net periodic benefit cost	$1,767	$1,632	$448	$374

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected contributions by the Company to fund the pension and other benefits plans for the year ending December 31, 2007 to be $4.5 million and $0.3 million, respectively. During the three months ended March 31, 2007, the actual cash contributions to the pension plans were $0.5 million. Based on this activity, the Company anticipates contributing an additional $4.0 million to the Company’s non-qualified pension plan in 2007. The full amount of the pension plan funding for 2007 is for the Company’s non-qualified supplemental retirement plan.
During the three months ended March 31, 2007, actual other post-retirement medical benefit plan contributions were less than $0.5 million and the Company does not expect to make additional contributions for the remaining period of 2007.

(6)	Income Taxes

In July 2006, FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires the use of a two-step approach for recognizing and measuring tax positions taken or expected to be taken in a tax return. First, a tax position should only be recognized when it is more likely than not, based on technical merits, that the position will be sustained upon examination by the taxing authority. Second, a tax position, that meets the recognition threshold, should be measured at the largest amount that has a greater than 50% likelihood of being sustained.
FIN 48 was effective for the Company as of January 1, 2007. As of the date of adoption, the Company had no material unrecognized tax benefits but accrued $6.6 million in interest expense related to tax deductions for certain capitalized internal labor and related overhead costs previously deducted before repayment in 2005 and 2006.  Additionally, the Company has accrued $0.4 million in interest expense for the three months ended March 31, 2007 related to the tax deductions for the capitalized internal labor and overheads.
In its 2001 tax return, PSE claimed a deduction when it changed its tax accounting method with respect to capitalized internal labor and overheads. Under the new method, the Company could immediately deduct certain costs that it had previously capitalized. In the IRS audit of the Company’s 2001, 2002 and 2003 federal income tax returns, the IRS disallowed the deduction, citing Revenue Ruling 2005-53. The Company believes the original deductions were valid as filed and has formally appealed the IRS adjustment. The Company repaid the tax benefits in 2005 and 2006 as provided in the new Regulations, issued on August 2, 2005 (Regulation 1.263(a)-1). At December 31, 2006, the full tax benefit had been repaid. The IRS national office is in the process of establishing settlement guidelines which will apply to its settlement offers on this issue. It is possible that this issue could be resolved in the next 12 months.
Based on prior Washington Utilities and Transportation Commission (Washington Commission) orders on this issue, it is management’s expectation that if the IRS is ultimately successful in challenging some portion of the deductions the Company could request rate recovery of the regulatory asset.
For federal income tax purposes, the Company has open tax years from 2001 through 2007. The Company continues its policy of classifying interest and penalties as interest and penalties expense in the financial statements.

(7)	Regulation and Rates

On March 20, 2007, PSE submitted a Power Cost Only Rate Case (PCORC) filing to request approval of an updated power cost baseline rate beginning September 2007. The PCORC filing also requested recovery of Goldendale ownership and operating costs through retail electric rates. The requested electric rate increase is $64.7 million or 3.7% annually. PSE estimates that the PCORC order will be issued in the third quarter 2007.
On April 11, 2007, the Washington Commission approved PSE’s petition for issuance of an accounting order that authorizes PSE to defer certain costs the Company will incur related to its purchase of the Goldendale Generating Station (Goldendale) during the period prior to the ownership and operating costs are being considered for inclusion in PSE’s retail electric rates in the PCORC. PSE established a regulatory asset of $1.1 million at March 31, 2007.
On January 5, 2007, the Washington Commission issued its order in PSE’s electric general rate case filed in February 2006, approving a general rate decrease for electric customers of $22.8 million or 1.3% annually. The rates for electric customers are effective beginning January 13, 2007. In its order, the Washington Commission approved a weighted cost of capital of 8.4%, or 7.06% after-tax, and a capital structure that included 44.0% common equity with a return on equity of 10.4%. The Washington Commission had earlier approved (on June 28, 2006) a PCORC increase of $96.1 million annually effective July 1, 2006.
On June 20, 2002, the Washington Commission approved a PCA mechanism that triggers if PSE’s costs to provide customers’ electricity falls outside certain bands established in an electric rate case. The cumulative maximum pre-tax earnings exposure due to power cost variations over the four-year period ending June 30, 2006 was limited to $40.0 million plus 1.0% of the excess. In October 2005, the Washington Commission approved a shift to an annual PCA measurement period from January through December starting in 2007. On January 5, 2007, the Washington Commission approved the PCA mechanism for continuation under the same annual graduated scale without a cumulative cap for excess power costs. All significant variable power supply cost variables (hydroelectric and wind generation, market price for purchased power and surplus power, natural gas and coal fuel price, generation unit forced outage risk and transmission cost) are included in the PCA mechanism.
On January 5, 2007, the Washington Commission issued its order in PSE’s gas general rate case, granting an increase for gas customers of $29.5 million or 2.8% annually, effective beginning January 13, 2007. In its order the Washington Commission approved the same weighted cost of capital of 8.4% or 7.06% after-tax and capital structure that included 44.0% common equity with a return on equity of 10.4%, consistent with the Company’s electric operations.

(8)	Litigation

Residential Exchange. Petitioners in several actions in the U.S. Ninth Circuit Court of Appeals (Ninth Circuit) against Bonneville Power Administration (BPA) asserted that BPA acted contrary to law or without authority in deciding to enter into, or in entering into or performing or implementing, a number of agreements, including the amended settlement agreement (and the May 2004 agreement) between BPA and PSE regarding the BPA Residential Purchase and Sale Program. BPA rates used in such agreements between BPA and PSE for determining the amounts of money to be paid to PSE by BPA under such agreements during the period October 1, 2001 through September 30, 2006 have been confirmed, approved and allowed to go into effect by FERC. Petitioners in several actions in the U.S. Ninth Circuit Court of Appeals against BPA, also asserted that BPA acted contrary to law in adopting or implementing the rates or rate adjustment clause upon which the benefits received or to be received from BPA during the October 1, 2001 through September 30, 2006 period are based. The parties to these various actions presented oral arguments to the U.S. Ninth Circuit Court of Appeals in November 2005. A number of parties have claimed that the BPA rates proposed or adopted in the BPA rate proceeding to develop BPA rates to be used in the agreements for determining the amounts of money to be paid to PSE by BPA during the period October 1, 2006 through September 30, 2009 are contrary to law and that BPA acted contrary to law or without authority in deciding to enter into, or in entering into or performing or implementing such agreements. It is not clear what impact, if any, development or review of such rates, review of such agreements and the above described Ninth Circuit actions may have on PSE.
On May 3, 2007, the Ninth Circuit issued an opinion in Portland Gen. Elec. v. BPA, No. 01-70003, in which proceeding the actions of BPA in entering into settlement agreements, regarding the BPA Residential Purchase and Sale Program, with PSE and with other investor-owned utilities were challenged. In this opinion, the Ninth Circuit granted petitions for review and held the settlement agreements entered into between BPA and the investor-owned utilities being challenged in that proceeding to be inconsistent with statute. On May 3, 2007, the Ninth Circuit also issued an opinion in Golden Northwest Aluminum v. BPA, No. 03-73426, in which proceeding the petitioners sought review of BPA’s 2002-06 power rates. In this opinion, the Ninth Circuit granted petitions for review and held that BPA unlawfully shifted onto its preference customers the costs of its settlements with the investor-owned utilities. It is not clear what impact these opinions may have on PSE.
Colstrip Matter. In May 2003, approximately 50 plaintiffs brought an action against the owners of Colstrip which has since been amended to add additional claims. The lawsuit alleges that certain domestic water wells, groundwater and the Colstrip water supply pond were contaminated by seepage from a Colstrip Units 1 & 2 effluent holding pond, that seepage from Colstrip Units 1 & 2 have decreased property values and that seepage from the Colstrip water supply pond caused structural damage to buildings and toxic mold. Discovery is ongoing. On March 29, 2007, a second complaint was filed on behalf of three ranchers alleging damage due to the Units’ 3 & 4 effluent holding pond.
Proceedings Relating to the Western Power Market. PSE is vigorously defending each case in the western power market proceedings. Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters. Accordingly, there can be no guarantee that these proceedings, either individually or in the aggregate, will not materially and/or adversely affect PSE’s financial condition, results of operations or liquidity.
California Receivable and California Refund Proceedings.  While there have been no material litigation events relating to PSE during the first quarter 2007, FERC has continued to express support for the Ninth Circuit’s settlement process and several other parties announced settlements during the quarter.  PSE is defending its position while continuing to monitor developments in these proceedings.
Wah Chang Suit.This is an appeal pending in the United States Court of Appeals for the Ninth Circuit. Issues include whether the district court correctly dismissed Wah Chang’s complaint against PSE and other energy sellers alleging market manipulation, antitrust violations, and breach of contract. Oral argument took place on April 10, 2007 and the parties await a decision from the court.

(9)	Related Party Transaction

On June 1, 2006, PSE entered into a revolving credit facility with its parent, Puget Energy, in the form of a Demand Promissory Note (Note). Through the Note, PSE may borrow up to $30.0 million from Puget Energy, subject to approval by Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted average interest rate of (a) PSE’s outstanding commercial paper interest rate; (b) PSE’s senior unsecured revolving credit facility; or (c) the interest rate available under the receivable securitization facility of PSE Funding, Inc., a PSE subsidiary, which is the London Interbank Offered Rate (LIBOR) plus a marginal rate. At March 31, 2007, the outstanding balance of the Note was $24.4 million and the interest rate was 5.52%. The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

(10)	Financings

In March 2007, PSE entered into a five-year, $350 million credit agreement with a group of banks. The agreement is used to support the Company’s energy hedging activities. Pursuant to the Washington Commission order in PSE’s electric and gas general rate cases issued on January 5, 2007, the costs of this hedging credit facility will be recovered through the PCA and PGA mechanisms. Under the terms of the credit agreement, PSE pays a floating interest rate on outstanding borrowings based either on the agent bank’s prime rate or on LIBOR plus a marginal rate based on PSE’s long-term credit rating at the time of borrowing. The facility can also be used to provide letters of credit. PSE pays a commitment fee on any unused portion of the credit agreement also based on long-term credit ratings of PSE.
In March 2005, PSE entered into a five-year, $500 million unsecured credit agreement with a group of banks. In March 2007, PSE restated this credit agreement to extend the expiration date to April 2012. The agreement is primarily used to provide credit support for commercial paper and letters of credit. The terms of this agreement, as restated, are essentially identical to those contained in the $350 million facility.
On April 17, 2007, PSE notified the trustee of its 8.231% Capital Trust Preferred Securities (classified as Junior Subordinated Debentures of the Corporation Payable to a Subsidiary Trust Holding Mandatorily Redeemable Preferred Securities on the balance sheet) of its intent to redeem the Securities remaining outstanding on June 1, 2007. The purpose of the redemption is to help reduce interest costs by retiring higher cost debt. The remaining $37.8 million of the Securities outstanding will be redeemed on June 1, 2007 at a 4.12% premium, or $40.8 million, plus accrued interest on the redemption date.

(11)	Discontinued Operations and Corporate Guarantees (Puget Energy Only)

On May 7, 2006, Puget Energy sold InfrastruX to an affiliate of Tenaska Power Fund, L.P. (Tenaska). Puget Energy accounted for InfrastruX as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in 2006.
As part of the transaction, Puget Energy made certain representations and warranties concerning InfrastruX. Puget Energy obtained a representation and warranty insurance policy and deposited $3.7 million into an escrow account to serve as retention under the policy At March 31, 2007, restricted cash in the escrow account was $3.9 million which is included in Puget Energy’s balance sheets, representing management’s estimate of the aggregate fair value of Puget Energy’s maximum exposure related to those representations and warranties. Should Tenaska make any such claims against Puget Energy, payment for the claims would be made from the escrow account. The representation and warranty obligation expires May 7, 2008.
Puget Energy also agreed to indemnify Tenaska for certain costs and expenses incurred after closing by InfrastruX related to an investigation of one of InfrastruX’s subsidiary companies. Under the indemnity agreement, Puget Energy is also liable for refunding a portion of the purchase price paid by Tenaska for InfrastruX if the subsidiary does not achieve certain operating results during the measurement year. The maximum obligation of Puget Energy for defense costs and a refund of a portion of the purchase price is capped at $15.0 million. Tenaska has notified Puget Energy that 2008 will be the measurement year for purposes of calculating the potential purchase price refund obligation. At March 31, 2007, a liability in the amount of $5.0 million is included in the accompanying balance sheets; that amount represents Puget Energy’s estimate of the fair value of the amount potentially payable using a probability-weighted approach to a range of future cash flows. The obligation expires May 7, 2011.
Puget Energy also provided an environmental guarantee as part of the sale agreement. Under the terms of the agreement, Tenaska will be responsible for the first $0.1 million of environmental claims, Tenaska and Puget Energy will share the next $6.4 million equally and Puget Energy will be responsible for the next $3.5 million. Puget Energy believes it will not have a future loss in connection with the environmental guarantee.
The following table summarizes Puget Energy’s income from discontinued operations:

	Three Months Ended March 31,
(Dollars in Thousands)	2007	2006
Revenues	--	$92,070
Goodwill impairment	--	--
Operating expenses (including interest expense)	--	(87,899)
Pre-tax income	--	4,171
Income tax expense	--	(1,257)
Puget Energy carrying value adjustment of InfrastruX	--	7,269
Puget Energy cost of sale related to InfrastruX, net of tax	--	(937)
Puget Energy deferred tax basis adjustment of InfrastruX	--	9,966
Minority interest in income of discontinued operations	--	(265)
Income from discontinued operations	--	$18,947

In accordance with SFAS No. 144, InfrastruX discontinued depreciation and amortization of its assets effective February 8, 2005. This discontinuation of depreciation and amortization resulted in $4.8 million ($3.1 million after-tax) lower depreciation and amortization expense than otherwise would have been recorded as continuing operations for the three months ended March 31, 2006. Puget Energy did not record any amortization expense related to the intangible assets of InfrastruX in 2006.

(12)	Other

FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R) requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements of the variable interest entity must be included in the consolidated financial statements of the business entity. The Company has evaluated its power purchase agreements and determined that three counterparties may be considered variable interest entities. Consistent with FIN 46R, PSE submitted requests for information to those parties; however, the parties have refused to submit to PSE the necessary information for PSE to determine whether they meet the requirements of a variable interest entity. PSE also determined that it does not have a contractual right to such information. PSE will continue to submit requests for information to the counterparties in accordance with FIN 46R.
For the three power purchase agreements that may be considered variable interest entities under FIN 46R, PSE is required to buy all the generation from these plants, subject to displacement by PSE, at rates set forth in the power purchase agreements. If at any time the counterparties cannot deliver energy to PSE, PSE would have to buy energy in the wholesale market at prices which could be higher or lower than the power purchase agreement prices. PSE’s purchased electricity expense for the three months ended March 31, 2007 and 2006 for these three entities was $66.6 million and $58.8 million, respectively.
The US Environmental Protection Agency required states to produce regulations by November 15, 2006 to bring their mercury emissions in line with those mandated by the Clean Air Mercury Rule. The Montana Board of Environmental Review approved the state’s regulation to limit mercury emissions from coal-fired plants on October 16, 2006. The new rule takes a two-tiered approach to reducing mercury emissions, allowing power plants burning lower-quality lignite coal to release more emissions than plants burning cleaner sub-bituminous coal, such as Colstrip. The new rule has a more stringent limit than the federal rule (0.9 lbs/Trillion British thermal unit (TBtu), instead of the federal 1.4 lbs/TBtu), but includes a cap-and-trade provision as well as alternative emission limits for plants that have tried to meet the new standards but have demonstrated that they cannot. The Colstrip owners are still evaluating the potential impact of the new rule and have not determined whether the new rule will be appealed.
In November 2006, PSE’s Crystal Mountain Generation Station had an accidental release of approximately 18,000 gallons of diesel oil. PSE crews and consultants responded and worked with applicable state and federal agencies to control and remove the spilled product. Due to snow and other weather conditions, complete recovery of diesel is not feasible until later in 2007. However, the remaining recoverable diesel is presumed to be contained within a limited area and largely embedded in soils under the generator station. Total removal costs as of March 31, 2007 were approximately $10.5 million. PSE is currently projecting the total remediation cost to be approximately $15.0 million. At March 31, 2007, PSE had an insurance receivable recorded in the amount of $12.6 million associated with the Crystal Mountain electric generating facility oil spill. PSE management will be filing proof of loss claims with insurers once damage repair costs are known within an acceptable level of precision.

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

Overview

Puget Energy, Inc. (Puget Energy) is an energy services holding company and all of its operations are conducted through its subsidiary Puget Sound Energy (PSE), a regulated electric and gas utility company. Until May 7, 2006, Puget Energy owned a 90.9% interest in InfrastruX Group, Inc. (InfrastruX), a utility construction and services company that was sold to an affiliate of Tenaska Power Fund, L.P. (Tenaska). Puget Energy is substantially dependent upon the results of PSE since PSE is its most significant asset. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution, generation and natural gas distribution. Puget Energy’s business strategy is to generate stable earnings and cash flow by offering reliable electric and gas service in a cost effective manner through PSE.

Puget Sound Energy
PSE generates revenues from the sale of electric and gas services, mainly to residential and commercial customers within Washington State. PSE’s operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales and subsequently higher power costs during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year. Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult.
As a regulated utility company, PSE is subject to Federal Energy Regulatory Commission (FERC) and Washington Utilities and Transportation Commission (Washington Commission) regulation which may impact a large array of business activities, including limitation of future rate increases related to retail rates, transmission rates and wholesale power sales; directed accounting requirements that could negatively impact earnings; licensing of PSE-owned generation facilities; and other FERC and Washington Commission directives that may impact PSE’s long-term goals. In addition, PSE is subject to risks inherent to the utility industry as a whole, including weather changes affecting purchases and sales of energy; outages at owned and non-owned generation plants where energy is obtained; storms or other events which can damage gas and electric distribution and transmission lines; wholesale market stability over time and significant evolving environmental legislation.
PSE’s main operational objective is to provide reliable, safe and cost-effective energy to its customers. To help accomplish this objective, PSE is implementing a strategy to be more self-sufficient in energy generation resources. PSE is continually exploring new electric-power resource generation and long-term purchase power agreements to meet this goal on an ongoing basis. On February 21, 2007, PSE acquired the Goldendale Generating Station (Goldendale), a 277 megawatt (MW) capacity natural gas generating facility in the state of Washington, from the Calpine Corporation through its bankruptcy proceeding. PSE paid $120.0 million for the generating facility and transaction costs totaling $2.4 million. PSE is seeking recovery of this acquisition in its current Power Cost Only Rate Case (PCORC) filed March 20, 2007. The resolution of the PCORC is expected by September 2007; in the meantime, the Washington Commission has authorized deferral of certain costs the Company will incur related to its purchase of Goldendale from March 15, 2007.
In August 2006, PSE announced the selection of seven projects for further discussion and possible negotiation as a result of the 2005 RFP process. In aggregate, these outside sources, if completed, would generate approximately 1,100 MW of long-term power supply. The outcome of such discussion and negotiation are not known at this time.

Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with generally accepted accounting principles (GAAP), as well as two other financial measures, Electric Margin and Gas Margin, that are considered “non-GAAP financial measures.” Generally, a non-GAAP financial measure is a numerical measure of a Company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The presentation of Electric Margin and Gas Margin is intended to supplement investors’ understanding of the Company’s operating performance. Electric Margin and Gas Margin are used by the Company to determine whether the Company is collecting the appropriate amount of energy costs from its customers to allow recovery of operating costs. PSE’s Electric Margin and Gas Margin measures may not be comparable to other companies’ Electric Margin and Gas Margin measures. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Results of Operations
Puget Energy
All the operations of Puget Energy are conducted through PSE and until May 7, 2006, InfrastruX. Net income for the three months ended March 31, 2007 was $79.1 million on operating revenues of $1.0 billion compared to net income of $92.6 million on operating revenues from continuing operations of $878.1 million for the same period in 2006. Net income for 2006 includes the results of discontinued operations for InfrastruX.
Basic and diluted earnings per share for the three months ended March 31, 2007 were $0.68 compared to basic and diluted earnings per share for the three months ended March 31, 2006 of $0.80 and $0.79, respectively. Net income for the three months ended March 31, 2006 benefited from income from discontinued operations of $18.9 million. Net income for the three months ended March 31, 2007 was impacted by decreased electric margins of $5.2 million compared to the same period in 2006. Net income was also negatively impacted by an increase of $10.8 million related to utility operation and maintenance, a $5.7 million increase in depreciation and amortization and a $7.2 million increase in interest expense due to higher debt levels. Offsetting the increase in expenses were increases in gas margins of $10.2 million compared to the same period in 2006 primarily due to a 2.8% general rate increase and an increase in gas therm volume sales, a $5.8 million unrealized gain from a gas supply contract and lower effective tax rate due to recovery of PTCs.

Puget Sound Energy
PSE’s operating revenues and associated expenses are not generated evenly during the year. Variations in energy usage by customers occur from season to season and from month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales and subsequently higher power costs during the winter heating season in the first and fourth quarters of the year, and its lowest sales in the third quarter of the year. Power costs recovery is seasonal, with underrecovery normally in the first and fourth quarters and overrecovery in the second and third quarters. Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult.

Energy Margins
The following table displays the details of electric margin changes for the three months ended March 31, 2007 compared to the same period in 2006. Electric margin is electric sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE’s service territory.

	Electric Margin
(Dollars in Millions) Three Months Ended March 31,	2007	2006	Change	Percent Change
Electric operating revenue[1]	$527.6	$467.4	$60.2	12.9%
Less: Other electric operating revenue	(11.0)	(13.7)	2.7	19.7
Add: Other electric revenue-gas supply resale	1.7	5.9	(4.2)	(71.2)
Total electric revenue for margin	518.3	459.6	58.7	12.8
Adjustments for amounts included in revenue:
Pass-through tariff items	(11.2)	(8.6)	(2.6)	(30.2)
Pass-through revenue-sensitive taxes	(36.6)	(31.9)	(4.7)	(14.7)
Net electric revenue for margin	470.5	419.1	51.4	12.3
Minus power costs:
Purchased electricity[1]	(282.1)	(252.1)	(30.0)	(11.9)
Electric generation fuel[1]	(26.1)	(21.6)	(4.5)	(20.8)
Residential exchange[1]	34.5	56.6	(22.1)	(39.0)
Total electric power costs	(273.7)	(217.1)	(56.6)	26.1
Electric margin[2]	$196.8	$202.0	$(5.2)	(2.6)%
____________________________
[1]	As reported on PSE’s Consolidated Statement of Income.
[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Electric margin decreased $5.2 million for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to underrecovery of net power costs under the PCA mechanism which decreased margin by $13.4 million and to PTCs provided to customers which decreased revenue by $4.8 million. PTCs that are provided to customers through lower rates are recovered through a lower effective tax rate. These decreases were partially offset by a $6.8 million increase in margin due to the PCORC rate increase of 5.9% effective July 1, 2006 and variance in customer class mix usage and a $6.3 million increase in margin due to a 2.9% increase in retail kWh sales.
The following table displays the details of gas margin changes for the three months ended March 31, 2007 compared to the same period in 2006. Gas margin is gas sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of gas purchased, including gas transportation costs to bring gas to PSE’s service territory.

	Gas Margin
(Dollars in Millions) Three Months Ended March 31,	2007	2006	Change	Percent Change
Gas operating revenue[1]	$467.0	$406.6	$60.4	14.9%
Less: Other gas operating revenue	(4.8)	(4.3)	(0.5)	(11.6)
Total gas revenue for margin	462.2	402.3	59.9	14.9
Adjustments for amounts included in revenue:
Pass-through tariff items	(3.1)	(2.6)	(0.5)	(19.2)
Pass-through revenue-sensitive taxes	(38.0)	(32.7)	(5.3)	(16.2)
Net gas revenue for margin	421.1	367.0	54.1	14.7
Less: Purchased gas costs[1]	(310.6)	(266.7)	(43.9)	(16.5)
Gas margin[2]	$110.5	$100.3	$10.2	10.1%
____________________________
[1]	As reported on PSE’s Consolidated Statement of Income.
[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Gas margin increased $10.2 million for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to a 2.8% general rate increase effective January 13, 2007 which increased margin $7.2 million, a 3.9% increase in gas therm volume sales which contributed $3.9 million to margin and customer mix and pricing which decreased margin by $0.9 million.

Electric Operating Revenues
The table below sets forth changes in electric operating revenues for PSE for the three months ended March 31, 2007 compared to the same period in 2006.

(Dollars in Millions) Three Months Ended March 31,	2007	2006	Change	Percent Change
Electric operating revenues:
Residential sales	$292.0	$241.9	$50.1	20.7%
Commercial sales	199.5	182.8	16.7	9.1
Industrial sales	27.1	26.3	0.8	3.0
Other retail sales, including unbilled revenue	(23.5)	(15.8)	(7.7)	(48.7)
Total retail sales	495.1	435.2	59.9	13.8
Transportation sales	2.3	2.7	(0.4)	(14.8)
Sales to other utilities and marketers	19.2	15.8	3.4	21.5
Other	11.0	13.7	(2.7)	(19.7)
Total electric operating revenues	$527.6	$467.4	$60.2	12.9%

Electric retail sales increased $59.9 million for the three months ended March 31, 2007 compared to the same period in 2006 due primarily to rate increases related to the PCORC rate increase of July 1, 2006 offset by the electric general rate decrease of January 13, 2007 and increased retail sales volumes. The electric tariff changes provided $18.3 million to electric operating revenues for the three months ended March 31, 2007 compared to the same period in 2006. Retail electricity usage increased 171,802 megawatt hours (MWh) or 2.9% for the three months ended March 31, 2007 compared to the same period in 2006, which resulted in an approximate $12.7 million increase in electric operating revenue. The increase in electricity usage was related to 2.2% higher average number of customers served in 2007 compared to 2006. During the three month period ended March 31, 2007, the benefits of the Residential and Farm Energy Exchange Benefit credited to customers reduced electric operating revenues by $36.1 million compared to $59.3 million for the same period in 2006. During the three months ended March 31, 2007, PTCs credited to customers reduced electric operating revenues by $8.7 million compared to $3.9 million for the same period in 2006. The PTCs also lower the effective federal tax rate with no impact on earnings. This credit also reduced power costs by a corresponding amount with no impact on earnings. Transportation sales decreased by $0.4 million for the three months ended March 31, 2007 compared to the same period in 2006 due to a decrease in sales volume of 6,672 MWh or 1.3%.
Sales to other utilities and marketers increased $3.4 million for the three months ended March 31, 2007 compared to the same period in 2006 due to an increase in sales volume of 96,816 MWh or 30.3% and an increase in wholesale market prices in 2007 compared to 2006.
Other electric revenues decreased $2.7 million for the three months ended March 31, 2007 compared to the same period in 2006, primarily due to gains from Tenaska and other non-core gas financial hedges in 2006 that did not recur in 2007.
The following electric rate changes were approved by the Washington Commission in 2007 and 2006:

Type of Rate Adjustment	Effective Date	Average Percentage Increase in Rates	Annual Increase in Revenues (Dollars in Millions)
Power Cost Only Rate Case	July 1, 2006	5.9%	$45.3 [1]
Electric General Rate Case	January 13, 2007	(1.3)%	(22.8)
        ____________________________
[1]	The rate increase is for the period July 1, 2006 through December 31, 2006. The annualized basis of the PCORC rate increase is $96.1 million.

Gas Operating Revenues
The table below sets forth changes in gas operating revenues for PSE for the three months ended March 31, 2007 compared to the same period in 2006.

(Dollars in Millions) Three Months Ended March 31,	2007	2006	Change	Percent Change
Gas operating revenues:
Residential sales	$300.9	$265.1	$35.8	13.5%
Commercial sales	135.5	116.8	18.7	16.0
Industrial sales	22.3	16.8	5.5	32.7
Total retail sales	458.7	398.7	60.0	15.0
Transportation sales	3.5	3.6	(0.1)	(2.8)
Other	4.8	4.3	0.5	11.6
Total gas operating revenues	$467.0	$406.6	$60.4	14.9%

Gas retail sales increased $60.4 million for the three months ended March 31, 2007 compared to the same period in 2006 due to higher purchased gas adjustment (PGA) mechanism rates, the approval of a 2.8% general gas rate increase effective January 13, 2007 and increased customer gas usage. The Washington Commission approved a PGA mechanism rate increase effective September 27, 2006 that increased rates 10.2% annually. The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs. PSE’s gas margin and net income are not affected by changes under the PGA mechanism. For the three months ended March 31, 2007, the effects of the PGA mechanism rate increases provided an increase of $36.6 million in gas operating revenues. The gas general rate case provided an additional $7.2 million in gas revenues for the three months ended March 31, 2007 as compared to the same period in 2006. The remaining increase in gas retail revenues was primarily due to higher gas sales of 15.3 million therms or $15.7 million for the three months ended March 31, 2007 compared to the same period in 2006, which was related to a 2.7% increase in customers.
The following gas rate adjustments were approved by the Washington Commission in 2007 and 2006:

Type of Rate Adjustment	Effective Date	Average Percentage Increase in Rates	Annual Increase in Revenues (Dollars in Millions)
Purchased Gas Adjustment	September 27, 2006	10.2%	$95.1
Gas General Rate Case	January 13, 2007	2.8%	29.5

Operating Expenses
The table below sets forth significant changes in operating expenses for PSE and its subsidiaries for the three months ended March 31, 2007 compared to the same period in 2006.

(Dollars in Millions) Three Months Ended March 31,	2007	2006	Change	Percent Change
Purchased electricity	$282.1	$252.1	$30.0	11.9%
Electric generation fuel	26.1	21.6	4.5	20.8
Residential exchange credit	(34.5)	(56.6)	22.1	39.0
Purchased gas	310.6	266.7	43.9	16.5
Unrealized (gain) loss on derivative instruments	(5.8)	1.0	(6.8)	*
Utility operations and maintenance	98.2	87.4	10.8	12.4
Non-utility expense and other	2.0	0.3	1.7	*
Depreciation and amortization	69.6	63.9	5.7	8.9
Conservation amortization	10.3	8.0	2.3	28.8
Taxes other than income taxes	87.1	79.7	7.4	9.3
____________________________
*	Percent change not applicable or meaningful

Purchased electricity expenses increased $30.0 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase for the three months ended March 31, 2007 was primarily the result of higher wholesale market prices and increased purchase volumes which caused underrecovery of power costs of $13.6 million due to the PCA sharing bands being reset at January 2007. For the three months ended March 31, 2006, power cost did not impact costs as PSE was at the maximum exposure under the PCA mechanism. PSE is allowed to recover power cost through the PCA mechanism on a shared basis with customers if actual costs are higher than the normalized level established in rates. Total purchased power for the three months ended March 31, 2007 increased 136,941 MWh or 2.9% compared to the same period in 2006. Increases in purchases contributed $19.3 million to the increase for the three months ended March 31, 2007. The increase also reflects the deferral of excess power costs of $7.2 million in 2006. Increase in transmission and other expenses contributed $3.3 million due in part to increased kWh sales to customers.
The April mid-month Runoff Forecast published by the National Weather Service Northwest River Forecast Center indicated that the total forecasted runoff above Grand Coulee Reservoir for the period January through July 2007 would be at 105% of normal. PSE’s hydroelectric production and related power costs in 2006 were positively impacted by above-normal precipitation and snow pack in the Pacific Northwest region, which resulted in the runoff above Grand Coulee Reservoir to be 106% of normal.
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
Electric generation fuel expense increased $4.5 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase for the three months ended March 31, 2007 was primarily the result of an increase of $2.3 million in the cost of natural gas and due to higher volumes of electricity generated at PSE-controlled combustion turbine generating facilities and an increase in the cost of coal at Colstrip generating facilities of $2.2 million compared to the same period in 2006.
Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA decreased $22.1 million for the three months ended March 31, 2007 compared to the same period in 2006 as a result of lower residential and small farm customer electric credit in rates effective October 1, 2006. The residential exchange credit is a pass-through tariff item with a corresponding credit in electric operating revenue; thus, it has no impact on electric margin or net income.
Purchased gas expenses increased $43.9 million for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to an increase in PGA rates as approved by the Washington Commission and higher customer therm sales. The PGA mechanism allows PSE to recover expected gas costs, and defer, as a receivable or liability, any gas costs that exceed or fall short of this expected gas cost amount in PGA mechanism rates, including accrued interest. The PGA mechanism payable balance at March 31, 2007 was $3.8 million compared to a receivable balance at December 31, 2006 of $39.8 million. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable balances. A receivable balance in the PGA mechanism reflects an underrecovery of market gas cost through rates. A payable balance reflects overrecovery of market gas cost through rates.
Unrealized (gain) loss on derivative instruments increased $6.8 million for the three months ended March 31, 2007 compared to the same period in 2006 primarily as a result of the reversal of a loss reserve related to a physical gas supply contract for PSE’s electric generating facilities. The mark-to-market gain that was recorded is the difference between the forward market price of natural gas and the contract price for natural gas based on volumes purchased. As the contract gets closer to termination in June 2008, the gain will reverse due to settlement of the contract on a monthly basis and the mark-to-market value will decrease as long as the price for natural gas is at or near the current forward market prices of natural gas.
Utility operations and maintenance expense increased $10.8 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase was a result of higher operating and maintenance costs at PSE’s generating facilities, due to the addition of the Wild Horse wind project (Wild Horse) which began operations on December 22, 2006 and higher expenses related to operating and maintaining PSE’s energy delivery system. Wild Horse operations and maintenance expense is fully recovered in rates. For the three months ended March 31, 2007 and 2006, electric storm damage costs were higher than historical averages and in both periods PSE exceeded the $7.0 million operation and maintenance expense threshold. As a result, PSE will defer any qualifying electric storm damage costs during the remainder of 2007 for future recovery in rates.
Non-utility expense and other increased $1.7 million for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to an increase in PSE’s long-term incentive plan costs of $1.7 million.
Depreciation and amortization expense increased $5.7 million for the three months ended March 31, 2007, compared to the same period in 2006 primarily as a result of placing Wild Horse into service on December 22, 2006 and additional utility plant placed in service over the last 12 months.
Conservation amortization increased $2.3 million for the three months ended March 31, 2007, compared to the same period in 2006 due to higher authorized recovery of electric conservation expenditures. Conservation amortization is a pass-through tariff item with no impact on earnings.
Taxes other than income taxes increased $7.4 million for the three months ended March 31, 2007, compared to the same period in 2006 due primarily to increases in revenue-based Washington State excise tax and municipal tax due to increased operating revenues. Revenue sensitive Washington State excise and municipal taxes have no impact on earnings. Excluding the impact of revenue sensitive taxes, taxes other than income taxes decreased $2.6 million primarily as a result of updating 2006 levy rates based on property tax billings.

Other Income, Interest Charges and Income Tax Expense
The table below sets forth significant changes in other income, interest charges and income taxes for PSE and its subsidiaries for the three months ended March 31, 2007 compared to the same period in 2006.

(Dollars in Millions) Three Months Ended March 31,	2007	2006	Change	Percent Change
Other income	$4.8	$3.3	$1.5	45.5%
Interest charge	(49.2)	(41.7)	(7.5)	(18.0)
Income tax expense	34.0	40.5	(6.5)	(16.0)

Other income increased $1.5 million for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to an increase on the return of the Chelan PUD regulatory asset offset by a decrease in the return on capitalized overhead tax payments.
Interest expense increased $7.5 million due primarily to an increase in outstanding debt. At March 31, 2007, debt outstanding totaled $3.2 billion compared to March 31, 2006 debt level of $2.5 billion which reflected additional borrowing related to Wild Horse wind project, Goldendale Generating Station, pre-payment associated with the Chelan PUD long-term purchase power agreement and system restoration expense incurred as a result of a severe December 2006 wind storm.
Income tax expense decreased $6.5 million for the three months ended March 31, 2007 compared to the same period in 2006 due primarily to higher tax credits associated with the production of wind-powered energy. The PTCs for the three months ended March 31, 2007 were $8.1 million compared to $3.8 million for the same period in 2006. These additional credits were made available due to the addition of Wild Horse, which was placed in service in December 2006.

Capital Requirements
Contractual Obligations and Commercial Commitments
Puget Energy. The following are Puget Energy’s aggregate consolidated (including PSE) contractual obligations and commercial commitments as of March 31, 2007:

Puget Energy			Payments Due Per Period
Contractual Obligations (Dollars in Millions)	Total	2007	2008- 2009	2010- 2011	2012 & Thereafter
Long-term debt including interest	$5,343.7	$194.3	$654.8	$740.9	$3,753.7
Short-term debt including interest	461.6	461.6	--	--	--
Junior subordinated debentures payable to a subsidiary trust including interest[1]	42.4	42.4	--	--	--
Mandatorily redeemable preferred stock	1.9	--	--	--	1.9
Service contract obligations	153.3	23.1	69.0	45.7	15.5
Non-cancelable operating leases	121.6	11.6	51.6	22.2	36.2
Fredonia combustion turbines lease [2]	63.9	4.6	12.5	46.8	--
Energy purchase obligations	6,600.0	789.3	1,951.9	1,163.0	2,695.8
Contract initiation payment/collateral requirement	18.5	--	--	18.5	--
Financial hedge obligations	17.8	9.5	8.3	--	--
Purchase obligations	32.7	10.0	22.7	--	--
Non-qualified pension and other benefits funding	45.5	4.9	7.4	9.1	24.1
Total contractual cash obligations	$12,902.9	$1,551.3	$2,778.2	$2,046.2	$6,527.2

Puget Energy			Amount of Commitment Expiration Per Period
Commercial Commitments (Dollars in Millions)	Total	2007	2008- 2009	2010- 2011	2012 & Thereafter
Indemnity agreements [3]	$8.9	$--	$3.9	$--	$5.0
Credit agreement - available [4]	542.2	--	--	--	542.2
Receivable securitization facility [5]	38.0	--	--	38.0	--
Energy operations letter of credit	8.3	8.3	--	--	--
Total commercial commitments	$597.4	$8.3	$3.9	$38.0	$547.2
________________________
[1]
In 1997, PSE formed Puget Sound Energy Capital Trust I for the sole purpose of issuing and selling preferred securities (Trust Securities) to investors and issuing common securities to PSE. The proceeds from the sale of Trust Securities were used by the Trust to purchase Junior Subordinated Debentures (Debentures) from PSE. The Debentures are the sole assets of the Trusts and PSE owns all common securities of the Trusts. The Company will redeem the outstanding Debentures on June 1, 2007.

[2]	See “Fredonia 3 and 4 Operating Lease” under “Off-Balance Sheet Arrangements” below.
[3]
Under the InfrastruX sale agreement, Puget Energy is obligated for certain representations and warranties concerning InfrastruX’s business and anti-trust inquiries. The fair value of the business warranty is $3.9 million at March 31, 2007 and the obligation expires on May 7, 2008.  Puget Energy also agreed to indemnify the buyer relating to an inquiry of an InfrastruX subsidiary and the fair value of the warranty was $5.0 million at March 31, 2007. See “InfrastruX” above for further discussion.

[4]
At March 31, 2007, PSE had available a $500.0 million and a $350.0 unsecured credit agreement expiring in April 2012. The credit agreements provide credit support for letters of credit and commercial paper. At March 31, 2007, PSE had $8.3 million for an outstanding letter of credit and $299.5 million commercial paper outstanding, effectively reducing the available borrowing capacity to $542.2 million.

[5]
At March 31, 2007, PSE had available a $200.0 million receivables securitization facility that expires in December 2010. $162.0 million was outstanding under the receivables securitization facility at March 31, 2007 thus leaving $38.0 million available. The facility allows receivables to be used as collateral to secure short-term loans, not exceeding the lesser of $200.0 million or the borrowing base of eligible receivables, which fluctuate with the seasonality of energy sales to customers. See “Receivables Securitization Facility” below for further discussion.

Puget Sound Energy. The following are PSE’s aggregate contractual obligations and commercial commitments as of March 31, 2007:

Puget Sound Energy			Payments Due Per Period
Contractual Obligations (Dollars in Millions)	Total	2007	2008- 2009	2010- 2011	2012 & Thereafter
Long-term debt including interest	$5,343.7	$194.3	$654.8	$740.9	$3,753.7
Short-term debt including interest	486.0	486.0	--	--	--
Junior subordinated debentures payable to a subsidiary trust including interest[1]	42.4	42.4	--	--	--
Mandatorily redeemable preferred stock	1.9	--	--	--	1.9
Service contract obligations	153.3	23.1	69.0	45.7	15.5
Non-cancelable operating leases	121.6	11.6	51.6	22.2	36.2
Fredonia combustion turbines lease [2]	63.9	4.6	12.5	46.8	--
Energy purchase obligations	6,600.0	789.3	1,951.9	1,163.0	2,695.8
Contract initiation payment/collateral requirement	18.5	--	--	18.5	--
Financial hedge obligations	17.8	9.5	8.3	--	--
Purchase obligations	32.7	10.0	22.7	--	--
Non-qualified pension and other benefits funding	45.5	4.9	7.4	9.1	24.1
Total contractual cash obligations	$12,927.3	$1,575.7	$2,778.2	$2,046.2	$6,527.2

Puget Sound Energy			Amount of Commitment Expiration Per Period
Commercial Commitments (Dollars in Millions)	Total	2007	2008- 2009	2010- 2011	2012 & Thereafter
Credit agreement - available [3]	$542.2	$--	$--	$--	$542.2
Receivable securitization facility [4]	38.0	--	--	38.0	--
Energy operations letter of credit	8.3	8.3	--	--	--
Total commercial commitments	$588.5	$8.3	$--	$38.0	$542.2
_____________________
[1]	See note 1 under Puget Energy above.
[2]	See note 2 under Puget Energy above.
[3]	See note 4 under Puget Energy above.
[4]	See note 5 under Puget Energy above.

Off-Balance Sheet Arrangements
Fredonia 3 and 4 Operating Lease. PSE leases two combustion turbines for its Fredonia 3 and 4 electric generating facility pursuant to a master operating lease that was amended for this lease in April 2001. The lease has a term expiring in 2011, but can be canceled by PSE at any time. Payments under the lease vary with changes in the London Interbank Offered Rate (LIBOR). At March 31, 2007, PSE’s outstanding balance under the lease was $50.4 million. The expected residual value under the lease is the lesser of $37.4 million or 60% of the cost of the equipment. In the event the equipment is sold to a third party upon termination of the lease and the aggregate sales proceeds are less than the unamortized value of the equipment, PSE would be required to pay the lessor contingent rent in an amount equal to the deficiency up to a maximum of 87% of the unamortized value of the equipment.

Utility Construction Program
Utility construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE’s energy delivery systems. Construction expenditures, excluding equity Allowance for Funds Used during Construction (AFUDC) and customer refundable contributions, were $239.7 million for the three months ended March 31, 2007. Utility construction expenditures, excluding AFUDC and excluding new generation resources other than the Wild Horse project (which will be determined as the Company proceeds through the integrated resource planning process) are anticipated to be as follows in 2007, 2008 and 2009:

Capital Expenditure Estimates (Dollars in Millions)	2007	2008	2009
Energy delivery, technology and facilities	$530	$555	$640
New resources	120	70	210
Total expenditures	$650	$625	$850

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

Capital Resources
Cash From Operations
Cash generated from operations for the quarter ended March 31, 2007 was $228.4 million which is 91.9% of the $248.6 million used for utility construction expenditures and other capital expenditures. For the three months ended March 31, 2006, cash generated from operations was $138.4 million which is 123.2% of the $112.3 million used for utility construction expenditures and other capital expenditures.
The overall cash generated from operating activities for the three months ended March 31, 2007 increased $90.0 million compared to the same period in 2006. The increase was primarily the result of costs incurred in 2006 that did not recur in 2007, including the Chelan PUD contract initiation payment of $89.0 million and cash collateral repaid to energy suppliers of $14.9 million. Also contributing to the increase were collection of the purchased gas receivable of $48.7 million and $30.0 million in income taxes paid in the first quarter 2006 compared to none paid in the same period in 2007. The increase was partially offset by a decrease in accounts payable of $89.5 million.

Financing Program
Financing utility construction requirements and operational needs are dependent upon the cost and availability of external funds through capital markets and from financial institutions. Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, and Puget Energy’s and PSE’s credit ratings.

Restrictive Covenants
In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and gas mortgage indentures, articles of incorporation and certain loan agreements. Under the most restrictive tests, at March 31, 2007, PSE could issue:
•
approximately $362 million of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $603 million of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2007;

•
approximately $365 million of additional first mortgage bonds under PSE’s gas mortgage indenture based on approximately $608 million of gas bondable property available for issuance, subject to interest coverage ratio limitations of 1.75 times and 2.0 times net earnings available for interest (as defined in the gas utility mortgage), which PSE exceeded at March 31, 2007;

•	approximately $841 million of additional preferred stock at an assumed dividend rate of 6.9%; and
•	approximately $686 million of unsecured long-term debt.
At March 31, 2007, PSE had approximately $4.2 billion in electric and gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.

Credit Ratings
Neither Puget Energy nor PSE has any debt outstanding that would accelerate debt maturity upon a credit rating downgrade. A ratings downgrade could adversely affect the ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under PSE’s revolving credit facility, the borrowing costs and commitment fee increase as PSE’s secured long-term debt ratings decline. A downgrade in commercial paper ratings could preclude PSE’s ability to issue commercial paper under its current programs. The marketability of PSE commercial paper is currently limited by the A-3/P-2 ratings by Standard & Poor’s and Moody’s Investors Service. In addition, downgrades in PSE’s debt ratings may prompt counterparties to require PSE to post a letter of credit or other collateral, make cash prepayments, obtain a guarantee or provide other security.
The ratings of Puget Energy and PSE, as of April 26, 2007, were as follows:

Ratings
	Standard & Poor’s	Moody’s
Puget Sound Energy
Corporate credit/issuer rating	BBB-	Baa3
Senior secured debt	BBB	Baa2
Shelf debt senior secured	BBB	(P)Baa2
Trust preferred securities	BB	Ba1
Preferred stock	BB	Ba2
Commercial paper	A-3	P-2
Revolving credit facility	*	Baa3
Ratings outlook	Stable	Stable
Puget Energy
Corporate credit/issuer rating	BBB-	Ba1
__________________
* Standard & Poor’s does not rate credit facilities.

Shelf Registrations, Long-Term Debt and Common Stock Activity
On April 17, 2007, PSE notified the trustee of its 8.231% Capital Trust Preferred Securities (classified as Junior Subordinated Debentures of the Corporation Payable to a Subsidiary Trust Holding Mandatorily Redeemable Preferred Securities on the balance sheet) of its intent to redeem the remaining $37.8 million of the Securities on June 1, 2007 at a 4.12% premium, or $40.8 million, plus accrued interest on the redemption date.

Liquidity Facilities and Commercial Paper
PSE’s short-term borrowings and sales of commercial paper are used to provide working capital fund utility construction programs and support the Company’s energy hedging activities.

PSE Credit Facilities
The Company has three committed credit facilities that provide, in aggregate, $1.05 billion in short-term borrowing capability. These include a $500.0 million credit agreement, a $200.0 million accounts receivable securitization facility and a $350.0 million credit agreement to support hedging activity.

Credit Agreements. In March 2007, PSE entered into a five-year, $350.0 million credit agreement with a group of banks. The agreement is used to support the Company’s energy hedging activities and may also be used to provide letters of credit. The interest rate on outstanding borrowings is based either on the agent bank’s prime rate or on LIBOR plus a marginal rate related to PSE’s long-term credit rating at the time of borrowing. PSE pays a commitment fee on any unused portion of the credit agreement also related to on long-term credit ratings of PSE. At March 31, 2007, there were no borrowings or letters of credit outstanding under the credit facility.
In March 2005, PSE entered into a five-year, $500.0 million unsecured credit agreement with a group of banks. In March 2007, PSE restated this credit agreement to extend the expiration date to April 2012. The agreement is primarily used to provide credit support for commercial paper and letters of credit. The terms of this agreement as restated, are essentially identical to those contained in the $350.0 million facility. At March 31, 2007, there was $8.3 million outstanding under a letter of credit and $299.5 million commercial paper outstanding, effectively reducing the available borrowing capacity under the credit agreements to $542.2 million.

Receivables Securitization Facility. PSE entered into a five-year Receivable Sales Agreement with PSE Funding, Inc. (PSE Funding), a wholly owned subsidiary, on December 20, 2005. Pursuant to the Receivables Sales Agreement, PSE sells all of its utility customer accounts receivable and unbilled utility revenues to PSE Funding. In addition, PSE Funding entered into a Loan and Servicing Agreement with PSE and two banks. The Loan and Servicing Agreement allows PSE Funding to use the receivables as collateral to secure short-term loans, not exceeding the lesser of $200.0 million or the borrowing base of eligible receivables which fluctuate with the seasonality of energy sales to customers. All loans from this facility will be reported as short-term debt in the financial statements. The PSE Funding facility expires in December 2010, and is terminable by PSE and PSE Funding upon notice to the banks. During the three months ended March 31, 2007, PSE Funding borrowed a cumulative amount of $236.0 million secured by accounts receivable. There was $162.0 million in loans that were secured by accounts receivable pledged at March 31, 2007. The borrowing base of eligible receivables at March 31, 2007 was $38.0 million.

Demand Promissory Note. On June 1, 2006, PSE entered into an uncommitted revolving credit facility with its parent, Puget Energy, pursuant to which PSE may borrow up to $30 million from Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted average interest rate of (a) PSE’s outstanding commercial paper interest rate; (b) PSE’s senior unsecured revolving credit facility; or (c) the interest rate available under the receivable securitization facility of PSE Funding, Inc., a PSE subsidiary. At March 31, 2007, the outstanding balance of the Note was $24.4 million. The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Stock Purchase and Dividend Reinvestment Plan
Puget Energy has a Stock Purchase and Dividend Reinvestment Plan pursuant to which shareholders and other interested investors may invest cash and cash dividends in shares of Puget Energy common stock. Since new shares of common stock may be purchased directly from Puget Energy, funds received may be used for general corporate purposes. Puget Energy issued common stock under the Stock Purchase and Dividend Reinvestment Plan of $3.2 million (130,896 shares) for the three months ended March 31, 2007, compared to $3.5 million (166,900 shares) for the three months ended March 31, 2006.

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

Other

FERC Hydroelectric Projects and Licenses
Baker River project. The Baker River project’s current annual license expires on April 30, 2007, and PSE submitted an application for a new license to FERC on April 30, 2004. On November 30, 2004, PSE and 23 parties, (federal, state and local governmental organizations, Native American Indian tribes, environmental and other non-governmental entities) filed a proposed comprehensive settlement agreement on all issues relating to the relicensing of the Baker River project. The proposed settlement includes a set of proposed license articles and, if approved by FERC without material modification, would allow for a new license of 45 years or more. The proposed settlement would require an investment of approximately $360.0 million over the next 30 years (capital expenditures and operations and maintenance cost) in order to implement the conditions of the new license. The proposed settlement is subject to additional regulatory approvals yet to be attained from various agencies and other contingencies that have yet to be resolved. FERC has not yet ruled on the proposed settlement and its ultimate outcome remains uncertain.

White River project. The White River project was operated as a hydropower facility until 2004. PSE is actively seeking to sell the project and the municipal water rights associated with the project to one or more entities. In June 2003, the Washington State Department of Ecology (Ecology) approved an application for new municipal water rights related to the White River project reservoir. After an appeal in July 2004, this decision was remanded back to Ecology for further analysis of non-hydropower operations. On December 21, 2006, PSE entered into a Purchase and Sale Agreement with the Cascade Land Conservancy to sell certain rights and interests in a portion of former project properties; the closing of the sale is subject to contingencies that have yet to be resolved. On April 7, 2004, the Washington Commission approved PSE’s recovery on the unamortized White River plant investment. At March 31, 2007, the White River project net book value totaled $70.1 million, which included $43.0 million of net utility plant, $17.0 million of capitalized FERC licensing costs, $5.4 million of costs related to construction work in progress and $2.1 million related to dam operations and safety. On February 18, 2005, the Washington Commission approved the recovery of the White River net utility plant costs but did not allow current recovery of FERC licensing costs and other related costs until all costs associated with selling the White River plant and any sales proceeds are known. Any proceeds from the sale of the White River assets and water rights will reduce the balance of the deferred regulatory asset. Neither the outcome of this matter nor any potential associated financial impacts can be predicted at this time.

Snoqualmie Falls project. The Snoqualmie Falls project was granted a new 40-year operating license by FERC on June 29, 2004. On July 29, 2004, the Snoqualmie Tribe filed a request for rehearing of the new license and a request to stay the FERC license. On March 1, 2005, FERC issued an Order on Rehearing and Dismissing Stay Request. Appeals to the U.S. Court of Appeals by the Snoqualmie Tribe and by PSE have been consolidated. Oral arguments were held on February 8, 2007. An adverse ruling from the Court or adverse action by FERC if the license issuance is remanded could impact PSE’s future use of this generating asset.

Electric Regulation and Rates
Power Cost Only Rate Case. On March 20, 2007, PSE submitted a Power Cost Only Rate Case (PCORC) filing to request approval of an updated power cost baseline rate beginning September 2007. The PCORC filing also requested recovery of Goldendale ownership and operating costs through retail electric rates. The requested electric rate increase is $64.7 million or 3.7% annually. PSE estimates that the PCORC order will be issued in the third quarter 2007.

Accounting Petition. On April 11, 2007, the Washington Commission approved PSE’s petition for issuance of an accounting order that authorizes PSE to defer certain costs the Company will incur related to its purchase of the Goldendale Generating Station (Goldendale) before the ownership and operating costs are included in PSE’s electric retail customer rates. PSE established a regulatory asset of $1.1 million at March 31, 2007.

Electric General Rate Case. On January 5, 2007, the Washington Commission issued its order in PSE’s electric general rate case filed in February 2006, approving a general rate decrease for electric customers of $22.8 million or 1.3% annually. The rates for electric customers are effective beginning January 13, 2007. In its order, the Washington Commission approved a weighted cost of capital of 8.4%, or 7.06% after-tax, and a capital structure that included 44.0% common equity with a return on equity of 10.4%. The Washington Commission had earlier approved (on June 28, 2006) a power cost only rate case (PCORC) increase of $96.1 million annually effective July 1, 2006.

Production Tax Credit. On October 30, 2006, PSE revised its PTC electric tariff to increase the credit to customers from $13.1 million to $28.8 million, effective January 1, 2007. The credit is based on expected wind generation and reflects the true-up of prior years’ credits provided to customers versus credits for actual wind generation taken for federal income taxes and the addition of Wild Horse to the wind portfolio.

PCA Mechanism. On June 20, 2002, the Washington Commission approved a PCA mechanism that triggers if PSE’s costs to provide customers’ electricity falls outside certain bands established in an electric rate case. The cumulative maximum pre-tax earnings exposure due to power cost variations over the four-year period ending June 30, 2006 was limited to $40.0 million plus 1.0% of the excess. On January 5, 2007, the Washington Commission approved the PCA mechanism for continuation under the same annual graduated scale without a cumulative cap for excess power costs. All significant variable power supply cost variables (hydroelectric and wind generation, market price for purchased power and surplus power, natural gas and coal fuel price, generation unit forced outage risk and transmission cost) are included in the PCA mechanism. The PCA mechanism apportions increases or decreases in power costs, on a calendar year basis, between PSE and its customers on a graduated scale:

Annual Power Cost Variability	Customers’ Share	Company’s Share[1]
+/- $20 million	0%	100%
+/- $20 - $40 million	50%	50%
+/- $40 - $120 million	90%	10%
+/- $120 million	95%	5%
                        _____________________
[1]
Over the four-year period July 1, 2002 through June 30, 2006, the Company’s share of pre-tax power cost variations is capped at a cumulative $40 million plus 1% of the excess. Power cost variation after June 30, 2006 will be apportioned on an annual basis, on the graduated scale without a cumulative cap.

Gas Regulation and Rates
Gas General Rate Case. On January 5, 2007, the Washington Commission issued its order in PSE’s gas general rate case, granting an increase for gas customers of $29.5 million or 2.8% annually, effective January 13, 2007. In its order the Washington Commission approved the same weighted cost of capital of 8.4% or 7.06% after-tax and capital structure that included 44.0% common equity with a return on equity of 10.4%, consistent with the Company’s electric operations.

Proceedings Relating to the Western Power Market
Puget Energy’s and PSE’s Report on Form 10-K for the year ended December 31, 2006 include a summary relating to the western power market proceedings. The following discussion provides a summary of material developments in these proceedings that occurred during and subsequent to the period covered by this report. PSE is vigorously defending each of these cases. Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters. Accordingly, there can be no guarantee that these proceedings, either individually or in the aggregate, will not materially and/or adversely affect PSE’s financial condition, results of operations or liquidity.

California Receivable and California Refund Proceedings.  While there have been no material litigation events relating to PSE during the first quarter 2007, FERC has continued to express support for the Ninth Circuit’s settlement process and several other parties announced settlements during the quarter.  PSE is defending its position while continuing to monitor developments in these proceedings.

Wah Chang Suit.This is an appeal pending in the United States Court of Appeals for the Ninth Circuit. Issues include whether the district court correctly dismissed Wah Chang’s complaint against PSE and other energy sellers alleging market manipulation, antitrust violations, and breach of contract. Oral argument took place on April 10, 2007 and the parties await a decision from the court.

Colstrip Matters
In May 2003, approximately 50 plaintiffs brought an action against the owners of Colstrip which has since been amended to add additional claims. The lawsuit alleges that certain domestic water wells, groundwater and the Colstrip water supply pond were contaminated by seepage from a Colstrip Units 1 & 2 effluent holding pond, that seepage from Colstrip Units 1 & 2 have decreased property values and that seepage from the Colstrip water supply pond caused structural damage to buildings and toxic mold. Discovery is ongoing. On March 29, 2007, a second complaint was filed on behalf of three ranchers alleging damage due to the Units’ 3 & 4 effluent holding pond.
On May 18, 2005, the Environmental Protection Agency (EPA) enacted the Clean Air Mercury Rule (CAMR) that will permanently cap and reduce mercury emissions from coal-fired power plants. The Montana Board of Environmental Review approved the state’s regulation to limit mercury emissions from coal-fired plants on October 16, 2006. The new rule has a more stringent limit than the federal rule (0.9 lbs/TBtu, instead of the federal 1.4 lbs/TBtu), but includes a cap-and-trade provision as well as alternative emission limits for plants that have tried to meet the new standards but have demonstrated that they cannot. The Colstrip owners are still evaluating the potential impact of the new rule and it is still unknown whether the new rule will be appealed. Preliminary treatment technology studies undertaken by the Colstrip owners estimate that PSE’s portion of the capital costs to comply with the new rule could be as much as $75.0 million, but this number could change as new information becomes available.
In December 2003, the EPA issued an Administrative Consent Order (ACO) which alleged violation of the Clean Air Act permit at Colstrip since 1980. The permit required Colstrip to submit, for review and approval by the EPA, an analysis and proposal for reducing emissions of nitrogen oxide to address visibility concerns upon the occurrence of certain triggering events. The EPA asserts that regulations it promulgated in 1980 triggered this requirement. Although Colstrip owners believe that the ACO is unfounded, the Colstrip owners entered into negotiations with the EPA and the Northern Cheyenne Tribe, and in March 2007, a proposed Consent Decree was lodged with the Montana Federal District Court. The agreement requires installation of low nitrogen oxide equipment on Colstrip Units 3 & 4, payment of a non-material penalty and financing of an energy efficient project on the Northern Cheyenne reservation. The estimated total additional cost to PSE is $2.65 million.
On June 15, 2005, the EPA issued the Clean Air Visibility Rule to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area. The rule defines Best Available Retrofit Technology requirements for electric generating units, including presumptive limits for sulfur dioxide, particulate matter and nitrogen oxide controls for large units. In February 2007 Colstrip was notified by EPA that Colstrip Units 1 & 2 were determined to be subject to the BART requirements and was required to submit a BART engineering analysis for Colstrip 1 & 2 by May 2007. PSE cannot yet determine the need for or costs of additional controls to comply with this rule, but they could be significant.

Critical Accounting Policies and Estimates
In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on recognition threshold and measurement attributed to a tax position taken or expected to be taken in a tax return. The tax positions should only be recognized when it is more likely than not, based on technical merits, that the position will be sustained upon examination by the taxing authority. FIN 48 was effective for the Company as of January 1, 2007. The Company has performed a review of all open tax years (2001 through 2007) and identified one tax position that must be reported under the provisions of FIN 48. The Company has determined that the proper amount of interest to accrue under FIN 48 is $6.6 million as of January 1, 2007. See discussion at Note 6, “Income Taxes.”

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Energy Portfolio Management
The Company has energy risk policies and procedures to manage commodity and volatility risks. The Company’s Energy Management Committee establishes the Company’s energy risk management policies and procedures, and monitors compliance. The Energy Management Committee is comprised of certain Company officers and is overseen by the Audit Committee of the Company’s Board of Directors.
The Company is focused on commodity price exposure and risks associated with volumetric variability in the gas and electric portfolios. It is not engaged in the business of assuming risk for the purpose of speculative trading. The Company hedges open gas and electric positions to reduce both the portfolio risk and the volatility risk in prices. The exposure position is determined by using a probabilistic risk system that models 100 scenarios of how the Company’s gas and power portfolios will perform under various weather, hydro and unit performance conditions. The objective of the hedging strategy is to:

•	ensure physical energy supplies are available to reliably and cost-effectively serve retail load;
•	prudent management of energy portfolio risks to serve retail load at overall least cost and limit undesired impacts on PSE’s customers and shareholders; and
•	reduce power costs by extracting the value of the Company’s assets.

At March 31, 2007, the Company had a short-term asset of $14.9 million and a long-term asset of $3.4 million as well as a short-term liability of $0.6 million related to energy contracts designated as cash flow hedges that represent forward financial purchases of gas supply for electric generation from PSE-owned electric plants in future periods. These contracts were designated as qualifying cash flow hedges and a corresponding unrealized gain of $11.5 million, net of tax, was recorded in other comprehensive income. If it is determined that it is uneconomical to run the plants in the future period, the hedging relationship is ended and the cash flow hedge is de-designated and any unrealized gains and losses are recorded in the income statement. Gains and losses, when these de-designated cash flow hedges are settled, are recognized in energy costs and are included as part of the PCA mechanism.
At March 31, 2007, the Company had a short-term asset of $10.2 million and a short-term liability of $8.9 million related to the hedges of gas contracts to serve natural gas customers. All mark-to-market adjustments relating to the natural gas business have been reclassified to a deferred account due to the PGA mechanism. All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism. As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.
During the three months ended March 31, 2007, the Company recorded an increase in earnings of $5.8 million related to the reversal of a loss reserve for a physical delivered gas supply contract for electric generation that did not meet Normal Purchase Normal Sales (NPNS) or cash flow hedge criteria. The mark-to-market gain that was recorded is the difference between the forward market price of natural gas and the contract price for natural gas based on volumes purchased. As the contract gets closer to termination in June 2008, the gain will reverse due to settlement of the contract on a monthly basis and the mark-to-market value will decrease as long as the price for natural gas is at or near the current forward market prices of natural gas. A hypothetical 10.0% decrease in the market prices of natural gas and electricity would decrease the fair value of qualifying cash flow hedges and comprehensive income by $7.1 million after tax and would decrease the fair value of those contracts marked-to-market in earnings by $0.9 million after tax.

Credit Risk
The Company is exposed to credit risk primarily through buying and selling electricity and gas to serve its customers. Credit risk is the potential loss resulting from counterparty’s non-performance under an agreement. The Company manages credit risk with policies and procedures for, among other things, counterparty analysis, exposure measurement, exposure monitoring and exposure mitigation.
It is possible that extreme volatility in energy commodity prices could cause the Company to have sub-optimal credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2007, approximately 99% of the Company’s energy portfolio was rated investment grade or higher by Standard & Poor's Ratings Services and/or Moody's Investor Services, Inc.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable-rate notes and leases and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities. The Company utilizes commercial paper, line of credit facilities and accounts receivable securitization to meet short-term cash requirements. These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.
The ending balance in other comprehensive income related to the forward starting swaps and previously settled treasury lock contracts at March 31, 2007 was a net loss of $8.4 million after-tax and accumulated amortization. All financial hedge contracts of this type are reviewed by senior management and presented to the Securities Pricing Committee of the Board of Directors and are approved prior to execution.

Item 4.  Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the Chairman, President and Chief Executive Officer and the Senior Vice President Finance and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, the Chairman, President and Chief Executive Officer and the Senior Vice President Finance and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the Chairman, President and Chief Executive Officer and the Senior Vice President Finance and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, the Chairman, President and Chief Executive Officer and the Senior Vice President Finance and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
See the section titled “Proceedings Relating to the Western Power Market” under Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Report on Form 10-Q. Contingencies arising out of the normal course of the Company’s business exist at March 31, 2007. The ultimate resolution of these issues in part or in the aggregate is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 1A. Risk Factors
The following risk factor is an update to the previously disclosed risk factors by Puget Energy and PSE in their Form 10-K, Item 1A for the period ending December 31, 2006.

Costs of compliance with environmental, climate change, and endangered species laws are significant and the cost of compliance with new laws and regulations and the incurrence of associated liabilities could adversely affect PSE’s results of operations.
PSE’s operations are subject to extensive federal, state and local laws and regulations relating to environmental, climate change, and endangered species protection. To comply with these legal requirements, PSE must spend significant sums on measures including resource planning, remediation, monitoring, pollution control equipment, and emissions related abatement and fees. New environmental, climate change, and endangered species laws and regulations affecting PSE’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to PSE or its facilities, which may substantially increase environmental, climate change, and endangered species expenditures made by PSE in the future. Compliance with these or other future regulations could require significant capital expenditures by PSE and adversely affect PSE’s financial position, results of operations, cash flows and liquidity. In addition, PSE may not be able to recover all of its costs for such expenditures through electric and natural gas rates at current levels in the future.
With respect to endangered species laws, the listing or proposed listing of several species of salmon in the Pacific Northwest is causing a number of changes to the operations of hydroelectric generating facilities on Pacific Northwest rivers, including the Columbia River. These changes could reduce the amount, and increase the cost, of power generated by hydroelectric plants owned by PSE or in which PSE has an interest and increase the cost of the permitting process for these facilities.
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
Specific to climate change, Washington State has adopted both a renewable portfolio standard and greenhouse gas legislation (Governor Gregoire has indicated she intends to sign this bill), including a performance standard provision. Recent U.S. Supreme Court decisions related to climate change have also drawn greater attention to this issue at the federal, state, and local level. PSE cannot yet determine the costs of compliance with the recently enacted legislation.

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
PUGET SOUND ENERGY, INC.

/s/ James W. Eldredge
James W. Eldredge
Vice President, Corporate Secretary and Chief Accounting Officer

Date: May 3, 2007
Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX
The following exhibits are filed herewith:

12.1	Statement setting forth computation of ratios of earnings to fixed charges (2002 through 2006 and 12 months ended March 31, 2007) for Puget Energy.
12.2	Statement setting forth computation of ratios of earnings to fixed charges (2002 through 2006 and 12 months ended March 31, 2007) for PSE.
31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.