Form 10-Q
period 2007-08-06
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2007-08-06
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 OR

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

As of July 25, 2007, (i) the number of shares of Puget Energy, Inc. common stock outstanding was 117,024,977 ($.01 par value) and (ii) all of the outstanding shares of Puget Sound Energy, Inc. common stock were held by Puget Energy, Inc.

DEFINITIONS

ACO	Administrative Consent Order
AFUDC	Allowance for Funds Used During Construction
aMW	Average Megawatt
BPA	Bonneville Power Administration
CAISO	California Independent System Operator
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
GAAP	Generally Accepted Accounting Principles
IBEW	International Brotherhood of Electrical Workers
InfrastruX	InfrastruX Group, Inc.
IRP	Integrated Resource Plan
kWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NERC	North American Electric Reliability Corporation
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
PSE Funding	PSE Funding, Inc.
PTC	Production Tax Credit
Puget Energy	Puget Energy, Inc.
TBtu	Trillion British Thermal Unit
Tenaska	Tenaska Power Fund, L.P.
SFAS	Statement of Financial Accounting Standards
Washington Commission	Washington Utilities and Transportation Commission
WECC	Western Electricity Coordinating Council

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
Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed.  Puget Energy’s and PSE’s expectations, beliefs and projections are expressed in good faith and are believed by Puget Energy and PSE, as applicable, to have a reasonable basis, including without limitation management’s examination of historical operating trends, data contained in records and other data available from third parties.  However, there can be no assurance that Puget Energy’s and PSE’s expectations, beliefs or projections will be achieved or accomplished.
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

•
Failure to comply with new electric reliability standards developed by the North American Electric Reliability Corporation (NERC) for users, owners and operators of the power system, which could result in penalties of up to $1.0 million per day per violation;

•
Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, emissions, natural resources, and fish and wildlife (including the Endangered Species Act);

•	The ability to recover costs arising from changes in enacted federal, state or local tax laws through revenue in a timely manner;
•
Natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires and landslides, which can interrupt service and/or cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;

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

•	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
•	PSE electric or gas distribution system failure, which may impact PSE’s ability to deliver energy supply to its customers;
•	Changes in weather conditions in the Pacific Northwest, which could have effects on customer usage and PSE’s revenues, thus impacting net income;
•	Weather, which can have a potentially serious impact on PSE’s ability to procure adequate supplies of gas, fuel or purchased power to serve its customers and on the cost of procuring such supplies;
•	Variable hydro conditions, which can impact streamflow and PSE’s ability to generate electricity from hydroelectric facilities;
•	Plant outages, which can have an adverse impact on PSE’s expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive resource;
•	The ability of gas or electric plant to operate as intended;
•	The ability to renew contracts for electric and gas supply and the price of renewal;
•	Blackouts or large curtailments of transmission systems, whether PSE’s or others’, which can affect PSE’s ability to deliver power or natural gas to its customers and generating facilities;
•	The ability to restart generation following a regional transmission disruption;
•	Failure of the interstate gas pipeline delivering to PSE’s system, which may impact PSE’s ability to adequately deliver gas supply to its customers;
•
The amount of collection, if any, of PSE’s receivables from the California Independent System Operator (CAISO) and other parties and the amount of refunds found to be due from PSE to the CAISO or other parties;

•	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	General economic conditions in the Pacific Northwest, which might impact customer consumption or affect PSE’s accounts receivable;
•	The loss of significant customers or changes in the business of significant customers, which may result in changes in demand for PSE’s services;
•	The impact of acts of God, terrorism, flu pandemic or similar significant events;
•	Capital market conditions, including changes in the availability of capital or interest rate fluctuations;
•	Employee workforce factors, including strikes, work stoppages, availability of qualified employees or the loss of a key executive;
•	The ability to obtain insurance coverage and the cost of such insurance;
•	Future losses related to corporate guarantees provided by Puget Energy as a part of the sale of its InfrastruX subsidiary; and
•	The ability to maintain effective internal controls over financial reporting and operational processes.

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

PART I   FINANCIAL INFORMATION

Item 1.          Financial Statements
PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Electric	$435,261	$380,980	$962,880	$848,403
Gas	225,175	192,457	692,184	599,044
Non-utility operating revenues	702	954	9,979	5,092
Total operating revenues	661,138	574,391	1,665,043	1,452,539
Operating expenses:
Energy costs:
Purchased electricity	172,757	187,945	454,849	440,070
Electric generation fuel	23,726	14,292	49,784	35,876
Residential exchange	(17,562)	(38,670)	(52,040)	(95,303)
Purchased gas	139,055	118,362	449,702	385,041
Net unrealized (gain) loss on derivative instruments	1,536	(150)	(4,246)	825
Utility operations and maintenance	98,935	83,598	197,106	170,966
Non–utility expense and other	2,768	915	4,898	1,709
Depreciation and amortization	65,832	64,545	135,441	128,429
Conservation amortization	8,749	7,462	19,078	15,510
Taxes other than income taxes	63,294	54,199	150,363	133,938
Total operating expenses	559,090	492,498	1,404,935	1,217,061
Operating income	102,048	81,893	260,108	235,478
Other income (deductions):
Charitable foundation funding	--	(15,000)	--	(15,000)
Other income	6,223	6,786	10,987	10,127
Other expense	(2,829)	(781)	(3,861)	(2,258)
Interest charges:
AFUDC	2,943	3,027	5,361	5,049
Interest expense	(52,192)	(44,562)	(103,453)	(88,274)
Income from continuing operations before income taxes	56,193	31,363	169,142	145,122
Income tax expense	17,593	10,788	51,480	50,974
Income from continuing operations	38,600	20,575	117,662	94,148
Income from discontinued segment (net of tax)	12	32,954	12	51,901
Net income before cumulative effect of accounting change	38,612	53,529	117,674	146,049
Cumulative effect of implementation of accounting change (net of tax)	--	--	--	89
Net income	$38,612	$53,529	$117,674	$146,138
Common shares outstanding weighted average (in thousands)	116,659	115,907	116,567	115,817
Diluted shares outstanding weighted average (in thousands)	117,158	116,405	117,115	116,266
Basic earnings per common share before cumulative effect of accounting change	$0.33	$0.18	$1.01	$0.81
Basic earnings per common share from discontinued operations	--	0.28	--	0.45
Cumulative effect from accounting change	--	--	--	--
Basic earnings per common share	$0.33	$0.46	$1.01	$1.26
Diluted earnings per common share before cumulative effect of accounting change	$0.33	$0.18	$1.00	$0.81
Diluted earnings per common share from discontinued operations	--	0.28	--	0.45
Cumulative effect from accounting change	--	--	--	--
Diluted earnings per common share	$0.33	$0.46	$1.00	$1.26

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$38,612	$53,529	$117,674	$146,138
Other comprehensive income, net of tax at 35%:
Foreign currency translation adjustment, net of tax of $0, $(167), $0 and $(176), respectively	--	(311)	--	(327)
Unrealized gain from pension and postretirement plans, net of tax of $642, $78, $1,285 and $78, respectively	1,193	145	2,386	145
Net unrealized gains (losses) on derivative instruments during the period, net of tax of $(7,465), $(2,684), $(5,551) and $(9,646), respectively	(13,863)	(4,984)	(10,309)	(17,914)
Reversal of net unrealized gains (losses) on derivative instruments settled during the period, net of tax of $(585), $(5,345), $1,068 and $(5,323), respectively	(1,086)	(9,926)	1,984	(9,885)
Amortization of cash flow hedge contracts to earnings, net of tax of $43, $102, $86 and $206, respectively	79	190	159	382
Settlement of cash flow hedge contracts net of tax of $0, $7,463, $0 and $7,463, respectively	--	13,860	--	13,860
Deferral of cash flow hedges related to the power cost adjustment mechanism, net of tax of $0, $375, $0 and $3,366, respectively	--	696	--	6,252
Comprehensive loss	(13,677)	(330)	(5,780)	(7,487)
Comprehensive income	$24,935	$53,199	$111,894	$138,651

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	June 30, 2007 (Unaudited)	December 31, 2006
Utility plant: (at original cost, including construction work in progress of $264,747 and $206,459, respectively)
Electric	$5,787,328	$5,334,368
Gas	2,231,505	2,146,048
Common plant	475,210	458,262
Less: Accumulated depreciation and amortization	(3,067,420)	(2,757,632)
Net utility plant	5,426,623	5,181,046
Other property and investments	154,307	151,462
Current assets:
Cash	16,515	28,117
Restricted cash	4,744	839
Accounts receivable, net of allowance for doubtful accounts	224,029	253,613
Secured pledged accounts receivable	50,000	110,000
Unbilled revenues	96,104	202,492
Purchased gas adjustment receivable	--	39,822
Materials and supplies, at average cost	60,136	43,501
Fuel and gas inventory, at average cost	95,807	115,752
Unrealized gain on derivative instruments	20,120	16,826
Prepayments and other	34,960	9,228
Deferred income taxes	4,281	1,175
Total current assets	606,696	821,365
Other long-term assets:
Restricted cash	--	3,814
Regulatory asset for deferred income taxes	104,847	115,304
Regulatory asset for PURPA contract buyout costs	154,230	167,941
Unrealized gain on derivative instruments	254	6,934
Power cost adjustment mechanism	3,569	6,357
Other	638,814	611,816
Total other long-term assets	901,714	912,166
Total assets	$7,089,340	$7,066,039

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES

	June 30, 2007 (Unaudited)	December 31, 2006
Capitalization:
Common shareholders’ investment:
Common stock $0.01 par value, 250,000,000 shares authorized, 117,017,566 and 116,576,636 shares outstanding, respectively	$1,170	$1,166
Additional paid-in capital	1,978,697	1,969,032
Earnings reinvested in the business	231,839	172,529
Accumulated other comprehensive loss, net of tax at 35%	(32,478)	(26,698)
Total shareholders’ equity	2,179,228	2,116,029
Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption	1,889	1,889
Junior subordinated note	250,000	--
Junior subordinated debentures of the corporation payable to a subsidiary trust holding mandatorily redeemable preferred securities	--	37,750
Long-term debt	2,458,360	2,608,360
Total redeemable securities and long-term debt	2,710,249	2,647,999
Total capitalization	4,889,477	4,764,028
Current liabilities:
Accounts payable	206,013	379,579
Short-term debt	289,854	328,055
Current maturities of long-term debt	175,000	125,000
Accrued expenses:
Purchased gas liability	41,604	--
Taxes	63,381	54,977
Salaries and wages	22,392	32,122
Interest	44,012	36,915
Unrealized loss on derivative instruments	39,037	70,596
Other	52,152	43,889
Total current liabilities	933,445	1,071,133
Long-term liabilities:
Deferred income taxes	754,440	745,095
Unrealized loss on derivative instruments	1,325	415
Other deferred credits	510,653	485,368
Total long-term liabilities	1,266,418	1,230,878
Total capitalization and liabilities	$7,089,340	$7,066,039

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands, Unaudited)
	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$117,674	$146,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,441	128,429
Deferred income taxes and tax credits, net	19,809	(25,138)
Net unrealized (gain) loss on derivative instruments	(4,246)	825
Amortization of gas pipeline capacity assignment	(5,411)	(5,267)
Impairment on InfrastruX investment	--	(7,269)
Gain on sale of InfrastruX	--	(29,764)
Cash collateral paid from energy suppliers	--	(19,950)
Decrease in residential exchange program	(25,673)	(7,529)
Cash receipt from lease purchase option settlement	18,909	--
Chelan PUD contract initiation prepayment	--	(89,000)
Power cost adjustment mechanism	2,788	--
Storm damage deferred costs	(16,359)	(4,453)
Other	8,514	14,201
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	195,971	190,636
Materials and supplies	(16,635)	(2,229)
Fuel and gas inventory	19,945	3,420
Prepayments and other	(25,730)	(4,470)
Purchased gas adjustment receivable/payable	81,425	(5,638)
Accounts payable	(168,806)	(163,262)
Taxes payable	8,404	(50,081)
Accrued expenses and other	(116)	2,392
Net cash provided by operating activities	345,904	71,991
Investing activities:
Construction and capital expenditures - excluding equity AFUDC	(375,677)	(310,663)
Energy efficiency expenditures	(18,464)	(13,846)
Refundable cash received for customer construction projects	9,179	7,739
Restricted cash	(91)	(3,703)
Gross proceeds from sale of InfrastruX, net of cash disposed	--	263,575
Other	1,394	3,363
Net cash used by investing activities	(383,659)	(53,535)
Financing activities:
Change in short-term debt and leases, net	(38,201)	148,656
Dividends paid	(52,653)	(51,984)
Payments to minority shareholders of InfrastruX	--	(10,451)
Issuance of common stock	3,510	3,411
Issuance of bonds and notes	250,000	250,000
Redemption of trust preferred stock	(37,750)	(200,000)
Redemption of bonds, notes and leases	(100,000)	(183,358)
Settlement of cash flow hedge of interest rate derivative	--	21,323
Issuance and redemption costs of bonds and other	1,247	(2,548)
Net cash provided by financing activities	26,153	(24,951)
Net decrease in cash	(11,602)	(6,495)
Cash at beginning of year	28,117	22,897
Cash at end of period	$16,515	$16,402
Supplemental cash flow information:
Cash paid for interest (net of capitalized interest)	$91,666	$92,358
Income taxes paid	23,000	77,346

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Electric	$435,261	$380,980	$962,880	$848,403
Gas	225,175	192,457	692,184	599,044
Non-utility operating revenues	702	954	9,979	5,092
Total operating revenues	661,138	574,391	1,665,043	1,452,539
Operating expenses:
Energy costs:
Purchased electricity	172,757	187,945	454,849	440,070
Electric generation fuel	23,726	14,292	49,784	35,876
Residential exchange	(17,562)	(38,670)	(52,040)	(95,303)
Purchased gas	139,055	118,362	449,702	385,041
Unrealized (gain) loss on derivative instruments	1,536	(150)	(4,246)	825
Utility operations and maintenance	98,935	83,598	197,106	170,966
Non-utility expense and other	2,609	468	4,576	725
Depreciation and amortization	65,832	64,545	135,441	128,429
Conservation amortization	8,749	7,462	19,078	15,510
Taxes other than income taxes	63,294	54,199	150,363	133,938
Total operating expenses	558,931	492,051	1,404,613	1,216,077
Operating income	102,207	82,340	260,430	236,462
Other income (deductions):
Other income	6,223	6,431	10,985	9,771
Other expense	(2,829)	(781)	(3,861)	(2,258)
Interest charges:
AFUDC	2,943	3,027	5,361	5,049
Interest expense	(52,192)	(44,562)	(103,453)	(88,274)
Interest expense on Puget Energy note	(340)	(122)	(674)	(121)
Income before income taxes	56,012	46,333	168,788	160,629
Income tax expense	17,654	16,233	51,652	56,779
Net income before cumulative effect of accounting change	$38,358	$30,100	$117,136	$103,850
Cumulative effect of implementation of accounting change (net of tax)	--	--	--	89
Net income	$38,358	$30,100	$117,136	$103,939

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$38,358	$30,100	$117,136	$103,939
Other comprehensive income, net of tax at 35%:
Unrealized gain from pension and postretirement plans, net of tax of $642, $78, $1,285 and $78, respectively	1,193	145	2,386	145
Net unrealized gains (losses) on derivative instruments during the period, net of tax of $(7,465), $(2,684), $(5,551) and $(9,646), respectively	(13,863)	(4,984)	(10,309)	(17,914)
Reversal of net unrealized gains (losses) on derivative instruments settled during the period, net of tax of $(585), $(5,345), $1,068 and $(5,323), respectively	(1,086)	(9,926)	1,984	(9,885)
Amortization of cash flow hedge contracts to earnings, net of tax of $43, $102, $86 and $206, respectively	79	190	159	382
Settlement of cash flow hedge contracts net of tax of $0, $7,463, $0 and $7,463, respectively	--	13,860	--	13,860
Deferral of cash flow hedges related to the power cost adjustment mechanism, net of tax of $0, $375, $0 and $3,366, respectively	--	696	--	6,252
Comprehensive loss	(13,677)	(19)	(5,780)	(7,160)
Comprehensive income	$24,681	$30,081	$111,356	$96,779

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	June 30, 2007 (Unaudited)	December 31, 2006
Utility plant: (at original cost, including construction work in progress of $264,747 and $206,459, respectively)
Electric	$5,787,328	$5,334,368
Gas	2,231,505	2,146,048
Common plant	475,210	458,262
Less: Accumulated depreciation and amortization	(3,067,420)	(2,757,632)
Net utility plant	5,426,623	5,181,046
Other property and investments	154,307	151,462
Current assets:
Cash	16,208	28,092
Restricted cash	841	839
Accounts receivable, net of allowance for doubtful accounts	224,029	253,613
Secured pledged accounts receivable	50,000	110,000
Unbilled revenues	96,104	202,492
Purchased gas adjustment receivable	--	39,822
Materials and supplies, at average cost	60,136	43,501
Fuel and gas inventory, at average cost	95,807	115,752
Unrealized gain on derivative instruments	20,120	16,826
Prepayments and other	34,385	8,659
Deferred income taxes	4,281	1,175
Total current assets	601,911	820,771
Other long-term assets:
Regulatory asset for deferred income taxes	104,847	115,304
Regulatory asset for PURPA contract buyout costs	154,230	167,941
Unrealized gain on derivative instruments	254	6,934
Power cost adjustment mechanism	3,569	6,357
Other	638,688	611,598
Total other long-term assets	901,588	908,134
Total assets	$7,084,429	$7,061,413

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES

	June 30, 2007 (Unaudited)	December 31, 2006
Capitalization:
Common shareholder’s investment:
Common stock ($10 stated value) - 150,000,000 shares authorized, 85,903,791 shares outstanding	$859,038	$859,038
Additional paid-in capital	999,914	996,737
Earnings reinvested in the business	327,687	263,206
Accumulated other comprehensive loss, net of tax at 35%	(32,478)	(26,698)
Total shareholder’s equity	2,154,161	2,092,283
Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption	1,889	1,889
Junior subordinated note	250,000	--
Junior subordinated debentures of the corporation payable to a subsidiary trust holding mandatorily redeemable preferred securities	--	37,750
Long-term debt	2,458,360	2,608,360
Total redeemable securities and long-term debt	2,710,249	2,647,999
Total capitalization	4,864,410	4,740,282
Current liabilities:
Accounts payable	206,130	379,494
Short-term debt	289,854	328,055
Short-term note owed to Puget Energy	24,467	24,303
Current maturities of long-term debt	175,000	125,000
Accrued expenses:
Purchased gas liability	41,604	--
Taxes	64,179	55,365
Salaries and wages	22,392	31,591
Interest	44,123	37,031
Unrealized loss on derivative instruments	39,037	70,596
Other	52,150	43,889
Total current liabilities	958,936	1,095,324
Long-term liabilities:
Deferred income taxes	758,150	749,033
Unrealized loss on derivative instruments	1,325	415
Other deferred credits	501,608	476,359
Total long-term liabilities	1,261,083	1,225,807
Total capitalization and liabilities	$7,084,429	$7,061,413

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$117,136	$103,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,441	128,429
Deferred income taxes and tax credits, net	19,580	(11,562)
Net unrealized (gain) loss on derivative instruments	(4,246)	825
Amortization of gas pipeline capacity assignment	(5,411)	(5,267)
Cash collateral paid from energy suppliers	--	(19,950)
Decrease in residential exchange program	(25,673)	(7,529)
Cash receipt from lease purchase option settlement	18,909	--
Chelan PUD contract initiation payment	--	(89,000)
Power cost adjustment mechanism	2,788	--
Storm damage deferred costs	(16,359)	(4,453)
Other	8,374	28,851
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	195,971	206,759
Materials and supplies	(16,635)	(3,146)
Fuel and gas inventory	19,945	3,420
Prepayments and other	(25,726)	(1,785)
Purchased gas adjustment receivable/payable	81,425	(5,638)
Accounts payable	(168,605)	(165,884)
Taxes payable	8,814	(53,214)
Accrued expenses and other	410	7,479
Net cash provided by operating activities	346,138	112,274
Investing activities:
Construction expenditures - excluding equity AFUDC	(375,677)	(306,387)
Energy efficiency expenditures	(18,464)	(13,846)
Refundable cash received for customer construction projects	9,179	7,739
Restricted cash	(2)	(3)
Other	1,394	3,466
Net cash used by investing activities	(383,570)	(309,031)
Financing activities:
Change in short-term debt, net	(38,201)	168,099
Loan from Puget Energy	164	--
Dividends paid	(52,654)	(57,411)
Investment from Puget Energy	2,740	62,986
Issuance of bonds and notes	250,000	250,000
Redemption of trust preferred stock	(37,750)	(200,000)
Redemption of bonds and notes	(100,000)	(46,000)
Settlement of cash flow hedge interest rate derivative	--	21,323
Issuance and redemption cost of bonds and other	1,249	(2,598)
Net cash provided by financing activities	25,548	196,399
Net decrease in cash	(11,884)	(358)
Cash at beginning of year	28,092	16,709
Cash at end of period	$16,208	$16,351
Supplemental cash flow information:
Cash paid for interest (net of capitalized interest)	$91,666	$88,958
Income taxes paid	23,000	77,346

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy, Inc. (Puget Energy) is a holding company that owns Puget Sound Energy, Inc. (PSE) and until May 7, 2006, InfrastruX Group, Inc. (InfrastruX).  PSE is a public utility incorporated in the state of Washington that furnishes electric and gas services in a territory covering 6,000 square miles, primarily in the Puget Sound region.
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
The consolidated financial statements contained in this Form 10-Q are unaudited.  In the respective opinions of the management of Puget Energy and PSE, all adjustments necessary for a fair statement of the results for the interim periods have been reflected and were of a normal recurring nature.  These condensed financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE Report on Form 10-K for the year ended December 31, 2006.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
PSE collected Washington State excise taxes (which are a component of general retail rates) and municipal taxes of $48.2 million and $122.9 million for the three and six months ended June 30, 2007, respectively, and $40.6 million and $105.2 million for the three and six months ended June 30, 2006, respectively.  The Company’s policy is to report such taxes on a gross basis in operating revenues and taxes other than income taxes in the accompanying consolidated statements of income.

(2)	Earnings per Common Share (Puget Energy Only)

    Puget Energy’s basic earnings per common share have been computed based on weighted average common shares outstanding of 116,659,000  and 116,567,000 for the three and six months ended June 30, 2007, respectively, and 115,907,000 and 115,817,000 for the three and six months ended June 30, 2006, respectively.
Puget Energy’s diluted earnings per common share have been computed based on weighted average common shares outstanding and issuable upon exercise of options or expiration of vesting periods of 117,158,000 and 117,115,000 for the three and six months ended June 30, 2007, respectively, and 116,405,000 and 116,266,000 for the three and six months ended June 30, 2006, respectively.  These shares include the dilutive effect of securities related to employee and director equity plans.

(3)	Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value.  The Company enters into contracts to manage its energy resource portfolio and interest rate exposure including forward physical and financial contracts, option contracts and swaps.  The majority of these contracts qualify for the normal purchase normal sale (NPNS) exception to derivative accounting rules provided they meet certain criteria.  Generally, NPNS applies if PSE deems the counterparty creditworthy, if the counterparty owns or controls energy resources within the western region to allow for physical delivery of the energy and if the transaction is within PSE’s forecasted load requirements and adjusted from time to time.  Those contracts that do not meet NPNS exception or cash flow hedge criteria are marked-to-market to current earnings in the income statement, subject to deferral under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” for energy related derivatives due to the Power Cost Adjustment (PCA) mechanism and Purchased Gas Adjustment (PGA) mechanism.
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
The following tables present the impact of changes in the market value of derivative instruments not meeting NPNS or cash flow hedge criteria to the Company’s earnings during the three and six months ended June 30, 2007 and June 30, 2006:

(Dollars in millions) Three Months Ended June 30,	2007	2006	Change
Increase (decrease) in earnings	$ (1.5)	$ 0.2	$ (1.7)

(Dollars in millions) Six Months Ended June 30,	2007	2006	Change
Increase (decrease) in earnings	$ 4.2	$ (0.8)	$ 5.0

         The Company recorded a decrease of $1.5 million and an increase of $4.2 million in earnings during the three and six months ended June 30, 2007, respectively, primarily due to the change in the mark-to-market valuation of a physically delivered gas supply contract for electric generation that did not meet NPNS or cash flow hedge criteria.  The mark-to-market valuation in 2007 primarily relates to a physical contract reserve that was released on a contract due to improved credit of a counterparty.  At June 30, 2007, the Company deferred a net unrealized day one loss of $10.0 million related to a three and a half year locational power exchange contract.  The fair value of the exchange contract was based on a propriety model.  The deferred loss will be amortized over the term of the contract based upon the power exchanged.  Any future changes in the mark-to-market value will be recorded through the income statement.  The contract has an economic benefit to the Company over its term and will help ease electric transmission congestion across the Cascade Mountains during winter months as PSE will take delivery of energy at a location that interconnects with PSE’s transmission system in Western Washington.  At the same time, PSE will make available the same quantities of power at the Mid-Columbia trading hub location.
The amount of net unrealized gain (loss), net of tax, related to the Company’s cash flow hedges under SFAS No. 133 consisted of the following at June 30, 2007 and December 31, 2006:

(Dollars in millions)	June 30, 2007	December 31, 2006
Other comprehensive income – unrealized gain (loss)	$ (3.4)	$ 4.9

The Company’s energy derivative contracts designated as cash flow hedges that represent forward financial purchases of natural gas supply for electric generation from PSE-owned electric plants in future periods at June 30, 2007 and December 31, 2006 are presented below:

	Electric Derivatives
(Dollars in millions)	June 30, 2007	December 31, 2006
Short-term asset	$11.0	$9.2
Long-term asset	0.2	6.8
Total assets	$11.2	$16.0

Short-term liability	$15.5	$8.0
Long-term liability	1.0	0.4
Total liabilities	$16.5	$8.4

If it is determined that it is uneconomical to run the plants in the future period, the hedging relationship is ended and the cash flow hedge is de-designated and any unrealized gains and losses are recorded in the income statement.  Gains and losses are recognized in energy costs and are included as part of the PCA mechanism when these de-designated cash flow hedges are settled.
The following table presents derivative hedges of natural gas contracts to serve natural gas customers at June 30, 2007 and December 31, 2006:

	Gas Derivatives
(Dollars in millions)	June 30, 2007	December 31, 2006
Short-term asset	$4.9	$6.7
Long-term asset	--	0.1
Total assets	$4.9	$6.8

Short-term liability	$23.5	$61.6
Long-term liability	0.3	--
Total liabilities	$23.8	$61.6

Due to the PGA mechanism, mark-to-market adjustments relating to the natural gas business have been reclassified to a deferred account in accordance with SFAS No. 71.  The PGA mechanism passes increases and decreases in the cost of natural gas supply to customers.  As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.
At June 30, 2007, a portion of the ending balance in other comprehensive income relates to previously settled treasury interest rate swap contracts which gave rise to a loss of $8.3 million after-tax and accumulated amortization.

(4)	Discontinued Operations and Corporate Guarantees (Puget Energy Only)

On May 7, 2006, Puget Energy sold InfrastruX to an affiliate of Tenaska Power Fund, L.P. (Tenaska).  Puget Energy accounted for InfrastruX as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in 2006.
As part of the transaction, Puget Energy made certain representations and warranties concerning InfrastruX.  Puget Energy obtained a representation and warranty insurance policy and deposited $3.7 million into an escrow account to serve as retention under the policy.  At June 30, 2007, restricted cash in the escrow account was $3.9 million, which is included in Puget Energy’s balance sheets, representing management’s estimate of the aggregate fair value of Puget Energy’s maximum risk of loss related to those representations and warranties.  Should Tenaska make any such claims against Puget Energy, payment for the claims would be made from the escrow account.  The representation and warranty obligation expires May 7, 2008.
Puget Energy also agreed to indemnify Tenaska for certain costs and expenses incurred after closing by InfrastruX related to an investigation of one of InfrastruX’s subsidiary companies.  Under the indemnity agreement, Puget Energy is also liable for refunding a portion of the purchase price paid by Tenaska for InfrastruX if the subsidiary does not achieve certain operating results during the measurement year.  The maximum obligation of Puget Energy for defense costs and a refund of a portion of the purchase price is capped at $15.0 million.  Tenaska has notified Puget Energy that 2008 will be the measurement year for purposes of calculating the potential purchase price refund obligation.  At June 30, 2007, a liability in the amount of $5.0 million is included in the accompanying balance sheets; that amount represents Puget Energy’s estimate of the fair value of the amount potentially payable using a probability-weighted approach to a range of future cash flows.  The obligation expires May 7, 2011.
Puget Energy’s accounting policy for its representations and warranties loss reserve and the indemnity agreement is to reduce the loss reserve only when the guarantee expires or is settled.  Any increase to the loss reserves subsequent to the initial recognition would be determined if it is probable that a future event will occur confirming the additional loss and the amount of the additional loss can be reasonably estimated in accordance with SFAS No. 5, “Accounting for Contingencies.”
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
The following table summarizes Puget Energy’s income from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2007	2006	2007	2006
Revenues	$--	$46,504	$--	$138,573
Operating expenses (including interest expense)	--	(40,735)	--	(128,634)
Pre-tax income	--	5,769	--	9,939
Income tax expense	--	(2,260)	--	(3,516)
Puget Energy carrying value adjustment of InfrastruX	--	--	--	7,269
Puget Energy cost of sale related to InfrastruX, net of tax	--	--	--	(937)
Puget Energy deferred tax basis adjustment of InfrastruX	--	--	--	9,966
Gain on sale, net of tax	12	29,764	12	29,764
Minority interest in income of discontinued operations	--	(319)	--	(584)
Income from discontinued operations	$12	$32,954	$12	$51,901

In accordance with SFAS No. 144, InfrastruX discontinued depreciation and amortization of its assets effective February 8, 2005.  This discontinuation of depreciation and amortization resulted in $6.7 million ($4.3 million after-tax) lower depreciation and amortization expense than otherwise would have been recorded as continuing operations for the six months ended June 30, 2006.  Puget Energy did not record any amortization expense related to the intangible assets of InfrastruX in 2006.

(5)	Retirement Benefits

The Company has a defined benefit pension plan with a cash balance feature covering substantially all PSE employees.  Benefits are a function of age, salary and service.  Puget Energy also maintains a non-qualified supplemental retirement plan for officers and certain director-level employees.
The following table summarizes the net periodic benefit cost for the three months ended June 30:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$3,392	$3,061	$91	$85
Interest cost	6,686	6,163	379	358
Expected return on plan assets	(9,679)	(9,434)	(205)	(182)
Amortization of prior service cost	511	586	134	134
Recognized net actuarial (gain) loss	1,420	1,246	(56)	(127)
Amortization of transition obligation	--	--	105	105
Net periodic benefit cost	$2,330	$1,622	$448	$373

  The following table summarizes the net periodic benefit cost for the six months ended June 30:

	Pension Benefits		Other Benefits
(Dollars in thousands)	2007	2006	2007	2006
Service cost	$6,655	$6,122	$183	$171
Interest cost	13,256	12,329	759	716
Expected return on plan assets	(19,429)	(18,869)	(410)	(363)
Amortization of prior service cost	1,021	1,171	267	267
Recognized net actuarial (gain) loss	2,594	2,499	(112)	(254)
Amortization of transition obligation	--	--	209	209
Net periodic benefit cost	$4,097	$3,252	$896	$746

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected contributions by the Company to fund the pension and other benefits plans for the year ending December 31, 2007 to be $4.5 million and $0.3 million, respectively.  During the three and six months ended June 30, 2007, the actual cash contributions to the pension plans were $0.4 million and $0.9 million, respectively.  Based on this activity, the Company anticipates contributing an additional $3.6 million to the Company’s non-qualified pension plan in 2007.  The full amount of the pension plan funding for 2007 is for the Company’s non-qualified supplemental retirement plan.
During the three and six months ended June 30, 2007, actual other post-retirement medical benefit plan contributions were less than $0.2 million and $0.7 million, respectively, and the Company does not expect to make additional contributions for the remaining period of 2007.
On June 20, 2007, the International Brotherhood of Electrical Workers (IBEW) ratified a collective bargaining agreement with PSE.  The collective bargaining agreement included changes to the Company’s subsidy for retiree medical insurance.  As of June 20, 2007, no new IBEW employees will receive a retiree medical subsidy at retirement.  Current IBEW employees with less than five years of service will no longer receive a subsidy at retirement and those employees with more than one year of service but less than five years of service will receive a one-time cash payment that varies depending on the years of employment with PSE.  Current IBEW employees with five or more years of service have a one-time opportunity to elect a cash payment in lieu of continuing eligibility for the retiree medical subsidy.  Once elections are known, PSE will record a curtailment gain or loss in the third quarter of 2007.  The Company does not expect the curtailment gain or loss to be material to its financial statements in 2007.

(6)	Income Taxes

In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 requires the use of a two-step approach for recognizing and measuring tax positions taken or expected to be taken in a tax return.  First, a tax position should only be recognized when it is more likely than not, based on technical merits, that the position will be sustained upon examination by the taxing authority.  Second, a tax position that meets the recognition threshold should be measured at the largest amount that has a greater than 50% likelihood of being sustained.
FIN 48 was effective for the Company as of January 1, 2007.  As of the date of adoption, the Company had no material unrecognized tax benefits but accrued $6.6 million in interest expense related to tax deductions for certain capitalized internal labor and related overhead costs previously deducted before repayment in 2005 and 2006.  Additionally, the Company has accrued $0.2 million and $0.6 million in interest expense for the three and six months ended June 30, 2007, respectively, related to the tax deductions for the capitalized internal labor and overheads.
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
            Based on prior Washington Utilities and Transportation Commission (Washington Commission) orders on this issue, it is management’s expectation that if the IRS is ultimately successful in challenging some portion of the deduction the Company could request rate recovery of the regulatory asset for the interest accrued.
            For federal income tax purposes, the Company has open tax years from 2001 through 2007.  The Company continues its policy of classifying interest and penalties as interest expense as other expense in the financial statements.

(7)	Regulation and Rates

On March 20, 2007, PSE submitted a Power Cost Only Rate Case (PCORC) filing to request approval of an updated power cost baseline rate beginning September 2007.  The PCORC filing also requested recovery of the Goldendale generating facility (Goldendale) ownership and operating costs through retail electric rates.  The requested electric rate increase is $64.7 million or 3.7% annually.  On May 23, 2007, PSE filed updated power costs due to changes in market conditions of natural gas and other costs which resulted in a revised proposed increase of $77.8 million or 4.4% annually.  On July 5, 2007, a settlement agreement in this PCORC rate case signed by PSE and certain other parties to the proceeding was filed with the Washington Commission.  The terms of the settlement agreement include an electric rate increase of $64.7 million.  Goldendale ownership and operating costs are agreed upon as prudent, thus allowing for recovery of the costs through electric retail rates and the parties agree to participate in a collaborative effort to examine the rules and procedures of the Washington Commission’s PCORC process.  On August 2, 2007, the Washington Commission approved the settlement agreement which provides for new electric rates effective on September 1, 2007.
On May 21, 2007, the Bonneville Power Administration (BPA) informed PSE and other investor-owned utilities that BPA was suspending payments related to its residential exchange program due to an adverse Ninth Circuit Court of Appeals (Ninth Circuit) decision of May 3, 2007.  The Ninth Circuit concluded in its decision that certain BPA actions in entering into residential exchange settlements in 2000 were not in accordance with the law.  BPA has suspended payments under the residential exchange program until final decisions by the Ninth Circuit are determined.  As a result of the BPA suspension of payment, PSE filed for suspension of the Residential Exchange Credit electric tariff which is a pass-through of the benefits of the Residential Exchange.  The Washington Commission approved the suspension of electric tariff effective June 7, 2007 to all residential and small farm customers.  As of June 30, 2007, PSE had provided residential and small farm customers more benefits under the residential exchange program than what BPA has reimbursed to PSE primarily due to the seasonal nature of electric energy used by PSE’s electric customers.  As such, PSE has a regulatory asset representing an amount receivable from its electric residential and small farm customers of $33.3 million.  Under Federal law, investor-owned utilities receiving residential exchange benefits must pass-through the benefits to their residential and small farm electric customers.
PSE has an accounting petition pending before the Washington Commission requesting deferred accounting treatment for amounts credited to customers under the Residential Exchange Credit electric tariff that have not been reimbursed by BPA.  The accounting petition is seeking approval of recording carrying costs on the deferred balance until the deferred balance is recovered from customers.  PSE is not currently accruing carrying costs on such balances.  Alternatively, PSE may seek recovery of the deferral through the pass-through electric rate tariff if the accounting petition is not approved.
In May 2007, the Washington Commission Staff alleged that PSE’s gas system service provider had violated certain Washington Commission recordkeeping rules.  The Washington Commission has since filed a complaint against PSE that includes Washington Commission Staff’s recommendation that PSE be assessed a $2.0 million regulatory penalty.  As of June 30, 2007, PSE management determined the penalty met the SFAS No. 5, “Accounting for Contingencies” criteria for recording a loss contingency and thus recorded a $2.0 million loss reserve.  The Washington Commission investigation is ongoing and a settlement conference is scheduled for mid-August 2007.
On April 11, 2007, the Washington Commission approved PSE’s petition for issuance of an accounting order that authorizes PSE to defer certain ownership and operating costs the Company will incur related to its purchase of Goldendale during the period prior to inclusion in PSE’s retail electric rates in the PCORC.  PSE established a regulatory asset of $7.0 million at June 30, 2007.  Deferrals will continue until new rates are approved in the PCORC proceeding, which is anticipated to be September 1, 2007.
On January 5, 2007, the Washington Commission issued its order in PSE’s electric general rate case filed in February 2006, approving a general rate decrease for electric customers of $22.8 million or 1.3% annually.  The rates for electric customers became effective beginning January 13, 2007.  In its order, the Washington Commission approved a weighted cost of capital of 8.4%, or 7.06% after-tax, and a capital structure that included 44.0% common equity with a return on equity of 10.4%.  The Washington Commission had earlier approved (on June 28, 2006) a PCORC increase of $96.1 million annually effective July 1, 2006.
On January 5, 2007, the Washington Commission also issued its order in PSE’s natural gas general rate case, granting an increase for gas customers of $29.5 million or 2.8% annually, effective January 13, 2007.
On June 20, 2002, the Washington Commission approved a PCA mechanism that becomes operative if PSE’s costs to provide customers’ electricity falls outside certain bands established in an electric rate case.  The cumulative maximum pre-tax earnings exposure due to power cost variations over the four-year period ended June 30, 2006 was limited to $40.0 million plus 1.0% of the excess.  In October 2005, the Washington Commission approved a shift to an annual PCA mechanism measurement period from January through December starting in 2007.  On January 5, 2007, the Washington Commission approved the PCA mechanism for continuation under the same annual graduated scale without a cumulative cap for excess power costs.  All significant variable power supply cost variables (hydroelectric and wind generation, market price for purchased power and surplus power, natural gas and coal fuel price, generation unit forced outage risk and transmission cost) are included in the PCA mechanism.

(8)	Litigation

Residential Exchange.  Petitioners in several actions in the Ninth Circuit against BPA asserted that BPA acted contrary to law in entering into a number of agreements, including the amended settlement agreement (and the May 2004 agreement) between BPA and PSE regarding the BPA Residential Purchase and Sale Program.  BPA rates used in such agreements between BPA and PSE for determining the amounts of money to be paid to PSE by BPA under such agreements during the period October 1, 2001 through September 30, 2006 have been confirmed, approved and allowed to go into effect by FERC.  Petitioners in several actions in the Ninth Circuit against BPA, also asserted that BPA acted contrary to law in entering into agreements in which the benefits received or to be received from BPA during the October 1, 2001 through September 30, 2006 period were based.  The parties to these various actions presented oral arguments to the Ninth Circuit in November 2005.  A number of parties have claimed that the BPA rates proposed or adopted in the BPA rate proceeding to develop BPA rates to be used in the agreements for determining the amounts of money to be paid to PSE by BPA during the period October 1, 2006 through September 30, 2009 are contrary to law and that BPA acted contrary to law or without authority in deciding to enter into, or in entering into or performing or implementing such agreements.  In June 2007, BPA requested FERC to continue a stay of FERC’s review of such rates in light of uncertainties created by the Ninth Circuit litigation.  It is not clear what impact, if any, development or review of such rates, review of such agreements and the above described Ninth Circuit litigation may have on PSE.
On May 3, 2007, the Ninth Circuit issued an opinion in Portland Gen. Elec. v. BPA, No. 01-70003, in which proceeding the actions of BPA in entering into settlement agreements, regarding the BPA Residential Purchase and Sale Program, with PSE and with other investor-owned utilities were challenged.  In this opinion, the Ninth Circuit granted petitions for review and held the settlement agreements entered into between BPA and the investor-owned utilities being challenged in that proceeding to be inconsistent with statute.  On May 3, 2007, the Ninth Circuit also issued an opinion in Golden Northwest Aluminum v. BPA, No. 03-73426, in which proceeding the petitioners sought review of BPA’s 2002-06 power rates.  In this opinion, the Ninth Circuit granted petitions for review and held that BPA unlawfully shifted onto its preference customers the costs of its settlements with the investor-owned utilities.  In May 2007, following the Ninth Circuit’s issuance of these opinions, BPA suspended payments to PSE under the amended settlement agreement (and the May 2004 agreement).  As the residential exchange benefits are a pass-through benefit, PSE currently cannot predict any cash flow impact from these discussions other than what has already been provided to customers.
Colstrip Matters.  In May 2003, approximately 50 plaintiffs brought an action against the owners of Colstrip which has since been amended to add additional claims.  The lawsuit alleges that certain domestic water wells, groundwater and the Colstrip water supply pond were contaminated by seepage from a Colstrip Units 1 & 2 effluent holding pond, that seepage from Colstrip Units 1 & 2 have decreased property values and that seepage from the Colstrip water supply pond caused structural damage to buildings and toxic mold.  Discovery is ongoing.  The trial is set for the first quarter 2008.  On March 29, 2007, a second complaint was filed on behalf of two ranch owners alleging damage due to the Colstrip Units 3 & 4 effluent holding pond.
In December 2003, the Environmental Protection Agency (EPA) issued an Administrative Consent Order (ACO) which alleged violation of the Clean Air Act permit at Colstrip since 1980.  The permit required Colstrip to submit, for review and approval by the EPA, an analysis and proposal for reducing emissions of nitrogen oxide to address visibility concerns upon the occurrence of certain triggering events.  The EPA asserts that regulations it promulgated in 1980 triggered this requirement.  Although Colstrip owners believe that the ACO was unfounded, the Colstrip owners entered into negotiations with the EPA and the Northern Cheyenne Tribe.  On May 14, 2007, the ACO was approved and deemed entered by the Montana Federal District Court.  The agreement requires installation of low nitrogen oxide equipment on Colstrip Units 3 & 4, payment of a non-material penalty and financing of an energy efficiency project on the Northern Cheyenne reservation.  The estimated total additional capital cost to PSE is $2.7 million.
On June 15, 2005, the EPA issued the Clean Air Visibility Rule to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide, particulate matter and nitrogen oxide controls for large units.  In February 2007, Colstrip was notified by EPA that Colstrip Units 1 & 2 were determined to be subject to the BART requirements and were required to submit a BART engineering analysis for Colstrip Units 1 & 2 in the third quarter of 2007.  PSE cannot yet determine the need for or costs of additional controls to comply with this rule, though any such costs could be significant and would most likely be capitalized to plant.
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
CPUC Decision.  Proceedings, including filings of requests for rehearing or further review, before the Ninth Circuit and/or FERC, continue to be stayed upon the Court’s own motion to allow for possible settlement discussions to proceed.  The matter is stayed until August 13, 2007.
Lockyer Case.  On June 18, 2007, the U.S. Supreme Court denied the petition that PSE and other energy sellers had submitted that sought Supreme Court review of the Ninth Circuit decision.  As such, this matter will be remanded to FERC for further proceedings, but not before August 13, 2007, when the stay of the mandate back to FERC expires.
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

On June 1, 2006, PSE entered into a revolving credit facility with its parent, Puget Energy, in the form of a Demand Promissory Note (Note).  Through the Note, PSE may borrow up to $30.0 million from Puget Energy, subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted average interest rate of (a) PSE’s outstanding commercial paper interest rate; (b) PSE’s senior unsecured revolving credit facility; or (c) the interest rate available under the receivable securitization facility of PSE Funding, Inc. (PSE Funding), a PSE subsidiary, which is the London Interbank Offered Rate (LIBOR) plus a marginal rate.  At June 30, 2007, the outstanding balance of the Note was $24.5 million and the interest rate was 5.5%.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

(10)	Financings

On June 1, 2007, PSE redeemed all remaining $37.8 million of its 8.231% Capital Trust Preferred Securities (classified as Junior Subordinated Debentures of the Corporation Payable to a Subsidiary Trust Holding Mandatorily Redeemable Preferred Securities on the balance sheet and referred to herein as “Securities”).  The purpose of the redemption was to reduce interest costs by retiring higher cost debt.  The Securities were redeemed at a 4.12% premium, or $39.3 million, plus accrued interest on the redemption date.
On June 4, 2007, PSE issued $250 million of Junior Subordinated Notes (Notes) due June 2067.  The Notes bear a fixed rate of interest for the first ten and a half years with interest payable semiannually in May and November of each year, after which the Notes will bear a variable rate of interest (3-month LIBOR plus 2.35%).  Proceeds were used to repay short-term debt, incurred in part to redeem the Securities.  The Notes are structured to be treated as debt by the IRS, yet they are considered to have equity-like characteristics by the credit rating agencies.  In addition, the Notes contain a call option feature and are callable in whole or in part by PSE on or after June 1, 2017.  They are presented on the balance sheet as a separate line item in the redeemable securities and long-term debt.
In March 2007, PSE entered into a five-year, $350 million credit agreement with a group of banks.  The agreement supports the Company’s energy hedging activities.  Pursuant to the Washington Commission order in PSE’s electric and gas general rate cases issued on January 5, 2007, the costs of this hedging credit facility will be recovered through the PCA and PGA mechanisms.  Under the terms of the credit agreement, PSE pays a floating interest rate on outstanding borrowings based either on the agent bank’s prime rate or on LIBOR plus a marginal rate based on PSE’s long-term credit rating at the time of borrowing.  The facility can also be used to provide letters of credit.  PSE pays a commitment fee on any unused portion of the credit agreement based on long-term credit ratings of PSE.
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

(11)	Other

FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R) requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements of the variable interest entity must be included in the consolidated financial statements of the business entity.  The Company has evaluated its power purchase agreements and determined that three counterparties during the six months ended June 30, 2007 may be considered variable interest entities.  Consistent with FIN 46R, PSE submitted requests for information to those parties; however, the parties have refused to submit to PSE the necessary information for PSE to determine whether they meet the requirements of a variable interest entity.  PSE also determined that it does not have a contractual right to such information.  PSE will continue to submit requests for information to the counterparties in accordance with FIN 46R.
For the three power purchase agreements that may be considered variable interest entities under FIN 46R, PSE is required to buy all the generation from these plants, subject to displacement by PSE, at rates set forth in the power purchase agreements.  If at any time the counterparties cannot deliver energy to PSE, PSE would have to buy energy in the wholesale market at prices which could be higher or lower than the power purchase agreement prices.  PSE’s purchased electricity expense for the three months ended June 30, 2007 and 2006 for these three entities was $30.6 million and $37.1 million, respectively.  PSE’s purchased electricity expense for the six months ended June 30, 2007 and 2006 for these three entities was $97.2 million and $95.9 million, respectively.
One of these counterparties, Sumas Cogeneration Company, LP (Sumas), delivered a letter to PSE on May 7, 2007, stating that it had sold its dedicated gas reserves to a third party and that it no longer intended to deliver energy to PSE through the remaining term of the contract, which expires on April 15, 2013.  The last energy delivered to PSE by Sumas occurred on March 15, 2007.  PSE and Sumas have initiated discussion relating to Sumas’ actions under the contract, but PSE cannot yet determine what may result from such discussions.
The EPA required states to produce regulations by November 15, 2006 to bring their mercury emissions in line with those mandated by the Clean Air Mercury Rule.  The Montana Board of Environmental Review approved the state’s regulation to limit mercury emissions from coal-fired plants on October 16, 2006.  The new rule takes a two-tiered approach to reducing mercury emissions, allowing power plants burning lower-quality lignite coal to release more emissions than plants burning cleaner sub-bituminous coal, such as Colstrip.  The new rule has a more stringent limit than the federal rule (0.9 lbs/Trillion British thermal unit (TBtu), instead of the federal 1.4 lbs/TBtu), but includes a cap-and-trade provision as well as alternative emission limits for plants that have tried to meet the new standards but have demonstrated that they cannot.  The Colstrip owners are still evaluating the potential impact of the new rule and have not determined whether the new rule will be appealed.
In November 2006, PSE’s Crystal Mountain Generation Station had an accidental release of approximately 18,000 gallons of diesel fuel.  PSE crews and consultants responded and worked with applicable state and federal agencies to control and remove the spilled diesel.  On July 11, 2007, PSE received a Notice of Completion for work performed pursuant to the Administrative Order for Removal from the EPA.  The Notice stated that PSE had met the requirements of the Order and the accompanying scope of work.  Total removal costs as of June 30, 2007 were approximately $12.0 million.  PSE estimates the total remediation cost to be approximately $15.0 million.  At June 30, 2007, PSE had an insurance receivable recorded in the amount of $12.6 million associated with this fuel spill.  PSE has also filed a petition with the Washington Commission to defer costs associated with the remediation effort.  The Washington Commission has not yet ruled on this matter.
On May 30, 2007, PSE agreed to extend the terms of the existing leases of its Bellevue corporate office complex from 10 years to 15 years.  PSE’s lease agreement included a one-time right to purchase the office complex.  PSE elected to monetize the value of this purchase option and negotiated for a cash payment of $18.9 million, net of transaction fees, in exchange for the removal of the purchase option.  PSE intends to file an accounting petition with the Washington Commission seeking deferred accounting treatment of the net proceeds and amortization of the net proceeds to match the near-term contractual lease payment increases.

(12)	New Accounting Pronouncements

In September 2006, FASB issued SFAS No, 157, “Fair Value Measurements”.  SFAS No. 157 establishes a common definition for fair value to be applied to GAAP, a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 which will be the calendar year beginning January 1, 2008 for the Company.  The Company is currently assessing the impact of SFAS No. 157 on its financial statements.

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

Overview

Puget Energy, Inc. (Puget Energy) is an energy services holding company and all of its operations are conducted through its subsidiary Puget Sound Energy, Inc. (PSE), a regulated electric and gas utility company.  Until May 7, 2006, Puget Energy owned a 90.9% interest in InfrastruX Group, Inc. (InfrastruX), a utility construction and services company that was sold to an affiliate of Tenaska Power Fund, L.P. (Tenaska).  Puget Energy is substantially dependent upon the results of PSE since PSE is its most significant asset.  PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution, generation and natural gas distribution.  Puget Energy’s business strategy is to generate stable earnings and cash flow by offering reliable electric and gas service in a cost effective manner through PSE.

Puget Sound Energy
PSE generates revenues from the sale of electric and gas services, mainly to residential and commercial customers within Washington State.  PSE’s operating revenues and associated expenses are not generated evenly during the year.  Variations in energy usage by consumers occur from season to season and from month to month within a season, primarily as a result of weather conditions.  PSE normally experiences its highest retail energy sales and subsequently higher power costs during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year.  Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter to quarter comparisons difficult.
As a regulated utility company, PSE is subject to Federal Energy Regulatory Commission (FERC) and Washington Utilities and Transportation Commission (Washington Commission) regulation which may impact a large array of business activities, including limitation of future rate increases related to retail rates, transmission rates and wholesale power sales; directed accounting requirements that could negatively impact earnings; licensing of PSE-owned generation facilities; and other FERC and Washington Commission directives that may impact PSE’s long-term goals.  In addition, PSE is subject to risks inherent to the utility industry as a whole, including weather changes affecting purchases and sales of energy; outages at owned and contracted generation plants where energy is obtained; storms or other events which can damage gas and electric distribution and transmission lines; wholesale market stability over time and significant evolving environmental legislation.
PSE’s main business objective is to provide reliable, safe and cost-effective energy to its customers.  To help accomplish this objective, PSE seeks to become more energy efficient and environmentally responsible in its energy supply portfolio.  PSE is continually exploring new electric-power resource generation and long-term purchase power agreements to meet this goal on an ongoing basis.  On February 21, 2007, PSE acquired the Goldendale generating facility (Goldendale), a 277 megawatt (MW) capacity natural gas generating facility in the state of Washington, from the Calpine Corporation through its bankruptcy proceeding.  PSE paid $120.0 million for such generating facility plus transaction costs totaling $2.4 million.  PSE is seeking recovery of related ownership and operating costs in a Power Cost Only Rate Case (PCORC) rate case filed on March 20, 2007 with the Washington Commission.  PSE filed a settlement agreement in the PCORC rate case on July 5, 2007 which approved the Goldendale acquisition.  PSE is awaiting approval from the Washington Commission on the matter.
On May 31, 2007, PSE filed its 2007 Integrated Resource Plan (IRP) with the Washington Commission.  The plan supports a strategy of diverse acquisitions to cost-effectively meet growing demand for energy and reduce carbon emissions.  According to the IRP, PSE can secure additional power supplies through heightened energy-efficiency efforts and expanded wind-power generation.  PSE believes that a cost-effective and environmentally responsible way to source generation will likely include additional natural gas-fired resources.
In August 2006, PSE announced the selection of seven projects for further discussion and possible negotiation as a result of the 2005 request for proposal process.  Of the seven, PSE has completed three, which include the purchase of Goldendale, the purchase of 150 MW of winter, on-peak energy under a four-year power purchase agreement which commences in 2008, and on July 12, 2007, the execution of a power purchase agreement for a portion of the output of Klondike Wind Power III, LLC, a wind-powered electric generating facility scheduled to be completed in fall 2007 in north-central Oregon.  Of the remaining four, PSE remains in discussion on one project and has discontinued discussions on the other three.

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

Results of Operations
Puget Energy
All the operations of Puget Energy are conducted through PSE and until May 7, 2006, InfrastruX.  Net income for the three months ended June 30, 2007 was $38.6 million on operating revenues of $661.1 million compared to net income of $53.5 million on operating revenues from continuing operations of $574.4 million for the same period in 2006.  Net income for 2006 includes the results of discontinued operations for InfrastruX.
Basic and diluted earnings per share for the three months ended June 30, 2007 were $0.33 compared to basic and diluted earnings per share for the three months ended June 30, 2006 of $0.46.  Included in the basic and diluted earnings per share for the three months ended June 30, 2006 were earnings per share related to discontinued operations of InfrastruX of $0.28.  Electric margin increased $32.6 million and gas margin increased $8.1 million for the three months ended June 30, 2007, compared to the same period in 2006.  Offsetting the increases in margin were an increase of $15.3 million related to utility operation and maintenance, a $1.9 million increase in non-utility operation and maintenance and other expenses, a $1.2 million increase in depreciation and amortization, an increase in other expenses of $2.0 million due to the accrual of a gas pipeline penalty proposed by Washington Commission Staff, a $7.9 million increase in interest expense due to higher debt levels, a decrease of $1.7 in the unrealized gain on derivative instruments and an increase in income taxes of $6.8 million.  Net income for the three months ended June 30, 2006 was positively impacted by income from discontinued operations from InfrastruX of $33.0 million (after-tax).  The income from discontinued operations for the three months ended June 30, 2006 includes a gain on disposal of $29.8 million (after-tax) resulting from the sale of InfrastruX.  The increase was partially offset by a charitable contribution of $15.0 million ($9.75 million after-tax) to the Puget Sound Energy Foundation (Foundation) formed on May 12, 2006.
For the six months ended June 30, 2007, Puget Energy’s net income was $117.7 million on operating revenues from continuing operations of $1.7 billion compared to net income of $146.1 million on operating revenues from continuing operations of $1.5 billion for the same period in 2006.  Basic and diluted earnings per share for the six months ended June 30, 2007 were $1.01 and $1.00, respectively, compared to basic and diluted earnings per share of $1.26 for the same period in 2006.
Net income for the six months ended June 30, 2007 was positively impacted by increased electric and gas margins of $27.4 million and $18.2 million, respectively, compared to the same period in 2006.  Net income was negatively impacted by an increase of $26.1 million related to utility operation and maintenance, an increase in depreciation and amortization of $7.0 million and a $15.4 million increase in interest expense due to increased debt levels.  Net income for the six months ended June 30, 2006 was positively impacted by income from discontinued operations of InfrastruX of $51.9 million (after-tax).  The income from discontinued operations for the six months ended June 30, 2006 included a gain on disposal of $29.8 million (after-tax) resulting from the sale of InfrastruX.  The increase was partially offset by the charitable contribution of $15.0 million ($9.75 million after-tax) by Puget Energy.

Puget Sound Energy
PSE’s operating revenues and associated expenses are not generated evenly during the year.  Variations in energy usage by customers occur from season to season and from month to month within a season, primarily as a result of weather conditions.  PSE normally experiences its highest retail energy sales and subsequently higher power costs during the winter heating season in the first and fourth quarters of the year, and its lowest sales in the third quarter of the year.  Power cost recovery is seasonal, with underrecovery normally in the first and fourth quarters and overrecovery in the second and third quarters.  Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter to quarter comparisons difficult.

Energy Margins
The following table displays the details of electric margin changes for the three months ended June 30, 2007 compared to the same period in 2006.  Electric margin is electric sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE’s service territory.

	Electric Margin
(Dollars in Millions) Three Months Ended June 30,	2007	2006	Change	Percent Change
Electric operating revenue[1]	$435.3	$381.0	$54.3	14.3%
Less: Other electric operating revenue	(15.8)	(16.4)	0.6	3.7
Add: Other electric revenue-gas supply resale	4.7	6.1	(1.4)	(23.0)
Total electric revenue for margin	424.2	370.7	53.5	14.4
Adjustments for amounts included in revenue:
Pass-through tariff items	(9.7)	(8.4)	(1.3)	(15.5)
Pass-through revenue-sensitive taxes	(29.0)	(24.8)	(4.2)	(16.9)
Net electric revenue for margin	385.5	337.5	48.0	14.2
Minus power costs:
Purchased electricity[1]	(172.8)	(187.9)	15.1	8.0
Electric generation fuel[1]	(23.7)	(14.3)	(9.4)	(65.7)
Residential exchange[1]	17.6	38.7	(21.1)	(54.5)
Total electric power costs	(178.9)	(163.5)	(15.4)	(9.4)
Electric margin[2]	$206.6	$174.0	$32.6	18.7%
____________________________
[1]	As reported on PSE’s Consolidated Statement of Income.
[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Electric margin increased $32.6 million for the three months ended June 30, 2007 compared to the same period in 2006 due to lower purchased electricity costs related to increased production of low cost hydroelectric power and company-owned generating facilities.  The PCORC rate increase of 5.9% effective July 1, 2006, net of a 1.3% general rate decrease effective January 13, 2007 increased electric margin by approximately $9.6 million due in part to the recovery of the Wild Horse wind project (Wild Horse).  In addition, a 1.8% increase in retail-sales volumes increased electric margin $2.6 million.  These increases were partially offset by a decrease in electric margin of $3.7 million due to an increase of production tax credits (PTCs) provided to customers.  PTCs provided to customers through lower rates are recovered through a lower effective tax rate.  Such favorable changes in the allocation of power costs between PSE and the customer may not be repeated in the future and should not be considered a recurring element in operating income for the quarter.
The Power Cost Adjustment (PCA) mechanism allows PSE to recover power costs according to certain terms.  The PCA mechanism was revised effective July 1, 2006 resulting in a shift in PSE’s power cost recovery between quarters and within the calendar year.  The increase in the second quarter 2007 electric margin reflects $23.5 million related to the PCA mechanism.  PSE overrecovered power costs under the PCA mechanism by $36.5 million in the second quarter 2007 compared to $13.0 million in the second quarter 2006.

The following table displays the details of electric margin changes for the six months ended June 30, 2007 compared to the same period in 2006.  Electric margin is electric sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE’s service territory.

	Electric Margin
(Dollars in Millions) Six Months Ended June 30,	2007	2006	Change	Percent Change
Electric operating revenue[1]	$962.9	$848.4	$114.5	13.5%
Less: Other electric operating revenue	(26.7)	(30.0)	3.3	11.0
Add: Other electric revenue-gas supply resale	6.4	12.0	(5.6)	(46.7)
Total electric revenue for margin	942.6	830.4	112.2	13.5
Adjustments for amounts included in revenue:
Pass-through tariff items	(20.9)	(17.0)	(3.9)	(22.9)
Pass-through revenue-sensitive taxes	(65.7)	(56.7)	(9.0)	(15.9)
Net electric revenue for margin	856.0	756.7	99.3	13.1
Minus power costs:
Purchased electricity[1]	(454.8)	(440.1)	(14.7)	(3.3)
Electric generation fuel[1]	(49.8)	(35.9)	(13.9)	(38.7)
Residential exchange[1]	52.0	95.3	(43.3)	(45.4)
Total electric power costs	(452.6)	(380.7)	(71.9)	(18.9)
Electric margin[2]	$403.4	$376.0	$27.4	7.3%
____________________________
[1]	As reported on PSE’s Consolidated Statement of Income.
[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Electric margin increased $27.4 million for the six months ended June 30, 2007 compared to the same period in 2006 due to lower purchased electricity related to the increased production from low-cost hydroelectric generation and company-owned generating facilities.  The PCORC rate increase of 5.9% effective July 1, 2006 net of a 1.3% general rate decrease effective January 13, 2007 increased electric margin by $16.9 million due in part to the recovery of Wild Horse.  In addition, a 2.4% increase in retail sales volumes increased electric margin by $7.7.  These increases were partially offset by a decrease in electric margin of $8.5 million due to an increase of PTCs provided to customers.  PTCs provided to customers through lower rates are recovered through a lower effective tax rate.
The PCA mechanism allows PSE to recover power costs according to certain terms.  The PCA mechanism was revised effective July 1, 2006 resulting in a shift in PSE’s power cost recovery between quarters and within the calendar year.  The increase in the second quarter 2007 electric margin reflects $23.5 million related to the PCA mechanism.  PSE overrecovered power costs under the PCA mechanism by $36.5 million in the second quarter 2007 compared to $13.0 million in the second quarter 2006.  In the first quarter 2007, PSE’s power cost underrecovery was $13.6 million.  During the first quarter 2006, power cost underrecovery did not affect earnings because PSE’s maximum exposure under the PCA mechanism was limited by a $40.0 million cap in effect during the period.  Therefore, PSE’s net power cost overrecovery for the six months ended June 30, 2007 was $22.9 million compared to $13 million for the same period in 2006, or $9.9 million related to the PCA mechanism.  Such favorable changes in the allocation of power costs between PSE and the customer may not be repeated in the future and should not be considered a recurring element in operating income.
The following table displays the details of gas margin changes for the three months ended June 30, 2007 compared to the same period in 2006.  Gas margin is gas sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of gas purchased, including gas transportation costs to bring gas to PSE’s service territory.

	Gas Margin
(Dollars in Millions) Three Months Ended June 30,	2007	2006	Change	Percent Change
Gas operating revenue[1]	$225.2	$192.5	$32.7	17.0%
Less: Other gas operating revenue	(4.4)	(4.3)	(0.1)	(2.3)
Total gas revenue for margin	220.8	188.2	32.6	17.3
Adjustments for amounts included in revenue:
Pass-through tariff items	(1.7)	(1.2)	(0.5)	(41.7)
Pass-through revenue-sensitive taxes	(19.1)	(15.8)	(3.3)	(20.9)
Net gas revenue for margin	200.0	171.2	28.8	16.8
Less: Purchased gas costs[1]	(139.1)	(118.4)	(20.7)	(17.5)
Gas margin[2]	$60.9	$52.8	$8.1	15.3%
____________________
[1]	As reported on PSE’s Consolidated Statement of Income.
[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Gas margin increased $8.1 million for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to a 2.8% general rate increase effective January 13, 2007 which increased gas margin $5.4 million, a 3.1% increase in gas therm volume sales which contributed $1.7 million to gas margin and change in customer usage and pricing which increased gas margin by $1.0 million.
The following table displays the details of gas margin changes for the six months ended June 30, 2007 compared to the same period in 2006.  Gas margin is gas sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of gas purchased, including gas transportation costs to bring gas to PSE’s service territory.

	Gas Margin
(Dollars in Millions) Six Months Ended June 30,	2007	2006	Change	Percent Change
Gas operating revenue[1]	$692.2	$599.0	$93.2	15.6%
Less: Other gas operating revenue	(9.2)	(8.6)	(0.6)	(7.0)
Total gas revenue for margin	683.0	590.4	92.6	15.7
Adjustments for amounts included in revenue:
Pass-through tariff items	(4.9)	(3.8)	(1.1)	(28.9)
Pass-through revenue-sensitive taxes	(57.1)	(48.5)	(8.6)	(17.7)
Net gas revenue for margin	621.0	538.1	82.9	15.4
Less: Purchased gas costs[1]	(449.7)	(385.0)	(64.7)	(16.8)
Gas margin[2]	$171.3	$153.1	$18.2	11.9%
_______________________
[1]	As reported on PSE’s Consolidated Statement of Income.
[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Gas margin increased $18.2 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to a 2.8% general rate increase effective January 13, 2007 which increased gas margin $12.6 million and a 3.6% gas therm volume sales increase which increased gas margin $5.5 million.

Electric Operating Revenues
The table below sets forth changes in electric operating revenues for PSE for the three months ended June 30, 2007 compared to the same period in 2006.

(Dollars in Millions) Three Months Ended June 30,	2007	2006	Change	Percent Change
Electric operating revenues:
Residential sales	$199.4	$167.1	$32.3	19.3%
Commercial sales	173.5	159.5	14.0	8.8
Industrial sales	25.1	24.2	0.9	3.7
Other retail sales, including unbilled revenue	(7.9)	(5.6)	(2.3)	(41.1)
Total retail sales	390.1	345.2	44.9	13.0
Transportation sales	2.4	2.7	(0.3)	(11.1)
Sales to other utilities and marketers	27.1	16.8	10.3	61.3
Other	15.7	16.3	(0.6)	(3.7)
Total electric operating revenues	$435.3	$381.0	$54.3	14.3%

Electric retail sales increased $44.9 million for the three months ended June 30, 2007 compared to the same period in 2006 due primarily to rate increases related to the PCORC rate increase of July 1, 2006 and increased retail sales volumes offset by the electric general rate decrease of January 13, 2007.  The electric tariff changes provided $18.4 million to electric operating revenues for the three months ended June 30, 2007 compared to the same period in 2006.  Retail electricity usage increased 86,835 megawatt hours (MWh) or 1.8% for the three months ended June 30, 2007 compared to the same period in 2006, which resulted in an increase of approximately $6.4 million in electric operating revenue.  The increase in electricity usage was primarily related to 2.4% higher average number of customers served in 2007 compared to 2006.  During the three month period ended June 30, 2007, the benefits of the Residential and Farm Energy Exchange Benefit credited to customers reduced electric operating revenues by $18.4 million compared to $40.5 million for the same period in 2006.  This credit also reduced power costs by a corresponding amount with no impact on earnings.  The Residential and Farm Energy Exchange Benefit was suspended to residential and small farm customers effective June 7, 2007 due to adverse rulings from the Ninth Circuit Court of Appeals (Ninth Circuit) which states that Bonneville Power Administration (BPA) actions in entering into residential exchange settlement agreements with investor owned utilities were not in accordance with the law.
Sales to other utilities and marketers increased $10.3 million for the three months ended June 30, 2007 compared to the same period in 2006 due to an increase in wholesale market prices in 2007 compared to 2006 partially offset by a decrease in sales volume of 147,774 MWh or 18.8%.

The table below sets forth changes in electric operating revenues for PSE for the six months ended June 30, 2007 compared to the same period in 2006.

(Dollars in Millions) Six Months Ended June 30,	2007	2006	Change	Percent Change
Electric operating revenues:
Residential sales	$491.4	$409.1	$82.3	20.1%
Commercial sales	373.0	342.2	30.8	9.0
Industrial sales	52.3	50.5	1.8	3.6
Other retail sales, including unbilled revenue	(31.6)	(21.4)	(10.2)	(47.7)
Total retail sales	885.1	780.4	104.7	13.4
Transportation sales	4.8	5.4	(0.6)	(11.1)
Sales to other utilities and marketers	46.3	32.6	13.7	42.0
Other	26.7	30.0	(3.3)	(11.0)
Total electric operating revenues	$962.9	$848.4	$114.5	13.5%

Electric retail sales increased $104.7 million for the six months ended June 30, 2007 compared to the same period in 2006 due primarily to rate increases related to the PCORC rate increase of July 1, 2006 offset by the electric general rate decrease of January 13, 2007 and increased retail sales volumes.  The electric tariff changes provided $36.7 million to electric operating revenues for the six months ended June 30, 2007 compared to the same period in 2006.  Retail electricity usage increased 258,637 MWh or 2.4% for the six months ended June 30, 2007 compared to the same period in 2006, which resulted in an increase of approximately $19.1 million in electric operating revenue.  The increase in electricity usage was related to 2.3% higher average number of customers served in 2007 compared to 2006.  During the six month period ended June 30, 2007, the benefits of the Residential and Farm Energy Exchange Benefit credited to customers reduced electric operating revenues by $54.5 million compared to $99.8 million for the same period in 2006.  This credit also reduced power costs by a corresponding amount with no impact on earnings.
Sales to other utilities and marketers increased $13.7 million for the six months ended June 30, 2007 compared to the same period in 2006 due to an increase in wholesale market prices in 2007 compared to 2006 partially offset by a decrease in sales volume.
Other electric revenues decreased $3.3 million for the six months ended June 30, 2007 compared to the same period in 2006, primarily due to gains from gas financial hedges on natural gas sold to third parties in 2006 that did not recur in 2007.
The following electric rate changes were approved by the Washington Commission in 2007 and 2006:

Type of Rate Adjustment	Effective Date	Average Percentage Increase in Rates	Annual Increase in Revenues (Dollars in Millions)
Power Cost Only Rate Case	July 1, 2006	5.9%	$ 45.3 [1]
Electric General Rate Case	January 13, 2007	(1.3)%	(22.8)
_______________________
[1]	The rate increase is for the period July 1, 2006 through December 31, 2006. The annualized basis of the PCORC rate increase is $96.1 million.

Gas Operating Revenues
The table below sets forth changes in gas operating revenues for PSE for the three months ended June 30, 2007 compared to the same period in 2006.

(Dollars in Millions) Three Months Ended June 30,	2007	2006	Change	Percent Change
Gas operating revenues:
Residential sales	$134.9	$110.1	$24.8	22.5%
Commercial sales	72.4	62.4	10.0	16.0
Industrial sales	10.3	12.6	(2.3)	(18.3)
Total retail sales	217.6	185.1	32.5	17.6
Transportation sales	3.2	3.1	0.1	3.2
Other	4.4	4.3	0.1	2.3
Total gas operating revenues	$225.2	$192.5	$32.7	17.0%

Gas retail sales increased $32.5 million for the three months ended June 30, 2007 compared to the same period in 2006 due to higher Purchased Gas Adjustment (PGA) mechanism rates, the approval of a 2.8% general gas rate increase effective January 13, 2007 and increased customer gas usage.  The Washington Commission approved a PGA mechanism rate increase effective September 27, 2006 that increased rates 10.2% annually.  The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs.  PSE’s gas margin and net income are not affected by changes under the PGA mechanism.  For the three months ended June 30, 2007, the effects of the PGA mechanism rate increases provided an increase of $16.3 million in gas operating revenues.  The gas general rate case provided an additional $5.4 million in gas revenues for the three months ended June 30, 2007 as compared to the same period in 2006.  The remaining increase in gas retail revenues was primarily due to higher gas sales of 6.2 million therms or $5.8 million for the three months ended June 30, 2007 compared to the same period in 2006, which was related to a 2.6% increase in customers.
The table below sets forth changes in gas operating revenues for PSE for the six months ended June 30, 2007 compared to the same period in 2006.

(Dollars in Millions) Six Months Ended June 30,	2007	2006	Change	Percent Change
Gas operating revenues:
Residential sales	$435.8	$375.1	$60.7	16.2%
Commercial sales	207.9	179.2	28.7	16.0
Industrial sales	32.5	29.4	3.1	10.5
Total retail sales	676.2	583.7	92.5	15.8
Transportation sales	6.8	6.7	0.1	1.5
Other	9.2	8.6	0.6	7.0
Total gas operating revenues	$692.2	$599.0	$93.2	15.6%

Gas retail sales increased $92.5 million for the six months ended June 30, 2007 compared to the same period in 2006 due to higher PGA mechanism rates, the approval of a 2.8% general gas rate increase effective January 13, 2007 and increased customer gas usage.  The Washington Commission approved a PGA mechanism rate increase effective September 27, 2006 that increased rates 10.2% annually.  The PGA mechanism passes through to customers increases or decreases in the gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in gas pipeline transportation costs.  PSE’s gas margin and net income are not affected by changes under the PGA mechanism.  For the six months ended June 30, 2007, the effects of the PGA mechanism rate increases provided an increase of $52.9 million in gas operating revenues.  The gas general rate case provided an additional $12.6 million in gas revenues for the six months ended June 30, 2007 as compared to the same period in 2006.  The remaining increase in gas retail revenues was primarily due to higher gas sales of 21.4 million therms or $21.4 million for the six months ended June 30, 2007 compared to the same period in 2006, which was related to a 2.7% increase in customers.
The following gas rate adjustments were approved by the Washington Commission in 2007 and 2006:

Type of Rate Adjustment	Effective Date	Average Percentage Increase in Rates	Annual Increase in Revenues (Dollars in Millions)
Purchased Gas Adjustment	September 27, 2006	10.2%	$ 95.1
Gas General Rate Case	January 13, 2007	2.8%	29.5

Non-Utility Operating Revenues
The table below sets forth changes in non-utility operating revenues for PSE for the six months ended June 30, 2007 compared to the same period in 2006.

(Dollars in Millions) Six Months Ended June 30,	2007	2006	Change	Percent Change
Non-Utility Operating Revenue	$ 10.0	$ 5.1	$ 4.9	96.1%

Non-utility operating revenues increased $4.9 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to additional property sales during 2007 by PSE’s real estate subsidiary.

Operating Expenses
The table below sets forth significant changes in operating expenses for PSE and its subsidiaries for the three months ended June 30, 2007 compared to the same period in 2006.

(Dollars in Millions) Three Months Ended June 30,	2007	2006	Change	Percent Change
Purchased electricity	$ 172.8	$ 187.9	$ (15.1)	(8.0)%
Electric generation fuel	23.7	14.3	9.4	65.7
Residential exchange credit	(17.6)	(38.7)	21.1	54.5
Purchased gas	139.1	118.4	20.7	17.5
Unrealized (gain) loss on derivative instruments	1.5	(0.2)	1.7	*
Utility operations and maintenance	98.9	83.6	15.3	18.3
Non-utility expense and other	2.6	0.5	2.1	*
Depreciation and amortization	65.7	64.5	1.2	1.9
Conservation amortization	8.7	7.5	1.2	16.0
Taxes other than income taxes	63.3	54.2	9.1	16.8
_________________
*	Percent change not applicable or meaningful

The table below sets forth significant changes in operating expenses for PSE and its subsidiaries for the six months ended June 30, 2007 compared to the same period in 2006.

(Dollars in Millions) Six Months Ended June 30,	2007	2006	Change	Percent Change
Purchased electricity	$ 454.8	$ 440.1	$ 14.7	3.3%
Electric generation fuel	49.8	35.9	13.9	38.7
Residential exchange credit	(52.0)	(95.3)	43.3	45.4
Purchased gas	449.7	385.0	64.7	16.8
Unrealized (gain) loss on derivative instruments	(4.3)	0.8	(5.1)	*
Utility operations and maintenance	197.1	171.0	26.1	15.3
Non-utility expense and other	4.6	0.7	3.9	*
Depreciation and amortization	135.4	128.4	7.0	5.5
Conservation amortization	19.1	15.5	3.6	23.2
Taxes other than income taxes	150.4	133.9	16.5	12.3
_________________
*	Percent change not applicable or meaningful

Purchased electricity expenses decreased $15.1 million and increased $14.7 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The decrease for the three months ended June 30, 2007 was primarily the result of increased production from low cost hydroelectric power and company-owned renewable and thermal generating facilities.  PSE’s hydroelectric power increased 4.0% for the three months ended June 30, 2007 as compared to the same period in 2006.  Total purchased power for the three months ended June 30, 2007 decreased 523,053 MWh or 11.5% compared to the same period in 2006.  The PCA mechanism reflected an overrecovery of allowable power costs of $23.5 million, $16.9 million of which results from a change in the PCA mechanism sharing bands as compared to the prior period when PSE was subject to the $40.0 million cumulative cap on power cost variations.  The change in the PCA mechanism sharing bands at January 2007 resulted in a significant decrease in overrecovery benefits provided to customers in 2007 as compared to 2006.  Such favorable changes in the allocation of power costs between PSE and the customer may not be repeated in the future and should not be considered a recurring element in operating income.  PSE is allowed to recover power cost through the PCA mechanism on a shared basis with customers if actual costs are outside the normalized level established in rates.  The increase for the six months ended June 30, 2007 was primarily the result of higher wholesale market prices offset by a decrease in purchased power of 386,112 MWh or 4.1%, resulting in an increase of $16.3 million.  The decrease in purchased power is related to increased production from hydroelectric power and company-owned renewable and thermal generating facilities.  Increases in transmission and other expenses contributed $7.9 million due in part to increased kilowatt hour (kWh) sales to customers.  The PCA mechanism reflected an overrecovery of allowable power costs of $9.9 million for the six months ended June 30, 2007.
The Runoff Forecast published by the National Weather Service Northwest River Forecast Center indicated that the total forecasted runoff above Grand Coulee Reservoir for the period January through July 2007 is 102% of normal.  PSE’s hydroelectric production and related power costs in 2006 for the January to July period were positively impacted by above-normal precipitation and snow pack in the Pacific Northwest region, which resulted in the runoff above Grand Coulee Reservoir to be 106% of normal which occurred in the first quarter of 2006.
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
Electric generation fuel expense increased $9.4 million and $13.9 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The increase for the three months ended June 30, 2007 was the result of an increase of $6.3 million primarily due to the operations of Goldendale which was acquired on February 21, 2007 and an increase in electric generation and the cost of coal at Colstrip generating facilities of $3.1 million compared to the same period in 2006 due to higher volumes of electricity generated at Colstrip combined with an increase in the cost of coal.  The increase for the six months ended June 30, 2007 was the result of an increase of $8.6 million primarily due to the operations of Goldendale and an increase in electric generation and the cost of coal at Colstrip generating facilities of $5.3 million due to higher volumes of electricity generated at Colstrip combined with an increase in the cost of coal in 2007 compared to 2006.
Residential exchange credits associated with the Residential Purchase and Sale Agreement with BPA decreased $21.1 million and $43.3 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 as a result of lower residential and small farm customer electric credit in rates effective October 1, 2006.  The residential exchange credit is a pass-through tariff item with a corresponding credit in electric operating revenue; thus, it has no impact on electric margin or net income.  The residential exchange credit provided to residential and small farm customers was suspended effective June 7, 2007.
Purchased gas expenses increased $20.7 million and $64.7 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 primarily due to an increase in PGA rates as approved by the Washington Commission and higher customer therm sales.  The PGA mechanism allows PSE to recover expected gas costs, and defer, as a receivable or liability, any gas costs that exceed or fall short of this expected gas cost amount in PGA mechanism rates, including accrued interest.  The PGA mechanism payable balance at June 30, 2007 was $41.6 million compared to a receivable balance at December 31, 2006 of $39.8 million.  PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances.  A receivable balance in the PGA mechanism reflects an underrecovery of market gas cost through rates.  A payable balance reflects overrecovery of market gas cost through rates.
Unrealized gain on derivative instruments decreased $1.7 million and increased $5.1 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The decrease for the three months ended June 30, 2007 was primarily the result of the reversal of the unrealized gain related to a physical gas supply contract for PSE’s electric generating facilities.  The mark-to-market gain that was recorded is the difference between the forward market price of natural gas and the contract price for natural gas based on volumes purchased.  As the contract nears termination in June 2008, the gain will continue to reverse due to settlement of the contract on a monthly basis and the mark-to-market value will decrease as long as the price for natural gas is at or near the current forward market prices of natural gas.  The increase for the six months ended June 30, 2007 is primarily the result of the unrealized gain of $5.8 million related to this physical gas supply contract in the first quarter 2007 offset by a decrease in the mark-to-market valuation of $1.0 million during the second quarter 2007 and the settlement of a portion of the gain of $0.5 million recorded in the second quarter 2007.
Utility operations and maintenance expense increased $15.3 million and $26.1 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The increases were the result of higher operating and maintenance costs of $7.5 million and $11.1 million at PSE’s generating facilities, due to the addition of Wild Horse which began operations on December 22, 2006, Goldendale, which was acquired during February 2007, Colstrip and higher expenses related to operating and maintaining PSE’s energy delivery system.  Wild Horse operations and maintenance expense is fully recovered in rates.  The balance of the increases were the result of higher expenses of operating and maintaining PSE’s energy delivery systems, support services and increased customer service costs.
Non-utility expense and other increased $2.1 million and $3.9 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 primarily due to an increase in PSE’s long-term share-based incentive plan costs.
Depreciation and amortization expense increased $1.2 million and $7.0 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  These increases include the benefit of the deferral of Goldendale ownership and operating costs of $5.9 million and $6.9 million for the three and six months ended June 30, 2007, respectively, which, had it not been included, would have resulted in an increase to depreciation and amortization expense of $7.1 million and $13.9 million for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.  The increase in depreciation and amortization excluding the Goldendale deferral was due to placing Wild Horse into service on December 22, 2006, placing Goldendale into service on February 22, 2007 and from other depreciable property placed into service during 2007.  PSE anticipates the Goldendale deferral of ownership and operating costs to cease effective September 1, 2007, pursuant to the terms of the PCORC settlement filed July 5, 2007.
Conservation amortization increased $1.2 million and $3.6 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 due to higher authorized recovery of electric conservation expenditures.  Conservation amortization is a pass-through tariff item with no impact on earnings.
Taxes other than income taxes increased $9.1 million and $16.5 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 due primarily to increases in revenue-based Washington State excise tax and municipal tax due to increased operating revenues.  Revenue sensitive Washington State excise and municipal taxes have no impact on earnings.  Revenue sensitive taxes are presented in the income statement on a gross basis.

Other Income, Expense, Interest Charges and Income Tax Expense
The table below sets forth significant changes in other income, interest charges and income taxes for PSE and its subsidiaries for the three months ended June 30, 2007 compared to the same period in 2006.

(Dollars in Millions) Three Months Ended June 30,	2007	2006	Change	Percent Change
Other expense	$(2.8)	$(0.8)	$(2.0)	*
Interest charge	(49.6)	(41.7)	(7.9)	(18.9)%
Income tax expense	17.7	16.2	1.5	(9.3)
_________________
*	Percent change not applicable or meaningful

Other expenses increased $2.0 million for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to the accrual of a recordkeeping violation penalty that could be assessed by the Washington Commission, which is not tax-deductible.
Interest expense increased $7.9 million due primarily to an increase in outstanding debt as a result of additional borrowing related to Wild Horse, Goldendale, pre-payment associated with the Chelan PUD long-term purchase power agreement and system restoration expense incurred as a result of a severe December 2006 wind storm.
Income tax expense increased $1.5 million for the three months ended June 30, 2007 compared to the same period in 2006 as a result of higher taxable income offset by higher tax credits associated with the production of wind-powered energy.  The PTCs for the three months ended June 30, 2007 were $4.7 million compared to $0.9 million for the same period in 2006.  These additional credits were made available due to the addition of Wild Horse, which was placed in service in December 2006.
The table below sets forth significant changes in other income, interest charges and income taxes for PSE and its subsidiaries for the six months ended June 30, 2007 compared to the same period in 2006.

(Dollars in Millions) Six Months Ended June 30,	2007	2006	Change	Percent Change
Other income	$11.0	$9.8	$1.2	12.2%
Other expense	(3.9)	(2.3)	(1.6)	(69.6)
Interest charge	(98.8)	(83.4)	(15.4)	(18.5)
Income tax expense	51.7	56.8	(5.1)	(9.0)

Other income increased $1.2 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to an increase on the return of the Chelan PUD regulatory asset offset by a decrease in the return of regulatory assets that are currently being recovered in electric and gas rates.
Other expenses increased $1.6 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to the accrual in the second quarter 2007 of a recordkeeping violation penalty that could be assessed by the Washington Commission.
Interest expense increased $15.4 million due primarily to an increase in outstanding debt as a result of additional borrowing related to Wild Horse, Goldendale, and other capital related electric and gas infrastructure projects, along with pre-payment associated with the Chelan PUD long-term purchase power agreement and system restoration expense incurred as a result of a severe December 2006 wind storm.
Income tax expense decreased $5.1 million for the six months ended June 30, 2007 compared to the same period in 2006 due primarily to higher tax credits associated with the production of wind-powered energy.  The PTCs for the six months ended June 30, 2007 were $12.2 million compared to $4.6 million for the same period in 2006.  These additional credits were made available due to the addition of Wild Horse, which was placed in service in December 2006.

Capital Requirements
Contractual Obligations and Commercial Commitments
Puget Energy.  The following are Puget Energy’s aggregate consolidated (including PSE) contractual obligations and commercial commitments as of June 30, 2007:

Puget Energy	Payments Due Per Period
Contractual Obligations (Dollars in Millions)	Total	2007	2008- 2009	2010- 2011	2012 & Thereafter
Long-term debt including interest	$6,639.5	$204.3	$689.6	$775.8	$4,969.8
Short-term debt including interest	289.9	289.9	--	--	--
Mandatorily redeemable preferred stock	1.9	--	--	--	1.9
Service contract obligations	141.0	16.4	69.1	43.1	12.4
Non-cancelable operating leases	171.4	7.9	53.1	24.8	85.6
Fredonia combustion turbines lease [1]	62.3	3.0	12.5	46.8	--
Energy purchase obligations	6,509.9	610.9	2,035.2	1,238.9	2,624.9
Contract initiation payment/collateral requirement	18.5	--	--	18.5	--
Financial hedge obligations	5.3	8.7	(3.4)	--	--
Purchase obligations	25.5	2.8	22.7	--	--
Non-qualified pension and other benefits funding	45.5	4.9	7.4	9.1	24.1
Interest liability on uncertain tax positions	7.2	--	7.2	--	--
Total contractual cash obligations	$13,917.9	$1,148.8	$2,893.4	$2,157.0	$7,718.7

Puget Energy	Amount of Commitment Expiration Per Period
Commercial Commitments (Dollars in Millions)	Total	2007	2008- 2009	2010- 2011	2012 & Thereafter
Indemnity agreements [2]	$8.9	$--	$3.9	$--	$5.0
Credit agreement - available [3]	601.8	--	--	--	601.8
Receivable securitization facility [4]	150.0	--	--	150.0	--
Energy operations letter of credit	8.3	8.3	--	--	--
Total commercial commitments	$769.0	$8.3	$3.9	$150.0	$606.8
_________________
[1]	See “Fredonia 3 and 4 Operating Lease” under “Off-Balance Sheet Arrangements” below.
[2]
Under the InfrastruX sale agreement, Puget Energy is obligated for certain representations and warranties concerning InfrastruX’s business and anti-trust inquiries.  The fair value of the business warranty is $3.9 million at June 30, 2007 and the obligation expires on May 7, 2008.  Puget Energy also agreed to indemnify the buyer relating to an inquiry of an InfrastruX subsidiary and the fair value of the warranty was $5.0 million at June 30, 2007.

[3]
At June 30, 2007, PSE had available a $500.0 million and a $350.0 million unsecured credit agreement expiring in April 2012.  The credit agreements provide credit support for letters of credit and commercial paper.  At June 30, 2007, PSE had $8.3 million for an outstanding letter of credit and $239.9 million commercial paper outstanding, effectively reducing the available borrowing capacity to $601.8 million.

[4]
At June 30, 2007, PSE had available a $200.0 million receivables securitization facility that expires in December 2010. $50.0 million was outstanding under the receivables securitization facility at June 30, 2007 thus leaving $150.0 million available.  The facility allows receivables to be used as collateral to secure short-term loans, not exceeding the lesser of $200.0 million or the borrowing base of eligible receivables, which fluctuate with the seasonality of energy sales to customers.  See “Receivables Securitization Facility” below for further discussion.

Puget Sound Energy.  The following are PSE’s aggregate contractual obligations and commercial commitments as of June 30, 2007:

Puget Sound Energy	Payments Due Per Period
Contractual Obligations (Dollars in Millions)	Total	2007	2008- 2009	2010- 2011	2012 & Thereafter
Long-term debt including interest	$6,639.5	$204.3	$689.6	$775.8	$4,969.8
Short-term debt including interest	314.4	314.4	--	--	--
Mandatorily redeemable preferred stock	1.9	--	--	--	1.9
Service contract obligations	141.0	16.4	69.1	43.1	12.4
Non-cancelable operating leases	171.4	7.9	53.1	24.8	85.6
Fredonia combustion turbines lease [1]	62.3	3.0	12.5	46.8	--
Energy purchase obligations	6,509.9	610.9	2,035.2	1,238.9	2,624.9
Contract initiation payment/collateral requirement	18.5	--	--	18.5	--
Financial hedge obligations	5.3	8.7	(3.4)	--	--
Purchase obligations	25.5	2.8	22.7	--	--
Non-qualified pension and other benefits funding	45.5	4.9	7.4	9.1	24.1
Interest liability on uncertain tax positions	7.2	--	7.2	--	--
Total contractual cash obligations	$13,942.4	$1,173.3	$2,893.4	$2,157.0	$7,718.7

Puget Sound Energy	Amount of Commitment Expiration Per Period
Commercial Commitments (Dollars in Millions)	Total	2007	2008- 2009	2010- 2011	2012 & Thereafter
Credit agreement - available [2]	$601.8	$--	$--	$--	$601.8
Receivable securitization facility [3]	150.0	--	--	150.0	--
Energy operations letter of credit	8.3	8.3	--	--	--
Total commercial commitments	$760.1	$8.3	$--	$150.0	$601.8
_________________
[1]	See note 1 under Puget Energy above.
[2]	See note 3 under Puget Energy above.
[3]	See note 4 under Puget Energy above.

Off-Balance Sheet Arrangements
Fredonia 3 and 4 Operating Lease.  PSE leases two combustion turbines for its Fredonia 3 and 4 electric generating facility pursuant to a master operating lease that was amended for this lease in April 2001.  The term of the lease expires in 2011, but can be canceled by PSE at any time.  Payments under the lease vary with changes in the London Interbank Offered Rate (LIBOR).  At June 30, 2007, PSE’s outstanding balance under the lease was $49.7 million.  The expected residual value under the lease is the lesser of $37.4 million or 60% of the cost of the equipment.  In the event the equipment is sold to a third party upon termination of the lease and the aggregate sales proceeds are less than the unamortized value of the equipment, PSE would be required to pay the lessor contingent rent in an amount equal to the deficiency up to a maximum of 87% of the unamortized value of the equipment.

Utility Construction Program
Utility construction expenditures for generation, transmission and distribution are designed to meet continuing customer growth and to improve efficiencies of PSE’s energy delivery systems.  Construction expenditures, excluding equity Allowance for Funds Used during Construction (AFUDC) and customer refundable contributions, were $375.7 million for the six months ended June 30, 2007.  Utility construction expenditures, excluding AFUDC and excluding new generation resources other than Wild Horse (which will be determined as the Company proceeds through the integrated resource planning process) are anticipated to be as follows in 2007, 2008 and 2009:

Capital Expenditure Estimates (Dollars in Millions)	2007	2008	2009
Energy delivery, technology and facilities	$530	$555	$640
New supply resources	120	70	210
Total expenditures	$650	$625	$850

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

Capital Resources
Cash From Operations
Cash generated from operations for the six months ended June 30, 2007 was $345.9 million which is 87.8% of the $394.1 million used for utility construction expenditures and other capital expenditures.  For the six months ended June 30, 2006, cash generated from operations was $72.0 million which is 22.2% of the $324.5 million used for utility construction expenditures and other capital expenditures.
The overall cash generated from operating activities for the six months ended June 30, 2007 increased $273.9 million compared to the same period in 2006.  The increase was primarily the result of costs incurred in 2006 that did not recur in 2007, including the Chelan PUD contract initiation payment of $89.0 million and cash collateral repaid to energy suppliers of $20.0 million.  Also contributing to the increase were collection of the purchased gas receivable of $87.1 million, $77.3 million in income taxes paid in the first six months of 2006 compared to $23.0 paid in the same period in 2007 and a cash receipt PSE received of $18.9 million for the settlement of a purchase option related to the lease for its corporate offices.

Financing Program
Financing utility construction requirements and operational needs are dependent upon the cost and availability of external funds through capital markets and from financial institutions.  Access to funds is dependent upon factors such as general economic conditions, regulatory authorizations and policies, and Puget Energy’s and PSE’s credit ratings.

Restrictive Covenants
In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and gas mortgage indentures, articles of incorporation and certain loan agreements.  Under the most restrictive tests, at June 30, 2007, PSE could issue:
•
approximately $608.0 million of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $1,013.3 million of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2007;

•
approximately $422.0 million of additional first mortgage bonds under PSE’s gas mortgage indenture based on approximately $703.3 million of gas bondable property available for issuance, subject to interest coverage ratio limitations of 1.75 times and 2.0 times net earnings available for interest (as defined in the gas utility mortgage), which PSE exceeded at June 30, 2007;

•	approximately $825.2 million of additional preferred stock at an assumed dividend rate of 6.9%; and
•	approximately $718.4 million of unsecured long-term debt.
At June 30, 2007, PSE had approximately $4.3 billion in electric and gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.

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
The ratings of Puget Energy and PSE, as of July 25, 2007, were as follows:

Ratings
	Standard & Poor’s	Moody’s
Puget Sound Energy
Corporate credit/issuer rating	BBB-	Baa3
Senior secured debt	BBB	Baa2
Shelf debt senior secured	BBB	(P)Baa2
Junior Subordinated Notes	BB	Ba1
Preferred stock	BB	Ba2
Commercial paper	A-3	P-2
Revolving credit facility	*	Baa3
Ratings outlook	Stable	Positive
Puget Energy
Corporate credit/issuer rating	BBB-	Ba1
____________
* Standard & Poor’s does not rate credit facilities.

Shelf Registrations, Long-Term Debt and Common Stock Activity
On June 1, 2007, PSE redeemed the remaining 8.231% Capital Trust Preferred Securities (classified as Junior Subordinated Debentures of the Corporation Payable to a Subsidiary Trust Holding Mandatorily Redeemable Preferred Securities on the balance sheet and referred to herein as “Securities”).  The purpose of the redemption is to help reduce interest costs by retiring higher cost debt.  The remaining $37.8 million of the Securities outstanding were redeemed on June 1, 2007 at a 4.12% premium, or $39.3 million, plus accrued interest on the redemption date.
On June 4, 2007, PSE issued $250.0 million of Junior Subordinated Notes (Notes) due June 2067.  The Notes bear a fixed rate of interest for the first ten and a half years with interest payable semiannually in May and November of each year, after which the notes will bear a variable rate of interest (3-month LIBOR plus 2.35%).  Proceeds were used to fund the redemption of the remaining $37.8 million 8.231% Securities and to repay short-term debt.  The Notes are structured to be treated as debt by the IRS, yet they are considered to be similar to equity by the credit rating agencies.  In addition, the Notes contain a call option feature and are callable in whole or in part by PSE on or after June 1, 2017.  They are presented on the balance sheet as a separate line item in the redeemable securities and long-term debt.

Liquidity Facilities and Commercial Paper
PSE’s short-term borrowings and sales of commercial paper are used to provide working capital fund to utility construction programs and support the Company’s energy hedging activities.

PSE Credit Facilities
The Company has three committed credit facilities that provide, in aggregate, $1.05 billion in short-term borrowing capability.  These include a $500.0 million credit agreement, a $200.0 million accounts receivable securitization facility and a $350.0 million credit agreement to support hedging activity.

Credit Agreements.  In March 2007, PSE entered into a five-year, $350.0 million credit agreement with a group of banks.  The agreement is used to support the Company’s energy hedging activities and may also be used to provide letters of credit.  The interest rate on outstanding borrowings is based either on the agent bank’s prime rate or on LIBOR plus a marginal rate related to PSE’s long-term credit rating at the time of borrowing.  PSE pays a commitment fee on any unused portion of the credit agreement also related to long-term credit ratings of PSE.  At June 30, 2007, there were no borrowings or letters of credit outstanding under the credit facility.
In March 2005, PSE entered into a five-year, $500.0 million unsecured credit agreement with a group of banks.  In March 2007, PSE restated this credit agreement to extend the expiration date to April 2012.  The agreement is primarily used to provide credit support for commercial paper and letters of credit.  The terms of this agreement as restated, are essentially identical to those contained in the $350.0 million facility described above.  At June 30, 2007, there was $8.3 million outstanding under a letter of credit and $239.9 million commercial paper outstanding, effectively reducing the available borrowing capacity under the credit agreements to $601.8 million.

Receivables Securitization Facility.  PSE entered into a five-year Receivable Sales Agreement with PSE Funding, Inc. (PSE Funding), a wholly owned subsidiary, on December 20, 2005.  Pursuant to the Receivables Sales Agreement, PSE sells all of its utility customer accounts receivable and unbilled utility revenues to PSE Funding.  In addition, PSE Funding entered into a Loan and Servicing Agreement with PSE and two banks.  The Loan and Servicing Agreement allows PSE Funding to use the receivables as collateral to secure short-term loans, not exceeding the lesser of $200.0 million or the borrowing base of eligible receivables which fluctuate with the seasonality of energy sales to customers.  All loans from this facility are reported as short-term debt in the financial statements.  The PSE Funding facility expires in December 2010, and is terminable by PSE and PSE Funding upon notice to the banks.  There was $50.0 million in loans that were secured by accounts receivable pledged at June 30, 2007.  The remaining borrowing base of eligible receivables at June 30, 2007 was $150.0 million.

Demand Promissory Note.  On June 1, 2006, PSE entered into an uncommitted revolving credit facility with its parent, Puget Energy, pursuant to a Demand Promissory Note (Note) under which PSE may borrow up to $30.0 million from Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted average interest rate of (a) PSE’s outstanding commercial paper interest rate; (b) PSE’s senior unsecured revolving credit facility; or (c) the interest rate available under the receivable securitization facility of PSE Funding, Inc., a PSE subsidiary.  At June 30, 2007, the outstanding balance of the Note was $24.5 million.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Stock Purchase and Dividend Reinvestment Plan
Puget Energy has a Stock Purchase and Dividend Reinvestment Plan pursuant to which shareholders and other interested investors may invest cash and cash dividends in shares of Puget Energy common stock.  Since new shares of common stock may be purchased directly from Puget Energy, funds received may be used for general corporate purposes.  Puget Energy issued common stock under the Stock Purchase and Dividend Reinvestment Plan of $3.2 million (124,995 shares) and $6.5 million (255,891 shares) for the three and six months ended June 30, 2007, respectively, compared to $3.4 million (164,784 shares) and $6.9 million (331,635 shares) for the three and six months ended June 30, 2006, respectively.

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

Other

FERC Hydroelectric Projects And Licenses
Baker River project.  The Baker River project’s current annual license expires on April 30, 2008, and PSE submitted an application for a new license to FERC on April 30, 2004.  On November 30, 2004, PSE and 23 parties, (federal, state and local governmental organizations, Native American Indian tribes, environmental and other non-governmental entities) filed a proposed comprehensive settlement agreement on all issues relating to the relicensing of the Baker River project.  The proposed settlement includes a set of proposed license articles and, if approved by FERC without material modification, would allow for a new license of 45 years or more.  The proposed settlement would require an investment of approximately $360 million over the next 30 years (capital expenditures and operations and maintenance cost) in order to implement the conditions of the new license.  The proposed settlement is subject to additional regulatory approvals yet to be attained from various agencies and other contingencies that have yet to be resolved.  FERC has not yet ruled on the proposed settlement and its ultimate outcome remains uncertain.

White River project.  The White River project was operated as a hydropower facility until 2004.  PSE is actively seeking to sell the project and the municipal water rights associated with the project to one or more entities.  In June 2003, the Washington State Department of Ecology (Ecology) approved an application for new municipal water rights related to the White River project reservoir.  After an appeal in July 2004, this decision was remanded back to Ecology for further analysis of non-hydropower operations.  On December 21, 2006, PSE entered into a Purchase and Sale Agreement with the Cascade Land Conservancy to sell certain rights and interests in a portion of former project properties; the closing of the sale is subject to contingencies that have yet to be resolved.  On April 7, 2004, the Washington Commission approved PSE’s recovery on the unamortized White River plant investment.  At June 30, 2007, the White River project net book value totaled $71.6 million, which included $42.6 million of net utility plant, $16.9 million of capitalized FERC licensing costs, $7.0 million of costs related to construction work in progress and $2.2 million related to dam operations and safety.  On February 18, 2005, the Washington Commission approved the recovery of the White River net utility plant costs but did not allow current recovery of FERC licensing costs and other related costs until all costs associated with selling the White River plant and any sales proceeds are known.  Any proceeds from the sale of the White River assets and water rights will reduce the balance of the deferred regulatory asset.  Neither the outcome of this matter nor any potential associated financial impacts can be predicted at this time.

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

Electric Regulation and Rates
Integrated Resource Plan.  PSE filed its IRP on May 31, 2007 with the Washington Commission.  The plan supports a strategy of diverse acquisitions to cost-effectively meet growing demand for energy and reduce carbon emissions.  According to the IRP, PSE can secure additional power supplies through heightened energy-efficiency efforts and expanded wind-power generation.  PSE believes that a cost-effective and environmentally responsible way to source generation will likely include additional natural gas-fired resources.  PSE’s analysis targets a need to acquire 1,600 average megawatts (aMW) of additional power supply in the next decade and 2,600 aMW by 2025.

Mandatory Electric Reliability Standards.  On March 16, 2007, FERC issued Order 693, “Mandatory Reliability Standards for the Bulk-Power System,” which imposes penalties of up to $1.0 million per day per violation for a failing to comply with new electric reliability standards.  FERC approved 83 reliability standards developed by the North American Electric Reliability Corporation (NERC).  The 83 standards comprise 586 requirements and sub-requirements that PSE must comply with.  On June 18, 2007, the standards became mandatory and enforceable under federal law.  PSE expects that the existing standards will be constantly changing due to modifications, guidance and clarification as a result of industry implementation and ongoing audits and enforcement.
Per NERC and Western Electricity Coordinating Council (WECC) guidelines, users, owners and operators of the bulk power system that self-report non-compliance with any of the NERC standards and that submit mitigation plans to address the non-compliance will not be subject to sanctions if the mitigation plans are submitted on or before June 18, 2007 and approved by WECC.  In June 2007, PSE submitted self reports and mitigation plans to WECC for review and approval.  The financial impact to PSE of complying with Order 693, if any, cannot now be determined.

Power Cost Only Rate Case.  On March 20, 2007, PSE submitted a PCORC filing to request approval of an updated power cost baseline rate beginning September 2007.  The PCORC filing also requested recovery of Goldendale ownership and operating costs through retail electric rates.  The requested electric rate increase is $64.7 million or 3.7% annually.  On May 23, 2007, PSE filed updated power costs due to changes in market conditions of natural gas and other costs which resulted in a revised proposed increase of $77.8 million or 4.4% annually.  On July 5, 2007, a settlement agreement in this PCORC rate case signed by PSE and other parties to the proceeding was filed with the Washington Commission.  The terms of the settlement agreement include an electric rate increase of $64.7 million, Goldendale ownership and operating costs are agreed upon as prudent, thus allowing for recovery of the costs through electric retail rates and the parties agree to participate in a collaborative effort to streamline the Washington Commission’s PCORC process.  On August 2, 2007, the Washington Commission approved the settlement agreement which provides for new electric rates effective September 1, 2007.

Accounting Petition.  On April 11, 2007, the Washington Commission approved PSE’s petition for issuance of an accounting order that authorizes PSE to defer certain costs the Company will incur related to its purchase of Goldendale before the ownership and operating costs are included in PSE’s electric retail customer rates.  PSE established a regulatory asset of $7.0 million at June 30, 2007.

Electric General Rate Case.  On January 5, 2007, the Washington Commission issued its order in PSE’s electric general rate case filed in February 2006, approving a general rate decrease for electric customers of $22.8 million or 1.3% annually.  The rates for electric customers were effective beginning January 13, 2007.  In its order, the Washington Commission approved a weighted cost of capital of 8.4%, or 7.06% after-tax, and a capital structure that included 44.0% common equity with a return on equity of 10.4%.  The Washington Commission had earlier approved (on June 28, 2006) a PCORC increase of $96.1 million annually effective July 1, 2006.

Production Tax Credit.  On October 30, 2006, PSE revised its PTC electric tariff to increase the revenue credit to customers from $13.1 million to $28.8 million, effective January 1, 2007.  The credit is based on expected wind generation and reflects the true-up of prior years’ credits provided to customers versus credits for actual wind generation taken for federal income taxes and the addition of Wild Horse to the wind portfolio.

PCA Mechanism.  On June 20, 2002, the Washington Commission approved a PCA mechanism that triggers if PSE’s costs to provide customers’ electricity falls outside certain bands established in an electric rate case.  The cumulative maximum pre-tax earnings exposure due to power cost variations over the four-year period ending June 30, 2006 was limited to $40.0 million plus 1% of the excess.  On January 5, 2007, the Washington Commission approved the PCA mechanism for continuation under the same annual graduated scale without a cumulative cap for excess power costs.  All significant variable power supply cost variables (hydroelectric and wind generation, market price for purchased power and surplus power, natural gas and coal fuel price, generation unit forced outage risk and transmission cost) are included in the PCA mechanism.  The PCA mechanism apportions increases or decreases in power costs, on a calendar year basis, between PSE and its customers on a graduated scale:

Annual Power Cost Variability	Customers’ Share	Company’s Share[1]
+/- $20 million	0%	100%
+/- $20 - $40 million	50%	50%
+/- $40 - $120 million	90%	10%
+/- $120 million	95%	5%
_________________
[1]
Over the four-year period July 1, 2002 through June 30, 2006, the Company’s share of pre-tax power cost variations was capped at a cumulative $40 million plus 1% of the excess.  Power cost variations after June 30, 2006 are apportioned on an annual basis, on the graduated scale without a cumulative cap.

Gas Regulation and Rates
Gas General Rate Case.  On January 5, 2007, the Washington Commission issued its order in PSE’s gas general rate case, granting a rate increase for gas customers of $29.5 million or 2.8% annually, effective January 13, 2007.  In its order the Washington Commission approved the same weighted cost of capital of 8.4%, or 7.06% after-tax and capital structure that included 44.0% common equity with a return on equity of 10.4%, consistent with the Company’s electric operations.

Proceedings Relating to the Western Power Market
        Puget Energy’s and PSE’s Report on Form 10-K for the year ended December 31, 2006 includes a summary relating to the western power market proceedings.  The following discussion provides a summary of material developments in these proceedings that occurred during and subsequent to the period covered by this report.  PSE is vigorously defending each of these cases.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.  Accordingly, there can be no guarantee that these proceedings, either individually or in the aggregate, will not materially and/or adversely affect PSE’s financial condition, results of operations or liquidity.
        CPUC Decision.  Proceedings, including filings of requests for rehearing or further review, before the Ninth Circuit and/or FERC, continue to be stayed upon the Court’s own motion to allow for possible settlement discussions to proceed.  The matter is stayed until August 13, 2007.
        Lockyer Case.  On June 18, 2007, the U.S. Supreme Court denied the petition for a writ of certiorari that PSE and other energy sellers had submitted.  As such, this matter will be remanded to FERC for further proceedings, but not before August 13, 2007, when the stay of the mandate back to FERC expires.

Colstrip Matters
In May 2003, approximately 50 plaintiffs brought an action against the owners of Colstrip which has since been amended to add additional claims.  The lawsuit alleges that certain domestic water wells, groundwater and the Colstrip water supply pond were contaminated by seepage from a Colstrip Units 1 & 2 effluent holding pond, that seepage from Colstrip Units 1 & 2 have decreased property values and that seepage from the Colstrip water supply pond caused structural damage to buildings and toxic mold.   Discovery is ongoing.  The trial is scheduled for the first quarter 2008.  On March 29, 2007, a second complaint was filed on behalf of two ranch owners alleging damage due to the Colstrip Units 3 & 4 effluent holding pond.
In May 2005, the Environmental Protection Agency (EPA) enacted the Clean Air Mercury Rule that will permanently cap and reduce mercury emissions from coal-fired power plants.  The Montana Board of Environmental Review approved the state’s regulation to limit mercury emissions from coal-fired plants on October 16, 2006.  The new rule has a more stringent limit than the federal rule (0.9 lbs/Trillion British thermal units (TBtu), instead of the federal 1.4 lbs/TBtu), but includes a cap-and-trade provision as well as alternative emission limits for plants that have tried to meet the new standards but have demonstrated that they cannot.  The Colstrip owners are still evaluating the potential impact of the new rule and it is still unknown whether the new rule will be appealed.  Preliminary treatment technology studies undertaken by the Colstrip owners estimate that PSE’s portion of the capital costs to comply with the new rule could be as much as $75 million, but this number could change as new information becomes available.
In December 2003, the EPA issued an Administrative Consent Order (ACO) which alleged violation of the Clean Air Act permit at Colstrip since 1980.  The permit required Colstrip to submit, for review and approval by the EPA, an analysis and proposal for reducing emissions of nitrogen oxide to address visibility concerns upon the occurrence of certain triggering events.  The EPA asserts that regulations it promulgated in 1980 triggered this requirement.  Although Colstrip owners believe that the ACO was unfounded, the Colstrip owners entered into negotiations with the EPA and the Northern Cheyenne Tribe.  On May 14, 2007, the ACO was approved and deemed entered by the Montana Federal District Court.  The agreement requires installation of low nitrogen oxide equipment on Colstrip Units 3 & 4, payment of a non-material penalty and financing of an energy efficiency project on the Northern Cheyenne reservation.  The estimated total additional cost to PSE is $2.7 million.
In June 2005, the EPA issued the Clean Air Visibility Rule to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide, particulate matter and nitrogen oxide controls for large units.  In February 2007, Colstrip was notified by EPA that Colstrip Units 1 & 2 were determined to be subject to the BART requirements and were required to submit a BART engineering analysis for Colstrip 1 & 2 by May 2007; EPA recently extended that date to July 31, 2007.  PSE cannot yet determine the need for or costs of additional controls to comply with this rule, through any such costs could be significant.

Sumas Cogeneration Company Contract
        Sumas Cogeneration Company, LP (Sumas), delivered a letter to PSE on May 7, 2007, stating that it had sold its dedicated gas reserves to a third party and that it no longer intended to deliver energy to PSE through the remaining term of the contract, which expires on April 15, 2013.  The last energy delivered to PSE by Sumas occurred on March 15, 2007.  PSE and Sumas have initiated discussion relating to Sumas’ actions under the contract, but PSE cannot yet determine what may result from such discussions.

New Accounting Pronouncements
In September 2006, Financial Accounting Standards Board (FASB) issued SFAS No, 157, “Fair Value Measurements”.  SFAS No. 157 establishes a common definition for fair value to be applied to GAAP, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 which will be the calendar year beginning January 1, 2008 for the Company.  The Company is currently assessing the impact of SFAS No. 157 on its financial statements.
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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

Energy Portfolio Management
The Company has energy risk policies and procedures to manage commodity and volatility risks.  The Company’s Energy Management Committee establishes the Company’s energy risk management policies and procedures and monitors compliance.  The Energy Management Committee is comprised of certain Company officers and is overseen by the Audit Committee of the Company’s Board of Directors.
The Company is focused on commodity price exposure and risks associated with volumetric variability in the gas and electric portfolios.  It is not engaged in the business of assuming risk for the purpose of speculative trading.  The Company hedges open gas and electric positions to reduce both portfolio risk and volatility risk in prices.  The exposure position is determined by using a probabilistic risk system that models 100 scenarios of how the Company’s gas and power portfolios will perform under various weather, hydro and unit performance conditions.  The objectives of the hedging strategy are to:

•	ensure physical energy supplies are available to reliably and cost-effectively serve retail load;
•	prudently manage energy portfolio risks to serve retail load at overall least cost and limit undesired impacts on PSE’s customers and shareholders; and
•	reduce power costs by extracting the value of the Company’s assets.

The Company’s energy derivative contracts designated as cash flow hedges that represent forward financial purchases of natural gas supply for electric generation from PSE-owned electric plants in future periods at June 30, 2007 and December 31, 2006 are presented below:

	Electric Derivatives
(Dollars in millions)	June 30, 2007	December 31, 2006
Short-term asset	$11.0	$9.2
Long-term asset	0.2	6.8
Total assets	$11.2	$16.0

Short-term liability	$15.5	$8.0
Long-term liability	1.0	0.4
Total liabilities	$16.5	$8.4

If it is determined that it is uneconomical to run the plants in the future period, the hedging relationship is ended and the cash flow hedge is de-designated and any unrealized gains and losses are recorded in the income statement.  Gains and losses when these de-designated cash flow hedges are settled are recognized in energy costs and are included as part of the PCA mechanism.
The amount of net unrealized gain (loss), net of tax, at June 30, 2007 and December 31, 2006 related to the Company’s cash flow hedges under SFAS No. 133 recorded in other comprehensive income is presented as follows:

(Dollars in millions)	June 30, 2007	December 31, 2006
Other comprehensive income – unrealized gain (loss)	$(3.4)	$4.9

The following table presents the derivative hedges of natural gas contracts to serve natural gas customers at June 30, 2007 and December 31, 2006:

	Gas Derivatives
(Dollars in millions)	June 30, 2007	December 31, 2006
Short-term asset	$4.9	$6.7
Long-term asset	--	0.1
Total assets	$4.9	$6.8

Short-term liability	$23.5	$61.6
Long-term liability	0.3	--
Total liabilities	$23.8	$61.6

All mark-to-market adjustments relating to the natural gas business have been reclassified to a deferred account in accordance with SFAS No. 71 due to the PGA mechanism.  The PGA mechanism passes increases and decreases in the cost of natural gas supply to customers.  As the gains and losses on the hedges are realized in future periods, they will be recorded as gas costs under the PGA mechanism.
The following tables present the impact of changes in the market value of derivative instruments not meeting normal purchase normal sale or cash flow hedge criteria to the Company’s earnings during the three and six months ended June 30, 2007 and June 30, 2006:

(Dollars in millions) Three Months Ended June 30,	2007	2006	Change
Increase (decrease) in earnings	$(1.5)	$0.2	$(1.7)

(Dollars in millions) Six Months Ended June 30,	2007	2006	Change
Increase (decrease) in earnings	$4.2	$(0.8)	$5.0

        The Company recorded a decrease of $1.5 million and an increase of $4.2 million in earnings during the three and six months ended June 30, 2007, respectively, primarily due to the change in the mark-to-market valuation on a physical delivered gas supply contract for electric generation that did not meet normal purchase normal sale (NPNS) or cash flow hedge criteria.  The mark-to-market valuation in 2007 primarily relates to a physical contract reserve that was released on a contract due to improved credit of a counterparty.  The contract had a short term asset of $4.2 million which will settle over the next 12 months.  At June 30, 2007, the Company recorded a net unrealized loss of $10.0 million related to a three and a half year locational power exchange contract and deferred the day one loss to the balance sheet.  The fair value of the exchange contract was based on a propriety model.  The deferred loss will be amortized over the term of the contract based upon the power exchanged.  Any future changes in the mark-to-market value will be recorded through the income statement.  The contract has an economic benefit to the Company over its term and will help ease electric transmission congestion across the Cascade Mountains during winter months as PSE will take delivery of energy at a location that interconnects with PSE’s transmission system in western Washington.  At the same time, PSE will make available the same quantities of power at the Mid-Columbia trading hub location.
A hypothetical 10.0% decrease in the market prices of natural gas and electricity would decrease the fair value of qualifying cash flow hedges and comprehensive income by $12.4 million after tax and would decrease the fair value of those contracts marked-to-market in earnings by $0.7 million after tax.

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
It is possible that extreme volatility in energy commodity prices could cause the Company to have sub-optimal credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss.  However, as of June 30, 2007, approximately 97% of the Company’s energy portfolio was rated investment grade or higher by Standard & Poor's Ratings Services and/or Moody's Investor Services, Inc.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable-rate leases and anticipated long-term debt financing needed to fund capital requirements.  The Company manages its interest rate risk through the issuance of mostly fixed-rate debt of various maturities.  The Company utilizes commercial paper, line of credit facilities and accounts receivable securitization to meet short-term cash requirements.  These short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable.  The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.
The ending balance in other comprehensive income related to the forward starting swaps and previously settled treasury lock contracts at June 30, 2007 was a net loss of $8.3 million after-tax and accumulated amortization.  All financial hedge contracts of this type are reviewed by senior management and presented to the Securities Pricing Committee of the Board of Directors and are approved prior to execution.

Item 4.          Controls and Procedures

PugetEnergy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007, the end of the period covered by this report.  Based upon that evaluation, the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007, the end of the period covered by this report.  Based upon that evaluation, the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.          Legal Proceedings

See the section titled “Proceedings Relating to the Western Power Market” under Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Report on Form 10-Q.  Contingencies arising out of the normal course of the Company’s business exist at June 30, 2007.  The ultimate resolution of these issues in part or in the aggregate is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

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
PSE’s operations are subject to extensive federal, state and local laws and regulations relating to environmental, climate change, and endangered species protection.  To comply with these legal requirements, PSE must spend significant sums on measures including resource planning, remediation, monitoring, pollution control equipment, and emissions related abatement and fees.  New environmental, climate change, and endangered species laws and regulations affecting PSE’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to PSE or its facilities, which may substantially increase environmental, climate change and endangered species expenditures made by PSE in the future.  Compliance with these or other future regulations could require significant capital expenditures by PSE and adversely affect PSE’s financial position, results of operations, cash flows and liquidity.  In addition, PSE may not be able to recover all of its costs for such expenditures through electric and natural gas rates at current levels in the future.
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
Under current law, PSE is also generally responsible for any on-site liabilities associated with the environmental condition of the facilities that it currently owns or operates or has previously owned or operated, regardless of whether the liabilities arose before, during or after the time the facility was owned or operated by PSE.  The incurrence of a material environmental liability or the new regulations governing such liability could result in substantial future costs and have a material adverse effect on PSE’s results of operations and financial condition.
Specific to climate change, Washington State has adopted both a renewable portfolio standard and greenhouse gas legislation, including a performance standard provision.  Recent U.S. Supreme Court decisions related to climate change have also drawn greater attention to this issue at the federal, state and local level.  PSE cannot yet determine the costs of compliance with the recently enacted legislation.

Item 4.          Submission of Matters to a Vote of Security Holders

Puget Energy’s annual meeting of shareholders was held on May 4, 2007.  At the annual meeting, the shareholders elected one director to hold office until the annual meeting of shareholders in 2008 and four directors to hold office until the annual meeting of shareholders in 2010.  The vote was as follows:

	Number of Shares
	For	Withheld
TERM EXPIRING 2008
George W. Watson	100,689,248	1,473,102
TERM EXPIRING 2010
Phyllis J. Campbell	100,814,867	1,347,483
Stephen E. Frank	99,933,073	2,229,278
Dr. Kenneth P. Mortimer	100,754,686	1,407,665
Stephen P. Reynolds	100,411,751	1,750,600

There were no broker non-votes.

Secondly, the shareholders approved amendments to the Company’s Articles of Incorporation to adopt a majority voting standard in uncontested elections of Puget Energy, Inc. directors.  The vote was as follows:

For	Against	Abstain
92,974,723	8,401,830	785,798

There were no broker non-votes.

Third, the shareholders approved amendments to the Puget Energy, Inc. Employee Stock Purchase Plan, including increasing the number of shares available for purchase under the Plan.  The vote was as follows:

For	Against	Abstain	Broker Non-Vote
82,277,072	2,590,612	829,162	16,465,505

Finally, shareholders ratified the appointment of PricewaterhouseCoopers LLP.  The vote was as follows:

For	Against	Abstain
100,618,891	1,005,921	537,539

There were no broker non-votes.

Item 6.          Exhibits

See Exhibit Index for list of exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC.
PUGET SOUND ENERGY, INC.

/s/ James W. Eldredge
James W. Eldredge
Vice President, Controller and Chief Accounting Officer

Date: August 6, 2007
Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

Certain of the following exhibits are filed herewith.  Certain other of the following exhibits have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference.

3.1
Articles of Amendment, as filed with the Washington Secretary of State on May 8, 2007 (incorporated herein by reference to Exhibit 3.1 to Puget Energy, Inc’s Current Report on Form 8-K dated May 8, 2007, Commission File No. 1-16305).

4.1
Amended and Restated Credit Agreement, dated as of March 29, 2007, among Puget Sound Energy, Inc., the various financial institutions named therein, and Wachovia Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Puget Energy, Inc.’s Current Report on Form 8-K dated April 3, 2007, Commission File No. 1-16305).

4.2
Credit Agreement, dated as of March 29, 2007, among Puget Sound Energy, Inc., the various financial institutions named therein, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to Puget Energy, Inc.’s Current Report on Form 8-K dated April 3, 2007, Commission File No. 1-16305).

4.3
Second Supplemental Indenture, dated as of June 1, 2007, between the Company and The Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K dated June 1, 2007, Commission File No. 1-4393).

4.4	Form of Replacement Capital Covenant (incorporated herein by reference to Exhibit 4.2 to Puget Sound Energy’s Current Report on Form 8-K dated June 1, 2007, Commission File No. 1-4393).
12.1*	Statement setting forth computation of ratios of earnings to fixed charges (2002 through 2006 and 12 months ended June 30, 2007) for Puget Energy.
12.2*	Statement setting forth computation of ratios of earnings to fixed charges (2002 through 2006 and 12 months ended June 30, 2007) for PSE.
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.