Form 10-Q
period 2008-05-06
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2008-05-06
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 OR

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

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Puget Energy, Inc.	Large accelerated filer	/X/	Accelerated filer	/ /	Non-accelerated filer	/ /	Smaller reporting company	/ /
Puget Sound Energy, Inc.	Large accelerated filer	/ /	Accelerated filer	/ /	Non-accelerated filer	/X/	Smaller reporting company	/ /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Puget Energy, Inc.	Yes	/ /	No	/X/	Puget Sound Energy, Inc.	Yes	/ /	No	/X/

As of April 30, 2008, (i) the number of shares of Puget Energy, Inc. common stock outstanding was 129,678,489 ($.01 par value) and (ii) all of the outstanding shares of Puget Sound Energy, Inc. common stock were held by Puget Energy, Inc.

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

EITF	Emerging Issues Task Force
EPA	U. S. Environmental Protection Agency
ERO	FERC-certified Electric Reliability Organization
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
IBEW	International Brotherhood of Electrical Workers
InfrastruX	InfrastruX Group, Inc.
IRP	Integrated Resource Plan
kW	Kilowatt
kWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
MMS	Mineral Management Service of the United States
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
PSE Funding	PSE Funding, Inc.
Puget Energy	Puget Energy, Inc.
REP	BPA Residential Exchange Program
SFAS	Statement of Financial Accounting Standards
Sumas	Sumas Cogeneration Company, L.P.
Tenaska	Tenaska Power Fund, L.P.
Washington Commission	Washington Utilities and Transportation Commission
WECC	Western Electricity Coordinating Council
WECO	Western Energy Co

FILING FORMAT
This -Report on Form 10-Q is a combined quarterly report filed separately by two different registrants, Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE).  Any references in this report to the “Company” are to Puget Energy and PSE collectively.  PSE makes no representation as to the information contained in this report relating to Puget Energy and the subsidiaries of Puget Energy other than PSE and its subsidiaries.

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
▪ The risk that the merger may not be consummated in a timely manner if at all, including due to the failure to receive any required regulatory approvals;
▪
The risk that the merger agreement may be terminated in circumstances that require Puget Energy to pay a termination fee of up to $40.0 million, plus out-of-pocket expenses of the acquiring entity and its members of up to $10.0 million (or if no termination fee is payable, up to $15.0 million); and

▪ The effect of the announcement of the merger on our business relationships, operating results and business generally, including our ability to retain key employees.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, Puget Energy and PSE undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  You are also advised to consult Item 1A-“Risk Factors” in the Company’s most recent annual report on Form 10-K.

PART I                      FINANCIAL INFORMATION

Item 1.              Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2008	2007
Operating revenues:
Electric	$606,134	$527,619
Gas	443,236	467,009
Other	1,562	9,276
Total operating revenues	1,050,932	1,003,904
Operating expenses:
Energy costs:
Purchased electricity	272,832	282,092
Electric generation fuel	47,014	26,058
Residential exchange	(7)	(34,478)
Purchased gas	276,195	310,647
Net unrealized (gain) loss on derivative instruments	88	(5,782)
Utility operations and maintenance	112,163	98,171
Non–utility expense and other	462	2,130
Merger related costs	1,311	--
Depreciation and amortization	75,367	69,609
Conservation amortization	13,366	10,328
Taxes other than income taxes	94,273	87,069
Total operating expenses	893,064	845,844
Operating income	157,868	158,060
Other income (deductions):
Other income	6,844	4,764
Other expense	(976)	(1,031)
Interest charges:
AFUDC	2,429	2,416
Interest expense	(51,048)	(51,261)
Income before income taxes	115,117	112,948
Income tax expense	35,304	33,887
Net income	$79,813	$79,061

Common shares outstanding weighted-average (in thousands)	129,428	116,479
Diluted shares outstanding weighted-average (in thousands)	129,940	116,974

Basic earnings per common share	$0.62	$0.68

Diluted earnings per common share	$0.61	$0.68

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$79,813	$79,061
Other comprehensive income:
Unrealized gain from pension and postretirement plans, net of tax of $95 and $642, respectively	176	1,193
Net unrealized gains on energy derivative instruments during the period, net of tax of $25,457 and $1,914, respectively	47,277	3,554
Reversal of net unrealized losses on energy derivative instruments settled during the period, net of tax of $957 and $1,653, respectively	1,778	3,070
Amortization of financing cash flow hedge contracts to earnings, net of tax of $43 and $43, respectively	80	80
Other comprehensive income	49,311	7,897
Comprehensive income	$129,124	$86,958

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	March 31, 2008 (Unaudited)	December 31, 2007
Utility plant: (at original cost, including construction work in progress of $244,046 and $267,595, respectively)
Electric plant	$5,975,879	$5,914,127
Gas plant	2,351,247	2,313,477
Common plant	514,729	506,211
Less: Accumulated depreciation and amortization	(3,143,396)	(3,091,176)
Net utility plant	5,698,459	5,642,639
Other property and investments:
Investment in Bonneville Exchange Power contract	32,621	33,503
Other property and investments	113,465	114,083
Total other property and investments	146,086	147,586
Current assets:
Cash	49,152	40,797
Restricted cash	4,827	4,793
Accounts receivable, net of allowance for doubtful accounts	340,280	218,781
Secured pledged accounts receivable	85,000	152,000
Unbilled revenues	181,632	210,025
Materials and supplies, at average cost	61,184	62,114
Fuel and gas inventory, at average cost	40,290	99,772
Unrealized gain on derivative instruments	97,252	17,130
Prepaid income tax	543	44,303
Prepaid expense and other	8,764	11,910
Deferred income taxes	--	4,011
Total current assets	868,924	865,636
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	100,499	104,928
Regulatory asset for PURPA buyout costs	132,747	140,520
Power cost adjustment mechanism	3,149	3,114
Other regulatory assets	503,559	510,998
Unrealized gain on derivative instruments	45,122	11,845
Other	172,801	171,470
Total other long-term and regulatory assets	957,877	942,875
Total assets	$7,671,346	$7,598,736

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES

	March 31, 2008 (Unaudited)	December 31, 2007
Capitalization:
Common shareholders’ investment:
Common stock $0.01 par value, 250,000,000 shares authorized, 129,678,489 and 129,678,489 shares outstanding, respectively	$1,297	$1,297
Additional paid-in capital	2,273,197	2,278,500
Earnings reinvested in the business	281,626	240,079
Accumulated other comprehensive income, net of tax at 35%	51,390	2,078
Total shareholders’ equity	2,607,510	2,521,954
Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption	1,889	1,889
Junior subordinated notes	250,000	250,000
Long-term debt	2,278,860	2,428,860
Total redeemable securities and long-term debt	2,530,749	2,680,749
Total capitalization	5,138,259	5,202,703
Current liabilities:
Accounts payable	284,228	310,398
Short-term debt	101,604	260,486
Current maturities of long-term debt	329,500	179,500
Accrued expenses:
Purchased gas liability	68,428	77,864
Taxes	107,495	84,756
Salaries and wages	17,551	28,516
Interest	57,965	45,133
Unrealized loss on derivative instruments	4,631	27,089
Deferred income taxes	10,450	--
Other	95,637	48,918
Total current liabilities	1,077,489	1,062,660
Long-term liabilities and regulatory liabilities:
Deferred income taxes	845,020	818,161
Unrealized loss on derivative instruments	7,001	--
Regulatory liabilities	210,805	210,311
Other deferred credits	392,772	304,901
Total long-term liabilities and regulatory liabilities	1,455,598	1,333,373
Total capitalization and liabilities	$7,671,346	$7,598,736

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands, Unaudited)
	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$79,813	$79,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,367	69,609
Conservation amortization	13,366	11,328
Deferred income taxes and tax credits, net	22,283	11,243
Power cost adjustment mechanism	(35)	(104)
Amortization of gas pipeline capacity assignment	(2,614)	(2,690)
Non cash return on regulatory assets	(3,363)	(1,823)
Net unrealized loss on derivative instruments	88	(5,782)
Non cash Colstrip settlement	10,487	--
Change in residential exchange program	(921)	(8,111)
Storm damage deferred costs	(179)	(16,759)
Other	(2,115)	6,347
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	27,594	51,487
Materials and supplies	930	(7,633)
Fuel and gas inventory	59,482	56,523
Prepaid income taxes	43,760	497
Prepayments and other	3,146	(1,837)
Purchased gas receivable/payable	(9,436)	43,666
Accounts payable	(17,116)	(94,415)
Taxes payable	22,739	30,751
Accrued expenses and other	11,297	7,036
Net cash provided by operating activities	334,573	228,394
Investing activities:
Construction and capital expenditures - excluding equity AFUDC	(126,646)	(239,681)
Energy efficiency expenditures	(14,010)	(8,964)
Restricted cash	(35)	(46)
Refundable cash received for customer construction projects	1,185	4,456
Cash proceeds from property sales	2,076	57
Other	(1,377)	322
Net cash used by investing activities	(138,807)	(243,856)
Financing activities:
Change in short-term debt and leases, net	(158,882)	133,440
Dividends paid	(32,419)	(26,255)
Issuance of common stock	--	1,940
Redemption of bonds, notes and leases	--	(100,000)
Issuance and redemption costs of bonds and other	3,890	5,104
Net cash (used) provided by financing activities	(187,411)	14,229
Net increase (decrease) in cash	8,355	(1,233)
Cash at beginning of year	40,797	28,117
Cash at end of period	$49,152	$26,884
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$38,642	$32,009
Cash refunds from income taxes	(42,392)	--

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating revenues:
Electric	$606,134	$527,619
Gas	443,236	467,009
Other	1,562	9,276
Total operating revenues	1,050,932	1,003,904
Operating expenses:
Energy costs:
Purchased electricity	272,832	282,092
Electric generation fuel	47,014	26,058
Residential exchange	(7)	(34,478)
Purchased gas	276,195	310,647
Unrealized (gain) loss on derivative instruments	88	(5,782)
Utility operations and maintenance	112,163	98,171
Non–utility expense and other	55	1,967
Depreciation and amortization	75,367	69,609
Conservation amortization	13,366	10,328
Taxes other than income taxes	94,273	87,069
Total operating expenses	891,346	845,681
Operating income	159,586	158,223
Other income (deductions):
Other income	6,814	4,764
Other expense	(975)	(1,031)
Interest charges:
AFUDC	2,429	2,416
Interest expense	(51,048)	(51,261)
Interest expense on Puget Energy note	(237)	(336)
Income before income taxes	116,569	112,775
Income tax expense	35,665	33,998
Net income	$80,904	$78,777

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$80,904	$78,777
Other comprehensive income:
Unrealized gain from pension and postretirement plans, net of tax of $95 and $642, respectively	176	1,193
Net unrealized gains on energy derivative instruments during the period, net of tax of $25,457 and $1,914, respectively	47,277	3,554
Reversal of net unrealized losses on energy derivative instruments settled during the period, net of tax of $957 and $1,653, respectively	1,778	3,070
Amortization of financing cash flow hedge contracts to earnings, net of tax of $43 and $43, respectively	80	80
Other comprehensive income	49,311	7,897
Comprehensive income	$130,215	$86,674

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	March 31, 2008 (Unaudited)	December 31, 2007
Utility plant: (at original cost, including construction work in progress of $244,046 and $267,595, respectively)
Electric plant	$5,975,879	$5,914,127
Gas plant	2,351,247	2,313,477
Common plant	514,729	506,211
Less: Accumulated depreciation and amortization	(3,143,396)	(3,091,176)
Net utility plant	5,698,459	5,642,639
Other property and investments:
Investment in Bonneville Exchange Power contract	32,621	33,503
Other property and investments	113,466	114,083
Total other property and investments	146,087	147,586
Current assets:
Cash	45,402	40,773
Restricted cash	799	798
Accounts receivable, net of allowance for doubtful accounts	342,981	219,345
Secured pledged accounts receivable	85,000	152,000
Unbilled revenues	181,632	210,025
Materials and supplies, at average cost	61,184	62,114
Fuel and gas inventory, at average cost	40,290	99,772
Unrealized gain on derivative instruments	97,252	17,130
Prepaid income taxes	543	41,814
Prepaid expenses and other	8,219	11,365
Deferred income taxes	--	4,011
Total current assets	863,302	859,147
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	100,499	104,928
Regulatory asset for PURPA buyout costs	132,747	140,520
Power cost adjustment mechanism	3,149	3,114
Other regulatory assets	503,559	512,103
Unrealized gain on derivative instruments	45,122	11,845
Other	172,790	170,328
Total other long-term and regulatory assets	957,866	942,838
Total assets	$7,665,714	$7,592,210

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES

	March 31, 2008 (Unaudited)	December 31, 2007
Capitalization:
Common shareholder’s investment:
Common stock ($10 stated value) - 150,000,000 shares authorized, 85,903,791 shares outstanding	$859,038	$859,038
Additional paid-in capital	1,294,077	1,297,076
Earnings reinvested in the business	372,373	345,899
Accumulated other comprehensive income, net of tax at 35%	51,390	2,078
Total shareholder’s equity	2,576,878	2,504,091
Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption	1,889	1,889
Junior subordinated notes	250,000	250,000
Long-term debt	2,278,860	2,428,860
Total redeemable securities and long-term debt	2,530,749	2,680,749
Total capitalization	5,107,627	5,184,840
Current liabilities:
Accounts payable	283,146	310,083
Short-term debt	101,604	260,486
Short-term note owed to Puget Energy	30,000	15,766
Current maturities of long-term debt	329,500	179,500
Accrued expenses:
Purchased gas liability	68,428	77,864
Taxes	107,656	84,756
Salaries and wages	17,551	28,516
Interest	58,058	45,209
Unrealized loss on derivative instruments	4,631	27,089
Deferred income taxes	10,450	--
Other	95,636	48,918
Total current liabilities	1,106,660	1,078,187
Long-term liabilities and regulatory liabilities:
Deferred income taxes	848,285	821,382
Unrealized loss on derivative instruments	7,001	--
Regulatory liabilities	210,805	210,372
Other deferred credits	385,336	297,429
Total long-term liabilities and regulatory liabilities	1,451,427	1,329,183
Total capitalization and liabilities	$7,665,714	$7,592,210

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)
	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$80,904	$78,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,367	69,609
Conservation amortization	13,366	11,328
Deferred income taxes and tax credits, net	22,327	11,148
Power cost adjustment mechanism	(35)	(104)
Amortization of gas pipeline capacity assignment	(2,614)	(2,690)
Non cash return on regulatory assets	(3,363)	(1,823)
Net unrealized loss on derivative instruments	88	(5,782)
Non cash Colstrip settlement	10,487	--
Change in residential exchange program	(921)	(8,111)
Storm damage deferred costs	(179)	(16,759)
Other	(37)	6,258
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	25,456	51,487
Materials and supplies	930	(7,633)
Fuel and gas inventory	59,482	56,523
Prepaid income taxes	41,271	497
Prepayments and other	3,146	(1,833)
Purchased gas receivable/payable	(9,436)	43,666
Accounts payable	(17,884)	(94,487)
Taxes payable	22,900	30,967
Accrued expenses and other	11,397	7,298
Net cash provided by operating activities	332,652	228,336
Investing activities:
Construction expenditures - excluding equity AFUDC	(126,646)	(239,681)
Energy efficiency expenditures	(14,010)	(8,964)
Restricted cash	(1)	(1)
Refundable cash received for customer construction projects	1,185	4,456
Cash proceeds from property sales	2,076	57
Other	(1,377)	322
Net cash used by investing activities	(138,773)	(243,811)
Financing activities:
Change in short-term debt, net	(158,882)	133,440
Dividends paid	(48,581)	(26,255)
Loan (payment) from/to Puget Energy	14,234	73
Redemption of bonds and notes	--	(100,000)
Investment from Puget Energy	--	1,705
Issuance and redemption cost of bonds and other	3,979	5,104
Net cash (used) provided by financing activities	(189,250)	14,067
Net increase (decrease) in cash from net income	4,629	(1,408)
Cash at beginning of year	40,773	28,092
Cash at end of period	$45,402	$26,684
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$38,642	$32,009
Cash refunds from income taxes	(39,730)	--

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy, Inc. (Puget Energy) is a holding company that owns Puget Sound Energy, Inc. (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering 6,000 square miles, primarily in the Puget Sound region.
The 2008 and 2007 consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiary, PSE.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiaries.  Puget Energy and PSE are collectively referred to herein as “the Company.”  The consolidated financial statements are presented after elimination of all significant intercompany items and transactions.
The consolidated financial statements contained in this Form 10-Q are unaudited.  In the respective opinions of the management of Puget Energy and PSE, all adjustments necessary for a fair statement of the results for the interim periods have been reflected and were of a normal recurring nature.  These condensed financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE Report on Form 10-K for the year ended December 31, 2007.
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
PSE collected Washington State excise taxes (which are a component of general retail rates) and municipal taxes of $76.6 million for the three months ended March 31, 2008, and $74.6 million for the three months ended March 31, 2007.  The Company’s policy is to report such taxes on a gross basis in operating revenues and taxes other than income taxes in the accompanying consolidated statements of income.

(2)	Earnings per Common Share (Puget Energy Only)

Puget Energy’s basic earnings per common share have been computed based on weighted-average common shares outstanding of 129,428,000 for the three months ended March 31, 2008, and 116,479,000 for the three months ended March 31, 2007.
Puget Energy’s diluted earnings per common share have been computed based on weighted-average common shares outstanding and issuable upon exercise of options or expiration of vesting periods of 129,940,000 for the three months ended March 31, 2008, and 116,974,000 for the three months ended March 31, 2007.  These shares include the dilutive effect of securities related to employee and director equity plans.

(3)	Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value.  The Company enters into contracts to manage its energy resource portfolio and interest rate exposure including forward physical and financial contracts, option contracts and swaps.  The majority of these contracts qualify for the normal purchase normal sale (NPNS) exception to derivative accounting rules provided they meet certain criteria.  Generally, NPNS applies if PSE deems the counterparty creditworthy, if the counterparty owns or controls energy resources within the western region to allow for physical delivery of the energy and if the transaction is within PSE’s forecasted load requirements and adjusted from time to time.  Those contracts that do not meet NPNS exception or cash flow hedge criteria are marked-to-market to current earnings in the income statement, subject to deferral under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), for energy related derivatives due to the Power Cost Adjustment (PCA) mechanism and Purchased Gas Adjustment (PGA) mechanism.
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

    The following table presents electric derivatives that are designated as cash flow hedges or contracts that do not meet NPNS at March 31, 2008 and December 31, 2007:

	Electric Derivatives
(Dollars in Millions)	March 31, 2008	December 31, 2007
Short-term asset	$53.2	$11.1
Long-term asset	31.4	6.6
Total assets	$84.6	$17.7

Short-term liability	$3.6	$9.8
Long-term liability	6.6	--
Total liabilities	$10.2	$9.8

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
At December 31, 2007, the Company had an unrealized day one loss deferral of $9.0 million related to a three-year locational power exchange contract which was modeled and therefore the day one gain was deferred under EITF No. 02-3.  The contract has economic benefit to the Company over its terms.  The locational exchange will help ease electric transmission congestion across the Cascade Mountains during the winter months as PSE will take delivery of energy at a location that interconnects with PSE’s transmission system in western Washington.  At the same time, PSE will make available the quantities of power at the Mid-Columbia trading hub location.  The day one loss deferral was transferred to retained earnings on January 1, 2008 as required by SFAS No. 157, “Fair Value Measurements” and any future day one loss on contracts will be recorded in the income statement beginning January 1, 2008 in accordance with the statement.
The following tables present the impact of changes in the market value of derivative instruments not meeting NPNS or cash flow hedge criteria, and ineffectiveness related to highly effective cash flow hedges, to the Company’s earnings during the three months ended March 31, 2008 and March 31, 2007:

(Dollars in Millions) Three Months Ended March 31,	2008	2007	Change
Increase (decrease) in earnings	$ (0.1)	$ 5.8	$ (5.9)

In the first quarter 2007, the Company reversed a loss reserve due to credit worthiness related to a physically delivered natural gas supply contract for electric generation.  The counterparty’s financial outlook had changed and delivery was determined to be probable through the life of the contract, which expires on June 30, 2008.
The amount of net unrealized gain (loss), net of tax, related to the Company’s cash flow hedges under SFAS No. 133 consisted of the following at March 31, 2008 and December 31, 2007:

(Dollars in Millions, net of tax)	March 31, 2008	December 31, 2007
Other comprehensive income – unrealized gain (loss)	$ (52.5)	$ 3.4

The following table presents derivative hedges of natural gas contracts to serve natural gas customers at March 31, 2008 and December 31, 2007:

	Gas Derivatives
(Dollars in Millions)	March 31, 2008	December 31, 2007
Short-term asset	$44.0	$6.0
Long-term asset	13.7	5.3
Total assets	$57.7	$11.3

Short-term liability	$1.0	$17.3
Long-term liability	0.4	--
Total liabilities	$1.4	$17.3

At March 31, 2008, the Company had total assets of $57.7 million and total liabilities of $1.4 million related to hedges of natural gas contracts to serve natural gas customers.  All mark-to-market adjustments relating to the natural gas business have been reclassified to a deferred account in accordance with SFAS No. 71 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.

(4)	Corporate Guarantees (Puget Energy Only)

On May 7, 2006, Puget Energy sold InfrastruX Group Inc. (InfrastruX) to an affiliate of Tenaska Power Fund, L.P. (Tenaska) in an all-cash transaction.  Puget Energy accounted for InfrastruX as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in 2006.  As a part of the transaction, Puget Energy made certain representations and warrantees concerning InfrastruX and indemnified Tenaska against certain future losses not to exceed $15.0 million.  At the time of the sale, Puget Energy purchased a warrantee insurance policy and deposited $3.7 million into an escrow account, representing the full retention under the insurance policy.  Additionally at the time of sale, Puget Energy recorded a $5.0 million loss reserve in connection with the indemnifications, which represented management's measurement of the fair value of the corporate guarantees using a probability weighted approach.
On April 29, 2008, Puget Energy and Tenaska entered into a Joint Notice of Distribution and Termination Agreement (Termination Agreement) that would result in the extinguishment of all InfrastruX corporate guarantees made by Puget Energy in connection with the sale of InfrastruX.  Under the terms of the Termination Agreement, Puget Energy has agreed to release approximately $3.6 million of the $4.0 million currently held in the escrow account balance to InfrastruX and make an additional payment of approximately $3.2 million in the second quarter 2008.  In aggregate, payments will approximate the remaining loss reserves recorded by Puget Energy at March 31, 2008 and thus will not have a material impact on Puget Energy’s financial results for 2008.

(5)	Retirement Benefits

The Company has a defined benefit pension plan covering substantially all PSE employees, with a cash balance feature for all but International Brotherhood of Electrical Workers (IBEW) employees.  Benefits are a function of age, salary and service.  Puget Energy also maintains a non-qualified supplemental retirement plan for officers and certain director-level employees.
The following table summarizes the net periodic benefit cost for the three months ended March 31:

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2008	2007	2008	2007
Service cost	$3,288	$3,263	$43	$91
Interest cost	7,051	6,570	283	379
Expected return on plan assets	(10,455)	(9,750)	(197)	(205)
Amortization of prior service cost	315	511	21	134
Recognized net actuarial (gain) loss	183	1,173	(199)	(56)
Amortization of transition obligation	--	--	13	105
Net periodic benefit cost	$382	$1,767	$(36)	$448

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $4.0 million and less than $0.1 million to fund the non-qualified pension and other benefits plans for the year ending December 31, 2008, respectively.  During the three months ended March 31, 2008, the actual cash contributions to the Company’s non-qualified pension plans were $0.4 million.  Based on this activity, the Company anticipates contributing an additional $3.6 million to the Company’s non-qualified pension plan for the remaining period of 2008.  During the three months ended March 31, 2008, actual other post-retirement medical benefit plan contributions were less than $0.1 million and the Company does not expect to make additional contributions for the remaining periods of 2008.

(6)	Regulation and Rates

On April 11, 2007, the Washington Utilities and Transportation Commission (Washington Commission) issued an accounting order that authorized PSE to defer certain ownership and operating costs (and associated carrying costs) incurred related to its purchase of the Goldendale electric generating facility (Goldendale) during the period prior to inclusion in PSE’s retail electric rates in the Power Cost Only Rate Case (PCORC).  The deferral was for the time period from March 15, 2007 through September 1, 2007, at which time the Company began recovering Goldendale ownership and operation costs in electric rates.  As of March 31, 2008, PSE had established a regulatory asset of $11.8 million.  PSE anticipates amortization of the costs will begin no later than November 2008 as determined in PSE’s pending general rate case.
In May 2007, the Washington Commission Staff alleged that PSE’s natural gas system service provider had violated certain Washington Commission recordkeeping rules.  The Washington Commission filed a complaint against PSE that included Washington Commission Staff’s recommendation that PSE be assessed a $2.0 million regulatory penalty.  On April 3, 2008, the Washington Commission issued an order approving a settlement agreement that requires PSE to pay a regulatory penalty of $1.25 million, to establish a quality control program to better monitor its subcontractors and to complete an independent audit of natural gas system recordkeeping procedures.  At March 31, 2008, PSE adjusted its loss reserve to $1.25 million for this penalty.
On May 21, 2007, the Bonneville Power Administration (BPA) notified PSE and other investor-owned utilities that BPA was suspending payments related to its Residential Exchange Program (REP) due to adverse Ninth Circuit Court of Appeals (Ninth Circuit) decisions issued on May 3, 2007.  The Ninth Circuit concluded in its decisions that certain BPA actions in entering into residential exchange settlements in 2000 were not in accordance with the law.  As a result of the BPA suspension of payment, PSE filed revisions to the tariffs which pass-through the benefits of the REP to all residential and small farm customers.  Under federal law investor-owned utilities receiving REP benefits must pass-through the benefits to their residential and small farm electric customers.  The Washington Commission approved the tariff revisions terminating the REP credit effective June 7, 2007.
At the time of the suspension of payments, PSE had a credit of REP payments to customers.  Accordingly, in addition to terminating the REP credit, PSE also filed an accounting petition seeking approval to record carrying costs on the deferred asset balance until it is recovered from customers.  On August 29, 2007, the Washington Commission approved PSE’s accounting petition to defer as a regulatory asset the excess REP benefit provided to customers and accrue monthly carrying charges on the deferred balance from June 7, 2007 until the deferral is recovered from customers or BPA.  As of March 31, 2008, PSE has recorded a regulatory asset, including carrying costs, of $36.6 million.
On December 17, 2007, BPA released a proposal for public comment which would provide temporary, interim relief to the region’s investor-owned utilities until final REP contracts are reached and executed which are planned to go into effect October 1, 2008.  These interim agreements are offered in exchange for suspension of certain litigation activities, and will be trued-up to the actual final REP benefits for each individual company as established in BPA’s upcoming administrative proceedings.  In March 2008, BPA and PSE signed an agreement pursuant to which BPA (on April 2, 2008) paid PSE $53.7 million in REP benefits for fiscal year ending September 30, 2008, which payment is subject to true-up depending upon the amount of any REP benefits ultimately determined to be payable to PSE.
On April 10, 2008, the Washington Commission approved PSE’s tariff filing seeking to pass-through the net amount of the benefits under the interim agreements to residential and small farm customers.  The Washington Commission also approved PSE’s request to credit the regulatory asset amount of $33.7 million against the $53.7 million payment and pass-through to customers the remaining amount of approximately $20.0 million.  These amounts will not affect PSE’s net income.  The accrued carrying charges on the regulatory asset totaling $2.9 million at March 31, 2008 will be addressed in PSE’s pending general rate case (Docket No. UE-072300).
In November 2007, PSE was audited by the Western Electricity Coordinating Council (WECC) under delegated authority of the North American Electric Reliability Corporation (NERC), the FERC-certified Electric Reliability Organization (ERO).  Previously, PSE had submitted several self-reports and mitigation plans to WECC for review and approval.  The WECC audit team identified four additional potential violations that were not previously self-reported.  In response, PSE submitted self-reports and mitigation plans for the four violations.  WECC issued the final audit report on March 28, 2008.  As of April 16, 2008, PSE had not received notice of penalties, but has established a loss reserve of $0.6 million related to these potential violations.

(7)	Litigation

Residential Exchange.  Petitioners in several actions in the Ninth Circuit against BPA asserted that BPA acted contrary to law in entering into or performing or implementing a number of agreements, including the amended settlement agreement (and the May 2004 agreement) between BPA and PSE regarding the REP.  BPA rates used in such agreements between BPA and PSE for determining the amounts of money to be paid to PSE by BPA under such agreements during the period October 1, 2001 through September 30, 2006 were confirmed, approved and allowed to go into effect by the Federal Energy Regulatory Commission (FERC).  Petitioners in several actions in the Ninth Circuit against BPA also asserted that BPA acted contrary to law in adopting or implementing the rates upon which the benefits received or to be received from BPA during the October 1, 2001 through September 30, 2006 period were based.  A number of parties have claimed that the BPA rates proposed or adopted in the BPA rate proceeding to develop BPA rates to be used in the agreements for determining the amounts of money to be paid to PSE by BPA during the period October 1, 2006 through September 30, 2009 are contrary to law and that BPA acted contrary to law or without authority in deciding to enter into, or in entering into or performing or implementing such agreements.  In March 2008, BPA requested FERC to continue a stay of FERC’s review of such rates in light of the reopened rate proceeding described below arising out of the Ninth Circuit litigation.
On May 3, 2007, the Ninth Circuit issued an opinion in Portland Gen. Elec. v. BPA, No. 01-70003, in which proceeding the actions of BPA in entering into settlement agreements regarding the BPA REP with PSE and with other investor-owned utilities were challenged.  In this opinion, the Ninth Circuit granted petitions for review and held the settlement agreements entered into between BPA and the investor-owned utilities being challenged in that proceeding to be inconsistent with statute.  On May 3, 2007, the Ninth Circuit also issued an opinion in Golden Northwest Aluminum v. BPA, No. 03-73426, in which proceeding the petitioners sought review of BPA’s 2002-06 power rates.  In this opinion, the Ninth Circuit granted petitions for review and held that BPA unlawfully shifted onto its preference customers the costs of its settlements with the investor-owned utilities.  On October 5, 2007, petitions for rehearing of these two opinions were denied.  On February 1, 2008, PSE and other utilities filed in the U.S. Supreme Court a petition for a writ of certiorari to review the decisions of the Ninth Circuit.
In May 2007, following the Ninth Circuit’s issuance of these two opinions, BPA suspended payments to PSE under the amended settlement agreement (and the May 2004 agreement).  On August 29, 2007, the Washington Commission approved PSE’s accounting petition to defer as a regulatory asset the excess BPA Residential Exchange benefit provided to customers and accrue monthly carrying charges on the deferred balance from June 7, 2007 until the deferral is recovered from customers or BPA.  As of March 31, 2008, PSE has a regulatory asset, including carrying cost, of $36.6 million.  On October 11, 2007, the Ninth Circuit remanded the May 2004 agreement to BPA in light of the Portland Gen. Elec. V. BPA opinion and dismissed the remaining three pending cases regarding settlement agreements.
On February 8, 2008, BPA issued a notice reopening its WP-07 rate proceeding to respond to the various Ninth Circuit opinions.  In the notice, BPA proposed to adjust its fiscal year 2009 rates and to determine the amounts of Residential Exchange benefits paid since 2002 that may be recovered.  BPA is proposing to determine an amount that was improperly passed through to residential and small farm customers of PSE and the other regional investor-owned utilities during the 2002 to 2008 rate periods and to recover this amount over time by reducing future benefits under the REP.  The amount to be recovered over future periods from PSE’s residential and small farm customers in BPA’s initial proposal is approximately $150.0 million.  However, this is an initial proposal and is subject to BPA’s rate case process resulting in a final decision in approximately August 2008, and is also subject to subsequent administrative and judicial review.
In March 2008, BPA and PSE signed an agreement pursuant to which BPA made a payment to PSE related to the REP benefits for the fiscal year ending September 30, 2008, which payment is under such agreement subject to true-up depending upon the amount of any REP benefits ultimately determined to be payable to PSE.  In March and April 2008, Clatskanie People’s Utility District filed petitions in the Ninth Circuit for review of BPA actions in connection with offering or entering into such agreement with PSE and similar agreements with other investor-owned utilities.
It is not clear what impact, if any, such reopened rate proceeding, development or review of such rates, review of such agreements and the above described Ninth Circuit litigation may ultimately have on PSE.
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
Lockyer Case.  In March and April 2008, FERC issued orders establishing procedures for the Lockyer remand.  The orders commence a seller-by-seller inquiry into the transaction reports filed by entities that sold power in California during 2000.  The inquiry is to determine if the transaction reports as filed masked the gathering of more than 20% of the market during the period, by that seller.  PSE is confident that it will not be found to have possessed 20% of any relevant market during any relevant time.  The order also mandates a settlement process before an Administrative Law Judge.  The California parties sought rehearing of these orders on April 21, 2008.
California Receivable and California Refund Proceeding. On March 18, 2008, the California Independent System Operator (CAISO) filed a status report with its calculations of interest owed by and owing to parties.  The report also identified further work to perform in the CAISO’s “who owes what to whom” calculation.  On March 25, 2008, FERC issued an order addressing, among other things, 11 pending rehearing requests by the California parties – all of which the order rejected.
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
    Colstrip Matters.  In May 2003, approximately 50 plaintiffs brought an action against the owners of Colstrip which has since been amended to add additional claims.  The lawsuit alleges that (1) seepage from two different wastewater pond areas caused groundwater contamination and threatened to contaminate domestic water wells and the Colstrip water supply pond, and (2) seepage from the Colstrip water supply pond caused structural damage to buildings and toxic mold.  Plaintiffs were seeking compensatory (including but not limited to unjust enrichment and abatement) and punitive damages.  After a failed attempt at settlement in 2004, PSE established a reserve of approximately $0.7 million, of which $0.5 million was for PSE’s share of costs to extend city water to 13 plaintiffs and PSE reduced its reserve to approximately $0.2 million.  Discovery was completed and trial was scheduled for June 2008.
    Recent developments in the litigation have caused PSE to change its reserve.  On February 15, 2008, plaintiffs submitted supplemental expert disclosures which, among other things, alleged new abatement claims significantly higher than prior allegations.  On April 11, 2008 the trial court judge issued an order denying defendant’s motion to dismiss plaintiffs’ substantial unjust enrichment claims.  On April 22, 2008 the trial court judge issued an order that PSE along with two other defendants would be held liable on all counts, including a finding of malice for punitive damages, as a discovery sanction.    Although the defendants submitted a motion for reconsideration of this sanction on April 25, 2008, the defendants reached agreement on a global settlement with all plaintiffs on April 29, 2008 and PSE’s share of that settlement is approximately $10.7 million.  PSE expects settlement documents to be finalized in the second quarter 2008 and as a result have increased the reserve to $10.7 million.  PSE is also evaluating whether it will file an accounting petition to defer such costs.
The Minerals Management Service of the United States Department of Interior (MMS) has issued a series of orders to Western Energy Company (WECO) to pay additional taxes and royalties concerning coal WECO sold to the owners of Colstrip 3 & 4, and similar orders have been issued in the administrative appellate process.  The orders assert that additional royalties are owed in connection with payments received by WECO from Colstrip 3 & 4 owners (including PSE) for the construction and operation of a conveyor system that runs several miles from the mine to Colstrip 3 & 4.  The state of Montana has also issued a demand to WECO consistent with the MMS position.  WECO has challenged these orders, and the issue has been on appeal for several years.  WECO has won some points during the appellate process that have reduced the claims--but under applicable law, to pursue the appeals, the principal in dispute cannot be paid, which causes interest to accrue.  Moreover, because the conveyor system continues to be used, the amount in dispute grows.  In the aggregate, the accrued interest--plus unasserted claims to bring the amount current--could make the total claim (principal plus interest) pertaining to PSE’s 25% project share as high as $10 million.  PSE is unable to predict the ultimate outcome of this dispute.  PSE believes a future loss in connection with this dispute is reasonably possible but not probable, and has not recorded a loss reserve.
    Proceeding Relating to the Proposed Merger.  On October 26, 2007 and November 2, 2007, two separate lawsuits were filed against the Company and all of the members of the Company’s Board of Directors in Superior Court in King County, Washington.  The lawsuits, respectively, are entitled, Tansey v. Puget Energy, Inc., et al., Case No. 07-2-34315-6 SEA and Alaska Ironworkers Pension Trust v. Puget Energy, Inc., et al., Case No. 07-2-35346-1 SEA.  The lawsuits are both denominated as class actions purportedly on behalf of Puget Energy’s shareholders and assert substantially similar allegations and causes of action relating to the proposed merger.  The complaints allege that Puget Energy’s directors breached their fiduciary duties in connection with the merger and seek virtually identical relief, including an order enjoining the consummation of the merger.  Pursuant to a court order dated November 26, 2007, the two cases were consolidated for all purposes and entitled In re Puget Energy, Inc. Shareholder Litigation, Case No. 07-2-34315-6 SEA.
On February 6, 2008, the parties entered into a memorandum of understanding providing for the settlement of the consolidated lawsuit, subject to customary conditions including completion of appropriate settlement documentation, confirmatory discovery and court approval.  Pursuant to the memorandum of understanding, the Company agreed to include certain additional disclosures in its proxy statement relating to the merger.  The Company does not admit, however, that its prior disclosures were in any way materially misleading or inadequate.  In addition, the Company and the other defendants in the consolidated lawsuit deny the plaintiffs’ allegations of wrongdoing and violation of law in connection with the merger.  The settlement, if completed and approved by the court, will result in dismissal with prejudice and release of all claims of the plaintiffs and settlement class of the Company’s shareholders that were or could have been brought on behalf of the plaintiffs and the settlement class.  In connection with such settlement, the plaintiffs intend to seek a court-approved award of attorneys’ fees and expenses in an amount up to $290,000, which the Company has agreed to pay.  At March 31, 2008, the Company has a loss reserve of $290,000 recorded at March 31, 2008 related to this matter.

(8)	Related Party Transactions

On June 1, 2006, PSE entered into a revolving credit facility with its parent, Puget Energy, in the form of a Demand Promissory Note (Note).  Through the Note, PSE may borrow up to $30.0 million from Puget Energy, subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of (a) PSE’s outstanding commercial paper interest rate; (b) PSE’s senior unsecured revolving credit facility; or (c) the interest rate available under the receivable securitization facility of PSE Funding, Inc. (PSE Funding), a PSE subsidiary, which is the London Interbank Offered Rate (LIBOR) plus a marginal rate.  At March 31, 2008 and December 31, 2007, the outstanding balance of the Note was $30.0 million and $15.8 million, respectively and the interest rate was 3.57% and 5.31%, respectively.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.  The $30.0 million credit facility with Puget Energy is unaffected by the pending merger.
During 2007, the Company purchased certain insurance policies from AEGIS and had three insurance claim receivables from AEGIS totaling $7.7 million and $15.2 million at March 31, 2008 and December 31, 2007, respectively.  One nonemployee director of Puget Energy and PSE also serves on the board of AEGIS and a PSE management employee serves on one of AEGIS’ risk management committees.

(9)	Other

FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R) requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements of the variable interest entity must be included in the consolidated financial statements of the business entity.  The Company has evaluated its power purchase agreements and determined that two counterparties during the three months ended March 31, 2008 may be considered variable interest entities.  Consistent with FIN 46R, PSE submitted requests for information to those two entities; however, the entities have refused to submit to PSE the necessary information for PSE to determine whether they meet the requirements of a variable interest entity.  PSE also determined that it does not have a contractual right to such information.  PSE will continue to submit requests for information to the counterparties in accordance with FIN 46R.
Sumas Cogeneration Company, L.P. (Sumas), an entity that potentially could have been considered a variable interest entity prior to May 7, 2007, delivered a letter to PSE on May 7, 2007, stating that it had sold its dedicated natural gas reserves to a third party and that it no longer intended to deliver energy to PSE through the remaining term of the contract, which expires on April 15, 2013.  The last energy delivered to PSE by Sumas occurred on March 15, 2007.  Following negotiations to resolve the breach of contract with Sumas on December 7, 2007, PSE and Sumas signed a Membership Interest Purchase and Sale Agreement for the acquisition of the 125 MW power plant located in Sumas, Washington.  Sumas also agreed to transfer an undivided ownership interest in the pipeline easements to PSE.  PSE expects the transaction to close in the second half of 2008, after it receives approval from FERC and presidential permits to operate the natural gas pipeline.
For the two power purchase agreements that may be considered variable interest entities under FIN 46R as of the first quarter 2008, PSE is required to buy all the generation from these plants, subject to displacement by PSE, at rates set forth in the power purchase agreements.  If at any time the counterparties cannot deliver energy to PSE, PSE would have to buy energy in the wholesale market at prices which could be higher or lower than the power purchase agreement prices.  PSE’s purchased electricity expense for the three months ended March 31, 2008 was $54.9 million for the two entities and for the three months ended March 31, 2007 was $66.6 million for the three entities.
In November 2006, PSE’s Crystal Mountain Generation Station had an accidental release of approximately 18,000 gallons of diesel fuel.  PSE crews and consultants responded and worked with applicable state and federal agencies to control and remove the spilled diesel.  On July 11, 2007, PSE received a Notice of Completion for work performed pursuant to the Administrative Order for Removal from the U. S. Environmental Protection Agency (EPA).  The Notice stated that PSE had met the requirements of the Order and the accompanying scope of work.  Total removal costs as of March 31, 2008 were approximately $14.1 million.  PSE estimates the total remediation cost to be approximately $15.0 million, which has been accrued or paid.  At March 31, 2008, PSE had an insurance receivable recorded in the amount of $7.6 million associated with this fuel release.  PSE received a partial payment of $5.0 million on this receivable in January 2008.  On February 13, 2008, the U.S. Department of Justice, on behalf of the EPA, notified PSE of its intent to issue a fine of $0.5 million under the Clean Water Act.  PSE has since agreed to pay this fine.  On April 15, 2008, the Washington State Department of Ecology fined PSE $0.4 million as a civil penalty pursuant to the Clean Water Act.  PSE reserved $1.0 million for the penalties in 2006.
As of March 31, 2008, PSE had $18.1 million in insurance receivables recorded related to two property damage claims and a general liability claim.  As of March 31, 2008, PSE has received $8.8 million in payments from the insurers associated with these claims.  $10.1 million of the receivable balance represents an estimate based on the cost that would have been incurred to repair, rather than replace, the damaged parts.  If PSE does not receive full recovery of this receivable, the accrued amount will be recorded to utility plant.

(10)	New Accounting Pronouncements

On September 15, 2006, FASB issued SFAS No. 157, which clarifies how companies should use fair value measurements in accordance with GAAP for recognition and disclosure purposes.  SFAS No. 157 establishes a common definition of fair value and a framework for measuring fair value under GAAP, along with expanding disclosures about fair value to eliminate differences in current practice that exist in measuring fair value under the existing accounting standards.  The definition of fair value in SFAS No. 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer a liability (i.e. an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (i.e. an entrance price).  Under SFAS No. 157, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.  To increase consistency and comparability in fair value measures, SFAS No. 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted market prices in active markets, inputs other than quoted prices with observable market data, and unobservable data (e.g. a company’s own data).
SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which was January 1, 2008, for the Company.  On February 28, 2008, the FASB issued a final FASB Staff Position (FSP) that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value, except for those that are recognized or disclosed at fair value on an annual or more frequent basis.  The Company adopted SFAS No. 157 on January 1, 2008, prospectively, as required by the Statement, with certain exceptions,  including the initial impact of changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under EITF 02-3.  On January 1, 2008, the difference between the carrying amounts and the fair values of those instruments originally recorded under guidance in EITF 02-3 was recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  SFAS No. 157 nullified a portion of EITF 02-3.  Under EITF 02-3, the transaction price presumption prohibited recognition of a trading profit at inception of a derivative unless the positive fair value of that derivative was substantially based on quoted prices or a valuation process incorporating observable inputs.  For transactions that did not meet this criterion at inception, trading profits that had been deferred were recognized in the period that inputs to value the derivative became observable or when the contract performed.
On March 19, 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 is effective for the fiscal years and interim years beginning after November 15, 2008, which will be the quarter ended March 31, 2009 for the Company.  SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 requirements will impact the following derivative and hedging disclosures: objectives and strategies, balance sheet, financial performance, contingent features and counterparty credit risk.  The Company is currently assessing the impact of SFAS No. 161.

(11)	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157 which clarifies how companies should use fair value measurements and requires enhanced disclosures about assets and liabilities carried at fair value.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  However, as permitted under SFAS No. 157, the Company utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of its assets and liabilities measured and reported at fair value.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable.  The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
PSE values derivative instruments based on daily quoted prices from numerous independent energy brokerage services.  When external quoted market prices are not available for derivative contracts, PSE uses a valuation model that uses volatility assumptions relating to future energy prices based on specific energy markets and utilizes externally available forward market price curves.  All derivative instruments are sensitive to market price fluctuations that can occur on a daily basis.  The Company is focused on commodity price exposure and risks associated with volumetric variability in the natural gas and electric portfolios.  It is not engaged in the business of assuming risk for the purpose of speculative trading.  The Company hedges open natural gas and electric positions to reduce both the portfolio risk and the volatility risk in prices.  The exposure position is determined by using a probabilistic risk system that models 100 scenarios of how the Company’s natural gas and power portfolios will perform under various weather, hydro and unit performance conditions.  PSE has not made any material changes during the reporting period to those techniques or models.
The Company is able to classify fair value balances based on the observability of those inputs.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category include non-exchange-traded derivatives such as OTC forwards and options.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.  At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS No. 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The determination of the fair values incorporates various factors required under SFAS No. 157.  These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of the Company’s nonperformance risk on its liabilities.

Recurring Fair Value Measures	At Fair Value as of March 31, 2008
(Dollars in Millions)	Level 1	Level 2	Level 3	Total
Assets:
Energy derivative instruments	$--	$107.8	$34.6	$142.4
Other financial items	--	--	--	--
Total assets	$--	$107.8	$34.6	$142.4
Liabilities:
Energy derivative instruments	$--	$1.4	$10.2	$11.6
Other financial items	--	--	7.2	7.2
Total liabilities	$--	$1.4	$17.4	$18.8

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy.

(Dollars in millions)	Three Months Ended March 31, 2008
Balance as of January 1, 2008	$(7.3)
Realized energy derivative losses	(1.9)
Unrealized energy derivative gains / (losses)
- included in earnings	(1.5)
- included in other comprehensive income	26.4
New energy purchase transactions	2.6
Energy derivatives transferred out of Level 3	(1.1)
Balance as of March 31, 2008	$17.2

The Company believes an analysis of energy derivative instruments classified as Level 3 should take into account the fact that these items are generally economically hedged as a portfolio with instruments that may be classified in Levels 1 and 2.  Realized gains and losses on energy derivatives for Level 3 recurring items are included in Energy Costs in PSE’s income statement under purchased electricity, electric generation fuel or purchased gas when settled.
Unrealized gains and losses for Level 3 on energy derivatives recurring items are included in net unrealized (gain) loss on derivative instruments in PSE’s income statement.  SFAS No. 157 requires that financial assets and liabilities be classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of March 31, 2008, energy derivative instruments are classified in Level 3 because Level 3 inputs are significant to their fair value measurement; however, the valuation of these derivative instruments is primarily based upon observable inputs (Level 2), and the net unrealized gain recognized during the reporting period is primarily due to a significant increase in observable prices.
Energy derivatives transferred out represent existing assets or liabilities that were either previously classified as Level 3 for which the lowest significant input became observable during the period.
The Company does not believe that the fair values diverge materially from the amounts the Company currently anticipates realizing on settlement or maturity.
Other financial items valuation is described in Note 4 “Corporate Guarantees.”

(12)	Agreement and Plan of Merger (Puget Energy only)

On October 26, 2007, Puget Energy announced that it had entered into a definitive Agreement and Plan of Merger, dated as of October 25, 2007, pursuant to which Puget Energy will be acquired by a consortium of long-term infrastructure investors led by Macquarie Infrastructure Partners, the Canada Pension Plan Investment Board and British Columbia Investment Management Corporation and also includes Alberta Investment Management, Macquarie-FSS Infrastructure Trust and Macquarie Capital Group (collectively, the Consortium).  At the effective time of the merger, each issued and outstanding share of common stock of Puget Energy, other than any shares in respect of which dissenter’s rights are perfected and other than any shares owned by the Consortium, shall be cancelled and shall be converted automatically into the right to receive $30.00 in cash, without interest.
The consummation of the merger is subject to the satisfaction or waiver of certain closing conditions, including the receipt of shareholder approval of the merger and approval of it by various state and federal regulatory authorities.  As of the date of this 10-Q, some of these conditions have been satisfied while others remain outstanding or in process.  On April 16, 2008, Puget Energy shareholders approved the merger by more than the required two-thirds vote.  Also, on April 17, 2008, FERC conditionally approved the transaction pursuant to section 203 of the Federal Power Act subject to reviewing the final conditions of merger approval by the Washington Commission.  On December 17, 2007, PSE and the Consortium filed a joint application seeking approval of the merger with the Washington Commission.  According to the procedural schedule set in the merger proceeding, a decision by the Washington Commission is expected on September 2, 2008.  If approved by the Washington Commission and assuming receipt of approval by the other remaining federal authorities, closing is expected to occur during the fourth quarter 2008.
Further information regarding the terms of the merger, including a copy of the Agreement and Plan of Merger, is included in Puget Energy’s Definitive Proxy Statement relating to the merger, filed with the Securities and Exchange Commission on February 16, 2008.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions.  Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “future,” “intends,” “plans,” “projects,” “predicts,” “will likely result,” and “will continue” and similar expressions are used to identify forward-looking statements.  However, these words are not the exclusive means of identifying such statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the factors described below and under the caption “Forward-Looking Statements” at the beginning of this report.  Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

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

Puget Energy Merger
On October 26, 2007, Puget Energy announced that it had entered into a definitive Agreement and Plan of Merger, dated as of October 25, 2007, pursuant to which Puget Energy will be acquired by a consortium of long-term infrastructure investors led by Macquarie Infrastructure Partners, the Canada Pension Plan Investment Board and British Columbia Investment Management Corporation and also includes Alberta Investment Management, Macquarie-FSS Infrastructure Trust and Macquarie Capital Group (collectively, the Consortium).  At the effective time of the merger, each issued and outstanding share of common stock of Puget Energy, other than any shares in respect of which dissenter’s rights are perfected and other than any shares owned by the Consortium, shall be cancelled and shall be converted automatically into the right to receive $30.00 in cash, without interest.
The consummation of the merger is subject to the satisfaction or waiver of certain closing conditions, including the receipt of shareholder approval of the merger and approval of it by various state and federal regulatory authorities.  As of the date of this 10-Q, some of these conditions have been satisfied while others remain outstanding or in process.  On April 16, 2008, Puget Energy shareholders approved the merger by more than the required two-thirds vote.  Also, on April 17, 2008 the Federal Energy Regulatory Commission (FERC) conditionally approved the transaction pursuant to section 203 of the Federal Power Act subject to reviewing the final conditions of merger approval by the Washington Utilities and Transportation Commission (Washington Commission).  On December 17, 2007, PSE and the Consortium filed a joint application seeking approval of the merger with the Washington Commission.  According to the procedural schedule set in the merger proceeding, a decision by the Washington Commission is expected on September 2, 2008.  If approved by the Washington Commission and assuming receipt of approval by the other remaining federal authorities, closing is expected to occur during the fourth quarter 2008.
Further information regarding the terms of the merger, including a copy of the Agreement and Plan of Merger, is included in Puget Energy’s Definitive Proxy Statement relating to the merger, filed with the Securities and Exchange Commission on February 16, 2008.

Puget Sound Energy
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
As a regulated utility company, PSE is subject to FERC and Washington Commission regulation which may impact a large array of business activities, including limitation of future rate increases; directed accounting requirements that may negatively impact earnings; licensing of PSE-owned generation facilities; and other FERC and Washington Commission directives that may impact PSE’s long-term goals.  In addition, PSE is subject to risks inherent to the utility industry as a whole, including weather changes affecting purchases and sales of energy; outages at owned and contracted generation plants where energy is obtained; storms or other events which can damage natural gas and electric distribution and transmission lines; increasing regulatory standards for system reliability; and wholesale market stability over time and significant evolving environmental legislation.
PSE’s main business objective is to provide reliable, safe and cost-effective energy to its customers.  To help accomplish this objective, PSE seeks to become more energy efficient and environmentally responsible in its energy supply portfolio on an ongoing basis.  PSE filed its most recent Integrated Resource Plan (IRP) on May 31, 2007 with the Washington Commission.  The plan supports a strategy of significantly increasing energy efficiency programs, pursuing additional renewable resources (primarily wind) and additional base load natural gas fired generation to meet the growing needs of its customers.

Non-GAAP Financial Measures – Energy Margins
The following discussion includes financial information prepared in accordance with generally accepted accounting principles (GAAP), as well as two other financial measures, Electric Margin and Gas Margin, that are considered “non-GAAP financial measures.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP.  The presentation of Electric Margin and Gas Margin is intended to supplement investors’ understanding of the Company’s operating performance.  Electric Margin and Gas Margin are used by the Company to determine whether the Company is collecting the appropriate amount of energy costs from its customers to allow recovery of operating costs.  The Company’s Electric Margin and Gas Margin measures may not be comparable to other companies’ Electric Margin and Gas Margin measures.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Results of Operations
Puget Energy
All the operations of Puget Energy are conducted through its subsidiary PSE.  Net income for the three months ended March 31, 2008 was $79.8 million on operating revenues of $1.1 billion as compared to net income of $79.1 million on operating revenues of $1.0 billion for the same period in 2007.
Basic and diluted earnings per share for the three months ended March 31, 2008 were $0.62 and $0.61, respectively, as compared to basic and diluted earnings per share for the three months ended March 31, 2007 of $0.68.  Net income for the three months ended March 31, 2008 as compared to the same period in 2007, was positively impacted by a $25.4 million increase in electric margin and a $12.5 million increase in gas margin.  Net income was negatively impacted by a $14.0 million increase in utility operation and maintenance which includes the impact of a $10.5 million charge related to PSE’s share of the settlement of a lawsuit against the Colstrip electric generating station project owners, an increase in depreciation and amortization of $5.8 million and an increase in taxes other than income taxes, net of revenue sensitive taxes, of $5.4 million.  Net income was also negatively impacted due to lower real estate sales by a PSE subsidiary of $7.7 million ($5.4 million after-tax) and by a $5.9 million decrease in the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) unrealized gain for PSE.  In the first quarter 2008, Puget Energy incurred $1.3 million in costs related to the proposed merger with the Consortium.

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

Energy Margins
The following table displays the details of electric margin changes for the three months ended March 31, 2008 as compared to the same period in 2007.  Electric margin is electric sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE’s service territory.

	Electric Margin
(Dollars in Millions) Three Months Ended March 31,	2008	2007	Change	Percent Change
Electric operating revenue[1]	$606.1	$527.6	$78.5	14.9%
Less: Other electric operating revenue	(12.2)	(11.0)	(1.2)	(10.9)
Add: Other electric operating revenue-gas supply resale	2.6	1.7	0.9	52.9
Total electric revenue for margin	596.5	518.3	78.2	15.1
Adjustments for amounts included in revenue:
Pass-through tariff items	(12.9)	(11.2)	(1.7)	(15.2)
Pass-through revenue-sensitive taxes	(41.6)	(36.6)	(5.0)	(13.7)
Net electric revenue for margin	542.0	470.5	71.5	15.2
Minus power costs:
Purchased electricity[1]	(272.8)	(282.1)	9.3	3.3
Electric generation fuel[1]	(47.0)	(26.1)	(20.9)	(80.1)
Residential exchange[1]	--	34.5	(34.5)	(100.0)
Total electric power costs	(319.8)	(273.7)	(46.1)	(16.8)
Electric margin[2]	$222.2	$196.8	$25.4	12.9%
____________________________
[1]	As reported on PSE’s Consolidated Statement of Income.
[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Electric margin increased $25.4 million for the three months ended March 31, 2008 as compared to the same period in 2007.  A Power Cost Only Rate Case (PCORC) rate increase of 3.7% effective September 1, 2007, net of a 1.3% general rate decrease effective January 13, 2007, contributed an increase to electric margin of $6.1 million.  Also driving the higher electric margin was a 4.1% increase in retail sales volumes which increased electric margin $7.8 million and an $11.0 million reduction in excess power costs ($13.5 million for the three months ended March 31, 2007 as compared to $2.5 million for the same period in 2008).  Power cost recovery is seasonal with underrecovery in the first and fourth quarters and overrecovery in the second and third quarters.

  The following table displays the details of gas margin changes for the three months ended March 31, 2008 as compared to the same period in 2007.  Gas margin is natural gas sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of natural gas purchased, including natural gas transportation costs to bring gas to PSE’s service territory.

	Gas Margin
(Dollars in Millions) Three Months Ended March 31,	2008	2007	Change	Percent Change
Gas operating revenue[1]	$443.2	$467.0	$(23.8)	(5.1	) %
Less: Other gas operating revenue	(4.7)	(4.8)	0.1	2.1
Total gas revenue for margin	438.5	462.2	(23.7)	(5.2)
Adjustments for amounts included in revenue:
Pass-through tariff items	(4.3)	(3.1)	(1.2)	(38.7)
Pass-through revenue-sensitive taxes	(35.0)	(38.0)	3.0	7.9
Net gas revenue for margin	399.2	421.1	(21.9)	(5.2)
Minus purchased gas costs[1]	(276.2)	(310.6)	(34.4)	(11.1)
Gas margin[2]	$123.0	$110.5	$12.5	11.3%
____________________
[1]	As reported on PSE’s Consolidated Statement of Income.
[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Gas margin increased $12.5 million for the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to an 8.1% gas therm volume sales increase resulting in $8.8 million increase to gas margin.  Additionally, there was a $5.4 million increase due to a 2.8% general rate increase effective January 13, 2007 which had a 9.8% effect on gas margin.  The increases were offset by a $1.7 million decrease related to industrial usage and pricing.

Electric Operating Revenues
The table below sets forth changes in electric operating revenues for PSE for the three months ended March 31, 2008 as compared to the same period in 2007.

(Dollars in Millions) Three Months Ended March 31,	2008	2007	Change	Percent Change
Electric operating revenues:
Residential sales	$346.6	$292.0	$54.6	18.7%
Commercial sales	212.0	199.5	12.5	6.3
Industrial sales	27.5	27.1	0.4	1.5
Other retail sales, including unbilled revenue	(11.7)	(23.5)	11.8	50.2
Total retail sales	574.4	495.1	79.3	16.0
Transportation sales	1.5	2.3	(0.8)	(34.8)
Sales to other utilities and marketers	18.0	19.2	(1.2)	(6.3)
Other	12.2	11.0	1.2	10.9
Total electric operating revenues	$606.1	$527.6	$78.5	14.9%

Electric retail sales increased $79.3 million for the three months ended March 31, 2008 as compared to the same period in 2007 due primarily to a decrease of $36.1 million in the benefits of the Residential and Farm Energy Exchange Benefit credited to customers during the three-month period ended March 31, 2008.  This credit also reduced power costs by a corresponding amount with no impact on earnings.  The Residential Exchange Program (REP) Benefit was suspended effective June 7, 2007 due to adverse rulings from the Ninth Circuit Court of Appeals (Ninth Circuit) which state that Bonneville Power Administration (BPA) actions in entering into residential exchange settlement agreements with investor-owned utilities were not in accordance with the law.  The PCORC rate increase of September 1, 2007 offset by the electric general rate decrease of January 13, 2007 increased electric operating revenues by $11.9 million for the three months ended March 31, 2008 as compared to the same period in 2007.  Retail electricity usage increased 246,493 megawatt hours (MWh) or 4.1% for the three months ended March 31, 2008 as compared to the same period in 2007, which resulted in an increase of approximately $22.4 million in electric operating revenue.  The increase in electricity usage was primarily related to 1.7% higher average number of customers served in 2008 as compared to 2007.
Sales to other utilities and marketers decreased $1.2 million for the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to a decrease in sales volume of 172,066 MWh or 41.3% as a result of decreased surplus energy, which resulted in a decrease of $12.7 million.  This decrease was partially offset by higher wholesale prices in the first quarter 2008 as compared to the same period in 2007, which increased sales by $11.5 million.
The following electric rate changes were approved by the Washington Commission in 2007:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates		Annual Increase (Decrease) in Revenues (Dollars in Millions)
Electric General Rate Case	January 13, 2007	(1.3	) %	$ (22.8)
Power Cost Only Rate Case	September 1, 2007	3.7		64.7

Gas Operating Revenues
The table below sets forth changes in gas operating revenues for PSE for the three months ended March 31, 2008 as compared to the same period in 2007.

(Dollars in Millions) Three Months Ended March 31,	2008	2007	Change	Percent Change
Gas operating revenues:
Residential sales	$294.2	$300.9	$(6.7)	(2.2	) %
Commercial sales	127.8	135.5	(7.7)	(5.7)
Industrial sales	12.8	22.3	(9.5)	(42.6)
Total retail sales	434.8	458.7	(23.9)	(5.2)
Transportation sales	3.8	3.5	0.3	8.6
Other	4.6	4.8	(0.2)	(4.2)
Total gas operating revenues	$443.2	$467.0	$(23.8)	(5.1	) %

Gas retail sales decreased $23.9 million for the three months ended March 31, 2008 as compared to the same period in 2007 due to lower Purchased Gas Adjustment (PGA) mechanism rates and offset by increased customer natural gas usage.  The Washington Commission approved a PGA mechanism rate increase effective October 1, 2007 that decreased rates 13.0% annually.  The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s gas margin and net income are not affected by changes under the PGA mechanism.  For the three months ended March 31, 2008, the effects of the PGA mechanism rate resulted in a decrease of $60.9 million in gas operating revenues.  The PGA mechanism decrease was offset by higher natural gas sales of 32.9 million therms or $37.4 million for the three months ended March 31, 2008 as compared to the same period in 2007, which was related to colder temperatures for the three months ended March 31, 2008 as compared to the same period in 2007 and a 2.4% increase in the number of customers.
The following natural gas rate adjustments were approved by the Washington Commission in 2007:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenues (Dollars in Millions)
Gas General Rate Case	January 13, 2007	2.8%	$ 29.5
Purchased Gas Adjustment	October 1, 2007	(13.0)	(148.1)

Non-Utility Operating Revenues
The table below sets forth changes in non-utility operating revenues for PSE for the three months ended March 31, 2008 as compared to the same period in 2007.

(Dollars in Millions) Three Months Ended March 31,	2008	2007	Change	Percent Change
Non-utility operating revenue	$ 1.6	$ 9.3	$ (7.7)	(82.8	) %

Non-utility operating revenues decreased $7.7 million for the three months ended March 31, 2008 as compared to the same period in 2007 due to multiple property sales during the first quarter 2007 by PSE’s real estate subsidiary that did not occur in the first quarter 2008.

Operating Expenses
The table below sets forth significant changes in operating expenses for PSE and its subsidiaries for the three months ended March 31, 2008 as compared to the same period in 2007.

(Dollars in Millions) Three Months Ended March 31,	2008	2007	Change	Percent Change
Purchased electricity	$272.8	$282.1	$(9.3)	(3.3	) %
Electric generation fuel	47.0	26.1	20.9	80.1
Residential exchange	--	(34.5)	34.5	100.0
Purchased gas	276.2	310.6	(34.4)	(11.1)
Unrealized (gain) loss on derivative instruments	0.1	(5.8)	5.9	101.7
Utility operations and maintenance	112.2	98.2	14.0	14.3
Non-utility expense and other	0.1	2.0	(1.9)	(95.0)
Depreciation and amortization	75.4	69.6	5.8	8.3
Conservation amortization	13.4	10.3	3.1	30.1
Taxes other than income taxes	94.3	87.1	7.2	8.3

Purchased electricity expenses decreased $9.3 million for the three months ended March 31, 2008 as compared to the same period in 2007.  This decrease was primarily due to a reduction in the amount of purchased power, 335,446 MWh or 6.8%, because of increased generation from the Frederickson and Goldendale combustion turbines, Colstrip generation plant and PSE’s wind generation facilities, which resulted in a gross reduction of $18.0 million in purchased electricity expenses.  This reduction was offset by an increase in wholesale market prices and transmission, transmission and other power supply expenses of $7.4 million and additional transmission expenses of $1.5 million due to increased transmission volumes.
The May 1, 2008 Columbia Basin Runoff Forecast published by the National Weather Service Northwest River Forecast Center indicated that the total forecasted runoff above Grand Coulee Reservoir for the period January through July 2008 is 95% of normal, which compares to 105% of normal runoff observed for the same period in 2007.
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
Electric generation fuel expense increased $20.9 million for the three months ended March 31, 2008, as compared to the same period in 2007.  The increase for the three months ended March 31, 2008 was due in part to increased generation from Goldendale and Frederickson combustion turbines which contributed $16.8 million and $5.8 million, respectively, partially offset by lower costs of $2.1 million at other combustion turbine generation facilities.  Colstrip fuel costs increased $0.5 million for the three months ended March 31, 2008, as compared to the same period in 2007.
Residential exchange credits associated with the REP with BPA decreased $34.5 million for the three months ended March 31, 2008 as compared to the same period in 2007 as a result of the suspension of the residential and small farm customer electric credit in rates effective June 7, 2007.  The suspension was due to an adverse ruling from the Ninth Circuit which states that BPA actions in entering into residential exchange settlement agreements with investor owned utilities were not in accordance with the law.  The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue; thus, it has no impact on electric margin or net income.
Purchased gas expenses decreased $34.4 million for the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to an increase in PGA rates as approved by the Washington Commission partially offset by higher customer therm sales.  The PGA mechanism allows PSE to recover expected natural gas costs, and defer, as a receivable or liability, any natural gas costs that exceed or fall short of this expected gas cost amount in PGA mechanism rates, including accrued interest.  The PGA mechanism payable balance at March 31, 2008 was $68.4 million as compared to $77.9 million at December 31, 2007.  PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances.  A receivable balance in the PGA mechanism reflects an underrecovery of market natural gas cost through rates.  A payable balance reflects overrecovery of market natural gas cost through rates.
Unrealized gain on derivative instruments decreased $5.9 million for the three months ended March 31, 2008 as compared to the same period in 2007.  The decrease was primarily the result of the reversal of a loss reserve for a physically delivered natural gas supply contract for PSE’s electric generating facilities during the three months ended March 31, 2007.
Utility operations and maintenance expense increased $14.0 million for the three months ended March 31, 2008 as compared to the same period in 2007.  The increase includes the impact of a $10.5 million pre-tax charge related to PSE’s share of the settlement of a lawsuit against the Colstrip electric generating station project owners.  The remaining increase was the result of a $2.6 million increase in production operations and maintenance at PSE’s generating facilities primarily due to the addition of Goldendale, which was acquired in February 2007, $2.4 million higher gas operations and distribution costs and a $1.5 million increase in customer service costs.  Goldendale operations and maintenance expense is fully recovered in rates beginning September 1, 2007.  These increases were partially offset by a decrease in transmission and distribution operations and maintenance costs of $2.5 million primarily due to a reduction in electric storm damage expense.
Non-utility expense and other decreased $1.9 million for the three months ended March 31, 2008 as compared to the same period in 2007 primarily due to a decrease in PSE’s long-term incentive plan costs.
Depreciation and amortization expense increased $5.8 million for the three months ended March 31, 2008 as compared to the same period in 2007.  The increase was primarily due to the placement into service of the Goldendale project on February 22, 2007 as well as the placement into service of other depreciable property during 2007.  In addition, there was an increase of $1.0 million due to the credit related to the deferral of Goldendale ownership and operating costs that was discontinued September 1, 2007.
Conservation amortization increased $3.1 million for the three months ended March 31, 2008 as compared to the same period in 2007 due to higher authorized recovery of electric conservation expenditures.  Conservation amortization is a pass-through tariff item with no impact on earnings.
Taxes other than income taxes increased $7.2 million for the three months ended March 31, 2008 as compared to the same period in 2007 due primarily to additional plant placed in service during 2007 which increase property taxes.

Other Income, Other Expenses, Interest Expense and Income Tax Expense
The table below sets forth significant changes in other income, other expenses, interest expense and income tax expense for PSE and its subsidiaries for the three months ended March 31, 2008 as compared to the same period in 2007.

(Dollars in Millions) Three Months Ended March 31,	2008	2007	Change	Percent Change
Other income	$ 6.8	$ 4.8	$ 2.0	41.7%
Income tax expense	35.7	34.0	1.7	5.0

Other income increased $2.0 million for the three months ended March 31, 2008 as compared to the same period in 2007 primarily due a $0.9 million increase related to Washington Commission allowance for funds used during construction, a $0.9 million increase due to interest earned on the Residential Exchange regulatory asset and a $0.3 million increase due to Goldendale regulatory assets.
Income tax expense increased $1.7 million for the three months ended March 31, 2008 as compared to the same period in 2007 due primarily to the increase in net income.

Capital Requirements
Contractual Obligations and Commercial Commitments
Puget Energy.  The following are Puget Energy’s aggregate consolidated (including PSE) contractual obligations and commercial commitments as of March 31, 2008:

Puget Energy		Payments Due Per Period
Contractual Obligations (Dollars in Millions)	Total	2008	2009- 2010	2011- 2012	2013 & Thereafter
Long-term debt including interest	$6,435.2	$361.3	$712.8	$520.9	$4,840.2
Short-term debt including interest	101.6	101.6	--	--	--
Mandatorily redeemable preferred stock	1.9	--	--	--	1.9
Service contract obligations	423.3	58.4	129.0	94.8	141.1
Non-cancelable operating leases	166.7	12.4	50.8	25.7	77.8
Fredonia combustion turbines lease [1]	53.1	3.7	9.4	40.0	--
Energy purchase obligations	6,714.2	988.2	2,007.2	1,160.8	2,558.0
Contract initiation payment/collateral requirement	18.5	--	--	18.5	--
Financial hedge obligations	(56.6)	(37.1)	(19.5)	--	--
Purchase obligations	66.7	27.9	22.7	--	16.1
Non-qualified pension and other benefits funding and payments	39.9	4.1	8.1	8.0	19.7
Other obligations	18.2	18.2	--	--	--
Total contractual cash obligations	$13,982.7	$1,538.7	$2,920.5	$1,868.7	$7,654.8

Puget Energy		Amount of Commitment Expiration Per Period
Commercial Commitments (Dollars in Millions)	Total	2008	2009- 2010	2011- 2012	2013 & Thereafter
Indemnity agreements [2]	$7.2	$4.0	$--	$3.2	$--
Credit agreement - available [3]	826.0	--	--	--	826.0
Receivable securitization facility [4]	115.0	--	--	115.0	--
Energy operations letter of credit	7.4	7.4	--	--	--
Total commercial commitments	$955.6	$11.4	$--	$118.2	$826.0
___________________
[1]	See “Fredonia 3 and 4 Operating Lease” under “Off-Balance Sheet Arrangements” below.
[2]
Under the InfrastruX sale agreement, Puget Energy is obligated for certain representations and warranties concerning InfrastruX’s business and anti-trust inquiries.  The fair value of the business warranty is $4.0 million at March 31, 2008 and the obligation expires on May 7, 2008.  Puget Energy also agreed to indemnify the buyer relating to an inquiry of an InfrastruX subsidiary and the fair value of the warranty was $3.2 million at March 31, 2008.

[3]
At March 31, 2008, PSE had available a $500.0 million and a $350.0 million unsecured credit agreement expiring in April 2012.  The credit agreements provide credit support for letters of credit and commercial paper.  At March 31, 2008, PSE had $7.4 million outstanding under four letters of credit and $16.6 million commercial paper outstanding, effectively reducing the available borrowing capacity to $826.0 million.

[4]
At March 31, 2008, PSE had available a $200.0 million receivables securitization facility that expires in December 2010.  $85.0 million was outstanding under the receivables securitization facility at March 31, 2008 thus leaving $115.0 million available.  The facility allows receivables to be used as collateral to secure short-term loans, not exceeding the lesser of $200.0 million or the borrowing base of eligible receivables, which fluctuate with the seasonality of energy sales to customers.  See “Receivables Securitization Facility” below for further discussion.

Puget Sound Energy.  The following are PSE’s aggregate contractual obligations and commercial commitments as of March 31, 2008:

Puget Sound Energy	Payments Due Per Period
Contractual Obligations (Dollars in Millions)	Total	2008	2009- 2010	2011- 2012	2013 & Thereafter
Long-term debt including interest	$6,435.2	$361.3	$712.8	$520.9	$4,840.2
Short-term debt including interest	131.7	131.7	--	--	--
Mandatorily redeemable preferred stock	1.9	--	--	--	1.9
Service contract obligations	423.3	58.4	129.0	94.8	141.1
Non-cancelable operating leases	166.7	12.4	50.8	25.7	77.8
Fredonia combustion turbines lease [1]	53.1	3.7	9.4	40.0	--
Energy purchase obligations	6,714.2	988.2	2,007.2	1,160.8	2,558.0
Contract initiation payment/collateral requirement	18.5	--	--	18.5	--
Financial hedge obligations	(56.6)	(37.1)	(19.5)	--	--
Purchase obligations	66.7	27.9	22.7	--	16.1
Non-qualified pension and other benefits funding and payments	39.9	4.1	8.1	8.0	19.7
Other obligations	18.2	18.2	--	--	--
Total contractual cash obligations	$14,012.8	$1,568.8	$2,920.5	$1,868.7	$7,654.8

Puget Sound Energy		Amount of Commitment Expiration Per Period
Commercial Commitments (Dollars in Millions)	Total	2008	2009- 2010	2011- 2012	2013 & Thereafter
Credit agreement - available [2]	$826.0	$--	$--	$--	$826.0
Receivable securitization facility [3]	115.0	--	--	115.0	--
Energy operations letter of credit	7.4	7.4	--	--	--
Total commercial commitments	$948.4	$7.4	$--	$115.0	$826.0
________________
[1]	See note 1 under Puget Energy above.
[2]	See note 3 under Puget Energy above.
[3]	See note 4 under Puget Energy above.

Off-Balance Sheet Arrangements
Fredonia 3 and 4 Operating Lease.  PSE leases two combustion turbines for its Fredonia 3 and 4 electric generating facility pursuant to a master operating lease that was amended for this purpose in April 2001.  The lease has a term expiring in 2011, but can be canceled by PSE at any time.  Payments under the lease vary with changes in the London Interbank Offered Rate (LIBOR).  At March 31, 2008, PSE’s outstanding balance under the lease was $47.6 million.  The expected residual value under the lease is the lesser of $37.4 million or 60.0% of the cost of the equipment.  In the event the equipment is sold to a third party upon termination of the lease and the aggregate sales proceeds are less than the unamortized value of the equipment, PSE would be required to pay the lessor contingent rent in an amount equal to the deficiency up to a maximum of 87.0% of the unamortized value of the equipment.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet continuing customer growth and to support reliable energy delivery.  The cash flow construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC) and customer refundable contributions was $125.5 million for the three months ended March 31, 2008.  The anticipated utility construction expenditures, excluding AFUDC, for 2008, 2009 and 2010 are:

Capital Expenditure Estimates (Dollars in Millions)	2008	2009	2010
Energy delivery, technology and facilities	$595.0	$568.0	$743.0
New supply resources	72.0	220.0	514.0
Total expenditures	$667.0	$788.0	$1,257.0

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

Capital Resources
Cash From Operations
Cash generated from operations for the three months ended March 31, 2008 was $334.6 million, which is 238.0% of the $140.6 million cash used for utility construction expenditures and other capital expenditures.  For the three months ended March 31, 2007, cash from operations was $228.4 million, which was 91.8% of the $248.7 million cash used for utility construction expenditures and other capital expenditures.
The overall cash generated from operating activities for the three months ended March 31, 2008 increased $106.2 million as compared to the same period in 2007.  The increase was primarily the result of lower cash payments of $77.3 million related to accounts payable and lower cash payments of $16.6 million related to deferred storm damage costs.  Cash from operations increased due to the receipt of $42.4 million for an income tax refund and a $11.0 million increase in deferred income taxes for 2008.  Cash from operations also increased due to $11.5 million increase in recovery of materials and supplies, and fuel and gas inventories for the three months end March 31, 2008 as compared to the same period in 2007.  The increase in cash from operations was also positively impacted by lower payments of $7.2 million in 2008 as compare to 2007 related to the Residential Exchange Program and a $5.0 million decrease in prepayments.  These increases were partially offset by a reduction in the purchased gas liability in 2008 of $9.4 million as compared to an increase in the purchased gas liability in 2007 of $43.7 million which accounted for a decrease in cash of $53.1 million.  In addition, the increase was offset by lower amount of cash collected from accounts receivable of $23.9 million.

Financing Program
Financing utility construction requirements and operational needs are dependent upon the cost and availability of external funds through capital markets and from financial institutions.  Access to funds depends upon factors such as general economic conditions, regulatory authorizations and policies and Puget Energy’s and PSE’s credit ratings.

Restrictive Covenants
In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and natural gas mortgage indentures, restated articles of incorporation and certain loan agreements.  Under the most restrictive tests, at March 31, 2008, PSE could issue:
•
approximately $592.0 million of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $986.7 million of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2008;

•
approximately $507.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $845.0 million of gas bondable property available for issuance, subject to interest coverage ratio limitations of 1.75 times and 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), which PSE exceeded at March 31, 2008;

•	approximately $1.1 billion of additional preferred stock at an assumed dividend rate of 8.5%; and
•	approximately $779.1 million of unsecured long-term debt.
At March 31, 2008, PSE had approximately $4.7 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.

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
The ratings of Puget Energy and PSE, as of April 25, 2008, were as follows:

Ratings
	Standard & Poor’s1,2	Moody’s3
Puget Sound Energy
Corporate credit/issuer rating	BBB-	Baa3
Senior secured debt	BBB+	Baa2
Junior subordinated notes	BB	Ba1
Preferred stock	BB	Ba2
Commercial paper	A-3	P-2
Revolving credit facility	Note 1	Baa3
Ratings outlook	Note 2	Note 3
Puget Energy
Corporate credit/issuer rating	BBB-	Ba1
Ratings outlook	Note 2	Note 3
_______________
[1]	Standard & Poor’s does not rate PSE’s credit facilities.
[2]
On October 26, 2007, Standard & Poor’s placed the ratings of Puget Energy (BBB-) and PSE (BBB-/A-3) on CreditWatch with negative implications.  The CreditWatch listing reflects the possibility that debt ratings for Puget Energy could be lowered dependent on the final outcome of regulatory approval proceedings.

[3]
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

Shelf Registrations, Long-Term Debt and Common Stock Activity
Liquidity Facilities and Commercial Paper
PSE’s short-term borrowings and sales of commercial paper are used to provide working capital to fund utility construction programs.  PSE has not been significantly impacted by the current credit environment.

PSE Credit Facilities
The Company has three committed credit facilities that provide, in aggregate, $1.05 billion in short-term borrowing capability.  These include a $500.0 million credit agreement, a $200.0 million accounts receivable securitization facility and a $350.0 million credit agreement to support hedging activity.

Credit Agreements.  In March 2007, PSE entered into a five-year, $350.0 million credit agreement with a group of banks.  The agreement is used to support the Company’s energy hedging activities and may also be used to provide letters of credit.  The interest rate on outstanding borrowings is based either on the agent bank’s prime rate or on LIBOR plus a marginal rate related to PSE’s long-term credit rating at the time of borrowing.  PSE pays a commitment fee on any unused portion of the credit agreement also related to long-term credit ratings of PSE.  At March 31, 2008, there were no borrowings or letters of credit outstanding under the credit facility.
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
At March 31, 2008, there was $7.4 million outstanding under four letters of credit and $16.6 million commercial paper outstanding, effectively reducing the available borrowing capacity under the two credit agreements to $826.0 million.

Receivables Securitization Facility.  PSE entered into a five-year Receivable Sales Agreement with PSE Funding, Inc. (PSE Funding), a wholly owned subsidiary, on December 20, 2005.  Pursuant to the Receivables Sales Agreement, PSE sells all of its utility customer accounts receivable and unbilled utility revenues to PSE Funding.  In addition, PSE Funding entered into a Loan and Servicing Agreement with PSE and two banks.  The Loan and Servicing Agreement allows PSE Funding to use the receivables as collateral to secure short-term loans, not exceeding the lesser of $200.0 million or the borrowing base of eligible receivables which fluctuate with the seasonality of energy sales to customers.  All loans from this facility are reported as short-term debt in the financial statements.  The PSE Funding facility expires in December 2010, and is terminable by PSE and PSE Funding upon notice to the banks.  There were $85.0 million in loans that were secured by accounts receivable pledged at March 31, 2008.  The remaining borrowing base of eligible receivables at March 31, 2008 was $115.0 million.

Demand Promissory Note.  On June 1, 2006, PSE entered into an uncommitted revolving credit facility with its parent, Puget Energy, pursuant to a Demand Promissory Note (Note) under which PSE may borrow up to $30.0 million from Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of (a) PSE’s outstanding commercial paper interest rate; (b) PSE’s senior unsecured revolving credit facility; or (c) the interest rate available under the receivable securitization facility of PSE Funding, a PSE subsidiary.  At March 31, 2008, the outstanding balance of the Note was $30.0 million.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Stock Purchase and Dividend Reinvestment Plan
Puget Energy has a Stock Purchase and Dividend Reinvestment Plan pursuant to which shareholders and other interested investors may invest cash and cash dividends in shares of Puget Energy common stock.  Since new shares of common stock may be purchased directly from Puget Energy, funds received may be used for general corporate purposes.  Puget Energy did not issue common stock under the Stock Purchase and Dividend Reinvestment Plan for the three months ended March 31, 2008 as compared to $3.2 million (130,896 shares) for the three months ended March 31, 2007.  The proceeds from sales of stock under the Stock Purchase and Dividend Reinvestment Plan are used for general corporate needs.  Pending the outcome of the merger, Puget Energy does not intend to fund the Stock Purchase and Dividend Reimbursement Plan with authorized but unissued shares.

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

Other

Regulation and Rates
In November 2007, PSE was audited by the Western Electricity Coordinating Council (WECC) under delegated authority of the North American Electric Reliability Corporation (NERC), the FERC-certified Electric Reliability Organization (ERO).  Previously, PSE had submitted several self-reports and mitigation plans to WECC for review and approval.  The WECC audit team identified four additional potential violations that were not previously self-reported.  In response, PSE submitted self-reports and mitigation plans for the four violations.  WECC issued the final audit report on March 28, 2008.  As of April 16, 2008, PSE had not received notice of penalties, but has established a loss reserve $0.6 million related to these potential violations.
In May 2007, the Washington Commission Staff alleged that PSE’s natural gas system service provider had violated certain Washington Commission recordkeeping rules.  The Washington Commission filed a complaint against PSE that included Washington Commission Staff’s recommendation that PSE be assessed a $2.0 million regulatory penalty.  On April 3, 2008, the Washington Commission issued an order approving a settlement agreement that requires PSE to pay a regulatory penalty of $1.25 million, to establish a quality control program to better monitor its subcontractors and to complete an independent audit of natural gas system recordkeeping procedures.  At March 31, 2008, PSE adjusted its loss reserve to $1.25 million for this penalty.

Accounting Petition.  On August 29, 2007, the Washington Commission approved PSE’s accounting petition to defer as a regulatory asset the excess BPA REP benefit provided to customers and accrue monthly carrying charges on the deferred balance from June 7, 2007 until the deferral is recovered from customers or BPA.  As of March 31, 2008, PSE has recorded a regulatory asset, including carrying costs, of $36.6 million.
 On December 17, 2007, BPA released a proposal for public comment which would provide temporary, interim relief to the region’s investor-owned utilities until final REP contracts are reached and executed which are planned to go into effect October 1, 2008.  These interim agreements are offered in exchange for suspension of certain litigation activities and will be trued-up to the actual final REP benefits for each individual company as established in BPA’s upcoming administrative proceedings.  In March 2008, BPA and PSE signed an agreement pursuant to which BPA (on April 2, 2008) paid PSE $53.7 million in REP benefits for fiscal year 2008, which payment is subject to true-up depending upon the amount of any REP benefits ultimately determined to be payable to PSE.
On April 10, 2008, the Washington Commission approved PSE’s tariff filing seeking to pass-through the net amount of the benefits under the interim agreements to residential and small farm customers.  The Washington Commission also approved PSE’s request to credit the regulatory asset amount of $33.7 million against the $53.7 million payment and pass-through to customers the remaining amount of approximately $20.0 million.  The accrued carrying charges on the regulatory asset totaling $2.9 million at March 31, 2008 will be addressed in PSE’s pending general rate case (Docket No. UE-072300).

Colstrip Matters
Colstrip Matters.  In May 2003, approximately 50 plaintiffs brought an action against the owners of Colstrip which has since been amended to add additional claims.  The lawsuit alleges that (1) seepage from two different wastewater pond areas caused groundwater contamination and threatened to contaminate domestic water wells and the Colstrip water supply pond, and (2) seepage from the Colstrip water supply pond caused structural damage to buildings and toxic mold.  Plaintiffs were seeking compensatory (including but not limited to unjust enrichment and abatement) and punitive damages.  After a failed attempt at settlement in 2004, PSE established a reserve of approximately $0.7 million, of which $0.5 million was for PSE’s share of costs to extend city water to 13 plaintiffs and PSE reduced its reserve to approximately $0.2 million.  Discovery was completed and trial was scheduled for June 2008.
          Recent developments in the litigation have caused PSE to change its reserve.  On February 15, 2008, plaintiffs submitted supplemental expert disclosures which, among other things, alleged new abatement claims significantly higher than prior allegations.  On April 11, 2008 the trial court judge issued an order denying defendant’s motion to dismiss plaintiffs’ substantial unjust enrichment claims.  On April 22, 2008 the trial court judge issued an order that PSE along with two other defendants would be held liable on all counts, including a finding of malice for punitive damages, as a discovery sanction.    Although the defendants submitted a motion for reconsideration of this sanction on April 25, 2008, the defendants reached agreement on a global settlement with all plaintiffs on April 29, 2008 and PSE’s share of that settlement is approximately $10.7 million.  PSE expects settlement documents to be finalized in the second quarter 2008 and as a result have increased the reserve to $10.7 million.  PSE is also evaluating whether it will file an accounting petition to defer such costs.
The Minerals Management Service of the United States Department of Interior (MMS) has issued a series of orders to Western Energy Company (WECO) to pay additional taxes and royalties concerning coal WECO sold to the owners of Colstrip 3 & 4, and similar orders have been issued in the administrative appellate process.  The orders assert that additional royalties are owed in connection with payments received by WECO from Colstrip 3 & 4 owners (including PSE) for the construction and operation of a conveyor system that runs several miles from the mine to Colstrip 3 & 4.  The state of Montana has also issued a demand to WECO consistent with the MMS position.  WECO has challenged these orders, and the issue has been on appeal for several years.  WECO has won some points during the appellate process that have reduced the claims--but under applicable law, to pursue the appeals, the principal in dispute cannot be paid, which causes interest to accrue.  Moreover, because the conveyor system continues to be used, the amount in dispute grows.  In the aggregate, the accrued interest--plus unasserted claims to bring the amount current--could make the total claim (principal plus interest) pertaining to PSE’s 25% project share as high as $10 million.  PSE is unable to predict the ultimate outcome of this dispute.  PSE believes a future loss in connection with this dispute is reasonably possible but not probable, and has not recorded a loss reserve.
Proceedings Relating to the Western Power Market
Puget Energy’s and PSE’s Annual Report on Form 10-K for the year ended December 31, 2007 includes a summary relating to the western power market proceedings.  The following discussion provides a summary of material developments in these proceedings that occurred during and subsequent to the period covered by that report.  PSE is vigorously defending each of these cases.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.  Accordingly, there can be no guarantee that these proceedings, either individually or in the aggregate, will not materially and/or adversely affect PSE’s financial condition, results of operations or liquidity.
Lockyer Case.  In March and April 2008, FERC issued orders establishing procedures for the Lockyer remand.  The orders commence a seller-by-seller inquiry into the transaction reports filed by entities that sold power in California during 2000.  The inquiry is to determine if the transaction reports as filed masked the gathering of more than 20% of the market during the period, by that seller.  PSE is confident that it will not be found to have possessed 20% of any relevant market during any relevant time.  The order also mandates a settlement process before an Administrative Law Judge.  The California parties sought rehearing of these orders on April 21, 2008;
California Receivable and California Refund Proceeding.  On March 18, 2008, the California Independent Systems Operator (CAISO) filed a status report with its calculations of interest owed by and owing to parties.  The report also identified further work to perform in the CAISO’s “who owes what to whom” calculation.  On March 25, 2008, FERC issued an order addressing, among other things, 11 pending rehearing requests by the California parties—all of which the order rejected.

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
On February 6, 2008, the parties entered into a memorandum of understanding providing for the settlement of the consolidated lawsuit, subject to customary conditions including completion of appropriate settlement documentation, confirmatory discovery and court approval.  Pursuant to the memorandum of understanding, the Company agreed to include certain additional disclosures in its proxy statement relating to the merger.  The Company does not admit, however, that its prior disclosures were in any way materially misleading or inadequate.  In addition, the Company and the other defendants in the consolidated lawsuit deny the plaintiffs’ allegations of wrongdoing and violation of law in connection with the merger.  The settlement, if completed and approved by the court, will result in dismissal with prejudice and release of all claims of the plaintiffs and settlement class of the Company’s shareholders that were or could have been brought on behalf of the plaintiffs and the settlement class.  In connection with such settlement, the plaintiffs intend to seek a court-approved award of attorneys’ fees and expenses in an amount up to $290,000, which the Company has agreed to pay.  At March 31, 2008, the Company has a loss reserve of $290,000 recorded at March 31, 2008 related to this matter.

New Accounting Pronouncements
On September 15, 2006, FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), which clarifies how companies should use fair value measurements in accordance with GAAP for recognition and disclosure purposes.  SFAS No. 157 establishes a common definition of fair value and a framework for measuring fair value under GAAP, along with expanding disclosures about fair value to eliminate differences in current practice that exist in measuring fair value under the existing accounting standards.  The definition of fair value in SFAS No. 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer a liability (i.e. an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (i.e. an entrance price).  Under SFAS No. 157, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance.  To increase consistency and comparability in fair value measures, SFAS No. 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted market prices in active markets, inputs other than quoted prices with observable market data and unobservable data (e.g., a company’s own data).
SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which was January 1, 2008, for the Company.  On February 28, 2008, the FASB issued a final FASB Staff Position (FSP) that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value, except for those that are recognized or disclosed at fair value on an annual or more frequent basis.  The Company adopted SFAS No. 157 on January 1, 2008, prospectively, as required by SFAS No. 157, with certain exceptions,  including the initial impact of changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3).  On January 1, 2008, the difference between the carrying amounts and the fair values of those instruments originally recorded under guidance in EITF 02-3 was recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  SFAS No. 157 nullified a portion of EITF 02-3.  Under EITF 02-3, the transaction price presumption prohibited recognition of a trading profit at inception of a derivative unless the positive fair value of that derivative was substantially based on quoted prices or a valuation process incorporating observable inputs.  For transactions that did not meet this criterion at inception, trading profits that had been deferred were recognized in the period that inputs to value the derivative became observable or when the contract performed.  SFAS No. 157 nullified this portion of EITF 02-3.
On March 19, 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS No. 161).  SFAS No. 161 is effective for the fiscal years and interim years beginning after November 15, 2008, which will be the quarter ended March 31, 2009 for the Company.  SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 requirements will impact the following derivative and hedging disclosures: objectives and strategies, balance sheet, financial performance, contingent features and counterparty credit risk.  The Company is currently assessing the impact of SFAS No. 161.

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

The following table presents electric derivatives that are designated as cash flow hedges or contracts that do not meet Normal Purchase Normal Sale (NPNS) at March 31, 2008 and December 31, 2007:

	Electric Derivatives
(Dollars in Millions)	March 31, 2008	December 31, 2007
Short-term asset	$53.2	$11.1
Long-term asset	31.4	6.6
Total assets	$84.6	$17.7

Short-term liability	$3.6	$9.8
Long-term liability	6.6	--
Total liabilities	$10.2	$9.8

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
   At December 31, 2007, the Company had an unrealized day one loss deferral of $9.0 million related to a three-year locational power exchange contract which was modeled and therefore the day one gain was deferred under EITF No. 02-3.  The contract has economic benefit to the Company over its terms.  The locational exchange will help ease electric transmission congestion across the Cascade Mountains during the winter months as PSE will take delivery of energy at a location that interconnects with PSE’s transmission system in western Washington.  At the same time, PSE will make available the quantities of power at the Mid-Columbia trading hub location.  The day one loss deferral was transferred to retained earnings on January 1, 2008 as required by SFAS No. 157, “Fair Value Measurements” and any future day one loss on contracts will be recorded in the income statement beginning January 1, 2008 in accordance with the statement.
The following tables present the impact of changes in the market value of derivative instruments not meeting NPNS or cash flow hedge criteria, and ineffectiveness related to highly effective cash flow hedges, to the Company’s earnings during the three months ended March 31, 2008 and March 31, 2007:

(Dollars in Millions) Three Months Ended March 31,	2008	2007	Change
Increase (decrease) in earnings	$ (0.1)	$ 5.8	$ (5.9)

In the first quarter 2007, the Company reversed a loss reserve due to credit worthiness related to a physically delivered natural gas supply contract for electric generation.  The counterparty’s financial outlook had changed and delivery was now probable through the life of the contract which expires June 30, 2008.
The amount of net unrealized gain (loss), net of tax, related to the Company’s cash flow hedges under SFAS No. 133 consisted of the following at March 31, 2008 and December 31, 2007:

(Dollars in Millions, net of tax)	March 31, 2008	December 31, 2007
Other comprehensive income – unrealized gain (loss)	$ (52.5)	$ 3.4

The following table presents derivative hedges of natural gas contracts to serve natural gas customers at March 31, 2008 and December 31, 2007:

	Gas Derivatives
(Dollars in Millions)	March 31, 2008	December 31, 2007
Short-term asset	$44.0	$6.0
Long-term asset	13.7	5.3
Total assets	$57.7	$11.3

Short-term liability	$1.0	$17.3
Long-term liability	0.4	--
Total liabilities	$1.4	$17.3

   At March 31, 2008, the Company had total assets of $57.7 million and total liabilities of $1.4 million related to hedges of natural gas contracts to serve natural gas customers.  All mark-to-market adjustments relating to the natural gas business have been reclassified to a deferred account in accordance with SFAS No. 71 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% decrease in the market prices of natural gas and electricity would decrease the fair value of qualifying cash flow hedges by $43.5 million after-tax, with a corresponding impact in comprehensive income and earnings (due to ineffectiveness) of $42.7 million and $0.9 million, respectively, after-tax, and would increase the fair value of those contracts marked-to-market in earnings by $0.4 million after-tax.

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
   It is possible that extreme volatility in energy commodity prices could cause the Company to have credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss.  However, as of March 31, 2008, approximately 96% of the counterparties comprising the sources of our energy portfolio are rated at least investment grade by the major rating agencies.  The Company assesses credit risk internally for counterparties that are not rated.

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
The ending balance in other comprehensive income related to the forward starting swaps and previously settled treasury lock contracts at March 31, 2008 was a net loss of $8.1 million after-tax and accumulated amortization.  All financial hedge contracts of this type are reviewed by senior management and presented to the Securities Pricing Committee of the Board of Directors and are approved prior to execution.

Item 4.             Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
   Under the supervision and with the participation of Puget Energy’s management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008, the end of the period covered by this report.  Based upon that evaluation, the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
   There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
   Under the supervision and with the participation of PSE’s management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008, the end of the period covered by this report.  Based upon that evaluation, the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
   There have been no changes in PSE’s internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II                      OTHER INFORMATION

Item 1.             Legal Proceedings

   See the section titled “Proceedings Relating to the Western Power Market” under Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Report on Form 10-Q.  Contingencies arising out of the normal course of the Company’s business exist at March 31, 2008.  The ultimate resolution of these issues in part or in the aggregate is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

Item 1A.          Risk Factors

   There have been no material changes from the risk factors set forth in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.             Submission of Matters to a Vote of Security Holders

   Puget Energy’s special meeting of shareholders was held on April 16, 2008.  At the special meeting, the shareholders approved by more than two-thirds required vote a merger with the Consortium of North American infrastructure investors.  The vote on the proposals were as follows:

   Proposal 1:  Approval of the Plan of Merger dated as of October 26, 2007 between Puget Energy, Puget Holdings LLC, Puget Intermediate Holdings Inc. and Puget Merger Sub, Inc.

For	Against	Abstain	Broker Non-Vote
101,640,757	2,362,394	1,408,869	--

   Proposal 2:  Approval to adjourn the special meeting to a later date, if necessary, to permit solicitation of proxies.

For	Against	Abstain	Broker Non-Vote
96,584,206	7,196,655	1,631,159	--

Item 5.              Other Information

   In view of the pending merger with the Consortium, we have not established a date for our 2008 annual meeting of shareholders.  However, if, as may become necessary, the annual meeting is held at some later time, we will inform shareholders of the new date and the deadline for shareholders to submit proposals that will be eligible for consideration for inclusion in our proxy materials, which deadline will be a reasonable time before we begin to print and send our proxy materials.

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
PUGET SOUND ENERGY, INC.

/s/ James W. Eldredge
James W. Eldredge
Vice President, Controller and Chief Accounting Officer

Date: May 6, 2008
Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

12.1	Statement setting forth computation of ratios of earnings to fixed charges (2003 through 2007 and 12 months ended March 31, 2008) for Puget Energy.
12.2	Statement setting forth computation of ratios of earnings to fixed charges (2003 through 2007 and 12 months ended March 31, 2008) for PSE.
31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.