Form 10-Q
period 2008-08-04
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2008-08-05
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 OR

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

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Puget Energy, Inc.	Large accelerated filer	/X/	Accelerated filer	/ /	Non-accelerated filer	/ /	Smaller reporting company	/ /
Puget Sound Energy, Inc.	Large accelerated filer	/ /	Accelerated filer	/ /	Non-accelerated filer	/X/	Smaller reporting company	/ /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Puget Energy, Inc.	Yes	/ /	No	/X/	Puget Sound Energy, Inc.	Yes	/ /	No	/X/

As of August 1, 2008, (i) the number of shares of Puget Energy, Inc. common stock outstanding was 129,678,489 ($.01 par value) and (ii) all of the outstanding shares of Puget Sound Energy, Inc. common stock were held by Puget Energy, Inc.

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
BPA	Bonneville Power Administration
CAISO	California Independent System Operator
Consortium
Infrastructure investors led by Macquarie Infrastructure Partners, the Canada Pension Plan Investment Board and British Columbia Investment Management Corporation, and also includes Alberta Investment Management, Macquarie-FSS Infrastructure Trust and Macquarie Capital Group Limited

DOR	Montana Department of Revenue
EITF	Emerging Issues Task Force
EPA	U. S. Environmental Protection Agency
ERO	FERC-certified Electric Reliability Organization
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FSP	FASB Staff Position
GAAP	Generally Accepted Accounting Principles
InfrastruX	InfrastruX Group, Inc.
kW	Kilowatt
kWh	Kilowatt Hour
LIBOR	London Interbank Offered Rate
MMS	Mineral Management Service of the United States
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
PSE Funding	PSE Funding, Inc.
Puget Energy	Puget Energy, Inc.
PURPA	Public Utility Regulatory Policy Act
REP	BPA Residential Exchange Program
SFAS	Statement of Financial Accounting Standards
Sumas	Sumas Cogeneration Company, L.P.
Tenaska	Tenaska Power Fund, L.P.
Washington Commission	Washington Utilities and Transportation Commission
WECC	Western Electricity Coordinating Council
WECO	Western Energy Co

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

•
Changes in, adoption of, and compliance with, laws and regulations, including decisions and policies concerning the environment, climate change, emissions, natural resources, and fish and wildlife (including the Endangered Species Act);

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

•	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	General economic conditions in the Pacific Northwest, which might impact customer consumption or affect PSE’s accounts receivable;
•	The loss of significant customers or changes in the business of significant customers or the condemnation of PSE’s facilities, which may result in changes in demand for PSE’s services;
•	The impact of acts of God, terrorism, flu pandemic or similar significant events;
•	Capital market conditions, including changes in the availability of capital or interest rate fluctuations;
•	Employee workforce factors, including strikes, work stoppages, availability of qualified employees or the loss of a key executive;
•	The ability to obtain insurance coverage and the cost of such insurance;
•	The ability to maintain effective internal controls over financial reporting and operational processes; and
•	With respect to merger transactions Puget Energy announced on October 26, 2007:
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

PART I            FINANCIAL INFORMATION

Item 1.              Financial Statements
PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Electric	$478,038	$435,261	$1,084,172	$962,880
Gas	233,840	225,175	677,077	692,184
Other	526	702	2,088	9,979
Total operating revenues	712,404	661,138	1,763,337	1,665,043
Operating expenses:
Energy costs:
Purchased electricity	198,886	172,757	471,718	454,849
Electric generation fuel	32,687	23,726	79,701	49,784
Residential exchange	(20,298)	(17,562)	(20,305)	(52,040)
Purchased gas	137,718	139,055	413,913	449,702
Net unrealized (gain) loss on derivative instruments	(2,364)	1,536	(2,277)	(4,246)
Utility operations and maintenance	116,449	98,935	228,613	197,106
Non-utility expense and other	1,597	2,768	2,062	4,898
Merger related costs	5,738	--	7,049	--
Depreciation and amortization	76,322	65,832	151,688	135,441
Conservation amortization	15,525	8,749	28,891	19,078
Taxes other than income taxes	63,674	63,294	157,947	150,363
Total operating expenses	625,934	559,090	1,519,000	1,404,935
Operating income	86,470	102,048	244,337	260,108
Other income (deductions):
Other income	8,073	6,223	14,917	10,987
Other expense	(841)	(2,829)	(1,817)	(3,861)
Interest charges:
AFUDC	1,782	2,943	4,211	5,361
Interest expense	(48,543)	(52,192)	(99,591)	(103,453)
Income from continuing operations before income taxes	46,941	56,193	162,057	169,142
Income tax expense	13,287	17,593	48,590	51,480
Income from continuing operations	33,654	38,600	113,467	117,662
Income from discontinued segment (net of tax)	--	12	--	12
Net income	$33,654	$38,612	$113,467	$117,674

Common shares outstanding weighted-average (in thousands)	129,417	116,659	129,427	116,567
Diluted shares outstanding weighted-average (in thousands)	129,967	117,158	129,862	117,115
Basic earnings per common share	$0.26	$0.33	$0.88	$1.01
Basic earnings per common share from discontinued operations	--	--	--	--
Basic earnings per common share	$0.26	$0.33	$0.88	$1.01
Diluted earnings per common share	$0.26	$0.33	$0.87	$1.00
Diluted earnings per common share from discontinued operations	--	--	--	--
Diluted earnings per common share	$0.26	$0.33	$0.87	$1.00

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$33,654	$38,612	$113,467	$117,674
Other comprehensive income:
Unrealized gain from pension and postretirement plans, net of tax of $227, $642, $322 and $1,285, respectively	422	1,193	598	2,386
Net unrealized gains (losses) on energy derivative instruments during the period, net of tax of $60,710, $(7,465), $86,167 and $(5,551), respectively	112,747	(13,863)	160,024	(10,309)
Reversal of net unrealized gains (losses) on energy derivative instruments settled during the period, net of tax of $(1,802), $(585), $(845) and $1,068, respectively	(3,347)	(1,086)	(1,569)	1,984
Amortization of financing cash flow hedge contracts to earnings, net of tax of $43, $43, $86 and $86, respectively	79	79	159	159
Other comprehensive income (loss)	109,901	(13,677)	159,212	(5,780)
Comprehensive income	$143,555	$24,935	$272,679	$111,894

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	June 30, 2008 (Unaudited)	December 31, 2007
Utility plant: (at original cost, including construction work in progress of $273,147 and $267,595 respectively)
Electric plant	$6,048,918	$5,914,127
Gas plant	2,392,306	2,313,477
Common plant	524,198	506,211
Less: Accumulated depreciation and amortization	(3,203,484)	(3,091,176)
Net utility plant	5,761,938	5,642,639
Other property and investments:
Investment in Bonneville Exchange Power contract	31,739	33,503
Other property and investments	115,302	114,083
Total other property and investments	147,041	147,586
Current assets:
Cash	69,092	40,797
Restricted cash	13,015	4,793
Accounts receivable, net of allowance for doubtful accounts	160,019	218,781
Secured pledged accounts receivable	115,000	152,000
Unbilled revenues	106,202	210,025
Materials and supplies, at average cost	62,755	62,114
Fuel and gas inventory, at average cost	85,653	99,772
Unrealized gain on derivative instruments	247,684	17,130
Prepaid income tax	274	44,303
Prepaid expense and other	10,327	11,910
Deferred income taxes	--	4,011
Total current assets	870,021	865,636
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	96,716	104,928
Regulatory asset for PURPA buyout costs	124,974	140,520
Power cost adjustment mechanism	--	3,114
Other regulatory assets	480,784	510,998
Unrealized gain on derivative instruments	199,368	11,845
Other	163,307	171,470
Total other long-term and regulatory assets	1,065,149	942,875
Total assets	$7,844,149	$7,598,736

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES

	June 30, 2008 (Unaudited)	December 31, 2007
Capitalization:
Common shareholders’ investment:
Common stock $0.01 par value, 250,000,000 shares authorized, 129,678,489 and 129,678,489 shares outstanding, respectively	$1,297	$1,297
Additional paid-in capital	2,273,942	2,278,500
Earnings reinvested in the business	282,860	240,079
Accumulated other comprehensive income, net of tax	152,870	2,078
Total shareholders’ equity	2,710,969	2,521,954
Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption	1,889	1,889
Junior subordinated notes	250,000	250,000
Long-term debt	2,278,860	2,428,860
Total redeemable securities and long-term debt	2,530,749	2,680,749
Total capitalization	5,241,718	5,202,703
Current liabilities:
Accounts payable	258,524	310,398
Short-term debt	286,566	260,486
Current maturities of long-term debt	179,500	179,500
Accrued expenses:
Purchased gas liability	26,764	77,864
Taxes	73,994	84,756
Salaries and wages	27,186	28,516
Interest	42,709	45,133
Unrealized loss on derivative instruments	8,546	27,089
Deferred income taxes	16,923	--
Other	81,904	48,918
Total current liabilities	1,002,616	1,062,660
Long-term liabilities and regulatory liabilities:
Deferred income taxes	908,752	818,161
Unrealized loss on derivative instruments	9,843	--
Power cost adjustment mechanism	1,252	--
Regulatory liabilities	203,382	210,311
Other deferred credits	476,586	304,901
Total long-term liabilities and regulatory liabilities	1,599,815	1,333,373
Total capitalization and liabilities	$7,844,149	$7,598,736

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands, Unaudited)
	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$113,467	$117,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,688	135,441
Conservation amortization	28,891	19,078
Deferred income taxes and tax credits, net	41,565	19,809
Power cost adjustment mechanism	4,366	2,788
Amortization of gas pipeline capacity assignment	(5,257)	(5,411)
Non cash return on regulatory assets	(4,972)	(3,517)
Net unrealized loss on derivative instruments	(2,277)	(4,246)
Change in residential exchange program	32,473	(25,673)
Storm damage deferred costs	(173)	(16,359)
Other	(709)	(7,047)
Cash receipt from lease purchase option settlement	--	18,909
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	199,586	195,971
Materials and supplies	(642)	(16,635)
Fuel and gas inventory	14,119	19,945
Prepaid income taxes	44,029	5,266
Prepayments and other	1,583	(25,730)
Purchased gas receivable/payable	(51,100)	81,425
Accounts payable	(46,347)	(168,806)
Taxes payable	(10,762)	8,404
Accrued expenses and other	(1,740)	(5,382)
Net cash provided by operating activities	507,788	345,904
Investing activities:
Construction and capital expenditures - excluding equity AFUDC	(255,776)	(375,677)
Energy efficiency expenditures	(26,963)	(18,464)
Restricted cash	(8,222)	(91)
Refundable cash received for customer construction projects	4,491	9,179
Cash proceeds from property sales	2,079	93
Other	(4,084)	1,301
Net cash used by investing activities	(288,475)	(383,659)
Financing activities:
Change in short-term debt and leases, net	26,080	(38,201)
Dividends paid	(64,838)	(52,653)
Issuance of common stock	--	3,510
Long term bond issued	--	250,000
Redemption of trust preferred stock	--	(37,750)
Redemption of bonds, notes and leases	(150,000)	(100,000)
Issuance and redemption costs of bonds and other	(2,260)	1,247
Net cash (used) provided by financing activities	(191,018)	26,153
Net increase (decrease) in cash	28,295	(11,602)
Cash at beginning of year	40,797	28,117
Cash at end of period	$69,092	$16,515
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$101,286	$91,666
Cash payments (refunds) from income taxes	(42,392)	23,000

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Electric	$478,038	$435,261	$1,084,172	$962,880
Gas	233,840	225,175	677,077	692,184
Other	526	702	2,088	9,979
Total operating revenues	712,404	661,138	1,763,337	1,665,043
Operating expenses:
Energy costs:
Purchased electricity	198,886	172,757	471,718	454,849
Electric generation fuel	32,687	23,726	79,701	49,784
Residential exchange	(20,298)	(17,562)	(20,305)	(52,040)
Purchased gas	137,718	139,055	413,913	449,702
Net unrealized (gain) loss on derivative instruments	(2,364)	1,536	(2,277)	(4,246)
Utility operations and maintenance	116,449	98,935	228,608	197,106
Non-utility expense and other	1,657	2,609	1,713	4,576
Depreciation and amortization	76,322	65,832	151,688	135,441
Conservation amortization	15,525	8,749	28,891	19,078
Taxes other than income taxes	63,674	63,294	157,947	150,363
Total operating expenses	620,256	558,931	1,511,597	1,404,613
Operating income	92,148	102,207	251,740	260,430
Other income (deductions):
Other income	8,068	6,223	14,878	10,985
Other expense	(841)	(2,829)	(1,818)	(3,861)
Interest charges:
AFUDC	1,782	2,943	4,211	5,361
Interest expense	(48,543)	(52,192)	(99,591)	(103,453)
Interest expense on Puget Energy note	(209)	(340)	(446)	(674)
Income before income taxes	52,405	56,012	168,974	168,788
Income tax expense	13,295	17,654	48,960	51,652
Net income	$39,110	$38,358	$120,014	$117,136

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$39,110	$38,358	$120,014	$117,136
Other comprehensive income:
Unrealized gain from pension and postretirement plans, net of tax of $277, $642, $322 and $1,285, respectively	422	1,193	598	2,386
Net unrealized gains (losses) on energy derivative instruments during the period, net of tax of $60,710, $(7,465), $86,167 and $(5,551), respectively	112,747	(13,863)	160,024	(10,309)
Reversal of net unrealized gains (losses) on energy derivative instruments settled during the period, net of tax of $(1,802), $(858), $(845) and $1,068, respectively	(3,347)	(1,086)	(1,569)	1,984
Amortization of financing cash flow hedge contracts to earnings, net of tax of $43, $43, $86 and $86, respectively	79	79	159	159
Other comprehensive income	109,901	(13,677)	159,212	(5,780)
Comprehensive income	$149,011	$24,681	$279,226	$111,356

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	June 30, 2008 (Unaudited)	December 31, 2007
Utility plant: (at original cost, including construction work in progress of $273,147 and $267,595, respectively)
Electric plant	$6,048,918	$5,914,127
Gas plant	2,392,306	2,313,477
Common plant	524,198	506,211
Less: Accumulated depreciation and amortization	(3,203,484)	(3,091,176)
Net utility plant	5,761,938	5,642,639
Other property and investments:
Investment in Bonneville Exchange Power contract	31,739	33,503
Other property and investments	115,302	114,083
Total other property and investments	147,041	147,586
Current assets:
Cash	68,979	40,773
Restricted cash	13,015	798
Accounts receivable, net of allowance for doubtful accounts	163,205	219,345
Secured pledged accounts receivable	115,000	152,000
Unbilled revenues	106,202	210,025
Materials and supplies, at average cost	62,755	62,114
Fuel and gas inventory, at average cost	85,653	99,772
Unrealized gain on derivative instruments	247,684	17,130
Prepaid income taxes	274	41,814
Prepaid expenses and other	9,782	11,365
Deferred income taxes	--	4,011
Total current assets	872,549	859,147
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	96,716	104,928
Regulatory asset for PURPA buyout costs	124,974	140,520
Power cost adjustment mechanism	--	3,114
Other regulatory assets	480,784	512,103
Unrealized gain on derivative instruments	199,368	11,845
Other	163,307	170,328
Total other long-term and regulatory assets	1,065,149	942,838
Total assets	$7,846,677	$7,592,210

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

CAPITALIZATION AND LIABILITIES

	June 30, 2008 (Unaudited)	December 31, 2007
Capitalization:
Common shareholder’s investment:
Common stock ($10 stated value) - 150,000,000 shares authorized, 85,903,791 shares outstanding	$859,038	$859,038
Additional paid-in capital	1,294,694	1,297,076
Earnings reinvested in the business	379,064	345,899
Accumulated other comprehensive income, net of tax	152,870	2,078
Total shareholder’s equity	2,685,666	2,504,091
Redeemable securities and long-term debt:
Preferred stock subject to mandatory redemption	1,889	1,889
Junior subordinated notes	250,000	250,000
Long-term debt	2,278,860	2,428,860
Total redeemable securities and long-term debt	2,530,749	2,680,749
Total capitalization	5,216,415	5,184,840
Current liabilities:
Accounts payable	257,776	310,083
Short-term debt	286,566	260,486
Short-term note owed to Puget Energy	25,026	15,766
Current maturities of long-term debt	179,500	179,500
Accrued expenses:
Purchased gas liability	26,764	77,864
Taxes	76,846	84,756
Salaries and wages	27,186	28,516
Interest	42,769	45,209
Unrealized loss on derivative instruments	8,546	27,089
Deferred income taxes	16,923	--
Other	81,904	48,918
Total current liabilities	1,029,806	1,078,187
Long-term liabilities and regulatory liabilities:
Deferred income taxes	909,444	821,382
Unrealized loss on derivative instruments	9,843	--
Power cost adjustment mechanism	1,252	--
Regulatory liabilities	203,382	210,372
Other deferred credits	476,535	297,429
Total long-term liabilities and regulatory liabilities	1,600,456	1,329,183
Total capitalization and liabilities	$7,846,677	$7,592,210

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)
(Unaudited)
	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$120,014	$117,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,688	135,441
Conservation amortization	28,891	19,078
Deferred income taxes and tax credits, net	39,037	19,580
Power cost adjustment mechanism	4,366	2,788
Amortization of gas pipeline capacity assignment	(5,257)	(5,411)
Non cash return on regulatory assets	(4,972)	(3,517)
Net unrealized loss on derivative instruments	(2,277)	(4,246)
Change in residential exchange program	32,473	(25,673)
Storm damage deferred costs	(173)	(16,359)
Other	8,784	(7,186)
Cash receipt from lease purchase option settlement	--	18,909
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	196,963	195,971
Materials and supplies	(642)	(16,635)
Fuel and gas inventory	14,119	19,945
Prepaid income taxes	41,540	5,266
Prepayments and other	1,583	(25,726)
Purchased gas receivable/payable	(51,100)	81,425
Accounts payable	(46,780)	(168,605)
Taxes payable	(7,909)	8,814
Accrued expenses and other	(1,757)	(4,856)
Net cash provided by operating activities	518,591	346,139
Investing activities:
Construction expenditures - excluding equity AFUDC	(255,776)	(375,677)
Energy efficiency expenditures	(26,963)	(18,464)
Restricted cash	(12,216)	(2)
Refundable cash received for customer construction projects	4,491	9,179
Cash proceeds from property sales	2,079	93
Other	(4,084)	1,301
Net cash used by investing activities	(292,469)	(383,570)
Financing activities:
Change in short-term debt, net	26,080	(38,201)
Dividends paid	(81,001)	(52,654)
Loan from/to Puget Energy	9,260	164
Long term bond issued	--	250,000
Redemption of trust preferred stock	--	(37,750)
Redemption of bonds and notes	(150,000)	(100,000)
Investment from Puget Energy
Issuance and redemption cost of bonds and other	(2,255)	3,988
Net cash (used) provided by financing activities	(197,916)	25,547
Net increase (decrease) in cash from net income	28,206	(11,884)
Cash at beginning of year	40,773	28,092
Cash at end of period	$68,979	$16,208
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$101,286	$91,666
Cash payments (refunds) from income taxes	(39,730)	23,000

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

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
PSE collected Washington State excise taxes (which are a component of general retail rates) and municipal taxes of $53.2 million and $129.9 million for the three and six months ended June 30, 2008, respectively, and $48.2 million and $122.9 million for the three and six months ended June 30, 2007, respectively.  The Company’s policy is to report such taxes on a gross basis in operating revenues and taxes other than income taxes in the accompanying consolidated statements of income.

(2)	Earnings per Common Share (Puget Energy Only)

Puget Energy’s basic earnings per common share have been computed based on weighted-average common shares outstanding of 129,417,000 and 129,427,000 for the three and six months ended June 30, 2008, respectively, and 116,659,000 and 116,567,000 for the three and six months ended June 30, 2007, respectively.
Puget Energy’s diluted earnings per common share have been computed based on weighted-average common shares outstanding and issuable upon exercise of options or expiration of vesting periods of 129,967,000 and 129,862,000 for the three and six months ended June 30, 2008, respectively, and 117,158,000 and 117,115,000 for the three and six months ended June 30, 2007, respectively.  These shares include the dilutive effect of securities related to employee and director equity plans.

(3)	Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value.  The Company enters into contracts to manage its energy resource portfolio and interest rate exposure including forward physical and financial contracts, option contracts and swaps.  The majority of these contracts qualify for the normal purchase normal sale (NPNS) exception to derivative accounting rules provided they meet certain criteria.  Generally, NPNS applies if PSE deems the counterparty creditworthy, if the counterparty owns or controls energy resources within the western region to allow for physical delivery of the energy and if the transaction is within PSE’s forecasted load requirements and adjusted from time to time.  Those contracts that do not meet the NPNS exception or cash flow hedge criteria are marked-to-market to current earnings in the income statement, subject to deferral under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), for energy related derivatives due to the Power Cost Adjustment (PCA) mechanism and Purchased Gas Adjustment (PGA) mechanism.
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

The following table presents the fair value of electric derivatives that are designated as cash flow hedges or contracts that do not meet the NPNS exception at June 30, 2008 and December 31, 2007:

	Electric Derivatives
(Dollars in Millions)	June 30, 2008	December 31, 2007
Short-term asset	$115.5	$11.1
Long-term asset	143.1	6.6
Total assets	$258.6	$17.7

Short-term liability	$7.2	$9.8
Long-term liability	6.6	--
Total liabilities	$13.8	$9.8

If it is determined that it is uneconomical to operate Company-controlled electric generating facilities in the future period, the fuel supply cash flow hedge relationship is terminated and the hedge is de-designated which results in the unrealized gains and losses associated with the contracts being recorded in the income statement.  As these contracts are settled, the costs are recognized as energy costs and are included as part of the PCA mechanism.
At December 31, 2007, the Company had an unrealized day one loss deferral of $9.0 million related to a three-year locational power exchange contract which was computed based on a company model and therefore, the day one gain was deferred under Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3).  The contract has economic benefit to the Company over its terms.  The locational exchange will help ease electric transmission congestion across the Cascade Mountains during the winter months as PSE will take delivery of energy at a location that interconnects with PSE’s transmission system in western Washington.  At the same time, PSE will make available the quantities of power at the Mid-Columbia trading hub location.  The day one loss deferral was transferred to retained earnings on January 1, 2008 as required by SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) and any future day one loss on contracts will be recorded in the income statement beginning January 1, 2008 in accordance with the statement.
The following tables present the impact of changes in the market value of derivative instruments not meeting the NPNS or cash flow hedge criteria, and ineffectiveness related to highly effective cash flow hedges, to the Company’s earnings during the three and six months ended June 30, 2008 and June 30, 2007:

(Dollars in Millions) Three Months Ended June 30,	2008	2007	Change
Increase (decrease) in earnings	$ 2.4	$ (1.5)	$ 3.9

(Dollars in Millions) Six Months Ended June 30,	2008	2007	Change
Increase (decrease) in earnings	$ 2.3	$ 4.2	$ (1.9)

In the first quarter 2007, the Company reversed a loss reserve due to credit worthiness related to a physically delivered natural gas supply contract for electric generation.  The counterparty’s financial outlook had changed and delivery was determined to be probable through the life of the contract, which expired on June 30, 2008.
The amount of net unrealized gain (loss), net of tax, related to the Company’s cash flow hedges under SFAS No. 133 consisted of the following at June 30, 2008 and December 31, 2007:

(Dollars in Millions, net of tax)	June 30, 2008	December 31, 2007
Other comprehensive income – unrealized gain (loss)	$ 161.9	$ (3.4)

The following table presents the fair value of derivative hedges of natural gas contracts to serve natural gas customers at June 30, 2008 and December 31, 2007:

	Gas Derivatives
(Dollars in Millions)	June 30, 2008	December 31, 2007
Short-term asset	$132.2	$6.0
Long-term asset	56.3	5.3
Total assets	$188.5	$11.3

Short-term liability	$1.4	$17.3
Long-term liability	3.2	--
Total liabilities	$4.6	$17.3

At June 30, 2008, the Company had total assets of $188.6 million and total liabilities of $4.6 million related to hedges of natural gas contracts to serve natural gas customers.  All mark-to-market adjustments relating to the natural gas business have been reclassified to a deferred account in accordance with SFAS No. 71 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.

(4)	Corporate Guarantees (Puget Energy Only)

On May 7, 2006, Puget Energy sold InfrastruX Group Inc. (InfrastruX) to an affiliate of Tenaska Power Fund, L.P. (Tenaska) in an all-cash transaction.  Puget Energy accounted for InfrastruX as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) in 2006.  As a part of the transaction, Puget Energy made certain representations and warrantees concerning InfrastruX and indemnified Tenaska against certain future losses not to exceed $15.0 million.  At the time of the sale, Puget Energy purchased a warrantee insurance policy and deposited $3.7 million into an escrow account, representing the full retention under the insurance policy.  Additionally at the time of sale, Puget Energy recorded a $5.0 million loss reserve in connection with the indemnifications, which represented management’s measurement of the fair value of the corporate guarantees using a probability weighted approach.
On April 29, 2008, Puget Energy and Tenaska entered into a Joint Notice of Distribution and Termination Agreement (Termination Agreement) which resulted in the extinguishment of all InfrastruX corporate guarantees made by Puget Energy which management believed involved a risk of loss in connection with the sale of InfrastruX.  In the second quarter 2008, Puget Energy made the remaining payments under the terms of the Termination Agreement totaling $7.1 million bringing total cash outlays equal to the Company’s original aggregate loss reserve amounts recorded in the second quarter of 2006.

(5)	Retirement Benefits

The Company has a defined benefit pension plan covering substantially all PSE employees, with a cash balance feature for all but International Brotherhood of Electrical Workers employees.  Benefits are a function of age, salary and service.  Puget Energy also maintains a non-qualified supplemental retirement plan for officers and certain director-level employees.
The following table summarizes the net periodic benefit cost for the three months ended June 30:

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2008	2007	2008	2007
Service cost	$3,555	$3,392	$43	$91
Interest cost	7,358	6,686	283	379
Expected return on plan assets	(10,327)	(9,679)	(197)	(205)
Amortization of prior service cost	316	511	21	134
Recognized net actuarial (gain) loss	655	1,420	(199)	(56)
Amortization of transition obligation	--	--	13	105
Net periodic benefit cost	$1,557	$2,330	$(36)	$448

The following table summarizes the net periodic benefit cost for the six months ended June 30:

	Pension Benefits		Other Benefits
(Dollars in Thousands)	2008	2007	2008	2007
Service cost	$6,843	$6,655	$87	$183
Interest cost	14,409	13,256	566	759
Expected return on plan assets	(20,782)	(19,429)	(394)	(410)
Amortization of prior service cost	631	1,021	42	267
Recognized net actuarial (gain) loss	838	2,594	(398)	(112)
Amortization of transition obligation	--	--	25	209
Net periodic benefit cost	$1,939	$4,097	$(72)	$896

The Company previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $4.0 million and less than $0.1 million to fund the non-qualified pension and other benefits plans, respectively, for the year ending December 31, 2008.  During the three and six months ended June 30, 2008, the actual cash contributions to the Company’s non-qualified pension plans were $0.4 million and $0.8 million, respectively.  Based on this activity, the Company anticipates contributing an additional $3.2 million to the Company’s non-qualified pension plan for the remaining period of 2008.  PSE plans to contribute $0.4 million to the qualified pension plan.  During the three and six months ended June 30, 2008, actual other post-retirement medical benefit plan contributions were less than $0.1 million and the Company does not expect to make additional contributions for the remaining periods of 2008.
During the second quarter 2008, PSE trued-up its actuarial data for employees of the qualified pension plan for 2007.  As a result, PSE recorded $8.5 million expense to accumulated other comprehensive income.

(6)	Regulation and Rates

On December 3, 2007, PSE filed a general rate case with the Washington Utilities and Transportation Commission (Washington Commission) which proposed an increase in electric rates of $174.5 million, and in an increase in natural gas rates of $56.8 million, effective November 3, 2008.  PSE requested a weighted cost of capital of 8.6%, or 7.29% after-tax, and a capital structure that included 45.0% common equity with a return on equity of 10.8%.  In July 2008, PSE filed rebuttal testimony and revised its proposed increase in electric rates to $165.2 million and natural gas rates to $55.5 million.  PSE expects an order to be issued by the Washington Commission no later than October 31, 2008.
On April 11, 2007, the Washington Commission issued an accounting order that authorized PSE to defer certain ownership and operating costs (and associated carrying costs) related to its purchase of the Goldendale electric generating facility (Goldendale) during the period prior to inclusion in PSE’s retail electric rates in the Power Cost Only Rate Case (PCORC).  The deferral was for the time period from March 15, 2007 through September 1, 2007, at which time the Company began recovering Goldendale ownership and operation costs in electric rates.  As of June 30, 2008, PSE had established a regulatory asset of $12.1 million.  PSE anticipates amortization of the costs will begin no later than November 2008 as determined in PSE’s pending general rate case.
In May 2007, the Washington Commission Staff alleged that PSE’s natural gas system service provider had violated certain Washington Commission recordkeeping rules.  On April 3, 2008, the Washington Commission issued an order approving a settlement agreement that required PSE to pay a regulatory penalty of $1.25 million, to establish a quality assurance program to better monitor its subcontractors and to complete an independent audit of natural gas system recordkeeping procedures.  PSE paid the $1.25 million regulatory penalty amount in the second quarter of 2008.
In March 2008, Bonneville Power Administration (BPA) and PSE signed an agreement pursuant to which BPA (on April 2, 2008) paid PSE $53.7 million in Residential Exchange Program (REP) benefits for fiscal year ending September 30, 2008, which payment is subject to true-up depending upon the amount of any REP benefits ultimately determined to be payable to PSE.  The Washington Commission approved in April 2008 PSE’s tariff filing seeking to pass-through the net amount of the benefits under the interim agreements to residential and small farm customers.  The Washington Commission also approved PSE’s request to credit the regulatory asset amount of $33.7 million against the $53.7 million payment and pass-through to customers the remaining amount of approximately $20.0 million, which occurred during the second quarter of 2008.  These amounts did not affect PSE’s net income.  The accrued carrying charges on the regulatory asset totaling $3.1 million at June 30, 2008 will be addressed in PSE’s pending general rate case (Docket No. UE-072300).
In November 2007, the Western Electricity Coordinating Council (WECC) audited PSE’s compliance with electric reliability standards adopted by Federal Energy Regulatory Commission (FERC), the North American Electric Reliability Corporation (NERC) and/or WECC.  Compliance with these standards includes periodic self-certifications of compliance, self-reports of violations after discovery of the violation, spot checks to review self-certifications and external audits that review compliance with designated standards in detail.  The WECC audit team identified four potential violations of the standards that PSE had not previously self-reported.  Several months after the audit, WECC issued a “Notice of Alleged Violations” to PSE, adding details and proposed penalties to the proposed findings.  Under the rules for the process, PSE met with WECC representatives in July to discuss settlement.  PSE is hopeful that all issues concerning the four potential violations will be resolved.  Resolution of reliability standards issues will be an ongoing concern, however, PSE self-reports violations when they are discovered.  Such self-reports could result in settlement of issues or issuances of penalties in the future.  PSE has established a loss reserve of $0.6 million related to these alleged violations.
On December 15, 2006, FERC began an audit of PSE’s Open Access Transmission Tariff and Standards of Conduct for the period January 1, 2004 through December 31, 2006.  The focus of the audit was PSE’s operation of its electric transmission system and tariff and its energy trading function.  On July 16, 2008, FERC issued its final audit report which discussed five areas of non-compliance with certain FERC requirements.  PSE was ordered to take several remedial actions and develop a compliance plan, but incurred no penalties as a result of the audit.

(7)	Litigation

Residential Exchange.  Petitioners in several actions in the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) against BPA asserted that BPA acted contrary to law in entering into or performing or implementing a number of agreements, including the amended settlement agreement (and the May 2004 agreement) between BPA and PSE regarding the REP.  BPA rates used in such agreements between BPA and PSE for determining the amounts of money to be paid to PSE by BPA under such agreements during the period October 1, 2001 through September 30, 2006 were confirmed, approved and allowed to go into effect by FERC.  Petitioners in several actions in the Ninth Circuit against BPA also asserted that BPA acted contrary to law in adopting or implementing the rates upon which the benefits received or to be received from BPA during the October 1, 2001 through September 30, 2006 period were based.  A number of parties have claimed that the BPA rates proposed or adopted in the BPA rate proceeding to develop BPA rates to be used in the agreements for determining the amounts of money to be paid to PSE by BPA during the period October 1, 2006 through September 30, 2009 are contrary to law and that BPA acted contrary to law or without authority in deciding to enter into, or in entering into or performing or implementing such agreements.  In March 2008, BPA requested FERC to continue a stay of FERC’s review of such rates in light of the reopened rate proceeding described below arising out of the Ninth Circuit litigation.
On May 3, 2007, the Ninth Circuit issued an opinion in Portland Gen. Elec. v. BPA, No. 01-70003, in which proceeding the actions of BPA in entering into settlement agreements regarding the REP with PSE and with other investor-owned utilities were challenged.  In this opinion, the Ninth Circuit granted petitions for review and held the settlement agreements entered into between BPA and the investor-owned utilities being challenged in that proceeding to be inconsistent with statute.  On May 3, 2007, the Ninth Circuit also issued an opinion in Golden Northwest Aluminum v. BPA, No. 03-73426, in which proceeding the petitioners sought review of BPA’s 2002-06 power rates.  In this opinion, the Ninth Circuit granted petitions for review and held that BPA unlawfully shifted onto its preference customers the costs of its settlements with the investor-owned utilities.  On October 5, 2007, petitions for rehearing of these two opinions were denied.  On February 1, 2008, PSE and other utilities filed in the Supreme Court of the United States a petition for a writ of certiorari to review the decisions of the Ninth Circuit, which petition was denied in June 2008.
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
On February 8, 2008, BPA issued a notice reopening its WP-07 rate proceeding to respond to the various Ninth Circuit opinions.  In the notice, BPA proposed to adjust its fiscal year 2009 rates and to determine the amounts of REP benefits paid since 2002 that may be recovered.  BPA is proposing to determine an amount that was improperly passed through to residential and small farm customers of PSE and the other regional investor-owned utilities during the 2002 to 2008 rate periods and to recover this amount over time by reducing future benefits under the REP.  The amount to be recovered over future periods from PSE’s residential and small farm customers in BPA’s initial proposal is approximately $150.0 million.  However, this is an initial proposal and is subject to BPA’s rate case process resulting in a final decision in approximately August 2008, and is also subject to subsequent administrative and judicial review.
In March 2008, BPA and PSE signed an agreement pursuant to which BPA made a payment to PSE related to the REP benefits for the fiscal year ending September 30, 2008, which payment is subject to true-up depending upon the amount of any REP benefits ultimately determined to be payable to PSE.  In March and April 2008, Clatskanie People’s Utility District filed petitions in the Ninth Circuit for review of BPA actions in connection with offering or entering into such agreement with PSE and similar agreements with other investor-owned utilities.
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

    Lockyer Case.  In March and April 2008, FERC issued orders establishing procedures for the Lockyer remand.  The orders commence a seller-by-seller inquiry into the transaction reports filed by entities that sold power in California during 2000.  The inquiry is to determine if the transaction reports as filed masked the gathering of more than 20% of the market during the period, by that seller.  PSE is confident that it will not be found to have possessed 20% of any relevant market during any relevant time.  The order also mandates a settlement process before an Administrative Law Judge (ALJ).  FERC staff and the ALJ requested data concerning energy sellers’ transactions, and PSE provided such data to FERC staff.  Settlement talks among various parties continue but PSE cannot predict the ultimate outcome of any negotiations or subsequent process before FERC or the ALJ.
California Receivable and California Refund Proceeding. The California Independent System Operator (CAISO) filed status reports in this matter from time to time, but has yet to report its “who owes what to whom” calculation.
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
Pacific Northwest Refund Proceeding.  In October 2000, PSE filed a complaint at FERC (Docket No. EL01-10) against “all jurisdictional sellers” in the Pacific Northwest seeking prospective price caps consistent with any result FERC ordered for the California markets.  FERC dismissed PSE’s complaint, but PSE challenged that dismissal.  On June 19, 2001, FERC ordered price caps on energy sales throughout the West.  Various parties, including the Port of Seattle and the cities of Seattle and Tacoma, then moved to intervene in the proceeding seeking retroactive refunds for numerous transactions.  The proceeding became known as the “Pacific Northwest Refund Proceeding,” though refund claims were outside the scope of the original complaint.  On June 25, 2003, FERC terminated the proceeding on procedural, jurisdictional and equitable grounds and on November 10, 2003, FERC on rehearing, confirmed the order terminating the proceeding.  On August 24, 2007, the Ninth Circuit issued a decision concluding that FERC should have evaluated and considered evidence of market manipulation in California and its potential impact in the Pacific Northwest.  It also decided that FERC should have considered purchases made by the California Energy Resources Scheduler and/or the California Department of Water Resources in the Pacific Northwest Proceeding.  On December 17, 2007, PSE and PowerEx Corp. separately filed requests for rehearing with the Ninth Circuit of this decision.  Those requests remain pending.  PSE intends to vigorously defend its position in this proceeding, but it is unable to predict the outcome of this matter.
Colstrip Matters.  In May 2003, approximately 50 plaintiffs initiated an action against the owners of Colstrip alleging that (1) seepage from two different wastewater pond areas caused groundwater contamination and threatened to contaminate domestic water wells and the Colstrip water supply pond, and (2) seepage from the Colstrip water supply pond caused structural damage to buildings and toxic mold.  The defendants reached agreement on a global settlement with all plaintiffs on April 29, 2008 and PSE paid its share of the settlement in the amount of $10.7 million in July 2008.  PSE had previously expensed the settlement in the first quarter 2008.  PSE has also filed an accounting petition with the Washington Commission to recover such costs in the future.
The Minerals Management Service of the United States Department of Interior (MMS) has issued a series of orders to Western Energy Company (WECO) to pay additional taxes and royalties concerning coal WECO sold to the owners of Colstrip 3 & 4, and similar orders have been issued in the administrative appellate process.  The orders assert that additional royalties are owed in connection with payments received by WECO from Colstrip 3 & 4 owners (including PSE) for the construction and operation of a conveyor system that runs several miles from the mine to Colstrip 3 & 4.  The state of Montana has also issued a demand to WECO consistent with the MMS position.  WECO has challenged these orders, and the issue has been on appeal for several years.  WECO has won some points during the appellate process that have reduced the claims; however  under applicable law, to pursue the appeals, the principal in dispute cannot be paid, which causes interest to accrue.  Moreover, because the conveyor system continues to be used, the amount in dispute grows.  In the aggregate, the accrued interest plus unasserted claims to bring the amount current could make the total claim (principal plus interest) pertaining to PSE’s 25.0% project share as high as $10.0 million.  PSE and the other Colstrip 3 & 4 owners authorized WECO to make a settlement offer to the Montana Department of Revenue (DOR) and the MMS in connection with these claims.  PSE recorded a $1.2 million pre-tax loss reserve in the second quarter of 2008 in that regard.

Proceeding Relating to the Proposed Merger.  On February 6, 2008, the Company entered into a memorandum of understanding providing for the settlement of the consolidated shareholder lawsuit, subject to customary conditions including completion of appropriate settlement documentation, confirmatory discovery and court approval.  Pursuant to the memorandum of understanding, the Company agreed to include certain additional disclosures in its proxy statement relating to the merger.  The Company does not admit, however, that its prior disclosures were in any way materially misleading or inadequate.  In addition, the Company and the other defendants in the consolidated lawsuit deny the plaintiffs’ allegations of wrongdoing and violation of law in connection with the merger.  The settlement, if completed and approved by the court, will result in dismissal with prejudice and release of all claims of the plaintiffs and settlement class of the Company’s shareholders that were or could have been brought on behalf of the plaintiffs and the settlement class.  In connection with such settlement, the plaintiffs intend to seek a court-approved award of attorneys’ fees and expenses in an amount up to $290,000, which the Company has agreed to pay.  As of June 30, 2008, the Company has a loss reserve of $290,000 related to this matter.

(8)	Related Party Transactions

On June 1, 2006, PSE entered into a revolving credit facility with its parent, Puget Energy, in the form of a Demand Promissory Note (Note).  Through the Note, PSE may borrow up to $30.0 million from Puget Energy, subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of (a) PSE’s outstanding commercial paper interest rate; (b) PSE’s senior unsecured revolving credit facility; or (c) the interest rate available under the receivable securitization facility of PSE Funding, Inc. (PSE Funding), a PSE subsidiary, which is the London Interbank Offered Rate (LIBOR) plus a marginal rate.  At June 30, 2008 and December 31, 2007, the outstanding balance of the Note was $25.0 million and $15.8 million, respectively and the interest rate was 2.87% and 5.31% respectively.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.  The $30.0 million credit facility with Puget Energy is unaffected by the pending merger.
The Company has a general liability claim from AEGIS Insurance Services Inc. (AEGIS) and an insurance claim which AEGIS is a co-insurer.  The total of all insurance receivables is $15.0 million as of June 30, 2008, of which approximately $8.7 million is being sought from AEGIS.  One nonemployee director of Puget Energy and PSE also serves on the board of AEGIS and a PSE management employee serves on one of AEGIS’ risk management committees.

(9)	Other

Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R) requires that if a business entity has a controlling financial interest in a variable interest entity, the financial statements of the variable interest entity must be included in the consolidated financial statements of the business entity.  The Company has evaluated its power purchase agreements and determined that two counterparties during the six months ended June 30, 2008 may be considered variable interest entities.  Consistent with FIN 46R, PSE submitted requests for information to those two entities; however, the entities have refused to submit to PSE the necessary information for PSE to determine whether they meet the requirements of a variable interest entity.  PSE also determined that it does not have a contractual right to such information.  PSE will continue to submit requests for information to the counterparties in accordance with FIN 46R.
Sumas Cogeneration Company, L.P. (Sumas), an entity that potentially could have been considered a variable interest entity prior to May 7, 2007, delivered a letter to PSE on May 7, 2007, stating that it had sold its dedicated natural gas reserves to a third party and that it no longer intended to deliver energy to PSE through the remaining term of the contract, which expires on April 15, 2013.  The last energy delivered to PSE by Sumas occurred on March 15, 2007. PSE purchased from Sumas its 125 megawatt (MW) power plant located in Sumas, Washington in a transaction effective July 25, 2008, resolving any dispute between the parties.
For the two power purchase agreements that may be considered variable interest entities under FIN 46R as of the second quarter 2008, PSE is required to buy all the generation from these plants, subject to displacement by PSE, at rates set forth in the power purchase agreements.  If at any time the counterparties cannot deliver energy to PSE, PSE would have to buy energy in the wholesale market at prices which could be higher or lower than the power purchase agreement prices.  PSE’s purchased electricity expense for the three months ended June 30, 2008 and 2007 was $36.9 million and $30.6 million, respectively, for the two entities and for the six months ended June 30, 2008, and 2007 was $91.8 million and $97.2 million, respectively, for the two entities.
In November 2006, PSE’s Crystal Mountain Generation Station had an accidental release of approximately 18,000 gallons of diesel fuel.  PSE crews and consultants responded and worked with applicable state and federal agencies to control and remove the spilled diesel.  On July 11, 2007, PSE received a Notice of Completion for work performed pursuant to the Administrative Order for Removal from the U. S. Environmental Protection Agency (EPA).  The Notice stated that PSE had met the requirements of the Order and the accompanying scope of work.  Total removal costs as of June 30, 2008 were approximately $14.5 million.  PSE estimates the total remediation cost to be approximately $15.0 million, which has been accrued or paid.  At June 30, 2008, PSE had an insurance receivable recorded in the amount of $7.2 million associated with this fuel release.  PSE received a partial payment of $5.0 million on this receivable in January 2008.  On February 13, 2008, the U.S. Department of Justice, on behalf of the EPA, notified PSE of its intent to issue a fine of $0.5 million under the Clean Water Act.  PSE paid this fine in July 2008.  On April 15, 2008, the Washington State Department of Ecology fined PSE $0.4 million as a civil penalty pursuant to the Clean Water Act.  PSE reserved $0.9 million for the penalties.

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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)).  This Statement replaces FASB Statement No. 141, “Business Combinations” and addresses the accounting for all transactions or other events in which an entity obtains control of one or more businesses.  The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer: 1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; 2) Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect any impact from SFAS No. 141 (R).
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
In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  The FASB Board is responsible for identifying the sources of accounting principles and providing entities with a framework for selecting the principles used in the preparation of financial.  The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” has been criticized because it is directed to the auditor rather than the entity, it is complex and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes that the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The Company has reviewed the statement and has assessed there will be no significant impact to the financial statements.
On June 16, 2008, FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (EITF 03-6-1) was issued.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  The Company is currently assessing the financial statement presentation impact of FSP EITF No. 03-6-1.

(11)	Fair Value Measurements

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

    The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  The determination of the fair values incorporates various factors required under SFAS No. 157.  These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of the Company’s nonperformance risk on its liabilities.

Recurring Fair Value Measures	At Fair Value as of June 30, 2008
(Dollars in Millions)	Level 1	Level 2	Level 3	Total
Assets:
Energy derivative instruments	$ --	$ 287.7	$ 159.4	$ 447.1
Total assets	$ --	$ 287.7	$ 159.4	$ 447.1
Liabilities:
Energy derivative instruments	$ --	$ 6.4	$ 12.0	$ 18.4
Total liabilities	$ --	$ 6.4	$ 12.0	$ 18.4

The following table sets forth a reconciliation of changes in the fair value of derivatives classified as Level 3 in the fair value hierarchy.
(Dollars in Millions)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Balance at beginning of period	$17.2	$(7.3)
Realized energy derivative losses	0.5	(1.3)
Unrealized energy derivative gains
- included in earnings	3.5	1.9
- included in other comprehensive income	116.3	145.0
- included in regulatory assets/liabilities	3.0	3.0
New energy purchase transactions	--	--
Other financial items settled	7.2	7.2
Energy derivatives transferred out of Level 3	(0.3)	(1.1)
Balance as of June 30, 2008	$147.4	$147.4

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
Unrealized gains and losses for Level 3 on energy derivatives recurring items are included in net unrealized (gain) loss on derivative instruments in PSE’s income statement.  SFAS No. 157 requires that financial assets and liabilities be classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  As of June 30, 2008, energy derivative instruments are classified in Level 3 because Level 3 inputs are significant to their fair value measurement; however, the valuation of these derivative instruments is primarily based upon observable inputs (Level 2), and the net unrealized gain recognized during the reporting period is primarily due to a significant increase in observable prices.
Energy derivatives transferred out of Level 3 represent existing assets or liabilities that were either previously classified as Level 3 for which the lowest significant input became observable during the period.
The Company does not believe that the fair values diverge materially from the amounts the Company currently anticipates realizing on settlement or maturity.

(12)	Agreement and Plan of Merger (Puget Energy only)

On October 26, 2007, Puget Energy announced that it had entered into a definitive Agreement and Plan of Merger, dated as of October 25, 2007, pursuant to which Puget Energy will be acquired by a consortium of long-term infrastructure investors led by Macquarie Infrastructure Partners, the Canada Pension Plan Investment Board and British Columbia Investment Management Corporation and which also includes Alberta Investment Management, Macquarie-FSS Infrastructure Trust and Macquarie Capital Group (collectively, the Consortium).  At the effective time of the merger, each issued and outstanding share of common stock of Puget Energy, other than any shares in respect of which dissenter’s rights are perfected and other than any shares owned by the Consortium, shall be cancelled and shall be converted automatically into the right to receive $30.00 in cash, without interest.
The consummation of the merger is subject to the satisfaction or waiver of certain closing conditions, including the receipt of shareholder approval of the merger and approval of it by various state and federal regulatory authorities.  As of the date of this Quarterly Report, some of these conditions have been satisfied while others remain outstanding or in process.  On April 16, 2008, Puget Energy shareholders approved the merger by more than the required two-thirds vote.  Also, on April 17, 2008, FERC conditionally approved the transaction pursuant to section 203 of the Federal Power Act subject to reviewing the final conditions of merger approval by the Washington Commission.  On December 17, 2007, PSE and the Consortium filed a joint application seeking approval of the merger with the Washington Commission.  A revised procedural schedule has been filed in the merger proceeding with a proposed decision by the Washington Commission on October 13, 2008.  If approved by the Washington Commission and assuming receipt of approval by the other remaining federal authorities, closing is expected to occur during the fourth quarter 2008.
On July 22, 2008, Puget Energy, the Consortium and several parties involved in the merger proceeding reached a settlement to resolve all issues before the Washington Commission.  On July 23, 2008, the parties to the merger agreement filed a multiparty stipulated settlement with the Washington Commission.

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

Puget Energy Merger
On October 26, 2007, Puget Energy announced that it had entered into a definitive Agreement and Plan of Merger, dated as of October 25, 2007, pursuant to which Puget Energy will be acquired by a consortium of long-term infrastructure investors led by Macquarie Infrastructure Partners, the Canada Pension Plan Investment Board and British Columbia Investment Management Corporation and which also includes Alberta Investment Management, Macquarie-FSS Infrastructure Trust and Macquarie Capital Group (collectively, the Consortium).  At the effective time of the merger, each issued and outstanding share of common stock of Puget Energy, other than any shares in respect of which dissenter’s rights are perfected and other than any shares owned by the Consortium, shall be cancelled and shall be converted automatically into the right to receive $30.00 in cash, without interest.
The consummation of the merger is subject to the satisfaction or waiver of certain closing conditions, including the receipt of shareholder approval of the merger and approval of it by various state and federal regulatory authorities.  As of the date of this Quarterly Report, some of these conditions have been satisfied while others remain outstanding or in process.  On April 16, 2008, Puget Energy shareholders approved the merger.  Also, on April 17, 2008 the Federal Energy Regulatory Commission (FERC) conditionally approved the transaction pursuant to section 203 of the Federal Power Act subject to reviewing the final conditions of merger approval by the Washington Utilities and Transportation Commission (Washington Commission).  On December 17, 2007, PSE and the Consortium filed a joint application seeking approval of the merger with the Washington Commission. A revised procedural schedule has been filed in the merger proceeding with a proposed decision by the Washington Commission on October 13, 2008.  If approved by the Washington Commission and assuming receipt of approval by the other remaining federal authorities, closing is expected to occur during the fourth quarter 2008.
On July 22, 2008, Puget Energy, the Consortium, and several parties involved in the merger proceeding reached a settlement to resolve all issues before the Washington Commission.  On July 23, 2008, the parties to the merger agreement filed a multiparty stipulated settlement with the Washington Commission.

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
As a regulated utility company, PSE is subject to FERC and Washington Commission regulation which may impact a large array of business activities, including limitation of future rate increases; directed accounting requirements that may negatively impact earnings; licensing of PSE-owned generation facilities; and other FERC and Washington Commission directives that may impact PSE’s long-term goals.  In addition, PSE is subject to risks inherent to the utility industry as a whole, including weather changes affecting purchases and sales of energy; outages at owned and contracted generation plants where energy is obtained; storms or other events which can damage natural gas and electric distribution and transmission lines; increasing regulatory standards for system reliability; wholesale market stability over time; and significant evolving environmental legislation.
PSE’s main business objective is to provide reliable, safe and cost-effective energy to its customers.  To help accomplish this objective, PSE seeks to become more energy efficient and environmentally responsible in its energy supply portfolio on an ongoing basis.  PSE filed its most recent Integrated Resource Plan  on May 31, 2007 with the Washington Commission.  The plan supports a strategy of significantly increasing energy efficiency programs, pursuing additional renewable resources (primarily wind) and additional base load natural gas fired generation to meet the growing needs of its customers.

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

Results of Operations
Puget Energy
All the operations of Puget Energy are conducted through its subsidiary PSE.  Net income for the three months ended June 30, 2008 was $33.7 million on operating revenues of $712.4 million as compared to net income of $38.6 million on operating revenues of $661.1 million for the same period in 2007.
Basic and diluted earnings per share for the three months ended June 30, 2008 was $0.26 as compared to basic and diluted earnings per share for the three months ended June 30, 2007 of $0.33.  Net income for the three months ended June 30, 2008 as compared to the same period in 2007, was negatively impacted by a $0.9 million decrease in electric margin while it was positively impacted by an $8.4 million increase in gas margin.  Net income was negatively impacted by a $17.5 million increase in utility operation and maintenance and by an increase in depreciation and amortization of $10.5 million. The increase in expenses was partially offset by a decrease in taxes other than income taxes, net of revenue sensitive taxes, of $5.0 million.  Net income was also positively impacted due to an increase in other income of $1.9 million ($1.2 million after-tax) and by a $3.9 million increase in unrealized gain on energy derivative instruments for PSE.  In the second quarter 2008, Puget Energy incurred $5.7 million in costs related to the proposed merger with the Consortium.
For the six months ended June 30, 2008, Puget Energy’s net income was $113.5 million on operating revenues from continuing operations of $1.8 billion, compared to net income of $117.7 million on operating revenues from continuing operations of $1.7 billion for the same period in 2007.  Basic and diluted earnings per share for the six months ended June 30, 2008 were $0.88 and $0.87, respectively, compared to basic and diluted earnings per share of $1.01 and $1.00, respectively, for the same period in 2007.
Net income for the six months ended June 30, 2008 was positively impacted by increased electric and gas margins of $24.5 million and $20.9 million, respectively, compared to the same period in 2007.  Net income was negatively impacted by an increase of $31.5 million related to utility operation and maintenance which includes the impact of a $10.5 million charge related to PSE’s share of the settlement of a lawsuit against the Colstrip electric generating station project owners, an increase in depreciation and amortization of $16.2 and a decrease in unrealized gain on energy derivative instruments of $2.0 million.  The increase in expenses was partially offset by a decrease in non-utility operation and maintenance and other expenses of $2.9 million and an increase in other income of $3.8 million.  Net income was also positively impacted due to a decrease in other expense of $2.0 million and a decrease in interest expense of $2.7 million due to lower average debt outstanding as a result of the equity issuance in December 2007.  For the six months ended June 30, 2008, Puget Energy incurred $7.0 million in costs related to the proposed merger with the Consortium.

Puget Sound Energy
PSE’s operating revenues and expenses are not generated evenly throughout the year.  Variations in energy usage by customers occur from season to season and from month to month within a season, primarily as a result of weather conditions.  PSE normally experiences its highest retail energy sales and subsequently higher power costs during the winter heating season in the first and fourth quarters of the year, and its lowest sales in the third quarter of the year.  Power cost recovery is seasonal, with underrecovery normally in the first and fourth quarters and over recovery in the second and third quarters.  Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter to quarter comparisons difficult.

Energy Margins
The following table displays the details of electric margin changes for the three months ended June 30, 2008 as compared to the same period in 2007.  Electric margin is electric sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE’s service territory.

	Electric Margin
(Dollars in Millions) Three Months Ended June 30,	2008	2007	Change	Percent Change
Electric operating revenue[1]	$478.0	$435.3	$42.7	9.8%
Less: Other electric operating revenue	(20.3)	(15.8)	(4.5)	(28.5)
Add: Other electric operating revenue-gas supply resale	8.3	4.7	3.6	76.6
Total electric revenue for margin	466.0	424.2	41.8	9.9
Adjustments for amounts included in revenue:
Pass-through tariff items	(16.2)	(9.7)	(6.5)	(67.0)
Pass-through revenue-sensitive taxes	(32.9)	(29.1)	(3.8)	(13.1)
Net electric revenue for margin	416.9	385.4	31.5	8.2
Minus power costs:
Purchased electricity[1]	(198.9)	(172.8)	(26.1)	(15.1)
Electric generation fuel[1]	(32.7)	(23.7)	(9.0)	(38.0)
Residential exchange[1]	20.3	17.6	2.7	15.3
Total electric power costs	(211.3)	(178.9)	(32.4)	(18.1)
Electric margin[2]	$205.6	$206.5	$(0.9)	(0.4	) %
   ____________________________
[1]	As reported on PSE’s Consolidated Statement of Income.
[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Electric margin decreased $0.9 million for the three months ended June 30, 2008 as compared to the same period in 2007.  Contributing to higher power costs was a 6.8% decline in hydroelectric energy production from both Company-owned facilities and sources under long-term contract as well as higher purchased power costs.  As a result, electric margin decreased $9.6 million due to lower over collection of net power costs during the period.  The over collection for the three months ended June 30, 2008 totaled $26.9 compared to the same period in 2007 of $36.5 million.  Offsetting the decrease was an $8.8 million increase in electric margin due to a 4.9% increase in retail sales.  Power cost recovery is seasonal with under recovery in the first and fourth quarters and over recovery in the second and third quarters.
The following table displays the details of electric margin changes for the six months ended June 30, 2008 compared to the same period in 2007.  Electric margin is electric sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE’s service territory.

	Electric Margin
(Dollars in Millions) Six Months Ended June 30,	2008	2007	Change	Percent Change
Electric operating revenue[1]	$1,084.2	$962.9	$121.3	12.6%
Less: Other electric operating revenue	(32.5)	(26.7)	(5.8)	(21.7)
Add: Other electric revenue-gas supply resale	11.0	6.4	4.6	71.9
Total electric revenue for margin	1,062.7	942.6	120.1	12.7
Adjustments for amounts included in revenue:
Pass-through tariff items	(29.1)	(20.9)	(8.2)	(39.2)
Pass-through revenue-sensitive taxes	(74.6)	(65.7)	(8.9)	(13.5)
Net electric revenue for margin	959.0	856.0	103.0	12.0
Minus power costs:
Purchased electricity[1]	(471.7)	(454.8)	(16.9)	(3.7)
Electric generation fuel[1]	(79.7)	(49.8)	(29.9)	(60.0)
Residential exchange[1]	20.3	52.0	(31.7)	(61.0)
Total electric power costs	(531.1)	(452.6)	(78.5)	(17.3)
Electric margin[2]	$427.9	$403.4	$24.5	6.1%
   ____________________
[1]	As reported on PSE’s Consolidated Statement of Income.
[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Electric margin increased $24.5 million for the six months ended June 30, 2008 compared to the same period in 2007.  This is primarily due to a Power Cost Only Rate Case (PCORC) rate increase of 3.7% effective September 1, 2007, net of a 1.3% general rate decrease effective January 13, 2007 which increased electric margin by $5.3 million due in part to the recovery of Goldendale and Wild Horse facilities.  In addition, a 4.4% increase in retail sales volumes increased electric margin by $17.0 million.  Additionally, electric margin is positively impacted by $1.4 million due to an increase in overrecovery of power costs, $24.4 million for the six months ended June 30, 2008 compared to $23.0 million for the same period in 2007.
The following table displays the details of gas margin changes for the three months ended June 30, 2008 as compared to the same period in 2007.  Gas margin is natural gas sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of natural gas purchased, including transportation costs to bring natural gas to PSE’s service territory.

	Gas Margin
(Dollars in Millions) Three Months Ended June 30,	2008	2007	Change	Percent Change
Gas operating revenue[1]	$233.8	$225.2	$8.6	3.8%
Less: Other gas operating revenue	(4.2)	(4.4)	0.2	4.5
Total gas revenue for margin	229.6	220.8	8.8	4.0
Adjustments for amounts included in revenue:
Pass-through tariff items	(2.3)	(1.7)	(0.6)	(35.3)
Pass-through revenue-sensitive taxes	(20.3)	(19.1)	(1.2)	(6.3)
Net gas revenue for margin	207.0	200.0	7.0	3.5
Minus purchased gas costs[1]	(137.7)	(139.1)	1.4	1.0
Gas margin[2]	$69.3	$60.9	$8.4	13.8%
   ____________________
[1]	As reported on PSE’s Consolidated Statement of Income.
[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Gas margin increased $8.4 million for the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to a 16.9% gas therm volume sales increase resulting in $10.3 million increase to gas margin.  This increase was partially offset by a $1.9 million decrease in margin due to a change in customer mix and other pricing variances.
The following table displays the details of gas margin changes for the six months ended June 30, 2008 compared to the same period in 2007.  Gas margin is natural gas sales to retail and transportation customers less pass-through tariff items and revenue-sensitive taxes, and the cost of natural gas purchased, including transportation costs to bring natural gas to PSE’s service territory.

	Gas Margin
(Dollars in Millions) Six Months Ended June 30,	2008	2007	Change	Percent Change
Gas operating revenue[1]	$677.1	$692.2	$(15.1)	(2.2	) %
Less: Other gas operating revenue	(8.9)	(9.2)	0.3	3.3
Total gas revenue for margin	668.2	683.0	(14.8)	(2.2)
Adjustments for amounts included in revenue:
Pass-through tariff items	(6.7)	(4.9)	(1.8)	(36.7)
Pass-through revenue-sensitive taxes	(55.4)	(57.1)	1.7	3.0
Net gas revenue for margin	606.1	621.0	(14.9)	(2.4)
Less: Purchased gas costs[1]	(413.9)	(449.7)	35.8	8.0
Gas margin[2]	$192.2	$171.3	$20.9	12.2%
   ____________________
[1]	As reported on PSE’s Consolidated Statement of Income.
[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Gas margin increased $20.9 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to a 2.8% general rate increase effective January 13, 2007 which increased gas margin $5.4 million and a 11.0% gas therm volume sales increase which increased gas margin $18.9 million.  This increase was offset by a $3.4 million decrease in margin due to a change in customer mix and other pricing variances.

Electric Operating Revenues
The table below sets forth changes in electric operating revenues for PSE for the three months ended June 30, 2008 as compared to the same period in 2007.

(Dollars in Millions) Three Months Ended June 30,	2008	2007	Change	Percent Change
Electric operating revenues:
Residential sales	$237.1	$199.4	$37.7	18.9%
Commercial sales	189.4	173.5	15.9	9.2
Industrial sales	26.1	25.1	1.0	4.0
Other retail sales, including unbilled revenue	(20.7)	(7.9)	(12.8)	(162.0)
Total retail sales	431.9	390.1	41.8	10.7
Transportation sales	1.4	2.4	(1.0)	(41.7)
Sales to other utilities and marketers	24.4	27.1	(2.7)	(10.0)
Other	20.3	15.7	4.6	29.3
Total electric operating revenues	$478.0	$435.3	$42.7	9.8%

Electric retail sales increased $41.8 million for the three months ended June 30, 2008 as compared to the same period in 2007.  The increase in electricity usage was primarily related to customer growth and colder average temperatures in the Pacific Northwest.  Second quarter 2008 heating degree days were 17% above historic averages for the Pacific Northwest while 2007 heating degrees were 5.9% below normal.  Retail electricity usage increased 236,349 Megawatt Hours (MWh) or 4.9% compared to the same period in 2007, which resulted in an increase of approximately $20.1 million in electric operating revenue.  The PCORC rate increase effective September 1, 2007 increased operating revenues $16.3 million for the three months ended June 30, 2008 as compared to the same period in 2007.
Sales to other utilities and marketers decreased $2.7 million for the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to a decrease in sales volume of 2,915 MWh or 0.5% as a result of decreased surplus energy, which resulted in a decrease of $0.2 million.  This decrease was also caused by lower wholesale prices in the second quarter 2008 as compared to the same period in 2007, which decreased sales by $2.5 million.
Other electric operating revenues increased $4.6 million for the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to an increase of $3.7 million in gas sales to third parties and an increase of $1.5 million in transmission revenues.
The table below sets forth changes in electric operating revenues for PSE for the six months ended June 30, 2008 compared to the same period in 2007.

(Dollars in Millions) Six Months Ended June 30,	2008	2007	Change	Percent Change
Electric operating revenues:
Residential sales	$583.7	$491.4	$92.3	18.8%
Commercial sales	401.5	373.0	28.5	7.6
Industrial sales	53.5	52.3	1.2	2.3
Other retail sales, including unbilled revenue	(32.3)	(31.6)	(0.7)	(2.2)
Total retail sales	1,006.4	885.1	121.3	13.7
Transportation sales	2.9	4.8	(1.9)	(39.6)
Sales to other utilities and marketers	42.4	46.3	(3.9)	(8.4)
Other	32.5	26.7	5.8	21.7
Total electric operating revenues	$1,084.2	$962.9	$121.3	12.6%

Electric retail sales increased $121.3 million for the six months ended June 30, 2008 compared to the same period in 2007 due primarily to an increase in customer growth and colder average temperatures in the Pacific Northwest during the first half of 2008.  Retail electricity usage increased 482,842 MWh or 4.4% for the six months ended June 30, 2008 compared to the same period in 2007, which resulted in an increase of approximately $43.0 million in electric operating revenue.  The increase was also related to the PCORC rate increase of September 1, 2007 offset by the electric general rate decrease of January 13, 2007 which resulted in an increase of $51.4 million.  During the six month period ended June 30, 2008, the benefits of the Residential and Farm Energy Exchange Benefit credited to customers reduced electric operating revenues by $21.2 million compared to $54.5 million for the same period in 2007.  This credit also reduced power costs by a corresponding amount with no impact on earnings.

The following electric rate changes were approved by the Washington Commission in 2007:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates		Annual Increase (Decrease) in Revenues (Dollars in Millions)
Electric General Rate Case	January 13, 2007	(1.3	) %	$ (22.8)
Power Cost Only Rate Case	September 1, 2007	3.7		64.7

Gas Operating Revenues
The table below sets forth changes in gas operating revenues for PSE for the three months ended June 30, 2008 as compared to the same period in 2007.

(Dollars in Millions) Three Months Ended June 30,	2008	2007	Change	Percent Change
Gas operating revenues:
Residential sales	$144.3	$135.0	$9.3	6.9%
Commercial sales	72.1	72.4	(0.3)	(0.4)
Industrial sales	9.7	10.2	(0.5)	(4.9)
Total retail sales	226.1	217.6	8.5	3.9
Transportation sales	3.4	3.2	0.2	6.3
Other	4.3	4.4	(0.1)	(2.3)
Total gas operating revenues	$233.8	$225.2	$8.6	3.8%

Gas retail sales increased $8.5 million for the three months ended June 30, 2008 as compared to the same period in 2007 due to an increase in gas therm sales of 34.9 million or 16.9% reflecting customer growth and colder average temperatures in the Pacific Northwest which contributed $39.2 million. The increase was negatively impacted by the $31.5 million reduction in gas operating revenues as a result of a 13.0% Purchased Gas Adjustment (PGA) mechanism rate decrease for retail customers effective October 1, 2007.  The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs.  PSE’s gas margin and net income are not affected by changes under the PGA mechanism.
The table below sets forth changes in gas operating revenues for PSE for the six months ended June 30, 2008 compared to the same period in 2007.

(Dollars in Millions) Six Months Ended June 30,	2008	2007	Change	Percent Change
Gas operating revenues:
Residential sales	$438.5	$435.8	$2.7	0.6%
Commercial sales	200.0	207.9	(7.9)	(3.8)
Industrial sales	22.5	32.5	(10.0)	(30.8)
Total retail sales	661.0	676.2	(15.2)	(2.2)
Transportation sales	7.2	6.8	0.4	5.9
Other	8.9	9.2	(0.3)	(3.3)
Total gas operating revenues	$677.1	$692.2	$(15.1)	(2.2)%

Gas retail sales decreased $15.2 million for the six months ended June 30, 2008 compared to the same period in 2007 due to lower PGA mechanism rates and increased customer natural gas usage.  The Washington Commission approved a PGA mechanism rate decrease effective October 1, 2007.  PSE’s gas margin and net income are not affected by changes under the PGA mechanism.  The effects of the PGA mechanism rate decrease of 13.0% were offset by a 2.8% natural gas general rate increase effective January 13, 2007 provided a decrease of $87.0 million in natural gas operating revenues.  The decrease was offset by higher gas sales of 67.8 million therms or 11.0% which increased gas operating revenue by $71.6 million.  A 2.3% increase in natural gas customers and colder than average temperatures contributed to the higher natural gas sales.

The following natural gas rate adjustments were approved by the Washington Commission in 2007:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenues (Dollars in Millions)
Gas General Rate Case	January 13, 2007	2.8%	$ 29.5
Purchased Gas Adjustment	October 1, 2007	(13.0)	(148.1)

Non-Utility Operating Revenues
The table below sets forth changes in non-utility operating revenues for PSE for the six months ended June 30, 2008 as compared to the same period in 2007.

(Dollars in Millions) Six Months Ended June 30,	2008	2007	Change	Percent Change
Non-utility operating revenue	$2.1	$10.0	$(7.9)	(79.0	) %

Non-utility operating revenues decreased $7.9 million for the six months ended June 30, 2008 as compared to the same period in 2007 due to higher property sales during 2007 by PSE’s real estate subsidiary.

Operating Expenses
The table below sets forth significant changes in operating expenses for PSE and its subsidiaries for the three months ended June 30, 2008 as compared to the same period in 2007.

(Dollars in Millions) Three Months Ended June 30,	2008	2007	Change	Percent Change
Purchased electricity	$198.9	$172.8	$26.1	15.1%
Electric generation fuel	32.7	23.7	9.0	38.0
Residential exchange	(20.3)	(17.6)	(2.7)	(15.3)
Purchased gas	137.7	139.1	(1.4)	(1.0)
Unrealized (gain) loss on derivative instruments	(2.4)	1.5	(3.9)	*
Utility operations and maintenance	116.5	98.9	17.6	17.8
Depreciation and amortization	76.3	65.7	10.6	16.1
Conservation amortization	15.5	8.8	6.8	76.1
Taxes other than income taxes	63.7	63.3	0.4	0.6
    _________________
*	Percent change not applicable or meaningful

The table below sets forth significant changes in operating expenses for PSE and its subsidiaries for the six months ended June 30, 2008 compared to the same period in 2007.

(Dollars in Millions) Six Months Ended June 30,	2008	2007	Change	Percent Change
Purchased electricity	$471.7	$454.8	$16.9	3.7%
Electric generation fuel	79.7	49.8	29.9	60.0
Residential exchange credit	(20.3)	(52.0)	31.7	61.0
Purchased gas	413.9	449.7	(35.8)	(8.0)
Unrealized (gain) loss on derivative instruments	(2.3)	(4.3)	2.0	46.5
Utility operations and maintenance	228.6	197.1	31.5	16.0
Non-utility expense and other	1.7	4.6	(2.9)	(63.0)
Depreciation and amortization	151.7	135.4	16.3	12.0
Conservation amortization	28.9	19.1	9.8	51.3
Taxes other than income taxes	158.0	150.4	7.6	5.1

Purchased electricity expenses increased $26.1 million and $16.9 million for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007.  This increase for the three months ended June 30, 2008 was primarily due to an increase in the amount of purchased power, 229,324 MWh or 5.7%.  The increase in purchased power was caused by increased load due to cooler temperatures during the three months ended June 30, 2008 and from lower hydroelectric energy supplies from both company-owned facilities and long term power supply contracts, as well as higher market prices for purchased power.  The lower hydroelectric and Colstrip generation was offset by increased generation from PSE’s wind generation facilities, and combustion turbines (primarily Goldendale and Frederickson).  The additional purchased power resulted in an increase of $8.6 million in purchased electricity expenses.  This increase was also impacted by higher wholesale market prices which caused an increase of $15.7 million and transmission and other power supply expenses of $2.2 million due in part to increased kilowatt hour (kWh) sales to customers.  The increase for the six months ended June 30, 2008 was primarily the result of higher wholesale market prices which contributed $18.6 million offset by a decrease in purchased power of 106,122 MWh or 1.2%, resulting in a decrease of $4.9 million.  The decrease in purchased power is related to increased production from company-owned combustion turbines, wind facilities and thermal generating facilities.  Also contributing to the increase were increased transmission costs and other expenses, which contributed $3.2 million due in part to increased kWh sales to customers.
The July 8, 2008 Columbia Basin Runoff Forecast published by the National Weather Service Northwest River Forecast Center indicated that the total forecasted runoff above Grand Coulee Reservoir for the period January through July 2008 is 97% of normal, which compares to 102% of normal runoff observed for the same period in 2007.
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
Electric generation fuel expense increased $9.0 million and $29.9 million for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007.  The increase for the three months ended June 30, 2008 was due in part to increased generation from Goldendale and Frederickson combustion turbines which contributed $5.3 million and $4.1 million. The increase for the six months ended June 30, 2008 was primarily due to the operations of Goldendale and Frederickson combustion turbines which contributed $22.1 million and $10.0 million in 2008 compared to 2007.
Residential exchange credits associated with the Bonneville Power Administration (BPA) Residential Exchange Program (REP) decreased $2.7 million and increased $31.7 million for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007 as a result of the suspension of the residential and small farm customer electric credit in rates effective June 7, 2007.  The suspension was due to an adverse ruling from the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit) which states that BPA actions in entering into residential exchange settlement agreements with investor owned utilities were not in accordance with the law.  In April 2008, PSE signed an agreement pursuant to which BPA would pay PSE $53.7 million for fiscal year 2008 REP benefits.  Of this amount PSE received approval to pass-through to customers approximately $20.0 million over a one-month period.  The remaining $33.7 million was used to offset PSE’s regulatory asset.  The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue; thus, it has no impact on electric margin or net income.
Purchased gas expenses decreased $1.4 million and $35.8 million for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007 primarily due to a decrease in PGA rates, partially offset by higher customer therm sales.  The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs, and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected gas cost amount in PGA mechanism rates, including accrued interest.  The PGA mechanism payable balance at June 30, 2008 was $26.8 million as compared to $77.9 million at December 31, 2007.  PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances.  A receivable balance in the PGA mechanism reflects an under recovery of market natural gas cost through rates.  A payable balance reflects over recovery of market natural gas cost through rates.
Unrealized gain on derivative instruments increased $3.9 million and decreased $2.0 million for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007.  The increase for the three months ended June 30, 2008 as compared to the same period in 2007 was primarily related to the ineffective portion of a cash flow hedge due to an increase in future wholesale market electric prices as compared to the contract price.  The increase was partially offset by an unrealized loss on a locational exchange power contract.  The decrease for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the reversal in 2007 of the loss reserve and settlement of a physically delivered natural gas supply contract for PSE’s electric generating facilities along with an increase in the loss of a locational exchange power contract.  The decrease was offset by an unrealized gain on the ineffective portion of a cash flow hedge due to increase in future wholesale market electric prices as compared to the contract price.
Utility operations and maintenance expense increased $17.6 million and $31.5 million for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007.  The increase for the three months ended June 30, 2008 was primarily due to an increase of $5.5 million in production operations and maintenance at PSE’s generating facilities, $3.8 million increase in electric transmission and distribution expenses, $3.6 million increase in administrative and general costs, $3.5 million higher gas operations and distribution costs and a $1.3 million increase in customer service costs.  The increase for the six months ended June 30, 2008 was primarily due to $18.5 million in production operations and maintenance at PSE’s generating facilities, $5.8 million increases in gas operations and distribution costs, $3.6 million increase in administrative and general costs, and $2.9 million increase in customer service costs.
Non-utility expense and other decreased $2.9 million for the six months ended June 30, 2008, as compared to the same period in 2007 primarily due to a decrease in PSE’s long-term incentive plan costs.
Depreciation and amortization expense increased $10.5 million and $16.3 million for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007.  These increases include the benefit of the 2007 deferral of Goldendale ownership and operating costs of $5.9 million and $6.9 million for the three and six months ended June 30, 2007, respectively, which, had it not been included, would have resulted in an increase to depreciation and amortization expense of $4.6 million and $9.3 million for the three and six months ended June 30 2008, respectively, as compared to the same periods in 2007.  The Goldendale deferral of ownership and operating costs ceased to be effective September 1, 2007, when PSE was authorized to begin recovering the costs in rates. The increase, excluding Goldendale deferral, was primarily due to placing additional utility plants into service during the last 12 months.
Conservation amortization increased $6.8 million and $9.8 million for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007 due to higher authorized recovery of electric conservation expenditures.  Conservation amortization is a pass-through tariff item with no impact on earnings.
Taxes other than income taxes increased $0.4 million and $7.6 million for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007.  The increase for the three months ended June 30, 2008 was due to increases in revenue-based Washington State excise tax and municipal tax due to increased operating revenue.  Revenue sensitive Washington State excise and municipal taxes have no impact on earnings.  Excluding the impact of revenue sensitive taxes, taxes other than income taxes decreased $5.0 million primarily as a result of truing up 2007 levy rates based on property tax billings.  The increase for the six months ended June 30, 2008 was due to increases in revenue-based Washington State excise tax and municipal tax as a result of increased operating revenues.

Other Income, Other Expenses, Interest Expense and Income Tax Expense
The table below sets forth significant changes in other income, other expenses, interest expense and income tax expense for PSE and its subsidiaries for the three months ended June 30, 2008 as compared to the same period in 2007.

(Dollars in Millions) Three Months Ended June 30,	2008	2007	Change	Percent Change
Other income	$8.1	$6.2	$1.9	30.6%
Other expense	(0.8)	(2.8)	2.0	71.4
Interest charge	(47.0)	(49.6)	2.6	5.2
Income tax expense	(13.3)	(17.7)	4.4	24.9

Other income increased $1.9 million for the three months ended June 30, 2008 as compared to the same period in 2007 primarily due a $0.9 million increase related to Washington Commission Allowance for Funds Used During Construction (AFUDC) and $0.6 million increase due to Washington Commission AFUDC equity.
Other expense decreased $2.0 million for the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to the accrual in 2007 of a recordkeeping violation penalty assessed by the Washington Commission, which is not tax-deductible.
Interest expense decreased $2.6 million due primarily to the decrease in average debt outstanding as a result of the equity issuance in December 2007 and lower average interest rates on outstanding debt.
Income tax expense decreased $4.4 million for the three months ended June 30, 2008 as compared to the same period in 2007 due primarily to a lower effective tax rate as a result of an increased amount of production tax credits.
The table below sets forth significant changes in other income, interest charges and income taxes for PSE and its subsidiaries for the six months ended June 30, 2008 compared to the same period in 2007.

(Dollars in Millions) Six Months Ended June 30,	2008	2007	Change	Percent Change
Other income	$14.9	$11.0	$3.9	35.5%
Other expense	(1.8)	(3.9)	2.1	53.8
Interest charge	(95.8)	(98.8)	3.0	3.0
Income tax expense	(49.0)	(51.7)	2.7	5.2

Other income increased $3.9 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to an increase in Washington Commission AFUDC and an increase in regulatory interest on the Residential Exchange Regulatory Asset.
Other expenses decreased $2.1 million for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to a decrease in non-tax deductible penalties of $2.3 million. The decrease is primarily related to the 2007 recordkeeping violation penalty assessed by the Washington Commission, which is not tax-deductible.
Interest expense decreased $3.0 million due primarily to lower average debt outstanding as a result of the equity issuance in December 2007 and lower average interest rate on outstanding debt.
Income tax expense decreased $2.7 million for the six months ended June 30, 2008 compared to the same period in 2007 due primarily to higher tax credits associated with the production of wind-powered energy.  The production tax credits for the six months ended June 30, 2008 increased $3.7 million compared to the same period in 2007.

Capital Requirements
Contractual Obligations and Commercial Commitments
Puget Energy.  The following are Puget Energy’s aggregate consolidated (including PSE) contractual obligations and commercial commitments as of June 30, 2008:

Puget Energy		Payments Due Per Period
Contractual Obligations (Dollars in Millions)	Total	2008	2009- 2010	2011- 2012	2013 & Thereafter
Long-term debt including interest	$6,283.1	$209.2	$712.8	$520.9	$4,840.2
Short-term debt including interest	286.6	286.6	--	--	--
Mandatorily redeemable preferred stock	1.9	--	--	--	1.9
Service contract obligations	398.0	36.8	128.4	94.5	138.3
Non-cancelable operating leases	162.7	8.3	50.9	25.7	77.8
Fredonia combustion turbines lease [1]	49.5	2.3	7.7	39.5	--
Energy purchase obligations	6,962.0	910.1	2,307.8	1,220.6	2,523.5
Contract initiation payment/collateral requirement	18.5	--	--	18.5	--
Financial hedge obligations	(154.0)	(64.6)	(89.4)	--	--
Purchase obligations	66.1	27.3	22.7	--	16.1
Pension and other benefits funding and payments	40.3	4.5	8.1	8.0	19.7
Other obligations	6.7	6.7	--	--	--
Total contractual cash obligations	$14,121.4	$1,427.2	$3,149.0	$1,927.7	$7,617.5

Puget Energy		Amount of Commitment Expiration Per Period
Commercial Commitments (Dollars in Millions)	Total	2008	2009- 2010	2011- 2012	2013 & Thereafter
Credit agreement - available [2]	$671.0	$--	$--	$671.0	$--
Receivable securitization facility [3]	85.0	--	85.0	--	--
Energy operations letter of credit	7.4	7.4	--	--	--
Total commercial commitments	$763.4	$7.4	$85.0	$671.0	$--
   ________________
[1]	See “Fredonia 3 and 4 Operating Lease” under “Off-Balance Sheet Arrangements” below.
[2]
At June 30, 2008, PSE had available a $500.0 million and a $350.0 million unsecured credit agreements expiring in April 2012.  The credit agreements provide credit support for letters of credit and commercial paper.  At June 30, 2008, PSE had $7.4 million outstanding under four letters of credit and $171.6 million commercial paper outstanding, effectively reducing the available borrowing capacity to $671 million.

[3]
At June 30, 2008, PSE had available a $200.0 million receivables securitization facility that expires in December 2010.  $115.0 million was outstanding under the receivables securitization facility at June 30, 2008 thus leaving $85.0 million available.  The facility allows receivables to be used as collateral to secure short-term loans, not exceeding the lesser of $200.0 million or the borrowing base of eligible receivables, which fluctuate with the seasonality of energy sales to customers.  See “Receivables Securitization Facility” below for further discussion.

Puget Sound Energy.  The following are PSE’s aggregate contractual obligations and commercial commitments as of June 30, 2008:

Puget Sound Energy		Payments Due Per Period
Contractual Obligations (Dollars in Millions)	Total	2008	2009- 2010	2011- 2012	2013 & Thereafter
Long-term debt including interest	$6,283.1	$209.2	$712.8	$520.9	$4,840.2
Short-term debt including interest	311.7	311.7	--	--	--
Mandatorily redeemable preferred stock	1.9	--	--	--	1.9
Service contract obligations	398.0	36.8	128.4	94.5	138.3
Non-cancelable operating leases	162.7	8.3	50.9	25.7	77.8
Fredonia combustion turbines lease [1]	49.5	2.3	7.7	39.5	--
Energy purchase obligations	6,962.0	910.1	2,307.8	1,220.6	2,523.5
Contract initiation payment/collateral requirement	18.5	--	--	18.5	--
Financial hedge obligations	(154.0)	(64.6)	(89.4)	--	--
Purchase obligations	66.1	27.3	22.7	--	16.1
Pension and other benefits funding and payments	40.3	4.5	8.1	8.0	19.7
Other obligations	6.7	6.7	--	--	--
Total contractual cash obligations	$14,146.5	$1,452.3	$3,149.0	$1,927.7	$7,617.5

Puget Sound Energy		Amount of Commitment Expiration Per Period
Commercial Commitments (Dollars in Millions)	Total	2008	2009- 2010	2011- 2012	2013 & Thereafter
Credit agreement - available [2]	$671.0	$--	$--	$671.0	$--
Receivable securitization facility [3]	85.0	--	85.0	--	--
Energy operations letter of credit	7.4	7.4	--	--	--
Total commercial commitments	$763.4	$7.4	$85.0	$671.0	$--
   ________________
[1]	See note 1 under Puget Energy above.
[2]	See note 2 under Puget Energy above.
[3]	See note 3 under Puget Energy above.

Off-Balance Sheet Arrangements
Fredonia 3 and 4 Operating Lease.  PSE leases two combustion turbines for its Fredonia 3 and 4 electric generating facility pursuant to a master operating lease that was amended for this purpose in April 2001.  The lease has a term expiring in 2011, but can be canceled by PSE at any time.  Payments under the lease vary with changes in the London Interbank Offered Rate (LIBOR).  At June 30, 2008, PSE’s outstanding balance under the lease was $46.9 million.  The expected residual value under the lease is the lesser of $37.4 million or 60.0% of the cost of the equipment.  In the event the equipment is sold to a third party upon termination of the lease and the aggregate sales proceeds are less than the unamortized value of the equipment, PSE would be required to pay the lessor contingent rent in an amount equal to the deficiency up to a maximum of 87.0% of the unamortized value of the equipment.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet continuing customer growth and to support reliable energy delivery.  The cash flow construction expenditures, excluding equity AFUDC and customer refundable contributions was $251.3 million for the three months ended June 30, 2008.  The anticipated utility construction expenditures, excluding AFUDC, for 2008, 2009 and 2010 are:

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

Capital Resources
Cash From Operations
Cash generated from operations for the six months ended June 30, 2008 was $507.8 million, which is 179.6% of the $282.8 million cash used for utility construction expenditures and other capital expenditures. For the six months ended June 30, 2007, cash from operations was $345.9 million, which was 87.7% of the $394.2 million cash used for utility construction expenditures and other capital expenditures.
The overall cash generated from operating activities for the six months ended June 30, 2008 increased $161.9 million compared to the same period in 2007.  The increase was primarily the result of lower cash payments of $122.5 million related to accounts payable, cash received in 2008 compared to payments in 2007 related to the REP which contributed $58.1 million and income tax refunds of $42.4 million.  Further, cash from operations increased due to lower cash payments for prepaid expenses of $27.3 million, lower cash payments of $16.2 million related to deferred storm damage costs and $16.0 million recovery in materials and supplies for the six months ended June 30, 2008.  Cash from operations also increased due to $9.8 million collection of energy conservation expenditures.  The increase was partially offset by a reduction of the purchased gas liability in 2008 of $51.1 million as compared to under collection of $81.4 million in 2007, which resulted in a decrease in cash of $132.5 million.  In addition, the increase was offset by a cash receipt of $18.9 million in 2007 from the lease purchase option settlement for the Bellevue offices.

Financing Program
Financing utility construction requirements and operational needs are dependent upon the cost and availability of external funds through capital markets and from financial institutions.  Access to funds depends upon factors such as general economic conditions, regulatory authorizations and policies and Puget Energy’s and PSE’s credit ratings.

Restrictive Covenants
In determining the type and amount of future financing, PSE may be limited by restrictions contained in its electric and natural gas mortgage indentures, restated articles of incorporation and certain loan agreements.  Under the most restrictive tests, at June 30, 2008, PSE could issue:
•
approximately $742.0 million of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $1.2 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2008;

•
approximately $507.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $845.0 million of gas bondable property available for issuance, subject to interest coverage ratio limitations of 1.75 times and 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), which PSE exceeded at June 30, 2008;

•	approximately $1.3 billion of additional preferred stock at an assumed dividend rate of 8.5%; and
•	approximately $771.9 million of unsecured long-term debt.
At June 30, 2008, PSE had approximately $4.8 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.

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

The ratings of Puget Energy and PSE, as of July 25, 2008, were as follows:

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

Credit Agreements.  In March 2007, PSE entered into a five-year, $350.0 million credit agreement with a group of banks.  The agreement is used to support the Company’s energy hedging activities and may also be used to provide letters of credit.  The interest rate on outstanding borrowings is based either on the agent bank’s prime rate or on LIBOR plus a marginal rate related to PSE’s long-term credit rating at the time of borrowing.  PSE pays a commitment fee on any unused portion of the credit agreement also related to long-term credit ratings of PSE.  At June 30, 2008, there were no borrowings or letters of credit outstanding under the credit facility.
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
At June 30, 2008, there was $7.4 million outstanding under four letters of credit and $171.6 million commercial paper outstanding, effectively reducing the available borrowing capacity under the two credit agreements to $671.0 million.

Receivables Securitization Facility.  PSE entered into a five-year Receivable Sales Agreement with PSE Funding, Inc. (PSE Funding), a wholly owned subsidiary, on December 20, 2005.  Pursuant to the Receivables Sales Agreement, PSE sells all of its utility customer accounts receivable and unbilled utility revenues to PSE Funding.  In addition, PSE Funding entered into a Loan and Servicing Agreement with PSE and two banks.  The Loan and Servicing Agreement allows PSE Funding to use the receivables as collateral to secure short-term loans, not exceeding the lesser of $200.0 million or the borrowing base of eligible receivables which fluctuate with the seasonality of energy sales to customers.  All loans from this facility are reported as short-term debt in the financial statements.  The PSE Funding facility expires in December 2010, and is terminable by PSE and PSE Funding upon notice to the banks.  There were $115.0 million in loans that were secured by accounts receivable pledged at June 30, 2008.  The remaining borrowing base of eligible receivables at June 30, 2008 was $85.0 million.

Demand Promissory Note.  On June 1, 2006, PSE entered into an uncommitted revolving credit facility with its parent, Puget Energy, pursuant to a Demand Promissory Note (Note) under which PSE may borrow up to $30.0 million from Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lowest of the weighted-average interest rate of (a) PSE’s outstanding commercial paper interest rate; (b) PSE’s senior unsecured revolving credit facility; or (c) the interest rate available under the receivable securitization facility of PSE Funding, a PSE subsidiary.  At June 30, 2008, the outstanding balance of the Note was $25.0 million.  The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE’s financial statements.

Stock Purchase and Dividend Reinvestment Plan
Puget Energy has a Stock Purchase and Dividend Reinvestment Plan pursuant to which shareholders and other interested investors may invest cash and cash dividends in shares of Puget Energy common stock.  Since new shares of common stock may be purchased directly from Puget Energy, funds received may be used for general corporate purposes.  Puget Energy did not issue common stock under the Stock Purchase and Dividend Reinvestment Plan for the three and six months ended June 30, 2008, as compared to $3.2 million (124,995 shares) and $6.5 million (255,891 shares) for the three and months ended June 30, 2007, respectively.  The proceeds from sales of stock under the Stock Purchase and Dividend Reinvestment Plan are used for general corporate needs.  Pending the outcome of the merger, Puget Energy intends to fund the Stock Purchase and Dividend Reimbursement Plan with shares acquired in the public markets.

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

Other

Regulation and Rates
        On December 3, 2007, PSE filed a general rate case with the Washington Commission which proposed an increase in electric rates of $174.5 million, and in an increase in natural gas rates of $56.8 million, effective November 3, 2008.  PSE requested a weighted cost of capital of 8.6%, or 7.29% after-tax, and a capital structure that included 45.0% common equity with a return on equity of 10.8%.  In July 2008, PSE filed rebuttal testimony and revised its proposed increase in electric rates to $165.2 million and natural gas rates to $55.5 million.  PSE expects an order to be issued by the Washington Commission no later than October 31, 2008.
        In November 2007, the Western Electricity Coordinating Council (WECC) audited PSE’s compliance with electric reliability standards adopted by FERC, the North American Electric Reliability Corporation (NERC) and/or WECC.  Compliance with these standards includes periodic self-certifications of compliance, self-reports of violations after discovery of the violation, spot checks to review self-certifications and external audits that review compliance with designated standards in detail.  The WECC audit team identified four potential violations of the standards that PSE had not previously self-reported.  Several months after the audit, WECC issued a “Notice of Alleged Violations” to PSE, adding details and proposed penalties to the proposed findings.  Under the rules for the process, PSE met with WECC representatives in July to discuss settlement.  PSE is hopeful that all issues concerning the four potential violations will be resolved.  Resolution of reliability standards issues will be an ongoing concern, however, PSE self-reports violations when they are discovered.  Such self-reports could result in settlement of issues or issuances of penalties in the future.
        In May 2007, the Washington Commission Staff alleged that PSE’s natural gas system service provider had violated certain Washington Commission recordkeeping rules.  On April 3, 2008, the Washington Commission issued an order approving a settlement agreement that requires PSE to pay a regulatory penalty of $1.25 million, to establish a quality assurance program to better monitor its subcontractors and to complete an independent audit of natural gas system recordkeeping procedures.

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
On April 10, 2008, the Washington Commission approved PSE’s tariff filing seeking to pass-through the net amount of the benefits under the interim agreements to residential and small farm customers.  The Washington Commission also approved PSE’s request to credit the regulatory asset amount of $33.7 million against the $53.7 million payment and pass-through to customers the remaining amount of approximately $20.0 million.  The accrued carrying charges on the regulatory asset totaling $3.1 million at June 30, 2008 will be addressed in PSE’s pending general rate case (Docket No. UE-072300).

Colstrip Matters
        In May 2003, approximately 50 plaintiffs initiated an action against the owners of Colstrip alleging that (1) seepage from two different wastewater pond areas caused groundwater contamination and threatened to contaminate domestic water wells and the Colstrip water supply pond, and (2) seepage from the Colstrip water supply pond caused structural damage to buildings and toxic mold.  The defendants reached agreement on a global settlement with all plaintiffs on April 29, 2008 and PSE paid its share of the settlement in the amount of $10.7 million in July 2008.  PSE had previously expensed the settlement in the first quarter 2008.  PSE has also filed an accounting petition with the Washington Commission to recover such costs in the future.
        The Minerals Management Service of the United States Department of Interior (MMS) has issued a series of orders to Western Energy Company (WECO) to pay additional taxes and royalties concerning coal WECO sold to the owners of Colstrip 3 & 4, and similar orders have been issued in the administrative appellate process.  The orders assert that additional royalties are owed in connection with payments received by WECO from Colstrip 3 & 4 owners (including PSE) for the construction and operation of a conveyor system that runs several miles from the mine to Colstrip 3 & 4.  The state of Montana has also issued a demand to WECO consistent with the MMS position.  WECO has challenged these orders, and the issue has been on appeal for several years.  WECO has won some points during the appellate process that have reduced the claims; however under applicable law, to pursue the appeals, the principal in dispute cannot be paid, which causes interest to accrue.  Moreover, because the conveyor system continues to be used, the amount in dispute grows.  In the aggregate, the accrued interest plus unasserted claims to bring the amount current could make the total claim (principal plus interest) pertaining to PSE’s 25.0% project share as high as $10.0 million.  PSE and the other Colstrip 3 & 4 owners authorized WECO to make a settlement offer to the Montana Department of Revenue (DOR) and the MMS in Connection with these claims.  PSE recorded a $1.2 million pre-tax loss reserve in the second quarter of 2008 in that regard.

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
Lockyer Case.  In March and April 2008, FERC issued orders establishing procedures for the Lockyer remand.  The orders commence a seller-by-seller inquiry into the transaction reports filed by entities that sold power in California during 2000.  The inquiry is to determine if the transaction reports as filed masked the gathering of more than 20% of the market during the period, by that seller.  PSE is confident that it will not be found to have possessed 20% of any relevant market during any relevant time.  The order also mandates a settlement process before an Administrative Law Judge (ALJ).  FERC staff and the ALJ requested data concerning energy sellers’ transactions, and PSE provided such data to FERC staff.  Settlement talks among various parties continue but PSE cannot predict the ultimate outcome of any negotiations or subsequent process before FERC or the ALJ.
California Receivable and California Refund Proceeding. The California Independent System Operator (CAISO) filed status reports in this matter from time to time, but has yet to report its “who owes what to whom” calculation.

Proceeding Relating to the Bonneville Power Administration
Petitioners in several actions in the Ninth Circuit against BPA asserted that BPA acted contrary to law in entering into or performing or implementing a number of agreements, including the amended settlement agreement (and the May 2004 agreement) between BPA and PSE regarding the REP.  BPA rates used in such agreements between BPA and PSE for determining the amounts of money to be paid to PSE by BPA under such agreements during the period October 1, 2001 through September 30, 2006 were confirmed, approved and allowed to go into effect by the FERC.  Petitioners in several actions in the Ninth Circuit against BPA also asserted that BPA acted contrary to law in adopting or implementing the rates upon which the benefits received or to be received from BPA during the October 1, 2001 through September 30, 2006 period were based.  A number of parties have claimed that the BPA rates proposed or adopted in the BPA rate proceeding to develop BPA rates to be used in the agreements for determining the amounts of money to be paid to PSE by BPA during the period October 1, 2006 through September 30, 2009 are contrary to law and that BPA acted contrary to law or without authority in deciding to enter into, or in entering into or performing or implementing such agreements.  In March 2008, BPA requested FERC to continue a stay of FERC’s review of such rates in light of the reopened rate proceeding described below arising out of the Ninth Circuit litigation.
On May 3, 2007, the Ninth Circuit issued an opinion in Portland Gen. Elec. v. BPA, No. 01-70003, in which proceeding the actions of BPA in entering into settlement agreements regarding the BPA REP with PSE and with other investor-owned utilities were challenged.  In this opinion, the Ninth Circuit granted petitions for review and held the settlement agreements entered into between BPA and the investor-owned utilities being challenged in that proceeding to be inconsistent with statute.  On May 3, 2007, the Ninth Circuit also issued an opinion in Golden Northwest Aluminum v. BPA, No. 03-73426, in which proceeding the petitioners sought review of BPA’s 2002-06 power rates.  In this opinion, the Ninth Circuit granted petitions for review and held that BPA unlawfully shifted onto its preference customers the costs of its settlements with the investor-owned utilities.  On October 5, 2007, petitions for rehearing of these two opinions were denied.  On February 1, 2008, PSE and other utilities filed in the Supreme Court of the United States a petition for a writ of certiorari to review the decisions of the Ninth Circuit, which petition was denied in June 2008.
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

Proceeding Relating to the Proposed Merger
On February 6, 2008, the Company entered into a memorandum of understanding providing for the settlement of the consolidated shareholder lawsuit, subject to customary conditions including completion of appropriate settlement documentation, confirmatory discovery and court approval.  Pursuant to the memorandum of understanding, the Company agreed to include certain additional disclosures in its proxy statement relating to the merger.  The Company does not admit, however, that its prior disclosures were in any way materially misleading or inadequate.  In addition, the Company and the other defendants in the consolidated lawsuit deny the plaintiffs’ allegations of wrongdoing and violation of law in connection with the merger.  The settlement, if completed and approved by the court, will result in dismissal with prejudice and release of all claims of the plaintiffs and settlement class of the Company’s shareholders that were or could have been brought on behalf of the plaintiffs and the settlement class.  In connection with such settlement, the plaintiffs intend to seek a court-approved award of attorneys’ fees and expenses in an amount up to $290,000, which the Company has agreed to pay.  As of June 30, 2008, the Company has a loss reserve of $290,000.

New Accounting Pronouncements
        On September 15, 2006, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which clarifies how companies should use fair value measurements in accordance with GAAP for recognition and disclosure purposes.  SFAS No. 157 establishes a common definition of fair value and a framework for measuring fair value under GAAP, along with expanding disclosures about fair value to eliminate differences in current practice that exist in measuring fair value under the existing accounting standards.  The definition of fair value in SFAS No. 157 retains the notion of exchange price; however, it focuses on the price that would be received to sell the asset or paid to transfer a liability (i.e. an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (i.e. an entrance price).  Under SFAS No. 157, a fair value measure should reflect all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.  To increase consistency and comparability in fair value measures, SFAS No. 157 establishes a three-level fair value hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted market prices in active markets, inputs other than quoted prices with observable market data, and unobservable data (e.g. a company’s own data).
        SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which was January 1, 2008, for the Company.  On February 28, 2008, the FASB issued a final FASB Staff Position (FSP) that partially deferred the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value, except for those that are recognized or disclosed at fair value on an annual or more frequent basis.  The Company adopted SFAS No. 157 on January 1, 2008, prospectively, as required by the Statement, with certain exceptions,  including the initial impact of changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under Emerging Issues Task Force (EITF) 02-3.  On January 1, 2008, the difference between the carrying amounts and the fair values of those instruments originally recorded under guidance in EITF 02-3 was recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  SFAS No. 157 nullified a portion of EITF 02-3.  Under EITF 02-3, the transaction price presumption prohibited recognition of a trading profit at inception of a derivative unless the positive fair value of that derivative was substantially based on quoted prices or a valuation process incorporating observable inputs.  For transactions that did not meet this criterion at inception, trading profits that had been deferred were recognized in the period that inputs to value the derivative became observable or when the contract performed.
        In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141 (R)).  This Statement replaces FASB Statement No. 141, “Business Combinations” and addresses the accounting for all transactions or other events in which an entity obtains control of one or more businesses.  The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer: 1) Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; 2) Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and 3) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect any impact from SFAS No. 141 (R).
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
        In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 163), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  The FASB Board is responsible for identifying the sources of accounting principles and providing entities with a framework for selecting the principles used in the preparation of financial.  The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”, has been criticized because it is directed to the auditor rather than the entity, it is complex and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes that the GAAP hierarchy should be directed to entities because it is the entity that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The Company has reviewed the statement and has assessed there will be no significant impact to the financial statements.
        On June 16, 2008, FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, was issued.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  The Company is currently assessing the financial statement presentation impact of FSP EITF No. 03-6-1.

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

        The following table presents electric derivatives that are designated as cash flow hedges or contracts that do not meet Normal Purchase Normal Sale (NPNS) at June 30, 2008 and December 31, 2007:
Electric Derivatives
(Dollars in Millions)	June 30, 2008	December 31, 2007
Short-term asset	$115.5	$11.1
Long-term asset	143.1	6.6
Total assets	$258.6	$17.7

Short-term liability	$7.2	$9.8
Long-term liability	6.6	--
Total liabilities	$13.8	$9.8

        If it is determined that it is uneconomical to operate PSE’s controlled electric generating facilities in the future period, the fuel supply cash flow hedge relationship is terminated and the hedge is de-designated which results in the unrealized gains and losses associated with the contracts being recorded in the income statement.  As these contracts are settled, the costs are recognized as energy costs and are included as part of the Power Cost Adjustment (PCA) mechanism.
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
The following tables present the impact of changes in the market value of derivative instruments not meeting NPNS or cash flow hedge criteria, and ineffectiveness related to highly effective cash flow hedges, to the Company’s earnings during the three and six months ended June 30, 2008 and June 30, 2007:

(Dollars in Millions) Three Months Ended June 30,	2008	2007	Change
Increase (decrease) in earnings	$ 2.4	$ (1.5)	$ 3.9

(Dollars in Millions) Six Months Ended June 30,	2008	2007	Change
Increase (decrease) in earnings	$ 2.3	$ 4.2	$ (1.9)

        In the first quarter 2007, the Company reversed a loss reserve due to credit worthiness related to a physically delivered natural gas supply contract for electric generation.  The counterparty’s financial outlook had changed and delivery was now probable through the life of the contract which expired June 30, 2008.
        The amount of net unrealized gain (loss), net of tax, related to the Company’s cash flow hedges under SFAS No. 133 consisted of the following at June 30, 2008 and December 31, 2007:

(Dollars in Millions, net of tax)	June 30, 2008	December 31, 2007
Other comprehensive income – unrealized gain (loss)	$ 161.9	$ (3.4)

        The following table presents derivative hedges of natural gas contracts to serve natural gas customers at June 30, 2008 and December 31, 2007:
	Gas Derivatives
(Dollars in Millions)	June 30, 2008	December 31, 2007
Short-term asset	$132.2	$6.0
Long-term asset	56.3	5.3
Total assets	$188.5	$11.3

Short-term liability	$1.4	$17.3
Long-term liability	3.2	--
Total liabilities	$4.6	$17.3

At June 30, 2008, the Company had total assets of $188.6 million and total liabilities of $4.6 million related to hedges of natural gas contracts to serve natural gas customers.  All mark-to-market adjustments relating to the natural gas business have been reclassified to a deferred account in accordance with SFAS No. 71 due to the PGA mechanism.  All increases and decreases in the cost of natural gas supply are passed on to customers with the PGA mechanism.  As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% decrease in the market prices of natural gas and electricity would decrease the fair value of qualifying cash flow hedges by $59.4 million after-tax, with a corresponding impact in comprehensive income and earnings (due to ineffectiveness) of $57.9 million and $1.5 million, respectively, after-tax, and would increase the fair value of those contracts marked-to-market in earnings by $1.2 million after-tax.

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
It is possible that extreme volatility in energy commodity prices could cause the Company to have credit risk exposures with one or more counterparties.  If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss.  However, as of June 30, 2008, approximately 92.0% of the counterparties with transaction amounts outstanding in the Company’s energy portfolio are rated at least investment grade by the major rating agencies.  The Company assesses credit risk internally for counterparties that are not rated.

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
The ending balance in other comprehensive income related to the forward starting swaps and previously settled treasury lock contracts at June 30, 2008 was a net loss of $8.0 million after-tax and accumulated amortization.  All financial hedge contracts of this type are reviewed by senior management and presented to the Securities Pricing Committee of the Board of Directors and are approved prior to execution.

Item 4.              Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008, the end of the period covered by this report.  Based upon that evaluation, the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008, the end of the period covered by this report.  Based upon that evaluation, the Chairman, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II           OTHER INFORMATION

Item 1.              Legal Proceedings

See the section titled “Proceedings Relating to the Western Power Market” under Item 2 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Report on Form 10-Q.  Contingencies arising out of the normal course of the Company’s business exist at June 30, 2008.  The ultimate resolution of these issues in part or in the aggregate is not expected to have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

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
PUGET SOUND ENERGY, INC.

/s/ James W. Eldredge
James W. Eldredge
Vice President, Controller and Chief Accounting Officer

Date: August 4, 2008
Chief accounting officer and officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

The following exhibits are filed herewith:

12.1	Statement setting forth computation of ratios of earnings to fixed charges (2003 through 2007 and 12 months ended June 30, 2008) for Puget Energy.
12.2	Statement setting forth computation of ratios of earnings to fixed charges (2003 through 2007 and 12 months ended June 30, 2008) for PSE.
31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.