Form 10-Q
period 2013-09-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2013-11-08
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
•
Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires and landslides, which can interrupt service and lead to lost revenue, have an adverse impact on PSE's expenses with respect to repair costs, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary expenses;

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenue:
Electric	$477,483	$455,726	$1,553,774	$1,537,764
Gas	120,796	123,984	686,289	767,773
Other	69	(955)	589	347
Total operating revenue	598,348	578,755	2,240,652	2,305,884
Operating expenses:
Energy costs:
Purchased electricity	92,774	85,933	380,360	441,145
Electric generation fuel	76,689	64,798	176,513	154,596
Residential exchange	(13,949)	(14,038)	(51,464)	(52,675)
Purchased gas	45,889	51,311	315,359	381,291
Unrealized (gain) loss on derivative instruments, net	(8,888)	(67,490)	(57,203)	(126,840)
Utility operations and maintenance	129,963	120,386	389,484	376,627
Non-utility expense and other	(1,640)	(54)	(3,592)	738
Depreciation	91,834	85,314	270,314	248,872
Amortization	5,365	16,491	17,542	41,381
Conservation amortization	20,645	20,650	77,220	83,570
Taxes other than income taxes	59,623	62,192	213,260	235,021
Total operating expenses	498,305	425,493	1,727,793	1,783,726
Operating income	100,043	153,262	512,859	522,158
Other income (deductions):
Other income	9,197	6,891	32,052	40,165
Other expense	(1,844)	(2,775)	(4,840)	(8,475)
Non-hedging interest rate derivative (expense) income	(470)	1,512	1,790	(5,258)
Interest charges:
AFUDC	2,338	5,252	10,148	17,234
Interest expense	(94,788)	(96,507)	(299,521)	(299,672)
Income (loss) before income taxes	14,476	67,635	252,488	266,152
Income tax (benefit) expense	5,936	20,943	75,569	73,289
Net income (loss)	$8,540	$46,692	$176,919	$192,863

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$8,540	$46,692	$176,919	$192,863
Other comprehensive income (loss):
Reclassification of net unrealized (gain) loss on interest rate swaps during the period, net of tax of $436, $568, $1,360 and $5,735, respectively	811	1,055	2,526	10,651
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $212, $(672), $(197) and $(784), respectively	393	(1,248)	(367)	(1,457)
Reclassification of net unrealized (gain) loss on energy derivative instruments settled during the period, net of tax of $0, $137, $(57) and $98, respectively	—	255	(107)	182
Other comprehensive income (loss)	1,204	62	2,052	9,376
Comprehensive income (loss)	$9,744	$46,754	$178,971	$202,239

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) ASSETS

	(Unaudited)
	September 30, 2013	December 31, 2012
Utility plant (at original cost, including construction work in progress of $329,303 and $766,035, respectively):
Electric plant	$6,970,492	$6,750,400
Gas plant	2,496,438	2,385,784
Common plant	501,006	487,931
Less: Accumulated depreciation and amortization	(1,285,287)	(1,067,424)
Net utility plant	8,682,649	8,556,691
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	101,754	112,367
Total other property and investments	1,758,267	1,768,880
Current assets:
Cash and cash equivalents	14,033	135,542
Restricted cash	7,765	3,700
Accounts receivable, net of allowance for doubtful accounts of $5,568 and $9,932, respectively	223,707	321,480
Unbilled revenue	127,759	204,359
Materials and supplies, at average cost	88,778	82,353
Fuel and gas inventory, at average cost	85,163	88,953
Unrealized gain on derivative instruments	6,643	6,869
Income taxes	—	4,796
Prepaid expense and other	38,223	13,571
Power contract acquisition adjustment gain	48,649	50,785
Deferred income taxes	26,838	53,437
Total current assets	667,558	965,845
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	139,087	119,844
Power cost adjustment mechanism	—	3,773
Regulatory assets related to power contracts	34,450	37,655
Other regulatory assets	806,747	815,785
Unrealized gain on derivative instruments	6,644	14,814
Power contract acquisition adjustment gain	405,599	456,225
Other	86,820	95,763
Total other long-term and regulatory assets	1,479,347	1,543,859
Total assets	$12,587,821	$12,835,275

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) CAPITALIZATION AND LIABILITIES

	(Unaudited)
	September 30, 2013	December 31, 2012
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Earnings reinvested in the business	257,204	208,100
Accumulated other comprehensive income (loss), net of tax	(30,777)	(32,829)
Total common shareholder’s equity	3,535,384	3,484,228
Long-term debt:
First mortgage bonds and senior notes	3,351,412	3,351,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,699,000	1,834,000
Debt discount and other	(232,579)	(264,072)
Total long-term debt	5,229,693	5,333,200
Total capitalization	8,765,077	8,817,428
Current liabilities:
Accounts payable	238,224	321,755
Short-term debt	129,000	181,000
Current maturities of long-term debt	10,000	13,000
Purchased gas adjustment liability	4,651	32,587
Accrued expenses:
Taxes	75,146	95,623
Salaries and wages	36,850	38,438
Interest	74,314	82,262
Unrealized loss on derivative instruments	102,847	177,519
Power contract acquisition adjustment loss	3,938	3,902
Other	66,966	72,799
Total current liabilities	741,936	1,018,885
Other long-term and regulatory liabilities:
Deferred income taxes	1,330,957	1,261,636
Unrealized loss on derivative instruments	54,950	83,276
Power cost adjustment mechanism	16,489	—
Regulatory liabilities	658,698	600,697
Regulatory liabilities related to power contracts	454,248	507,009
Power contract acquisition adjustment loss	30,512	33,753
Other deferred credits	534,954	512,591
Total other long-term and regulatory liabilities	3,080,808	2,998,962
Commitments and contingencies
Total capitalization and liabilities	$12,587,821	$12,835,275

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$176,919	$192,863
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	270,314	248,872
Amortization	17,542	41,381
Conservation amortization	77,220	83,570
Deferred income taxes and tax credits, net	75,572	69,655
Net unrealized (gain) loss on derivative instruments	(60,120)	(140,078)
Funding of pension liability	(15,300)	(17,100)
Derivative contracts classified as financing activities due to merger	25,976	65,906
AFUDC – Equity	(14,550)	(20,215)
Regulatory assets	(107,379)	(130,537)
Regulatory liabilities	29,401	20,395
Other long-term assets	16,422	6,780
Other long-term liabilities	72,001	59,661
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	172,981	225,224
Materials and supplies	(6,425)	(9,213)
Fuel and gas inventory	2,681	21,847
Income taxes	4,796	5,838
Prepayments and other	(24,749)	(21,104)
Purchased gas adjustment	(27,936)	12,130
Accounts payable	(64,274)	(90,251)
Taxes payable	(20,477)	(21,349)
Accrued expenses and other	(21,353)	21,864
Net cash provided by operating activities	579,262	626,139
Investing activities:
Construction expenditures – excluding equity AFUDC	(450,792)	(570,107)
Proceeds from disposition of assets	108,362	—
Restricted cash	(4,065)	579
Other	(4,912)	(33,617)
Net cash used in investing activities	(351,407)	(603,145)
Financing activities:
Change in short-term debt and leases, net	(57,684)	75,316
Dividends paid	(127,815)	(88,594)
Long-term notes and bonds issued	161,860	1,314,000
Redemption of bonds and notes	(299,860)	(1,273,000)
Derivative contracts classified as financing activities due to merger	(25,976)	(65,906)
Issuance cost of bonds and other	111	(4,567)
Net cash provided by (used in) financing activities	(349,364)	(42,751)
Net increase (decrease) in cash and cash equivalents	(121,509)	(19,757)
Cash and cash equivalents at beginning of period	135,542	37,235
Cash and cash equivalents at end of period	$14,033	$17,478
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$252,202	$242,788
Cash payments (refunds) for income taxes	(4,500)	(1,898)
The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenue:
Electric	$477,483	$455,726	$1,553,774	$1,537,764
Gas	120,796	123,984	686,289	767,773
Other	69	(99)	479	1,203
Total operating revenue	598,348	579,611	2,240,542	2,306,740
Operating expenses:
Energy costs:
Purchased electricity	92,774	85,933	380,360	441,145
Electric generation fuel	76,689	64,798	176,513	154,596
Residential exchange	(13,949)	(14,038)	(51,464)	(52,675)
Purchased gas	45,889	51,311	315,359	381,291
Unrealized (gain) loss on derivative instruments, net	(8,888)	(65,594)	(54,252)	(115,309)
Utility operations and maintenance	129,963	120,386	389,484	376,627
Non-utility expense and other	2,318	2,161	8,439	7,665
Depreciation	91,834	85,314	270,314	248,872
Amortization	5,365	16,491	17,542	41,381
Conservation amortization	20,645	20,650	77,220	83,570
Taxes other than income taxes	59,623	62,192	213,260	235,021
Total operating expenses	502,263	429,604	1,742,775	1,802,184
Operating income (loss)	96,085	150,007	497,767	504,556
Other income (deductions):
Other income	9,197	6,891	32,051	40,153
Other expense	(1,844)	(2,775)	(4,840)	(8,475)
Interest charges:
AFUDC	2,338	5,252	10,148	17,234
Interest expense	(64,614)	(61,524)	(196,363)	(184,595)
Interest expense on parent note	(27)	(34)	(88)	(167)
Income (loss) before income taxes	41,135	97,817	338,675	368,706
Income tax (benefit) expense	14,530	30,949	105,470	108,250
Net income (loss)	$26,605	$66,868	$233,205	$260,456

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$26,605	$66,868	$233,205	$260,456
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,834, $1,313, $4,669 and $3,275, respectively	3,406	2,439	8,671	6,082
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $0, $784, $975 and $3,364 respectively	—	1,456	1,811	6,247
Amortization of treasury interest rate swaps to earnings, net of tax of $43, $43, $128 and $128, respectively	79	79	237	238
Other comprehensive income (loss)	3,485	3,974	10,719	12,567
Comprehensive income (loss)	$30,090	$70,842	$243,924	$273,023

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	(Unaudited)
	September 30, 2013	December 31, 2012
Utility plant (at original cost, including construction work in progress of $329,303 and $766,035, respectively):
Electric plant	$9,232,702	$9,048,356
Gas plant	3,104,751	2,998,188
Common plant	562,067	555,549
Less: Accumulated depreciation and amortization	(4,216,871)	(4,045,402)
Net utility plant	8,682,649	8,556,691
Other property and investments:
Other property and investments	92,923	103,646
Total other property and investments	92,923	103,646
Current assets:
Cash and cash equivalents	13,863	135,530
Restricted cash	7,765	3,700
Accounts receivable, net of allowance for doubtful accounts of $5,568 and $9,932, respectively	223,766	321,685
Unbilled revenue	127,759	204,359
Materials and supplies, at average cost	88,778	82,353
Fuel and gas inventory, at average cost	82,866	85,547
Unrealized gain on derivative instruments	6,643	6,869
Income taxes	—	4,796
Prepaid expense and other	38,162	13,413
Deferred income taxes	41,081	68,015
Total current assets	630,683	926,267
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	138,564	119,279
Power cost adjustment mechanism	—	3,773
Other regulatory assets	806,486	813,171
Unrealized gain on derivative instruments	6,644	14,814
Other	78,459	90,330
Total other long-term and regulatory assets	1,030,153	1,041,367
Total assets	$10,436,408	$10,627,971

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	(Unaudited)
	September 30, 2013	December 31, 2012
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,246,205	3,246,205
Earnings reinvested in the business	228,041	344,280
Accumulated other comprehensive income (loss), net of tax	(176,479)	(187,198)
Total common shareholder’s equity	3,298,626	3,404,146
Long-term debt:
First mortgage bonds and senior notes	3,351,412	3,351,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount	(14)	(14)
Total long-term debt	3,763,258	3,763,258
Total capitalization	7,061,884	7,167,404
Current liabilities:
Accounts payable	238,282	321,952
Short-term debt	129,000	181,000
Short-term note owed to parent	29,598	29,598
Current maturities of long-term debt	10,000	13,000
Purchased gas adjustment liability	4,651	32,587
Accrued expenses:
Taxes	75,146	95,623
Salaries and wages	36,850	38,438
Interest	56,790	55,806
Unrealized loss on derivative instruments	96,245	170,948
Other	66,648	69,882
Total current liabilities	743,210	1,008,834
Other long-term and regulatory liabilities:
Deferred income taxes	1,378,195	1,274,602
Unrealized loss on derivative instruments	46,830	68,323
Power cost adjustment mechanism	16,489	—
Regulatory liabilities	656,098	596,324
Other deferred credits	533,702	512,484
Total other long-term and regulatory liabilities	2,631,314	2,451,733
Commitments and contingencies
Total capitalization and liabilities	$10,436,408	$10,627,971

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$233,205	$260,456
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	270,314	248,872
Amortization	17,542	41,381
Conservation amortization	77,220	83,570
Deferred income taxes and tax credits, net	105,470	104,615
Net unrealized (gain) loss on derivative instruments	(54,252)	(115,309)
Funding of pension liability	(15,300)	(17,100)
AFUDC – Equity	(14,550)	(20,215)
Regulatory assets	(107,379)	(130,537)
Regulatory liabilities	29,401	20,395
Other long-term assets	20,140	9,818
Other long-term liabilities	51,266	45,228
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	173,127	224,397
Materials and supplies	(6,425)	(9,213)
Fuel and gas inventory	2,681	21,847
Income taxes	4,796	5,838
Prepayments and other	(24,749)	(21,104)
Purchased gas adjustment	(27,936)	12,130
Accounts payable	(64,414)	(89,696)
Taxes payable	(20,477)	(21,349)
Accrued expenses and other	(10,427)	(6,233)
Net cash provided by operating activities	639,253	647,791
Investing activities:
Construction expenditures – excluding equity AFUDC	(450,792)	(570,107)
Proceeds from disposition of assets	108,362	—
Restricted cash	(4,065)	579
Other	(4,405)	(12,780)
Net cash used in investing activities	(350,900)	(582,308)
Financing activities:
Change in short-term debt and leases, net	(57,684)	75,316
Dividends paid	(349,444)	(156,989)
Long-term notes and bonds issued	161,860	—
Redemption of bonds and notes	(164,860)	—
Issuance cost of bonds and other	108	1,273
Net cash provided by (used in) financing activities	(410,020)	(80,400)
Net increase (decrease) in cash and cash equivalents	(121,667)	(14,917)
Cash and cash equivalents at beginning of period	135,530	31,010
Cash and cash equivalents at end of period	$13,863	$16,093
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$180,938	$159,950
Cash payments (refunds) for income taxes	(4,500)	(1,898)
The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Basis of Presentation
Puget Energy, Inc. (Puget Energy) is an energy services holding company that owns Puget Sound Energy, Inc. (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region.  Following the merger with Puget Holdings LLC (Puget Holdings) in 2009, Puget Energy is an indirect wholly-owned subsidiary of Puget Holdings.
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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $45.9 million and $174.3 million for the three and nine months ended September 30, 2013, respectively, and $44.0 million and $178.8 million for the three and nine months ended September 30, 2012, respectively.  The Company reports the collection of such taxes on a gross basis in operating revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.
Beginning July 1, 2013, PSE's electric and gas operations contain a revenue decoupling mechanism under which PSE's actual energy delivery revenues related to electric transmission and distribution, gas operations and general administrative costs are compared with authorized revenues allowed under the mechanism. Any differences are deferred to a regulatory asset for under recovery or regulatory liability for over recovery. Revenues associated with power costs under the Power Cost Adjustment (PCA) mechanism and Purchased Gas Adjustment (PGA) rates are excluded from the decoupling mechanism.

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

The amounts on prior period Consolidated Statements of Cash Flows that have been revised are summarized below:

		As Reported			As Revised
Puget Energy	Three Months Ended March 31,	Year Ended December 31,			Three Months Ended March 31,	Year Ended December 31,
(Dollars in Thousands)	2013	2012	2011	2010	2013	2012	2011	2010
Operating Activities:
Regulatory Assets	$(6,411)	$(64,368)	$30,232	$26,198	$(28,953)	$(170,374)	$(64,173)	$(69,528)
Net Cash Provided by Operating Activities	$323,807	$888,691	$1,010,328	$865,949	$301,265	$782,685	$915,923	$770,223
Investing Activities:
Energy Efficiency Expenditures	$(22,542)	$(106,006)	$(94,405)	$(95,726)	$—	$—	$—	$—
Net Cash Used in Investing Activities	$(86,362)	$(798,976)	$(1,076,815)	$(905,767)	$(63,820)	$(692,970)	$(982,410)	$(810,041)

		As Reported			As Revised
Puget Sound Energy	Three Months Ended March 31,	Year Ended December 31,			Three Months Ended March 31,	Year Ended December 31,
(Dollars in Thousands)	2013	2012	2011	2010	2013	2012	2011	2010
Operating Activities:
Regulatory Assets	$(6,411)	$(64,368)	$29,271	$26,198	$(28,953)	$(170,374)	$(65,134)	$(69,528)
Net Cash Provided by Operating Activities	$332,243	$903,888	$903,422	$575,775	$309,701	$797,882	$809,017	$480,049
Investing Activities:
Energy Efficiency Expenditures	$(22,542)	$(106,006)	$(94,405)	$(95,726)	$—	$—	$—	$—
Net Cash Used in Investing Activities	$(86,298)	$(778,075)	$(1,060,588)	$(905,767)	$(63,756)	$(672,069)	$(966,183)	$(810,041)

	As Reported			As Revised
Puget Energy	Three Months Ended March 31,	Six Months Ended June 30,	Nine Months Ended September 30,	Three Months Ended March 31,	Six Months Ended June 30,	Nine Months Ended September 30,
(Dollars in Thousands)	2012	2012	2012	2012	2012	2012
Operating Activities:
Regulatory Assets	$(48,185)	$(61,856)	$(60,434)	$(70,842)	$(110,088)	$(130,537)
Net Cash Provided by Operating Activities	$273,604	$545,857	$696,242	$250,947	$497,625	$626,139
Investing Activities:
Energy Efficiency Expenditures	$(22,657)	$(48,232)	$(70,103)	$—	$—	$—
Net Cash Used in Investing Activities	$(225,955)	$(474,903)	$(673,248)	$(203,298)	$(426,671)	$(603,145)

	As Reported			As Revised
Puget Sound Energy	Three Months Ended March 31,	Six Months Ended June 30,	Nine Months Ended September 30,	Three Months Ended March 31,	Six Months Ended June 30,	Nine Months Ended September 30,
(Dollars in Thousands)	2012	2012	2012	2012	2012	2012
Operating Activities:
Regulatory Assets	$(48,185)	$(61,856)	$(60,434)	$(70,842)	(110,088)	$(130,537)
Net Cash Provided by Operating Activities	$261,229	$566,429	$717,894	$238,572	$518,197	$647,791
Investing Activities:
Energy Efficiency Expenditures	$(22,657)	$(48,232)	$(70,103)	$—	$—	$—
Net Cash Used in Investing Activities	$(211,766)	$(454,128)	$(652,411)	$(189,109)	$(405,896)	$(582,308)

(2)	New Accounting Pronouncements

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
ASU 2011-11, as amended, is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Retrospective application of the disclosures is required for all periods presented within the financial statements.  These disclosure requirements are the only impact on the Company’s consolidated financial statements. The Company adopted the Accounting Standard Update (ASU) requirements as disclosed in Note 3 - Accounting for Derivative Instruments and Hedging Activities.

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

(3)	Accounting for Derivative Instruments and Hedging Activities

PSE employs various energy portfolio optimization strategies, but is not in the business of assuming risk for the purpose of realizing speculative trading revenue. The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the PCA. Therefore, wholesale market transactions and related hedging strategies are focused on reducing costs and risks where feasible thus reducing volatility in costs in the portfolio. In order to manage its exposure to the variability in future cash flows for forecasted energy transactions, PSE utilizes a programmatic hedging strategy which extends out three years. PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into forward physical and financial agreements, floating-for-fixed swap contracts, and commodity call/put options. The forward physical electric contracts are both fixed and variable (at index) while the physical natural gas contracts are variable with investment grade counterparties that do not require collateral calls on the contracts. To fix the price of wholesale electricity and natural gas, PSE may enter into floating-for-fixed swap (financial) contracts with various counterparties. PSE also trades natural gas call and put options. Utilizing options as an additional hedging instrument increases the hedging portfolio's flexibility to react to commodity price fluctuations, as well as creates a commodity price cap for customers, thus protecting rate payers against future price increases.
Due to the merger in 2009, Puget Energy recorded all derivative contracts at fair value as either assets or liabilities. Certain contracts meeting the criteria defined in ASC 815 were subsequently designated as Normal Purchase Normal Sale (NPNS) or cash flow hedges, thereby causing differences in the derivative unrealized gains/losses to be recorded through earnings between Puget Energy and PSE. These differences will occur through March 2015.
The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of September 30, 2013, Puget Energy had two interest rate swap contracts outstanding which extend to January 2017. PSE did not have any outstanding interest rate swap instruments.

The following table presents the volumes, fair values and locations of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy	September 30, 2013			December 31, 2012
(Dollars in Thousands)	Volumes	Assets [1]	Liabilities [2]	Volumes	Assets [1]	Liabilities [2]
Interest rate swap derivatives [3]	$450 million	$—	$14,722	$450 million	$—	$21,524
Electric portfolio derivatives	*	7,844	72,439	*	9,557	131,193
Natural gas derivatives (MMBtus) [4]	457,313,611	5,443	70,636	516,909,006	12,126	108,078
Total derivative contracts		$13,287	$157,797		$21,683	$260,795
Current		$6,643	$102,847		$6,869	$177,519
Long-term		6,644	54,950		14,814	83,276
Total derivative contracts		$13,287	$157,797		$21,683	$260,795
___________

*
Electric portfolio derivatives consist of electric generation fuel of 161,231,611 One Million British Thermal Units (MMBtus) and purchased electricity of 9,891,125 Megawatt Hours (MWhs) at September 30, 2013, and 129,693,200 MMBtus and 10,722,415 MWhs at December 31, 2012.

[1]	Balance sheet location: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet location: Current and Long-term Unrealized loss on derivative instruments.

[3]	Interest rate swap contracts are only held at Puget Energy.

[4]
PSE had a net derivative liability and an offsetting regulatory asset of $65.2 million at September 30, 2013 and $96.0 million at December 31, 2012 related to contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers. All fair value adjustments on derivatives relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the Purchased Gas Adjustment (PGA) mechanism.

For further details regarding the fair value of derivative instruments, see Note 4.

ASU 2013-01 requires disclosure of both gross and net information for recognized derivative assets and liabilities. It is the Company's policy to record all derivative transactions on a gross basis at the contract level, without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: WSPP, Inc. (WSPP) agreements which standardize physical power contracts in the electric industry; International Swaps and Derivatives Association (ISDA) agreements which standardize financial gas and electric contracts; and North American Energy Standards Board (NAESB) agreements which standardize physical gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as right of set-off in the event of counterparty default. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount. The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
At September 30, 2013 (Dollars in Thousands)	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets
Energy Derivative Contracts	$13,287	$—	$13,287	$(8,672)	$—	$4,615
Liabilities
Energy Derivative Contracts	$143,075	$—	$143,075	$(8,672)	$—	$134,403
Interest Rate Swaps [2]	$14,722	$—	$14,722	$—	$—	$14,722

Puget Energy and Puget Sound Energy
At December 31, 2012 (Dollars in Thousands)	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets
Energy Derivative Contracts	$21,683	$—	$21,683	$(14,126)	$—	$7,557
Liabilities
Energy Derivative Contracts	$239,271	$—	$239,271	$(14,126)	$—	$225,145
Interest Rate Swaps [2]	$21,524	$—	$21,524	$—	$—	$21,524
___________

[1]	All Derivative Contract deals are executed under ISDA, NAESB and WSPP Master Netting Agreements with Right of Offset.

[2]	In``terest Rate Swap Contracts are only held at Puget Energy.

The following tables present the effect and locations of the Company's derivatives not designated as hedging instruments, recorded on the statements of income:

Puget Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2013	2012	2013	2012
Interest rate contracts:	Other deductions	$(470)	$1,512	$1,790	$(5,258)
	Interest expense	(3,625)	(7,548)	(4,301)	(26,812)
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net [1]	8,888	67,442	57,203	124,641
	Electric generation fuel	(9,142)	(26,998)	(22,710)	(52,972)
	Purchased electricity	2,281	(22,249)	(32,909)	(107,201)
Total gain (loss) recognized in income on derivatives		$(2,068)	$12,159	$(927)	$(67,602)
___________

[1]
The nine months ended September 30, 2012, differs from the amount stated in the statements of income as it does not include amortization related to contracts that were recorded at fair value at the time of the February 2009 merger and subsequently designated as NPNS of $2.2 million.

Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2013	2012	2013	2012
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net	$8,888	$65,594	$54,252	$115,309
	Electric generation fuel	(9,142)	(26,998)	(22,710)	(52,972)
	Purchased electricity	2,281	(22,249)	(32,909)	(107,202)
Total gain (loss) recognized in income on derivatives		$2,027	$16,347	$(1,367)	$(44,865)

The unrealized gain or loss on derivative contracts is reported in the statement of cash flows under the operating activities section. However, at the time of the merger in 2009, all derivative contracts at Puget Energy were assessed to identify contracts that have a “more than an insignificant” fair value. If the fair value was greater than 10% of the notional value, the contract was deemed as having a financing element. For those contracts, the cash inflows (outflows) are presented in the financing activities section of the statement of cash flows. For the nine months ending September 30, 2013 and 2012, cash outflows related to financing activities of $26.0 million and $65.9 million, respectively, were reported on the Puget Energy statement of cash flows.
For derivative instruments previously designated as cash flow hedges (including both commodity contracts and interest rate swaps), the effective portion of the gain or loss on the derivative was recorded as a component of Other Comprehensive Income (OCI), and then is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings. During the quarter ending September 30, 2013, Puget Energy paid down $80.0 million of the amount outstanding under its revolving senior secured credit facility, bringing the balance down to $299.0 million. As the related forecasted transactions (i.e. future interest payments associated with the debt pay down) are now remote of occurring, Puget Energy reclassified a $0.5 million loss from accumulated OCI into earnings.
Puget Energy and PSE expect $1.5 million and $2.2 million of losses, respectively, in accumulated OCI will be reclassified into earnings within the next twelve months. The Company does not use cash flow hedging for any new transactions and records all mark-to-market adjustments through earnings.

The following tables present the Company's pre-tax gain (loss) of derivatives that were in a previous cash flow hedge relationship, reclassified out of accumulated OCI into income:

Puget Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2013	2012	2013	2012
Interest rate contracts:	Interest expense	$(1,247)	$(1,623)	$(3,886)	$(16,386)
Commodity contracts:
Electric derivatives	Electric generation fuel	—	—	—	100
	Purchased electricity	—	(392)	164	(380)
Total		$(1,247)	$(2,015)	$(3,722)	$(16,666)

Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2013	2012	2013	2012
Interest rate contracts:	Interest expense	$(122)	$(122)	$(366)	$(366)
Commodity contracts:
Electric derivatives	Electric generation fuel	—	—	—	97
	Purchased electricity	—	(2,240)	(2,786)	(9,708)
Total		$(122)	$(2,362)	$(3,152)	$(9,977)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2013, approximately 99.9% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies and 0.1% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are booked as contra accounts to unrealized gain (loss) positions. As of September 30, 2013, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the quarter. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. During the third quarter of 2013, PSE was required to post a $0.3 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.
The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity at September 30, 2013:

Puget Energy and Puget Sound Energy Contingent Feature (Dollars in Thousands)	Fair Value [1] Liability	Posted Collateral	Contingent Collateral
Credit rating [2]	$(37,598)	$—	$37,598
Requested credit for adequate assurance	(31,358)	—	—
Forward value of contract [3]	(168)	—	—
Total	$(69,124)	$—	$37,598
__________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value

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

Financial assets and liabilities measured at fair value are classified in their entirety in the appropriate fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. The Company primarily determines fair value measurements classified as Level 2 or Level 3 using a combination of the income and market valuation approaches. The process of determining the fair values is the responsibility of the derivative accounting department which reports to the Controller and Principal Accounting Officer. Inputs used to estimate the fair value of forwards, swaps and options include market-price curves; contract terms and prices; credit-risk adjustments; and discount factors. Additionally, for options, the Black-Scholes option valuation model and implied market volatility curves are used. Inputs used to estimate fair value in industry-standard models are categorized as Level 2 inputs because substantially all assumptions and inputs are observable in active markets throughout the full term of the instruments. On a daily basis, the Company obtains quoted forward prices for the electric and natural gas market from an independent external pricing service. For interest rate swaps, the Company obtains monthly mark-to-market values from an independent external pricing service for London Interbank Offered Rate (LIBOR) forward rates, which is a significant input. Some of the inputs of the interest rate swap valuations, which are not significant, include the credit standing of the counterparties, assumptions for time value and the impact of the Company's nonperformance risk of its liabilities. Cash equivalents and restricted cash classified as Level 2 fair value instruments consist of special money market funds and premium checking accounts. The Company valued Level 2 cash equivalents and restricted cash using the market approach based on the fair value of underlying investments at reporting date.

The Company considers its electric, natural gas and interest rate swap contracts as Level 2 derivative instruments as such contracts are commonly traded as over-the-counter forwards with indirectly observable price quotes. Management's assessment was based on the trading activity in real-time and forward electric and natural gas markets. Each quarter, the Company confirms the validity of pricing service quoted prices (e.g., Level 2 in the fair value hierarchy) used to value commodity contracts with the actual prices of commodity contracts entered into during the most recent quarter. However, certain energy derivative instruments with maturity dates falling outside the range of observable price quotes are classified as Level 3 in the fair value hierarchy.

Assets and Liabilities with Estimated Fair Value

The following table presents the fair value hierarchy by level, the carrying value for cash, cash equivalents, restricted cash, notes receivable and short-term debt. The carrying values below are representative of fair values due to the short-term nature of these financial instruments.

	Carrying / Fair Value			Carrying / Fair Value
Puget Energy	At September 30, 2013			At December 31, 2012
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and Cash Equivalents	$—	$14,033	$14,033	$105,000	$30,542	$135,542
Restricted Cash	5,305	2,460	7,765	914	2,786	3,700
Notes Receivable and Other	—	52,844	52,844	—	63,802	63,802
Total assets	$5,305	$69,337	$74,642	$105,914	$97,130	$203,044
Liabilities:
Short Term Debt	$129,000	$—	$129,000	$181,000	$—	$181,000
Total liabilities	$129,000	$—	$129,000	$181,000	$—	$181,000

	Carrying / Fair Value			Carrying / Fair Value
Puget Sound Energy	At September 30, 2013			At December 31, 2012
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and Cash Equivalents	$—	$13,863	$13,863	$105,000	$30,530	$135,530
Restricted Cash	5,305	2,460	7,765	914	2,786	3,700
Notes Receivable and Other	—	52,844	52,844	—	63,802	63,802
Total assets	$5,305	$69,167	$74,472	$105,914	$97,118	$203,032
Liabilities:
Short Term Debt	$129,000	$—	$129,000	$181,000	$—	$181,000
Short Term Debt owed to parent	—	29,598	29,598	—	29,598	29,598
Total liabilities	$129,000	$29,598	$158,598	$181,000	$29,598	$210,598

The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company credit spreads as inputs, interpolating to the maturity date of each issue. Carrying values and estimated fair values were as follows:

Puget Energy		September 30, 2013		December 31, 2012
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$258,389	$250,000	$264,842
Long-term debt (fixed-rate), net of discount	2	4,690,693	5,665,300	4,662,200	6,197,179
Long-term debt (variable-rate), net of discount	2	299,000	299,000	434,000	434,000
Total		$5,239,693	$6,222,689	$5,346,200	$6,896,021

Puget Sound Energy		September 30, 2013		December 31, 2012
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$258,389	$250,000	$264,842
Long-term debt (fixed-rate), net of discount	2	3,523,258	4,144,357	3,526,258	4,628,509
Total		$3,773,258	$4,402,746	$3,776,258	$4,893,351

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy. The Company did not have any transfers between Level 2 and Level 1 during the three and nine months ended September 30, 2013 and 2012.

Puget Energy	Fair Value			Fair Value
	At September 30, 2013			At December 31, 2012
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Interest rate derivative instruments	$14,722	$—	$14,722	$21,524	$—	$21,524
Total derivative liabilities	$14,722	$—	$14,722	$21,524	$—	$21,524

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At September 30, 2013			At December 31, 2012
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$2,223	$5,621	$7,844	$1,259	$8,298	$9,557
Natural gas derivative instruments	2,100	3,343	5,443	6,769	5,357	12,126
Total assets	$4,323	$8,964	$13,287	$8,028	$13,655	$21,683
Liabilities:
Electric derivative instruments	$37,699	$34,740	$72,439	$88,971	$42,221	$131,192
Natural gas derivative instruments	64,494	6,142	70,636	101,119	6,960	108,079
Total liabilities	$102,193	$40,882	$143,075	$190,090	$49,181	$239,271

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
Level 3 Roll-Forward Net (Liability)	2013			2012
(Dollars in Thousands)	Electric	Gas	Total	Electric	Gas	Total
Balance at beginning of period	$(36,899)	$(2,873)	$(39,772)	$(80,453)	$(2,819)	$(83,272)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [1]	(392)	—	(392)	5,332	—	5,332
Included in regulatory assets / liabilities	—	(957)	(957)	—	(183)	(183)
Settlements [3]	(1,270)	466	(804)	11,606	1,102	12,708
Transferred into Level 3	730	—	730	—	—	—
Transferred out of Level 3	8,712	565	9,277	11,831	471	12,302
Balance at end of period	$(29,119)	$(2,799)	$(31,918)	$(51,684)	$(1,429)	$(53,113)

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
Level 3 Roll-Forward Net (Liability)	2013			2012
(Dollars in Thousands)	Electric	Gas	Total	Electric	Gas	Total
Balance at beginning of period	$(33,924)	$(1,602)	$(35,526)	$(90,311)	$(5,041)	$(95,352)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [2]	(11,593)	—	(11,593)	(11,538)	—	(11,538)
Included in regulatory assets / liabilities	—	(967)	(967)	—	(1,470)	(1,470)
Settlements [3]	7,792	(762)	7,030	47,021	1,208	48,229
Transferred into Level 3	(7,799)	—	(7,799)	(55,548)	(297)	(55,845)
Transferred out of Level 3	16,405	532	16,937	58,692	4,171	62,863
Balance at end of period	$(29,119)	$(2,799)	$(31,918)	$(51,684)	$(1,429)	$(53,113)
_________

[1]
Income Statement location: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(0.8) million and $5.1 million for the three months ended September 30, 2013 and 2012, respectively.

[2]
Income Statement location: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(15.0) million and $(7.6) million for the nine months ended September 30, 2013 and 2012, respectively.

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
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. Below are the forward price ranges for the Company's purchased commodity contracts, as of September 30, 2013:

(Dollars in Thousands)
	Fair Value				Range
Derivative Instrument	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$5,621	$34,740	Discounted cash flow	Power Prices	$12.49 per MWh	$42.80 per MWh	$31.03 per MWh
Natural gas	$3,343	$6,142	Discounted cash flow	Natural Gas Prices	$3.53 per MMBtu	$4.54 per MMBtu	$4.15 per MMBtu
__________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At September 30, 2013, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $16.2 million.

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
The valuation was measured using the income approach. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates which are classified as Level 3 within the fair value hierarchy. An insignificant input is the discount rate reflective of PSE's cost of capital used in the valuation. Below are significant unobservable inputs used estimating the long-term power purchase contracts' fair value of $484.1 million on June 30, 2013:

Valuation Technique	Unobservable Input	Low		High		Weighted Average
Discounted cash flow	Power prices	$30.85	per MWh	$65.35	per MWh	$48.47	per MWh
Discounted cash flow	Power contract costs (in thousands)	$389	per year	$6,845	per year	$4,110	per year

(5)	Retirement Benefits

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
The 2009 merger of Puget Energy with Puget Holdings triggered a new basis of accounting for PSE’s retirement benefit plans in the Puget Energy consolidated financial statements.  Such purchase accounting adjustments associated with the remeasurement of the retirement plans are recorded at Puget Energy.
The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2013 and 2012:

Puget Energy
Three Months Ended September 30,	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$4,822	$4,232	$375	$268	$34	$35
Interest cost	6,188	6,496	511	538	166	188
Expected return on plan assets	(9,774)	(9,051)	—	—	(109)	(109)
Amortization of prior service cost	(495)	(495)	(4)	—	—	—
Amortization of net loss (gain)	722	192	365	176	17	13
Net periodic benefit cost	$1,463	$1,374	$1,247	$982	$108	$127

Puget Energy
Nine Months Ended September 30,	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$14,464	$12,695	$1,123	$805	$100	$105
Interest cost	18,565	19,490	1,534	1,614	498	563
Expected return on plan assets	(29,321)	(27,153)	—	—	(327)	(327)
Amortization of prior service cost	(1,485)	(1,485)	(13)	—	—	—
Amortization of net loss (gain)	2,167	576	1,096	527	52	40
Net periodic benefit cost	$4,390	$4,123	$3,740	$2,946	$323	$381

Puget Sound Energy
Three Months Ended September 30,	Qualified		SERP		Other
	Pension Benefits		Pension Benefits		Benefits
(Dollars in Thousands)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$4,822	$4,232	$375	$268	$34	$35
Interest cost	6,188	6,496	511	538	166	188
Expected return on plan assets	(10,172)	(10,384)	—	—	(109)	(109)
Amortization of prior service cost	(393)	(393)	(4)	74	7	9
Amortization of net loss (gain)	5,153	3,754	548	358	(71)	(61)
Amortization of transition obligation	—	—	—	—	—	12
Net periodic benefit cost	$5,598	$3,705	$1,430	$1,238	$27	$74

Puget Sound Energy
Nine Months Ended September 30,	Qualified		SERP		Other
	Pension Benefits		Pension Benefits		Benefits
(Dollars in Thousands)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$14,464	$12,695	$1,123	$805	$100	$105
Interest cost	18,565	19,490	1,534	1,614	498	563
Expected return on plan assets	(30,514)	(31,150)	—	—	(327)	(327)
Amortization of prior service cost	(1,180)	(1,180)	(13)	220	22	27
Amortization of net loss (gain)	15,459	11,261	1,645	1,074	(213)	(184)
Amortization of transition obligation	—	—	—	—	—	37
Net periodic benefit cost	$16,794	$11,116	$4,289	$3,713	$80	$221

The following table summarizes the Company’s change in benefit obligation for the periods ended September 30, 2013 and December 31, 2012:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
(Dollars in Thousands)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Change in benefit obligation:
Benefit obligation at beginning of period	$616,290	$565,997	$51,795	$48,370	$17,672	$16,436
Service cost	14,464	16,926	1,123	1,073	100	139
Interest cost	18,565	25,986	1,534	2,152	498	751
Amendment	—	—	—	(122)	—	—
Actuarial loss/(gain)	3,436	40,914	—	5,483	(1,055)	1,199
Benefits paid	(34,875)	(33,533)	(5,061)	(5,161)	(1,202)	(1,523)
Medicare part D subsidiary received	—	—	—	—	125	670
Benefit obligation at end of period	$617,880	$616,290	$49,391	$51,795	$16,138	$17,672

The fair value of the Company’s qualified pension plan assets was $585.1 million and $531.2 million at September 30, 2013 and December 31, 2012, respectively.
The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2013 are expected to be at least $20.4 million, $5.0 million and $0.8 million, respectively. During the three months ended September 30, 2013, the Company contributed $5.1 million, $1.9 million, and $0.1 million to fund the qualified pension plan, SERP and the other postretirement plan, respectively. During the nine months ended September 30, 2013, the Company contributed $15.3 million, $5.1 million and $0.8 million to fund the qualified pension plan, SERP and the other postretirement plan, respectively.

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
On July 24, 2013, the Public Counsel Division of the Washington State Attorney General's Office (Public Counsel) and the Industrial Customers of Northwest Utilities (ICNU) each filed a petition in Thurston County Superior Court (the Court) seeking judicial review of various aspects of the Washington Commission's ERF and decoupling mechanism final order. The parties' petition argues that the order violates various procedural and substantive requirements of the Washington Administrative Procedure Act, and so requests that it be vacated and that the matter be remanded to the Washington Commission. Oral arguments regarding this matter are scheduled for May 2014. PSE filed a motion to intervene in the proceedings, which the Court granted.  The Washington Commission filed a motion to dismiss the petitions, which will be heard by the Court on November 8, 2013.
On April 25, 2013, PSE filed revised tariffs seeking to update its Schedule 95 rates for a power cost only rate case (PCORC) to reflect decreases in the Company's overall normalized power supply costs. PSE's initial filing represented a revenue decrease of $0.6 million (an average decrease of approximately 0.03%) for customers. PSE's rebuttal case, filed on August 28, 2013, supported a revenue decrease of $1.0 million (an average decrease of approximately 0.05%) for customers. PSE and all parties to the PCORC filed a settlement agreement supported by joint testimony with the Washington Commission on September 16, 2013. The agreement was intended to settle all issues in the proceeding and called for a revenue decrease of $10.5 million (an average decrease of approximately 0.5%) for customers. This was approved by the Washington Commission on October 23, 2013 and became effective on November 1, 2013.
On September 24, 2013, PSE filed a Purchased Gas Adjustment (PGA) natural gas tariff with the Washington Commission which proposed to reflect changes in wholesale gas and pipeline transportation costs and changes in deferral amortization rates.  The impact of PGA rates is an annual revenue increase of $4.1 million, or 0.4%, with no impact on net operating income.  This was approved by the Washington Commission on October 30, 2013 and became effective on November 1, 2013.

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
In July 2011, the BPA, PSE and a number of other parties entered into a settlement agreement that by its terms, if upheld in its entirety, would resolve the disputes between BPA and PSE regarding REP benefits paid for fiscal years 2002-2011 and determine REP benefits for fiscal years 2012-2028.  In October 2011, certain other parties challenged BPA decisions with regard to its entering into this most recent settlement agreement.   On October 28, 2013, the Ninth Circuit issued an order dismissing this challenge to this settlement; the challenging parties may seek judicial review of this Ninth Circuit opinion. Pending disposition of this challenge, the other pending Ninth Circuit litigation regarding REP benefits has been stayed by the Ninth Circuit.
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

Other Proceedings
The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company has recorded reserves of $1.4 million and $3.4 million relating to these claims as of September 30, 2013 and December 31, 2012, respectively.

(8)	Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) by component for the three and nine months ended September 30, 2013:

Puget Energy	Net unrealized gain (loss) on interest rate swaps	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at June 30, 2013	$(1,307)	$(29,825)	$(849)	$(31,981)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	811	393	—	1,204
Net current-period other comprehensive income (loss)	811	393	—	1,204
Balance at September 30, 2013	$(496)	$(29,432)	$(849)	$(30,777)

Puget Energy	Net unrealized gain (loss) on interest rate swaps	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at December 31, 2012	$(3,022)	$(29,065)	$(742)	$(32,829)
Other comprehensive income (loss) before reclassifications	—	(1,548)	—	(1,548)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2,526	1,181	(107)	3,600
Net current-period other comprehensive income (loss)	2,526	(367)	(107)	2,052
Balance at September 30, 2013	$(496)	$(29,432)	$(849)	$(30,777)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at June 30, 2013	$(170,733)	$(2,765)	$(6,466)	$(179,964)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	3,406	—	79	3,485
Net current-period other comprehensive income (loss)	3,406	—	79	3,485
Balance at September 30, 2013	$(167,327)	$(2,765)	$(6,387)	$(176,479)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at December 31, 2012	$(175,998)	$(4,576)	$(6,624)	$(187,198)
Other comprehensive income (loss) before reclassifications	(1,548)	—	—	(1,548)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10,219	1,811	237	12,267
Net current-period other comprehensive income (loss)	8,671	1,811	237	10,719
Balance at September 30, 2013	$(167,327)	$(2,765)	$(6,387)	$(176,479)

Details about these reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2013 are as follows:

Puget Energy	Three Months Ended
(Dollars in Thousands)	September 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income (loss) is presented
Net unrealized gain (loss) on interest rate swaps:
Interest rate contracts	$(1,247)	Interest expense
	436	Tax (expense) or benefit
	$(811)	Net of Tax
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	499	[1]
Amortization of net gain (loss)	(1,104)	[1]
	(605)	Total before tax
	212	Tax (expense) or benefit
	$(393)	Net of Tax
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: electric derivatives	—	Purchased electricity
	—	Tax (expense) or benefit
	$—	Net of Tax
Total reclassification for the period	$(1,204)	Net of Tax
__________

[1]	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5 for additional details).

Puget Sound Energy	Three Months Ended
(Dollars in Thousands)	September 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income (loss) is presented
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	$390	[1]
Amortization of net gain (loss)	(5,630)	[1]
	(5,240)	Total before tax
	1,834	Tax (expense) or benefit
	$(3,406)	Net of Tax
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: electric derivatives	—	Purchased electricity
	—	Tax (expense) or benefit
	$—	Net of Tax
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	(122)	Interest expense
	43	Tax (expense) or benefit
	$(79)	Net of Tax
Total reclassification for the period	$(3,485)	Net of Tax
__________

[1]	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5 for additional details).

Details about these reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 are as follows:

Puget Energy	Nine Months Ended
(Dollars in Thousands)	September 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income (loss) is presented
Net unrealized gain (loss) on interest rate swaps:
Interest rate contracts	$(3,886)	Interest expense
	1,360	Tax (expense) or benefit
	$(2,526)	Net of Tax
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	1,498	[1]
Amortization of net gain (loss)	(3,315)	[1]
	(1,817)	Total before tax
	636	Tax (expense) or benefit
	$(1,181)	Net of Tax
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: electric derivatives	164	Purchased electricity
	(57)	Tax (expense) or benefit
	107	Net of Tax
Total reclassification for the period	$(3,600)	Net of Tax
__________

[1]	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5 for additional details).

Puget Sound Energy	Nine Months Ended
(Dollars in Thousands)	September 30, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the statement where net income (loss) is presented
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	$1,171	[1]
Amortization of net gain (loss)	(16,891)	[1]
	(15,720)	Total before tax
	5,501	Tax (expense) or benefit
	$(10,219)	Net of Tax
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: electric derivatives	(2,786)	Purchased electricity
	976	Tax (expense) or benefit
	$(1,810)	Net of Tax
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	(366)	Interest expense
	129	Tax (expense) or benefit
	$(237)	Net of Tax
Total reclassification for the period	$(12,266)	Net of Tax
__________

[1]	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 5 for additional details).

(9)	Other

Jefferson County Public Utility District (JPUD). PSE completed the sale of its electric infrastructure assets located in Jefferson County and the transition of electrical services in the county to JPUD on March 31, 2013. The proceeds from the sale exceeded the transferred assets' net carrying value of $46.7 million resulting in a pre-tax gain of approximately $60.0 million. In its 2010 order on the subject, the Washington Commission stated that PSE must file an accounting and ratemaking petition with the Washington Commission to determine how this gain will be allocated between customers and shareholders. As a result, the gain was deferred and recorded as a regulatory liability until the Washington Commission determines the accounting and ratemaking treatment. PSE expects to complete this filing in the fourth quarter of 2013.
For federal income tax purposes, the Company has elected to treat the transaction as an involuntary conversion under the Internal Revenue Code which allows for deferral of the tax gain if PSE acquires qualified replacement property by December 31, 2015. Based on PSE's current construction program projection, it anticipates meeting this requirement through such purchases by that date.
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

Overview

Puget Energy is an energy services holding company and all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. In 2009, Puget Holdings LLC (Puget Holdings) completed its merger with Puget Energy. Puget Holdings is a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, FSS Infrastructure Trust, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation. As a result of the merger, all of Puget Energy's common stock is indirectly owned by Puget Holdings. Puget Energy accounted for the merger as a business combination and all its assets and liabilities were recorded at fair value as of the merger date. PSE's basis of accounting continues to be on a historical basis and PSE's financial statements do not include any purchase accounting adjustments. Puget Energy and PSE are collectively referred to herein as “the Company.”
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
These investments and commitments related to utility infrastructure and customer service may give rise to expenditures, which may not be recovered on a timely basis through the ratemaking process.  Additionally, Washington state law requires PSE to pursue conservation initiatives that promote efficient use of energy. This mandate has traditionally negatively impacted financial performance due to the lost sales margins arising from reduced energy sales. To mitigate the “regulatory lag” and costs associated with conservation initiatives, the Company focused on the following initiatives:

•	Expedited Rate Filing (ERF) to reduce the regulatory lag. This was approved in June 2013 and became effective on July 1, 2013.

•
Decoupling mechanism to allow recovery of costs on electric transmission, distribution, gas operations and general administrative operations on a per-customer basis, rather than on consumption. This was approved in June 2013 and became effective on July 1, 2013.

•	Design of a pipeline integrity program that would accelerate and enhance the safety of the gas system and ultimately reduce costs.

•	Power Cost Only Rate Case to recover the cost of new plants and update power costs. This was approved on October 23, 2013 and became effective on November 1, 2013.
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
For the three and nine months ended September 30, 2013, as compared to the same periods in 2012, PSE's net income was affected primarily by the following factors: (1) an increase in electric margin; (2) implementation of a property tax tracker mechanism which lowered property tax expense by reducing regulatory lag, thus matching expense with revenues; and (3) a decrease in unrealized gain in derivatives instruments for energy contracts.
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

Regulation of PSE Rates and Recovery of PSE Costs. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Utilities and Transportation Commission (Washington Commission). The Washington Commission has traditionally required that these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover year-to-year cost growth, thus rate increases are required. If, in a particular year, PSE's costs are higher than what is currently allowed to be recovered in rates, revenue may not be sufficient to permit PSE to earn its allowed return. In addition, the Washington Commission determines whether expenses and investments are reasonable and prudent in providing electric and natural gas service. If the Washington Commission determines that part of PSE's costs do not meet the standard applied, those costs may be disallowed partially or entirely and not recovered in rates.

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

Expedited Rate Filing (ERF). On February 4, 2013, PSE filed revised tariffs seeking to update its rates established in its base rate proceedings in May 2012 known as an Expedited Rate Filing (ERF). The ERF was limited in scope and rate impact. This filing was primarily intended to establish baseline rates on which the decoupling mechanisms, described below, are proposed to operate. The filing also provided for the collection of property taxes through a property tax tracker mechanism based on cash payments of property tax made by PSE during the year. Any difference between the cash payments and property tax valuation accruals will be deferred and recovered in a property tax tracker.

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
On March 4, 2013, PSE and NWEC, taking this process into account, reached an agreement on certain modifications to the decoupling mechanisms and filed an amended petition and testimony in support of these modifications to the original decoupling proposal. The Washington Commission's regulatory staff (Commission Staff) filed testimony in support of the revised proposal on the same day. Included in the amended decoupling petition was a rate plan that allows PSE an opportunity to earn its authorized rate of return without the need for another general rate case process over the plan period. The rate plan includes predetermined annual increases (K factor) to PSE's allowed electric and gas revenue which are effective January of each year. Under this plan, PSE, with limited exceptions, would be allowed to file its next general rate case no sooner than April 1, 2015 and no later than April 1, 2016 unless agreed to otherwise by the parties. PSE would continue to be authorized to file for rate changes under existing rate mechanisms such as the Power Cost Adjustment (PCA) and Purchased Gas Adjustment (PGA) mechanism, and emergency rate relief during the rate plan period.
PSE's rates related to the cumulative deferred decoupling mechanism accrued by each rate group through the calendar year and effective May 1 in the following year will be subject to a 3.0% “soft cap” on rate increases. Any amount in excess of the soft cap will be added to the decoupling tracker in subsequent rate periods, subject to a 3.0% soft cap on rate increases in the subsequent year. In addition, PSE and the customers would have shared 50.0% each in any earnings in excess of the authorized rate of return of 7.77%. The customers share of the over earnings will be returned to customers over the subsequent 12 month period beginning May 1 of each year.

TransAlta Centralia Agreement. In 2012, PSE executed a power purchase agreement with TransAlta Centralia for the purchase of up to 380 Megawatt (MW) of coal transition power. PSE filed a petition for approval of the TransAlta Centralia agreement and recovery of related acquisition costs. The Washington Commission issued an order granting PSE's petition which contained conditions that left PSE with a level of uncertainty such that it could terminate the contract. PSE subsequently filed a Petition for Reconsideration of the order with the Washington Commission.

Washington Commission Decision. PSE filed a settlement agreement with the Washington Commission on March 22, 2013. The agreement was intended to settle all issues regarding decoupling, the power purchase agreement with TransAlta Centralia and the ERF which included the property tax tracker. The Washington Commission placed these filings under a common procedural schedule. On June 25, 2013, the Washington Commission issued three final orders resolving the amended decoupling petition, the ERF filing and the Petition for Reconsideration. Order No. 6 rejected the multi-party settlement agreement between PSE, NWEC and Commission Staff due to uncertainty regarding the legality of consolidating the three filings. Order No. 7 approved PSE's ERF filing with a small change to its cost of capital from 7.80% to 7.77% to update long term debt costs. This order also approved the property tax tracker discussed above. In addition, Order No. 7 approved the amended decoupling and rate plan filing as filed by PSE and NWEC on March 4, 2013 with the requirement that PSE update the underlying ERF rates for the change in cost of capital, and with the further condition that PSE and the customers will share 50.0% each in earnings in excess of the 7.77% authorized rate of return. Order No. 8 granted PSE's Petition for Reconsideration, clarifying certain portions of the Washington Commission's original order.
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
On July 24, 2013, the Public Counsel Division of the Washington State Attorney General's Office (Public Counsel) and the Industrial Customers of Northwest Utilities (ICNU) each filed a petition in Thurston County Superior Court (the Court) seeking judicial review of various aspects of the Washington Commission's ERF and decoupling mechanism final order. The parties' petition argues that the order violates various procedural and substantive requirements of the Washington Administrative Procedure

Act, and so requests that it be vacated and that the matter be remanded to the Washington Commission. Oral arguments regarding this matter are scheduled for May 2014. PSE filed a motion to intervene in the proceedings, which the Court granted.  The Washington Commission filed a motion to dismiss the petitions, which will be heard by the Court on November 8, 2013.

Electric Rates
PSE has a PCA mechanism that provides for the recovery of power costs from customers or refunding of power cost savings to customers in the event those costs vary from the “power cost baseline” level of power costs. The “power cost baseline” levels are set, in part, based on normalized assumptions about weather and hydroelectric conditions. Excess power costs or power cost savings are apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism.
The graduated scale is as follows:

Annual Power Cost Variability	Customers’ Share	Company’s Share
+/- $20 million	0%	100%
+/- $20 million - $40 million	50	50
+/- $40 million - $120 million	90	10
+/- $120 + million	95	5

PSE had a favorable PCA imbalance for the three and nine months ended September 30, 2013 which was $12.3 million and $51.3 million, respectively, below the “power cost baseline” level, of which $10.7 million and $20.2 million, respectively, was apportioned to customers. This compares to an unfavorable imbalance for the three months ended September 30, 2012 of $18.1 million and a favorable imbalance for nine months ended September 30, 2012 of $39.9 million, respectively, of which $16.3 million and $9.9 million, respectively, was apportioned to customers.

Power Cost Only Rate Case (PCORC). On April 25, 2013, PSE filed revised tariffs seeking to update its Schedule 95 rates for a power cost only rate case to reflect decreases in the Company's overall normalized power supply costs. PSE's initial filing represented a revenue decrease of $0.6 million (an average decrease of approximately 0.03%) for customers. PSE's rebuttal case, filed on August 28, 2013, supported a revenue decrease of $1.0 million (an average decrease of approximately 0.05%) for customers. PSE and all parties to the PCORC filed a settlement agreement supported by joint testimony with the Washington Commission on September 16, 2013. The agreement was intended to settle all issues in the proceeding and called for a revenue decrease of $10.5 million (an average decrease of approximately 0.5%) for customers. This was approved by the Washington Commission on October 23, 2013 and became effective on November 1, 2013.

As discussed above, the Washington Commission approved rate increases related to the recovery of PSE's electric delivery system costs. The following table sets forth the associated electric rate adjustments approved by the Washington Commission and the corresponding impact to PSE's annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenue (Dollars in Millions)
PCORC	November 1, 2013	(0.5)%	$(10.5)
Decoupling Rate Filing	July 1, 2013	1.0	21.4
Expedited Rate Filing	July 1, 2013	1.5	30.7

In addition, PSE will be increasing the allowed delivery revenue per customer under the ERF filing by 3.0% for electric customers on January 1 of each year until the conclusion of PSE's next general rate case.

Natural Gas Rates
PSE has a PGA mechanism in retail natural gas rates to recover variations in natural gas supply and transportation costs. Variations in these natural gas costs are passed through to customers. Therefore, PSE's net income is not affected by such variations. Changes in the PGA rates affect PSE's revenue, but do not impact net income as the changes to revenue are offset by increased or decreased purchased gas and gas transportation costs.

On September 24, 2013, PSE filed a PGA natural gas tariff with the Washington Commission which proposed to reflect changes in wholesale gas and pipeline transportation costs and changes in deferral amortization rates.  The impact of PGA rates is an annual revenue increase of $4.1 million, or 0.4%, with no impact on net operating income.  This was approved by the Washington Commission on October 30, 2013 and became effective on November 1, 2013.
As discussed above, the Washington Commission approved rate increases related to the recovery of PSE's gas delivery system costs. The following table sets forth the associated natural gas rate adjustments, including those for the PGA, that were approved by the Washington Commission and the corresponding impact to PSE's annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Revenue (Dollars in Millions)
Purchased Gas Adjustment	November 1, 2013	0.4%	$4.1
Decoupling Rate Filing	July 1, 2013	1.1	10.8
Expedited Rate Filing	July 1, 2013	(0.2)	(2.0)
Purchased Gas Adjustment	November 1, 2012	(7.7)	(77.0)
Gas General Rate Case	May 14, 2012	1.3	13.4

In addition, PSE will be increasing the allowed delivery revenue per customer under the ERF filing by 2.2% for natural gas customers on January 1 of each year until the conclusion of PSE's next general rate case.

Weather Conditions. Weather conditions in PSE's service territory have a significant impact on customer energy usage, affecting PSE's billed revenue and energy supply expenses. PSE's operating revenue and associated energy supply expenses are not generated evenly throughout the year. While both PSE's electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales, and subsequently higher power costs, during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year. Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult. PSE reported lower usage by its natural gas customers in the nine months ended September 30, 2013, primarily due to Pacific Northwest temperatures being warmer as compared to the same period in the prior year. The actual average temperature during the nine months ended September 30, 2013 was 56.33 degrees, or 2.72 degrees warmer than the same period in the prior year, and 1.55 degrees warmer when compared to the historical average.

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

Customer Demand. PSE expects the number of natural gas customers to grow at rates slightly above the number of electric customers. PSE also expects energy usage by both residential electric and natural gas customers to continue a long-term trend of slow decline primarily due to continued energy efficiency improvements.

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

Other Challenges and Strategies
Energy Supply. As noted in PSE's Integrated Resource Plan (IRP) filed with the Washington Commission, PSE projects that beginning in 2015, its future energy needs will exceed current resources in its supply portfolio.  The IRP identifies reductions in contractual supplies of energy and capacity available under certain long-term power purchase agreements, requiring replacement of supplies to meet projected demands.  Therefore, PSE’s IRP sets forth a multi-part strategy of implementing energy efficiency programs and pursuing additional renewable resources (primarily wind) and additional base load natural gas-fired generation to meet the growing needs of its customers.  If PSE cannot acquire needed energy supply resources at a reasonable cost, it may be required to purchase additional power in the open market at a cost that could, in the absence of regulatory relief, significantly increase its expenses and reduce earnings and cash flows.
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
PSE owns a 25% share of Colstrip Unit 4 coal fired plant in eastern Montana. PSE's share of the unit's net maximum capacity is 185.0 MWs. On July 1, 2013, Colstrip Unit 4 was tripped off-line.  Upon inspection of the unit, significant damage was observed to the generator which will require repairs to the stator, core and rotor. The unit is expected to return to service in the first quarter of 2014.  PSE's share of the estimated costs of repair, which are capital expenditures, would be in the range of $7.0 million to $8.0 million.  The repair costs for the plant are covered by insurance and are subject to PSE's share of the deductible of $0.6 million.  In addition, power costs are projected to increase approximately $13.3 million in 2013 based on the Company's latest estimate. The power costs are subject to the PCA mechanism sharing bands, of which PSE's share of the cost increase is estimated to be $6.7 million.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE's results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
Puget Sound Energy (Dollars in Thousands)	2013	2012	Favorable/ (Unfavorable)	2013	2012	Favorable/ (Unfavorable)
Operating revenue:
Electric
Residential sales	$211,298	$213,475	(1.0)%	$818,483	$827,689	(1.1)%
Commercial sales	213,444	204,874	4.2	627,562	633,699	(1.0)
Industrial sales	29,684	26,994	10.0	79,208	80,851	(2.0)
Other retail sales, including unbilled revenue	5,360	2,034	*	(17,636)	(23,092)	23.6
Total retail sales	459,786	447,377	2.8	1,507,617	1,519,147	(0.8)
Transportation sales	1,965	2,799	(29.8)	6,145	7,723	(20.4)
Sales to other utilities and marketers	15,677	7,564	*	33,819	16,000	*
Decoupling revenue	(3,146)	—	*	(3,146)	—	*
Other	3,201	(2,014)	*	9,339	(5,106)	*
Total electric operating revenue	477,483	455,726	4.8	1,553,774	1,537,764	1.0
Gas
Residential sales	67,727	70,262	(3.6)	442,070	496,698	(11.0)
Commercial sales	38,756	41,812	(7.3)	200,064	226,664	(11.7)
Industrial sales	4,470	5,088	(12.1)	19,475	22,906	(15.0)
Total retail sales	110,953	117,162	(5.3)	661,609	746,268	(11.3)
Transportation sales	4,187	3,731	12.2	12,177	11,404	6.8
Decoupling revenue	2,093	—	*	2,093	—	*
Other	3,563	3,091	15.3	10,410	10,101	3.1
Total gas operating revenue	120,796	123,984	(2.6)	686,289	767,773	(10.6)
Non-utility operating revenue	69	(99)	*	479	1,203	(60.2)
Total operating revenue	598,348	579,611	3.2	2,240,542	2,306,740	(2.9)
Operating expenses:
Energy costs
Purchased electricity	92,774	85,933	(8.0)	380,360	441,145	13.8
Electric generation fuel	76,689	64,798	(18.4)	176,513	154,596	(14.2)
Residential exchange	(13,949)	(14,038)	(0.6)	(51,464)	(52,675)	(2.3)
Purchased gas	45,889	51,311	10.6	315,359	381,291	17.3
Net unrealized (gain) loss on derivative instruments	(8,888)	(65,594)	*	(54,252)	(115,309)	(53.0)
Utility operations and maintenance	129,963	120,386	(8.0)	389,484	376,627	(3.4)
Non-utility expense and other	2,318	2,161	(7.3)	8,439	7,665	(10.1)
Depreciation	91,834	85,314	(7.6)	270,314	248,872	(8.6)
Amortization	5,365	16,491	67.5	17,542	41,381	57.6
Conservation amortization	20,645	20,650	0.0	77,220	83,570	7.6
Taxes other than income taxes	59,623	62,192	4.1	213,260	235,021	9.3
Total operating expenses	502,263	429,604	(16.9)	1,742,775	1,802,184	3.3
Operating income (loss)	96,085	150,007	(35.9)	497,767	504,556	(1.3)
Other income	9,197	6,891	33.5	32,051	40,153	(20.2)
Other expense	(1,844)	(2,775)	33.5	(4,840)	(8,475)	42.9
Interest expense	(62,303)	(56,306)	(10.7)	(186,303)	(167,528)	(11.2)
Income (loss) before income taxes	41,135	97,817	(57.9)	338,675	368,706	(8.1)
Income tax (benefit) expense	14,530	30,949	53.1	105,470	108,250	2.6
Net income (loss)	$26,605	$66,868	(60.2)%	$233,205	$260,456	(10.5)%
__________

*	Not meaningful

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

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE's service territory. The following table displays the details of PSE's electric margin changes:

	Three Months Ended September 30,			Nine Months Ended September 30,
Electric Margin (Dollars in Thousands)	2013	2012	Favorable/ (Unfavorable)	2013	2012	Favorable/ (Unfavorable)
Electric operating revenue:
Residential sales	$211,298	$213,475	(1.0)%	$818,483	$827,689	(1.1)%
Commercial sales	213,444	204,874	4.2	627,562	633,699	(1.0)
Industrial sales	29,684	26,994	10.0	79,208	80,851	(2.0)
Other retail sales, including unbilled revenues	5,360	2,034	*	(17,636)	(23,092)	23.6
Total retail sales	459,786	447,377	2.8	1,507,617	1,519,147	(0.8)
Transportation sales	1,965	2,799	(29.8)	6,145	7,723	(20.4)
Sales to other utilities and marketers	15,677	7,564	*	33,819	16,000	*
Decoupling revenue	(3,146)	—	*	(3,146)	—	*
Other	3,201	(2,014)	*	9,339	(5,106)	*
Total electric operating revenues[1]	477,483	455,726	4.8	1,553,774	1,537,764	1.0
Minus power costs:
Purchased electricity[1]	92,774	85,933	(8.0)	380,360	441,145	13.8
Electric generation fuel[1]	76,689	64,798	(18.4)	176,513	154,596	(14.2)
Residential exchange[1]	(13,949)	(14,038)	(0.6)	(51,464)	(52,675)	(2.3)
Total electric power costs	155,514	136,693	(13.8)	505,409	543,066	6.9
Electric margin[2]	$321,969	$319,033	0.9%	$1,048,365	$994,698	5.4%
______________

*	Not meaningful

[1]	As reported on PSE’s Consolidated Statement of Income.

[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Electric margin increased $2.9 million and $53.7 million, or 0.9% and 5.4%, to $322.0 million and $1,048.4 million from $319.0 million and $994.7 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. Following is a discussion of significant items that impact electric operating revenue and electric energy costs, which are included in electric margin:

Electric Operating Revenue
Electric operating revenues increased $21.8 million, or 4.8%, to $477.5 million from $455.7 million for the three months ended September 30, 2013 as compared to the same period in 2012. The increase in operating revenues was primarily due to higher electric retail sales of $12.4 million, higher sales to other utilities and marketers of $8.1 million, and higher miscellaneous operating revenues of $5.2 million. The increase was partially offset by decoupling revenue over-collection of $3.1 million. These items are discussed in more detail below.
Electric operating revenues increased $16.0 million, or 1.0%, to $1,553.8 million from $1,537.8 million for the nine months ended September 30, 2013, as compared to the same period in 2012. The increase in operating revenues was primarily due to higher sales to other utilities and marketers of $17.8 million, and higher miscellaneous operating revenues of $14.4 million, which was partially offset by lower electric retail sales of $11.5 million. These items are discussed in more detail below.
Electric retail sales increased $12.4 million, or 2.8%, to $459.8 million from $447.4 million for the three months ended September 30, 2013 as compared to the same period in 2012. The increase in electric retail sales was primarily resulting from a revenue increase of $10.9 million due to higher retail electricity usage of 111,846 Megawatt Hours (MWhs), or 2.4% during the three months ended September 30, 2013 as compared to the same period in the prior year. The increase was also driven by a net revenue increase of $1.5 million due to the rate increase primarily related to PSE's expedited rate filing and decoupling rate increase which became effective on July 1, 2013.
Electric retail sales decreased $11.5 million, or 0.8%, to $1,507.6 million from $1,519.1 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily resulting from a revenue decrease of $6.0 million due to lower retail electricity usage of 60,413 MWhs, or 0.4%, as a result of warmer average temperatures in PSE's service territory during the nine months ended September 30, 2013 as compared to the same period in the prior year and the transition of electrical services in Jefferson County to JPUD on March 31, 2013. The decrease was also driven by a net revenue decrease of $5.5 million primarily due to PSE's Federal Incentive Tracker tariff which passes through to customers the benefits of federal income tax incentives with no impact on earnings. The offset is recorded in amortization expense and federal tax expense. The rate decrease was offset by the electric rate increase of 3.2% effective May 14, 2012, the expedited rate filing and the decoupling rate increase of 2.5% which became effective July 1, 2013 and various other pass-through tariff items that have no impact on earnings.
Sales to other utilities and marketers increased $8.1 million, or 107.3%, to $15.7 million from $7.6 million for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily driven by an increase of $6.8 million due to higher wholesale electricity prices for the three months ended September 30, 2013.
Sales to other utilities and marketers increased $17.8 million, or 111.4%, to $33.8 million from of $16.0 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily driven by an increase of $16.7 million due to higher wholesale electricity prices.
Decoupling revenue resulted in an over-collection of $3.1 million for the three and nine months ended September 30, 2013 due to higher actual revenue per electric customer as compared to the allowed amount under the decoupling mechanism effective July 1, 2013. The offset is recorded in a regulatory liability and after all monthly offsets are recognized for the calendar year, the balance in this account will either be a regulatory asset or liability and will be recovered from or passed back to customers through a future rate filing.
Other electric operating revenue increased $5.2 million to $3.2 million from a loss of $2.0 million for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily the result of an increase of $4.7 million due to lower losses on non-core gas sales and an increase of $1.7 million due to higher transmission revenue for the three months ended September 30, 2013.
Other electric operating revenue increased $14.4 million to $9.3 million from a loss of $5.1 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily the result of an increase of $7.5 million due to lower losses on non-core gas sales and an increase of $6.3 million due to higher transmission revenue.
Electric Energy Costs
Purchased electricity expense increased $6.8 million, or 8.0%, to $92.8 million from $85.9 million for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily the result of a $26.9 million increase in the overrecovery of power costs, which is shared with customers in accordance with the PCA mechanism. Also contributing to the increase was an increase of $8.4 million due to a market price offset as it relates to generation plant in the PCA mechanism which provides the customer an offset for the market power purchases built into current rates that will not be incurred during the deferral period. The increase was partially offset by a $30.3 million decrease in long-term firm purchases and market purchases as it was more economical to meet customer demand with PSE's own power generation due to market price fluctuation.

Purchased electricity expense decreased $60.8 million, or 13.8%, to $380.4 million from $441.1 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily the result of an $80.7 million decrease in long-term firm purchases and market purchases. This decrease was partially offset by an increase of $10.2 million due to an increase in the overrecovery of power costs and an increase of $5.8 million due to a market price offset for the nine months ended September 30, 2013 as compared to the same period in 2012.
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
Electric generation fuel expense increased $11.9 million, or 18.4%, to $76.7 million from $64.8 million for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily due to a $13.7 million increase in fuel expense at PSE's combustion turbine facilities primarily resulting from an increase in electric generation at combustion turbine facilities of 1,117,819 MWhs, or 131.2%, for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was offset by a decrease of $1.8 million in fuel expense at PSE's Colstrip facility primarily because Colstrip Unit 4 was shut down for repair and maintenance during the third quarter of 2013. The unit is expected to return to service in the first quarter of 2014.
Electric generation fuel expense increased $21.9 million, or 14.2%, to $176.5 million from $154.6 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily due to a $11.7 million increase in fuel expense at PSE's combustion turbine facilities primarily resulting from an increase in electric generation at combustion turbine facilities of 1,473,109 MWhs, or 73.0%, for the nine months ended September 30, 2013 as compared to the same period in 2012. Also contributing to the increase was a $10.2 million increase in fuel expense at PSE's Colstrip facility primarily due to two coal plants at Colstrip facility that were taken offline in 2012 for maintenance for an extended period and reintroduced into production when it was more economical to generate energy during the nine months ended September 30, 2012.

Natural Gas Margin
Gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE's service territory. The following table displays the details of PSE's natural gas margin:

	Three Months Ended September 30,			Nine Months Ended September 30,
Natural Gas Margin (Dollars in Thousands)	2013	2012	Favorable/ (Unfavorable)	2013	2012	Favorable/ (Unfavorable)
Gas operating revenue:
Residential sales	$67,727	$70,262	(3.6)%	$442,070	$496,698	(11.0)%
Commercial sales	38,756	41,812	(7.3)	200,064	226,664	(11.7)
Industrial sales	4,470	5,088	(12.1)	19,475	22,906	(15.0)
Total retail sales	110,953	117,162	(5.3)	661,609	746,268	(11.3)
Transportation sales	4,187	3,731	12.2	12,177	11,404	6.8
Decoupling revenue	2,093	—	*	2,093	—	*
Other	3,563	3,091	15.3	10,410	10,101	3.1
Total gas operating revenues[1]	120,796	123,984	(2.6)	686,289	767,773	(10.6)
Minus purchased gas costs[1]	45,889	51,311	10.6	315,359	381,291	17.3
Natural gas margin[2]	$74,907	$72,673	3.1%	$370,930	$386,482	(4.0)%
______________

*	Not meaningful

[1]	As reported on PSE's Consolidated Statement of Income.

[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Natural gas margin increased $2.2 million, or 3.1%, to $74.9 million from $72.7 million for the three months ended September 30, 2013 as compared to the same period in 2012. Natural gas margin decreased $15.6 million, or 4.0%, to $370.9 million from $386.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012. Following is a discussion of significant items of gas operating revenue and gas energy costs which are included in gas margin:

Gas Operating Revenue
Gas operating revenues decreased $3.2 million, or 2.6%, to $120.8 million from $124.0 million for three months ended September 30, 2013 as compared to the same period in 2012. The decrease was due primarily to lower natural gas retail sales as discussed in more detail below.
Gas operating revenues decreased $81.5 million, or 10.6%, to $686.3 million from $767.8 million for nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was due primarily to lower natural gas retail sales as discussed in more detail below.
Natural gas retail sales decreased $6.2 million, or 5.3%, to $111.0 million from $117.2 million for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily the result of a net revenue decrease of $8.4 million for the three months ended September 30, 2013 primarily due to the PGA rate decrease of 7.7% effective November 1, 2012. The decrease was offset by a revenue increase of $2.2 million due to higher therm sales of 1.5 million, or 1.9%, for the three months ended September 30, 2013.
Natural gas retail sales decreased $84.7 million, or 11.3%, to $661.6 million from $746.3 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily the result of a revenue decrease of $42.1 million due to lower therm sales of 29.9 million, or 4.8%, for the nine months ended September 30, 2013 primarily due to warmer average temperatures; and a net revenue decrease of $35.7 million for the nine months ended September 30, 2013, which was primarily the result of the PGA rate change. The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs. PSE's net income is not affected by changes under the PGA mechanism.
Also contributing to the decrease for nine months ended September 30, 2013 was a decrease of $6.9 million related to gas conservation revenues as a result of an approved accounting petition authorizing PSE to recover the costs associated with the Company's 2012 gas conservation programs via transfers from amounts deferred for the over-recovery of commodity costs in the Company's PGA commodity account. This had no impact on earnings as conservation expense increased by the same amount.
Decoupling revenue resulted in an under-collection of $2.1 million for the three and nine months ended September 30, 2013 due to lower actual revenue per natural gas customer as compared to the allowed amount under the decoupling mechanism effective July 1, 2013. The offset is recorded in regulatory asset and after all monthly offsets are recognized for the calendar year, the balance in this account will either be a regulatory asset or liability and will be recovered from or passed back to customers through a future rate filing.

Gas Energy Costs
Purchased gas expenses decreased $5.4 million, or 10.6%, to $45.9 million from $51.3 million for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to lower natural gas costs reflected in PGA rates effective November 1, 2012; and was partially offset by an increase in customer usage of 1.9% for the three months ended September 30, 2013 as compared to the same period in 2012.
Purchased gas expenses decreased $65.9 million, or 17.3%, to $315.4 million from $381.3 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to lower natural gas costs reflected in PGA rates effective November 1, 2012. Also contributing to the decrease was a reduction in customer usage of 4.8 % as a result of warmer average temperatures for the nine months ended September 30, 2013 as compared to the same period in 2012.
The PGA mechanism provides the rates used to determine natural gas costs based on customer usage. The rate decrease was the result of decreasing costs of wholesale natural gas. The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or payable, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable balance in the PGA mechanism reflects an underrecovery of natural gas cost through rates. A payable balance reflects overrecovery of natural gas cost through rates. The PGA mechanism payable balance at September 30, 2013 was $4.7 million, which will be reflected on customers' bills through a future PGA rate filing.

Other Operating Expenses
Net unrealized (gain) loss on derivative instruments decreased $56.7 million to $8.9 million from $65.6 million for the three months ended September 30, 2013 as compared to the same period in 2012. The net gain during the three months ended September 30, 2013 was due to gains of $2.3 million and $6.6 million related to PSE's electric and natural gas derivative instruments, respectively. This compares to gains of $27.5 million and $38.1 million related to PSE's electric and natural gas derivative instruments, respectively, during the same period in 2012.
Net unrealized gain on derivative instruments decreased $61.1 million to $54.3 million from $115.3 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The net gain during the nine months ended September 30, 2013 was due to gains of $45.6 million and $8.7 million related to PSE's electric and natural gas derivative instruments, respectively. This compares to gains of $63.5 million and $51.8 million related to PSE's electric and natural gas derivative instruments, respectively, during the same period in 2012.
Utility operations and maintenance expense increased $9.6 million, or 8.0%, to $130.0 million from $120.4 million for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily driven by an increase of $4.3 million in electric transmission and distribution expenses mostly related to storm expenses in September 2013, an increase of $3.2 million in production operations and maintenance expenses, and an increase of $3.1 million in administrative and general expenses for the three months ended September 30, 2013. Partially offsetting the increase was a decrease of $1.2 million in customer service expenses.
Utility operations and maintenance expense increased $12.9 million, or 3.4%, to $389.5 million from $376.6 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily driven by an increase of $7.3 million in administrative and general expenses, an increase of $4.6 million in production operations and maintenance expense, and an increase of $3.2 million in low income program expense for the nine months ended September 30, 2013. Partially offsetting the increase was a decrease of $1.5 million in customer service expenses, and a decrease of $1.0 million in electric transmission and distribution expenses due primarily to the higher expenses during the same period in 2012 related to the January 2012 storm.
Depreciation expense increased $6.5 million and $21.4 million, or 7.6% and 8.6%, to $91.8 million and $270.3 million from $85.3 million and $248.9 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase was primarily due to additional capital expenditures placed into service, net of retirements, such as the Lower Snake River (LSR) wind generation facility which began commercial operations on February 29, 2012, Snoqualmie Falls Plant 2 which returned to service on April 17, 2013, and Baker hydroelectric generating facility which went into service July 25, 2013.
Amortization expense decreased $11.1 million, or 67.5%, to $5.4 million from $16.5 million for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to an increase in regulatory credit related to amortization of Treasury Grants of $9.3 million and deferral of generating plants fixed costs of $4.7 million for the three months ended September 30, 2013 as compared to the same period in 2012. Partially offsetting the decrease was an increase of $3.4 million in computer software system amortization for the three months ended September 30, 2013 related to a new Customer Information System placed in service in April 2013.
Amortization expense decreased $23.8 million, or 57.6%, to $17.5 million from $41.4 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to an increase in regulatory credit related to amortization of Treasury Grant of $28.1 million. Also contributing to the decrease was the deferral of generating plants fixed costs of $10.0 million for the nine months ended September 30, 2013 as compared to the same period in 2012. Partially offsetting the decrease was a decrease of $9.4 million in other regulatory credit and an increase of $4.8 million in computer software system amortization for the nine months ended September 30, 2013 related to a new Customer Information System.
Conservation amortization decreased $6.4 million, or 7.6%, to $77.2 million from $83.6 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to a decrease of $7.4 million in gas conservation amortization for the nine months ended September 30, 2013. During the second quarter of 2012, an approved accounting petition authorized PSE to recover the costs associated with the Company's 2012 gas conservation programs via transfers from amounts deferred for the over-recovery commodity costs in the Company's PGA commodity account. Conservation amortization is a pass-through tariff item with no impact on earnings. The decrease was offset by an increase of $1.0 million in electric conservation amortization for the nine months ended September 30, 2013.
Taxes other than income taxes decreased $2.6 million, or 4.1%, to $59.6 million from $62.2 million for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to a reduction of $8.6 million in property taxes associated with the tracker approved in June 2013 (See discussion in the section entitled "Regulations and Rates"), for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease was partially offset by an increase of $2.9 million in Washington State excise taxes and municipal taxes primarily due to higher electric retail sales of 2.8% for the three months ended September 30, 2013 as compared to the same period in 2012.
Taxes other than income taxes decreased $21.8 million, or 9.3% to $213.3 million from $235.0 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to a reduction of $20.5 million in property taxes associated with the tracker mechanism approved in June 2013, $4.7 million related to Montana property tax settlement, and $3.4 million in Washington State excise taxes and municipal taxes primarily due to lower natural gas retail sales of 11.3% for the nine months ended September 30, 2013 as compared to the same period in 2012.

Other Income and Interest Expense and Income Tax Expense
Other income decreased $8.1 million, or 20.2%, to $32.1 million from $40.2 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to a decrease of $5.7 million in Allowance for Funds Used During Construction
(AFUDC) income mostly related to the decrease in average construction work in process, and a decrease of $3.7 million in regulatory interest income for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was partially offset by an increase of $0.9 million in life insurance gains for the nine months ended September 30, 2013 as compared to the same period in 2012.
Other expense decreased $3.6 million, or 42.9%, to $4.8 million from $8.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to a reduction of $2.4 million related to customer credits resulting from the outages due to the January 2012 winter storm.
Interest expense increased $6.0 million, or 10.7%, to $62.3 million from $56.3 million for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily due to an increase of $3.3 million in interest expense associated with LSR Treasury Grant regulatory liability for the three months ended September 30, 2013. In December 2012, the U.S. Treasury approved a Treasury Grant of $205.3 million related to LSR wind generation project. The Treasury Grant and the interest on its unamortized balance will be passed through to eligible customers as specified in PSE's Federal Incentive Tracker tariff, effective February 1, 2013. Also contributing to the increase was a decrease of $2.9 million related to the debt component of AFUDC for the three months ended September 30, 2013 primarily due to the decrease in average construction work in process. The increase was partially offset by a decrease of $1.0 million in debt issuance cost amortization for the three months ended September 30, 2013 primarily because PSE adjusted its revolving credit facilities in February 2013.
Interest expense increased $18.8 million, or 11.2%, to $186.3 million from $167.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily due to an increase of $13.7 million in interest expense associated with LSR Treasury Grant regulatory liability for the nine months ended September 30, 2013. Also contributing to the increase was a decrease of $7.1 million related to the debt component of AFUDC for the increase primarily due to the decrease in average construction work in process. The increase was partially offset by a decrease of $2.5 million in debt issuance cost amortization for the increase primarily because PSE adjusted its revolving credit facilities in February 2013.
Income tax expense decreased $16.4 million, or 53.1%, to $14.5 million from $30.9 million for the three months ended September 30, 2013 as compared to the same period in 2012, primarily due to lower pre-tax income.
Income tax expense decreased $2.8 million, or 2.6%, to $105.5 million from $108.3 million for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to lower pre-tax income.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Benefit/(Expense) (Dollars in Thousands)	2013	2012	Percent Change	2013	2012	Percent Change
PSE net income	$26,605	$66,868	(60.2)%	$233,205	$260,456	(10.5)%
Other operating revenue	—	(856)	*	111	(856)	*
Net unrealized gain on energy derivative instruments	—	1,895	*	2,952	11,530	(74.4)
Non-utility expense and other	3,958	2,216	78.6	12,029	6,928	73.6
Other income	—	1	*	1	12	(91.7)
Non-hedging interest rate derivative (expense) income	(470)	1,512	*	1,790	(5,258)	*
Interest expense [1]	(30,147)	(34,949)	13.7	(103,070)	(114,910)	10.3
Income tax benefit (expense)	8,594	10,005	(14.1)	29,901	34,961	(14.5)
Puget Energy net income (loss)	$8,540	$46,692	(81.7)%	$176,919	$192,863	(8.3)%
__________

*	Not meaningful

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy's net income for the three months ended September 30, 2013 was $8.5 million with operating revenue of $598.3 million as compared to a net income of $46.7 million with operating revenue of $578.8 million for the same period in 2012. Puget Energy's net income for the nine months ended September 30, 2013 was $176.9 million with operating revenue of $2.2 billion as compared to a net income of $192.9 million with operating revenue of $2.3 billion for the same period in 2012. The following are significant factors that impacted Puget Energy's net income, which are not included in PSE's discussion:

Net unrealized gain on derivative instruments decreased $8.6 million, or 74.4%, to $3.0 million from $11.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012, due to the effects of purchase accounting on derivative contracts in Other Comprehensive Income (OCI) of $6.4 million and the fair value amortization of Normal Purchase Normal Sale (NPNS) derivative contracts of $2.2 million.
Income related to non-utility expense and other increased $5.1 million, or 73.6%, to $12.0 million from $6.9 million for the nine months ended September 30, 2013 as compared to the same period in 2012 due primarily to pension expense.
Income related to non-hedging interest rate derivatives increased $7.1 million to an income of $1.8 million from an expense of $5.3 million for the nine months ended September 30, 2013 as compared to the same period in 2012. Due to swap balance reductions in February and May, 2012, the interest expense decreased by $19.6 million for the nine months ended September 30, 2013. Additionally, mark-to-market gains on non-hedging interest rate derivative decreased by $12.5 million for the nine months ended September 30, 2013.
Interest expense decreased $4.8 million, or 13.7%, to $30.1 million from $34.9 million for the three months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to a decrease of $3.6 million in mark-to-market gains on hedged interest rate swap contracts, and a decrease of $0.6 million in interest expense related to Puget Energy's revolving senior secured credit facility as its balance was reduced by $80.0 million during the three months ended September 30, 2013.
Interest expense decreased $11.8 million, or 10.3%, to $103.1 million from $114.9 million for the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease was primarily due to a decrease of $20.3 million in interest expense related to hedged interest rate swap contracts, a write-off of the unamortized issuance costs of $13.2 million for the three months ended March 31, 2012, related to the retirement of a five-year term loan, a decrease of $4.9 million in interest expense related to Puget Energy's revolving senior secured credit facility as its balance was reduced by $135.0 million during the nine months ended September 30, 2013, and an increase of $2.2 million in mark-to-market gains on hedged interest rate swap contracts. The decrease was partially offset by a write off of the unamortized fair value adjustment and debt issuance cost of $18.0 million related to PSE's Pollution Control Bonds, and an increase of $11.5 million in interest expense related to the senior secured notes of $450.0 million issued on June 15, 2012.
Income tax benefit decreased $5.1 million, or 14.5%, to $29.9 million from $35.0 million for the nine months ended September 30, 2013 as compared to the same period in 2012 due primarily to a lower pre-tax loss.

Capital Requirements
Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual obligations set forth in Part II, Item 7 in Puget Energy's and PSE's combined annual report on Form 10-K for the year ended December 31, 2012.

The following are PSE’s and Puget Energy’s aggregate availability under commercial commitments as of September 30, 2013:

	Amount of Available Commitments Expiration Per Period
Commercial Commitments (Dollars in Thousands)	Total	2013	2014-2015	2016-2017	Thereafter
PSE liquidity facility [1]	$647,000	$—	$—	$—	$647,000
PSE energy hedging facility [1]	349,700	—	—	—	349,700
Inter-company short-term debt [2]	402	402	—	—	—
Total PSE commercial commitments	$997,102	$402	$—	$—	$996,700
Puget Energy revolving credit facility [3]	501,000	—	—	501,000	—
Less: Inter-company short-term debt elimination [2]	(402)	(402)	—	—	—
Total Puget Energy commercial commitments	$1,497,700	$—	$—	$501,000	$996,700
_____________

[1]
As of December 31, 2012, PSE had three credit facilities totaling $1.15 billion and no amount had been drawn. On February 4, 2013, PSE entered into two new credit facilities and terminated its previous three credit facilities. The new credit facilities provide, in aggregate, $1.0 billion of short-term liquidity needs. These facilities consist of a $650.0 million revolving liquidity facility (which includes a liquidity letter of credit facility and a swingline facility) for general corporate purposes, including a backstop to the PSE's commercial paper program and a $350.0 million revolving energy hedging facility (which includes an energy hedging letter of credit facility). The $650.0 million liquidity facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The new credit facilities also have an accordion feature that, upon the banks' approval, would increase the total size of these facilities to $1.5 billion. As of September 30, 2013, no amount was drawn and outstanding under PSE's $650.0 million liquidity facility. One letter of credit totaling $3.0 million in support of contracts was outstanding under the facility, and $129.0 million was outstanding under the commercial paper program. One letter of credit in the amount of $0.3 million was outstanding under PSE's $350.0 million facility supporting energy hedging. Outside of the credit agreements, PSE had a $4.6 million letter of credit in support of a long-term transmission contract.

[2]	As of September 30, 2013, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million of which 29.6 million was drawn.

[3]
Concurrent with the closing of the new PSE credit facilities in February 2013, the Company reduced the size of Puget Energy's credit facility from $1.0 billion to $800.0 million. The Puget Energy revolving senior secured credit facility also has an accordion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. All other terms and conditions of that facility remain unchanged. As of September 30, 2013, $299.0 million was drawn under the $800.0 million Puget Energy revolving senior secured credit facility.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, were $450.8 million for the nine months ended September 30, 2013.  Presently planned utility construction expenditures, excluding AFUDC, are as follows:

Capital Expenditure Projections (Dollars in Thousands)	2013	2014	2015
Total energy delivery, technology and facilities expenditures	$557,927	$514,331	$565,341

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
Snoqualmie Falls.  Under the Snoqualmie Falls hydroelectric facility’s federal operating license granted by the Federal Energy Regulatory Commission (FERC) in 2004 and amended in 2009, PSE is completing a major, three year redevelopment project to upgrade aging energy infrastructure, enhance park and recreation amenities and preserve cultural and historical artifacts.  This project is expected to enable Snoqualmie Falls to continue to produce clean, renewable energy for decades to come.
The substantial upgrades and enhancements to its power-generating infrastructure include new generators, water-intake structures, penstocks and flow-control systems at Plant 1 and Plant 2.  The upgrades have boosted the project’s authorized output from 44 MW to 54 MW.  Plant 2 returned to service on April 17, 2013. Plant 1 returned to service on September 5, 2013.
Baker.  Under the terms of the FERC issued 50-year operating license for the Baker hydroelectric generating facility, PSE has completed several capital projects and is currently undertaking several more, each of which implements various license provisions and upgrades for the 80-year old facility. One of these upgrades includes the addition of 30 MW of generating capacity, which went into service July 25, 2013.

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the nine months ended September 30, 2013 decreased by $8.5 million from $647.8 million generated during the same period in 2012.  The decrease in cash flow was primarily the result of the following:

•	Cash collections from revenues decreased by $51.3 million.

•	A decrease in the purchased gas adjustment of $40.1 million.

•	A decrease in fuel and gas inventory of $19.2 million.

The decrease in cash generated from operating activities in 2013 described above was primarily offset by the following cash increases:

•	In 2013 there was $4.1 million of storm costs compared to approximately $68.8 million of cash outflow for costs incurred related to the January 2012 winter storm of which $58.8 million was deferred for future recovery.

•
Decrease in accounts payable of $25.3 million due to a reduction in non-energy payables and energy payables which were offset by increases in construction payables and unapplied customer accounts payments.

Puget Energy
Cash generated from operations for the nine months ended September 30, 2013 was $579.3 million, a decrease of $46.9 million from the $626.1 million generated during the nine months ended September 30, 2012.  The decrease from cash provided by the operating activities of PSE, as previously discussed, of $8.5 million, plus cash outflow of $35.9 million related to the following:

•	In 2012, the unhedged swap interest expense was $20.8 million compared to $0.5 million in 2013.

•	In 2013, interest expense decreased by $7.9 million compared to an increase in interest expense in 2012 of $7.7 million.

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
The credit agreements for these two replacement credit facilities contain similar terms and conditions and are syndicated among numerous lenders and mature in February 2018. The credit agreements contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments. The credit agreements also contain a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of September 30, 2013, PSE was in compliance with all applicable covenants.
The credit agreements provide PSE with the ability to borrow at different interest rate options. The credit agreements allow PSE to borrow at the bank's prime rate or to make floating rate advances at the London Interbank Offered Rate (LIBOR) plus a spread that is based upon PSE's credit rating. PSE must pay a commitment fee on the unused portion of the credit facilities. The spreads and the commitment fee depend on PSE's credit ratings. As of the date of this report, the spread to the LIBOR is 1.50% and the commitment fee is 0.225%.
As of September 30, 2013, no amount was drawn and outstanding under PSE's $650.0 million liquidity facility. One letter of credit in the amount of $3.0 million in support of contracts was outstanding under the facility, and $129.0 million was outstanding under the commercial paper program. One letter of credit in the amount of $0.3 million was outstanding under PSE's $350.0 million facility supporting energy hedging. Outside of the credit agreements, PSE had a $4.6 million letter of credit in support of a long-term transmission contract.

Demand Promissory Note.
On June 1, 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a Demand Promissory Note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE's outstanding commercial paper interest rate or PSE's senior unsecured revolving credit facility. Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. At September 30, 2013, $29.6 million was outstanding under the Note. The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE's financial statements.

Puget Energy Credit Facilities
On February 10, 2012, Puget Energy entered into a $1.0 billion five-year revolving senior secured credit facility. Concurrent with the closing of the new PSE credit facilities in February 2013, the Company reduced the size of Puget Energy's credit facility from $1.0 billion to $800.0 million. The Puget Energy revolving senior secured credit facility also has an accordion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. All other terms and conditions of that facility remain unchanged from when it was committed in 2012. Initial borrowings under this facility were used to repay debt outstanding under the term loan and capital expenditure credit facility and those agreements were terminated. As a revolving facility, amounts borrowed may be repaid without a reduction in the size of the facility.
The five-year revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains two financial covenants based on the following ratios: Group Funds From Operations (FFO) Coverage Ratio and Maximum Leverage Ratio, as defined in the agreement governing the senior secured credit facility. As of September 30, 2013, Puget Energy was in compliance with all applicable covenants.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of September 30, 2013, $299.0 million was drawn and outstanding under the facility, the spread over LIBOR was 2.0% and the commitment fee was 0.375%. Puget Energy entered into interest rate swap contracts to manage the interest rate risk associated with the credit facility (see Note 3 and the "Interest Rate Risk" section in Item 3).

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE's electric and natural gas mortgage indentures. At September 30, 2013, approximately $400.2 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE's common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission. Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE's corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE's ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3 to one. The common equity ratio, calculated on a regulatory basis, was 47.3% at September 30, 2013 and the EBITDA to interest expense was 4.4 to one for the twelve months then ended.
PSE's ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default, or if the payment of dividends would result in an Event of Default (as defined in the facilities), such as failure to comply with certain financial covenants.
Puget Energy's ability to pay dividends is also limited by the merger order issued by the Washington Commission. Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy's ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2 to one. Puget Energy's EBITDA to interest expense was 2.9 to one for the twelve months ended September 30, 2013.
At September 30, 2013, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE's ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures. Under the most restrictive tests, at September 30, 2013, PSE could issue:

•
Approximately $1.8 billion of additional first mortgage bonds under PSE's electric mortgage indenture based on approximately $2.9 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2013; and

•
Approximately $318.0 million of additional first mortgage bonds under PSE's natural gas mortgage indenture based on approximately $477.9 million of gas bondable property available for issuance, subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at September 30, 2013.

At September 30, 2013, PSE had approximately $6.8 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.
Upon approval of the merger in 2009, the Company was required to refinance its debt in place at the time of the merger. The Company has met this refinancing requirement as of September 30, 2013.

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
In July 2011, the BPA, PSE and a number of other parties entered into a settlement agreement that by its terms, if upheld in its entirety, would resolve the disputes between BPA and PSE regarding REP benefits paid for fiscal years 2002-2011 and determine REP benefits for fiscal years 2012-2028.  In October 2011, certain other parties challenged BPA decisions with regard to its entering into this most recent settlement agreement.  On October 28, 2013, the Ninth Circuit issued an order dismissing this challenge to this settlement; the challenging parties may seek judicial review of this Ninth Circuit opinion. Pending disposition of this challenge, the other pending Ninth Circuit litigation regarding REP benefits has been stayed by the Ninth Circuit.
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

Item 3.                      Quantitative and Qualitative Disclosure about Market Risk

Energy Portfolio Management

Accounting Standards Codification (ASC) 815, “Derivatives and Hedging” (ASC 815), requires a significant amount of disclosure regarding the Company’s derivative activities and the nature of their impact on PSE’s financial position, financial performance and cash flows.  The information in this Item 3 should serve as an accompaniment to Management’s Discussion and Analysis and Note 3 to the consolidated financial statements, included in Item 2 and Part 1 of this report, respectively.
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

The following table presents the fair values of the Company's energy derivative instruments, recorded on the balance sheets:

Puget Energy and Puget Sound Energy
(Dollars in thousands)	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$3,364	$44,480	$3,418	$93,097
Long-term	4,480	27,959	6,139	38,096
Total electric derivatives	$7,844	$72,439	$9,557	$131,193
Natural Gas portfolio:
Current	$3,279	$51,766	$3,451	$77,851
Long-term	2,164	18,870	8,675	30,227
Total natural gas derivatives	$5,443	$70,636	$12,126	$108,078
Total energy derivatives	$13,287	$143,075	$21,683	$239,271

At September 30, 2013, the Company had total assets of $13.3 million and total liabilities of $143.1 million related to derivative contracts used to hedge the supply and cost of electricity and natural gas to serve PSE customers. As the gains and losses in the electric portfolio are realized, they will be recorded as either purchased power costs or electric generation fuel costs under the PCA mechanism. Any fair value adjustments relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the PGA mechanism, which pass the cost of natural gas supply to customers. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative contracts by $43.9 million.
For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI, see Notes 3 and 4 to the consolidated financial statements.

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
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses. Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure. As of September 30, 2013, PSE held approximately $17.4 billion worth of standby letters of credit and parental guarantees in support of various electric and natural gas transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss. As of September 30, 2013, approximately 87.15% of PSE's energy and natural gas portfolio exposure, including NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies, while 12.85% are either rated below investment grade or are not rated by rating agencies. PSE assesses credit risk for counterparties that are not rated.
PSE has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. PSE generally enters into the following master arrangements: WSPP, Inc. (WSPP) agreements which standardize physical power contracts in the electric industry; International Swaps and Derivatives Association (ISDA) agreements which standardize financial gas and electric contracts; and North American Energy Standards Board (NAESB) agreements which standardize physical gas contracts. PSE believes that entering into such agreements reduces the risk of default by allowing a counterparty the ability to make only one net payment.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. The fair value of derivatives includes the impact of credit and non-performance reserves. As of September 30, 2013, the Company was in a net liability position with the majority of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the year. During the third quarter of 2013, PSE was required to post a $0.3 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger collateral requirements with any of its counterparties, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable rate leases and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of September 30, 2013, Puget Energy had two interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
At September 30, 2013, the fair value of the interest rate swaps was a $14.7 million pre-tax loss. This fair value considers the risk of Puget Energy's non-performance by using Puget Energy's incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate. During the quarter ending September 30, 2013, Puget Energy paid down $80.0 million of the balance outstanding under its revolving senior secured credit facility, bringing the balance down to $299.0 million. As the related forecasted transactions (i.e. future interest payments associated with the debt pay down) are now remote of occurring, Puget Energy reclassified a $0.5 million loss from accumulated OCI into earnings.
The ending balance in OCI includes a loss of $0.8 million pre-tax and $0.5 million after tax, related to the interest rate swaps previously designated as a cash flow hedge. Currently, all changes in market value are recorded in earnings instead of OCI. A hypothetical 10% increase or decrease in interest rates would change the fair value of Puget Energy's interest rate swaps by $1.2 million.
The following table presents the fair values of Puget Energy's interest rate swaps, recorded on the balance sheet:

Puget Energy (Dollars in Thousands)	September 30, 2013	December 31, 2012
	Liabilities	Liabilities
Interest rate swaps:
Current	$6,602	$6,571
Long-term	8,120	14,953
Total interest rate swaps	$14,722	$21,524

From time to time, PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance. The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at September 30, 2013 was a net loss of $6.4 million after tax compared to an after-tax loss of $6.6 million in OCI as of December 31, 2012. All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors or a committee of the Board, as applicable, and approved prior to execution. PSE had no treasury locks or forward starting swap contracts outstanding at September 30, 2013.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II                    OTHER INFORMATION

Item 1.                      Legal Proceedings

For details on legal proceedings, see the Litigation footnote in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business existed as of September 30, 2013.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

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

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Michael J. Stranik
Michael J. Stranik Controller and Principal Accounting Officer
Date:	November 7, 2013	Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2008 through 2012 and 12 months ended September 30, 2013).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2008 through 2012 and 12 months ended September 30, 2013).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Financial statements from the quarterly report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2013, filed on November 7, 2013 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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