Form 10-Q
period 2014-03-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2014-05-02
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
BPA	Bonneville Power Administration
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
ERF	Expedited Rate filing
FERC	Federal Energy Regulatory Commission
GAAP	U.S. Generally Accepted Accounting Principles
ICNU	Industrial Customers of Northwest Utilities
IRP	Integrated Resource Plan
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
MMBtus	One Million British Thermal Units
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
Washington Commission	Washington Utilities and Transportation Commission
WSPP	WSPP, Inc.

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

•	The ability to recover costs arising from changes in enacted federal, state or local tax laws in a timely manner;
•	Changes in tax law, related regulations or differing interpretation or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction;
•	Inability to realize deferred tax assets and use production tax credits due to insufficient future taxable income;
•	Inability to manage costs during the rate stay out period through March 31, 2016, due to unforeseen events which would cause increases in costs of operations;
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

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  You are also advised to consult Item 1A - “Risk Factors” in the Company's most recent Annual Report on Form 10-K.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenue:
Electric	$633,553	$614,634
Gas	387,443	384,765
Other	4,379	419
Total operating revenue	1,025,375	999,818
Operating expenses:
Energy costs:
Purchased electricity	181,157	175,043
Electric generation fuel	75,436	59,087
Residential exchange	(30,003)	(22,551)
Purchased gas	191,306	189,983
Unrealized (gain) loss on derivative instruments, net	(7,839)	(75,692)
Utility operations and maintenance	144,076	129,235
Non-utility expense and other	3,422	(994)
Depreciation	91,184	88,178
Amortization	10,535	5,744
Conservation amortization	28,982	34,107
Taxes other than income taxes	100,818	99,943
Total operating expenses	789,074	682,083
Operating income (loss)	236,301	317,735
Other income (deductions):
Other income	4,242	12,012
Other expense	(1,582)	(1,542)
Non-hedged interest rate swap (expense) income	(747)	1,028
Interest charges:
AFUDC	1,153	4,648
Interest expense	(90,255)	(95,816)
Income (loss) before income taxes	149,112	238,065
Income tax (benefit) expense	41,520	70,590
Net income (loss)	$107,592	$167,475

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$107,592	$167,475
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(113) and $186, respectively	(209)	347
Reclassification of net unrealized (gain) loss on energy derivative instruments settled during the period, net of tax of $187 and $(57), respectively	347	(107)
Reclassification of net unrealized (gain) loss on interest rate swaps during the period, net of tax of $50 and $460, respectively	94	854
Other comprehensive income (loss)	232	1,094
Comprehensive income (loss)	$107,824	$168,569

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) ASSETS

	(Unaudited)
	March 31, 2014	December 31, 2013
Utility plant (at original cost, including construction work in progress of $299,952 and $310,318, respectively):
Electric plant	$7,079,136	$7,019,853
Gas plant	2,557,017	2,528,629
Common plant	457,071	504,036
Less: Accumulated depreciation and amortization	(1,401,652)	(1,373,178)
Net utility plant	8,691,572	8,679,340
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	101,572	100,332
Total other property and investments	1,758,085	1,756,845
Current assets:
Cash and cash equivalents	23,581	44,302
Restricted cash	25,437	7,171
Accounts receivable, net of allowance for doubtful accounts of $8,551 and $7,385, respectively	432,641	408,512
Unbilled revenue	167,105	219,884
Materials and supplies, at average cost	87,926	88,140
Fuel and gas inventory, at average cost	31,245	66,717
Unrealized gain on derivative instruments	44,889	18,867
Taxes	149	297
Prepaid expense and other	18,232	18,787
Power contract acquisition adjustment gain	48,243	48,509
Deferred income taxes	77,343	86,004
Total current assets	956,791	1,007,190
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	144,166	146,867
Regulatory assets related to power contracts	32,985	33,753
Other regulatory assets	709,094	749,382
Unrealized gain on derivative instruments	6,820	7,733
Power contract acquisition adjustment gain	380,204	394,556
Other	134,186	130,909
Total other long-term and regulatory assets	1,407,455	1,463,200
Total assets	$12,813,903	$12,906,575

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) CAPITALIZATION AND LIABILITIES

	(Unaudited)
	March 31, 2014	December 31, 2013
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Earnings reinvested in the business	388,518	323,007
Accumulated other comprehensive income (loss), net of tax	47,947	47,715
Total common shareholder’s equity	3,745,422	3,679,679
Long-term debt:
First mortgage bonds and senior notes	3,351,412	3,351,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,699,000	1,699,000
Debt discount and other	(227,013)	(229,796)
Total long-term debt	5,235,259	5,232,476
Total capitalization	8,980,681	8,912,155
Current liabilities:
Accounts payable	288,420	296,681
Short-term debt	—	162,000
Purchased gas adjustment liability	2,859	5,938
Accrued expenses:
Taxes	121,035	109,559
Salaries and wages	28,245	38,491
Interest	74,173	79,303
Unrealized loss on derivative instruments	33,213	48,049
Power contract acquisition adjustment loss	3,889	3,937
Other	84,199	60,335
Total current liabilities	636,033	804,293
Other long-term and regulatory liabilities:
Deferred income taxes	1,517,287	1,487,005
Unrealized loss on derivative instruments	27,444	38,162
Power cost adjustment mechanism	5,394	5,345
Regulatory liabilities	676,750	689,060
Regulatory liabilities related to power contracts	428,447	443,065
Power contract acquisition adjustment loss	29,095	29,816
Other deferred credits	512,772	497,674
Total other long-term and regulatory liabilities	3,197,189	3,190,127
Commitments and contingencies
Total capitalization and liabilities	$12,813,903	$12,906,575

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$107,592	$167,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	91,184	88,178
Amortization	10,535	5,744
Conservation amortization	28,982	34,107
Deferred income taxes and tax credits, net	41,520	70,591
Net unrealized (gain) loss on derivative instruments	(8,793)	(75,937)
Derivative contracts classified as financing activities due to merger	8,026	26,049
AFUDC – Equity	(1,436)	(6,524)
Funding of pension liability	(3,000)	(5,100)
Regulatory assets	(38,240)	(28,953)
Regulatory liabilities	6,407	3,029
Other long-term assets	(5,667)	3,099
Other long-term liabilities	21,532	17,586
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	28,650	31,548
Materials and supplies	214	1,827
Fuel and gas inventory	35,451	27,097
Taxes	148	148
Prepayments and other	539	(3,732)
Purchased gas adjustment	(3,079)	(5,718)
Accounts payable	(13,886)	(47,935)
Taxes payable	11,476	16,746
Accrued expenses and other	(7,621)	(18,060)
Net cash provided by operating activities	310,534	301,265
Investing activities:
Construction expenditures – excluding equity AFUDC	(96,318)	(168,337)
Proceeds from disposition of assets	—	108,166
Restricted cash	(18,266)	599
Other	(4,125)	(4,248)
Net cash used in investing activities	(118,709)	(63,820)
Financing activities:
Change in short-term debt and leases, net	(163,903)	(157,895)
Dividends paid	(42,081)	(42,071)
Redemption of bonds and notes	—	(29,000)
Derivative contracts classified as financing activities due to merger	(8,026)	(26,049)
Issuance cost of bonds and other	1,464	(3,984)
Net cash provided by (used in) financing activities	(212,546)	(258,999)
Net increase (decrease) in cash and cash equivalents	(20,721)	(21,554)
Cash and cash equivalents at beginning of period	44,302	135,542
Cash and cash equivalents at end of period	$23,581	$113,988
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$90,756	$78,346
The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating revenue:
Electric	$633,553	$614,634
Gas	387,443	384,765
Other	4,379	308
Total operating revenue	1,025,375	999,707
Operating expenses:
Energy costs:
Purchased electricity	181,157	175,043
Electric generation fuel	75,436	59,087
Residential exchange	(30,003)	(22,551)
Purchased gas	191,306	189,983
Unrealized (gain) loss on derivative instruments, net	(7,270)	(72,740)
Utility operations and maintenance	144,076	129,235
Non-utility expense and other	6,177	3,091
Depreciation	91,184	88,178
Amortization	10,535	5,744
Conservation amortization	28,982	34,107
Taxes other than income taxes	100,818	99,943
Total operating expenses	792,398	689,120
Operating income (loss)	232,977	310,587
Other income (deductions):
Other income	4,240	12,012
Other expense	(1,582)	(1,542)
Interest charges:
AFUDC	1,153	4,648
Interest expense	(64,137)	(65,977)
Interest expense on parent note	(26)	(29)
Income (loss) before income taxes	172,625	259,699
Income tax (benefit) expense	51,542	79,761
Net income (loss)	$121,083	$179,938

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$121,083	$179,938
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,078 and $1,823, respectively	2,001	3,386
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $386 and $975, respectively	718	1,811
Amortization of treasury interest rate swaps to earnings, net of tax of $43 and $43, respectively	79	79
Other comprehensive income (loss)	2,798	5,276
Comprehensive income (loss)	$123,881	$185,214

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	(Unaudited)
	March 31, 2014	December 31, 2013
Utility plant (at original cost, including construction work in progress of $299,952 and $310,318, respectively):
Electric plant	$9,331,849	$9,276,400
Gas plant	3,162,703	3,134,880
Common plant	498,184	565,072
Less: Accumulated depreciation and amortization	(4,301,164)	(4,297,012)
Net utility plant	8,691,572	8,679,340
Other property and investments:
Other property and investments	93,159	91,919
Total other property and investments	93,159	91,919
Current assets:
Cash and cash equivalents	23,556	44,111
Restricted cash	25,437	7,171
Accounts receivable, net of allowance for doubtful accounts of $8,551 and $7,385, respectively	432,915	408,827
Unbilled revenue	167,105	219,884
Materials and supplies, at average cost	87,926	88,140
Fuel and gas inventory, at average cost	28,463	63,914
Unrealized gain on derivative instruments	44,889	18,867
Taxes	149	297
Prepaid expense and other	18,232	18,770
Deferred income taxes	132,248	141,058
Total current assets	960,920	1,011,039
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	143,628	146,350
Other regulatory assets	709,094	749,382
Unrealized gain on derivative instruments	6,820	7,733
Other	127,202	123,125
Total other long-term and regulatory assets	986,744	1,026,590
Total assets	$10,732,395	$10,808,888

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	(Unaudited)
	March 31, 2014	December 31, 2013
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,246,205	3,246,205
Earnings reinvested in the business	336,401	289,432
Accumulated other comprehensive income (loss), net of tax	(92,941)	(95,739)
Total common shareholder’s equity	3,490,524	3,440,757
Long-term debt:
First mortgage bonds and senior notes	3,351,412	3,351,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount	(14)	(14)
Total long-term debt	3,763,258	3,763,258
Total capitalization	7,253,782	7,204,015
Current liabilities:
Accounts payable	288,415	296,675
Short-term debt	—	162,000
Short-term note owed to parent	29,598	29,598
Purchased gas adjustment liability	2,859	5,938
Accrued expenses:
Taxes	121,035	109,559
Salaries and wages	28,245	38,491
Interest	57,094	55,262
Unrealized loss on derivative instruments	26,461	41,465
Other	84,199	60,334
Total current liabilities	637,906	799,322
Other long-term and regulatory liabilities:
Deferred income taxes	1,626,368	1,584,850
Unrealized loss on derivative instruments	22,070	31,523
Power cost adjustment mechanism	5,394	5,345
Regulatory liabilities	674,103	686,176
Other deferred credits	512,772	497,657
Total other long-term and regulatory liabilities	2,840,707	2,805,551
Commitments and contingencies
Total capitalization and liabilities	$10,732,395	$10,808,888

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$121,083	$179,938
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	91,184	88,178
Amortization	10,535	5,744
Conservation amortization	28,982	34,107
Deferred income taxes and tax credits, net	51,543	79,761
Net unrealized (gain) loss on derivative instruments	(7,270)	(72,740)
AFUDC – Equity	(1,436)	(6,524)
Funding of pension liability	(3,000)	(5,100)
Regulatory assets	(38,240)	(28,953)
Regulatory liabilities	6,407	3,029
Other long-term assets	(3,251)	2,922
Other long-term liabilities	19,275	18,162
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	28,691	31,313
Materials and supplies	214	1,827
Fuel and gas inventory	35,451	27,097
Taxes	148	148
Prepayments and other	539	(3,732)
Purchased gas adjustment	(3,079)	(5,718)
Accounts payable	(13,886)	(47,721)
Taxes payable	11,476	16,746
Accrued expenses and other	(1,276)	(8,783)
Net cash provided by operating activities	334,090	309,701
Investing activities:
Construction expenditures – excluding equity AFUDC	(96,318)	(168,337)
Proceeds from disposition of assets	—	108,166
Restricted cash	(18,266)	599
Other	(3,507)	(4,184)
Net cash used in investing activities	(118,091)	(63,756)
Financing activities:
Change in short-term debt and leases, net	(163,903)	(157,895)
Dividends paid	(74,114)	(105,648)
Issuance cost of bonds and other	1,463	(3,985)
Net cash provided by (used in) financing activities	(236,554)	(267,528)
Net increase (decrease) in cash and cash equivalents	(20,555)	(21,583)
Cash and cash equivalents at beginning of period	44,111	135,530
Cash and cash equivalents at end of period	$23,556	$113,947
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$59,666	$57,646
The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Basis of Presentation
Puget Energy is an energy services holding company that owns PSE.  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region.  Following the merger with Puget Holdings LLC (Puget Holdings) in 2009, Puget Energy is an indirect wholly-owned subsidiary of Puget Holdings.
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
The consolidated financial statements contained in this Form 10-Q are unaudited.  In the respective opinions of the management of Puget Energy and PSE, all adjustments necessary for a fair statement of the results for the interim periods have been reflected and were of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE Annual Report on Form 10-K for the year ended December 31, 2013.
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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $77.9 million and $76.9 million for the three months ended March 31, 2014 and 2013, respectively.  The Company reports the collection of such taxes on a gross basis in operating revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.
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

Statements of Cash Flows
The Company revised its Consolidated Statement of Cash Flows due to an immaterial error. Revisions were made in the second quarter ended June 30, 2013 on the Company's Consolidated Statement of Cash Flows to reflect energy efficiency expenditures as operating cash outflows instead of investing cash outflows. The Company determined energy efficiency expenditures should have been classified as operating activities instead of investing activities. These revisions decreased net cash provided by operating activities and decreased net cash used by investing activities. The revision does not affect the net change in cash and cash equivalents for any of the periods, and has no effect on the Company's Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, and Consolidated Statement of Common Shareholder's Equity. The Company has evaluated the effects of these errors and concluded that none of them are material to any of the Company's previously issued quarterly or annual Financial Statements. Nevertheless, the Company elected to revise the Consolidated Statement of Cash Flows in this report to correct for the effect of these errors and properly reflect the revised values.

The amounts on prior period Consolidated Statements of Cash Flows which have been revised are summarized below:

	As Reported	As Revised
Puget Energy	Three Months Ended	Three Months Ended
(Dollars in Thousands)	March 31, 2013	March 31, 2013
Operating Activities:
Regulatory Assets	$(6,411)	$(28,953)
Net Cash Provided by Operating Activities	$323,807	$301,265
Investing Activities:
Energy Efficiency Expenditures	$(22,542)	$—
Net Cash Used in Investing Activities	$(86,362)	$(63,820)

	As Reported	As Revised
Puget Sound Energy	Three Months Ended	Three Months Ended
(Dollars in Thousands)	March 31, 2013	March 31, 2013
Operating Activities:
Regulatory Assets	$(6,411)	$(28,953)
Net Cash Provided by Operating Activities	$332,243	$309,701
Investing Activities:
Energy Efficiency Expenditures	$(22,542)	$—
Net Cash Used in Investing Activities	$(86,298)	$(63,756)

(2)	Accounting for Derivative Instruments and Hedging Activities

PSE employs various energy portfolio optimization strategies, but is not in the business of assuming risk for the purpose of realizing speculative trading revenue. The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the PCA. Therefore, wholesale market transactions and related hedging strategy objective is to minimize costs and risks where feasible thus reducing volatility in costs in the portfolio. In order to manage its exposure to the variability in future cash flows for forecasted energy transactions, PSE utilizes a programmatic hedging strategy which extends out three years. PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into forward physical electric and natural gas purchase and sale agreements, fixed-for-floating swap contracts, and commodity call/put options. The forward physical electric agreements are both fixed and variable (at index), while the physical natural gas agreements are variable. To fix the price of wholesale electricity and natural gas, PSE may enter into fixed-for-floating swap (financial) contracts with various counterparties. PSE also utilizes natural gas call and put options as an additional hedging instrument to increase the hedging portfolio's flexibility to react to commodity price fluctuations.
The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of March 31, 2014, Puget Energy had two interest rate swap contracts outstanding which extend to January 2017. PSE did not have any outstanding interest rate swap instruments.

The following table presents the volumes, fair values and locations of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy	March 31, 2014			December 31, 2013
(Dollars in Thousands)	Volumes	Assets [1]	Liabilities [2]	Volumes	Assets [1]	Liabilities [2]
Interest rate swap derivatives [3]	$450 million	$—	$12,126	$450 million	$—	$13,223
Electric portfolio derivatives	*	23,906	34,365	*	18,479	37,312
Natural gas derivatives (MMBtus) [4]	380.5 million	27,803	14,166	423.5 million	8,121	35,676
Total derivative contracts		$51,709	$60,657		$26,600	$86,211
Current		$44,889	$33,213		$18,867	$48,049
Long-term		6,820	27,444		7,733	38,162
Total derivative contracts		$51,709	$60,657		$26,600	$86,211
___________

[1]	Balance sheet location: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet location: Current and Long-term Unrealized loss on derivative instruments.

[3]	Interest rate swap contracts are only held at Puget Energy.

[4]
All fair value adjustments on derivatives relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the PGA mechanism. The net derivative asset or liability and offsetting regulatory liability or asset are related to contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.

*
Electric portfolio derivatives consist of electric generation fuel of 129.3 million One Million British Thermal Units (MMBtus) and purchased electricity of 7.6 million Megawatt Hours (MWhs) at March 31, 2014, and 145.6 million MMBtus and 8.6 million MWhs at December 31, 2013.

For further details regarding the fair value of derivative instruments, see Note 3.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
March 31, 2014
	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets
Energy Derivative Contracts	$51,709	$—	$51,709	$(26,319)	$—	$25,390
Liabilities
Energy Derivative Contracts	$48,531	$—	$48,531	$(26,319)	$—	$22,212
Interest Rate Swaps [2]	$12,126	$—	$12,126	$—	$—	$12,126

Puget Energy and Puget Sound Energy
December 31, 2013
	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets
Energy Derivative Contracts	$26,600	$—	$26,600	$(19,491)	$—	$7,109
Liabilities
Energy Derivative Contracts	$72,988	$—	$72,988	$(19,491)	$—	$53,497
Interest Rate Swaps [2]	$13,223	$—	$13,223	$—	$—	$13,223
___________

[1]	All Derivative Contract deals are executed under ISDA, NAESB and WSPP Master Netting Agreements with Right of Offset.

[2]	Interest Rate Swap Contracts are only held at Puget Energy.

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

The following tables present the effect and locations of the Company's derivatives not designated as hedging instruments, recorded on the statements of income:

Puget Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2014	2013
Interest rate contracts:	Non-hedged interest rate swap (expense) income	$(747)	$1,028
	Interest expense	(125)	(2,578)
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net	7,839	75,692
	Electric generation fuel	7,827	(12,638)
	Purchased electricity	5,383	(31,485)
Total gain (loss) recognized in income on derivatives		$20,177	$30,019

Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2014	2013
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net	$7,270	$72,740
	Electric generation fuel	7,827	(12,638)
	Purchased electricity	5,383	(31,485)
Total gain (loss) recognized in income on derivatives		$20,480	$28,617

The unrealized gain or loss on derivative contracts is reported in the statement of cash flows under the operating activities section. However, at the time of the merger in 2009, all derivative contracts at Puget Energy were assessed to identify contracts that have a “more than an insignificant” fair value. If the fair value was greater than 10% of the notional value, the contract was deemed as having a financing element. For those contracts, the cash inflows (outflows) are presented in the financing activities section of the statement of cash flows. For the three months ended March 31, 2014 and 2013, cash outflows related to financing activities of $8.0 million and $26.0 million, respectively, were reported on the Puget Energy statement of cash flows.
For derivative instruments previously designated as cash flow hedges (including both commodity contracts and interest rate swaps), the effective portion of the gain or loss on the derivative was recorded as a component of Other Comprehensive Income (OCI), and then is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings.
Puget Energy and PSE expect $0.5 million and $2.0 million of losses, respectively, in accumulated OCI will be reclassified into earnings within the next twelve months. The Company does not attempt cash flow hedging for any new transactions and records all mark-to-market adjustments through earnings.

The following tables present the Company's pre-tax gain (loss) of derivatives that were previously in a cash flow hedge relationship, and subsequently reclassified out of accumulated OCI into income:

Puget Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2014	2013
Interest rate contracts:	Interest expense	$(144)	$(1,314)
Commodity contracts:
Electric derivatives	Electric generation fuel	—	—
	Purchased electricity	(534)	164
Total		$(678)	$(1,150)

Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2014	2013
Interest rate contracts:	Interest expense	$(122)	$(122)
Commodity contracts:
Electric derivatives	Electric generation fuel	—	—
	Purchased electricity	(1,104)	(2,786)
Total		$(1,226)	$(2,908)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2014, approximately 99.9% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by the major rating agencies and 0.1% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are booked as contra accounts to unrealized gain (loss) positions. As of March 31, 2014, the Company was in a net liability position with many of its counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. As of March 31, 2014, PSE has posted a $1.0 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada.

PSE did not trigger any collateral requirements with any of its counterparties, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.
The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity at March 31, 2014:

Puget Energy and Puget Sound Energy Contingent Feature	Fair Value [1]	Posted	Contingent
(Dollars in Thousands)	Liability	Collateral	Collateral
Credit rating [2]	$(10,290)	$—	$10,290
Requested credit for adequate assurance	(10,596)	—	—
Forward value of contract [3]	(1,931)	—	—
Total	$(22,817)	$—	$10,290
__________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(3)	Fair Value Measurements

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

	Carrying / Fair Value			Carrying / Fair Value
Puget Energy	At March 31, 2014			At December 31, 2013
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and Cash Equivalents	$23,581	$—	$23,581	$44,302	$—	$44,302
Restricted Cash	25,437	—	25,437	7,171	—	7,171
Notes Receivable and Other	—	54,542	54,542	—	53,449	53,449
Total assets	$49,018	$54,542	$103,560	$51,473	$53,449	$104,922
Liabilities:
Short-term debt	$—	$—	$—	$162,000	$—	$162,000
Total liabilities	$—	$—	$—	$162,000	$—	$162,000

	Carrying / Fair Value			Carrying / Fair Value
Puget Sound Energy	At March 31, 2014			At December 31, 2013
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and Cash Equivalents	$23,556	$—	$23,556	$44,111	$—	$44,111
Restricted Cash	25,437	—	25,437	7,171	—	7,171
Notes Receivable and Other	—	54,542	54,542	—	53,449	53,449
Total assets	$48,993	$54,542	$103,535	$51,282	$53,449	$104,731
Liabilities:
Short-term debt	$—	$—	$—	$162,000	$—	$162,000
Short-term debt owed to parent	—	29,598	29,598	—	29,598	29,598
Total liabilities	$—	$29,598	$29,598	$162,000	$29,598	$191,598

The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company credit spreads as inputs, interpolating to the maturity date of each issue. Carrying values and estimated fair values were as follows:

Puget Energy		March 31, 2014		December 31, 2013
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$280,137	$250,000	$269,366
Long-term debt (fixed-rate), net of discount	2	4,686,259	5,875,347	4,683,476	5,594,314
Long-term debt (variable-rate)	2	299,000	299,000	299,000	299,000
Total		$5,235,259	$6,454,484	$5,232,476	$6,162,680

Puget Sound Energy		March 31, 2014		December 31, 2013
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$280,137	$250,000	$269,366
Long-term debt (fixed-rate), net of discount	2	3,513,258	4,239,741	3,513,258	4,038,455
Total		$3,763,258	$4,519,878	$3,763,258	$4,307,821

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy	Fair Value			Fair Value
	At March 31, 2014			At December 31, 2013
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Interest rate derivative instruments	$12,126	$—	$12,126	$13,223	$—	$13,223
Total derivative liabilities	$12,126	$—	$12,126	$13,223	$—	$13,223

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At March 31, 2014			At December 31, 2013
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$18,866	$5,040	$23,906	$14,661	$3,818	$18,479
Natural gas derivative instruments	25,253	2,550	27,803	5,448	2,673	8,121
Total assets	$44,119	$7,590	$51,709	$20,109	$6,491	$26,600
Liabilities:
Electric derivative instruments	$14,719	$19,646	$34,365	$18,073	$19,239	$37,312
Natural gas derivative instruments	10,513	3,653	14,166	32,642	3,034	35,676
Total liabilities	$25,232	$23,299	$48,531	$50,715	$22,273	$72,988

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
Level 3 Roll-Forward Net Asset/(Liability)	2014			2013
(Dollars in Thousands)	Electric	Gas	Total	Electric	Gas	Total
Balance at beginning of period	$(15,421)	$(361)	$(15,782)	$(33,924)	$(1,602)	$(35,526)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [1]	(2,745)	—	(2,745)	1,598	—	1,598
Included in regulatory assets / liabilities	—	259	259	—	674	674
Settlements [2]	321	(410)	(89)	6,384	(733)	5,651
Transferred into Level 3	3,100	(585)	2,515	(7,700)	—	(7,700)
Transferred out of Level 3	139	(6)	133	7,200	127	7,327
Balance at end of period	$(14,606)	$(1,103)	$(15,709)	$(26,442)	$(1,534)	$(27,976)
_________

[1]
Income Statement location: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(9.2) million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.

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

In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month, and reported in the Level 3 Roll-forward table above. The Company did not have any transfers between Level 2 and Level 1 during the reported periods. The Company does periodically transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances the Company uses a more liquid price point and performs a 15-month regression against the illiquid locations to serve as a proxy for market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs.
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. Below are the forward price ranges for the Company's purchased commodity contracts, as of March 31, 2014:

(Dollars in Thousands)
	Fair Value				Range
Derivative Instrument	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$5,040	$19,646	Discounted cash flow	Power Prices	$4.38 per MWh	$49.95 per MWh	$35.67 per MWh
Natural gas	$2,550	$3,653	Discounted cash flow	Natural Gas Prices	$3.62 per MMBtu	$4.63 per MMBtu	$4.04 per MMBtu
__________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At March 31, 2014, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $12.1 million.

(4)	Retirement Benefits

PSE has a defined benefit pension plan covering substantially all PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  Beginning January 1, 2014, all new UA employees and those new non-represented employees who elect to accumulate the Company contribution in the Cash Balance pension, will receive annual pay credits of 4% each year. They will also receive interest credits like other participants in the Cash Balance pension, which are at least 1% per quarter. When a newly-hired employee with a vested Cash Balance benefit leaves PSE, he or she will have annuity and lump sum options for distribution, with annuities calculated according to the Pension Protection Act. Those who select the lump sum option will receive their current cash balance amount. Participation by continuing employees in the Cash Balance pension plan is not affected.
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
The 2009 merger of Puget Energy with Puget Holdings triggered a new basis of accounting for PSE’s retirement benefit plans in the Puget Energy consolidated financial statements.  Such purchase accounting adjustments associated with the re-measurement of the retirement plans are recorded at Puget Energy.

The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2014 and 2013:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$4,512	$4,709	$261	$375	$29	$34
Interest cost	7,055	6,194	577	511	183	176
Expected return on plan assets	(10,721)	(9,851)	—	—	(133)	(108)
Amortization of prior service cost	(495)	(495)	11	(4)	—	—
Amortization of net loss (gain)	—	650	228	365	(66)	17
Net periodic benefit cost	$351	$1,207	$1,077	$1,247	$13	$119

Puget Sound Energy	Qualified		SERP		Other
	Pension Benefits		Pension Benefits		Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$4,512	$4,709	$261	$375	$29	$34
Interest cost	7,055	6,194	577	511	183	176
Expected return on plan assets	(10,919)	(10,249)	—	—	(133)	(108)
Amortization of prior service cost	(393)	(393)	11	(4)	1	8
Amortization of net loss (gain)	3,239	5,085	365	548	(143)	(34)
Net periodic benefit cost	$3,494	$5,346	$1,214	$1,430	$(63)	$76

The following table summarizes the Company’s change in benefit obligation for the periods ended March 31, 2014 and December 31, 2013:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended	Year Ended	Three Months Ended	Year Ended	Three Months Ended	Year Ended
(Dollars in Thousands)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Change in benefit obligation:
Benefit obligation at beginning of period	$573,317	$616,290	$47,279	$51,795	$14,939	$17,672
Service cost	4,512	19,285	261	1,498	29	134
Interest cost	7,055	24,754	577	2,045	183	664
Amendment	—	—	—	478	—	—
Actuarial loss/(gain)	—	(48,559)	—	(1,687)	—	(2,240)
Benefits paid	(10,001)	(38,453)	(460)	(6,850)	(391)	(1,536)
Medicare part D subsidiary received	—	—	—	—	42	245
Benefit obligation at end of period	$574,883	$573,317	$47,657	$47,279	$14,802	$14,939

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2014 are expected to be at least $12.0 million, $4.0 million and $0.4 million, respectively. During the three months ended March 31, 2014, the Company contributed $3.0 million, $0.5 million, and $0.2 million to fund the qualified pension plan, SERP and the other postretirement plan, respectively.

(5)	Regulation and Rates

On January 31, 2013, the Washington Commission approved a rate change to PSE's Federal Incentive Tracker tariff, effective February 1, 2013, which incorporated the effects of the Treasury Grant related to the Lower Snake River wind generation project and keeping the ten year amortization period and inclusion of interest on the unamortized balance of the grants. The rate change will pass through eleven months of amortization for both grants to eligible customers beginning February 1, 2013, including grant amortization pass-back of $34.6 million and interest pass-back of $23.8 million. This represents an overall average rate decrease of 2.76%.
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
The estimated revenue impact of the ERF filings is an increase for electric of $30.7 million, or 1.5% annually, while the revenue impact for natural gas is a decrease of $2.0 million, or a decrease of 0.2% annually. The ERF filings also provided for the collection of property taxes through a property tax tracker mechanism. The property tax rate tracker will initially produce no incremental revenue, but is intended to reduce regulatory lag associated with the recovery of future increases in property tax expenses. PSE's 2012 and 2013 property taxes that are not in current rates will be recovered in later years. In its order, the Washington Commission approved a weighted cost of capital of 7.77% and a capital structure that included 48.0% common equity with a return on equity of 9.8%.
Subsequently, certain parties to this proceeding petitioned the Washington Commission to reconsider the order. On December 13, 2013, the Washington Commission approved the settlement agreements for rates effective January 1, 2014. These settlement agreements do not materially change the revenues originally approved in June 2013. As a result, certain high volume natural gas industrial customers' rate schedules are excluded from the decoupling mechanism and will be subject to certain effects of abnormal weather, conservation impacts and changes in customer usage patterns.
On July 24, 2013, the Public Counsel Division of the Washington State Attorney General's Office (Public Counsel) and the Industrial Customers of Northwest Utilities (ICNU) each filed a petition in Thurston County Superior Court (the Court) seeking judicial reviews of various aspects of the Washington Commission's ERF and decoupling mechanism final order. The parties' petition argues that the order violates various procedural and substantive requirements of the Washington Administrative Procedure Act, and so requests that it be vacated and that the matter be remanded to the Washington Commission. Oral arguments regarding this matter are scheduled for May 9, 2014.
On October 23, 2013, the Washington Commission approved an update on the Company's power cost only rate case (PCORC), effective November 1, 2013, which reflected decreases in the overall normalized power supply costs. This resulted in an estimated revenue decrease of $10.5 million or 0.5% annually.
On October 30, 2013, the Washington Commission approved PSE's PGA natural gas tariff, effective November 1, 2013, which reflected changes in wholesale gas and pipeline transportation costs and changes in deferral amortization rates. The estimated revenue impact of the approved change is an increase of $4.0 million, or 0.4% annually, with no impact on net operating income.
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
On December 27, 2013, the Washington Commission approved the annual true-up and rate filing to the PSE's Federal Incentive Tracker tariff, effective January 1, 2014. The true-up filing resulted in a total credit of $58.5 million to be passed back to eligible customers over the twelve months beginning January 1, 2014. Of the total credit, $37.8 million represents the pass-back of grant amortization and $20.6 million represents the pass through of interest, in addition to a minor true-up associated with the 2013 rate period. This filing represents an overall average rate increase of 0.26% as compared to the previous rate.
On April 24, 2014, the Washington Commission approved PSE’s request to change rates under its electric and natural gas decoupling mechanism, effective May 1, 2014.  The rate change incorporated the effects of an increase to the allowed delivery revenue per customer as well as true-ups to the rate from the prior year.  This represents a rate increase for electric of $10.6 million, or 0.5% annually, and a rate decrease for natural gas of $1.0 million, or 0.1% annually.
On April 24, 2014, the Washington Commission also approved PSE’s request to change rates under its electric and natural gas property tax tracker mechanism, effective May 1, 2014.  The rate change incorporated the effects of an increase in the amount of property taxes paid as well as true-ups to the rate from the prior year.  This represents a rate increase for electric of $11.0 million, or 0.5% annually, and a rate increase for natural gas of $5.6 million, or 0.6% annually.

(6)	Litigation

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
In July 2011, the BPA, PSE and a number of other parties entered into a settlement agreement (2012 REP Settlement) that by its terms, if upheld in its entirety, would resolve the disputes between BPA and PSE regarding REP benefits paid for fiscal years 2002-2011 and determine REP benefits for fiscal years 2012-2028.  In October 2011, certain other parties challenged BPA decisions with regard to its entering into the 2012 REP Settlement agreement.  On October 28, 2013, the Ninth Circuit issued an order dismissing this challenge to this settlement. In light of the disposition of this challenge, the stay of the other pending Ninth Circuit litigation regarding REP benefits was lifted in January 2014. In the order lifting the stay, petitioners (unless they move to voluntarily dismiss their petitions) and intervenors (unless they move to voluntarily withdraw) were directed to file a statement explaining which issues, if any, remain pending. Subsequent to the order lifting the stay, in February 2014, one group of petitioners in the other pending Ninth Circuit litigation moved to dismiss its petition and its motion was granted. Two of the remaining petitioners may seek dismissal of their petitions, but other remaining petitioners have not submitted such a motion but rather have stated to the Ninth Circuit that they are pursuing certain claims. PSE is unable to determine what impact these proceedings may have on PSE. However, the Company believes it is unlikely that any unfavorable outcome would have a material adverse effect on PSE because REP benefits received by PSE are passed through directly to REP customers.
With the Ninth Circuit’s decision affirming the 2012 REP Settlement, PSE will receive $62.9 million in REP payments owed under a 2008 agreement, which are in addition to scheduled monthly REP benefits received from BPA under the 2012 REP

Settlement. These payments will be given back to PSE's residential and small farm customers through a higher residential exchange credit.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, Sierra Club and Montana Environmental Information Center (MEIC) filed a Clean Air Act citizen suit against all Colstrip owners (including PSE) alleging numerous claims for relief, most which relate to alleged prevention of significant deterioration (PSD) violations. One claim relates to the alleged failure to update the Title V permit to reflect the major modifications alleged in the first thirty-six claims, another claim alleges that the previous Title V compliance certifications have been incomplete because they did not address the alleged major modifications, and the last claim alleges opacity violations since 2007. The lawsuit was filed in U.S. District of Montana, Billings Division, requesting injunctive relief and civil penalties, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects. This lawsuit followed various Notices of Intent to Sue sent to Colstrip owners (including PSE) from the Sierra Club and the MEIC between July and December 2012.  Discovery in the case has begun, and the case has been bifurcated into separate liability and remedy trials. The liability trial is currently set for June 2015, and a date for the remedy trial has yet to be determined. PSE is litigating the allegations set forth in the notices and cannot at this time predict the outcome of this matter.

Other Proceedings
The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company has recorded reserves of $1.36 million and $1.38 million relating to these claims as of March 31, 2014 and December 31, 2013, respectively.

(7)	Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) by component for the three months ended March 31, 2014:

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at December 31, 2013	$48,514	$(705)	$(94)	$47,715
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(209)	347	94	232
Net current-period other comprehensive income (loss)	(209)	347	94	232
Balance at March 31, 2014	$48,305	$(358)	$—	$47,947

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at December 31, 2013	$(87,405)	$(2,027)	$(6,307)	$(95,739)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2,001	718	79	2,798
Net current-period other comprehensive income (loss)	2,001	718	79	2,798
Balance at March 31, 2014	$(85,404)	$(1,309)	$(6,228)	$(92,941)

Details about these reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and March 31, 2013, respectively, are as follows:

Puget Energy		Three Months Ended	Three Months Ended
(Dollars in Thousands)		March 31, 2014	March 31, 2013
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	484	499
Amortization of net gain (loss)	(a)	(162)	(1,032)
	Total before tax	322	(533)
	Tax (expense) or benefit	(113)	186
	Net of Tax	$209	$(347)
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: electric derivatives	Purchased electricity	(534)	164
	Tax (expense) or benefit	187	(57)
	Net of Tax	$(347)	$107
Net unrealized gain (loss) on interest rate swaps:
Interest rate contracts	Interest expense	$(144)	$(1,314)
	Tax (expense) or benefit	50	460
	Net of Tax	$(94)	$(854)
Total reclassification for the period	Net of Tax	$(232)	$(1,094)
__________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4 for additional details).

Puget Sound Energy		Three Months Ended	Three Months Ended
(Dollars in Thousands)		March 31, 2014	March 31, 2013
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$381	$389
Amortization of net gain (loss)	(a)	(3,461)	(5,599)
	Total before tax	(3,080)	(5,210)
	Tax (expense) or benefit	1,079	1,824
	Net of Tax	$(2,001)	$(3,386)
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: electric derivatives	Purchased electricity	(1,104)	(2,786)
	Tax (expense) or benefit	386	975
	Net of Tax	$(718)	$(1,811)
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	Interest expense	(122)	(122)
	Tax (expense) or benefit	43	43
	Net of Tax	$(79)	$(79)
Total reclassification for the period	Net of Tax	$(2,798)	$(5,276)
__________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4 for additional details).

(8)	Other

Jefferson County Public Utility District (JPUD)
PSE completed the sale of its electric infrastructure assets located in Jefferson County and the transition of electrical services in the county to JPUD on March 31, 2013. The proceeds from the sale exceeded the transferred assets' net carrying value of $46.7 million resulting in a pre-tax gain of approximately $60.0 million. In its 2010 order on the subject, the Washington Commission stated that PSE must file an accounting and ratemaking petition with the Washington Commission to determine how this gain will be allocated between customers and shareholders. As a result, the gain was deferred and recorded as a regulatory liability until the Washington Commission determines the accounting and ratemaking treatment. On October 31, 2013, PSE filed an accounting petition for a Washington Commission order that authorizes PSE to retain the gain of $45.0 million and return $15.0 million to its remaining customers over a period of forty-eight months. On March 28, 2014, intervenors filed response testimonies containing their respective proposals for allocation of the gain, which included a proposal of up to $57.0 million to customers and $3.0 million to PSE. The Washington Commission will hold evidentiary hearings in this matter beginning May 21, 2014.
For federal income tax purposes, the Company will elect to treat the transaction as an involuntary conversion under the Internal Revenue Code which allows for deferral of the tax gain if PSE acquires qualified replacement property by December 31, 2015. Based on PSE's current construction program projection, it anticipates meeting this requirement through such purchases by that date.
Bond Issuances
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

Credit Facilities
In April 2014, subsequent to the close of the first quarter, the Company completed a one-year extension on both of the liquidity and hedging facilities of PSE, extending the maturity from February 2018 to April 2019. All other terms and conditions of the facilities remain unchanged from when they were committed in 2013. At this same time, the Company completed a one-year extension on the senior secured credit facility of Puget Energy, extending the maturity from February 2017 to April 2018. There were no significant changes to other terms and conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy and PSE objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2013. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the United States Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

Overview

Puget Energy is an energy services holding company and all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. In 2009, Puget Holdings completed its merger with Puget Energy. Puget Holdings is owned by a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, FSS Infrastructure Trust, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation. As a result of the merger, all of Puget Energy's common stock is indirectly owned by Puget Holdings. Puget Energy accounted for the merger as a business combination and all its assets and liabilities were recorded at fair value as of the merger date. PSE's basis of accounting continues to be on a historical basis and PSE's financial statements do not include any purchase accounting adjustments. Puget Energy and PSE are collectively referred to herein as “the Company.”
The Company's mission is to be a safe, dependable, and efficient utility. The Company's objectives are to focus on safety, employees, operational excellence, customer service and financial strength. The Company's strategies are aligned to achieve the objectives and ultimately the Company's mission.
These commitments and investments related to utility infrastructure and customer service may give rise to expenditures that may not be recovered timely through the ratemaking process.  PSE has undertaken several initiatives to reduce the volatility and regulatory lag in the business. During 2013, PSE completed an ERF, which is a limited scope rate proceeding, and established a decoupling mechanism for gas operations and electric transmission, distribution and administrative costs. The ERF proceeding established baseline rates on which the decoupling mechanism will operate on going forward. The ERF also established a property tax tracker mechanism in which any difference between amounts in rates and property tax valuation accruals will be deferred and recovered in an annual filing based on the annual cash payments for the year.
The decoupling mechanism allows PSE to recover costs on a per customer basis rather than on a consumption basis. Included in the decoupling petition was a rate plan that allowed PSE to earn its rate of return over the rate plan period. The rate plan included predetermined annual increases to PSE’s allowed electric and natural gas revenue. This plan, with limited exceptions (Power Cost Only Rate Cases (PCORC) or emergency rate relief), requires PSE to file a general rate case no sooner than April 1, 2015 and no later than April 1, 2016. The decoupling mechanism also allows for decoupling revenue on a per customer basis to subsequently increase by 3.0% for electric customers and 2.2% for natural gas customers on January 1 on each year, until the conclusion of PSE’s next general rate case.
In October 2013, PSE completed a power cost only rate case (PCORC) filing which allows PSE to recovery certain generation investments and updates PSE’s overall normalized power supply costs. As a result, PSE decreased electric rates by $10.5 million, annually, effective November 1, 2013.
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
PSE generates revenue and cash flow primarily from the sale of electric and natural gas services to residential and commercial customers within a service territory covering approximately 6,000 square miles, principally in the Puget Sound region of the state of Washington. PSE is currently in balance between its load and generation equipments for the next couple of years. The Company's external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs. PSE requires access to bank and capital markets to meet its financing needs.
For the three months ended March 31, 2014, as compared to the same period in 2013, PSE's net income was affected primarily by the following factors: (1) a decrease in unrealized gain in derivatives instruments for energy contracts; (2) an increase in operations and maintenance expense; and (3) an increase in electric margin and gas margin.
Further detail on each of these primary drivers, as well as other factors affecting performance, is set forth in this “Overview” section, as well as in other sections of the Management's Discussion & Analysis.

Factors and Trends Affecting PSE's Performance. PSE's regulatory requirements and operational needs require the investment of substantial capital in 2014 and future years. Because PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process. Further, PSE's financial performance is heavily influenced by general economic conditions in its service territory, which affect customer growth and use-per-customer and thus utility sales, as well as by its customers' conservation investments, which reduces energy sales. The principal business, economic and other factors that affect PSE's operations and financial performance include:

•	The rates PSE is allowed to charge for its services;
•	PSE’s ability to recover fixed costs that are included in rates which are based on volume;
•	PSE’s ability to manage costs during the rate stay out period through March 31, 2016;
•	Weather conditions, including snow-pack affecting hydrological conditions;
•	Demand for electricity and natural gas among customers in PSE’s service territory;
•	Regulatory decisions allowing PSE to recover costs, including purchased power and fuel costs, on a timely basis;
•	PSE’s ability to supply electricity and natural gas, either through company-owned generation, purchase power contracts or by procuring natural gas or electricity in wholesale markets;
•	Equal sharing between PSE and its customers of earnings which exceed PSE's authorized rate of return;
•	Availability and access to capital and the cost of capital;
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

Expedited Rate Filing (ERF). On February 4, 2013, PSE filed revised tariffs seeking to update its rates established in its base rate proceedings in May 2012 known as an ERF. The ERF was limited in scope and rate impact. This filing was primarily intended to establish baseline rates on which the decoupling mechanisms, described below, are proposed to operate. The filing also provided for the collection of property taxes through a property tax tracker mechanism based on cash payments of property tax made by PSE during the year. Any difference between the amounts in rates and property tax valuation accruals will be deferred and recovered in a property tax tracker based on the annual cash payments for the year.

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
PSE's rates related to the cumulative deferred decoupling mechanism accrued by each rate group through the calendar year and effective May 1 in the following year will be subject to a 3.0% “soft cap” on rate increases. Any amount in excess of the soft cap will be added to the decoupling tracker in subsequent rate periods, subject to a 3.0% soft cap on rate increases in the subsequent year. In addition, PSE and the customers would have shared 50.0% each in any earnings in excess of the authorized rate of return of 7.77%. The customer's share of any over earnings will be returned to customers over the subsequent 12 month period beginning May 1 of each year.

Washington Commission Decision. PSE filed a settlement agreement with the Washington Commission on March 22, 2013. The agreement was intended to settle all issues regarding decoupling, the power purchase agreement with TransAlta Centralia and the ERF which included the property tax tracker. The Washington Commission placed these filings under a common procedural schedule. On June 25, 2013, the Washington Commission issued three final orders resolving the amended decoupling petition, the ERF filing and the Petition for Reconsideration. One of the orders rejected the multi-party settlement agreement between PSE, NWEC and Commission Staff due to uncertainty regarding the legality of approving a settlement that would resolve multiple filings. An order also approved PSE's ERF filing with a small change to its cost of capital from 7.80% to 7.77% to update long term debt costs. The second order approved the property tax tracker discussed above. In addition, this order approved the amended decoupling and rate plan filing as filed by PSE and NWEC on March 4, 2013 with the requirement that PSE update the underlying ERF rates for the change in cost of capital, and with the further condition that PSE and the customers will share 50.0% each in earnings in excess of the 7.77% authorized rate of return. The third order granted in part, and denied in part, PSE’s Petition for Reconsideration with respect to the power purchase agreement with Transalta, clarifying certain portions of the Washington Commission’s original order.
The property tax rate tracker will reduce regulatory lag associated with the recovery of future increases in property tax expenses. PSE's property taxes which are not in current rates will be recovered in later years. The allowed decoupling revenue per customer for the recovery of delivery system costs will subsequently increase by 3.0% for the electric customers and 2.2% for the gas customers on January 1 of each year, until the conclusion of PSE's next general rate case.
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
On July 24, 2013, the Public Counsel Division of the Washington State Attorney General's Office (Public Counsel) and the Industrial Customers of Northwest Utilities (ICNU) each filed a petition in Thurston County Superior Court (the Court) seeking judicial review of various aspects of the Washington Commission's ERF and decoupling mechanism final order. The parties' petition argues that the order violates various procedural and substantive requirements of the Washington Administrative Procedure Act, and so requests that it be vacated and that the matter be remanded to the Washington Commission. Oral arguments regarding this matter are scheduled for May 9, 2014.
On April 24, 2014, the Washington Commission approved PSE’s request to change rates under its electric and natural gas decoupling mechanism, effective May 1, 2014.  The rate change incorporated the effects of an increase to the allowed delivery revenue per customer as well as true-ups to the rate from the prior year.  This represents a rate increase for electric of $10.6 million, or 0.5% annually, and a rate decrease for natural gas of $1.0 million, or 0.1% annually.
On April 24, 2014, the Washington Commission also approved PSE’s request to change rates under its electric and natural gas property tax tracker mechanism, effective May 1, 2014.  The rate change incorporated the effects of an increase in the amount of property taxes paid as well as true-ups to the rate from the prior year.  This represents a rate increase for electric of $11.0 million, or 0.5% annually, and a rate increase for natural gas of $5.6 million, or 0.6% annually.

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

PSE had an unfavorable PCA imbalance for the three months ended March 31, 2014, which was $19.0 million above the “power cost baseline” level, of which no amount was apportioned to customers. This compares to a favorable imbalance for the three months ended March 31, 2013 of $15.3 million, of which no amount was apportioned to customers.

Power Cost Only Rate Case (PCORC). On October 23, 2013, the Washington Commission approved an update on the Company's PCORC, effective November 1, 2013, which reflected decreases in the overall normalized power supply costs. This resulted in an estimated revenue decrease of $10.5 million or 0.5% annually.
As discussed above, the Washington Commission approved rate increases related to the recovery of PSE's electric delivery system costs. The following table sets forth the associated electric rate adjustments approved by the Washington Commission and the corresponding impact to PSE's annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Rates (Dollars in Millions)
Decoupling Rate Filing	May 1, 2014	0.5%	$10.6
Property Tax Tracker	May 1, 2014	0.5	11.0
PCORC	November 1, 2013	(0.5)	(10.5)
Decoupling Rate Filing	July 1, 2013	1.0	21.4
Expedited Rate Filing	July 1, 2013	1.5	30.7

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
As discussed above, the Washington Commission approved rate increases related to the recovery of PSE's gas delivery system costs. The following table sets forth the associated natural gas rate adjustments, including those for the PGA, that were approved by the Washington Commission and the corresponding impact to PSE's annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Rates (Dollars in Millions)
Decoupling Rate Filing	May 1, 2014	(0.1)%	$(1.0)
Property Tax Tracker	May 1, 2014	0.6	5.6
Purchased Gas Adjustment	November 1, 2013	0.4	4.0
Decoupling Rate Filing	July 1, 2013	1.1	10.8
Expedited Rate Filing	July 1, 2013	(0.2)	(2.0)

In addition, PSE will be increasing the allowed delivery revenue per customer under the ERF filing by 2.2% for natural gas customers on January 1 of each year until the conclusion of PSE's next general rate case.

Weather Conditions. Weather conditions in PSE's service territory have a significant impact on customer energy usage, affecting PSE's billed revenue and energy supply expenses. PSE's operating revenue and associated energy supply expenses are not generated evenly throughout the year. While both PSE's electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales, and subsequently higher power costs, during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year. Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult. PSE reported lower customer usage in the three months ended March 31, 2014, primarily due to Pacific Northwest temperatures being warmer on average as compared to the same period in the prior year. The actual average temperature during the three months ended March 31, 2014 was 45.34 degrees, or 1.90 degrees warmer than the same period in the prior year, and 1.35 degrees warmer when compared to the historical average.

Revenue Decoupling. While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms which went into effect on July 1, 2013 for electric and gas operations, will greatly diminish the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and gas operating revenues related to electric transmission and distribution, gas operations and general administrative costs from residential, commercial and industrial customers to eliminate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer with the exception of the electric business where power costs are not part of the decoupling mechanism. As a result, these electric and gas revenues will be recovered on a per customer basis regardless of actual consumption levels. The energy supply costs, which are part of the PCA and PGA mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption. Following each calendar year, PSE will bill or refund the difference between allowed decoupling revenue and the corresponding actual revenue to affected customers during the following May to April time period.
Effective January 1, 2014, certain high volume natural gas industrial customers' rate schedules are excluded from the decoupling mechanism. As a result, PSE will be subject to certain effects of abnormal weather, conservation impacts and changes in customer usage patterns for these customers.

Customer Demand. PSE expects the number of natural gas customers to grow at rates slightly above the number of electric customers. PSE also expects energy usage by both residential electric and natural gas customers to continue a long-term trend of slow decline primarily due to continued energy efficiency improvements.

Access to Debt Capital. PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. PSE's credit facilities expire in 2019 and Puget Energy's senior secured credit facility expires in 2018. (See discussion on credit facilities in the section entitled “Financing Program - Credit Facilities and Commercial Paper”).

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

Other Challenges and Strategies
Competition. PSE’s electric and natural gas utility retail customers currently do not have the ability to choose their electric or natural gas supplier and therefore, PSE’s business has historically been recognized as a natural monopoly. However, PSE faces increasing competition for sales to its retail customers.  Alternative methods of electric energy generation, including solar and other self-generation methods, compete with PSE for sales to existing electric retail customers.  In addition, PSE’s natural gas customers may elect to use heating oil, propane or other fuels instead of using and purchasing natural gas from PSE.  Further, PSE faces competition from public utility districts and municipalities that want to establish their own municipal-owned utility, as a result of which PSE may lose a number of customers in its service territory.

Energy Supply. As noted in PSE's Integrated Resource Plan (IRP) filed with the Washington Commission, PSE projects that beginning in 2017, its future energy needs will exceed current resources in its supply portfolio.  The IRP identifies reductions in contractual supplies of energy and capacity available under certain long-term power purchase agreements, requiring replacement of supplies to meet projected demands.  Therefore, PSE’s IRP sets forth a multi-part strategy of implementing energy efficiency programs and pursuing additional renewable resources (primarily wind) and additional base load natural gas-fired generation to meet the growing needs of its customers.  If PSE cannot acquire needed energy supply resources at a reasonable cost, it may be required to purchase additional power in the open market at a cost that could, in the absence of regulatory relief, significantly increase its expenses and reduce earnings and cash flows.

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
PSE owns a 25% share of Colstrip Unit 4 coal fired plant in eastern Montana. PSE's share of the unit's net maximum capacity is 185.0 Megawatt (MWs). On July 1, 2013, Colstrip Unit 4 was tripped off-line.  Upon inspection of the unit, significant damage was observed to the generator which required repairs to the stator, core and rotor. The unit was returned to service in February 2014. PSE's share of the repair costs, which are capital expenditures, was $8.0 million. The repair costs for the plant are covered by insurance and are subject to PSE's share of the deductible of $0.6 million. In addition, power costs increased approximately $2.4 million in 2014. The power costs are subject to the PCA mechanism sharing bands, of which PSE's share of the cost increase was $2.4 million.

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

Markets For Intangible Power Attributes. The Company is actively engaged in monitoring the development of the commercial markets for such intangible power attributes as renewable energy credits and carbon financial instruments. The Company supports the development of regional and national markets for these products that are open, transparent and liquid.

IBEW Contract. The term of PSE and the International Brotherhood of Electrical Workers Local Union 77 (IBEW) contract expired on March 31, 2014.  Since the expiration, the IBEW has been working without a contract.  PSE extended an offer to the IBEW, which PSE believes enables PSE to attract and retain a highly skilled workforce to safely and efficiently perform their duties.

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items which impacted PSE's results of operations:

	Three Months Ended March 31,
Puget Sound Energy (Dollars in Thousands)	2014	2013	Favorable/ (Unfavorable)
Operating revenue:
Electric
Residential sales	$358,843	$360,918	(0.6)%
Commercial sales	229,084	225,956	1.4
Industrial sales	27,035	26,810	0.8
Other retail sales, including unbilled revenue	(25,391)	(11,282)	*
Total retail sales	589,571	602,402	(2.1)
Transportation sales	1,988	1,846	7.7
Sales to other utilities and marketers	14,040	8,986	56.2
Decoupling revenue	12,677	—	*
Other	15,277	1,400	*
Total electric operating revenue	633,553	614,634	3.1
Gas
Residential sales	265,407	261,184	1.6
Commercial sales	104,770	106,557	(1.7)
Industrial sales	8,791	9,718	(9.5)
Total retail sales	378,968	377,459	0.4
Transportation sales	4,265	4,061	5.0
Decoupling revenue	787	—	*
Other	3,423	3,245	5.5
Total gas operating revenue	387,443	384,765	0.7
Non-utility operating revenue	4,379	308	*
Total operating revenue	1,025,375	999,707	2.6
Operating expenses:
Energy costs
Purchased electricity	181,157	175,043	(3.5)
Electric generation fuel	75,436	59,087	(27.7)
Residential exchange	(30,003)	(22,551)	33.0
Purchased gas	191,306	189,983	(0.7)
Net unrealized (gain) loss on derivative instruments	(7,270)	(72,740)	*
Utility operations and maintenance	144,076	129,235	(11.5)
Non-utility expense and other	6,177	3,091	(99.8)
Depreciation	91,184	88,178	(3.4)
Amortization	10,535	5,744	(83.4)
Conservation amortization	28,982	34,107	15.0
Taxes other than income taxes	100,818	99,943	(0.9)
Total operating expenses	792,398	689,120	(15.0)
Operating income (loss)	232,977	310,587	(25.0)
Other income	4,240	12,012	(64.7)
Other expense	(1,582)	(1,542)	(2.6)
Interest expense	(63,010)	(61,358)	(2.7)
Income (loss) before income taxes	172,625	259,699	(33.5)
Income tax (benefit) expense	51,542	79,761	35.4
Net income (loss)	$121,083	$179,938	(32.7)%
__________

*	Not meaningful

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

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE's service territory. The following table displays the details of PSE's electric margin changes:

Electric Margin	Three Months Ended March 31,		Favorable/ (Unfavorable)
(Dollars in Thousands)	2014	2013
Electric operating revenue:
Residential sales	$358,843	$360,918	(0.6)%
Commercial sales	229,084	225,956	1.4
Industrial sales	27,035	26,810	0.8
Other retail sales, including unbilled revenues	(25,391)	(11,282)	*
Total retail sales	589,571	602,402	(2.1)
Transportation sales	1,988	1,846	7.7
Sales to other utilities and marketers	14,040	8,986	56.2
Decoupling revenue	12,677	—	*
Other	15,277	1,400	*
Total electric operating revenues[1]	633,553	614,634	3.1
Minus power costs:
Purchased electricity[1]	181,157	175,043	(3.5)
Electric generation fuel[1]	75,436	59,087	(27.7)
Residential exchange[1]	(30,003)	(22,551)	33.0
Total electric power costs	226,590	211,579	(7.1)
Electric margin[2]	$406,963	$403,055	1.0%
______________

*	Not meaningful

[1]	As reported on PSE’s Consolidated Statement of Income.

[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Electric margin increased $3.9 million, or 1.0%, to $407.0 million from $403.1 million for the three months ended March 31, 2014 as compared to the same period in 2013. Following is a discussion of significant items that impact electric operating revenue and electric energy costs, which are included in electric margin:

Electric Operating Revenue
Electric operating revenues increased $18.9 million, or 3.1%, to $633.6 million from $614.6 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase in operating revenues was primarily due to higher miscellaneous operating revenues of $13.9 million, decoupling revenue related to under-collection of $12.7 million, and higher sales to other utilities and marketers of $5.1 million. The increase was partially offset by lower electric retail sales of $12.8 million. These items are discussed in more detail below.
Electric retail sales decreased $12.8 million, or 2.1%, to $589.6 million from $602.4 million for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease in electric retail sales primarily resulted from a revenue decrease of $17.0 million due to lower retail electricity usage of 169,440 MWhs, or 2.8% during the three months ended March 31, 2014 as compared to the same period in the prior year. The decrease was also driven by a net revenue increase of $4.1 million due to the rate increase primarily related to PSE's ERF and decoupling rate increase which became effective on July 1, 2013.
Sales to other utilities and marketers increased $5.1 million, or 56.2%, to $14.0 million from $9.0 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase of $4.9 million due to higher wholesale electricity prices for the three months ended March 31, 2014.
Decoupling revenue increased $12.7 million due to an under-collection of lower volumetric revenues over the allowed decoupled revenues per customer under the decoupling mechanism for the three months ended March 31, 2014. The offset is recorded in a regulatory asset and after all monthly offsets are recognized for the calendar year, the balance in this account will either be a regulatory asset or liability and will be recovered from or passed back to customers through a future rate filing.
Other electric operating revenue increased $13.9 million to $15.3 million from $1.4 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily the result of an increase of $9.1 million due to higher non-core gas sales and an increase of $4.5 million due to higher miscellaneous electric revenue for the three months ended March 31, 2014.

Electric Energy Costs
Purchased electricity expense increased $6.1 million, or 3.5%, to $181.2 million from $175.0 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily the result of a $7.1 million increase primarily related to higher market prices nationally driven up by increased demand resulting from an unusually cold winter during the three months ended March 31, 2014. Also contributing to the increase was an increase of $3.2 million in transmission expense. The increase was partially offset by $4.1 million due to a market price offset related to generation plant in the PCA mechanism. The PCA mechanism provides the customer an offset for the market power purchases built into current rates that will not be incurred during the deferral period.
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
Electric generation fuel expense increased $16.3 million, or 27.7%, to $75.4 million from $59.1 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily due to a $16.8 million increase in fuel expense at PSE's combustion turbine facilities primarily resulting from an increase in electric generation at combustion turbine facilities of 101,438 MWhs, or 9.9%, for the three months ended March 31, 2014 as compared to the same period in 2013.
Residential exchange credits increased $7.5 million, or 33.0%, to $30.0 million from $22.6 million for the three months ended March 31, 2014 as compared to the same period in 2013 as a result of higher electric residential and farm customer sales volumes associated with the BPA REP. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

Natural Gas Margin
Gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE's service territory. The following table displays the details of PSE's natural gas margin:

Natural Gas Margin	Three Months Ended March 31,		Favorable/ (Unfavorable)
(Dollars in Thousands)	2014	2013
Gas operating revenue:
Residential sales	$265,407	$261,184	1.6%
Commercial sales	104,770	106,557	(1.7)
Industrial sales	8,791	9,718	(9.5)
Total retail sales	378,968	377,459	0.4
Transportation sales	4,265	4,061	5.0
Decoupling revenue	787	—	*
Other	3,423	3,245	5.5
Total gas operating revenues[1]	387,443	384,765	0.7
Minus purchased gas costs[1]	191,306	189,983	(0.7)
Natural gas margin[2]	$196,137	$194,782	0.7%
______________

*	Not meaningful

[1]	As reported on PSE's Consolidated Statement of Income.

[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Natural gas margin increased $1.4 million, or 0.7%, to $196.1 million from $194.8 million for the three months ended March 31, 2014 as compared to the same period in 2013. Following is a discussion of significant items of gas operating revenue and gas energy costs which are included in gas margin:

Gas Operating Revenue
Gas operating revenues increased $2.7 million, or 0.7%, to $387.4 million from $384.8 million for three months ended March 31, 2014 as compared to the same period in 2013. The increase was due primarily to higher natural gas retail sales as discussed in more detail below.
Natural gas retail sales increased $1.5 million, or 0.4%, to $379.0 million from $377.5 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily the result of a net revenue increase of $1.8 million for the three months ended March 31, 2014 primarily due to the rate increase primarily related to PSE's decoupling rate increase which became effective on July 1, 2013 and PGA rate increase which became effective on November 1, 2013.

Gas Energy Costs
Purchased gas expenses increased $1.3 million, or 0.7%, to $191.3 million from $190.0 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily due to higher natural gas costs reflected in PGA rates effective November 1, 2013; and was partially offset by a decrease in customer usage of 0.4% for the three months ended March 31, 2014 as compared to the same period in 2013.
The PGA mechanism provides the rates used to determine natural gas costs based on customer usage. The rate decrease was the result of decreasing costs of wholesale natural gas. The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or payable, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable balance in the PGA mechanism reflects an underrecovery of natural gas cost through rates. A payable balance reflects overrecovery of natural gas cost through rates. The PGA mechanism payable balance at March 31, 2014 was $2.9 million, which will be reflected on customers' bills through a future PGA rate filing.

Non-utility Operating Revenue
Non-utility operating revenue increased $4.1 million to $4.4 million from $0.3 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily driven by $4.0 million revenue related to PSE's renewable gas (Biogas) sales during the three months ended March 31, 2014.

Other Operating Expenses
Net unrealized gain on derivative instruments decreased $65.5 million to $7.3 million from $72.7 million for the three months ended March 31, 2014 as compared to the same period in 2013. The net gain during the three months ended March 31, 2014 was due to a gain of $15.4 million related to PSE's natural gas derivative instruments and a loss of $8.1 million related to electric derivative instruments, respectively. This compares to gains of $49.2 million and $23.5 million related to PSE's electric and natural gas derivative instruments, respectively, during the same period in 2013. The decrease was primarily due to an increase in the price of natural gas and the wholesale electricity forward prices were flat over the three-year tenor of PSE's energy supply hedging program.
Utility operations and maintenance expense increased $14.8 million, or 11.5%, to $144.1 million from $129.2 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase of $7.7 million in storm expenses, an increase of $5.6 million in customer service expenses mostly related to uncollectible accounts expense, and an increase of $1.3 million in production operations and maintenance expenses for the three months ended March 31, 2014.
Non-utility operations and maintenance expense increased $3.1 million to $6.2 million from $3.1 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase of $3.0 million in expense related to PSE's renewable gas sales during the three months ended March 31, 2014.
Depreciation expense increased $3.0 million, or 3.4%, to $91.2 million from $88.2 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily due to additional capital expenditures placed into service, net of retirements, such as Snoqualmie Falls Plant 1 and 2 which returned to service in September 2013 and April 2013, respectively, and the additions at the Baker hydroelectric generating facility which went into service in July 2013.
Amortization expense increased $4.8 million, or 83.4%, to $10.5 million from $5.7 million for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily due to an increase of $3.4 million in computer software system amortization for the three months ended March 31, 2014 related to a new Customer Information System placed in service in April 2013. Also contributing to the increase was the deferral of generating plants fixed costs of $1.6 million for the three months ended March 31, 2014 as compared to the same period in 2013.
Conservation amortization decreased $5.1 million, or 15.0%, to $29.0 million from $34.1 million for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease was primarily due to a decrease of $5.9 million in gas conservation amortization for the three months ended March 31, 2014.

Other Income and Income Tax Expense
Other income decreased $7.8 million, or 64.7%, to $4.2 million from $12.0 million for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease was primarily due to a decrease of $5.1 million in Allowance for Funds Used During Construction (AFUDC) income mostly related to the decrease in average construction work in process, and a decrease of $3.2 million in interest and dividend income for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease was partially offset by an increase of $0.6 million in life insurance gains for the three months ended March 31, 2014 as compared to the same period in 2013.
Income tax expense decreased $28.2 million, or 35.4%, to $51.5 million from $79.8 million for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to lower pre-tax income due primarily to lower gains on unrealized derivative instruments.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three months ended March 31, 2014 and 2013 was as follows:

Benefit/(Expense)	Three Months Ended March 31,		Percent Change
(Dollars in Thousands)	2014	2013
PSE net income	$121,083	$179,938	(32.7)%
Other operating revenue	—	111	*
Net unrealized gain on energy derivative instruments	570	2,952	*
Non-utility expense and other	2,755	4,085	(32.6)
Unhedged interest rate swap (expense) income	(747)	1,028	*
Interest expense [1]	(26,092)	(29,810)	12.5
Income tax benefit (expense)	10,023	9,171	9.3
Puget Energy net income (loss)	$107,592	$167,475	(35.8)%
__________

*	Not meaningful

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy's net income for the three months ended March 31, 2014 was $107.6 million with operating revenue of $1.0 billion as compared to a net income of $167.5 million with operating revenue of $1.0 billion for the same period in 2013. The following are significant factors that impacted Puget Energy's net income, which are not included in PSE's discussion:

Interest expense decreased $3.7 million, or 12.5%, to $26.1 million from $29.8 million for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease was primarily due to a reduction of $1.9 million in mark-to-market gains on hedged interest rate swap contracts. Also contributing to the decrease was a decrease of $1.0 million in interest expense related to Puget Energy's revolving senior secured credit facility as its balance was reduced by $26.0 million and $80.0 million during the second and third quarter of 2013, respectively; and the commitment fees and spreads were reduced due to rating upgrade in the first quarter of 2014.

Capital Requirements
Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual obligations set forth in Part II, Item 7 in Puget Energy's and PSE's combined annual report on Form 10-K for the year ended December 31, 2013.

The following are PSE’s and Puget Energy’s aggregate availability under commercial commitments as of March 31, 2014:

	Amount of Available Commitments Expiration Per Period
Commercial Commitments (Dollars in Thousands)	Total	2014	2015-2016	2017-2018	Thereafter
PSE liquidity facility [1]	$650,000	$—	$—	$650,000	$—
PSE energy hedging facility [1]	350,000	—	—	350,000	—
Inter-company short-term debt [2]	402	402	—	—	—
Total PSE commercial commitments	$1,000,402	$402	$—	$1,000,000	$—
Puget Energy revolving credit facility [3]	501,000	—	—	501,000	—
Less: Inter-company short-term debt elimination [2]	(402)	(402)	—	—	—
Total Puget Energy commercial commitments	$1,501,000	$—	$—	$1,501,000	$—
_____________

[1]
As of March 31, 2014, PSE had credit facilities totaling $1.0 billion and no amount had been drawn. These facilities consisted of $650.0 million to fund operating expenses and $350.0 million to support electric and natural gas hedging. The $650.0 million liquidity facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facilities also have an accordion feature that, upon the banks' approval, would increase the total size of these facilities to $1.450 billion. As of March 31, 2014, no letter of credit was outstanding under the facilities and no amount was outstanding under the commercial paper program. Outside of the credit agreements, PSE had a $4.6 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada. In April 2014, subsequent to the close of the first quarter, the Company completed a one-year extension on both of the liquidity and hedging facilities, extending the maturity from February 2018 to April 2019. The credit agreements are syndicated among numerous lenders. All other terms and conditions of that facility remain unchanged from when it was committed in 2013.

[2]	As of March 31, 2014, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million of which $29.6 million was drawn.

[3]
As of March 31, 2014, Puget Energy had incurred a $299.0 million draw under its $800.0 million Puget Energy revolving senior secured credit facility. The Puget Energy revolving credit facility also has an accordion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. In April 2014, subsequent to the quarter close, the Company completed a one-year extension on the senior secured credit facility extending the maturity from February 2017 to April 2018. There were no significant changes to other terms and conditions.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, were $96.3 million for the three months ended March 31, 2014.  Presently planned utility construction expenditures, excluding AFUDC, are as follows:

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

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the three months ended March 31, 2014 increased by $24.4 million from $309.7 million generated during the same period in 2013.  The increase in cash flow was primarily the result of a decrease in cash out flow related to accounts payable of $33.1 million and fuel and gas inventory of $8.1 million as compared to prior year for related expenses.
Net income decreased by $58.9 million and non-cash items decreased by $65.5 million related to the fair value adjustment of derivative instruments and deferred income taxes of $28.2 million. This was partially offset by an increase of $7.8 million related to depreciation and amortization.

Puget Energy
Cash generated from operations for the three months ended March 31, 2014 was $310.5 million, an increase of $9.2 million from the $301.3 million generated during the three months ended March 31, 2013.  The net increase was positively impacted by $24.4 million from cash provided by the operating activities of PSE as previously discussed. As a result of the merger with Puget Holdings in February 2009, $8.0 million in derivative settlement payments were reclassified to financing activities for the three months ended March 31, 2014 as compared to $26.1 million during the same period in 2013, resulting in a decrease in operating cash flows of $18.0 million.  This decrease was due to a decline in the number of contracts settled during 2014 as compared to the prior period.  These contracts represent proceeds received from derivative instruments that included financing elements at the merger date. Partially offsetting this decrease is increases in cash in various other items.

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

Puget Sound Energy Credit Facilities
PSE has two unsecured revolving credit facilities which provide, in aggregate, $1.0 billion of short-term liquidity needs. These facilities consist of a $650.0 million revolving liquidity facility (which includes a liquidity letter of credit facility and a swingline facility) to be used for general corporate purposes, including a backstop to the Company's commercial paper program and a $350.0 million revolving energy hedging facility (which includes an energy hedging letter of credit facility). The $650.0 million liquidity facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facilities also have an accordion feature which, upon the banks' approval, would increase the total size of these facilities to $1.450 billion.
In April 2014, subsequent to the close of the first quarter, the Company completed a one-year extension on both of the liquidity and hedging facilities, extending the maturity from February 2018 to April 2019. All other terms and conditions of the facilities remain unchanged from when they were committed in 2013. The credit agreements are syndicated among numerous lenders and contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to incur additional indebtedness and liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments. The credit agreements also contain a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of March 31, 2014, PSE was in compliance with all applicable covenants.
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
As of March 31, 2014, no amount was drawn and outstanding under PSE's $650.0 million liquidity facility. No letter of credit was outstanding under the facility, and no amount was outstanding under the commercial paper program. Outside of the credit agreements, PSE had a $4.6 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
On June 1, 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a Demand Promissory Note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE's outstanding commercial paper interest rate or PSE's senior unsecured revolving credit facility. Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. At March 31, 2014, $29.6 million was outstanding under the Note. The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE's financial statements.

Puget Energy Credit Facilities
At March 31, 2014, Puget Energy maintained an $800.0 million five-year revolving senior secured credit facility. In April, 2014, subsequent to the quarter close, the Company completed a one-year extension on the senior secured credit facility, extending the maturity from February 2017 to April 2018. There were no significant changes to other terms and conditions. The Puget

Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a Maximum Leverage Ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of March 31, 2014, Puget Energy was in compliance with all applicable covenants.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of March 31, 2014, $299.0 million was drawn and outstanding under the facility. As a result of Puget Energy's credit rating upgrade in 2014, the spread over LIBOR was 1.75% and the commitment fee was 0.275% as of the date of this report, Puget Energy entered into interest rate swap contracts to manage the interest rate risk associated with the credit facility (see Note 2 and the "Interest Rate Risk" section in Item 3).

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE's electric and natural gas mortgage indentures. At March 31, 2014, approximately $511.8 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE's common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission. Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE's corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE's ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3 to one. The common equity ratio, calculated on a regulatory basis, was 48.7% at March 31, 2014 and the EBITDA to interest expense was 4.4 to one for the twelve months then ended.
PSE's ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
Puget Energy's ability to pay dividends is also limited by the merger order issued by the Washington Commission. Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy's ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2 to one. Puget Energy's EBITDA to interest expense was 2.9 to one for the twelve months ended March 31, 2014.
At March 31, 2014, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE's ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures. Under the most restrictive tests, at March 31, 2014, PSE could issue:

•
Approximately $1.7 billion of additional first mortgage bonds under PSE's electric mortgage indenture based on approximately $2.9 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2014; and

•
Approximately $311.0 million of additional first mortgage bonds under PSE's natural gas mortgage indenture based on approximately $443.6 million of gas bondable property available for issuance, subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at March 31, 2014.

At March 31, 2014, PSE had approximately $7.1 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.
Upon approval of the merger in 2009, the Company was required to refinance its debt in place at the time of the merger. The Company has met this refinancing requirement as of March 31, 2014.

Shelf Registrations and Long-Term Debt Activity
Puget Sound Energy. PSE has in effect a shelf registration statement under which it may issue, from time to time, up to $800.0 million aggregate principal amount of senior notes secured by first mortgage bonds. The Company remains subject to the restrictions of PSE's indentures and credit agreements on the amount of first mortgage bonds that PSE may issue.
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

Other

Residential Exchange
The Northwest Power Act, through the REP, provides access to the benefits of low-cost federal power for residential and small farm customers of regional utilities, including PSE.  The program is administered by the BPA.  Pursuant to agreements (including settlement agreements) between the BPA and PSE, the BPA has provided payments of REP benefits to PSE, which PSE has passed through to its residential and small farm customers in the form of electricity bill credits.
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
In July 2011, the BPA, PSE and a number of other parties entered into a settlement agreement (2012 REP Settlement) that by its terms, if upheld in its entirety, would resolve the disputes between BPA and PSE regarding REP benefits paid for fiscal years 2002-2011 and determine REP benefits for fiscal years 2012-2028.  In October 2011, certain other parties challenged BPA decisions with regard to its entering into the 2012 REP Settlement agreement.  On October 28, 2013, the Ninth Circuit issued an order dismissing this challenge to this settlement. In light of the disposition of this challenge, the stay of the other pending Ninth Circuit litigation regarding REP benefits was lifted in January 2014. In the order lifting the stay, petitioners (unless they move to voluntarily dismiss their petitions) and intervenors (unless they move to voluntarily withdraw) were directed to file a statement explaining which issues, if any, remain pending. Subsequent to the order lifting the stay, in February 2014, one group of petitioners in the other pending Ninth Circuit litigation moved to dismiss its petition and its motion was granted. Two of the remaining petitioners may seek dismissal of their petitions, but other remaining petitioners have not submitted such a motion but rather have stated to the Ninth Circuit that they are pursuing certain claims. PSE is unable to determine what impact these proceedings may have on PSE. However, the Company believes it is unlikely that any unfavorable outcome would have a material adverse effect on PSE because REP benefits received by PSE are passed through directly to REP customers.
With the Ninth Circuit’s decision affirming the 2012 REP Settlement, PSE will receive $62.9 million in REP payments owed under a 2008 agreement, which are in addition to scheduled monthly REP benefits received from BPA under the 2012 REP Settlement. These payments will be given back to PSE's residential and small farm customers through a higher residential exchange credit on their bills.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, Sierra Club and Montana Environmental Information Center (MEIC) filed a Clean Air Act citizen suit against all Colstrip owners (including PSE) alleging numerous claims for relief, most which relate to alleged prevention of significant deterioration (PSD) violations. One claim relates to the alleged failure to update the Title V permit to reflect the major modifications alleged in the first thirty-six claims, another claim alleges that the previous Title V compliance certifications have been incomplete because they did not address the alleged major modifications, and the last claim alleges opacity violations since 2007. The lawsuit was filed in U.S. District of Montana, Billings Division requesting injunctive relief and civil penalties, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects. This lawsuit followed various Notices of Intent to Sue sent to Colstrip owners (including PSE) from the Sierra Club and the MEIC between July and December 2012.  Discovery in the case has begun, and a prehearing conference took place in July 2013. The case has been bifurcated into separate liability and remedy trials. The liability trial is currently set for June 2015, and a date for the remedy trial has yet to be determined. PSE is litigating the allegations set forth in the notices and cannot at this time predict the outcome of this matter.

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
PSE's objective is to minimize commodity price exposure and risks associated with volumetric variability in the natural gas and electric portfolios and related effects. It is not engaged in the business of assuming risk for the purpose of speculative trading.  PSE hedges open natural gas and electric positions to reduce both the portfolio risk and the volatility risk in prices.  The exposure position is determined by using a probabilistic risk system that models 250 simulations of how PSE’s natural gas and power portfolios will perform under various weather, hydroelectric and unit performance conditions.
The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the PCA. PSE's natural gas retail customers are served by natural gas purchase contracts which expose PSE's customers to commodity price risks through the PGA mechanism. All purchased natural gas costs are recovered through customer rates with no direct impact on PSE. Therefore, wholesale market transactions and related hedging strategies are focused on reducing costs and risks where feasible, thus reducing volatility in costs in the portfolio. PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into forward physical electric and natural gas purchase and sale agreements, fixed-for-floating swap contracts, and commodity call/put options. The forward physical electric contracts are both fixed and variable (at index), while the physical natural gas contracts are variable. To fix the price of wholesale electricity and natural gas, PSE may enter into fixed-for-floating swap (financial) contracts. PSE also utilizes natural gas call and put options as an additional hedging instrument to increase the hedging portfolio's flexibility to react to commodity price fluctuations. Approximately 65% of these contracts, including NPNS transactions, are entered into with investment grade counterparties which, in the majority of cases, do not require collateral calls on the contracts.

The following table presents the fair values of the Company's energy derivative instruments, recorded on the balance sheets:

Puget Energy and Puget Sound Energy
(Dollars in thousands)	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$20,633	$19,356	$14,565	$17,731
Long-term	3,273	15,009	3,914	19,581
Total electric derivatives	$23,906	$34,365	$18,479	$37,312
Natural Gas portfolio:
Current	$24,256	$7,105	$4,302	$23,734
Long-term	3,547	7,061	3,819	11,942
Total natural gas derivatives	$27,803	$14,166	$8,121	$35,676
Total energy derivatives	$51,709	$48,531	$26,600	$72,988

At March 31, 2014, the Company had total assets of $51.7 million and total liabilities of $48.5 million related to derivative contracts used to hedge the supply and cost of electricity and natural gas to serve PSE customers. As the gains and losses in the electric portfolio are realized, they will be recorded as either purchased power costs or electric generation fuel costs under the PCA mechanism. Any fair value adjustments relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the PGA mechanism, which passes the cost of natural gas supply to customers. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices on March 31, 2014, of natural gas and electricity would change the fair value of the Company's derivative contracts by $38.1 million.
For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings and OCI, see Notes 2 and 3 to the consolidated financial statements.

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
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses. Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure. As of March 31, 2014, PSE held approximately $1.1 billion in standby letters of credit or limited parental guarantees, and had 20 counterparties with unlimited parental guarantees, in support of various electric and natural gas transactions.
It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss.
PSE has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. PSE generally enters into the following master arrangements: WSPP agreements which standardize physical power contracts in the electric industry; ISDA agreements which standardize financial gas and electric contracts; and NAESB agreements which standardize physical gas contracts. PSE believes that entering into such agreements reduces the risk credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as right of set-off in the event of counterparty default.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. The fair value of derivatives includes the impact of credit and non-performance reserves. As of March 31, 2014, the Company was in a net liability position with many of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the period. As of March 31, 2014, PSE has posted a $1.0 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger collateral requirements with any of its counterparties, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable rate leases and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of March 31, 2014, Puget Energy had two interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
At March 31, 2014, the fair value of the interest rate swaps was a $12.1 million pre-tax loss. This fair value considers the risk of Puget Energy's non-performance by using Puget Energy's incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate.
A hypothetical 10% increase or decrease in interest rates on March 31, 2014, would change the fair value of Puget Energy's interest rate swaps by $1.1 million.

The following table presents the fair values of Puget Energy's interest rate swaps, recorded on the balance sheet:

Puget Energy (Dollars in Thousands)	March 31, 2014	December 31, 2013
	Liabilities	Liabilities
Interest rate swaps:
Current	$6,752	$6,584
Long-term	5,374	6,639
Total interest rate swaps	$12,126	$13,223

From time to time, PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance. The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at March 31, 2014 was a net loss of $6.2 million after tax compared to an after-tax loss of $6.3 million in OCI as of December 31, 2013. All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors or a committee of the Board, as applicable, and approved prior to execution. PSE had no treasury locks or forward starting swap contracts outstanding at March 31, 2014.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II                    OTHER INFORMATION

Item 1.                      Legal Proceedings

For details on legal proceedings, see the Litigation footnote in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business existed as of March 31, 2014.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

Item 1A.                  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A in Puget Energy’s and PSE’s Form 10-K for the period ended December 31, 2013.

Item 6.                      Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Michael J. Stranik
Michael J. Stranik Controller and Principal Accounting Officer
Date:	May 1, 2014	Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

3(i).1	Amended Articles of Incorporation of Puget Energy (incorporated herein by reference to Exhibit 3.1 to Puget Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-16305).
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

10.1*
Amendment No. 2 dated April 15, 2014 to Credit Agreement dated as of February 10, 2012 among Puget Energy, Inc., as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and the Lenders party thereto.

10.2*
Amendment No. 1 dated April 15, 2014 to Credit Agreement dated as of February 4, 2013 among Puget Sound Energy, Inc., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and the Lenders party thereto.

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2009 through 2013 and 12 months ended March 31, 2014).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2009 through 2013 and 12 months ended March 31, 2014).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Financial statements from the quarterly report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2014, filed on May 1, 2014 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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