Form 10-Q
period 2014-06-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2014-07-31
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenue:
Electric	$475,580	$461,657	$1,109,133	$1,076,291
Gas	183,935	180,728	571,378	565,493
Other	3,401	101	7,780	520
Total operating revenue	662,916	642,486	1,688,291	1,642,304
Operating expenses:
Energy costs:
Purchased electricity	114,627	112,543	295,785	287,587
Electric generation fuel	34,795	40,737	110,232	99,823
Residential exchange	(23,621)	(14,963)	(53,624)	(37,515)
Purchased gas	76,272	79,487	267,578	269,470
Unrealized (gain) loss on derivative instruments, net	(17,094)	27,376	(24,934)	(48,316)
Utility operations and maintenance	134,883	130,286	278,960	259,521
Non-utility expense and other	2,293	(959)	5,712	(1,953)
Depreciation	92,462	90,301	183,646	178,480
Amortization	12,735	6,433	23,270	12,177
Conservation amortization	22,526	22,469	51,508	56,576
Taxes other than income taxes	67,772	53,695	168,590	153,638
Total operating expenses	517,650	547,405	1,306,723	1,229,488
Operating income (loss)	145,266	95,081	381,568	412,816
Other income (deductions):
Other income	4,621	10,844	8,863	22,857
Other expense	(1,644)	(1,454)	(3,226)	(2,996)
Non-hedged interest rate swap (expense) income	(1,360)	1,232	(2,107)	2,260
Interest charges:
AFUDC	1,562	3,162	2,714	7,810
Interest expense	(92,173)	(108,917)	(182,428)	(204,733)
Income (loss) before income taxes	56,272	(52)	205,384	238,014
Income tax (benefit) expense	15,159	(957)	56,679	69,634
Net income (loss)	$41,113	$905	$148,705	$168,380

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$41,113	$905	$148,705	$168,380
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(421), $(596), $(534) and $(409), respectively	(783)	(1,107)	(992)	(760)
Reclassification of net unrealized (gain) loss on energy derivative instruments settled during the period, net of tax of $0, $0, $187 and $(57), respectively	—	—	347	(107)
Reclassification of net unrealized (gain) loss on interest rate swaps during the period, net of tax of $0, $464, $50 and $924, respectively	—	861	94	1,715
Other comprehensive income (loss)	(783)	(246)	(551)	848
Comprehensive income (loss)	$40,330	$659	$148,154	$169,228

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) ASSETS

	(Unaudited)
	June 30, 2014	December 31, 2013
Utility plant (at original cost, including construction work in progress of $313,227 and $310,318, respectively):
Electric plant	$7,046,429	$7,019,853
Gas plant	2,602,397	2,528,629
Common plant	456,383	504,036
Less: Accumulated depreciation and amortization	(1,478,202)	(1,373,178)
Net utility plant	8,627,007	8,679,340
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	99,877	100,332
Total other property and investments	1,756,390	1,756,845
Current assets:
Cash and cash equivalents	84,707	44,302
Restricted cash	54,964	7,171
Accounts receivable, net of allowance for doubtful accounts of $10,517 and $7,385, respectively	287,374	408,512
Unbilled revenue	112,304	219,884
Purchased Gas Adjustment Receivable	12,539	—
Materials and supplies, at average cost	82,658	88,140
Fuel and gas inventory, at average cost	64,334	66,717
Unrealized gain on derivative instruments	44,405	18,867
Taxes	—	297
Prepaid expense and other	20,043	18,787
Power contract acquisition adjustment gain	49,020	48,509
Deferred income taxes	73,902	86,004
Total current assets	886,250	1,007,190
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	150,083	146,867
Regulatory assets related to power contracts	31,311	33,753
Other regulatory assets	733,281	749,382
Unrealized gain on derivative instruments	7,678	7,733
Power contract acquisition adjustment gain	370,468	394,556
Other	137,336	130,909
Total other long-term and regulatory assets	1,430,157	1,463,200
Total assets	$12,699,804	$12,906,575

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) CAPITALIZATION AND LIABILITIES

	(Unaudited)
	June 30, 2014	December 31, 2013
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Earnings reinvested in the business	333,933	323,007
Accumulated other comprehensive income (loss), net of tax	47,164	47,715
Total common shareholder’s equity	3,690,054	3,679,679
Long-term debt:
First mortgage bonds and senior notes	3,351,412	3,351,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,699,000	1,699,000
Debt discount and other	(224,230)	(229,796)
Total long-term debt	5,238,042	5,232,476
Total capitalization	8,928,096	8,912,155
Current liabilities:
Accounts payable	245,760	296,681
Short-term debt	—	162,000
Purchased gas adjustment liability	—	5,938
Accrued expenses:
Taxes	92,023	109,559
Salaries and wages	32,256	38,491
Interest	78,759	79,303
Unrealized loss on derivative instruments	23,690	48,049
Power contract acquisition adjustment loss	3,720	3,937
Other	68,671	60,335
Total current liabilities	544,879	804,293
Other long-term and regulatory liabilities:
Deferred income taxes	1,534,501	1,487,005
Unrealized loss on derivative instruments	21,761	38,162
Power cost adjustment mechanism	5,445	5,345
Regulatory liabilities	694,486	689,060
Regulatory liabilities related to power contracts	419,488	443,065
Power contract acquisition adjustment loss	27,592	29,816
Other deferred credits	523,556	497,674
Total other long-term and regulatory liabilities	3,226,829	3,190,127
Commitments and contingencies
Total capitalization and liabilities	$12,699,804	$12,906,575

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$148,705	$168,380
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	183,646	178,480
Amortization	23,270	12,177
Conservation amortization	51,508	56,576
Deferred income taxes and tax credits, net	56,679	69,635
Net unrealized (gain) loss on derivative instruments	(25,664)	(53,496)
Derivative contracts classified as financing activities due to merger	8,026	26,013
AFUDC – Equity	(3,405)	(11,222)
Funding of pension liability	(6,000)	(10,200)
Regulatory assets	(80,365)	(66,102)
Regulatory liabilities	3,668	10,341
Other long-term assets	(6,477)	10,842
Other long-term liabilities	37,739	54,837
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	228,718	136,457
Materials and supplies	5,482	(2,184)
Fuel and gas inventory	2,359	11,104
Taxes	297	4,795
Prepayments and other	(1,273)	(7,340)
Purchased gas adjustment	(18,477)	(18,078)
Accounts payable	(64,794)	(74,666)
Taxes payable	(17,536)	(11,589)
Accrued expenses and other	(8,884)	(15,507)
Net cash provided by operating activities	517,222	469,253
Investing activities:
Construction expenditures – excluding equity AFUDC	(217,381)	(326,082)
Treasury grants received	107,794	—
Proceeds from disposition of assets	—	108,166
Restricted cash	(47,793)	(1,023)
Other	(11,058)	(5,119)
Net cash used in investing activities	(168,438)	(224,058)
Financing activities:
Change in short-term debt and leases, net	(165,789)	(184,789)
Dividends paid	(137,779)	(84,609)
Long-term notes and bonds issued	299,000	161,860
Redemption of bonds and notes	(299,000)	(216,860)
Derivative contracts classified as financing activities due to merger	(8,026)	(26,013)
Issuance cost of bonds and other	3,215	(2,722)
Net cash provided by (used in) financing activities	(308,379)	(353,133)
Net increase (decrease) in cash and cash equivalents	40,405	(107,938)
Cash and cash equivalents at beginning of period	44,302	135,542
Cash and cash equivalents at end of period	$84,707	$27,604
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$172,106	$162,588
Cash payments (refunds) for income taxes	—	(4,500)
The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenue:
Electric	$475,580	$461,657	$1,109,133	$1,076,291
Gas	183,935	180,728	571,378	565,493
Other	3,401	101	7,780	409
Total operating revenue	662,916	642,486	1,688,291	1,642,193
Operating expenses:
Energy costs:
Purchased electricity	114,627	112,543	295,785	287,587
Electric generation fuel	34,795	40,737	110,232	99,823
Residential exchange	(23,621)	(14,963)	(53,624)	(37,515)
Purchased gas	76,272	79,487	267,578	269,470
Unrealized (gain) loss on derivative instruments, net	(17,094)	27,376	(24,364)	(45,365)
Utility operations and maintenance	134,883	130,286	278,960	259,521
Non-utility expense and other	5,374	3,028	11,548	6,120
Depreciation	92,462	90,301	183,646	178,480
Amortization	12,735	6,433	23,270	12,177
Conservation amortization	22,526	22,469	51,508	56,576
Taxes other than income taxes	67,772	53,695	168,590	153,638
Total operating expenses	520,731	551,392	1,313,129	1,240,512
Operating income (loss)	142,185	91,094	375,162	401,681
Other income (deductions):
Other income	4,621	10,846	8,860	22,857
Other expense	(1,644)	(1,454)	(3,226)	(2,996)
Interest charges:
AFUDC	1,562	3,162	2,714	7,810
Interest expense	(65,522)	(65,773)	(129,659)	(131,749)
Interest expense on parent note	(27)	(32)	(52)	(61)
Income (loss) before income taxes	81,175	37,843	253,799	297,542
Income tax (benefit) expense	23,341	11,180	74,883	90,941
Net income (loss)	$57,834	$26,663	$178,916	$206,601

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$57,834	$26,663	$178,916	$206,601
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $766, $1,011, $1,844 and $2,835, respectively	1,424	1,879	3,425	5,265
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $0, $0, $386 and $975, respectively	—	—	718	1,811
Amortization of treasury interest rate swaps to earnings, net of tax of $43, $43, $85 and $85, respectively	79	79	158	158
Other comprehensive income (loss)	1,503	1,958	4,301	7,234
Comprehensive income (loss)	$59,337	$28,621	$183,217	$213,835

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	(Unaudited)
	June 30, 2014	December 31, 2013
Utility plant (at original cost, including construction work in progress of $313,227 and $310,318, respectively):
Electric plant	$9,296,198	$9,276,400
Gas plant	3,207,261	3,134,880
Common plant	497,495	565,072
Less: Accumulated depreciation and amortization	(4,373,947)	(4,297,012)
Net utility plant	8,627,007	8,679,340
Other property and investments:
Other property and investments	91,465	91,919
Total other property and investments	91,465	91,919
Current assets:
Cash and cash equivalents	69,160	44,111
Restricted cash	54,964	7,171
Accounts receivable, net of allowance for doubtful accounts of $10,517 and $7,385, respectively	287,848	408,827
Unbilled revenue	112,304	219,884
Purchased gas adjustment receivable	12,539	—
Materials and supplies, at average cost	82,658	88,140
Fuel and gas inventory, at average cost	61,555	63,914
Unrealized gain on derivative instruments	44,405	18,867
Taxes	—	297
Prepaid expense and other	20,043	18,770
Deferred income taxes	129,122	141,058
Total current assets	874,598	1,011,039
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	149,573	146,350
Other regulatory assets	733,215	749,382
Unrealized gain on derivative instruments	7,678	7,733
Other	130,131	123,125
Total other long-term and regulatory assets	1,020,597	1,026,590
Total assets	$10,613,667	$10,808,888

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	(Unaudited)
	June 30, 2014	December 31, 2013
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,246,205	3,246,205
Earnings reinvested in the business	264,720	289,432
Accumulated other comprehensive income (loss), net of tax	(91,438)	(95,739)
Total common shareholder’s equity	3,420,346	3,440,757
Long-term debt:
First mortgage bonds and senior notes	3,351,412	3,351,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount	(14)	(14)
Total long-term debt	3,763,258	3,763,258
Total capitalization	7,183,604	7,204,015
Current liabilities:
Accounts payable	245,753	296,675
Short-term debt	—	162,000
Short-term note owed to parent	28,933	29,598
Purchased gas adjustment liability	—	5,938
Accrued expenses:
Taxes	92,023	109,559
Salaries and wages	32,256	38,491
Interest	55,216	55,262
Unrealized loss on derivative instruments	16,895	41,465
Other	68,671	60,334
Total current liabilities	539,747	799,322
Other long-term and regulatory liabilities:
Deferred income taxes	1,653,337	1,584,850
Unrealized loss on derivative instruments	16,208	31,523
Power cost adjustment mechanism	5,445	5,345
Regulatory liabilities	691,642	686,176
Other deferred credits	523,684	497,657
Total other long-term and regulatory liabilities	2,890,316	2,805,551
Commitments and contingencies
Total capitalization and liabilities	$10,613,667	$10,808,888

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$178,916	$206,601
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	183,646	178,480
Amortization	23,270	12,177
Conservation amortization	51,508	56,576
Deferred income taxes and tax credits, net	74,883	90,940
Net unrealized (gain) loss on derivative instruments	(24,364)	(45,365)
AFUDC – Equity	(3,405)	(11,222)
Funding of pension liability	(6,000)	(10,200)
Regulatory assets	(80,365)	(66,102)
Regulatory liabilities	3,668	10,341
Other long-term assets	(1,650)	14,921
Other long-term liabilities	33,339	33,285
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	228,559	130,617
Materials and supplies	5,482	(2,184)
Fuel and gas inventory	2,359	11,104
Taxes	297	4,795
Prepayments and other	(1,273)	(7,340)
Purchased gas adjustment	(18,477)	(18,078)
Accounts payable	(64,794)	(68,819)
Taxes payable	(17,536)	(11,589)
Accrued expenses and other	(9,620)	(17,586)
Net cash provided by operating activities	558,443	491,352
Investing activities:
Construction expenditures – excluding equity AFUDC	(217,381)	(326,082)
Treasury grants received	107,794	—
Proceeds from disposition of assets	—	108,166
Restricted cash	(47,793)	(1,023)
Other	(9,818)	(4,902)
Net cash used in investing activities	(167,198)	(223,841)
Financing activities:
Change in short-term debt and leases, net	(165,789)	(184,789)
Dividends paid	(203,628)	(188,064)
Loan from (payment to) parent	(665)	—
Long-term notes and bonds issued	—	161,860
Redemption of bonds and notes	—	(161,860)
Issuance cost of bonds and other	3,886	(2,725)
Net cash provided by (used in) financing activities	(366,196)	(375,578)
Net increase (decrease) in cash and cash equivalents	25,049	(108,067)
Cash and cash equivalents at beginning of period	44,111	135,530
Cash and cash equivalents at end of period	$69,160	$27,463
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$123,345	$122,892
Cash payments (refunds) for income taxes	—	(4,500)
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
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiary, PSE.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiary, Puget Western, Inc.  Puget Energy and PSE are collectively referred to herein as “the Company.”  The consolidated financial statements are presented after elimination of intercompany transactions.  PSE’s consolidated financial statements continue to be accounted for on a historical basis and do not include any purchase accounting adjustments.
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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $50.6 million and $128.5 million for the three and six months ended June 30, 2014, respectively, and $51.5 million and $128.4 million for the three and six months ended June 30, 2013, respectively.  The Company reports the collection of such taxes on a gross basis in operating revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.
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

(2)  New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, that outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.
ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Early adoption of the ASU is not permitted.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  The company is currently evaluating the new guidance. At this time we can not determine the impact this standard will have on its consolidated financial statements.

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
The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of June 30, 2014, Puget Energy had two interest rate swap contracts outstanding which extend to January 2017. PSE did not have any outstanding interest rate swap instruments.
The following table presents the volumes, fair values and locations of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy	June 30, 2014			December 31, 2013
(Dollars in Thousands)	Volumes	Assets [1]	Liabilities [2]	Volumes	Assets [1]	Liabilities [2]
Interest rate swap derivatives [3]	$450 million	$—	$12,349	$450 million	$—	$13,223
Electric portfolio derivatives	*	26,902	20,266	*	18,479	37,312
Natural gas derivatives (MMBtus) [4]	359.0 million	25,181	12,836	423.5 million	8,121	35,676
Total derivative contracts		$52,083	$45,451		$26,600	$86,211
Current		$44,405	$23,690		$18,867	$48,049
Long-term		7,678	21,761		7,733	38,162
Total derivative contracts		$52,083	$45,451		$26,600	$86,211
___________

[1]	Balance sheet location: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet location: Current and Long-term Unrealized loss on derivative instruments.

[3]	Interest rate swap contracts are only held at Puget Energy.

[4]
All fair value adjustments on derivatives relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the PGA mechanism. The net derivative asset or liability and offsetting regulatory liability or asset are related to contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.

*
Electric portfolio derivatives consist of electric generation fuel of 139.8 million One Million British Thermal Units (MMBtus) and purchased electricity of 5.5 million Megawatt Hours (MWhs) at June 30, 2014, and 145.6 million MMBtus and 8.6 million MWhs at December 31, 2013.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
June 30, 2014
	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets
Energy Derivative Contracts	$52,083	—	$52,083	$(22,446)	$—	$29,637
Liabilities
Energy Derivative Contracts	$33,102	$—	$33,102	$(22,446)	$43	$10,699
Interest Rate Swaps [2]	$12,349	$—	$12,349	$—	$—	$12,349

Puget Energy and Puget Sound Energy
December 31, 2013
	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets
Energy Derivative Contracts	$26,600	$—	$26,600	$(19,491)	$—	$7,109
Liabilities
Energy Derivative Contracts	$72,988	$—	$72,988	$(19,491)	$—	$53,497
Interest Rate Swaps [2]	$13,223	$—	$13,223	$—	$—	$13,223
___________

[1]	All Derivative Contract deals are executed under ISDA, NAESB and WSPP Master Netting Agreements with Right of Offset.

[2]	Interest Rate Swap Contracts are only held at Puget Energy.

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

The following tables present the effect and locations of the Company's derivatives not designated as hedging instruments, recorded on the statements of income:

Puget Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2014	2013	2014	2013
Interest rate contracts:	Non-hedged interest rate swap (expense) income	$(1,360)	$1,232	$(2,107)	$2,260
	Interest expense	(718)	1,902	(843)	(676)
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net	17,094	(27,376)	24,934	48,316
	Electric generation fuel	864	(930)	8,691	(13,568)
	Purchased electricity	(3,668)	(3,704)	1,715	(35,189)
Total gain (loss) recognized in income on derivatives		$12,212	$(28,876)	$32,390	$1,143

Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2014	2013	2014	2013
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net	$17,094	$(27,376)	$24,364	$45,365
	Electric generation fuel	864	(930)	8,691	(13,568)
	Purchased electricity	(3,668)	(3,704)	1,715	(35,189)
Total gain (loss) recognized in income on derivatives		$14,290	$(32,010)	$34,770	$(3,392)

The unrealized gain or loss on derivative contracts is reported in the statement of cash flows under the operating activities section. However, at the time of the merger in 2009, all derivative contracts at Puget Energy were assessed to identify contracts that have a “more than an insignificant” fair value. If the fair value was greater than 10% of the notional value, the contract was deemed as having a financing element. For those contracts, the cash inflows (outflows) are presented in the financing activities section of the statement of cash flows. For the six months ended June 30, 2014 and 2013, cash outflows related to financing activities of $8.0 million and $26.0 million, respectively, were reported on the Puget Energy statement of cash flows.
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

The following tables present the Company's pre-tax gain (loss) of derivatives that were previously in a cash flow hedge relationship, and subsequently reclassified out of accumulated OCI into income:

Puget Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2014	2013	2014	2013
Interest rate contracts:	Interest expense	$—	$(1,325)	$(144)	$(2,639)
Commodity contracts:
Electric derivatives	Electric generation fuel	—	—	—	—
	Purchased electricity	—	—	(534)	164
Total		$—	$(1,325)	$(678)	$(2,475)

Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2014	2013	2014	2013
Interest rate contracts:	Interest expense	$(122)	$(122)	$(244)	$(244)
Commodity contracts:
Electric derivatives	Electric generation fuel	—	—	—	—
	Purchased electricity	—	—	(1,104)	(2,786)
Total		$(122)	$(122)	$(1,348)	$(3,030)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2014, approximately 99.9% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade and 0.1% are either rated below investment grade or not rated. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are booked as contra accounts to unrealized gain (loss) positions. As of June 30, 2014, the Company was in a net liability position with many of its counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. As of June 30, 2014, PSE has posted a $1.0 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger any collateral requirements with any of its counterparties, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.
The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity at June 30, 2014:

Puget Energy and Puget Sound Energy Contingent Feature	Fair Value [1]	Posted	Contingent
(Dollars in Thousands)	Liability	Collateral	Collateral
Credit rating [2]	$(6,909)	$—	$6,909
Requested credit for adequate assurance	(10,207)	—	—
Forward value of contract [3]	(43)	43	—
Total	$(17,159)	$43	$6,909
__________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value Measurements

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

	Carrying / Fair Value			Carrying / Fair Value
Puget Energy	At June 30, 2014			At December 31, 2013
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and Cash Equivalents	$84,707	$—	$84,707	$44,302	$—	$44,302
Restricted Cash	54,964	—	54,964	7,171	—	7,171
Notes Receivable and Other	—	52,692	52,692	—	53,449	53,449
Total assets	$139,671	$52,692	$192,363	$51,473	$53,449	$104,922
Liabilities:
Short-term debt	$—	$—	$—	$162,000	$—	$162,000
Total liabilities	$—	$—	$—	$162,000	$—	$162,000

	Carrying / Fair Value			Carrying / Fair Value
Puget Sound Energy	At June 30, 2014			At December 31, 2013
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and Cash Equivalents	$69,160	$—	$69,160	$44,111	$—	$44,111
Restricted Cash	54,964	—	54,964	7,171	—	7,171
Notes Receivable and Other	—	52,692	52,692	—	53,449	53,449
Total assets	$124,124	$52,692	$176,816	$51,282	$53,449	$104,731
Liabilities:
Short-term debt	$—	$—	$—	$162,000	$—	$162,000
Short-term debt owed to parent	—	28,933	28,933	—	29,598	29,598
Total liabilities	$—	$28,933	$28,933	$162,000	$29,598	$191,598

The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company credit spreads as inputs, interpolating to the maturity date of each issue. Carrying values and estimated fair values were as follows:

Puget Energy		June 30, 2014		December 31, 2013
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$296,696	$250,000	$269,366
Long-term debt (fixed-rate), net of discount	2	4,689,042	6,018,770	4,683,476	5,594,314
Long-term debt (variable-rate)	2	299,000	299,000	299,000	299,000
Total		$5,238,042	$6,614,466	$5,232,476	$6,162,680

Puget Sound Energy		June 30, 2014		December 31, 2013
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$296,696	$250,000	$269,366
Long-term debt (fixed-rate), net of discount	2	3,513,258	4,352,590	3,513,258	4,038,455
Total		$3,763,258	$4,649,286	$3,763,258	$4,307,821

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy	Fair Value			Fair Value
	At June 30, 2014			At December 31, 2013
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Interest rate derivative instruments	$12,349	$—	$12,349	$13,223	$—	$13,223
Total derivative liabilities	$12,349	$—	$12,349	$13,223	$—	$13,223

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At June 30, 2014			At December 31, 2013
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$15,882	$11,020	$26,902	$14,661	$3,818	$18,479
Natural gas derivative instruments	22,356	2,825	25,181	5,448	2,673	8,121
Total assets	$38,238	$13,845	$52,083	$20,109	$6,491	$26,600
Liabilities:
Electric derivative instruments	$4,554	$15,713	$20,267	$18,073	$19,239	$37,312
Natural gas derivative instruments	9,737	3,098	12,835	32,642	3,034	35,676
Total liabilities	$14,291	$18,811	$33,102	$50,715	$22,273	$72,988

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
Level 3 Roll-Forward Net Asset/(Liability)	2014			2013
(Dollars in Thousands)	Electric	Gas	Total	Electric	Gas	Total
Balance at beginning of period	$(14,606)	$(1,103)	$(15,709)	$(26,442)	$(1,534)	$(27,976)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [1]	7,800	—	7,800	(12,799)	—	(12,799)
Included in regulatory assets / liabilities	—	2,120	2,120	—	(684)	(684)
Settlements [3]	1,757	(166)	1,591	2,678	(495)	2,183
Transferred into Level 3	—	—	—	(830)	—	(830)
Transferred out of Level 3	356	(1,124)	(768)	494	(160)	334
Balance at end of period	$(4,693)	$(273)	$(4,966)	$(36,899)	$(2,873)	$(39,772)

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
Level 3 Roll-Forward Net Asset/(Liability)	2014			2013
(Dollars in Thousands)	Electric	Gas	Total	Electric	Gas	Total
Balance at beginning of period	$(15,421)	$(361)	$(15,782)	$(33,924)	$(1,602)	$(35,526)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [2]	5,055	—	5,055	(11,201)	—	(11,201)
Included in regulatory assets / liabilities	—	2,379	2,379	—	(10)	(10)
Settlements [3]	2,078	(576)	1,502	9,062	(1,228)	7,834
Transferred into Level 3	3,100	(585)	2,515	(8,530)	—	(8,530)
Transferred out of Level 3	495	(1,130)	(635)	7,694	(33)	7,661
Balance at end of period	$(4,693)	$(273)	$(4,966)	$(36,899)	$(2,873)	$(39,772)
__________

[1]
Income Statement location: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $4.7 million and $(15.6) million for the three months ended June 30, 2014 and 2013, respectively.

[2]
Income Statement location: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $0.1 million and $(14.2) million for the six months ended June 30, 2014 and 2013, respectively.

[3]	The Company had no purchases, sales or issuances during the reported periods.

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
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. Below are the forward price ranges for the Company's purchased commodity contracts as of June 30, 2014:

	Fair Value				Range
(Dollars in Thousands)	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$11,020	$15,713	Discounted cash flow	Power Prices	$19.08 per MWh	$44.36 per MWh	$35.77 per MWh
Natural gas	$2,825	$3,098	Discounted cash flow	Natural Gas Prices	$3.84 per MMBtu	$4.09 per MMBtu	$4.02 per MMBtu
__________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

Below are the forward price ranges for the Company's purchased commodity contracts, as of December 31, 2013:

	Fair Value				Range
(Dollars in Thousands)	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$3,818	$19,239	Discounted cash flow	Power Prices	$17.06 per MWh	$47.09 per MWh	$38.74 per MWh
Natural gas	$2,673	$3,034	Discounted cash flow	Natural Gas Prices	$3.62 per MMBtu	$4.19 per MMBtu	$3.78 per MMBtu
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At June 30, 2014 and December 31, 2013, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $8.7 million and $7.0 million, respectively.

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
The following tables summarize the Company’s net periodic benefit cost for the three and six months ended June 30, 2014 and 2013:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$4,206	$4,934	$261	$375	$26	$32
Interest cost	6,965	6,182	577	511	159	155
Expected return on plan assets	(10,511)	(9,696)	—	—	(134)	(109)
Amortization of prior service cost	(495)	(495)	11	(4)	—	—
Amortization of net loss (gain)	—	794	228	365	(130)	18
Net periodic benefit cost	$165	$1,719	$1,077	$1,247	$(79)	$96

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$8,718	$9,643	$521	$749	$56	$67
Interest cost	14,020	12,377	1,155	1,022	342	332
Expected return on plan assets	(21,232)	(19,548)	—	—	(267)	(218)
Amortization of prior service cost	(990)	(990)	22	(9)	(197)	—
Amortization of net loss (gain)	—	1,444	456	731	—	34
Net periodic benefit cost	$516	$2,926	$2,154	$2,493	$(66)	$215

Puget Sound Energy	Qualified		SERP		Other
	Pension Benefits		Pension Benefits		Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$4,206	$4,934	$261	$375	$26	$32
Interest cost	6,965	6,182	577	511	159	155
Expected return on plan assets	(10,708)	(10,094)	—	—	(134)	(109)
Amortization of prior service cost	(393)	(393)	11	(4)	1	8
Amortization of net loss (gain)	3,359	5,221	365	548	(208)	(108)
Net periodic benefit cost	$3,429	$5,850	$1,214	$1,430	$(156)	$(22)

Puget Sound Energy	Qualified		SERP		Other
	Pension Benefits		Pension Benefits		Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$8,718	$9,643	$521	$749	$56	$67
Interest cost	14,020	12,377	1,155	1,022	342	332
Expected return on plan assets	(21,626)	(20,343)	—	—	(267)	(218)
Amortization of prior service cost	(786)	(787)	22	(8)	2	14
Amortization of net loss (gain)	6,597	10,306	730	1,096	(352)	(142)
Net periodic benefit cost	$6,923	$11,196	$2,428	$2,859	$(219)	$53

The following table summarizes the Company’s change in benefit obligation for the periods ended June 30, 2014 and December 31, 2013:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended	Year Ended	Six Months Ended	Year Ended	Six Months Ended	Year Ended
(Dollars in Thousands)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Change in benefit obligation:
Benefit obligation at beginning of period	$573,317	$616,290	$47,279	$51,795	$14,939	$17,672
Service cost	8,718	19,285	521	1,498	56	134
Interest cost	14,020	24,754	1,155	2,045	342	664
Amendment	—	—	—	478	—	—
Actuarial Net loss/(gain) BOY Census, remeasurement	1,878	(48,559)	—	(1,687)	(932)	(2,240)
Benefits paid	(25,408)	(38,453)	(942)	(6,850)	(739)	(1,536)
Medicare part D subsidy received	—	—	—		117	245
Benefit obligation at end of period	$572,525	$573,317	$48,013	$47,279	$13,783	$14,939

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2014 are expected to be at least $12.0 million, $4.0 million and $0.3 million, respectively. During the three months ended June 30, 2014, the Company contributed $3.0 million, $0.5 million, and $0.1 million to fund the qualified pension plan, SERP and the other postretirement plan, respectively. During the six months ended June 30, 2014, the Company contributed $6.0 million, $0.9 million, and $0.3 million to fund the qualified pension plan, SERP and the other postretirement plan, respectively.

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
On April 24, 2014, the Washington Commission also approved PSE’s request to change rates under its electric and natural gas conservation riders, effective May 1, 2014.  The rate change incorporated the effects of changes in the annual conservation budgets as well as true-ups to the rate from the prior year.  The rate change represents a rate increase for electric of $12.2 million, or 0.5% annually, and a rate increase for natural gas of $0.3 million.
On May 23, 2014, PSE filed its 2014 power cost only rate case (PCORC). The filing proposes a decrease of $9.6 million (or an average of approximately 0.5%) in the Company's overall power supply costs with an effective date of December 1, 2014.
On May 30, 2014, PSE filed a rate change under its natural gas cost recovery mechanism (CRM). The purpose of the CRM filing was to submit a tariff filing to recover the incremental cost of investments made under PSE’s approved Pipeline Replacement Program Plan (PRPP). This filing will be subsequently updated for actual investments to coincide with the requested recovery period of November 1, 2013, through October 31, 2014.
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
On July 24, 2013, the Public Counsel Division of the Washington State Attorney General's Office (Public Counsel) and the Industrial Customers of Northwest Utilities (ICNU) each filed a petition in Thurston County Superior Court (the Court) seeking judicial reviews of various aspects of the Washington Commission's ERF and decoupling mechanism final order. The parties' petition argues that the order violates various procedural and substantive requirements of the Washington Administrative Procedure Act, and so requests that it be vacated and that the matter be remanded to the Washington Commission. Oral arguments regarding this matter were held on May 9, 2014. On June 25, 2014, the court issued a letter decision in which it affirmed the attrition adjustment (escalating factors referred to as the K-Factor) and the Washington Commission's decision not to consider the case as a general rate case, but reversed and remanded the cost of equity for further adjudication consistent with the court's decision.
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

In July 2011, the BPA, PSE and a number of other parties entered into a settlement agreement (2012 REP Settlement) that by its terms, if upheld in its entirety, would resolve the disputes between BPA and PSE regarding REP benefits paid for fiscal years 2002-2011 and determine REP benefits for fiscal years 2012-2028.  In October 2011, certain other parties challenged BPA decisions with regard to its entering into the 2012 REP Settlement agreement.  On October 28, 2013, the Ninth Circuit issued an order dismissing this challenge to this settlement. In light of the disposition of this challenge, the stay of the other pending Ninth Circuit litigation regarding REP benefits was lifted in January 2014. In the order lifting the stay, petitioners (unless they move to voluntarily dismiss their petitions) and intervenors (unless they move to voluntarily withdraw) were directed to file a statement explaining which issues, if any, remain pending. Subsequent to the order lifting the stay, in February 2014, one group of petitioners in the other pending Ninth Circuit litigation moved to dismiss its petition and its motion was granted. Two of the remaining petitioners may seek dismissal of their petitions, but other remaining petitioners are pursuing certain claims relating to the amount of REP benefits paid to utilities, including PSE, for the period of fiscal years 2002 through 2011. PSE is unable to determine what impact these proceedings may have on PSE. However, the Company believes it is unlikely that any unfavorable outcome would have a material adverse effect on PSE because REP benefits received by PSE are passed through directly to REP customers.
With the Ninth Circuit’s decision affirming the 2012 REP Settlement, PSE will receive $62.9 million in REP payments owed under a 2008 agreement, which are in addition to scheduled monthly REP benefits received from BPA under the 2012 REP Settlement. These payments will be given back to PSE's residential and small farm customers through a higher residential exchange credit during the period June 1, 2014 to May 31, 2015.

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

Other Proceedings
The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company has recorded reserves of $1.29 million and $1.38 million relating to these claims as of June 30, 2014 and December 31, 2013, respectively.

(8)	Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) by component for the three and six months ended June 30, 2014:

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at March 31, 2014	$48,305	$(358)	$—	$47,947
Other comprehensive income (loss) before reclassifications	(615)	—	—	(615)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(168)	—	—	(168)
Net current-period other comprehensive income (loss)	(783)	—	—	(783)
Balance at June 30, 2014	$47,522	$(358)	$—	$47,164

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at December 31, 2013	$48,514	$(705)	$(94)	$47,715
Other comprehensive income (loss) before reclassifications	(615)	—	—	(615)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(377)	347	94	64
Net current-period other comprehensive income (loss)	(992)	347	94	(551)
Balance at June 30, 2014	$47,522	$(358)	$—	$47,164

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at March 31, 2014	$(85,404)	$(1,309)	$(6,228)	$(92,941)
Other comprehensive income (loss) before reclassifications	(615)	—	—	(615)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2,039	—	79	2,118
Net current-period other comprehensive income (loss)	1,424	—	79	1,503
Balance at June 30, 2014	$(83,980)	$(1,309)	$(6,149)	$(91,438)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at December 31, 2013	$(87,405)	$(2,027)	$(6,307)	$(95,739)
Other comprehensive income (loss) before reclassifications	(615)	—	—	(615)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	4,040	718	158	4,916
Net current-period other comprehensive income (loss)	3,425	718	158	4,301
Balance at June 30, 2014	$(83,980)	$(1,309)	$(6,149)	$(91,438)

Details about these reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and three and six months ended June 30, 2013, respectively, are as follows:

Puget Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)		2014	2013	2014	2013
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$484	$499	$1,165	$999
Amortization of net gain (loss)	(a)	(98)	(1,177)	(456)	(2,209)
	Total before tax	386	(678)	709	(1,210)
	Tax (expense) or benefit	(135)	237	(248)	422
	Net of Tax	$251	$(441)	$461	$(788)
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: electric derivatives	Purchased electricity	—	—	(534)	164
	Tax (expense) or benefit	—	—	187	(57)
	Net of Tax	$—	$—	$(347)	$107
Net unrealized gain (loss) on interest rate swaps:
Interest rate contracts	Interest expense	—	(1,325)	(144)	(2,639)
	Tax (expense) or benefit	—	464	50	924
	Net of Tax	$—	$(861)	$(94)	$(1,715)
Total reclassification for the period	Net of Tax	$251	$(1,302)	$20	$(2,396)
__________

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (see Note 5 for additional details).

Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)		2014	2013	2014	2013
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$381	$389	$762	$781
Amortization of net gain (loss)	(a)	(3,516)	(5,661)	(6,975)	(11,260)
	Total before tax	(3,135)	(5,272)	(6,213)	(10,479)
	Tax (expense) or benefit	1,097	1,845	2,175	3,666
	Net of Tax	$(2,038)	$(3,427)	$(4,038)	$(6,813)
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: electric derivatives	Purchased electricity	—	—	(1,104)	(2,786)
	Tax (expense) or benefit	—	—	386	975
	Net of Tax	$—	$—	$(718)	$(1,811)
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	Interest expense	(122)	(122)	(244)	(244)
	Tax (expense) or benefit	43	43	86	86
	Net of Tax	$(79)	$(79)	$(158)	$(158)
Total reclassification for the period	Net of Tax	$(2,117)	$(3,506)	$(4,914)	$(8,782)
__________

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (see Note 5 for additional details).

(9)	Other

Jefferson County Public Utility District (JPUD)
PSE completed the sale of its electric infrastructure assets located in Jefferson County and the transition of electrical services in the county to JPUD on March 31, 2013. The proceeds from the sale exceeded the transferred assets' net carrying value of $46.7 million resulting in a pre-tax gain of approximately $60.0 million. In its 2010 order on the subject, the Washington Commission stated that PSE must maintain such separate accounts and accounting entries as are necessary to preserve fully the Washington Commission’s opportunity to consider in an appropriate proceeding the disposition of proceeds of sale and rate treatment of this transaction. As a result, the gain was deferred and recorded as a regulatory liability until the Washington Commission determines the accounting and ratemaking treatment. On October 31, 2013, PSE filed an accounting petition for a Washington Commission order authorizing PSE to retain $45.0 million of the gain and to return $15.0 million to its remaining customers over a period of forty-eight months. On March 28, 2014, intervenors filed response testimonies containing their respective proposals for allocation of the gain, which included a proposal of up to $57.0 million to customers and $3.0 million to PSE. PSE filed rebuttal testimony and intervenors filed cross-answering testimony on April 22, 2014. The Washington Commission held evidentiary hearings in this matter on May 21, 2014. Initial legal briefs were filed on June 10, 2014 and reply briefs were filed on June 17, 2014. A final order is anticipated in the third quarter of this year.
For federal income tax purposes, the Company will elect to treat the transaction as an involuntary conversion under the Internal Revenue Code which allows for deferral of the tax gain if PSE acquires qualified replacement property by December 31, 2015. Based on PSE's current construction program projection, it anticipates meeting this requirement through such purchases by that date.

Credit Facilities
In April 2014, subsequent to the close of the first quarter, the Company completed a one-year extension on the liquidity and hedging facilities of PSE, extending the maturity from February 2018 to April 2019 and updating or clarifying the definitions of other terms and conditions of the facilities from when they were committed in 2013. At this same time, the Company completed an amendment to the senior secured credit facility of Puget Energy, extending the maturity from February 2017 to April 2018, updating the fee structure, eliminating a financial covenant and updating or clarifying the definitions of other terms and conditions of the facility.

Term Loans
In June 2014, Puget Energy entered into three bilateral term loans, with two and three year maturities, which in total, equal $299.0 million . The proceeds of these term loans were used to pay off the outstanding Puget Energy credit facility balance, which subsequently allows the Company to carry the debt with lower interest expense. The terms, conditions and covenants are consistent with each other and the credit facility agreements, with the exception of maturity and price.

Treasury Grants
PSE received two treasury grants in the amount of $107.8 million, related to Baker and Snoqualmie hydro facilities. These grants have been accounted as a reduction to utility plant and will be amortized over the life of the plant based on Washington Commission authorization. The previous treatment of grants by the Washington Commission is to amortize the grants over 10 years instead of the plant life. The grants are also recorded as a regulatory liability due to the 10 year amortization and treatment.

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

These commitments and investments related to utility infrastructure and customer service may give rise to expenditures that may not be recovered timely through the ratemaking process.  PSE has undertaken several initiatives to reduce the volatility and regulatory lag in the business. During 2013, PSE completed an ERF, which is a limited scope rate proceeding, and established a decoupling mechanism for gas operations and electric transmission, distribution and administrative costs. The ERF proceeding established baseline rates on which the decoupling mechanism will operate on going forward. The ERF also established a property tax tracker mechanism in which any difference between amounts in rates and property tax payments will be deferred and recovered in an annual filing based on the annual cash payments for the year.
The decoupling mechanism allows PSE to recover costs on a per customer basis rather than on a consumption basis. Included in the decoupling petition was a rate plan that allowed PSE to earn its rate of return over the rate plan period. The rate plan included predetermined annual increases to PSE’s allowed electric and natural gas revenue. This plan, with limited exceptions (Power Cost Only Rate Cases (PCORC) or emergency rate relief), requires PSE to file a general rate case no sooner than April 1, 2015 and no later than April 1, 2016. The decoupling mechanism also allows for decoupling revenue on a per customer basis to subsequently increase by 3.0% for electric customers and 2.2% for natural gas customers on January 1 of each year, until the conclusion of PSE’s next general rate case.
In October 2013, PSE completed a power cost only rate case (PCORC) filing which allows PSE to recover certain generation investments and updates PSE’s overall normalized power supply costs. As a result, PSE decreased electric rates by $10.5 million, annually, effective November 1, 2013.
In October 2013, PSE received approval of its pipeline integrity program that would accelerate and enhance the safety of the natural gas system and ultimately reduce costs. Under the plan, PSE would be allowed to file a tariff revision, to recover its costs associated with the acceleration of the replacement of natural gas pipelines, with the Washington Commission.
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
PSE generates revenue and cash flow primarily from the sale of electric and natural gas services to residential and commercial customers within a service territory covering approximately 6,000 square miles, principally in the Puget Sound region of the state of Washington. PSE is currently in balance between its load requirements and generation resources for the next couple of years. The Company's external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs. PSE requires access to bank and capital markets to meet its financing needs.
For the three and six months ended June 30, 2014, as compared to the same periods in 2013, PSE's net income was affected primarily by the following factors: (1) changes in unrealized gain and loss in derivatives instruments for energy contracts; (2) an increase in electric and natural gas margin; and (3) a decrease in other income due to lower regulatory income and interest and dividend income.
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

Regulation of PSE Rates and Recovery of PSE Costs. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission. The Washington Commission has traditionally required that these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover year-to-year cost growth, thus rate increases are required. If, in a particular year, PSE's costs are higher than what is currently allowed to be recovered in rates, revenue may not be sufficient to permit PSE to earn its allowed return. In addition, the Washington Commission determines whether expenses and investments are reasonable and prudent in providing electric and natural gas service. If the Washington Commission determines that part of PSE's costs do not meet the standard applied, those costs may be disallowed partially or entirely and not recovered in rates. With the implementation of PSE’s electric and gas decoupling mechanisms, which went into effect on July 1, 2013, PSE is able to recover its delivery-system cost based on number of customers as opposed to volumetric sales.

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

Power Cost Only Rate Case. On October 23, 2013, the Washington Commission approved an update on the Company's PCORC, effective November 1, 2013, which reflected decreases in the overall normalized power supply costs. This resulted in an estimated revenue decrease of $10.5 million or 0.5% annually.
On May 23, 2014, PSE filed its 2014 PCORC. The filing proposes a decrease of $9.6 million (or an average of approximately 0.5%) in the Company's overall power supply costs with an effective date of December 1, 2014.

Expedited Rate Filing. On February 4, 2013, PSE filed revised tariffs seeking to update its rates established in its base rate proceedings in May 2012. This filing, known as ERF, was limited in scope and rate impact. This filing was primarily intended to establish baseline rates on which the decoupling mechanisms, described below, are proposed to operate. The filing also provided for the collection of property taxes through a property tax tracker mechanism based on cash payments of property tax made by

PSE during the year. Any difference between the amounts in rates and property tax payments will be deferred and recovered in a property tax tracker based on the annual cash payments for the year.

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
PSE's rates related to the cumulative deferred decoupling mechanism, accrued by each rate group through the calendar year and effective May 1 in the following year, will be subject to a 3.0% “soft cap” on rate increases. Any amount in excess of the soft cap will be added to the decoupling tracker in subsequent rate periods, subject to a 3.0% soft cap on rate increases in the subsequent year. In addition, PSE and its customers share 50.0% each in any earnings in excess of the authorized rate of return of 7.77%. The customer's share of any over earnings will be returned to customers over the subsequent 12 month period beginning May 1 of each year.

Washington Commission Decision. PSE filed a settlement agreement with the Washington Commission on March 22, 2013. The agreement was intended to settle all issues regarding decoupling, the power purchase agreement with TransAlta Centralia and the ERF, which included the property tax tracker. The Washington Commission placed these filings under a common procedural schedule. On June 25, 2013, the Washington Commission issued three final orders resolving the amended decoupling petition, the ERF filing and the Petition for Reconsideration. One of the orders rejected the multi-party settlement agreement between PSE, NWEC and Commission Staff due to uncertainty regarding the legality of approving a settlement that would resolve multiple filings. An order also approved PSE's ERF filing with a small change to its cost of capital from 7.80% to 7.77% to update long term debt costs. The second order approved the property tax tracker discussed above. In addition, this order approved the amended decoupling and rate plan filing as filed by PSE and NWEC on March 4, 2013 with the requirement that PSE update the underlying ERF rates for the change in cost of capital, and with the further condition that PSE and the customers will share 50.0% each in earnings in excess of the 7.77% authorized rate of return. The third order granted in part, and denied in part, PSE’s Petition for Reconsideration with respect to the power purchase agreement with Transalta, clarifying certain portions of the Washington Commission’s original order.
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
On July 24, 2013, the Public Counsel Division of the Washington State Attorney General's Office (Public Counsel) and the ICNU each filed a petition in Thurston County Superior Court (the Court) seeking judicial review of various aspects of the Washington Commission's ERF and decoupling mechanism final order. The parties' petition argues that the order violates various procedural and substantive requirements of the Washington Administrative Procedure Act, and so requests that it be vacated and that the matter be remanded to the Washington Commission. Oral arguments regarding this matter were held on May 9, 2014. On June 25, 2014, the court issued a letter decision in which it affirmed the attrition adjustment (escalating factors referred to as the K-Factor) and the Washington Commission's decision not to consider the case as a general rate case, but reversed and remanded the cost of equity for further adjudication consistent with the court's decision.

Other Proceedings. On April 24, 2014, the Washington Commission approved PSE’s request to change rates under its electric and natural gas decoupling mechanism, effective May 1, 2014.  The rate change incorporated the effects of an increase to the allowed delivery revenue per customer as well as true-ups to the rate from the prior year.  This represents a rate increase for electric of $10.6 million, or 0.5% annually, and a rate decrease for natural gas of $1.0 million, or 0.1% annually.
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
On April 24, 2014, the Washington Commission also approved PSE’s request to change rates under its electric and natural gas conservation riders, effective May 1, 2014.  The rate change incorporated the effects of changes in the annual conservation budgets as well as true-ups to the rate from the prior year.  The rate change represents a rate increase for electric of $12.2 million, or 0.5% annually, and a rate increase for natural gas of $0.3 million.

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

PSE had a favorable PCA imbalance for the three months ended June 30, 2014, which was $0.6 million below the “power cost baseline” level, of which no amount was apportioned to customers. PSE had an unfavorable PCA imbalance for the six months ended June 30, 2014 which was $18.5 million above the "power cost baseline" level, of which no amount was apportioned to customers. This compares to a favorable imbalance for the three and six months ended June 30, 2013 of $23.7 million and $39.0 million, respectively, of which $9.5 million was apportioned to customers.
As discussed above, the Washington Commission approved rate increases related to the recovery of PSE's electric delivery system costs. The following table sets forth the associated electric rate adjustments approved by the Washington Commission and the corresponding impact to PSE's annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Rates (Dollars in Millions)
Conservation Rider	May 1, 2014	0.5%	$12.2
Decoupling Rate Filing	May 1, 2014	0.5	10.6
Property Tax Tracker	May 1, 2014	0.5	11.0
PCORC	November 1, 2013	(0.5)	(10.5)
Decoupling Rate Filing	July 1, 2013	1.0	21.4
Expedited Rate Filing	July 1, 2013	1.5	30.7

In addition, PSE will be increasing the allowed delivery revenue per customer under the Decoupling filing by 3.0% for electric customers on January 1 of each year until the conclusion of PSE's next general rate case.

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
On October 30, 2013, the Washington Commission approved PSE's Pipeline Replacement Program Plan (PRPP) that would accelerate and enhance the safety of the natural gas system and ultimately reduce costs. Under the PRPP plan, PSE would be allowed to file a tariff revision, to recover its costs associated with the acceleration of the replacement of natural gas pipelines, with the Washington Commission.
On May 30, 2014, PSE filed a rate change under its natural gas cost recovery mechanism (CRM). The purpose of the CRM filing was to submit a tariff filing to recover the incremental cost of investments made under PSE’s approved Pipeline Replacement Program Plan (PRPP). This filing will be subsequently updated for actual investments to coincide with the requested recovery period of November 1, 2013, through October 31, 2014.
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

In addition, PSE will be increasing the allowed delivery revenue per customer under the Decoupling filing by 2.2% for natural gas customers on January 1 of each year until the conclusion of PSE's next general rate case.

Weather Conditions. Weather conditions in PSE's service territory have a significant impact on customer energy usage, affecting PSE's billed revenue and energy supply expenses. PSE's operating revenue and associated energy supply expenses are not generated evenly throughout the year. While both PSE's electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and month to month within a season, primarily as a result of weather conditions. PSE normally experiences its highest retail energy sales, and subsequently higher power costs, during the winter heating season in the first and fourth quarters of the year and its lowest sales in the third quarter of the year. Varying wholesale electric prices and the amount of hydroelectric energy supplies available to PSE also make quarter-to-quarter comparisons difficult. PSE reported lower customer usage in the six months ended June 30, 2014, primarily due to Pacific Northwest temperatures being warmer on average as compared to the same period in the prior year. The actual average temperature during the six months ended June 30, 2014 was 51.68 degrees, or 1.01 degrees warmer than the same period in the prior year, and 1.79 degrees warmer when compared to the historical average.

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
PSE owns a 25% share of Colstrip Unit 4 coal fired plant in eastern Montana. PSE's share of the unit's net maximum capacity is 185.0 Megawatt (MWs). On July 1, 2013, Colstrip Unit 4 was tripped off-line.  Upon inspection of the unit, significant damage was observed to the generator which required repairs to the stator, core and rotor. The unit was returned to service in January 2014. PSE's share of the repair costs, which are capital expenditures, was $8.0 million. The repair costs for the plant are covered by insurance and are subject to PSE's share of the deductible of $0.6 million. As a result of the outage, power costs increased approximately $2.4 million in 2014. The power costs are subject to the PCA mechanism sharing bands, of which PSE's share of the cost increase is $2.4 million.

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

IBEW Contract. The term of PSE and the International Brotherhood of Electrical Workers Local Union 77 (IBEW) contract expired on March 31, 2014. Since the expiration, the IBEW has been working without a contract. PSE extended an offer to the IBEW on April 2, 2014, which was rejected by the IBEW. PSE extended another offer to the IBEW on June 24, 2014, which PSE believes enables PSE to attract and retain a highly skilled workforce to safely and efficiently perform their duties. The IBEW negotiation committee declined to recommend ratification. The parties met with a federal mediator in July.

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items which impacted PSE's results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
Puget Sound Energy (Dollars in Thousands)	2014	2013	Favorable/ (Unfavorable)	2014	2013	Favorable/ (Unfavorable)
Operating revenue:
Electric
Residential sales	$237,365	$246,267	(3.6)%	$596,208	$607,185	(1.8)%
Commercial sales	200,114	188,162	6.4	429,199	414,118	3.6
Industrial sales	26,887	22,715	18.4	53,922	49,525	8.9
Other retail sales, including unbilled revenue	(21,383)	(11,714)	(82.5)	(46,775)	(22,996)	(103.4)
Total retail sales	442,983	445,430	(0.5)	1,032,554	1,047,832	(1.5)
Transportation sales	2,381	2,334	2.0	4,369	4,180	4.5
Sales to other utilities and marketers	6,583	9,156	(28.1)	20,622	18,142	13.7
Decoupling revenue	13,494	—	*	26,171	—	*
Other	10,139	4,737	*	25,417	6,137	*
Total electric operating revenue	475,580	461,657	3.0	1,109,133	1,076,291	3.1
Gas
Residential sales	109,394	113,159	(3.3)	374,802	374,343	0.1
Commercial sales	54,408	54,751	(0.6)	159,177	161,307	(1.3)
Industrial sales	5,088	5,287	(3.8)	13,879	15,005	(7.5)
Total retail sales	168,890	173,197	(2.5)	547,858	550,655	(0.5)
Transportation sales	4,180	3,929	6.4	8,445	7,990	5.7
Decoupling revenue	7,306	—	*	8,093	—	*
Other	3,559	3,602	(1.2)	6,982	6,848	2.0
Total gas operating revenue	183,935	180,728	1.8	571,378	565,493	1.0
Non-utility operating revenue	3,401	101	*	7,780	409	*
Total operating revenue	662,916	642,486	3.2	1,688,291	1,642,193	2.8
Operating expenses:
Energy costs
Purchased electricity	114,627	112,543	(1.9)	295,785	287,587	(2.9)
Electric generation fuel	34,795	40,737	14.6	110,232	99,823	(10.4)
Residential exchange	(23,621)	(14,963)	57.9	(53,624)	(37,515)	42.9
Purchased gas	76,272	79,487	4.0	267,578	269,470	0.7
Net unrealized (gain) loss on derivative instruments	(17,094)	27,376	*	(24,364)	(45,365)	(46.3)
Utility operations and maintenance	134,883	130,286	(3.5)	278,960	259,521	(7.5)
Non-utility expense and other	5,374	3,028	(77.5)	11,548	6,120	(88.7)
Depreciation	92,462	90,301	(2.4)	183,646	178,480	(2.9)
Amortization	12,735	6,433	(98.0)	23,270	12,177	(91.1)
Conservation amortization	22,526	22,469	(0.3)	51,508	56,576	9.0
Taxes other than income taxes	67,772	53,695	(26.2)	168,590	153,638	(9.7)
Total operating expenses	520,731	551,392	5.6	1,313,129	1,240,512	(5.9)
Operating income (loss)	142,185	91,094	56.1	375,162	401,681	(6.6)
Other income	4,621	10,846	(57.4)	8,860	22,857	(61.2)
Other expense	(1,644)	(1,454)	(13.1)	(3,226)	(2,996)	(7.7)
Interest expense	(63,987)	(62,643)	(2.1)	(126,997)	(124,000)	(2.4)
Income (loss) before income taxes	81,175	37,843	114.5	253,799	297,542	(14.7)
Income tax (benefit) expense	23,341	11,180	(108.8)	74,883	90,941	17.7
Net income (loss)	$57,834	$26,663	116.9%	$178,916	$206,601	(13.4)%
__________

*	Not meaningful

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

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE's service territory. The following table displays the details of PSE's electric margin changes:

Electric Margin	Three Months Ended June 30,		Favorable/ (Unfavorable)	Six Months Ended June 30,
(Dollars in Thousands)	2014	2013		2014	2013	Favorable/ (Unfavorable)
Electric operating revenue:
Residential sales	$237,365	$246,267	(3.6)%	$596,208	$607,185	(1.8)%
Commercial sales	200,114	188,162	6.4	429,199	414,118	3.6
Industrial sales	26,887	22,715	18.4	53,922	49,525	8.9
Other retail sales, including unbilled revenues	(21,383)	(11,714)	(82.5)%	(46,775)	(22,996)	(103.4)
Total retail sales	442,983	445,430	(0.5)	1,032,554	1,047,832	(1.5)
Transportation sales	2,381	2,334	2.0	4,369	4,180	4.5
Sales to other utilities and marketers	6,583	9,156	(28.1)	20,622	18,142	13.7
Decoupling revenue	13,494	—	*	26,171	—	*
Other	10,139	4,737	*	25,417	6,137	*
Total electric operating revenues[1]	475,580	461,657	3.0	1,109,133	1,076,291	3.1
Minus power costs:
Purchased electricity[1]	114,627	112,543	(1.9)	295,785	287,587	(2.9)
Electric generation fuel[1]	34,795	40,737	14.6	110,232	99,823	(10.4)
Residential exchange[1]	(23,621)	(14,963)	57.9	(53,624)	(37,515)	42.9
Total electric power costs	125,801	138,317	9.0	352,393	349,895	(0.7)
Electric margin[2]	$349,779	$323,340	8.2%	$756,740	$726,396	4.2%
______________

*	Not meaningful

[1]	As reported on PSE’s Consolidated Statement of Income.

[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Electric margin increased $26.4 million and $30.3 million, or 8.2% and 4.2%, to $349.8 million and $756.7 million from $323.3 million and $726.4 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. Following is a discussion of significant items that impact electric operating revenue and electric energy costs, which are included in electric margin:

Electric Operating Revenue
Electric operating revenues increased $13.9 million, or 3.0%, to $475.6 million from $461.7 million for the three months ended June 30, 2014 as compared to the same period in 2013. The increase in operating revenues was primarily due to higher miscellaneous operating revenues of $5.4 million and decoupling revenue related to under-collection of $13.5 million. The increase was partially offset by lower sales to other utilities and marketers of $2.6 million and electric retail sales of $2.4 million. These items are discussed in more detail below.
Electric operating revenues increased $32.8 million, or 3.1%, to $1,109.1 million from $1,076.3 million for the six months ended June 30, 2014 as compared to the same period in 2013. The increase in operating revenues was primarily due to higher decoupling revenue related to under-collection of $26.2 million, miscellaneous operating revenues of $19.3 million, and higher sales to other utilities and marketers of $2.5 million. The increase was partially offset by lower electric retail sales of $15.3 million. These items are discussed in more detail below.
Electric retail sales decreased $2.4 million, or 0.5%, to $443.0 million from $445.4 million for the three months ended June 30, 2014 as compared to the same period in 2013. The decrease in electric retail sales primarily resulted from a revenue decrease of $8.0 million due to lower retail electricity usage of 84,038 MWhs, or 1.8% during the three months ended June 30, 2014 as compared to the same period in the prior year. The decrease was offset by a net revenue increase of $5.5 million due to the rate increase primarily related to PSE's ERF and decoupling rate increase which became effective on July 1, 2013.
Electric retail sales decreased $15.3 million, or 1.5%, to $1,032.6 million from $1,047.8 million for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease in electric retail sales primarily resulted from a revenue decrease of $24.90 million due to lower retail electricity usage of 253,478 MWhs, or 2.4% during the six months ended June 30, 2014 as compared to the same period in the prior year. The decrease was offset by a net revenue increase of $9.6 million due to the rate increase primarily related to PSE's ERF and decoupling rate increase which became effective on July 1, 2013.
Sales to other utilities and marketers decreased $2.6 million, or 28.1%, to $6.6 million from $9.2 million for the three months ended June 30, 2014 as compared to the same period in 2013. The decrease was primarily driven by a decrease of $2.3 million due to lower wholesale price for the three months ended June 30, 2014.
Sales to other utilities and marketers increased $2.5 million, or 13.7%, to $20.6 million from $18.1 million for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase of $2.6 million due to higher wholesale electricity prices.
Decoupling revenues of $13.5 million and $26.2 million were recorded for the three and six months ended June 30, 2014, respectively, due to lower volumetric revenues compared to the allowed decoupled revenues per customer. The decoupling revenue or liability will be recovered from or passed back to customers through a future rate filing beginning May 1, 2015.
Other electric operating revenue increased $5.4 million to $10.1 million from $4.7 million for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily the result of an increase of $1.5 million due to higher non-core gas sales and an increase of $3.1 million due to higher miscellaneous electric revenue for the three months ended June 30, 2014.
Other electric operating revenue increased $19.3 million to $25.4 million from $6.1 million for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily the result of an increase of $10.5 million due to higher non-core gas sales and an increase of $7.6 million due to higher miscellaneous electric revenue.

Electric Energy Costs
Purchased electricity expense increased $2.1 million, or 1.9%, to $114.6 million from $112.5 million for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily the result of a $9.5 million increase related to higher energy purchases for the three months ended June 30, 2014. Also contributing to the increase was an increase of $3.7 million in transmission expense. The increase was partially offset by $1.8 million market price offset related to generation plant in the PCA mechanism. The PCA mechanism provides the customer an offset for the market power purchases built into current rates that will not be incurred during the deferral period.
Purchased electricity expense increased $8.2 million, or 2.9%, to $295.8 million from $287.6 million for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily the result of a $12.0 million increase primarily related to higher energy purchases for the six months ended June 30, 2014. Also contributing to the increase was an increase of $7.3 million in transmission expense. The increase was partially offset by $5.9 million market price offset related to generation plant in the PCA mechanism. The PCA mechanism provides the customer an offset for the market power purchases built into current rates that will not be incurred during the deferral period.
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
Electric generation fuel expense decreased $5.9 million, or 14.6%, to $34.8 million from $40.7 million for the three months ended June 30, 2014 as compared to the same period in 2013. The decrease was primarily due to a $6.1 million decrease in fuel expense at PSE's combustion turbine facilities primarily due to lower volumes of electricity generation from PSE's combustion turbine facilities as a result of increases in hydroelectric and wind generation of 194,912 MWhs, or 11.1%, for the three months ended June 30, 2014 as compared to the same period in 2013.
Electric generation fuel expense increased $10.4 million, or 10.4%, to $110.2 million from $99.8 million for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily due to a $10.7 million increase in fuel expense at PSE's combustion turbine facilities.
Residential exchange credits increased $8.7 million, or 57.9%, to $23.6 million from $15.0 million for the three months ended June 30, 2014 as compared to the same period in 2013 as a result of higher electric residential and farm customer sales volumes associated with the BPA REP. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income. An additional $62.9 million of REP benefit will be provided to customers between June 1, 2014 and May 31, 2015.
Residential exchange credits increased $16.1 million, or 42.9%, to $53.6 million from $37.5 million for the six months ended June 30, 2014 as compared to the same period in 2013 as a result of higher electric residential and farm customer sales volumes associated with the BPA REP. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

Natural Gas Margin
Gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE's service territory. The following table displays the details of PSE's natural gas margin:

Natural Gas Margin	Three Months Ended June 30,		Favorable/ (Unfavorable)	Six Months Ended June 30,
(Dollars in Thousands)	2014	2013		2014	2013	Favorable/ (Unfavorable)
Gas operating revenue:
Residential sales	$109,394	$113,159	(3.3)%	$374,802	$374,343	0.1%
Commercial sales	54,408	54,751	(0.6)	159,177	161,307	(1.3)
Industrial sales	5,088	5,287	(3.8)	13,879	15,005	(7.5)
Total retail sales	168,890	173,197	(2.5)	547,858	550,655	(0.5)
Transportation sales	4,180	3,929	6.4	8,445	7,990	5.7
Decoupling revenue	7,306	—	*	8,093	—	*
Other	3,559	3,602	(1.2)	6,982	6,848	2.0
Total gas operating revenues[1]	183,935	180,728	1.8	571,378	565,493	1.0
Minus purchased gas costs[1]	76,272	79,487	4.0	267,578	269,470	0.7
Natural gas margin[2]	$107,663	$101,241	6.3%	$303,800	$296,023	2.6%
______________

*	Not meaningful

[1]	As reported on PSE's Consolidated Statement of Income.

[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Natural gas margin increased $6.4 million and $7.8 million, or 6.3% and 2.6%, to $107.7 million and $303.8 million from $101.2 million and $296.0 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. Following is a discussion of significant items of gas operating revenue and gas energy costs which are included in gas margin:

Gas Operating Revenue
Gas operating revenues increased $3.2 million and $5.9 million, or 1.8% and 1.0%, to $183.9 million and $571.4 million from $180.7 million and $565.5 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increase for the three and six months ended June 30, 2014 was due primarily to an increase in decoupling revenue that was partially offset by a decrease in natural gas retail sales, as discussed in more detail below.

Decoupling revenues of $7.3 million and $8.1 million were recorded for the three and six months ended June 30, 2014, respectively, due to lower volumetric revenues compared to the allowed decoupled revenues per customer. The decoupling revenue or liability will be recovered from or passed back to customers through a future rate filing beginning May 1, 2015.
Natural gas retail sales decreased $4.3 million, or 2.5%, to $168.9 million from $173.2 million for the three months ended June 30, 2014 as compared to the same period in 2013. The decrease was primarily due to a decrease of $8.3 million, or 4.8%, in natural gas therm sales and offset by the result of a net revenue increase of $4.0 million for the three months ended June 30, 2014 primarily due to the rate increase primarily related to PSE's decoupling rate increase which became effective on July 1, 2013 and PGA rate increase which became effective on November 1, 2013.
Natural gas retail sales decreased $2.8 million, or 0.5%, to $547.9 million from $550.7 million for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease was primarily due to a decrease of $8.1 million, or 1.5%, in natural gas therm sales and offset by the result of a net revenue increase of $5.3 million for the six months ended June 30, 2014 primarily due to the rate increase primarily related to PSE's decoupling rate increase which became effective on July 1, 2013 and PGA rate increase which became effective on November 1, 2013.

Gas Energy Costs
Purchased gas expenses decreased $3.2 million, or 4.0%, to $76.3 million from $79.5 million for the three months ended June 30, 2014 as compared to the same period in 2013. The decrease was primarily due to a reduction in customer usage of 4.8% and partially offset by higher natural gas costs reflected in PGA rates effective November 1, 2013 for the three months ended June 30, 2014 as compared to the same period in 2013.
Purchased gas expenses decreased $1.9 million, or 0.7%, to $267.6 million from $269.5 million for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease was primarily due to a reduction in customer usage of 1.5% and partially offset by higher natural gas costs reflected in PGA rates effective November 1, 2013 for the six months ended June 30, 2014 as compared to the same period in 2013.
The PGA mechanism provides the rates used to determine natural gas costs based on customer usage. The rate decrease was the result of decreasing costs of wholesale natural gas. The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or payable, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable balance in the PGA mechanism reflects an underrecovery of natural gas cost through rates. A payable balance reflects overrecovery of natural gas cost through rates. The PGA mechanism receivable balance at June 30, 2014 was $12.5 million.

Non-utility Operating Revenue
Non-utility operating revenue increased $3.3 million to $3.4 million from $0.1 million for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily driven by $3.2 million revenue related to PSE's Biogas sales during the three months ended June 30, 2014.
Non-utility operating revenue increased $7.4 million to $7.8 million from $0.4 million for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily driven by $7.2 million revenue related to PSE's Biogas sales during the six months ended June 30, 2014.

Other Operating Expenses
Net unrealized gain on derivative instruments increased $44.5 million to a gain of $17.1 million from a loss of $27.4 million for the three months ended June 30, 2014 as compared to the same period in 2013. The net gain during the three months ended June 30, 2014 was due to a gain of $20.0 million related to PSE's electric derivative instruments and a loss of $2.9 million related to natural gas derivative instruments. This compares to losses of $6.0 million and $21.4 million related to PSE's electric and natural gas derivative instruments, respectively, during the same period in 2013. The decrease was primarily due to an increase in the price of natural gas and the wholesale electricity forward prices were flat over the three-year tenor of PSE's energy supply hedging program.
Net unrealized gain on derivative instruments decreased $21.0 million to $24.4 million from $45.4 million for the six months ended June 30, 2014 as compared to the same period in 2013. The net gain during the six months ended June 30, 2014 was due to a gain of $12.5 million related to PSE's natural gas derivative instruments and a gain of $11.9 million related to electric derivative instruments. This compares to gains of $43.3 million and $2.1 million related to PSE's electric and natural gas derivative instruments, respectively, during the same period in 2013. The decrease was primarily due to an increase in the price of natural gas and the wholesale electricity forward prices were flat over the three-year tenor of PSE's energy supply hedging program.
Utility operations and maintenance expense increased $4.6 million, or 3.5%, to $134.9 million from $130.3 million for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase of $5.6 million in customer service expenses, mostly related to uncollectible accounts expense, and an increase of $0.9 million in electric transmission & distribution expenses. The increase was offset by a decrease of $1.4 million in production operations and maintenance expenses, $0.5 million in administrative & general expense and $0.4 million in gas operations expense, for the three months ended June 30, 2014.
Utility operations and maintenance expense increased $19.4 million, or 7.5%, to $279.0 million from $259.5 million for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase of $11.1 million in customer service expenses, mostly related to uncollectible accounts expense, an increase of $8.5 million in electric transmission & distribution expenses, and an increase of $0.9 million in low income program expenses. Additionally, offsetting the increase was a decrease of $1.0 million in administrative & general expenses for the six months ended June 30, 2014.
Non-utility operations and maintenance expense increased $2.3 million to $5.4 million from $3.0 million for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase of $2.6 million in expense related to PSE's Biogas sales during the three months ended June 30, 2014.
Non-utility operations and maintenance expense increased $5.4 million to $11.5 million from $6.1 million for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily driven by an increase of $5.6 million in expense related to PSE's Biogas sales during the six months ended June 30, 2014.
Depreciation expense increased $2.2 million and $5.2 million, or 2.4% or 2.9%, to $92.5 million and $183.6 million from $90.3 million and $178.5 million for the three and six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily due to electric depreciation in the amount of $7.2 million caused by additional capital expenditures placed into service, net of retirements, such as Snoqualmie Falls and Baker hydroelectric generating facility projects, which went into service in July 2013. Gas depreciation also increased in the amount of $1.6 million, mainly due to new additions. The increase was offset by a decrease of $3.7 million in common utility plant depreciation, mainly due to the retirement of computer equipment since June 2013.
Amortization expense increased $6.3 million, or 98.0%, to $12.7 million from $6.4 million for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was due to a reduction in regulatory credits of $4.8 million for the three months ended June 30, 2014 mainly related to Ferndale and Snoqualmie fixed costs. Also contributing to the increase was the deferral of generating plants fixed costs of $1.6 million for the three months ended June 30, 2014.
Amortization expense increased $11.1 million, or 91.1%, to $23.3 million from $12.2 million for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was due to a reduction in regulatory credits of $4.5 million for the six months ended June 30, 2014 mainly related to Ferndale and Snoqualmie fixed costs. Also contributing to the increase was $3.2 million of non-PTC regulatory debits and a $3.1 million increase related to CIS project additions related to new computer software which was amortized over the six months ended June 30, 2014.
Conservation amortization decreased $5.1 million, or 9.0%, to $51.5 million from $56.6 million for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease was primarily due to a decrease of $7.5 million in gas conservation amortization, net of the increase of $2.4 million in electric conservation amortization for the six months ended June 30, 2014.
Taxes other than Income Tax increased $14.1 million, or 26.2%, to $67.8 million from $53.7 million for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily due to property and municipal tax for electric utilities of $12.3 million, along with property and municipal tax for gas utilities of $1.7 million for the three months ended June 30, 2014.
Taxes other than Income Tax increased $15.0 million, or 9.7%, to $168.6 million from $153.6 million for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily due to property and municipal tax for electric utilities of $10.4 million, along with property and municipal tax for gas utilities of $4.0 million for the six months ended June 30, 2014.

Other Income and Income Tax Expense
Other income decreased $6.2 million, or 57.4%, to $4.6 million from $10.8 million for the three months ended June 30, 2014, as compared to the same period in 2013. The decrease was primarily due to a decrease of $2.7 million in Allowance for Funds Used During Construction (AFUDC) income mostly related to the decrease in average construction work in process, a decrease of $1.3 million in life insurance gain, and a decrease of $1.8 million in interest income for the three months ended June 30, 2014, as compared to the same period in 2013.
Other income decreased $14.0 million, or 61.2%, to $8.9 million from $22.9 million for the six months ended June 30, 2014, as compared to the same period in 2013. The decrease was primarily due to a decrease of $7.8 million in AFUDC income mostly related to the decrease in average construction work in process, a decrease of $0.8 million in life insurance gain, and a decrease of $5.1 million in interest income for the six months ended June 30, 2014, as compared to the same period in 2013.
Income tax expense increased $12.2 million, or 108.8%, to $23.3 million from $11.2 million for the three months ended June 30, 2014 as compared to the same period in 2013, primarily due to higher federal income tax due to higher pre-tax income largely resulting from higher gains on unrealized derivative instruments.
Income tax expense decreased $16.1 million, or 17.7%, to $74.9 million from $90.9 million for the six months ended June 30, 2014 as compared to the same period in 2013, due to lower federal income tax and lower pre-tax income largely resulting from lower gains on unrealized derivative instruments, and higher utility operations and maintenance costs.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three and six months ended June 30, 2014 and the same periods in 2013 are as follows:

Benefit/(Expense)	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,
(Dollars in Thousands)	2014	2013		2014	2013	Percent Change
PSE net income	$57,834	$26,663	116.9%	$178,916	$206,601	(13.4)%
Other operating revenue	—	—	*	—	111	*
Net unrealized gain on energy derivative instruments	—	—	*	570	2,952	(80.7)
Non-utility expense and other	3,081	3,986	(22.7)	5,836	8,071	(27.7)
Other income	1	1	—	1	1	—
Unhedged interest rate swap (expense) income	(1,360)	1,232	*	(2,107)	2,260	*
Interest expense [1]	(26,625)	(43,113)	38.2	(52,715)	(72,923)	27.7
Income tax benefit (expense)	8,182	12,136	(32.6)	18,204	21,307	(14.6)
Puget Energy net income (loss)	$41,113	$905	4,442.9%	$148,705	$168,380	(11.7)%
__________

*	Not meaningful

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy's net income for the three and six months ended June 30, 2014 was $41.1 million and $148.7 million with operating revenue of $662.9 million and $1.7 billion as compared to a net income of $0.9 million and $168.4 million with operating revenue of $642.5 million and $1.6 billion for the same period in 2013. Other than the items discussed above regarding PSE, which also impacted Puget Energy's net income, interest expense was also a significant factor that impacted Puget Energy's net income.

Interest expense decreased $16.5 million, or 38.2%, to $26.6 million from $43.1 million for the three months ended June 30, 2014 as compared to the same period in 2013. The decrease for the three months ended June 30, 2014 was primarily due to a reduction of $3.0 million in mark-to-market gains on hedged interest rate swap contracts, and a decrease of $1.0 million in interest expense related to Puget Energy's revolving senior secured credit facility as its balance was reduced by $26.0 million during the second quarter of 2013; and the commitment fees and spreads were reduced due to rating upgrade in the first quarter of 2014.
Interest expense decreased $20.2 million, or 27.7%, to $52.7 million from $72.9 million for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease for the six months ended June 30, 2014 was primarily due to a reduction of $1.0 million in mark-to-market gains on hedged interest rate swap contracts, and a decrease of $2.0 million in interest expense related to Puget Energy's revolving senior secured credit facility as its balance was reduced by $80.0 million during the third quarter of 2013; and the commitment fees and spreads were reduced due to rating upgrade in the first quarter of 2014.

Capital Requirements
Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual obligations set forth in Part II, Item 7 in Puget Energy's and PSE's combined annual report on Form 10-K for the year ended December 31, 2013.

The following are PSE’s and Puget Energy’s aggregate availability under commercial commitments as of June 30, 2014:

	Amount of Available Commitments Expiration Per Period
Commercial Commitments (Dollars in Thousands)	Total	2014	2015-2017	2018-2019	Thereafter
PSE liquidity facility [1]	$650,000	$—	$—	$650,000	$—
PSE energy hedging facility [1]	350,000	—	—	350,000	—
Inter-company short-term debt [2]	1,067	—	—	—	1,067
Total PSE commercial commitments	$1,001,067	$—	$—	$1,000,000	$1,067
Puget Energy revolving credit facility [3]	800,000	—	—	800,000	—
Less: Inter-company short-term debt elimination [2]	(1,067)	—	—	—	(1,067)
Total Puget Energy commercial commitments	$1,800,000	$—	$—	$1,800,000	$—
_____________

[1]
As of June 30, 2014, PSE had credit facilities totaling $1.0 billion and no amount had been drawn. These facilities consisted of a $650.0 million liquidity facility to fund operating expenses and serve as a backstop to the Company's commercial paper program, and a $350.0 million hedging facility to support electric and natural gas hedging. The $650.0 million liquidity facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facilities also have an accordion feature that, upon the banks' approval, would increase the total size of these facilities to $1.450 billion. As of June 30, 2014, no letters of credit were outstanding under the facilities and no amount was outstanding under the commercial paper program. Outside of the credit agreements, PSE had a $4.6 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada. In April 2014 the Company completed a one-year extension on both of the liquidity and hedging facilities, extending the maturity from February 2018 to April 2019. The credit agreements are syndicated among numerous lenders. All other terms and conditions of that facility remain unchanged from when it was committed in 2013.

[2]	As of June 30, 2014, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million of which $28.9 million was drawn.

[3]
On June 30, 2014, Puget Energy repaid in full the $299.0 million drawn under the $800.0 million revolving credit facility with proceeds from the issuance of three separate term loan agreements. The revolving credit agreement is syndicated among numerous lenders. The Puget Energy revolving credit facility also has an accordion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. In April 2014, the Company completed a one-year extension on the senior secured credit facility extending the maturity from February 2017 to April 2018. There were no significant changes to other terms and conditions

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, were $217.4 million for the six months ended June 30, 2014.  Presently planned utility construction expenditures, excluding AFUDC, are as follows:

Capital Expenditure Projections (Dollars in Thousands)	2014	2015	2016
Total energy delivery, technology and facilities expenditures	$514,278	$649,230	$622,476

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

Capital Resources
Cash From Operations

Puget Sound Energy
Cash generated from operations for the six months ended June 30, 2014 increased by $67.1 million from $491.4 million generated during the same period in 2013.  The increase in cash flow was primarily the result of an increase in cash related to accounts receivable of $70.1 million, partially offset by a net decrease in cash related to regulatory assets and liabilities of $20.9 million.
Net income decreased by $27.7 million and non-cash items increased by $51.8 million primarily related to an increase in unbilled revenue of $27.8 million and an increase in fair value adjustment of derivative instruments of $21.0 million.

Puget Energy
Cash generated from operations for the six months ended June 30, 2014 was $517.2 million, an increase of $47.9 million from the $469.3 million generated during the six months ended June 30, 2013.  The net increase was positively impacted by $67.6 million from cash provided by the operating activities of PSE, as previously discussed, and slightly offset by a decrease in other long term liabilities. As a result of the merger with Puget Holdings in February 2009, $8.0 million in derivative settlement payments were reclassified to financing activities for the six months ended June 30, 2014 as compared to $26.1 million during the same period in 2013, resulting in a decrease in operating cash flows of $18.0 million. This decrease was due to a decline in the number of contracts settled during 2014 as compared to the prior period. These contracts represent proceeds received from derivative instruments that included financing elements at the merger date.

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
In April 2014, subsequent to the close of the first quarter, the Company completed a one-year extension on both of the liquidity and hedging facilities, extending the maturity from February 2018 to April 2019, and updating or clarifying the definitions of other terms and conditions of the facilities from when they were committed in 2013. The credit agreements are syndicated among numerous lenders and contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreements also contain a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of June 30, 2014, PSE was in compliance with all applicable covenants.
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
As of June 30, 2014, no amount was drawn and outstanding under either PSE's $650.0 million liquidity facility or the $350.0 million energy hedging facility. No letters of credit were outstanding under either facility, and no amount was outstanding under the commercial paper program. Outside of the credit agreements, PSE had a $4.6 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
On June 1, 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a Demand Promissory Note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE's outstanding commercial paper interest rate or PSE's senior unsecured revolving credit facility. Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. At June 30, 2014, $28.9 million was outstanding under the Note. The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE's financial statements.

Puget Energy Credit Facilities
At June 30, 2014, Puget Energy maintained an $800.0 million revolving senior secured credit facility. In April, 2014, subsequent to the quarter close, the Company completed an amendment to the senior secured credit facility, extending the maturity from February 2017 to April 2018, updating the fee structure, eliminating a financial covenant and updating or clarifying the definitions of other terms and conditions of the facility. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of June 30, 2014, there was no amount drawn and outstanding under the facility. As a result of Puget Energy's credit rating upgrade in 2014, the spread over LIBOR was 1.75% and the commitment fee was 0.275% as of the date of this report, Puget Energy entered into interest rate swap contracts to manage the interest rate risk associated with the credit facility or similar variable rate debt (see Note 3 and the "Interest Rate Risk" section in Item 3).
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a Maximum Leverage Ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of June 30, 2014, Puget Energy was in compliance with all applicable covenants.

Term Loans
In June 2014, Puget Energy entered into three bilateral term loans, with two and three year maturities, which in total, equal $299.0 million. The proceeds of the term loans were used to pay off the outstanding Puget Energy credit facility balance, which subsequently allows the Company to carry the debt with lower interest expense. All other terms, conditions and covenants are consistent with each other and the credit facility agreements, with the exception of maturity and price.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE's electric and natural gas mortgage indentures. At June 30, 2014, approximately $429.0 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE's common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission. Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE's corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE's ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3 to one. The common equity ratio, calculated on a regulatory basis, was 48.1% at June 30, 2014 and the EBITDA to interest expense was 4.5 to one for the twelve months then ended.
PSE's ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
Puget Energy's ability to pay dividends is also limited by the merger order issued by the Washington Commission. Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy's ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2 to one. Puget Energy's EBITDA to interest expense was 3.1 to one for the twelve months ended June 30, 2014.
At June 30, 2014, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.

PSE's ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures. Under the most restrictive tests, at June 30, 2014, PSE could issue:

•
Approximately $1.7 billion of additional first mortgage bonds under PSE's electric mortgage indenture based on approximately $2.9 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2014; and

•
Approximately $299.0 million of additional first mortgage bonds under PSE's natural gas mortgage indenture based on approximately $424.5 million of gas bondable property available for issuance, subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2014.

At June 30, 2014, PSE had approximately $7.1 billion in electric and natural gas ratebase to support the interest coverage ratio limitation test for net earnings available for interest.
Upon approval of the merger in 2009, the Company was required to refinance its debt in place at the time of the merger. The Company has met this refinancing requirement as of June 30, 2014.

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
In July 2011, the BPA, PSE and a number of other parties entered into a settlement agreement (2012 REP Settlement) that by its terms, if upheld in its entirety, would resolve the disputes between BPA and PSE regarding REP benefits paid for fiscal years 2002-2011 and determine REP benefits for fiscal years 2012-2028.  In October 2011, certain other parties challenged BPA decisions with regard to its entering into the 2012 REP Settlement agreement.  On October 28, 2013, the Ninth Circuit issued an order dismissing this challenge to this settlement. In light of the disposition of this challenge, the stay of the other pending Ninth Circuit litigation regarding REP benefits was lifted in January 2014. In the order lifting the stay, petitioners (unless they move to voluntarily dismiss their petitions) and intervenors (unless they move to voluntarily withdraw) were directed to file a statement explaining which issues, if any, remain pending. Subsequent to the order lifting the stay, in February 2014, one group of petitioners in the other pending Ninth Circuit litigation moved to dismiss its petition and its motion was granted. Two of the remaining petitioners may seek dismissal of their petitions, but other remaining petitioners are pursuing certain claims relating to the amount of REP benefits paid to utilities, including PSE, for the period of fiscal years 2002 through 2011. PSE is unable to determine what impact these proceedings may have on PSE. However, the Company believes it is unlikely that any unfavorable outcome would have a material adverse effect on PSE because REP benefits received by PSE are passed through directly to REP customers.
With the Ninth Circuit’s decision affirming the 2012 REP Settlement, PSE will receive $62.9 million in REP payments owed under a 2008 agreement, which are in addition to scheduled monthly REP benefits received from BPA under the 2012 REP Settlement. These payments will be given back to PSE's residential and small farm customers through a higher residential exchange credit during the period June 1, 2014 to May 31, 2015.

New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2 of the notes to the consolidated financial statements.

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

EPA Draft Rule 111(d)
On June 2, 2014, the EPA issued a proposed rule under Section 111(d) of the Clean Air Act designed to regulate greenhouse gas emissions from existing power plants.  The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals. Comments on the proposed rule are due by October 16, 2014. PSE is reviewing this proposed rule and is working with key stakeholders to monitor it as it moves forward towards possible final implementation.  However, PSE cannot yet provide a determination of how the final rule, if any, may impact PSE or its existing generation facilities.

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
The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the PCA. PSE's natural gas retail customers are served by natural gas purchase contracts which expose PSE's customers to commodity price risks through the PGA mechanism. All purchased natural gas costs are recovered through customer rates with no direct impact on PSE. Therefore, wholesale market transactions and related hedging strategies are focused on reducing costs and risks where feasible, thus reducing volatility in costs in the portfolio. PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into forward physical electric and natural gas purchase and sale agreements, fixed-for-floating swap contracts, and commodity call/put options. The forward physical electric contracts are both fixed and variable (at index), while the physical natural gas contracts are variable. To fix the price of wholesale electricity and natural gas, PSE may enter into fixed-for-floating swap (financial) contracts. PSE also utilizes natural gas call and put options as an additional hedging instrument to increase the hedging portfolio's flexibility to react to commodity price fluctuations. Approximately 75% of these contracts, including NPNS transactions, are entered into with investment grade counterparties which, in the majority of cases, do not require collateral calls on the contracts.

The following table presents the fair values of the Company's energy derivative instruments, recorded on the balance sheets:

Puget Energy and Puget Sound Energy
(Dollars in thousands)	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$22,925	$9,304	$14,565	$17,731
Long-term	3,977	10,963	3,914	19,581
Total electric derivatives	$26,902	$20,267	$18,479	$37,312
Natural Gas portfolio:
Current	$21,479	$7,591	$4,302	$23,734
Long-term	3,702	5,245	3,819	11,942
Total natural gas derivatives	$25,181	$12,836	$8,121	$35,676
Total energy derivatives	$52,083	$33,103	$26,600	$72,988

At June 30, 2014, the Company had total assets of $52.1 million and total liabilities of $33.1 million related to derivative contracts used to hedge the supply and cost of electricity and natural gas to serve PSE customers. As the gains and losses in the electric portfolio are realized, they will be recorded as either purchased power costs or electric generation fuel costs under the PCA mechanism. Any fair value adjustments relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the PGA mechanism, which passes the cost of natural gas supply to customers. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices on June 30, 2014, of natural gas and electricity would change the fair value of the Company's derivative contracts by $39.0 million.
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
PSE has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. PSE generally enters into the following master arrangements: WSPP agreements which standardize physical power contracts in the electric industry; ISDA agreements which standardize financial gas and electric contracts; and NAESB agreements which standardize physical gas contracts. PSE believes that entering into such agreements reduces the credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as right of set-off in the event of counterparty default. It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss.
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses. Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure. As of June 30, 2014, PSE held approximately $572.7 million in standby letters of credit or limited parental guarantees, and had seven counterparties with unlimited parental guarantees, in support of outstanding transactions.PSE monitors counterparties that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies or have changes in ownership. Counterparty credit risk impacts PSE's decisions on derivative accounting treatment. A counterparty may have a deterioration of credit below investment grade, potentially indicating it is no longer probable that it will fulfill its obligations under a contract (e.g., make a physical delivery upon the contract's maturity). If a forecasted transaction associated with cash flow hedge is probable of not occurring, PSE will reclassify the amounts deferred in accumulated OCI into earnings.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. The fair value of derivatives includes the impact of credit and non-performance reserves. As of June 30, 2014, the Company was in a net liability position with many of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the period. As of June 30, 2014, PSE has posted a $1.0 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger collateral requirements with any of its counterparties, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable rate leases and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of June 30, 2014, Puget Energy had two interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
At June 30, 2014, the fair value of the interest rate swaps was a $12.3 million pre-tax loss. This fair value considers the risk of Puget Energy's non-performance by using Puget Energy's incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate.
A hypothetical 10% increase or decrease in interest rates on June 30, 2014, would change the fair value of Puget Energy's interest rate swaps by $0.9 million.
The following table presents the fair values of Puget Energy's interest rate swaps, recorded on the balance sheet:

Puget Energy (Dollars in Thousands)	June 30, 2014	December 31, 2013
	Liabilities	Liabilities
Interest rate swaps:
Current	$6,795	$6,584
Long-term	5,554	6,639
Total interest rate swaps	$12,349	$13,223

From time to time, PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance. The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at June 30, 2014 was a net loss of $6.1 million after tax compared to an after-tax loss of $6.3 million in OCI as of December 31, 2013. All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors or a committee of the Board, as applicable, and approved prior to execution. PSE had no treasury locks or forward starting swap contracts outstanding at June 30, 2014.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II                    OTHER INFORMATION

Item 1.                      Legal Proceedings

For details on legal proceedings, see the Litigation footnote in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business existed as of June 30, 2014.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

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

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Michael J. Stranik
Michael J. Stranik Controller and Principal Accounting Officer
Date:	July 30, 2014	Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

As permitted under Item 601(b) (4) (iii) (A) of Regulation S-K, instruments defining the rights of holders of unregistered long-term debt term loans of less than 10 percent of the total consolidated assets of Puget Energy and its subsidiaries, have been omitted and Puget Energy agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

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

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2009 through 2013 and 12 months ended June 30, 2014).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2009 through 2013 and 12 months ended June 30, 2014).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Financial statements from the quarterly report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2014, filed on July 30, 2014 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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