Form 10-Q
period 2015-03-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2015-04-29
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenue:
Electric	$573,628	$633,553
Gas	348,861	387,443
Other	4,346	4,379
Total operating revenue	926,835	1,025,375
Operating expenses:
Energy costs:
Purchased electricity	153,480	181,157
Electric generation fuel	48,017	75,436
Residential exchange	(43,714)	(30,003)
Purchased gas	156,433	191,306
Unrealized (gain) loss on derivative instruments, net	(3,696)	(7,839)
Utility operations and maintenance	137,175	144,076
Non-utility expense and other	3,210	3,422
Depreciation and amortization	106,178	101,719
Conservation amortization	29,604	28,982
Taxes other than income taxes	94,913	100,818
Total operating expenses	681,600	789,074
Operating income (loss)	245,235	236,301
Other income (deductions):
Other income	4,781	4,242
Other expense	(1,407)	(1,582)
Non-hedged interest rate swap (expense) income	(1,975)	(747)
Interest charges:
AFUDC	1,432	1,153
Interest expense	(88,909)	(90,255)
Income (loss) before income taxes	159,157	149,112
Income tax (benefit) expense	43,481	41,520
Net income (loss)	$115,676	$107,592

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$115,676	$107,592
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $312 and $(113), respectively	579	(209)
Reclassification of net unrealized (gain) loss on energy derivative instruments settled during the period, net of tax of $179, and $187, respectively	333	347
Reclassification of net unrealized (gain) loss on interest rate swaps during the period, net of tax of $0, and $50, respectively	—	94
Other comprehensive income (loss)	912	232
Comprehensive income (loss)	$116,588	$107,824

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) ASSETS

	(Unaudited)
	March 31, 2015	December 31, 2014
Utility plant (at original cost, including construction work in progress of $255,247 and $239,690, respectively):
Electric plant	$7,180,026	$7,135,206
Gas plant	2,717,549	2,680,067
Common plant	456,595	472,926
Less: Accumulated depreciation and amortization	(1,666,759)	(1,611,220)
Net utility plant	8,687,411	8,676,979
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	86,880	91,139
Total other property and investments	1,743,393	1,747,652
Current assets:
Cash and cash equivalents	19,119	37,527
Restricted cash	16,801	32,863
Accounts receivable, net of allowance for doubtful accounts of $8,266 and $7,472, respectively	318,477	306,923
Unbilled revenue	142,123	168,039
Purchased gas adjustment receivable	—	21,073
Materials and supplies, at average cost	84,999	83,189
Fuel and gas inventory, at average cost	43,345	69,433
Unrealized gain on derivative instruments	9,806	21,178
Taxes	151	301
Prepaid expense and other	17,714	20,905
Power contract acquisition adjustment gain	43,266	43,843
Deferred income taxes	165,266	161,445
Total current assets	861,067	966,719
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	77,406	95,432
Power cost adjustment mechanism	4,654	4,623
Regulatory assets related to power contracts	29,095	29,816
Other regulatory assets	889,780	866,835
Unrealized gain on derivative instruments	3,528	3,170
Power contract acquisition adjustment gain	326,006	347,547
Other	96,609	96,275
Total other long-term and regulatory assets	1,427,078	1,443,698
Total assets	$12,718,949	$12,835,048

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) CAPITALIZATION AND LIABILITIES

	(Unaudited)
	March 31, 2015	December 31, 2014
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Earnings reinvested in the business	322,346	271,414
Accumulated other comprehensive income (loss), net of tax	(36,131)	(37,043)
Total common shareholder’s equity	3,595,172	3,543,328
Long-term debt:
First mortgage bonds and senior notes	2,939,412	3,189,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,699,000	1,699,000
Debt discount and other	(215,881)	(218,664)
Total long-term debt	4,834,391	5,081,608
Total capitalization	8,429,563	8,624,936
Current liabilities:
Accounts payable	226,552	307,578
Short-term debt	—	85,000
Current maturities of long-term debt	412,000	162,000
Purchased gas adjustment liability	5,545	—
Accrued expenses:
Taxes	125,155	107,782
Salaries and wages	29,016	40,970
Interest	74,300	78,914
Unrealized loss on derivative instruments	138,873	142,195
Power contract acquisition adjustment loss	3,553	3,593
Other	84,232	62,464
Total current liabilities	1,099,226	990,496
Other long-term and regulatory liabilities:
Deferred income taxes	1,552,126	1,522,357
Unrealized loss on derivative instruments	57,376	62,913
Regulatory liabilities	605,584	633,471
Regulatory liabilities related to power contracts	369,271	391,389
Power contract acquisition adjustment loss	25,542	26,223
Other deferred credits	580,261	583,263
Total other long-term and regulatory liabilities	3,190,160	3,219,616
Commitments and contingencies
Total capitalization and liabilities	$12,718,949	$12,835,048

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$115,676	$107,592
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,178	101,719
Conservation amortization	29,604	28,982
Deferred income taxes and tax credits, net	43,483	41,520
Net unrealized (gain) loss on derivative instruments	(3,372)	(8,793)
Derivative contracts classified as financing activities due to merger	8,045	8,026
AFUDC – Equity	(1,714)	(1,436)
Funding of pension liability	(4,500)	(3,000)
Regulatory assets	(56,506)	(38,240)
Regulatory liabilities	(4,200)	6,407
Other long-term assets	5,045	(5,667)
Other long-term liabilities	1,733	21,532
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	14,362	28,650
Materials and supplies	(1,810)	214
Fuel and gas inventory	25,880	35,451
Taxes	150	148
Prepayments and other	3,193	539
Purchased gas adjustment	26,618	(3,079)
Accounts payable	(73,907)	(13,886)
Taxes payable	17,373	11,476
Accrued expenses and other	(11,445)	(7,621)
Net cash provided by operating activities	239,886	310,534
Investing activities:
Construction expenditures – excluding equity AFUDC	(117,106)	(96,318)
Proceeds from disposition of assets	487	—
Restricted cash	16,062	(18,266)
Other	1,947	(4,125)
Net cash used in investing activities	(98,610)	(118,709)
Financing activities:
Change in short-term debt, net	(85,000)	(163,903)
Dividends paid	(64,744)	(42,081)
Derivative contracts classified as financing activities due to merger	(8,045)	(8,026)
Issuance cost of bonds and other	(1,895)	1,464
Net cash provided by (used in) financing activities	(159,684)	(212,546)
Net increase (decrease) in cash and cash equivalents	(18,408)	(20,721)
Cash and cash equivalents at beginning of period	37,527	44,302
Cash and cash equivalents at end of period	$19,119	$23,581
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$88,598	$90,756
Cash payments (refunds) for income taxes	—	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$44,657	$55,603
The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating revenue:
Electric	$573,628	$633,553
Gas	348,861	387,443
Other	4,354	4,379
Total operating revenue	926,843	1,025,375
Operating expenses:
Energy costs:
Purchased electricity	153,480	181,157
Electric generation fuel	48,017	75,436
Residential exchange	(43,714)	(30,003)
Purchased gas	156,433	191,306
Unrealized (gain) loss on derivative instruments, net	(3,152)	(7,270)
Utility operations and maintenance	137,175	144,076
Non-utility expense and other	7,006	6,177
Depreciation and amortization	106,178	101,719
Conservation amortization	29,604	28,982
Taxes other than income taxes	94,913	100,818
Total operating expenses	685,940	792,398
Operating income (loss)	240,903	232,977
Other income (deductions):
Other income	4,782	4,240
Other expense	(1,407)	(1,582)
Interest charges:
AFUDC	1,432	1,153
Interest expense	(63,196)	(64,137)
Interest expense on parent note	(31)	(26)
Income (loss) before income taxes	182,483	172,625
Income tax (benefit) expense	53,383	51,542
Net income (loss)	$129,100	$121,083

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$129,100	$121,083
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,821 and $1,078, respectively	3,381	2,001
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $369 and $386, respectively	686	718
Amortization of treasury interest rate swaps to earnings, net of tax of $43 and $43, respectively	79	79
Other comprehensive income (loss)	4,146	2,798
Comprehensive income (loss)	$133,246	$123,881

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	(Unaudited)
	March 31, 2015	December 31, 2014
Utility plant (at original cost, including construction work in progress of $255,247 and $239,690, respectively):
Electric plant	$9,369,001	$9,330,999
Gas plant	3,316,608	3,282,818
Common plant	496,511	512,842
Less: Accumulated depreciation and amortization	(4,494,709)	(4,449,680)
Net utility plant	8,687,411	8,676,979
Other property and investments:
Other property and investments	82,663	86,913
Total other property and investments	82,663	86,913
Current assets:
Cash and cash equivalents	18,479	37,466
Restricted cash	16,801	32,863
Accounts receivable, net of allowance for doubtful accounts of $8,266 and $7,472, respectively	319,013	307,046
Unbilled revenue	142,123	168,039
Purchased gas adjustment receivable	—	21,073
Materials and supplies, at average cost	84,999	83,189
Fuel and gas inventory, at average cost	40,776	66,656
Unrealized gain on derivative instruments	9,806	21,178
Taxes	151	301
Prepaid expense and other	17,714	20,907
Deferred income taxes	212,025	208,447
Total current assets	861,887	967,165
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	76,891	94,913
Power cost adjustment mechanism	4,654	4,623
Other regulatory assets	889,745	866,793
Unrealized gain on derivative instruments	3,528	3,170
Other	89,985	89,306
Total other long-term and regulatory assets	1,064,803	1,058,805
Total assets	$10,696,764	$10,789,862

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	(Unaudited)
	March 31, 2015	December 31, 2014
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,246,205	3,246,205
Earnings reinvested in the business	236,098	202,622
Accumulated other comprehensive income (loss), net of tax	(166,811)	(170,957)
Total common shareholder’s equity	3,316,351	3,278,729
Long-term debt:
First mortgage bonds and senior notes	2,939,412	3,189,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount	(13)	(13)
Total long-term debt	3,351,259	3,601,259
Total capitalization	6,667,610	6,879,988
Current liabilities:
Accounts payable	226,552	307,572
Short-term debt	—	85,000
Short-term note owed to parent	28,933	28,933
Current maturities of long-term debt	412,000	162,000
Purchased gas adjustment liability	5,545	—
Accrued expenses:
Taxes	125,155	107,782
Salaries and wages	29,016	40,970
Interest	56,707	55,346
Unrealized loss on derivative instruments	132,694	135,973
Other	84,232	62,464
Total current liabilities	1,100,834	986,040
Other long-term and regulatory liabilities:
Deferred income taxes	1,691,027	1,649,857
Unrealized loss on derivative instruments	54,158	60,063
Regulatory liabilities	602,980	630,651
Other deferred credits	580,155	583,263
Total other long-term and regulatory liabilities	2,928,320	2,923,834
Commitments and contingencies
Total capitalization and liabilities	$10,696,764	$10,789,862

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$129,100	$121,083
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,178	101,719
Conservation amortization	29,604	28,982
Deferred income taxes and tax credits, net	53,381	51,543
Net unrealized (gain) loss on derivative instruments	(3,152)	(7,270)
AFUDC – Equity	(1,714)	(1,436)
Funding of pension liability	(4,500)	(3,000)
Regulatory assets	(56,506)	(38,240)
Regulatory liabilities	(4,200)	6,407
Other long-term assets	4,691	(3,251)
Other long-term liabilities	3,277	19,275
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	13,949	28,691
Materials and supplies	(1,810)	214
Fuel and gas inventory	25,880	35,451
Taxes	150	148
Prepayments and other	3,193	539
Purchased gas adjustment	26,618	(3,079)
Accounts payable	(73,901)	(13,886)
Taxes payable	17,373	11,476
Accrued expenses and other	(6,308)	(1,276)
Net cash provided by operating activities	261,303	334,090
Investing activities:
Construction expenditures – excluding equity AFUDC	(117,106)	(96,318)
Proceeds from disposition of assets	487	—
Restricted cash	16,062	(18,266)
Other	2,786	(3,507)
Net cash used in investing activities	(97,771)	(118,091)
Financing activities:
Change in short-term debt, net	(85,000)	(163,903)
Dividends paid	(95,624)	(74,114)
Issuance cost of bonds and other	(1,895)	1,463
Net cash provided by (used in) financing activities	(182,519)	(236,554)
Net increase (decrease) in cash and cash equivalents	(18,987)	(20,555)
Cash and cash equivalents at beginning of period	37,466	44,111
Cash and cash equivalents at end of period	$18,479	$23,556
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$59,135	$59,666
Cash payments (refunds) for income taxes	—	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flow	$44,657	$55,603
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
The consolidated financial statements contained in this Form 10-Q are unaudited.  In the respective opinions of the management of Puget Energy and PSE, all adjustments necessary for a fair statement of the results for the interim periods have been reflected and were of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE Annual Report on Form 10-K for the year ended December 31, 2014.
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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $69.5 million and $77.9 million for the three months ended March 31, 2015 and 2014, respectively.  The Company reports the collection of such taxes on a gross basis in operating revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.
Beginning July 1, 2013, PSE's electric and gas operations contain a revenue decoupling mechanism under which PSE's actual energy delivery revenues related to electric transmission and distribution, gas operations and general administrative costs are compared with authorized revenues allowed under the mechanism. Any differences in revenue are deferred to a regulatory asset for under recovery or regulatory liability for over recovery under alternative revenue recognition. To record revenues under this program, the Company must be able to collect the revenue within 24 months based on alternative revenue recognition guidance. Decoupled rate increases are effective May 1 of each year subject to a 3.0% cap of total revenue for decoupled rate schedules. Any excess revenue above 3.0% will be included in the following years decoupled rate. The Company will be able to recognize revenue deferred below the 3.0% cap of total revenue for decoupled rate schedules. For revenue deferrals exceeding the annual 3.0% rate cap of total revenue for decoupled rate schedules, the Company will need to review the excess amount for its ability to be collected within 24 months. If the excess amount cannot be collected within 24 months, for GAAP purposes only, the Company will record a reserve against the decoupling revenue and regulatory asset balance. Revenues associated with power costs under the Power Cost Adjustment (PCA) mechanism and Purchased Gas Adjustment (PGA) rates are excluded from the decoupling mechanism.

(2)  New Accounting Pronouncements

Revenue
In May 2014, the (Financial Accounting Standards Board) FASB issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.
ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. On April 1, 2015, FASB voted to propose a deferral to the effective date of ASU 2014-09 by one year and permit entities to adopt one year earlier if they choose (i.e. the original effective date stated above).  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  The Company initiated a steering committee and project team to evaluate the impact of this standard, update any policies and procedures that may be affected and implement the new revenue recognition guidance. At this time, the Company cannot determine the impact this standard will have on its consolidated financial statements.

Extraordinary and Unusual Items
In January 2015, the FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". As part of FASB's initiative to reduce complexity in accounting standards, it issued ASU 2015-01, which eliminates from GAAP the concept of extraordinary items. Currently, Subtopic 225-20 requires an entity to separately classify, present and disclose extraordinary events and transactions. ASU 2015-01 will align GAAP income statement presentation guidance with International Accounting Standards (IAS) 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items.
ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company is permitted to apply amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted, provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted ASU 2015-01 as of the beginning of fiscal year 2015. This did not result in a material change to our financial statements.

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of a debt discount. This new guidance affects only the presentation of debt issuance costs and not the recognition and measurement of debt issuance costs. ASU 2015-03 is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.
For the Company, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company plans to adopt ASU 2015-03 during the first quarter of fiscal 2016. The amount of unamortized debt issuance costs as of March 31, 2015 and December 31, 2014 totaled $34.5 million and $35.7 million, respectively.

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
The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of March 31, 2015, Puget Energy had two interest rate swap contracts outstanding which extend to January 2017. PSE did not have any outstanding interest rate swap instruments.

The following table presents the volumes, fair values and locations of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy	March 31, 2015			December 31, 2014
(Dollars in Thousands)	Volumes	Assets [1]	Liabilities [2]	Volumes	Assets [1]	Liabilities [2]
Interest rate swap derivatives [3]	$450 million	$—	$9,397	$450 million	$—	$9,073
Electric portfolio derivatives	*	5,644	103,844	*	4,822	107,228
Natural gas derivatives (MMBtus) [4]	348.2 million	7,690	83,008	360.4 million	19,526	88,807
Total derivative contracts		$13,334	$196,249		$24,348	$205,108
Current		$9,806	$138,873		$21,178	$142,195
Long-term		3,528	57,376		3,170	62,913
Total derivative contracts		$13,334	$196,249		$24,348	$205,108
_______________

[1]	Balance sheet location: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet location: Current and Long-term Unrealized loss on derivative instruments.

[3]	Interest rate swap contracts are only held at Puget Energy.

[4]
All fair value adjustments on derivatives relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the PGA mechanism. The net derivative asset or liability and offsetting regulatory liability or asset are related to contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.

*
Electric portfolio derivatives consist of electric generation fuel of 166.0 million One Million British Thermal Units (MMBtus) and purchased electricity of 3.9 million Megawatt Hours (MWhs) at March 31, 2015, and 140.2 million MMBtus and 5.4 million MWhs at December 31, 2014.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
March 31, 2015
	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets
Energy Derivative Contracts	$13,334	$—	$13,334	$(12,152)	$—	$1,182
Liabilities
Energy Derivative Contracts	186,852	—	186,852	(12,152)	—	174,700
Interest Rate Swaps [2]	9,397	—	9,397	$—	—	9,397

Puget Energy and Puget Sound Energy
December 31, 2014
	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets
Energy Derivative Contracts	$24,348	$—	$24,348	$(23,066)	$—	$1,282
Liabilities
Energy Derivative Contracts	196,035	—	196,035	(23,066)	(20)	172,949
Interest Rate Swaps [2]	9,073	—	9,073	—	—	9,073
_______________

[1]	All Derivative Contract deals are executed under ISDA, NAESB and WSPP Master Netting Agreements with Right of Offset.

[2]	Interest Rate Swap Contracts are only held at Puget Energy.

Due to the merger in 2009, Puget Energy recorded all derivative contracts at fair value as either assets or liabilities. Certain contracts meeting the criteria defined in ASC 815 were subsequently designated as Normal Purchase Normal Sale (NPNS) or cash flow hedges, thereby causing differences in the derivative unrealized gains/losses to be recorded through earnings between Puget Energy and PSE. These differences occurred through February 2015.

The following tables present the effect and locations of the Company's derivatives not designated as hedging instruments, recorded on the statements of income:

Puget Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2015	2014
Interest rate contracts:	Non-hedged interest rate swap (expense) income	$(1,975)	$(747)
	Interest expense	(162)	(125)
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net	3,696	7,839
	Electric generation fuel	(10,662)	7,827
	Purchased electricity	(21,884)	5,383
Total gain (loss) recognized in income on derivatives		$(30,987)	$20,177

Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2015	2014
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net	$3,152	$7,270
	Electric generation fuel	(10,662)	7,827
	Purchased electricity	(21,884)	5,383
Total gain (loss) recognized in income on derivatives		$(29,394)	$20,480

The unrealized gain or loss on derivative contracts is reported in the statement of cash flows under the operating activities section. However, at the time of the merger in 2009, all derivative contracts at Puget Energy were assessed to identify contracts that have a “more than an insignificant” fair value. If the fair value was greater than 10% of the notional value, the contract was deemed as having a financing element. For those contracts, the cash inflows (outflows) are presented in the financing activities section of the statement of cash flows. For the three months ended March 31, 2015 and 2014, cash outflows related to financing activities of $8.0 million and $8.0 million, respectively, were reported on the Puget Energy statement of cash flows.

For derivative instruments previously designated as cash flow hedges (including both commodity contracts and interest rate swaps), the effective portion of the gain or loss on the derivative was recorded as a component of Other Comprehensive Income (OCI), and then is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings. As of March 31, 2015, all gains or losses on purchased electricity derivatives recorded in OCI have been reclassified into earnings. The Company does not attempt cash flow hedging for any new transactions and records all mark-to-market adjustments through earnings.
The following tables present the Company's pre-tax gain (loss) of derivatives that were previously in a cash flow hedge relationship, and subsequently reclassified out of accumulated OCI into income:

Puget Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2015	2014
Interest rate contracts:	Interest expense	$—	$(144)
Commodity contracts:
Electric derivatives	Purchased electricity	(512)	(534)
Total		$(512)	$(678)

Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2015	2014
Interest rate contracts:	Interest expense [1]	$(122)	$(122)
Commodity contracts:
Electric derivatives	Purchased electricity	(1,055)	(1,104)
Total		$(1,177)	$(1,226)
_______________

[1]	Within the next twelve months, $0.5 million of losses in accumulated OCI will be reclassified into earnings.

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2015, approximately 99.8% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by rating agencies and 0.2% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are booked as contra accounts to unrealized gain (loss) positions. As of March 31, 2015, the Company was in a net liability position with many of its counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. As of March 31, 2015, PSE has posted a $1.0 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger any collateral requirements with any of its counterparties, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.
The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity at March 31, 2015:

Puget Energy and Puget Sound Energy Contingent Feature
	Fair Value [1]	Posted	Contingent
(Dollars in Thousands)	Liability	Collateral	Collateral
Credit rating [2]	$(27,292)	$—	$27,292
Requested credit for adequate assurance	(65,531)	—	—
Forward value of contract [3]	(969)	—	—
Total	$(93,792)	$—	$27,292
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value Measurements

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

Financial assets and liabilities measured at fair value are classified in their entirety in the appropriate fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. The Company primarily determines fair value measurements classified as Level 2 or Level 3 using a combination of the income and market valuation approaches. The process of determining the fair values is the responsibility of the derivative accounting department which reports to the Controller and Principal Accounting Officer. Inputs used to estimate the fair value of forwards, swaps and options include market-price curves, contract terms and prices, credit-risk adjustments, and discount factors. Additionally, for options, the Black-Scholes option valuation model and implied market volatility curves are used. Inputs used to estimate fair value in industry-standard models are categorized as Level 2 inputs because substantially all assumptions and inputs are observable in active markets throughout the full term of the instruments. On a daily basis, the Company obtains quoted forward prices for the electric and natural gas market from an independent external pricing service. For interest rate swaps, the Company obtains monthly mark-to-market values from an independent external pricing service for London Interbank Offered Rate (LIBOR) forward rates, which is a significant input. Some of the inputs of the interest rate swap valuations, which are less significant, include the credit standing of the counterparties, assumptions for time value and the impact of the Company's nonperformance risk of its liabilities. The Company classifies cash and cash equivalents, and restricted cash as Level 1 financial instruments due to cash being at stated value, and cash equivalents at quoted market prices.
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

	Carrying / Fair Value			Carrying / Fair Value
Puget Energy	At March 31, 2015			At December 31, 2014
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and Cash Equivalents	$19,119	$—	$19,119	$37,527	$—	$37,527
Restricted Cash	16,801	—	16,801	32,863	—	32,863
Notes Receivable and Other Investments	—	49,587	49,587	—	53,503	53,503
Total assets	$35,920	$49,587	$85,507	$70,390	$53,503	$123,893
Liabilities:
Short-term debt	$—	$—	$—	$85,000	$—	$85,000
Total liabilities	$—	$—	$—	$85,000	$—	$85,000

	Carrying / Fair Value			Carrying / Fair Value
Puget Sound Energy	At March 31, 2015			At December 31, 2014
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and Cash Equivalents	$18,479	$—	$18,479	$37,466	$—	$37,466
Restricted Cash	16,801	—	16,801	32,863	—	32,863
Notes Receivable and Other Investments	—	49,587	49,587	—	53,503	53,503
Total assets	$35,280	$49,587	$84,867	$70,329	$53,503	$123,832
Liabilities:
Short-term debt	$—	$—	$—	$85,000	$—	$85,000
Short-term debt owed to parent	—	28,933	28,933	—	28,933	28,933
Total liabilities	$—	$28,933	$28,933	$85,000	$28,933	$113,933

The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company credit spreads as inputs, interpolating to the maturity date of each issue. Carrying values and estimated fair values were as follows:

Puget Energy		March 31, 2015		December 31, 2014
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$269,020	$250,000	$276,235
Long-term debt (fixed-rate), net of discount	2	4,697,391	6,278,183	4,694,608	6,083,554
Long-term debt (variable-rate)	2	299,000	299,000	299,000	299,000
Total		$5,246,391	$6,846,203	$5,243,608	$6,658,789

Puget Sound Energy		March 31, 2015		December 31, 2014
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$269,020	$250,000	$276,235
Long-term debt (fixed-rate), net of discount	2	3,513,259	4,607,614	3,513,259	4,437,473
Total		$3,763,259	$4,876,634	$3,763,259	$4,713,708

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy	Fair Value			Fair Value
	At March 31, 2015			At December 31, 2014
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Interest rate derivative instruments	$9,397	$—	$9,397	$9,073	$—	$9,073
Total derivative liabilities	$9,397	$—	$9,397	$9,073	$—	$9,073

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At March 31, 2015			At December 31, 2014
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$2,487	$3,157	$5,644	$1,654	$3,168	$4,822
Natural gas derivative instruments	6,158	1,532	7,690	18,064	1,462	19,526
Total assets	$8,645	$4,689	$13,334	$19,718	$4,630	$24,348
Liabilities:
Electric derivative instruments	$84,596	$19,248	$103,844	$91,998	$15,230	$107,228
Natural gas derivative instruments	79,875	3,133	83,008	85,305	3,502	88,807
Total liabilities	$164,471	$22,381	$186,852	$177,303	$18,732	$196,035

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
Level 3 Roll-Forward Net Asset/(Liability)	2015			2014
(Dollars in Thousands)	Electric	Gas	Total	Electric	Gas	Total
Balance at beginning of period	$(12,062)	$(2,040)	$(14,102)	$(15,421)	$(361)	$(15,782)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [1]	(5,037)	—	(5,037)	(2,745)	—	(2,745)
Included in regulatory assets / liabilities	—	125	125	—	259	259
Settlements [2]	113	91	204	321	(410)	(89)
Transferred into Level 3	(787)	—	(787)	3,100	(585)	2,515
Transferred out of Level 3	1,682	223	1,905	139	(6)	133
Balance at end of period	$(16,091)	$(1,601)	$(17,692)	$(14,606)	$(1,103)	$(15,709)
_______________

[1]
Income Statement location: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(5.0) million and $(4.6) million for the three months ended March 31, 2015 and 2014, respectively.

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
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. Below are the forward price ranges for the Company's purchased commodity contracts as of March 31, 2015:

	Fair Value				Range
(Dollars in Thousands)	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$3,157	$19,248	Discounted cash flow	Power Prices	$14.63 per MWh	$33.87 per MWh	$30.43 per MWh
Natural gas	$1,532	$3,133	Discounted cash flow	Natural Gas Prices	$1.71 per MMBtu	$3.66 per MMBtu	$2.85 per MMBtu
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

Below are the forward price ranges for the Company's purchased commodity contracts, as of December 31, 2014:

	Fair Value				Range
(Dollars in Thousands)	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$3,168	$15,230	Discounted cash flow	Power Prices	$21.79 per MWh	$35.46 per MWh	$32.89 per MWh
Natural gas	$1,462	$3,502	Discounted cash flow	Natural Gas Prices	$3.11 per MMBtu	$3.83 per MMBtu	$3.28 per MMBtu
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At March 31, 2015 and December 31, 2014, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $4.6 million and $3.9 million, respectively.

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
At March 31, 2015, Puget Energy completed a valuation and impairment test of its purchased power contracts classified as intangible assets. The valuation indicated a fair value of $417.3 million with an impairment to the Wells hydro contract. As of March 31, 2015, the carrying value for this contract was $59.2 million and its fair value on a discounted basis was $49.3 million, thereby requiring a write-down of $9.9 million to this intangible asset with a corresponding reduction in the regulatory liability. The forward market prices of power for the duration of the Wells hydro contract decreased on average 7% from December 31, 2014 to March 31, 2015, which caused the impairments.
Below are significant unobservable inputs used in estimating the impaired long term power purchase contract's fair value on March 31, 2015:

Valuation Technique	Unobservable Input	Low		High		Average
Discounted cash flow	Power prices	$19.54	per MWh	$32.17	per MWh	$27.23	per MWh
Discounted cash flow	Power contract costs (in thousands)	4,129	per qtr	4,783	per qtr	4,493	per qtr

At December 31, 2014, Puget Energy completed a valuation and impairment test of its purchased power contracts classified as intangible assets. The valuation indicated a fair value of $437.6 million with an impairment to the Wells Hydro intangible asset contract. As of December 31, 2014, the carrying value for this intangible asset contract was $65.3 million and its fair value on a discounted basis was determined to be an asset of $62.1 million, thereby requiring a write-down of $3.2 million to the intangible asset with a corresponding reduction in the regulatory liability.

Below are significant unobservable inputs used in estimating the impaired long term power purchase contract's fair value on December 31, 2014:

Valuation Technique	Unobservable Input	Low		High		Average
Discounted cash flow	Power prices	$19.30	per MWh	$37.06	per MWh	$29.53	per MWh
Discounted cash flow	Power contract costs (in thousands)	3,015	per qtr	4,783	per qtr	4,469	per qtr

The valuations were measured using the income approach. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates which are classified as Level 3 within the fair value hierarchy. A less significant input is the discount rate reflective of PSE's cost of capital used in the valuation.

(5)	Retirement Benefits

PSE has a defined benefit pension plan covering substantially all PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  All new United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry (UA) employees hired on or after January 1, 2014, as well as all new International Brotherhood of Electrical Workers Local Union 77 (IBEW) hired on or after December 12, 2014 and non-represented employees hired on or after January 1, 2014 who elect to accumulate the Company contribution in the cash balance formula portion of the pension plan, will receive annual pay credits of 4% each year. They will also receive interest credits like other participants in the cash balance pension formula of the pension plan, which are at least 1% per quarter. When a newly-hired employee with a vested cash balance formula benefit leaves PSE, he or she will have annuity and lump sum options for distribution, with annuities calculated according to the Pension Protection Act. Those who select the lump sum option will receive their current cash balance amount. Participation by continuing employees in the cash balance formula of the pension plan is not affected. PSE also maintains a non-qualified Supplemental Executive Retirement Plan (SERP) for its key senior management employees.
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
The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2015 and 2014:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$5,472	$4,512	$277	$261	$33	$29
Interest cost	7,107	7,055	570	577	161	183
Expected return on plan assets	(11,402)	(10,721)	—	—	(133)	(133)
Amortization of prior service cost	(495)	(495)	11	11	—	—
Amortization of net loss (gain)	981	—	410	228	(15)	(66)
Net periodic benefit cost	$1,663	$351	$1,268	$1,077	$46	$13

Puget Sound Energy	Qualified		SERP		Other
	Pension Benefits		Pension Benefits		Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$5,472	$4,512	$277	$261	$33	$29
Interest cost	7,107	7,055	570	577	161	183
Expected return on plan assets	(11,508)	(10,919)	—	—	(133)	(133)
Amortization of prior service cost	(393)	(393)	11	11	1	1
Amortization of net loss (gain)	5,136	3,239	530	365	(83)	(143)
Net periodic benefit cost	$5,814	$3,494	$1,388	$1,214	$(21)	$(63)

The following table summarizes the Company’s change in benefit obligation for the periods ended March 31, 2015 and December 31, 2014:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended	Year Ended	Three Months Ended	Year Ended	Three Months Ended	Year Ended
(Dollars in Thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Change in benefit obligation:
Benefit obligation at beginning of period	$690,194	$573,317	$55,855	$47,279	$15,688	$14,939
Service cost	5,472	17,437	277	1,042	33	112
Interest cost	7,107	28,039	570	2,310	161	684
Amendment	—	—	—	—	—	—
Actuarial loss (gain)	—	104,618	—	7,162	—	1,108
Benefits paid	(10,275)	(33,217)	(2,103)	(1,938)	(348)	(1,424)
Medicare part D subsidy received	—	—	—	—	56	269
Benefit obligation at end of period	$692,498	$690,194	$54,599	$55,855	$15,590	$15,688

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2015 are expected to be at least $18.0 million, $4.4 million and $0.5 million, respectively. During the three months ended March 31, 2015, the Company contributed $4.5 million, $2.1 million, and $0.3 million to fund the qualified pension plan, SERP and the other postretirement plan, respectively.

(6)	Regulation and Rates

On June 25, 2013, the Washington Commission approved PSE's electric and natural gas decoupling mechanism and Expedited Rate Filing (ERF) tariff filings, effective July 1, 2013. The allowed decoupling revenue per customer for the recovery of delivery system costs will subsequently increase by 3.0% for the electric customers and 2.2% for the gas customers on January 1 of each year, until the conclusion of PSE's next general rate case (GRC). Rate increases are subject to a cap of 3.0% of total revenue for customers.
The ERF filings also provided for the collection of property taxes through a property tax tracker mechanism. The property tax rate tracker will initially produce no incremental revenue, but is intended to reduce regulatory lag associated with the recovery of future increases in property tax expenses. In its order, the Washington Commission approved a weighted cost of capital of 7.77% and a capital structure that included 48.0% common equity with a Return On Equity (ROE) of 9.8% .
On July 24, 2013, the Public Counsel Division of the Washington State Attorney General's Office (Public Counsel) and the Industrial Customers of Northwest Utilities (ICNU) each filed a petition in Thurston County Superior Court (the Court) seeking judicial reviews of various aspects of the Washington Commission's ERF and decoupling mechanism final order. The parties' petition argued that the order violated various procedural and substantive requirements of the Washington Administrative Procedure Act, and so requested that it be vacated and that the matter be remanded to the Washington Commission. Oral arguments regarding this matter were held on May 9, 2014. On June 25, 2014, the court issued a letter decision in which it affirmed the attrition adjustment (escalating factors referred to as the K-Factor) and the Washington Commission's decision not to consider the case as a GRC, but reversed and remanded the cost of equity for further adjudication consistent with the court's decision. Evidentiary hearings regarding ROE were held in February 2015, and initial briefs and reply briefs were filed in March 2015. An order is anticipated in the first half of 2015.
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
On April 24, 2014, the Washington Commission also approved PSE’s request to change rates under its electric and natural gas conservation riders, effective May 1, 2014.  The rate change incorporated the effects of changes in the annual conservation budgets as well as true-ups to the rate from the prior year.  The rate change represents a rate increase for electric of $12.2 million, or 0.6% annually, and a rate increase for natural gas of $0.3 million.
On October 30, 2014, the Washington Commission approved the PGA natural gas tariff which proposed to reflect changes in wholesale gas and pipeline transportation costs and changes in deferral amortization rates. The impact of PGA rates is an annual revenue increase of $23.3 million, or 2.5%, with no impact on net operating income.
On November 3, 2014, the Washington Commission issued an order on the settlement of the Power Cost Only Rate Case (PCORC) which was filed on May 23, 2014. The original filing proposed a decrease of $9.6 million (or an average of approximately 0.5%) in the Company's overall power supply costs. PSE filed joint testimony supporting a settlement stipulation. Customer rates decreased by approximately $19.4 million, or 0.9% annually, as a result of the settlement, effective December 1, 2014.
On February 27, 2015, PSE filed a request with the Washington Commission to change rates under its electric and natural gas conservation riders, effective May 1, 2015.  The proposed rate change incorporates the effects of changes in the annual conservation budgets as well as true-ups to the rate from the prior year.  The proposed rate change represents a rate increase for electric of $4.2 million, or 0.2% annually, and a rate increase for natural gas of $2.3 million, or 0.2% annually.
On March 26, 2015, PSE filed a request with the Washington Commission to change rates under its electric and natural gas property tax tracker mechanism, effective May 1, 2015.  PSE filed a substitute filing with the Washington Commission on April 15, 2015 for the electric property tax tracker mechanism. The proposed rate change incorporates the effects of an increase to property taxes paid as well as true-ups to the rate from the prior year.  This represents a rate increase for electric of $6.5 million, or 0.3% annually, and a rate decrease for natural gas of $0.9 million, or 0.1% annually.

On March 27, 2015, PSE, Public Counsel and Washington Commission Staff filed a settlement proposing changes to the current PCA mechanism.  The settling parties filed joint testimony supporting the settlement agreement on April 3, 2015. The settlement agreement will require Commission approval. The settlement agreement would not take effect until January 1, 2017. Key components of the settlement will include the following changes to the PCA mechanism:

		Company's Share		Customers' Share
Sharing Bands		Over	Under	Over	Under
+/-	$17 million	100%	100%	—%	—%
+/-	23 million	35	50	65	50
+/-	40 million	10	10	90	90

•	Reducing the cumulative deferral trigger for surcharge or refund from $30.0 million to $20.0 million;

•	Removing fixed production costs from the PCA mechanism and placing them in the decoupling mechanism if the decoupling mechanism continues as part of the next general rate case;

•
Suspending the requirement that a GRC must be filed within three months after rates are approved in a PCORC, and agreeing, for a five-year period, that PSE will not file a GRC or PCORC within six months of the date rates go into effect for a PCORC filing;

•	Establishing a five-year moratorium on changes to the PCA/PCORC.

On March 31, 2015, PSE petitioned the Washington Commission to allow PSE to change the methodology of how decoupling deferrals are calculated going forward and adjust deferrals calculated in 2014. The change is to ensure the prior years’ accumulated decoupling deferrals will not be included in the calculation of the current year decoupling deferrals. The change in methodology was approved by the Washington Commission on April 22, 2015. The effect of the methodology change is a reduction of approximately $12.0 million previously recognized revenue from May through December of 2014. The changes represent a rate increase for decoupled revenue for electric customers of $53.8 million, or 2.6% annually, and a rate increase for natural gas customers of $22.0 million, or 2.1% annually, effective May 1, 2015. In addition, the Company is subject to an earnings test whereby PSE will share with customers 50% of earnings above its authorized 7.77% return on rate base.  PSE exceeded this threshold for its natural gas business in 2014. As a result, PSE recorded a reduction in natural gas decoupling deferral and revenue of $1.3 million. This is reflected as a reduction to the natural gas rate increases noted above.
 The Company is limited to 3.0% annual decoupling-related cap on total revenue.  The amount of deferral that won't be included in the 2015 rate increase is $1.9 million for electric revenue and $8.2 million for natural gas revenue that was accrued through December 31, 2014. This amount will be included in customer rates in May 2016 and collected by December 2016.

(7)	Litigation

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center (MEIC) filed a Clean Air Act citizen suit against all Colstrip owners (including PSE) in the U.S. District Court, District of Montana. Based on a second amended complaint filed August 2014, plaintiffs' lawsuit currently alleges violations of permitting requirements under the New Source Review program of the Clean Air Act and the Montana State Implementation Plan arising from seven projects undertaken at Colstrip during 2001-2012. Plaintiffs have since indicated that they do not intend to pursue two of the seven projects, leaving a total of five projects remaining. The lawsuit claims that, for each project, the Colstrip plant should have obtained a permit and installed pollution control equipment at Colstrip. The Plaintiffs' complaint also seeks civil penalties and other appropriate relief. The case has been bifurcated into separate liability and remedy trials. Discovery in the case is ongoing. The liability trial is currently set for November 2015, and a date for the remedy trial has yet to be determined. PSE is litigating the allegations set forth in the complaint, and as such, it is not reasonably possible to estimate the outcome of this matter.

Other Proceedings
The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company has recorded reserves of $1.5 million and $1.7 million relating to these claims as of March 31, 2015 and December 31, 2014, respectively.

(8)	Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s accumulated other comprehensive income (loss) (AOCI) by component for the three months ended March 31, 2015:

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
December 31, 2014	$(36,710)	$(333)	$—	$(37,043)
Other comprehensive income (loss) before reclassifications		—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	579	333	—	912
Net current-period other comprehensive income (loss)	579	333	—	912
March 31, 2015	$(36,131)	$—	$—	$(36,131)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
December 31, 2014	$(164,281)	$(686)	$(5,990)	$(170,957)
Other comprehensive income (loss) before reclassifications		—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	3,381	686	79	4,146
Net current-period other comprehensive income (loss)	3,381	686	79	4,146
March 31, 2015	$(160,900)	$—	$(5,911)	$(166,811)

Details about these reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015, and 2014, are as follows:

Puget Energy		Three Months Ended March 31,
(Dollars in Thousands)		2015	2014
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$484	$484
Amortization of net gain (loss)	(a)	(1,375)	(162)
	Total before tax	(891)	322
	Tax (expense) or benefit	312	(113)
	Net of Tax	$(579)	$209
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: electric derivatives	Purchased electricity	(512)	(534)
	Tax (expense) or benefit	179	187
	Net of Tax	$(333)	$(347)
Net unrealized gain (loss) on interest rate swaps:
Interest rate contracts	Interest expense	—	(144)
	Tax (expense) or benefit	—	50
	Net of Tax	$—	$(94)
Total reclassification for the period	Net of Tax	$(912)	$(232)
_______________

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (see Note 5 for additional details).

Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)		2015	2014
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$381	$381
Amortization of net gain (loss)	(a)	(5,583)	(3,461)
	Total before tax	(5,202)	(3,080)
	Tax (expense) or benefit	1,821	1,079
	Net of Tax	$(3,381)	$(2,001)
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: electric derivatives	Purchased electricity	(1,055)	(1,104)
	Tax (expense) or benefit	369	386
	Net of Tax	$(686)	$(718)
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	Interest expense	(122)	(122)
	Tax (expense) or benefit	43	43
	Net of Tax	$(79)	$(79)
Total reclassification for the period	Net of Tax	$(4,146)	$(2,798)
_______________

(a)	These accumulated OCI components are included in the computation of net periodic pension cost (see Note 5 for additional details).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy and PSE objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2014. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the United States Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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
These strategies involve numerous commitments and investments related to utility infrastructure and customer service which may give rise to expenditures that may not be recovered timely through the ratemaking process.  PSE has undertaken several initiatives to reduce the volatility and regulatory lag in the business. During 2013, PSE completed an ERF, which is a limited scope rate proceeding, and established a decoupling mechanism for gas operations and electric transmission, distribution and administrative costs. The ERF proceeding established baseline rates on which the decoupling mechanism will operate going forward. The ERF also established a property tax tracker mechanism in which any difference between amounts in rates and property tax payments will be deferred and recovered in an annual filing based on the annual cash payments for the year.
The decoupling mechanism allows PSE to recover costs on a per customer basis rather than on a consumption basis. Included in the decoupling petition was a rate plan that allows PSE an opportunity to earn its authorized rate of return without the need for another general rate case process during the rate plan period. The rate plan included predetermined annual increases to PSE’s allowed electric and natural gas revenue. This plan, with limited exceptions (PCORC or emergency rate relief), requires PSE to file a general rate case no sooner than April 1, 2015 and no later than April 1, 2016. The decoupling mechanism also allows for decoupling revenue on a per customer basis to subsequently increase by 3.0% for electric customers and 2.2% for natural gas customers on January 1 of each year, until the conclusion of PSE’s next general rate case. In addition, the decoupling mechanism reduces earnings volatility but does not materially affect the timing of cash flow due to the timing difference between the recognition of decoupling revenue and resulting impacts on rates.
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
For the three months ended March 31, 2015, as compared to the same period in 2014, PSE's net income was affected primarily by the following factors: (1) an increase in electric margin due to lower power costs; (2) a decrease in gas margin; and (3) a decrease in utility operations expense.
Further detail on each of these primary drivers, as well as other factors affecting performance, is set forth in this “Overview” section, as well as in other sections of the Management's Discussion & Analysis.

Factors and Trends Affecting PSE's Performance. PSE's regulatory requirements and operational needs require the investment of substantial capital in 2015 and future years. Because PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process. Further, PSE's financial performance is heavily influenced by general economic conditions in its service territory, which affect customer growth and use-per-customer and thus utility sales, as well as by its customers' conservation investments, which reduces energy sales. The principal business, economic and other factors that affect PSE's operations and financial performance include:

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

Power Cost Only Rate Case. A limited-scope proceeding, was approved in 2002 by the Washington Commission to periodically reset power cost rates.  In addition to providing the opportunity to reset all power costs, the PCORC proceeding also provides for timely review of new resource acquisition costs and inclusion of such costs in rates at the time the new resource goes into service.  To achieve this objective, the Washington Commission has used an expedited six-month PCORC decision timeline rather than the statutory 11-month timeline for a general rate case.
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

Expedited Rate Filing. On February 4, 2013, PSE filed revised tariffs seeking to update its rates established in its base rate proceedings in May 2012. This filing was limited in scope and rate impact. This filing was primarily intended to establish baseline rates on which the decoupling mechanisms, described below, are proposed to operate. The filing also provided for the collection of property taxes through a property tax tracker mechanism based on cash payments of property tax made by PSE during the year. Any difference between the cash payments and property tax valuation accruals will be deferred and recovered in a property tax tracker.

Decoupling. On October 25, 2012, PSE and the Northwest Energy Coalition (NWEC) filed a petition for an order seeking approval of an electric and a natural gas decoupling mechanism for the recovery of PSE's delivery-system costs and authority to record accounting entries associated with the mechanisms. Included in the amended decoupling petition was a rate plan that allows PSE an opportunity to earn its authorized rate of return without the need for another GRC process over the plan period. The rate plan includes predetermined annual increases (K factor) to PSE's allowed electric and gas delivery revenue (transmission and delivery), which are effective January of each year, currently 3.0% for electric and 2.2% for gas. Under this plan, PSE, with limited exceptions, would be allowed to file its next GRC no sooner than April 1, 2015 and no later than April 1, 2016 unless agreed to otherwise by the parties. PSE would continue to be authorized to file for rate changes under existing rate mechanisms such as the PCA and PGA mechanism, and emergency rate relief during the rate plan period.
PSE's rates related to the cumulative deferred decoupling mechanism accrued by each rate group through the calendar year and effective May 1 in the following year, will be subject to a 3.0% cap on rate increases. Any amount in excess of the cap will be added to the decoupling tracker in subsequent rate periods, subject to a 3.0% cap on rate increases in the subsequent year. In addition, PSE and its customers would share 50.0% each in any earnings in excess of the authorized rate of return of 7.8%. The customers' share of any earnings would be returned to customers over the subsequent 12 month period beginning May 1 of each year.
On April 24, 2014, the Washington Commission approved PSE’s request to change rates under its electric and natural gas decoupling mechanism, effective May 1, 2014.  The rate change incorporated the effects of an increase to the allowed delivery revenue per customer as well as true-ups to the rate from the prior year.  This represents a rate increase for electric of $10.6 million, or 0.5% annually on total electric revenue, and a rate decrease for natural gas of $1.0 million, or 0.1% annually, on total gas revenue.
On March 31, 2015, PSE petitioned the Washington Commission to allow PSE to change the methodology of how decoupling deferrals are calculated going forward and adjust deferrals calculated in 2014. The change is to ensure the prior years’ accumulated decoupling deferrals will not be included in the calculation of the current year decoupling deferrals. The change in methodology was approved by the Washington Commission on April 22, 2015. The effect of the methodology change is a reduction of approximately $12.0 million previously recognized revenue from May through December 2014. The changes represent a rate increase for decoupled revenue for electric customers of $53.8 million, or 2.6% annually, and a rate increase for natural gas customers of $22.0 million, or 2.1% annually, effective May 1, 2015. In addition, the Company is subject to an earnings test whereby PSE will share with customers 50% of earnings above its authorized 7.77% return on rate base.  PSE exceeded this threshold for its natural gas business in 2014. As a result, PSE recorded a reduction in natural gas decoupling deferral and revenue of $1.3 million. This is reflected as a reduction to the natural gas rate increases noted above.
 The Company is limited to 3.0% annual decoupling-related cap on total revenue.  The amount of deferral that won't be included in the 2015 rate increase is $1.9 million for electric revenue and $8.2 million for natural gas revenue that was accrued through December 31, 2014. This amount will be included in customer rates in May 2016 and collected by December 2016.

Washington Commission Decision. On July 24, 2013, the Public Counsel Division of the Washington State Attorney General's Office (Public Counsel) and the ICNU each filed a petition in Thurston County Superior Court (the Court) seeking judicial review of various aspects of the Washington Commission's ERF and decoupling mechanism final order. The parties' petition argued that the order violated various procedural and substantive requirements of the Washington Administrative Procedure Act, and so requested that it be vacated and that the matter be remanded to the Washington Commission. Oral arguments regarding this matter were held on May 9, 2014. On June 25, 2014, the court issued a letter decision in which it affirmed the attrition adjustment K-Factor and the Washington Commission's decision not to consider the case as a GRC, but reversed and remanded the cost of equity for further adjudication consistent with the court's decision. Evidentiary hearings regarding ROE were held in February 2015 and initial briefs and reply briefs were filed in March 2015. An order is anticipated in the first half of 2015.

Other Proceedings
On March 26, 2015, PSE filed a request with the Washington Commission to change rates under its electric and natural gas property tax tracker mechanism, effective May 1, 2015.  PSE filed a substitute filing with the Washington Commission on April 15, 2015 for the electric property tax tracker mechanism. The proposed rate change incorporates the effects of an increase to property taxes paid as well as true-ups to the rate from the prior year.  This represents a rate increase for electric of $6.5 million, or 0.3% annually, and a rate decrease for natural gas of $0.9 million, or 0.1% annually.
On February 27, 2015, PSE filed a request with the Washington Commission to change rates under its electric and natural gas conservation riders, effective May 1, 2015.  The proposed rate change incorporates the effects of changes in the annual conservation budgets as well as true-ups to the rate from the prior year.  The proposed rate change represents a rate increase for electric of $4.2 million, or 0.2% annually, and a rate increase for natural gas of $2.3 million, or 0.2% annually.
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
On April 24, 2014, the Washington Commission also approved PSE’s request to change rates under its electric and natural gas conservation riders, effective May 1, 2014.  The rate change incorporated the effects of changes in the annual conservation budgets as well as true-ups to the rate from the prior year.  The rate change represents a rate increase for electric of $12.2 million, or 0.6% annually, and a rate increase for natural gas of $0.3 million.

Electric Rates
PSE currently has a PCA mechanism that provides for the recovery of power costs from customers or refunding of power cost savings to customers in the event those costs vary from the “power cost baseline” level of power costs. The “power cost baseline” levels are set, in part, based on normalized assumptions about weather and hydroelectric conditions.  Excess power costs or power cost savings are apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism. The graduated scale currently applicable is as follows:

Annual Power Cost Variability	Company's Share	Customers’ Share
+/- $20 million	100%	—%
+/- $20 million - $40 million	50	50
+/- $40 million - $120 million	10	90
+/- $120 + million	5	95

On March 27, 2015, PSE, Public Counsel and Washington Commission Staff filed a settlement proposing changes to the current PCA mechanism.  The settling parties filed joint testimony supporting the settlement agreement on April 3, 2015. The settlement agreement will require Commission approval. The settlement agreement would not take effect until January 1, 2017. Key components of the settlement will include the following changes to the PCA mechanism:

	Company's Share		Customers’ Share
Sharing Bands	Over	Under	Over	Under
+/- $17 million	100%	100%	—%	—%
+/- 23 million	35	50	65	50
+/- 40 million	10	10	90	90

•	Reducing the cumulative deferral trigger for surcharge or refund from $30.0 million to $20.0 million;

•	Removing fixed production costs from the PCA mechanism and placing them in the decoupling mechanism if the decoupling mechanism continues as part of the next general rate case;

•
Suspending the requirement that a GRC must be filed within three months after rates are approved in a PCORC, and agreeing, for a five-year period, that PSE will not file a GRC or PCORC within six months of the date rates go into effect for a PCORC filing;

•	Establishing a five-year moratorium on changes to the PCA/PCORC.

PSE had an unfavorable PCA imbalance for the three months ended March 31, 2015, which was $2.0 million above the “power cost baseline” level, of which no amount was apportioned to customers. This compares to an unfavorable imbalance for the three months ended March 31, 2014 of $19.0 million of which no amount was apportioned to customers.

As discussed above, the Washington Commission approved rate increases related to the recovery of PSE's electric delivery system costs. The following table sets forth the associated electric rate adjustments approved by the Washington Commission and the corresponding impact to PSE's annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Rates (Dollars in Millions)
Conservation Rider	May 1, 2015	0.4%	$9.1
Decoupling Rate Filing	May 1, 2015	2.6	53.7
Property Tax Tracker	May 1, 2015	0.2	4.2
PCORC	December 1, 2014	(0.9)	(19.4)
Conservation Rider	May 1, 2014	0.6	12.2
Decoupling Rate Filing	May 1, 2014	0.5	10.6
Property Tax Tracker	May 1, 2014	0.5	11.0

In addition, PSE will be increasing the allowed delivery revenue per customer under the decoupling filing by 3.0% for electric customers on January 1 of each year until the conclusion of PSE's next GRC.

Natural Gas Rates
PSE has a PGA mechanism that allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable balance in the PGA mechanism reflects an under-recovery of natural gas cost through rates.
On October 30, 2013, the Washington Commission approved PSE's Pipeline Replacement Program Plan (PRPP) that would accelerate and enhance the safety of the natural gas system and ultimately reduce costs. Under the PRPP, PSE would be allowed to file a tariff revision to recover its costs associated with the acceleration of the replacement of natural gas pipelines with the Washington Commission.
On April 24, 2014, the Washington Commission approved PSE’s request to change rates under its electric and natural gas decoupling mechanism, effective May 1, 2014.  This represents a rate decrease for natural gas of $1.0 million, or 0.1% annually.
On October 30, 2014, the Washington Commission approved PSE's PGA natural gas tariff filing with an effective date of November 1, 2014, which reflected changes in wholesale gas and pipeline transportation costs and changes in deferral amortization rates. The impact to the PGA rates is an annual revenue increase of $23.3 million, or 2.5%, with no impact on net operating income.
As discussed above, the Washington Commission approved rate increases related to the recovery of PSE's gas delivery system costs. The following table sets forth the associated natural gas rate adjustments, including those for the PGA, that were approved by the Washington Commission and the corresponding impact to PSE's annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Rates (Dollars in Millions)
Decoupling Rate Filing	May 1, 2015	2.1%	$22.0
Property Tax Tracker	May 1, 2015	0.2	2.3
Purchased Gas Adjustment	November 1, 2014	2.5	23.3
Decoupling Rate Filing	May 1, 2014	(0.1)	(1.0)
Property Tax Tracker	May 1, 2014	0.6	5.6
Purchased Gas Adjustment	November 1, 2013	0.4	4.0

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
PSE reported lower customer usage in the three months ended March 31, 2015, primarily due to Pacific Northwest temperatures being warmer on average as compared to the same period in the prior year. The actual average temperature during the three months ended March 31, 2015 was 48.32 degrees, or 2.99 degrees warmer than the same period in the prior year, and 4.33 degrees warmer when compared to the historical average.

Revenue Decoupling. While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms, which went into effect on July 1, 2013 for electric and gas operations, are expected to diminish the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and gas operating revenues related to electric transmission and distribution, gas operations and general administrative costs from residential, commercial and industrial customers to eliminate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer with the exception of the electric business where power costs are not part of the decoupling mechanism. As a result, these electric and gas revenues will be recovered on a per customer basis regardless of actual consumption levels. The energy supply costs, which are part of the PCA and PGA mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption. Following each calendar year, PSE will bill or refund the difference between allowed decoupling revenue and the corresponding actual revenue to affected customers during the following May to April time period.
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

Access to Debt Capital. PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. PSE's credit facilities mature in 2019 and Puget Energy's senior secured credit facility matures in 2018. (See discussion on credit facilities in Item 2, “Financing Program - Credit Facilities and Commercial Paper”).

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

Operational Risks Associated With Generating Facilities. PSE owns and operates coal, natural gas-fired, hydroelectric, wind-powered, solar and oil-fired generating facilities. The operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels, including facility shutdowns due to equipment and process failures or fuel supply interruptions. PSE does not have business interruption insurance coverage to cover replacement power costs.

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items which impacted PSE's results of operations:

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014	Favorable/ (Unfavorable)
Operating revenue:
Electric
Residential sales	$286,026	$335,099	(14.6)%
Commercial sales	222,290	222,138	0.1
Industrial sales	28,950	27,204	6.4
Other retail sales	4,996	5,130	(2.6)
Total retail sales	542,262	589,571	(8.0)
Transportation sales	2,238	1,988	12.6
Sales to other utilities and marketers	6,578	14,040	(53.1)
Decoupling revenue	21,710	12,677	71.3
Other	840	15,277	(94.5)
Total electric operating revenue	573,628	633,553	(9.5)
Gas
Residential sales	216,955	265,407	(18.3)
Commercial sales	90,070	104,770	(14.0)
Industrial sales	7,124	8,791	(19.0)
Total retail sales	314,149	378,968	(17.1)
Transportation sales	4,611	4,265	8.1
Decoupling revenue	26,781	787	*
Other	3,320	3,423	(3.0)
Total gas operating revenue	348,861	387,443	(10.0)
Non-utility operating revenue	4,354	4,379	(0.6)
Total operating revenue	926,843	1,025,375	(9.6)
Operating expenses:
Energy costs
Purchased electricity	153,480	181,157	15.3
Electric generation fuel	48,017	75,436	36.3
Residential exchange	(43,714)	(30,003)	45.7
Purchased gas	156,433	191,306	18.2
Net unrealized (gain) loss on derivative instruments	(3,152)	(7,270)	(56.6)
Utility operations and maintenance	137,175	144,076	4.8
Non-utility expense and other	7,006	6,177	(13.4)
Depreciation and amortization	106,178	101,719	(4.4)
Conservation amortization	29,604	28,982	(2.1)
Taxes other than income taxes	94,913	100,818	5.9
Total operating expenses	685,940	792,398	13.4
Operating income (loss)	240,903	232,977	3.4
Other income	4,782	4,240	12.8
Other expense	(1,407)	(1,582)	11.1
Interest expense	(61,795)	(63,010)	1.9
Income (loss) before income taxes	182,483	172,625	5.7
Income tax (benefit) expense	53,383	51,542	(3.6)
Net income (loss)	$129,100	$121,083	6.6%
_______________

*	Not meaningful

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

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE's service territory. The following table displays the details of PSE's electric margin changes:

Electric Margin	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014	Favorable/ (Unfavorable)
Electric operating revenue:
Residential sales	$286,026	$335,099	(14.6)%
Commercial sales	222,290	222,138	0.1
Industrial sales	28,950	27,204	6.4
Other retail sales	4,996	5,130	(2.6)
Total retail sales	542,262	589,571	(8.0)
Transportation sales	2,238	1,988	12.6
Sales to other utilities and marketers	6,578	14,040	(53.1)
Decoupling revenue	21,710	12,677	71.3
Other	840	15,277	(94.5)
Total electric operating revenues[1]	573,628	633,553	(9.5)
Minus power costs:
Purchased electricity[1]	153,480	181,157	15.3
Electric generation fuel[1]	48,017	75,436	36.3
Residential exchange[1]	(43,714)	(30,003)	45.7
Total electric power costs	157,783	226,590	30.4
Electric margin[2]	$415,845	$406,963	2.2%
______________

[1]	As reported on PSE’s Consolidated Statement of Income.

[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.
Electric margin increased $8.9 million, or 2.2%, to $415.8 million from $407.0 million for the three months ended March 31, 2015 as compared to the same period in 2014. The following is a discussion of significant items that impact electric operating revenue and electric energy costs, which are included in electric margin:

Electric Operating Revenue
Electric operating revenues decreased $59.9 million, or 9.5%, to $573.6 million from $633.6 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease in operating revenues was primarily due to lower electric retail sales of $47.3 million, non-core gas sales of $11.7 million and sales to other utilities and marketers of $7.5 million. The decrease was partially offset by decoupling revenue related to under-collection of $9.0 million. These items are discussed in more detail below.
Electric retail sales decreased $47.3 million, or 8.0%, to $542.3 million from $589.6 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease in electric retail sales primarily resulted from a revenue decrease of $36.4 million due to lower retail electricity usage of 361,164 MWhs, or 6.2% during the three months ended March

31, 2015 as compared to the same period in the prior year. The decrease was driven by a net revenue decrease of $10.9 million due to the PCORC rates which decreased by $19.4 million annually, or 0.9%, effective December 1, 2014.
Sales to other utilities and marketers decreased $7.5 million, or 53.1%, to $6.6 million from $14.0 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily driven by a $8.4 million decrease related to lower wholesale prices for the three months ended March 31, 2015, as compared to the same prior year period.
Decoupling revenue increased $9.0 million due to lower volumetric sales as a result of warmer weather for the three months ended March 31, 2015 as compared to the same period in the prior year. The 2015 decoupling receivable will be recovered from customers through a future rate filing beginning May 1, 2016.
Other electric operating revenue decreased $14.4 million to $0.8 million from $15.3 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily the result of a decrease of $11.7 million due to lower non-core gas sales from warmer than normal weather for the three months ended March 31, 2015.

Electric Energy Costs
Purchased electricity expense decreased $27.7 million, or 15.3%, to $153.5 million from $181.2 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily the result of a $28.1 million decrease related to a reduction in customer usage due to warmer weather for the three months ended March 31, 2015.
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
Electric generation fuel expense decreased $27.4 million, or 36.3%, to $48.0 million from $75.4 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily due to a $25.3 million decrease in fuel expense at PSE's combustion turbine facilities. The decrease was primarily due to lower volumes of electricity generation from PSE's combustion turbine facilities.
Residential exchange credits increased $13.7 million, or 45.7%, to $43.7 million from $30.0 million for the three months ended March 31, 2015 as compared to the same period in 2014 as a result of higher Residential Exchange Program (REP) tariff prices associated with the Bonneville Power Administration (BPA) REP. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

Natural Gas Margin
Gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE's service territory. The following table displays the details of PSE's natural gas margin:

Natural Gas Margin	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014	Favorable/ (Unfavorable)
Gas operating revenue:
Residential sales	$216,955	$265,407	(18.3)%
Commercial sales	90,070	104,770	(14.0)
Industrial sales	7,124	8,791	(19.0)
Total retail sales	314,149	378,968	(17.1)
Transportation sales	4,611	4,265	8.1
Decoupling revenue	26,781	787	*
Other	3,320	3,423	(3.0)
Total gas operating revenues[1]	348,861	387,443	(10.0)
Minus purchased gas costs[1]	156,433	191,306	18.2
Natural gas margin[2]	$192,428	$196,137	(1.9)%
______________

*	Not meaningful

[1]	As reported on PSE's Consolidated Statement of Income.

[2]	Gas margin does not include any allocation for amortization/depreciation expense or electric generation operations and maintenance expense.

Natural gas margin decreased $3.7 million, or 1.9%, to $192.4 million from $196.1 million for the three months ended March 31, 2015 as compared to the same period in 2014. The following is a discussion of significant items of gas operating revenue and gas energy costs which are included in gas margin:

Gas Operating Revenue
Gas operating revenues decreased $38.6 million, or 10.0% to $348.9 million from $387.4 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease for the three months ended March 31, 2015 was due primarily to a decrease in natural gas retails sales partially offset by an increase in decoupling revenue, as discussed in more detail below.
Natural gas retail sales decreased $64.8 million, or 17.1%, to $314.1 million from $379.0 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily due to an $82.7 million, or 21.8%, reduction in natural gas therm sales which was offset by rate increases of $17.8 million for the three months ended March 31, 2015.
Decoupling revenues increased $26.0 million due to lower volumetric sales as a result of warmer weather for the three months ended March 31, 2015 as compared to the same period in the prior year. The 2015 decoupling receivable will be recovered from customers through a future rate filing beginning May 1, 2016.

Gas Energy Costs
Purchased gas expenses decreased $34.9 million, or 18.2%, to $156.4 million from $191.3 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily due to a reduction in customer usage of 21.8%, and a decrease in PGA rates that were effective November 1, 2014.
The PGA mechanism provides the rates used to determine natural gas costs based on customer usage. The rate decrease was the result of decreasing costs of wholesale natural gas. The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or payable, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable balance in the PGA mechanism reflects an under-recovery of natural gas cost through rates. A payable balance reflects over-recovery of natural gas cost through rates. The PGA mechanism payable balance at March 31, 2015 was $5.5 million.

Other Operating Expenses
Net unrealized gain on derivative instruments decreased $4.1 million to a gain of $3.2 million from a gain of $7.3 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease during the three months ended March 31, 2015 was due to a decrease in wholesale forward electric commodity prices.
Utility operations and maintenance expense decreased $6.9 million, or 4.8%, to $137.2 million from $144.1 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily driven by a decrease of $4.5 million in electric transmission and distribution expenses, primarily related to $5.5 million of storm expense, and a decrease in customer service expenses, primarily related to $2.2 million in uncollectible accounts expense, for the three months ended March 31, 2015.
Depreciation and amortization expense increased $4.5 million , or 4.4%, to $106.2 million from $101.7 million for the three months ended March 31, 2015 as compared to the same period in 2014. For the three months ended March 31, 2015, the increase was primarily due to gas depreciation expense in the amount of $1.5 million caused by additional capital expenditures placed into service, net of retirements, for the three months ended March 31, 2015. In addition, amortization expense increased due to a decrease of $1.7 million in regulatory credits related to customer billings associated with the Jefferson County asset gain provided to customers.
Taxes other than Income Tax decreased $5.9 million, or 5.9%, to $94.9 million from $100.8 million for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease was primarily due to a decrease in state excise and municipal taxes for gas utilities of $4.6 million, along with a decrease in state excise and municipal taxes for electric utilities of $3.8 million due to lower revenues for the three months ended March 31, 2015.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three months ended March 31, 2015, and the same period in 2014 are as follows:

Benefit/(Expense)	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014	Percent Change
PSE net income	$129,100	$121,083	6.6%
Other operating revenue	(8)	—	*
Net unrealized gain on energy derivative instruments	544	570	(4.6)
Non-utility expense and other	3,795	2,755	37.7
Unhedged interest rate swap (expense)	(1,975)	(747)	*
Interest expense [1]	(25,681)	(26,092)	1.6
Income tax benefit (expense)	9,901	10,023	(1.2)
Puget Energy net income (loss)	$115,676	$107,592	7.5%
_______________

*	Not meaningful

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy's net income for the three months ended March 31, 2015 was $115.7 million with operating revenue of $926.8 million as compared to a net income of $107.6 million with operating revenue of $1,025.4 million for the same period in 2014. In addition to the items discussed above regarding PSE, which also impacted Puget Energy's net income, non-utility expense and other increased which was offset by a decrease in unhedged interest rate swap expense. In addition, Puget Energy holds an additional $1.5 billion in long term debt, resulting in additional interest expense as shown above.

Capital Requirements
Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual obligations set forth in Part II, Item 7 in Puget Energy's and PSE's combined annual report on Form 10-K for the year ended December 31, 2014.

The following are the Company's aggregate availability under commercial commitments as of March 31, 2015:

Puget Sound Energy and Puget Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2015	2016-2018	2019-2020	Thereafter
PSE liquidity facility [1]	$650,000	$—	$—	$650,000	$—
PSE energy hedging facility [1]	350,000	—	—	350,000	—
Inter-company short-term debt [2]	1,067	—	—	—	1,067
Total PSE commercial commitments	$1,001,067	$—	$—	$1,000,000	$1,067
Puget Energy revolving credit facility [3]	800,000	—	800,000	—	—
Less: Inter-company short-term debt elimination [2]	(1,067)	—	—	—	(1,067)
Total Puget Energy commercial commitments	$1,800,000	$—	$800,000	$1,000,000	$—
_______________

[1]
As of March 31, 2015, PSE had credit facilities totaling $1.0 billion which will mature in April 2019. These facilities consisted of a $650.0 million liquidity facility to fund operating expenses and serve as a backstop to the Company's commercial paper program, and a $350.0 million hedging facility to support electric and natural gas hedging. The $650.0 million liquidity facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facilities also have an accordion feature that, upon the banks' approval, would increase the total size of these facilities to $1.450 billion. As of March 31, 2015, no loans or letters of credit were outstanding under the PSE energy hedging facility, and no amounts were outstanding under the PSE liquidity facility and no amounts were outstanding under the commercial paper program. The credit agreements are syndicated among numerous lenders. Outside of the credit agreements, PSE had a $4.2 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

[2]	As of March 31, 2015, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million of which $28.9 million was drawn.

[3]
As of March 31, 2015, Puget Energy had a revolving credit facility totaling $800.0 million, which matures in April 2018. The revolving credit facility is syndicated among numerous lenders. The revolving credit facility also has an accordion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. As of March 31, 2015, no amount was outstanding under the Puget Energy credit facility.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), were $117.1 million for the three months ended March 31, 2015.  Presently planned utility construction expenditures, excluding AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy
Cash generated from operations for the three months ended March 31, 2015 decreased by $72.8 million from $334.1 million generated during the same period in 2014. The decrease was primarily the result of $60.0 million increase in accounts payable, a $18.3 million decrease in regulatory assets, a $16.0 million increase in long term liabilities and a $14.7 million decrease in the collection of accounts receivable. Offsetting this decrease was a $29.7 million increase related to the purchased gas adjustment.

Puget Energy
Cash generated from operations for the three months ended March 31, 2015 was $239.9 million, a decrease of $70.6 million from the $310.5 million generated during the three months ended March 31, 2014.  The net decrease was primarily impacted by $72.8 million from cash used in the operating activities of PSE, as previously discussed.

Financing Program
The Company's external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs. The Company anticipates refinancing the redemption of bonds or other long-term borrowings with its credit facilities and/or the issuance of new long-term debt. Access to funds depends upon factors such as Puget Energy's and PSE's credit ratings, prevailing interest rates and investor receptivity to investing in the utility industry, Puget Energy and PSE. The Company believes there is sufficient liquidity to fund its needs over the next twelve months.

Credit Facilities and Commercial Paper. Proceeds from PSE's short-term borrowings and sales of commercial paper are used to provide working capital and the interim funding of utility construction programs. Puget Energy and PSE continue to have reasonable access to the capital and credit markets.

Puget Sound Energy Credit Facilities. PSE has two unsecured revolving credit facilities which provide, in aggregate, $1.0 billion of short-term liquidity needs. These facilities consist of a $650.0 million revolving liquidity facility (which includes a liquidity letter of credit facility and a swingline facility) to be used for general corporate purposes, including a backstop to the Company's commercial paper program and a $350.0 million revolving energy hedging facility (which includes an energy hedging letter of credit facility). The $650.0 million liquidity facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facilities also have an accordion feature which, upon the banks' approval, would increase the total size of these facilities to $1.450 billion.
In April 2014, the Company completed a one-year extension on both of the liquidity and hedging facilities, extending the maturity from February 2018 to April 2019, and updating or clarifying the definitions of other terms and conditions of the facilities from when they were committed in 2013. The credit agreements are syndicated among numerous lenders and contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreements also contain a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of March 31, 2015, PSE was in compliance with all applicable covenant ratios.
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
As of March 31, 2015, no amounts were drawn and outstanding under PSE's $650.0 million liquidity facility or under the $350.0 million energy hedging facility. No letters of credit were outstanding under either facility, and no amount was outstanding under the commercial paper program. Outside of the credit agreements, PSE had a $4.2 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note. On June 1, 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a Demand Promissory Note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE's outstanding commercial paper interest rate or PSE's senior unsecured revolving credit facility. Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. At March 31, 2015, $28.9 million was outstanding under the Note. The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE's financial statements.

Puget Energy Credit Facilities. At March 31, 2015, Puget Energy maintained an $800.0 million revolving senior secured credit facility. In April, 2014, the Company completed an amendment to the senior secured credit facility, extending the maturity from February 2017 to April 2018, updating the fee structure, eliminating a financial covenant and updating or clarifying the definitions of other terms and conditions of the facility. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of March 31, 2015, there was no amount drawn and outstanding under the facility. As a result of Puget Energy's credit rating upgrade in 2014, the spread over LIBOR was 1.75% and the commitment fee was 0.275% as of the date of this report. Puget Energy entered into interest rate swap contracts to manage the interest rate risk associated with the credit facility or similar variable rate debt (see Note 3 and the "Interest Rate Risk" section in Item 3).
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a Maximum Leverage Ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of March 31, 2015, Puget Energy was in compliance with all applicable covenants.

Term Loans. In June 2014, Puget Energy entered into three bilateral term loans, with two and three year maturities, which in total, equal $299.0 million. The proceeds of the term loans were used to pay off the outstanding Puget Energy revolving credit facility balance, which subsequently allows the Company to carry the debt with lower interest expense. All other terms, conditions and covenants are consistent with each other and the credit facility agreements, with the exception of maturity and price.

Dividend Payment Restrictions. The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE's electric and natural gas mortgage indentures. At March 31, 2015, approximately $469.8 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE's common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission. Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE's corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE's ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3 to one. The common equity ratio, calculated on a regulatory basis, was 48.4% at March 31, 2015 and the EBITDA to interest expense was 4.4 to one for the twelve months then ended.
PSE's ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
Puget Energy's ability to pay dividends is also limited by the merger order issued by the Washington Commission. Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy's ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2 to one. Puget Energy's EBITDA to interest expense was 3.1 to one for the twelve months ended March 31, 2015.
At March 31, 2015, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Debt Restrictive Covenants. The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE's ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures. Under the most restrictive tests, at March 31, 2015, PSE could issue:

•
Approximately $2.1 billion of additional first mortgage bonds under PSE's electric mortgage indenture based on approximately $3.5 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2015; and

•
Approximately $358.0 million of additional first mortgage bonds under PSE's natural gas mortgage indenture based on approximately $522.8 million of gas bondable property available for issuance, subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at March 31, 2015.

At March 31, 2015, PSE had approximately $7.0 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.
Upon approval of the merger in 2009, the Company was required to refinance its debt in place at the time of the merger. The Company has met this refinancing requirement as of March 31, 2015.

Other

New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2 of the notes to the consolidated financial statements.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center (MEIC) filed a Clean Air Act citizen suit against all Colstrip owners (including PSE) in the U.S. District Court, District of Montana. Based on a second amended complaint filed August 2014, Plaintiffs' lawsuit currently alleges violations of permitting requirements under the New Source Review program of the Clean Air Act and the Montana State Implementation Plan arising from seven projects undertaken at Colstrip from 2001-2012. Plaintiffs have since indicated that they do not intend to pursue two of the seven projects, leaving a total of five projects remaining. The lawsuit claims that, for each project, the Colstrip plant should have obtained a permit and installed pollution control equipment at Colstrip. The Plaintiffs' complaint also seeks civil penalties and other appropriate relief. The case has been bifurcated into separate liability and remedy trials. Discovery in the case is ongoing. The liability trial is currently set for November 2015, and a date for the remedy trial has yet to be determined. PSE is litigating the allegations set forth in the complaint, and as such, it is not reasonably possible to estimate the outcome of this matter.

EPA Draft Rule 111(d)
In June 2014, the EPA issued a proposed rule under Section 111(d) of the Clean Air Act designed to regulate greenhouse gas emissions from existing power plants.  The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals. PSE filed comments on this rule in December 2014. The EPA initially stated that it will issue a final rule in June 2015 and that states must submit a plan for implementing CO2 reductions to the EPA one to three years following issuance of the final rule. Recently the EPA extended the time to issue the final rule to August 2015. PSE is continuing to review the proposed rule and work with key stakeholders to monitor it as the rule moves forward towards possible final implementation. PSE cannot yet provide a determination of how the final rule may impact PSE or its existing generation facilities, if at all.

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
The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the PCA. PSE's natural gas retail customers are served by natural gas purchase contracts which expose PSE's customers to commodity price risks through the PGA mechanism. All purchased natural gas costs are recovered through customer rates with no direct impact on PSE. Therefore, wholesale market transactions and related hedging strategies are focused on reducing costs and risks where feasible, thus reducing volatility in costs in the portfolio. PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into forward physical electric and natural gas purchase and sale agreements, fixed-for-floating swap contracts, and commodity call/put options. The forward physical electric contracts are both fixed and variable (at index), while the physical natural gas contracts are variable. To fix the price of wholesale electricity and natural gas, PSE may enter into fixed-for-floating swap (financial) contracts. PSE also utilizes natural gas call and put options as an additional hedging instrument to increase the hedging portfolio's flexibility to react to commodity price fluctuations. Approximately 86% of these contracts, including NPNS transactions, are entered into with investment grade counterparties which, in the majority of cases, do not require collateral calls on the contracts.

The following table presents the fair values of the Company's energy derivative instruments, recorded on the balance sheets:

Puget Energy and Puget Sound Energy
(Dollars in thousands)	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$4,033	$69,602	$3,217	$69,771
Long-term	1,611	34,242	1,605	37,457
Total electric derivatives	$5,644	$103,844	$4,822	$107,228
Natural Gas portfolio:
Current	$5,773	$63,092	$17,961	$66,202
Long-term	1,917	19,916	1,565	22,605
Total natural gas derivatives	$7,690	$83,008	$19,526	$88,807
Total energy derivatives	$13,334	$186,852	$24,348	$196,035

At March 31, 2015, the Company had total assets of $13.3 million and total liabilities of $186.9 million related to derivative contracts used to hedge the supply and cost of electricity and natural gas to serve PSE customers. As the gains and losses in the electric portfolio are realized, they will be recorded as either purchased power costs or electric generation fuel costs under the PCA mechanism. Any fair value adjustments relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations” (ASC 980) due to the PGA mechanism, which passes the cost of natural gas supply to customers. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices on March 31, 2015, of natural gas and electricity would change the fair value of the Company's derivative contracts by $23.6 million.
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
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses. Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure. As of March 31, 2015, PSE held approximately $701.9 million in standby letters of credit or limited parental guarantees, and had 12 counterparties with unlimited parental guarantees, in support of outstanding transactions. PSE monitors counterparties that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies or have changes in ownership. Counterparty credit risk impacts PSE's decisions on derivative accounting treatment. A counterparty may have a deterioration of credit below investment grade, potentially indicating it is no longer probable that it will fulfill its obligations under a contract (e.g., make a physical delivery upon the contract's maturity). If a forecasted transaction associated with cash flow hedge is probable of not occurring, PSE will reclassify the amounts deferred in accumulated OCI into earnings.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. The fair value of derivatives includes the impact of credit and non-performance reserves. As of March 31, 2015, the Company was in a net liability position with many of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the period. As of March 31, 2015, PSE has posted a $1.0 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger collateral requirements with any of its counterparties, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable-rate leases and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of March 31, 2015, Puget Energy had two interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments.
At March 31, 2015, the fair value of the interest rate swaps was a $9.4 million pre-tax loss. This fair value considers the risk of Puget Energy's non-performance by using Puget Energy's incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate.
A hypothetical 10% increase or decrease in interest rates on March 31, 2015, would change the fair value of Puget Energy's interest rate swaps by $0.6 million.
The following table presents the fair values of Puget Energy's interest rate swaps, recorded on the balance sheet:

Puget Energy	March 31, 2015	December 31, 2014
(Dollars in Thousands)	Liabilities	Liabilities
Interest rate swaps:
Current	$6,179	$6,222
Long-term	3,218	2,851
Total interest rate swaps	$9,397	$9,073

From time to time, PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance. The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at March 31, 2015 was a net loss of $5.9 million after tax compared to an after-tax loss of $6.0 million in OCI as of December 31, 2014. All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors or a committee of the Board, as applicable, and approved prior to execution. PSE had no treasury locks or forward starting swap contracts outstanding at March 31, 2015.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II                    OTHER INFORMATION

Item 1.                      Legal Proceedings

For details on legal proceedings, see the Litigation footnote in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q.  Contingencies arising out of the normal course of PSE’s business existed as of March 31, 2015.  Litigation is subject to numerous uncertainties and PSE is unable to predict the ultimate outcome of these matters.

Item 1A.                  Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A in Puget Energy’s and PSE’s Form 10-K for the period ended December 31, 2014.

Item 6.                      Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Michael J. Stranik
Michael J. Stranik Controller and Principal Accounting Officer
Date:	April 29, 2015	Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

3(i).1	Amended Articles of Incorporation of Puget Energy (incorporated herein by reference to Exhibit 3.1 to Puget Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-16305).
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

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2010 through 2014 and 12 months ended March 31, 2015).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2010 through 2014 and 12 months ended March 31, 2015).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2015, filed on April 29, 2015 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).

__________________

*	Filed herewith.