Form 10-Q
period 2015-06-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2015-08-06
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

DEFINITIONS

AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement and Environmental Obligations
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
CCR	Coal Combustion Residual
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	United States Environmental Protection Agency
ERF	Expedited Rate Filing
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GRC	General Rate Case
IRP	Integrated Resource Plan
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
Washington Commission	Washington Utilities and Transportation Commission
WSPP	WSPP, Inc.

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenue:
Electric	$469,616	$475,580	$1,043,243	$1,109,133
Natural gas	184,941	183,935	533,803	571,378
Other	3,784	3,401	8,129	7,780
Total operating revenue	658,341	662,916	1,585,175	1,688,291
Operating expenses:
Energy costs:
Purchased electricity	104,471	114,627	257,951	295,785
Electric generation fuel	55,652	34,795	103,668	110,232
Residential exchange	(29,054)	(23,621)	(72,768)	(53,624)
Purchased natural gas	79,465	76,272	235,898	267,578
Unrealized (gain) loss on derivative instruments, net	(8,232)	(17,094)	(11,928)	(24,934)
Utility operations and maintenance	131,972	134,883	269,147	278,960
Non-utility expense and other	2,323	2,293	5,535	5,712
Depreciation and amortization	100,412	105,197	206,589	206,916
Conservation amortization	24,561	22,526	54,165	51,508
Taxes other than income taxes	69,999	67,772	164,912	168,590
Total operating expenses	531,569	517,650	1,213,169	1,306,723
Operating income (loss)	126,772	145,266	372,006	381,568
Other income (deductions):
Other income	5,255	4,621	10,039	8,863
Other expense	(1,815)	(1,644)	(3,222)	(3,226)
Non-hedged interest rate swap (expense) income	(1,440)	(1,360)	(3,415)	(2,107)
Interest charges:
AFUDC	1,729	1,562	3,160	2,714
Interest expense	(89,822)	(92,173)	(178,731)	(182,428)
Income (loss) before income taxes	40,679	56,272	199,837	205,384
Income tax (benefit) expense	15,063	15,159	58,545	56,679
Net income (loss)	$25,616	$41,113	$141,292	$148,705

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$25,616	$41,113	$141,292	$148,705
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $688, $(421), $1,000 and $(534), respectively	1,277	(783)	1,856	(992)
Reclassification of net unrealized (gain) loss on energy derivative instruments settled during the period, net of tax of $0, $0, $179 and $187, respectively	—	—	333	347
Reclassification of net unrealized (gain) loss on interest rate swaps during the period, net of tax of $0, $0, $0 and $50, respectively	—	—	—	94
Other comprehensive income (loss)	1,277	(783)	2,189	(551)
Comprehensive income (loss)	$26,893	$40,330	$143,481	$148,154

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) ASSETS

	(Unaudited)
	June 30, 2015	December 31, 2014
Utility plant (at original cost, including construction work in progress of $299,085 and $239,690, respectively):
Electric plant	$7,289,865	$7,135,206
Natural gas plant	2,757,784	2,680,067
Common plant	471,626	472,926
Less: Accumulated depreciation and amortization	(1,739,918)	(1,611,220)
Net utility plant	8,779,357	8,676,979
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	88,419	91,139
Total other property and investments	1,744,932	1,747,652
Current assets:
Cash and cash equivalents	14,535	37,527
Restricted cash	7,964	32,863
Accounts receivable, net of allowance for doubtful accounts of $9,129 and $7,472, respectively	240,756	306,923
Unbilled revenue	135,624	168,039
Purchased gas adjustment receivable	—	21,073
Materials and supplies, at average cost	83,494	83,189
Fuel and gas inventory, at average cost	58,090	69,433
Unrealized gain on derivative instruments	17,951	21,178
Taxes	1	301
Prepaid expense and other	24,183	20,905
Power contract acquisition adjustment gain	42,033	43,843
Deferred income taxes	124,472	161,445
Total current assets	749,103	966,719
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	75,268	95,432
Power cost adjustment mechanism	4,688	4,623
Regulatory assets related to power contracts	27,592	29,816
Other regulatory assets	892,075	866,835
Unrealized gain on derivative instruments	3,137	3,170
Power contract acquisition adjustment gain	318,184	347,547
Other	98,817	96,275
Total other long-term and regulatory assets	1,419,761	1,443,698
Total assets	$12,693,153	$12,835,048

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) CAPITALIZATION AND LIABILITIES

	(Unaudited)
	June 30, 2015	December 31, 2014
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Earnings reinvested in the business	220,206	271,414
Accumulated other comprehensive income (loss), net of tax	(34,854)	(37,043)
Total common shareholder’s equity	3,494,309	3,543,328
Long-term debt:
First mortgage bonds and senior notes	3,364,412	3,189,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,800,000	1,699,000
Debt discount and other	(214,705)	(218,664)
Total long-term debt	5,361,567	5,081,608
Total capitalization	8,855,876	8,624,936
Current liabilities:
Accounts payable	226,109	307,578
Short-term debt	—	85,000
Current maturities of long-term debt	12,000	162,000
Purchased gas adjustment liability	14,890	—
Accrued expenses:
Taxes	99,231	107,782
Salaries and wages	32,762	40,970
Interest	73,525	78,914
Unrealized loss on derivative instruments	130,153	142,195
Power contract acquisition adjustment loss	3,551	3,593
Other	60,959	62,464
Total current liabilities	653,180	990,496
Other long-term and regulatory liabilities:
Deferred income taxes	1,524,944	1,522,357
Unrealized loss on derivative instruments	45,889	62,913
Regulatory liabilities	613,287	633,471
Regulatory liabilities related to power contracts	360,217	391,389
Power contract acquisition adjustment loss	24,041	26,223
Other deferred credits	615,719	583,263
Total other long-term and regulatory liabilities	3,184,097	3,219,616
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$12,693,153	$12,835,048

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$141,292	$148,705
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	206,589	206,916
Conservation amortization	54,165	51,508
Deferred income taxes and tax credits, net	58,580	56,679
Net unrealized (gain) loss on derivative instruments	(12,707)	(25,664)
Derivative contracts classified as financing activities due to merger	8,045	8,026
AFUDC – Equity	(3,836)	(3,405)
Funding of pension liability	(9,000)	(6,000)
Regulatory assets	(111,660)	(80,365)
Regulatory liabilities	7,186	3,668
Other long-term assets	13,142	(6,477)
Other long-term liabilities	11,686	37,739
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	98,582	228,718
Materials and supplies	(305)	5,482
Fuel and gas inventory	10,734	2,359
Taxes	300	297
Prepayments and other	(3,276)	(1,273)
Purchased gas adjustment	35,963	(18,477)
Accounts payable	(80,932)	(64,794)
Taxes payable	(8,551)	(17,536)
Accrued expenses and other	(26,890)	(8,884)
Net cash provided by operating activities	389,107	517,222
Investing activities:
Construction expenditures – excluding equity AFUDC	(265,500)	(217,381)
Treasury grants received	—	107,794
Restricted cash	24,899	(47,793)
Other	2,674	(11,058)
Net cash used in investing activities	(237,927)	(168,438)
Financing activities:
Change in short-term debt, net	(85,000)	(165,789)
Dividends paid	(192,500)	(137,779)
Long-term notes and bonds issued	825,000	299,000
Redemption of bonds and notes	(699,000)	(299,000)
Derivative contracts classified as financing activities due to merger	(8,045)	(8,026)
Issuance cost of bonds and other	(14,627)	3,215
Net cash provided by (used in) financing activities	(174,172)	(308,379)
Net increase (decrease) in cash and cash equivalents	(22,992)	40,405
Cash and cash equivalents at beginning of period	37,527	44,302
Cash and cash equivalents at end of period	$14,535	$84,707
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$173,941	$172,106
Cash payments (refunds) for income taxes	—	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$51,239	$63,849
The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenue:
Electric	$469,616	$475,580	$1,043,243	$1,109,133
Natural gas	184,941	183,935	533,803	571,378
Other	3,784	3,401	8,138	7,780
Total operating revenue	658,341	662,916	1,585,184	1,688,291
Operating expenses:
Energy costs:
Purchased electricity	104,471	114,627	257,951	295,785
Electric generation fuel	55,652	34,795	103,668	110,232
Residential exchange	(29,054)	(23,621)	(72,768)	(53,624)
Purchased natural gas	79,465	76,272	235,898	267,578
Unrealized (gain) loss on derivative instruments, net	(8,232)	(17,094)	(11,383)	(24,364)
Utility operations and maintenance	131,972	134,883	269,147	278,960
Non-utility expense and other	6,342	5,374	13,349	11,548
Depreciation and amortization	100,412	105,197	206,589	206,916
Conservation amortization	24,561	22,526	54,165	51,508
Taxes other than income taxes	69,999	67,772	164,912	168,590
Total operating expenses	535,588	520,731	1,221,528	1,313,129
Operating income (loss)	122,753	142,185	363,656	375,162
Other income (deductions):
Other income	5,255	4,621	10,039	8,860
Other expense	(1,815)	(1,644)	(3,222)	(3,226)
Interest charges:
AFUDC	1,729	1,562	3,160	2,714
Interest expense	(62,620)	(65,522)	(125,816)	(129,659)
Interest expense on parent note	(31)	(27)	(63)	(52)
Income (loss) before income taxes	65,271	81,175	247,754	253,799
Income tax (benefit) expense	22,572	23,341	75,955	74,883
Net income (loss)	$42,699	$57,834	$171,799	$178,916

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$42,699	$57,834	$171,799	$178,916
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $2,204, $766, $4,025 and $1,844, respectively	4,094	1,424	7,475	3,425
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $0, $0, $369 and $386, respectively	—	—	686	718
Amortization of treasury interest rate swaps to earnings, net of tax of $43, $43 $86 and $86, respectively	79	79	158	158
Other comprehensive income (loss)	4,173	1,503	8,319	4,301
Comprehensive income (loss)	$46,872	$59,337	$180,118	$183,217

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	(Unaudited)
	June 30, 2015	December 31, 2014
Utility plant (at original cost, including construction work in progress of $299,085 and $239,690, respectively):
Electric plant	$9,471,915	$9,330,999
Natural gas plant	3,353,746	3,282,818
Common plant	511,542	512,842
Less: Accumulated depreciation and amortization	(4,557,846)	(4,449,680)
Net utility plant	8,779,357	8,676,979
Other property and investments:
Other property and investments	84,202	86,913
Total other property and investments	84,202	86,913
Current assets:
Cash and cash equivalents	13,320	37,466
Restricted cash	7,964	32,863
Accounts receivable, net of allowance for doubtful accounts of $9,129 and $7,472, respectively	241,179	307,046
Unbilled revenue	135,624	168,039
Purchased gas adjustment receivable	—	21,073
Materials and supplies, at average cost	83,494	83,189
Fuel and gas inventory, at average cost	55,922	66,656
Unrealized gain on derivative instruments	17,951	21,178
Taxes	1	301
Prepaid expense and other	24,181	20,907
Deferred income taxes	170,716	208,447
Total current assets	750,352	967,165
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	74,759	94,913
Power cost adjustment mechanism	4,688	4,623
Other regulatory assets	892,048	866,793
Unrealized gain on derivative instruments	3,137	3,170
Other	89,296	89,306
Total other long-term and regulatory assets	1,063,928	1,058,805
Total assets	$10,677,839	$10,789,862

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	(Unaudited)
	June 30, 2015	December 31, 2014
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,275,105	3,246,205
Earnings reinvested in the business	230,034	202,622
Accumulated other comprehensive income (loss), net of tax	(162,638)	(170,957)
Total common shareholder’s equity	3,343,360	3,278,729
Long-term debt:
First mortgage bonds and senior notes	3,364,412	3,189,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount	(1,919)	(13)
Total long-term debt	3,774,353	3,601,259
Total capitalization	7,117,713	6,879,988
Current liabilities:
Accounts payable	226,109	307,572
Short-term debt	—	85,000
Short-term note owed to parent	—	28,933
Current maturities of long-term debt	12,000	162,000
Purchased gas adjustment liability	14,890	—
Accrued expenses:
Taxes	99,231	107,782
Salaries and wages	32,762	40,970
Interest	47,424	55,346
Unrealized loss on derivative instruments	124,139	135,973
Other	60,959	62,464
Total current liabilities	617,514	986,040
Other long-term and regulatory liabilities:
Deferred income taxes	1,672,405	1,649,857
Unrealized loss on derivative instruments	43,609	60,063
Regulatory liabilities	611,091	630,651
Other deferred credits	615,507	583,263
Total other long-term and regulatory liabilities	2,942,612	2,923,834
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$10,677,839	$10,789,862

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$171,799	$178,916
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	206,589	206,916
Conservation amortization	54,165	51,508
Deferred income taxes and tax credits, net	75,953	74,883
Net unrealized (gain) loss on derivative instruments	(11,383)	(24,364)
AFUDC – Equity	(3,836)	(6,000)
Funding of pension liability	(9,000)	(3,405)
Regulatory assets	(111,660)	(80,365)
Regulatory liabilities	7,186	3,668
Other long-term assets	12,507	(1,650)
Other long-term liabilities	14,530	33,339
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	98,282	228,559
Materials and supplies	(305)	5,482
Fuel and gas inventory	10,734	2,359
Taxes	300	297
Prepayments and other	(3,274)	(1,273)
Purchased gas adjustment	35,963	(18,477)
Accounts payable	(80,926)	(64,794)
Taxes payable	(8,551)	(17,536)
Accrued expenses and other	(31,442)	(9,620)
Net cash provided by operating activities	427,631	558,443
Investing activities:
Construction expenditures – excluding equity AFUDC	(265,500)	(217,381)
Treasury grants received	—	107,794
Restricted cash	24,899	(47,793)
Other	4,692	(9,818)
Net cash used in investing activities	(235,909)	(167,198)
Financing activities:
Change in short-term debt, net	(85,000)	(165,789)
Dividends paid	(144,387)	(203,628)
Loan from (payment to) parent	(28,933)	(665)
Investment from parent	28,900	—
Long-term notes and bonds issued	425,000	—
Redemption of bonds and notes	(400,000)	—
Issuance cost of bonds and other	(11,448)	3,886
Net cash provided by (used in) financing activities	(215,868)	(366,196)
Net increase (decrease) in cash and cash equivalents	(24,146)	25,049
Cash and cash equivalents at beginning of period	37,466	44,111
Cash and cash equivalents at end of period	$13,320	$69,160
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$128,267	$123,345
Cash payments (refunds) for income taxes	—	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flow	$51,239	$63,849
The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy is an energy services holding company that owns PSE.  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region.  Puget Energy is an indirect wholly-owned subsidiary of Puget Holdings LLC (Puget Holdings).
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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $50.3 million and $119.9 million for the three and six months ended June 30, 2015, respectively, and $50.6 million and $128.5 million for the three and six months ended June 30, 2014, respectively.  The Company reports the collection of such taxes on a gross basis in operating revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.
PSE's electric and gas operations contain a revenue decoupling mechanism under which PSE's actual energy delivery revenues related to electric transmission and distribution, gas operations and general administrative costs are compared with authorized revenues allowed under the mechanism. Any differences in revenue are deferred to a regulatory asset for under recovery or regulatory liability for over recovery under alternative revenue recognition. To record revenues under this program, the Company must be able to collect the revenue within 24 months based on alternative revenue recognition guidance. Decoupled rate increases are effective May 1 of each year subject to a 3.0% cap of total revenue for decoupled rate schedules. Any excess revenue above 3.0% will be included in the following year's decoupled rate. The Company will be able to recognize revenue deferred below the 3.0% cap of total revenue for decoupled rate schedules. For revenue deferrals exceeding the annual 3.0% rate cap of total revenue for decoupled rate schedules, the Company will need to review the excess amount for its ability to be collected within 24 months. If the excess amount cannot be collected within 24 months, for GAAP purposes only, the Company will not record any decoupling revenue until it is within the 24 months of collection. Revenues associated with energy costs under the Power Cost Adjustment (PCA) mechanism and Purchased Gas Adjustment (PGA) mechanism are excluded from the decoupling mechanism.

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
On July 9, 2015, FASB finalized a one-year deferral for ASU 2014-09, making ASU 2014-09 effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In addition to the FASB's deferral decision, FASB provided reporting entities with an option to adopt ASU 2014-09 for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, the original effective date. The Company plans to adopt ASU 2014-09 according to the original effective date. Reporting entities also have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  The Company initiated a steering committee and project team to evaluate the impact of this standard, update any policies and procedures that may be affected and implement the new revenue recognition guidance. At this time, the Company cannot determine the impact this standard will have on its consolidated financial statements.

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of a debt discount. This new guidance affects only the presentation of debt issuance costs and not the recognition and measurement of debt issuance costs. ASU 2015-03 is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.
ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The Company plans to adopt ASU 2015-03 during the first quarter of fiscal 2016. The amount of unamortized debt issuance costs as of June 30, 2015 and December 31, 2014 totaled $40.9 million and $35.7 million, respectively.

Retirement Benefits
In April 2015, the FASB issued ASU 2015-04, "Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." ASU 2015-04 provides a practical expedient to employers with fiscal year-end dates that do not coincide with a calendar month-end. This practical expedient allows the employers to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end.
ASU 2015-04 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual reporting periods, which will include first quarter of fiscal 2016 for the Company. Early adoption is permitted. If elected by the Company, the practical expedient provided by ASU 2015-04 would be applied prospectively in the first quarter of fiscal 2016. We do not expect this guidance to have a material impact on our results of operations or financial position.

Internal-Use Software
In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 requires a customer in a cloud computing arrangement to follow internal-use software guidance if both of the following criteria are met: the customer has the contractual right to take possession of the software at any time during the cloud computing arrangement and can feasibly run the software on its own hardware. If the customer does not meet both criteria, the cloud computing arrangement is considered a service contract and separate accounting for a license would not be permitted.
ASU 2015-05 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2015. Early adoption is permitted. The Company plans to adopt ASU 2015-05 during the first quarter of fiscal 2016 and is in the process of evaluating the potential impacts, if any, of this new guidance on its financial statements.

Fair Value Measurement
In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)," which removes the requirement to categorize within the fair value hierarchy all investments for which their fair value is measured using the net asset value per share practical expedient. This ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Instead, those disclosures will be limited to investments for which the Company has elected to measure the fair value using that practical expedient.
ASU 2015-07 is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2015 and requires reporting entities to apply this ASU retrospectively to all periods presented. Early adoption is permitted. The Company plans to adopt ASU 2015-07 during the first quarter of fiscal 2016. At this time, the Company cannot determine the impact this standard will have on its consolidated financial statements.

Inventory
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires inventory within scope of this Topic 330 to be measured at the lower of cost and net realizable value. This amendment does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. This amendment applies to all other inventory, including inventory measured using first-in, first-out (FIFO) or average cost.
The new accounting guidance is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2016 with early adoption permitted. At this time, the Company cannot determine the impact this standard will have on its consolidated financial statements. The Company plans to adopt ASU 2015-11 during the first quarter of fiscal 2017.

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
The Company manages its interest rate risk through the issuance of mostly fixed rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program and its credit facilities to meet short-term funding needs. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of June 30, 2015, Puget Energy had two interest rate swap contracts outstanding which extend to January 2017. As of the date of this report, these swap instruments are no longer hedging any variable interest rate debt while management continues to monitor the economics of terminating the swaps. Unless the economics of terminating the swaps become more favorable, management intends to let them expire naturally in January 2017. PSE did not have any outstanding interest rate swap instruments.
The following table presents the volumes, fair values and locations of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	June 30, 2015			December 31, 2014
(Dollars in Thousands)	Volumes	Assets [1]	Liabilities [2]	Volumes	Assets [1]	Liabilities [2]
Interest rate swap derivatives [3]	$450 million	$—	$8,294	$450 million	$—	$9,073
Electric portfolio derivatives	*	11,449	101,416	*	4,822	107,228
Natural gas derivatives (MMBtus) [4]	343.0 million	9,639	66,332	360.4 million	19,526	88,807
Total derivative contracts		$21,088	$176,042		$24,348	$205,108
Current		$17,951	$130,153		$21,178	$142,195
Long-term		3,137	45,889		3,170	62,913
Total derivative contracts		$21,088	$176,042		$24,348	$205,108
_______________

[1]	Balance sheet locations: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet locations: Current and Long-term Unrealized loss on derivative instruments.

[3]	Interest rate swap contracts are only held at Puget Energy.

[4]
All fair value adjustments on derivatives relating to the natural gas business have been deferred in accordance with Accounting Standards Codification (ASC) 980, “Regulated Operations” (ASC 980) due to the PGA mechanism. The net derivative asset or liability and offsetting regulatory liability or asset are related to contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.

*
Electric portfolio derivatives consist of electric generation fuel of 171.6 million One Million British Thermal Units (MMBtu) and purchased electricity of 4.1 million Megawatt Hours (MWhs) at June 30, 2015, and 140.2 million MMBtus and 5.4 million MWhs at December 31, 2014.

For further details regarding the fair value of derivative instruments, see Note 4.

It is the Company's policy to record all derivative transactions on a gross basis at the contract level, without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: WSPP, Inc. (WSPP) agreements which standardize physical power contracts; International Swaps and Derivatives Association (ISDA) agreements which standardize financial gas and electric contracts; and North American Energy Standards Board (NAESB) agreements which standardize physical gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as the right of set-off in the event of counterparty default. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount.

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
June 30, 2015
	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets
Energy derivative contracts	$21,088	$—	$21,088	$(16,491)	$—	$4,597
Liabilities
Energy derivative contracts	167,748	—	167,748	(16,491)	—	151,257
Interest rate swaps [2]	8,294	—	8,294	—	—	8,294

Puget Energy and Puget Sound Energy
December 31, 2014
	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets
Energy derivative contracts	$24,348	$—	$24,348	$(23,066)	$—	$1,282
Liabilities
Energy derivative contracts	196,035	—	196,035	(23,066)	(20)	172,949
Interest rate swaps [2]	9,073	—	9,073	—	—	9,073
_______________

[1]	All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

[2]	Interest rate swap contracts are only held at Puget Energy.

The following tables present the effect and locations of the Company's derivatives not designated as hedging instruments, recorded on the statements of income:

Puget Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2015	2014	2015	2014
Interest rate contracts:	Non-hedged interest rate swap (expense) income	$(1,440)	$(1,360)	$(3,415)	$(2,107)
	Interest expense	722	(718)	560	(843)
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net [1]	8,232	17,094	11,928	24,934
	Electric generation fuel	(5,082)	864	(15,744)	8,691
	Purchased electricity	(4,261)	(3,668)	(26,145)	1,715
Total gain (loss) recognized in income on derivatives		$(1,829)	$12,212	$(32,816)	$32,390

Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2015	2014	2015	2014
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net [1]	$8,232	$17,094	$11,383	$24,364
	Electric generation fuel	(5,082)	864	(15,744)	8,691
	Purchased electricity	(4,261)	(3,668)	(26,145)	1,715
Total gain (loss) recognized in income on derivatives		$(1,111)	$14,290	$(30,506)	$34,770
_______________

[1]
Differences between Puget Energy and Puget Sound Energy for the six months ending June 30, 2015 and June 30, 2014 are due to certain derivative contracts recorded at fair value in 2009 and subsequently designated as Normal Purchase Normal Sale (NPNS) or cash flow hedges. These differences occurred through February 2015.

The unrealized gain or loss on derivative contracts is reported in the statement of cash flows under the operating activities section. However, due to purchase accounting requirements, all derivative contracts at Puget Energy were assessed to identify contracts that have a “more than an insignificant” fair value. If the fair value was greater than 10% of the notional value, the contract was deemed as having a financing element. For those contracts, the cash inflows (outflows) are presented in the financing activities section of the statement of cash flows. For the six months ended June 30, 2015 and 2014, cash outflows related to financing activities of $8.0 million, for both periods were reported on the Puget Energy statement of cash flows.

For derivative instruments previously designated as cash flow hedges (including both commodity contracts and interest rate swaps), the effective portion of the gain or loss on the derivative was recorded as a component of Other Comprehensive Income (OCI), and then reclassified into earnings in the same period(s) during which the hedged transaction affected earnings. As of March 31, 2015, all gains or losses on purchased electricity derivatives recorded in OCI have been reclassified into earnings. The Company does not attempt cash flow hedging for any new transactions and records all mark-to-market adjustments through earnings.
The following tables present the Company's pre-tax gain (loss) of derivatives that were previously in a cash flow hedge relationship, and subsequently reclassified out of Accumulated Other Comprehensive Income (AOCI) into income:

Puget Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2015	2014	2015	2014
Interest rate contracts:	Interest expense	$—	$—	$—	$(144)
Commodity contracts:
Electric derivatives	Purchased electricity	—	—	(512)	(534)
Total		$—	$—	$(512)	$(678)

Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2015	2014	2015	2014
Interest rate contracts:	Interest expense [1]	$(122)	$(122)	$(244)	$(244)
Commodity contracts:
Electric derivatives	Purchased electricity	—	—	(1,055)	(1,104)
Total		$(122)	$(122)	$(1,299)	$(1,348)
_______________

[1]	Within the next twelve months, $0.5 million of losses in AOCI will be reclassified into earnings.

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2015, approximately 99.8% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by rating agencies and 0.2% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
The Company computes credit reserves at a master agreement level by counterparty. The Company considers external credit ratings and market factors, such as credit default swaps and bond spreads, in the determination of reserves. The Company recognizes that external ratings may not always reflect how a market participant perceives a counterparty's risk of default. The Company uses both default factors published by Standard & Poor's and factors derived through analysis of market risk, which reflect the application of an industry standard recovery rate. The Company selects a default factor by counterparty at an aggregate master agreement level based on a weighted average default tenor for that counterparty's deals. The default tenor is determined by weighting the fair value and contract tenors for all deals for each counterparty to derive an average value. The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are booked as contra accounts to unrealized gain (loss) positions. As of June 30, 2015, the Company was in a net liability position with many of its counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. As of June 30, 2015, PSE has posted a $1.0 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger any collateral requirements with any of its counterparties during the quarter ended June 30, 2015, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.
The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity at June 30, 2015:

Puget Energy and Puget Sound Energy
Contingent Feature
	Fair Value [1]	Posted	Contingent
(Dollars in Thousands)	Liability	Collateral	Collateral
Credit rating [2]	$29,332	$—	$29,332
Requested credit for adequate assurance	57,214	—	—
Forward value of contract [3]	—	—	—
Total	$86,546	$—	$29,332
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value Measurements

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

Financial assets and liabilities measured at fair value are classified in their entirety in the appropriate fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. The Company primarily determines fair value measurements classified as Level 2 or Level 3 using a combination of the income and market valuation approaches. The process of determining the fair values is the responsibility of the derivative accounting department which reports to the Controller and Principal Accounting Officer. Inputs used to estimate the fair value of forwards, swaps and options include market-price curves, contract terms and prices, credit-risk adjustments, and discount factors. Additionally, for options, the Black-Scholes option valuation model and implied market volatility curves are used. Inputs used to estimate fair value in industry-standard models are categorized as Level 2 inputs because substantially all assumptions and inputs are observable in active markets throughout the full term of the instruments. On a daily basis, the Company obtains quoted forward prices for the electric and natural gas market from an independent external pricing service. For interest rate swaps, the Company obtains monthly market values from an independent external pricing service using London Interbank Offered Rate (LIBOR) forward rates, which is a significant input. Some of the inputs of the interest rate swap valuations, which are less significant, include the credit standing of the counterparties, assumptions for time value and the impact of the Company's nonperformance risk of its liabilities. The Company classifies cash and cash equivalents, and restricted cash as Level 1 financial instruments due to cash being at stated value, and cash equivalents at quoted market prices.
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

Assets and Liabilities with Estimated Fair Value

The following table presents the fair value hierarchy by level and the carrying value for cash, cash equivalents, restricted cash, notes receivable and short-term debt. The carrying values below are representative of fair values due to the short-term nature of these financial instruments.

	Carrying / Fair Value			Carrying / Fair Value
Puget Energy	At June 30, 2015			At December 31, 2014
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$14,535	$—	$14,535	$37,527	$—	$37,527
Restricted cash	7,964	—	7,964	32,863	—	32,863
Notes receivable and other investments	—	50,830	50,830	—	53,503	53,503
Total assets	$22,499	$50,830	$73,329	$70,390	$53,503	$123,893
Liabilities:
Short-term debt	$—	$—	$—	$85,000	$—	$85,000
Total liabilities	$—	$—	$—	$85,000	$—	$85,000

	Carrying / Fair Value			Carrying / Fair Value
Puget Sound Energy	At June 30, 2015			At December 31, 2014
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$13,320	$—	$13,320	$37,466	$—	$37,466
Restricted cash	7,964	—	7,964	32,863	—	32,863
Notes receivable and other investments	—	50,830	50,830	—	53,503	53,503
Total assets	$21,284	$50,830	$72,114	$70,329	$53,503	$123,832
Liabilities:
Short-term debt	$—	$—	$—	$85,000	$—	$85,000
Short-term debt owed to parent	—	—	—	—	28,933	28,933
Total liabilities	$—	$—	$—	$85,000	$28,933	$113,933

The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. Carrying values and estimated fair values were as follows:

Puget Energy		June 30, 2015		December 31, 2014
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$159,346	$250,000	$276,235
Long-term debt (fixed-rate), net of discount	2	5,123,567	6,227,669	4,694,608	6,083,554
Long-term debt (variable-rate)	2	—	—	299,000	299,000
Total		$5,373,567	$6,387,015	$5,243,608	$6,658,789

Puget Sound Energy		June 30, 2015		December 31, 2014
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$159,346	$250,000	$276,235
Long-term debt (fixed-rate), net of discount	2	3,536,353	4,226,899	3,513,259	4,437,473
Total		$3,786,353	$4,386,245	$3,763,259	$4,713,708

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy	Fair Value			Fair Value
	At June 30, 2015			At December 31, 2014
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Interest rate derivative instruments	$8,294	$—	$8,294	$9,073	$—	$9,073
Total derivative liabilities	$8,294	$—	$8,294	$9,073	$—	$9,073

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At June 30, 2015			At December 31, 2014
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$8,777	$2,672	$11,449	$1,654	$3,168	$4,822
Natural gas derivative instruments	5,340	4,299	9,639	18,064	1,462	19,526
Total assets	$14,117	$6,971	$21,088	$19,718	$4,630	$24,348
Liabilities:
Electric derivative instruments	$83,374	$18,042	$101,416	$91,998	$15,230	$107,228
Natural gas derivative instruments	62,856	3,476	66,332	85,305	3,502	88,807
Total liabilities	$146,230	$21,518	$167,748	$177,303	$18,732	$196,035

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
Level 3 Roll-Forward Net Asset/(Liability)	2015			2014
(Dollars in Thousands)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(16,091)	$(1,601)	$(17,692)	$(14,606)	$(1,103)	$(15,709)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [1]	(4,064)	—	(4,064)	7,800	—	7,800
Included in regulatory assets / liabilities	—	2,813	2,813	—	2,120	2,120
Settlements [3]	52	(389)	(337)	1,757	(166)	1,591
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	4,733	—	4,733	356	(1,124)	(768)
Balance at end of period	$(15,370)	$823	$(14,547)	$(4,693)	$(273)	$(4,966)

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
Level 3 Roll-Forward Net Asset/(Liability)	2015			2014
(Dollars in Thousands)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(12,061)	$(2,039)	$(14,100)	$(15,421)	$(361)	$(15,782)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [2]	(9,102)	—	(9,102)	5,055	—	5,055
Included in regulatory assets / liabilities	—	2,938	2,938	—	2,379	2,379
Settlements [3]	165	(298)	(133)	2,078	(576)	1,502
Transferred into Level 3	(787)	—	(787)	3,100	(585)	2,515
Transferred out of Level 3	6,415	222	6,637	495	(1,130)	(635)
Balance at end of period	$(15,370)	$823	$(14,547)	$(4,693)	$(273)	$(4,966)
_______________

[1]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(3.8) million and $4.7 million for the three months ended June 30, 2015 and 2014, respectively.

[2]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(8.8) million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

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
In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month, and reported in the Level 3 Roll-Forward table above. The Company did not have any transfers between Level 2 and Level 1 during the reported periods. The Company does periodically transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances, the Company uses a more liquid price point and performs a 15-month regression against the illiquid locations to serve as a proxy for market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs.
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. The following table presents the forward price ranges for the Company's purchased commodity contracts as of June 30, 2015:

	Fair Value				Range
(Dollars in Thousands)	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$2,672	$18,042	Discounted cash flow	Power Prices	$15.17 per MWh	$38.00 per MWh	$28.03 per MWh
Natural gas	$4,299	$3,476	Discounted cash flow	Natural Gas Prices	$1.71 per MMBtu	$3.54 per MMBtu	$2.79 per MMBtu
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's purchased commodity contracts, as of December 31, 2014:

	Fair Value				Range
(Dollars in Thousands)	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$3,168	$15,230	Discounted cash flow	Power Prices	$21.79 per MWh	$35.46 per MWh	$32.89 per MWh
Natural gas	$1,462	$3,502	Discounted cash flow	Natural Gas Prices	$3.11 per MMBtu	$3.83 per MMBtu	$3.28 per MMBtu
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At June 30, 2015 and December 31, 2014, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $3.8 million and $3.9 million, respectively.

(5)	Retirement Benefits

PSE has a defined benefit pension plan covering substantially all PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  All new United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry employees hired on or after January 1, 2014, as well as all new International Brotherhood of Electrical Workers Local Union 77 hired on or after December 12, 2014 and non-represented employees hired on or after January 1, 2014 who elect to accumulate the Company contribution in the cash balance formula portion of the pension plan, will receive annual pay credits of 4% each year. They will also receive interest credits like other participants in the cash balance pension formula of the pension plan, which are at least 1% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, he or she will have annuity and lump sum options for distribution. Those who select the lump sum option will receive their current cash balance amount. PSE also maintains a non-qualified Supplemental Executive Retirement Plan (SERP) for its key senior management employees.
In addition to providing pension benefits, PSE provides a legacy group health care and life insurance benefits for certain retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums, paid primarily by retirees, are based on the benefits provided during the prior year.
Purchase accounting adjustments associated with the re-measurement of the retirement plans are recorded at Puget Energy.

The following tables summarize the Company’s net periodic benefit cost for the three and six months ended June 30, 2015 and 2014:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$5,172	$4,206	$277	$261	$23	$26
Interest cost	6,937	6,965	570	577	150	159
Expected return on plan assets	(11,117)	(10,511)	—	—	(133)	(134)
Amortization of prior service cost	(495)	(495)	11	11	—	—
Amortization of net loss (gain)	962	—	410	228	(51)	(130)
Net periodic benefit cost	$1,459	$165	$1,268	$1,077	$(11)	$(79)

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$10,644	$8,718	$554	$521	$56	$56
Interest cost	14,044	14,020	1,140	1,155	311	342
Expected return on plan assets	(22,519)	(21,232)	—	—	(266)	(267)
Amortization of prior service cost	(990)	(990)	22	22	—	(197)
Amortization of net loss (gain)	1,943	—	820	456	(66)	—
Net periodic benefit cost	$3,122	$516	$2,536	$2,154	$35	$(66)

Puget Sound Energy	Qualified		SERP		Other
	Pension Benefits		Pension Benefits		Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$5,172	$4,206	$277	$261	$23	$26
Interest cost	6,937	6,965	570	577	150	159
Expected return on plan assets	(11,223)	(10,708)	—	—	(133)	(134)
Amortization of prior service cost	(393)	(393)	11	11	1	1
Amortization of net loss (gain)	5,141	3,359	530	365	(120)	(208)
Net periodic benefit cost	$5,634	$3,429	$1,388	$1,214	$(79)	$(156)

Puget Sound Energy	Qualified		SERP		Other
	Pension Benefits		Pension Benefits		Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$10,644	$8,718	$554	$521	$56	$56
Interest cost	14,044	14,020	1,140	1,155	311	342
Expected return on plan assets	(22,731)	(21,626)	—	—	(266)	(267)
Amortization of prior service cost	(786)	(786)	22	22	2	2
Amortization of net loss (gain)	10,277	6,597	1,060	730	(203)	(352)
Net periodic benefit cost	$11,448	$6,923	$2,776	$2,428	$(100)	$(219)

The following table summarizes the Company’s change in benefit obligation for the periods ended June 30, 2015 and December 31, 2014:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended	Year Ended	Six Months Ended	Year Ended	Six Months Ended	Year Ended
(Dollars in Thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Change in benefit obligation:
Benefit obligation at beginning of period	$690,194	$573,317	$55,855	$47,279	$15,688	$14,939
Service cost	10,644	17,437	554	1,042	56	112
Interest cost	14,044	28,039	1,140	2,310	311	684
Actuarial loss (gain)	(588)	104,618	—	7,162	(540)	1,108
Benefits paid	(27,869)	(33,217)	(2,565)	(1,938)	(703)	(1,424)
Medicare part D subsidy received	—	—	—	—	221	269
Benefit obligation at end of period	$686,425	$690,194	$54,984	$55,855	$15,033	$15,688

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2015 are expected to be at least $18.0 million, $4.4 million and $0.4 million, respectively. During the three months ended June 30, 2015, the Company contributed $4.5 million, $0.5 million, and $0.2 million to fund the qualified pension plan, SERP and other postretirement plan, respectively. During the six months ended June 30, 2015, the Company contributed $9.0 million, $2.6 million, and $0.4 million to fund the qualified pension plan, SERP and other postretirement plan, respectively.

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

On July 24, 2013, the Public Counsel Division of the Washington State Attorney General's Office (Public Counsel) and the Industrial Customers of Northwest Utilities each filed a petition in Thurston County Superior Court (the Court) seeking judicial reviews of various aspects of the Washington Commission's ERF and decoupling mechanism final order. In its order, the Washington Commission approved a weighted cost of capital of 7.77% and a capital structure that included 48.0% common equity with a return on equity of 9.8%. The parties' petitions argued that the order violated various procedural and substantive requirements of the Washington Administrative Procedure Act, and so requested that it be vacated and that the matter be remanded to the Washington Commission. Oral arguments regarding this matter were held on May 9, 2014. On June 25, 2014, the court issued a decision in which it affirmed the attrition adjustment (escalating factors referred to as the K-Factor) and the Washington Commission's decision not to consider the case as a GRC, but reversed and remanded the cost of equity for further adjudication consistent with the court's decision. In the remand proceeding evidentiary hearings regarding return on equity were held in February 2015, and initial briefs and reply briefs were filed in March 2015. The Washington Commission issued a final order on remand on June 29, 2015, in which it found that 9.8% is a reasonable return on equity for PSE for the term of the rate plan, taking decoupling and other relevant factors into account.
On April 24, 2014, the Washington Commission approved PSE’s request to change rates under its electric and natural gas decoupling mechanism, effective May 1, 2014.  The rate change incorporated the effects of an increase to the allowed delivery revenue per customer as well as true-ups to the rate from the prior year.  This represents a rate increase for electric customers of $10.6 million, or 0.5% annually, and a rate decrease for natural gas customers of $1.0 million, or 0.1% annually.
On April 24, 2014, the Washington Commission approved PSE’s request to change rates under its electric and natural gas property tax tracker mechanism, effective May 1, 2014.  The rate change incorporated the effects of an increase in the amount of property taxes paid as well as true-ups to the rate from the prior year.  This represents a rate increase for electric customers of $11.0 million, or 0.5% annually, and a rate increase for natural gas customers of $5.6 million, or 0.6% annually.
On April 24, 2014, the Washington Commission also approved PSE’s request to change rates under its electric and natural gas conservation riders, effective May 1, 2014.  The rate change incorporated the effects of changes in the annual conservation budgets as well as true-ups to the rate from the prior year.  The rate change represents a rate increase for electric customers of $12.2 million, or 0.6% annually, and a rate increase for natural gas customers of $0.3 million.
On October 30, 2014, the Washington Commission approved the PGA natural gas tariff which proposed to reflect changes in wholesale gas and pipeline transportation costs and changes in deferral amortization rates. The impact of PGA rates is an annual revenue increase of $23.3 million, or 2.5%, with no impact on net operating income.
On November 3, 2014, the Washington Commission issued an order approving the settlement of the Power Cost Only Rate Case (PCORC) which was filed on May 23, 2014. The original filing proposed a decrease of $9.6 million (or an average of approximately 0.5%) in the Company's overall power supply costs. PSE filed joint testimony supporting a settlement stipulation. Customer rates decreased by approximately $19.4 million, or 0.9% annually, as a result of the settlement, effective December 1, 2014.
On March 26, 2015, PSE filed a request with the Washington Commission to change rates under its electric and natural gas property tax tracker mechanism, effective May 1, 2015.  PSE filed a substitute filing with the Washington Commission on April 15, 2015 for the electric property tax tracker mechanism. The proposed rate change incorporates the effects of an increase to property taxes paid, as well as true-ups to the rate from the prior year.  This represents a rate increase for electric customers of $6.5 million, or 0.3% annually. PSE made a subsequent substitute natural gas filing with the Washington Commission on May 1, 2015, which changed the rate effective date to June 1, 2015, and represented a rate decrease for natural gas customers of $2.3 million, or 0.2% annually.
On March 27, 2015, PSE, Public Counsel and the Washington Commission Staff filed a settlement proposing changes to the current PCA mechanism.  The settling parties filed joint testimony supporting the settlement agreement on April 3, 2015. The settlement agreement will require the Washington Commission's approval. The settlement agreement would not take effect until January 1, 2017. Key components of the settlement will include the following changes to the PCA mechanism:

		Company's Share		Customers' Share
Annual Power Cost Variability		Over	Under	Over	Under
+/-	$17 million	100%	100%	—%	—%
+/-	$17 million - $40 million	35	50	65	50
+/-	$40+ million	10	10	90	90

•	Reducing the cumulative deferral trigger for surcharge or refund from $30.0 million to $20.0 million;

•	Removing fixed production costs from the PCA mechanism and placing them in the decoupling mechanism if the decoupling mechanism continues as part of the next GRC;

•
Suspending the requirement that a GRC must be filed within three months after rates are approved in a PCORC, and agreeing, for a five-year period, that PSE will not file a GRC or PCORC within six months of the date that rates go into effect for a PCORC filing;

•	Establishing a five-year moratorium on changes to the PCA/PCORC.

On April 22, 2015, the Washington Commission approved PSE's request to change rates under its electric and natural gas decoupling mechanism, effective May 1, 2015. As part of this filing, PSE also requested to change the methodology of how decoupling deferrals are calculated going forward and adjust deferrals calculated in 2014. The change was done to ensure that the amortization of prior years’ accumulated decoupling deferrals were not included in the calculation of the current year decoupling deferrals. The effect of the methodology change was a reduction of approximately $12.0 million previously recognized revenue from May through December of 2014. The overall changes represent a rate increase for electric customers of $53.8 million, or 2.6% annually, and a rate increase for natural gas customers of $22.0 million, or 2.1% annually, effective May 1, 2015. In addition, PSE exceeded the earnings test threshold for its natural gas business in 2014. As a result, PSE recorded a reduction in natural gas decoupling deferral and revenue of $1.3 million. This was reflected as a reduction to the natural gas rate increases noted above. As noted earlier, the Company is also limited to a 3.0% annual decoupling related cap on increases in total revenue.  This limitation was triggered for certain rate classes. The resulting amount of deferral that was not included in the 2015 rate increase is $1.9 million for electric revenue and $8.2 million for natural gas revenue that was accrued through December 31, 2014. These amounts may be included in customer rates beginning in May 2016, subject to subsequent application of the earnings test and the 3.0% cap on decoupling related rate increases.

(7)	Asset Retirement Obligation

The Company has recorded liabilities for steam generation sites, combustion turbine generation sites, wind generation sites, distribution and transmission poles, gas mains, and leased facilities where disposal is governed by ASC 410 “Asset Retirement and Environmental Obligations (ARO)”.
On April 17, 2015, the United States Environmental Protection Agency (EPA) published a final rule, effective October 14, 2015, that regulates Coal Combustion Residuals (CCRs) under the Resource Conservation and Recovery Act , Subtitle D. The CCR ruling requires the company to perform an extensive study on the effects of coal ash on the environment and public health. The rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash surface impoundments. The rule becomes effective six months after the publication date, on October 14, 2015.
The CCR rule makes significant changes to the Company’s Colstrip operations and those changes were reviewed by the Company and the plant operator in the second quarter of 2015. PSE had previously recognized a legal obligation under EPA rules to dispose of coal ash material at Colstrip, in 2003. Due to the CCR rule, additional disposal costs will be added to the ARO.
The actual ARO costs related to the CCR rule requirements may vary substantially from the estimates used to record the increased obligation due to uncertainty about the compliance strategies that will be used and the preliminary nature of available data used to estimate costs. We will continue to gather additional data and coordinate with the plant operator to make decisions about compliance strategies and the timing of closure activities. As additional information becomes available, the Company will update the ARO obligation for these changes, which could be material.
The following table describes all changes to the Company’s asset retirement obligation for the period December 31, 2014 through June 30, 2015:

Puget Sound Energy
(Dollars in Thousands)
Asset retirement obligation at beginning of period	$48,909
New asset retirement obligation recognized in the period	34,534
Liability adjustments	(15)
Revisions in estimated cash flows	450
Accretion expense	710
Asset retirement obligation at end of period	$84,588

(8)	Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. Based on a second amended complaint filed in August 2014, plaintiffs' lawsuit currently alleges violations of permitting requirements under the New Source Review program of the Clean Air Act and the Montana State Implementation Plan arising from seven projects undertaken at Colstrip during 2001-2012. Plaintiffs have since indicated that they do not intend to pursue three of the seven projects, leaving a total of four projects remaining. The lawsuit claims that, for each project, the Colstrip plant should have obtained a permit and installed pollution control equipment at Colstrip. The Plaintiffs' complaint also seeks civil penalties and other appropriate relief. The case has been bifurcated into separate liability and remedy trials. The liability trial is currently set for November 2015, and a date for the remedy trial has yet to be determined. PSE is litigating the allegations set forth in the complaint, and as such, it is not reasonably possible to estimate the outcome of this matter.

Other Proceedings
The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company has recorded reserves of $0.7 million and $1.7 million relating to these claims as of June 30, 2015 and December 31, 2014, respectively.

(9)	Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s AOCI (loss) by component for the three and six months ended June 30, 2015:

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments
Changes in AOCI, net of tax
(Dollars in Thousands)			Total
March 31, 2015	$(36,131)	$—	$(36,131)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,277	—	1,277
Net current-period other comprehensive income (loss)	1,277	—	1,277
June 30, 2015	$(34,854)	$—	$(34,854)

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments
Changes in AOCI, net of tax
(Dollars in Thousands)			Total
December 31, 2014	$(36,710)	$(333)	$(37,043)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,856	333	2,189
Net current-period other comprehensive income (loss)	1,856	333	2,189
June 30, 2015	$(34,854)	$—	$(34,854)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
March 31, 2015	$(160,900)	$—	$(5,911)	$(166,811)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	4,094	—	79	4,173
Net current-period other comprehensive income (loss)	4,094	—	79	4,173
June 30, 2015	$(156,806)	$—	$(5,832)	$(162,638)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
December 31, 2014	$(164,281)	$(686)	$(5,990)	$(170,957)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	7,475	686	158	8,319
Net current-period other comprehensive income (loss)	7,475	686	158	8,319
June 30, 2015	$(156,806)	$—	$(5,832)	$(162,638)

Details about these reclassifications out of AOCI for the three and six months ended June 30, 2015, and 2014, are as follows:

Puget Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)		2015	2014	2015	2014
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$484	$484	$969	$1,165
Amortization of net gain (loss)	(a)	(2,449)	(98)	(3,825)	(456)
	Total before tax	(1,965)	386	(2,856)	709
	Tax (expense) or benefit	688	(135)	1,000	(248)
	Net of Tax	$(1,277)	$251	$(1,856)	$461
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: electric derivatives	Purchased electricity	—	—	(512)	(534)
	Tax (expense) or benefit	—	—	179	187
	Net of Tax	$—	$—	$(333)	$(347)
Net unrealized gain (loss) on interest rate swaps:
Interest rate contracts	Interest expense	—	—	—	(144)
	Tax (expense) or benefit	—	—	—	50
	Net of Tax	$—	$—	$—	$(94)
Total reclassification for the period	Net of Tax	$(1,277)	$251	$(2,189)	$20
_______________

(a)	These AOCI components are included in the computation of net periodic pension cost (see Note 5 for additional details).

Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)		2015	2014	2015	2014
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$381	$381	$762	$762
Amortization of net gain (loss)	(a)	(6,679)	(3,516)	(12,262)	(6,975)
	Total before tax	(6,298)	(3,135)	(11,500)	(6,213)
	Tax (expense) or benefit	2,204	1,097	4,025	2,175
	Net of Tax	$(4,094)	$(2,038)	$(7,475)	$(4,038)
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: electric derivatives	Purchased electricity	—	—	(1,055)	(1,104)
	Tax (expense) or benefit	—	—	369	386
	Net of Tax	$—	$—	$(686)	$(718)
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	Interest expense	(122)	(122)	(244)	(244)
	Tax (expense) or benefit	43	43	86	86
	Net of Tax	$(79)	$(79)	$(158)	$(158)
Total reclassification for the period	Net of Tax	$(4,173)	$(2,117)	$(8,319)	$(4,914)
_______________

(a)	These AOCI components are included in the computation of net periodic pension cost (see Note 5 for additional details).

(10)	Other

Long-Term Debt
On May 26, 2015, PSE issued $425.0 million of senior notes secured by first mortgage bonds. The notes mature in May 2045 and have an interest rate of 4.30%, which is payable semi-annually in May and November. Net proceeds of the issuance were used to fund the early retirement, including accrued interest and make-whole call premiums, of PSE's $150.0 million 5.197% senior notes maturing in October 2015 and PSE's $250.0 million 6.75% senior notes maturing in January 2016.
On May 12, 2015, Puget Energy issued $400.0 million of senior secured notes. The notes mature in May 2025 and have an interest rate of 3.65%, which is payable semi-annually in May and November. Net proceeds of the issuance were used to repay $299.1 million principal amount outstanding under Puget Energy's term loans, as well as accrued interest, and to fund a special dividend to shareholders of approximately $96.7 million.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy's and PSE's objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2014. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the United States Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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
The Company's mission is to be a safe, dependable, and efficient utility. The Company's objectives are to focus on safety, employee engagement, operational excellence, customer service and financial strength. The Company's strategies are aligned to achieve these objectives and ultimately the Company's mission.
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
The decoupling mechanism allows PSE to recover costs on a per customer basis rather than on a consumption basis. Included in the decoupling petition was a rate plan that allows PSE an opportunity to earn its authorized rate of return without the need for another General Rate Case (GRC) process during the rate plan period. The rate plan included predetermined annual increases to PSE’s allowed electric and natural gas revenue. This plan, with limited exceptions (i.e., Power Cost Only Rate Cases (PCORC) or emergency rate relief), requires PSE to file a GRC no sooner than April 1, 2015 and no later than April 1, 2016. The decoupling mechanism also allows for decoupling revenue on a per customer basis to subsequently increase by 3.0% for electric customers and 2.2% for natural gas customers on January 1 of each year, until the conclusion of PSE’s next GRC. In addition, the decoupling mechanism reduces earnings volatility but does not materially affect the timing of cash flow due to the timing difference between the recognition of decoupling revenue and resulting impacts on rates.
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
PSE generates revenue and cash flow primarily from the sale of electric and natural gas services to residential and commercial customers within a service territory covering approximately 6,000 square miles, principally in the Puget Sound region of the state of Washington. PSE continually balances its load requirements and generation resources to meet customer demand. The Company's external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs. PSE requires access to bank and capital markets to meet its financing needs.
For the three and six months ended June 30, 2015, as compared to the same periods in 2014, PSE's net income was affected primarily by the following factors: (1) a decrease in electric margin due to higher electric generation fuel costs and lower decoupling and miscellaneous revenues; (2) a decrease in gas margin due to lower decoupling revenues; and (3) changes in unrealized (gain) loss on derivative instruments.

Factors and Trends Affecting PSE's Performance
The principal business, economic and other factors that affect PSE's operations and financial performance include the following:

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

•	Wholesale commodity prices of electricity and natural gas;

•	Increasing depreciation;

•	Bonus depreciation and the impact on rate base;

•	General economic conditions in PSE's service territory and its effects on customer growth and use-per-customer;

•	Conservation investments by customers; and

•	Federal, state, and local taxes.

Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended June 30, 2015 is set forth below in this "Overview" section as well as in other sections of the Management's Discussion & Analysis.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2015 and future years. Because PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission. The Washington Commission has traditionally required that these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover year-to-year cost growth, thus rate increases are required. If, in a particular year, PSE's costs are higher than what is currently allowed to be recovered in rates, revenue may not be sufficient to permit PSE to earn its allowed return. In addition, the Washington Commission determines whether expenses and investments are reasonable and prudent in providing electric and natural gas service. If the Washington Commission determines that part of PSE's costs do not meet the standard applied, those costs may be disallowed partially or entirely and not recovered in rates.

Power Cost Only Rate Case. A limited-scope proceeding was approved in 2002 by the Washington Commission to periodically reset power cost rates.  In addition to providing the opportunity to reset all power costs, the PCORC proceeding also provides for timely review of new resource acquisition costs and inclusion of such costs in rates at the time the new resource goes into service.  To achieve this objective, the Washington Commission has used an expedited six-month PCORC decision timeline rather than the statutory 11-month timeline for a GRC.
On November 3, 2014 the Washington Commission issued an order on the settlement of the PCORC which PSE filed on May 23, 2014. The original filing proposed a decrease of $9.6 million (or an average of approximately 0.5%) in the Company's overall power supply costs. PSE filed joint testimony supporting a settlement stipulation. Customer rates decreased by approximately $19.4 million, or 0.9%, annually, as a result of the settlement effective December 1, 2014.

Expedited Rate Filing. On February 4, 2013, PSE filed revised tariffs seeking to update its rates established in its base rate proceedings in May 2012. This filing was limited in scope and rate impact. This filing was primarily intended to establish baseline rates on which the decoupling mechanisms, described below, are proposed to operate. The filing also provided for the collection of property taxes through a property tax tracker mechanism based on cash payments of property tax made by PSE during the year. Any difference between the cash payments and property tax accruals will be deferred and recovered in a property tax tracker.

Decoupling. On October 25, 2012, PSE and the Northwest Energy Coalition (NWEC) filed a petition for an order seeking approval of an electric and a natural gas decoupling mechanism for the recovery of PSE's delivery-system costs and authority to record accounting entries associated with the mechanisms. Included in the amended decoupling petition was a rate plan that allows PSE an opportunity to earn its authorized rate of return without the need for another GRC process over the plan period. The rate plan includes predetermined annual increases (escalating factors referred to as the K-Factor) to PSE's allowed electric and gas delivery revenue (transmission and distribution), which are effective January 1 of each year, currently 3.0% for electric and 2.2% for gas. Under this plan, PSE, with limited exceptions, would be allowed to file its next GRC no sooner than April 1, 2015 and no later than April 1, 2016 unless agreed to otherwise by the parties. PSE would continue to be authorized to file for rate changes under existing rate mechanisms such as the Power Cost Adjustment (PCA) mechanism, the Purchased Gas Adjustment (PGA) mechanism, and emergency rate relief during the rate plan period.
PSE's rates related to the cumulative deferred decoupling mechanism accrued by each rate group through the calendar year and effective May 1 in the following year will be subject to a 3.0% cap on rate increases. Any amount in excess of the cap will be added to the decoupling tracker in subsequent rate periods, subject to a 3.0% cap on rate increases in the subsequent year. In addition, PSE and its customers would share 50.0% each in any earnings in excess of the authorized rate of return of 7.77%. The customers' share of any earnings would be returned to customers over the subsequent 12-month period beginning May 1 of each year.
On April 24, 2014, the Washington Commission approved PSE’s request to change rates under its electric and natural gas decoupling mechanism, effective May 1, 2014.  The rate change incorporated the effects of an increase to the allowed delivery revenue per customer as well as true-ups to the rate from the prior year.  This represents a rate increase for electric customers of $10.6 million, or 0.5%, annually on total electric revenue, and a rate decrease for natural gas customers of $1.0 million, or 0.1%, annually on total gas revenue.
On April 22, 2015, the Washington Commission approved PSE's request to change rates under its electric and natural gas decoupling mechanism, effective May 1, 2015. As part of this filing, PSE also requested to change the methodology of how decoupling deferrals are calculated going forward and adjust deferrals calculated in 2014. The change was done to ensure that the amortization of prior years’ accumulated decoupling deferrals were not included in the calculation of the current year decoupling deferrals. The effect of the methodology change was a reduction of approximately $12.0 million previously recognized revenue from May through December 2014. The overall changes represent a rate increase for electric customers of $53.8 million, or 2.6%, annually, and a rate increase for natural gas customers of $22.0 million, or 2.1%, annually, effective May 1, 2015. In addition, PSE exceeded the earnings test threshold for its natural gas business in 2014. As a result, PSE recorded a reduction in natural gas decoupling deferral and revenue of $1.3 million. This was reflected as a reduction to the natural gas rate increases noted above.
 As noted earlier, the Company is also limited to a 3.0% annual decoupling related cap on increases in total revenue.  This limitation was triggered for certain rate classes. The resulting amount of deferral that was not included in the 2015 rate increase is $1.9 million for electric revenue and $8.2 million for natural gas revenue that was accrued through December 31, 2014. These amounts may be included in customer rates beginning in May 2016, subject to subsequent application of the earnings test and the 3.0% cap on decoupling related rate increases.
Due to the 3.0% annual decoupling increase cap noted above and the growing size of decoupling deferrals, PSE performed an analysis as of June 30, 2015 to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of December 31, 2015.  The analysis indicated $5.2 million of natural gas decoupling revenue will not be collected within 24 months, therefore PSE did not recognize this portion of decoupling revenue. However, once it is determined to be collectible within 24 months it will be recognized.

Washington Commission Decision. On July 24, 2013, the Public Counsel Division of the Washington State Attorney General's Office (Public Counsel) and the Industrial Customers of Northwest Utilities each filed a petition in Thurston County Superior Court (the Court) seeking judicial review of various aspects of the Washington Commission's ERF and decoupling mechanism final order. The parties' petitions argued that the order violated various procedural and substantive requirements of the Washington Administrative Procedure Act, and so requested that it be vacated and that the matter be remanded to the Washington Commission. Oral arguments regarding this matter were held on May 9, 2014. On June 25, 2014, the court issued a decision in which it affirmed the attrition adjustment K-Factor and the Washington Commission's decision not to consider the case as a GRC, but reversed and remanded the cost of equity for further adjudication consistent with the court's decision. In the remand proceeding evidentiary hearings regarding return on equity were held in February 2015 and initial briefs and reply briefs were filed in March 2015. The Washington Commission issued a final order on remand on June 29, 2015, in which it found that 9.8% is a reasonable return on equity for PSE for the term of the rate plan, taking decoupling and other relevant factors into account.

Other Proceedings. On March 26, 2015, PSE filed a request with the Washington Commission to change rates under its electric and natural gas property tax tracker mechanism, effective May 1, 2015.  PSE filed a substitute filing with the Washington Commission on April 15, 2015 for the electric property tax tracker mechanism. The proposed rate change incorporates the effects of an increase to property taxes paid as well as true-ups to the rate from the prior year.  This represents a rate increase for electric customers of $6.5 million, or 0.3% annually. PSE made a subsequent substitute natural gas filing with the Washington Commission on May 1, 2015, which changed the rate effective date to June 1, 2015, and represented a rate decrease for natural gas customers of $2.3 million or 0.2% annually.
On April 24, 2014, the Washington Commission approved PSE’s request to change rates under its electric and natural gas property tax tracker mechanism, effective May 1, 2014.  The rate change incorporated the effects of an increase in the amount of property taxes paid as well as true-ups to the rate from the prior year.  This represents a rate increase for electric customers of $11.0 million, or 0.5% annually, and a rate increase for natural gas customers of $5.6 million, or 0.6% annually.
On April 24, 2014, the Washington Commission also approved PSE’s request to change rates under its electric and natural gas conservation riders, effective May 1, 2014.  The rate change incorporated the effects of changes in the annual conservation budgets as well as true-ups to the rate from the prior year.  The rate change represents a rate increase for electric customers of $12.2 million, or 0.6% annually, and a rate increase for natural gas customers of $0.3 million.

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

On March 27, 2015, PSE, Public Counsel and the Washington Commission Staff filed a settlement proposing changes to the current PCA mechanism.  The settling parties filed joint testimony supporting the settlement agreement on April 3, 2015. The settlement agreement will require the Washington Commission's approval. The settlement agreement would not take effect until January 1, 2017. Key components of the settlement will include the following changes to the PCA mechanism:

Annual Power Cost Variability	Company's Share		Customers’ Share
	Over	Under	Over	Under
+/- $17 million	100%	100%	—%	—%
+/- $17 million - $40 million	35	50	65	50
+/- $40 + million	10	10	90	90

•	Reducing the cumulative deferral trigger for surcharge or refund from $30.0 million to $20.0 million;

•	Removing fixed production costs from the PCA mechanism and placing them in the decoupling mechanism if the decoupling mechanism continues as part of the next GRC;

•
Suspending the requirement that a GRC must be filed within three months after rates are approved in a PCORC, and agreeing, for a five-year period, that PSE will not file a GRC or PCORC within six months of the date rates go into effect for a PCORC filing;

•	Establishing a five-year moratorium on changes to the PCA/PCORC.

PSE had an unfavorable PCA imbalance for the three and six months ended June 30, 2015, which was $3.0 million and $5.0 million, respectively, above the “power cost baseline” level, of which no amount was apportioned to customers. This compares to a favorable imbalance for the three months ended June 30, 2014 of $0.6 million of which no amount was apportioned to customers, and an unfavorable imbalance for the six months ended June 30, 2014 of $18.5 million of which no amount was apportioned to customers.

As discussed above, the Washington Commission approved rate increases related to the recovery of PSE's electric delivery system costs. The following table sets forth the associated electric rate adjustments approved by the Washington Commission and the corresponding impact to PSE's annual revenue based on the effective dates:

Type of Rate Adjustment	Effective Date	Average Percentage Increase (Decrease) in Rates	Annual Increase (Decrease) in Rates (Dollars in Millions)
Decoupling rate filing	May 1, 2015	2.6%	$53.8
PCORC	December 1, 2014	(0.9)	(19.4)
Conservation rider	May 1, 2014	0.6	12.2
Decoupling rate filing	May 1, 2014	0.5	10.6
Property tax tracker	May 1, 2014	0.5	11.0

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

Other Factors and Trends
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
PSE reported lower customer usage in the six months ended June 30, 2015, primarily due to Pacific Northwest temperatures being warmer on average as compared to the same period in the prior year. The actual average temperature during the six months ended June 30, 2015 was 54.02 degrees, or 2.34 degrees warmer than the same period in the prior year, and 4.13 degrees warmer when compared to the historical average.

Revenue Decoupling. While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms, which went into effect on July 1, 2013 for electric and natural gas operations, are expected to diminish the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, gas operations and general administrative costs from residential, commercial and industrial customers to eliminate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer with the exception of the electric business where power costs are not part of the decoupling mechanism. As a result, these electric and natural gas revenues will be recovered on a per customer basis regardless of actual consumption levels. The energy supply costs, which are part of the PCA and PGA mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption. Following each calendar year, PSE will bill or refund the difference between allowed decoupling revenue and the corresponding actual revenue to affected customers during the following May to April time period.

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

Regulatory Compliance Costs and Expenditures. PSE's operations are subject to extensive federal, state and local laws and regulations. These regulations cover electric system reliability, gas pipeline system safety and energy market transparency, among other areas. Environmental laws and regulations related to air and water quality, including climate change and endangered species protection, waste handling and disposal (including generation by-products such as coal ash), remediation of contamination and siting new facilities also impact the Company's operations. PSE must spend significant amounts to fulfill requirements set by regulatory agencies, many of which have greatly expanded mandates on measures including, but not limited to, resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement and fees.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items which impacted PSE's results of operations:

Puget Sound Energy	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	Favorable/ (Unfavorable)	2015	2014	Favorable/ (Unfavorable)
Operating revenue:
Electric
Residential sales	$220,343	$217,758	1.2%	$506,369	$552,857	(8.4)%
Commercial sales	198,439	194,145	2.2	420,729	416,283	1.1
Industrial sales	26,811	26,281	2.0	55,761	53,484	4.3
Other retail sales	5,237	4,799	9.1	10,233	9,930	3.1
Total retail sales	450,830	442,983	1.8	993,092	1,032,554	(3.8)
Transportation sales	2,291	2,381	(3.8)	4,529	4,369	3.7
Sales to other utilities and marketers	5,691	6,583	(13.6)	12,268	20,622	(40.5)
Decoupling revenue	4,231	13,494	(68.6)	25,941	26,171	(0.9)
Other	6,573	10,139	(35.2)	7,413	25,417	(70.8)
Total electric operating revenue	469,616	475,580	(1.3)	1,043,243	1,109,133	(5.9)
Natural gas
Residential sales	111,299	109,394	1.7	328,254	374,802	(12.4)
Commercial sales	57,652	54,408	6.0	147,722	159,177	(7.2)
Industrial sales	5,054	5,088	(0.7)	12,177	13,879	(12.3)
Total retail sales	174,005	168,890	3.0	488,153	547,858	(10.9)
Transportation sales	4,640	4,180	11.0	9,251	8,445	9.5
Decoupling revenue	2,980	7,306	(59.2)	29,761	8,093	*
Other	3,316	3,559	(6.8)	6,638	6,982	(4.9)
Total natural gas operating revenue	184,941	183,935	0.5	533,803	571,378	(6.6)
Non-utility operating revenue	3,784	3,401	11.3	8,138	7,780	4.6
Total operating revenue	658,341	662,916	(0.7)	1,585,184	1,688,291	(6.1)
Operating expenses:
Energy costs
Purchased electricity	104,471	114,627	8.9	257,951	295,785	12.8
Electric generation fuel	55,652	34,795	(59.9)	103,668	110,232	6.0
Residential exchange	(29,054)	(23,621)	23.0	(72,768)	(53,624)	35.7
Purchased natural gas	79,465	76,272	(4.2)	235,898	267,578	11.8
Net unrealized (gain) loss on derivative instruments	(8,232)	(17,094)	(51.8)	(11,383)	(24,364)	(53.3)
Utility operations and maintenance	131,972	134,883	2.2	269,147	278,960	3.5
Non-utility expense and other	6,342	5,374	(18.0)	13,349	11,548	(15.6)
Depreciation and amortization	100,412	105,197	4.5	206,589	206,916	0.2
Conservation amortization	24,561	22,526	(9.0)	54,165	51,508	(5.2)
Taxes other than income taxes	69,999	67,772	(3.3)	164,912	168,590	2.2
Total operating expenses	535,588	520,731	(2.9)	1,221,528	1,313,129	7.0
Operating income (loss)	122,753	142,185	(13.7)	363,656	375,162	(3.1)
Other income	5,255	4,621	13.7	10,039	8,860	13.3
Other expense	(1,815)	(1,644)	(10.4)	(3,222)	(3,226)	0.1
Interest charges	(60,922)	(63,987)	4.8	(122,719)	(126,997)	3.4
Income (loss) before income taxes	65,271	81,175	(19.6)	247,754	253,799	(2.4)
Income tax (benefit) expense	22,572	23,341	3.3	75,955	74,883	(1.4)
Net income (loss)	$42,699	$57,834	(26.2)%	$171,799	$178,916	(4.0)%
_______________

*	Not meaningful

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

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE's service territory. The following table displays the details of PSE's electric margin changes:

Electric Margin	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	Favorable/ (Unfavorable)	2015	2014	Favorable/ (Unfavorable)
Electric operating revenue:
Residential sales	$220,343	$217,758	1.2%	$506,369	$552,857	(8.4)%
Commercial sales	198,439	194,145	2.2	420,729	416,283	1.1
Industrial sales	26,811	26,281	2.0	55,761	53,484	4.3
Other retail sales	5,237	4,799	9.1	10,233	9,930	3.1
Total retail sales	450,830	442,983	1.8	993,092	1,032,554	(3.8)
Transportation sales	2,291	2,381	(3.8)	4,529	4,369	3.7
Sales to other utilities and marketers	5,691	6,583	(13.6)	12,268	20,622	(40.5)
Decoupling revenue	4,231	13,494	(68.6)	25,941	26,171	(0.9)
Other	6,573	10,139	(35.2)	7,413	25,417	(70.8)
Total electric operating revenues[1]	469,616	475,580	(1.3)	1,043,243	1,109,133	(5.9)
Minus electric energy costs:
Purchased electricity[1]	104,471	114,627	8.9	257,951	295,785	12.8
Electric generation fuel[1]	55,652	34,795	(59.9)	103,668	110,232	6.0
Residential exchange[1]	(29,054)	(23,621)	23.0	(72,768)	(53,624)	35.7
Total electric energy costs	131,069	125,801	(4.2)	288,851	352,393	18.0
Electric margin[2]	$338,547	$349,779	(3.2)%	$754,392	$756,740	(0.3)%
______________

[1]	As reported on PSE’s Consolidated Statement of Income.

[2]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Electric margin decreased $11.2 million and $2.3 million, or 3.2% and 0.3%, to $338.5 million and $754.4 million from $349.8 million and $756.7 million for the three and six months ended June 30, 2015, respectively, as compared to the same period in 2014. The following is a discussion of significant items that impact electric operating revenue and electric energy costs, which are included in electric margin:

Electric Operating Revenue
Electric operating revenues decreased $6.0 million, or 1.3%, to $469.6 million from $475.6 million for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease in operating revenues was primarily due to lower decoupling revenue of $9.3 million and lower non-core gas sales for electric generation of $3.4 million. The decrease was partially offset by an increase in total retail sales of $7.8 million. These items are discussed in more detail below.

Electric operating revenues decreased $65.9 million, or 5.9%, to $1,043.2 million from $1,109.1 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease in operating revenues was primarily due to lower electric retail sales of $39.5 million, non-core gas sales of $15.1 million and sales to other utilities and marketers of $8.4 million. These items are discussed in more detail below.
Electric retail sales increased $7.8 million, or 1.8%, to $450.8 million from $443.0 million for the three months ended June 30, 2015 as compared to the same period in 2014. The increase in electric retail sales primarily resulted from a revenue increase of $12.5 million due to higher retail electricity usage of 129,090 MWhs, or 2.8% and $5.3 million increase in property tax rider during the three months ended June 30, 2015 as compared to the same period in the prior year. The increase was partially offset by a revenue decrease of $4.6 million due to a decrease in PCORC rates and $6.7 million gain on Jefferson County asset sale passed back to customers.
Electric retail sales decreased $39.5 million, or 3.8%, to $993.1 million from $1,032.6 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease in electric retail sales primarily resulted from a revenue decrease of $23.0 million due to lower retail electricity usage of 232,074 MWhs, or 2.2% during the six months ended June 30, 2015 as compared to the same period in the prior year. The decrease was driven by a net revenue decrease of $16.5 million due to a decrease in PCORC rates and pass back of Jefferson County gain to customers.
Sales to other utilities and marketers decreased $8.4 million, or 40.5%, to $12.3 million from $20.6 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily driven by a $4.8 million decrease related to lower wholesale prices and $3.6 million related to lower volumes for the six months ended June 30, 2015, as compared to the same prior year period.
Decoupling revenue decreased $9.3 million due to lower volumetric sales as a result of warmer weather, amortization of prior year decoupling revenue adjustment and excess earnings over the rate of return for the three months ended June 30, 2015 as compared to the same period in the prior year. The 2015 decoupling revenue included a reduction of $3.5 million related to excess over the rate of return, which will be given back to customers in 2016. The 2015 decoupling receivable will be recovered from customers through a future rate filing beginning May 1, 2016, not to exceed 24 months from December 31, 2015.
Other electric operating revenue decreased $3.6 million, or 35.2%, to $6.6 million from $10.1 million for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily the result of a decrease of $3.4 million due to lower non-core gas sales.
Other electric operating revenue decreased $18.0 million, or 70.8%, to $7.4 million from $25.4 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily the result of a decrease of $15.1 million due to lower non-core gas sales.

Electric Energy Costs
Purchased electricity expense decreased $10.2 million, or 8.9%, to $104.5 million from $114.6 million for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily the result of a $10.8 million decrease related to a decrease in secondary purchases and an increase of 49.1% in generation of PSE's own resources.
Purchased electricity expense decreased $37.8 million, or 12.8%, to $258.0 million from $295.8 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily the result of a $38.9 million decrease related to a decrease in secondary purchases and an increase of 6.5% in generation of PSE's own resources.
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
Electric generation fuel expense increased $20.9 million, or 59.9%, to $55.7 million from $34.8 million for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily due to a $19.9 million increase in fuel expense at PSE's combustion turbine facilities due to an increase of electricity generation from 748,550 MWh produced in 2014 to 1,729,305 MWh produced in 2015.
Electric generation fuel expense decreased $6.6 million, or 6.0%, to $103.7 million from $110.2 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily due to a $5.5 million decrease in fuel expense at PSE's combustion turbine facilities due to lower prices of fuel.
Residential exchange credits increased $5.4 million, or 23.0%, to $29.1 million from $23.6 million for the three months ended June 30, 2015 as compared to the same period in 2014 as a result of higher Residential Exchange Program (REP) tariff prices associated with the Bonneville Power Administration (BPA) REP for the period June 1, 2014 through May 31, 2015. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.
Residential exchange credits increased $19.1 million, or 35.7%, to $72.8 million from $53.6 million for the six months ended June 30, 2015 as compared to the same period in 2014 as a result of higher REP tariff prices associated with the BPA REP for the period June 1, 2014 through May 31, 2015. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

Natural Gas Margin
Gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE's service territory. The following table displays the details of PSE's natural gas margin:

Natural Gas Margin	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	Favorable/ (Unfavorable)	2015	2014	Favorable/ (Unfavorable)
Natural gas operating revenue:
Residential sales	$111,299	$109,394	1.7%	$328,254	$374,802	(12.4)%
Commercial sales	57,652	54,408	6.0	147,722	159,177	(7.2)
Industrial sales	5,054	5,088	(0.7)	12,177	13,879	(12.3)
Total retail sales	174,005	168,890	3.0	488,153	547,858	(10.9)
Transportation sales	4,640	4,180	11.0	9,251	8,445	9.5
Decoupling revenue	2,980	7,306	(59.2)	29,761	8,093	*
Other	3,316	3,559	(6.8)	6,638	6,982	(4.9)
Total natural gas operating revenues[1]	184,941	183,935	0.5	533,803	571,378	(6.6)
Minus purchased natural gas energy costs[1]	79,465	76,272	(4.2)	235,898	267,578	11.8
Natural gas margin[2]	$105,476	$107,663	(2.0)%	$297,905	$303,800	(1.9)%
______________

*	Not meaningful

[1]	As reported on PSE's Consolidated Statement of Income.

[2]	Natural gas margin does not include any allocation for amortization/depreciation expense or natural gas operations and maintenance expense.

Natural gas margin decreased $2.2 million and $5.9 million, or 2.0% and 1.9%, to $105.5 million and $297.9 million from $107.7 million and $303.8 million for the three and six months ended June 30, 2015 as compared to the same period in 2014. The following is a discussion of significant items of natural gas operating revenue and natural gas energy costs which are included in gas margin:

Natural Gas Operating Revenue
Natural gas operating revenues increased $1.0 million, or 0.5% to $184.9 million from $183.9 million for the three months ended June 30, 2015 as compared to the same period in 2014. The increase for the three months ended June 30, 2015 was due primarily to an increase in natural gas retail sales partially offset by a decrease in decoupling revenue, as discussed in more detail below.
Natural gas operating revenues decreased $37.6 million, or 6.6% to $533.8 million from $571.4 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease for the six months ended June 30, 2015 was due primarily to a decrease in natural gas retail sales partially offset by an increase in decoupling revenue, as discussed in more detail below.
Natural gas retail sales increased $5.1 million, or 3.0%, to $174.0 million from $168.9 million for the three months ended June 30, 2015 as compared to the same period in 2014. The increase for the three months ended June 30, 2015 was primarily due to an increase of $5.4 million attributed to a PGA rate increase effective November 1, 2014.
Natural gas retail sales decreased $59.7 million, or 10.9%, to $488.2 million from $547.9 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily due to a $85.7 million, or 15.6%, reduction in natural gas therm sales due to warmer weather, which was offset by rate increases of $26.0 million for the six months ended June 30, 2015.
Decoupling revenue decreased $4.3 million for the three months ended June 30, 2015 as compared to the same period in the prior year. PSE is limited to a 3.0% annual decoupling rate increase which resulted in not recognizing $5.2 million in decoupling revenue due to collection exceeding 24 months. PSE will record the decoupling revenue once it meets the 24-month collection period under GAAP. The 2015 decoupling receivable will be recovered from customers through a future rate filing beginning May 1, 2016.
Decoupling revenue increased $21.7 million due to lower volumetric sales as a result of warmer than normal weather during the first quarter offset by lower decoupling revenue in the second quarter for the six months ended June 30, 2015 as compared to the same period in the prior year. PSE did not recognize $5.2 million of decoupling revenue that will not be collected within a

24-month period and $2.6 million due to excess earning over PSE's rate of return. The 2015 decoupling receivable will be recovered from customers through a future rate filing beginning May 1, 2016.

Natural Gas Energy Costs
Purchased natural gas expenses increased $3.2 million, or 4.2%, to $79.5 million from $76.3 million for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily due to PGA rate increase of $23.3 million, annually, effective November 1, 2014.
Purchased gas expenses decreased $31.7 million, or 11.8%, to $235.9 million from $267.6 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily due to a reduction in customer usage of 15.6%, offset by an increase in PGA rates of $23.3 million, annually, that were effective November 1, 2014.
The PGA mechanism provides the rates used to determine natural gas costs based on customer usage. The PGA mechanism allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or payable, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable balance in the PGA mechanism reflects an under-recovery of natural gas cost through rates. A payable balance reflects over-recovery of natural gas cost through rates. The PGA mechanism payable balance at June 30, 2015 was $14.9 million.

Other Operating Expenses
Net unrealized gain on derivative instruments decreased $8.9 million, or 51.8%, to a gain of $8.2 million from a gain of $17.1 million for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease during the three months ended June 30, 2015 was due to a decrease in wholesale forward commodity prices of $16.3 million, partially offset by an increase in settlement gains of $7.4 million.
Net unrealized gain on derivative instruments decreased $13.0 million, or 53.3%, to a gain of $11.4 million from a gain of $24.4 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease during the six months ended June 30, 2015 was due to a decrease in wholesale forward commodity prices of $66.2 million, partially offset by an increase in settlement gains of $53.2 million.
Utility operations and maintenance expense decreased $2.9 million, or 2.2%, to $132.0 million from $134.9 million for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily driven by a decrease of $2.0 million in uncollectible accounts expenses for the three months ended June 30, 2015.
Utility operations and maintenance expense decreased $9.8 million, or 3.5%, to $269.1 million from $279.0 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily driven by a decrease of $3.0 million in electric transmission and distribution expenses, primarily related to $5.5 million of storm expense, and a decrease in customer service expenses, primarily related to $4.2 million in uncollectible accounts expense, for the six months ended June 30, 2015.
Depreciation and amortization expense decreased $4.8 million, or 4.5%, to $100.4 million from $105.2 million for the three months ended June 30, 2015 as compared to the same period in 2014. For the three months ended June 30, 2015, the decrease was primarily due to an increase of $6.4 million in regulatory credits related to customer billings associated with the Jefferson County asset gain provided to customers.
Taxes other than income tax decreased $3.7 million, or 2.2%, to $164.9 million from $168.6 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily due to a decrease in state excise and municipal taxes for gas utilities of $4.4 million for the six months ended June 30, 2015.
Interest expense decreased $3.1 million, or 4.8%, to $60.9 million from $64.0 million due to a reduction of regulatory interest expense on regulatory liabilities for the three months ended June 30, 2015 as compared to the same period in 2014.
Interest expense decreased $4.3 million, or 3.4%, to $122.7 million from $127.0 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was due to a reduction of regulatory interest expense on regulatory liabilities in 2015 as compared to the same period in 2014.

Puget Energy

Summary Results of Operations
All the operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three and six months ended June 30, 2015, and the same period in 2014 are as follows:

Benefit/(Expense)	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	Percent Change	2015	2014	Percent Change
PSE net income	$42,699	$57,834	(26.2)%	$171,799	$178,916	(4.0)%
Net unrealized gain on energy derivative instruments	—	—	—	544	570	(4.6)
Non-utility expense and other	4,019	3,082	30.4	7,806	5,837	33.7
Unhedged interest rate swap (expense)	(1,440)	(1,360)	(5.9)	(3,415)	(2,107)	(62.1)
Interest expense [1]	(27,171)	(26,625)	(2.1)	(52,852)	(52,715)	(0.3)
Income tax benefit (expense)	7,509	8,182	(8.2)	17,410	18,204	(4.4)
Puget Energy net income (loss)	$25,616	$41,113	(37.7)%	$141,292	$148,705	(5.0)%
_______________

*	Not meaningful

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Puget Energy's net income for the three months ended June 30, 2015 was $25.6 million with operating revenue of $658.3 million as compared to a net income of $41.1 million with operating revenue of $662.9 million for the same period in 2014. Puget Energy's net income for the six months ended June 30, 2015 was $141.3 million with operating revenue of $1.6 billion as compared to a net income of $148.7 million with operating revenue of $1.7 billion for the same period in 2014. In addition to the items discussed above regarding PSE, which also impacted Puget Energy's net income, non-utility expense and other increased which was offset by a decrease in unhedged interest rate swap expense. In addition, Puget Energy holds an additional $1.6 billion in long term debt (net of discount), resulting in additional interest expense as shown above.

Capital Requirements
Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual obligations and consolidated commercial commitments set forth in Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

On May 12, 2015, Puget Energy issued $400.0 million of senior secured notes and on May 26, 2015, PSE issued $425.0 million of senior notes secured by first mortgage bonds. The net proceeds of these issuance were used to pay down existing long-term debt, as described in more detail elsewhere in this Annual Report on Form 10-K and therefore did not materially impact the contractual obligations and consolidated commercial commitments as previously set forth in Part II, Item 7 in the Company's combined Annual Report on Form 10-K for the year ended December 31, 2014.

The following are the Company's aggregate availability under commercial commitments as of June 30, 2015:

Puget Sound Energy and Puget Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2015	2016-2018	2019-2020	Thereafter
PSE liquidity facility [1]	$650,000	$—	$—	$650,000	$—
PSE energy hedging facility [1]	350,000	—	—	350,000	—
Inter-company short-term debt [2]	30,000	—	—	—	30,000
Total PSE commercial commitments	$1,030,000	$—	$—	$1,000,000	$30,000
Puget Energy revolving credit facility [3]	800,000	—	800,000	—	—
Less: Inter-company short-term debt elimination [2]	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,800,000	$—	$800,000	$1,000,000	$—
_______________

[1]
As of June 30, 2015, PSE had credit facilities totaling $1.0 billion which will mature in April 2019. These facilities consisted of a $650.0 million liquidity facility to fund operating expenses and serve as a backstop to the Company's commercial paper program, and a $350.0 million hedging facility to support electric and natural gas hedging. The $650.0 million liquidity facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facilities also have an accordion feature that, upon the banks' approval, would increase the total size of these facilities to $1.450 billion. As of June 30, 2015, no loans or letters of credit were outstanding under the PSE energy hedging facility, no loans or letters of credit were outstanding under the PSE liquidity facility and no amounts were outstanding under the commercial paper program. The credit agreements are syndicated among numerous lenders. Outside of the credit agreements, PSE had a $4.2 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

[2]
As of June 30, 2015, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million. On June 30, 2015 PSE repaid in full the outstanding balance under the note of $28.9 million.

[3]
As of June 30, 2015, Puget Energy had a revolving credit facility totaling $800.0 million, which matures in April 2018. The revolving credit facility is syndicated among numerous lenders. The revolving credit facility also has an accordion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. As of June 30, 2015, no amount was outstanding under the Puget Energy credit facility.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity Allowance for Funds Used During Construction (AFUDC), were $265.5 million for the six months ended June 30, 2015.  Presently planned utility construction expenditures, excluding AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy
Cash generated from operations for the six months ended June 30, 2015 was $427.6 million, a decrease of $130.8 million from $558.4 million generated during the same period in 2014. The decrease was primarily the result of a $130.3 million decrease in the collection of accounts receivable, a $31.3 million decrease in regulatory assets cash flow, a $18.8 million decrease in long-term liabilities cash flow, offset by a $54.4 million increase in cash flow related to the PGA.

Puget Energy
Cash generated from operations for the six months ended June 30, 2015 was $389.1 million, a decrease of $128.1 million from the $517.2 million generated during the six months ended June 30, 2014.  The net decrease was primarily impacted by $130.8 million from cash used in the operating activities of PSE, as previously discussed.

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
In April 2014, the Company completed a one-year extension on both of the liquidity and hedging facilities, extending the maturity from February 2018 to April 2019, and updating or clarifying the definitions of other terms and conditions of the facilities from when they were committed in 2013. The credit agreements are syndicated among numerous lenders and contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreements also contain a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of June 30, 2015, PSE was in compliance with all applicable covenant ratios.
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
As of June 30, 2015, no amounts were drawn under either PSE's $650.0 million liquidity facility or PSE's $350.0 million energy hedging facility. No letters of credit were outstanding under either facility, and no amount was outstanding under the commercial paper program. Outside of the credit agreements, PSE had a $4.2 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note. On June 1, 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a Demand Promissory Note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE's outstanding commercial paper or PSE's senior unsecured revolving credit facility. Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. On June 30, 2015, PSE repaid in full the $28.9 million outstanding balance under the Note. The outstanding balance and the related interest under the Note are eliminated by Puget Energy upon consolidation of PSE's financial statements.

Puget Energy Credit Facilities. At June 30, 2015, Puget Energy maintained an $800.0 million revolving senior secured credit facility. In April, 2014, the Company completed an amendment to the senior secured credit facility, extending the maturity from February 2017 to April 2018, updating the fee structure, eliminating a financial covenant and updating or clarifying the definitions of other terms and conditions of the facility. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of June 30, 2015, there was no amount drawn and outstanding under the facility. As a result of Puget Energy's credit rating upgrade in 2014, the spread over LIBOR was 1.75% and the commitment fee was 0.275% as of the date of this report. Puget Energy entered into interest rate swap contracts to manage the interest rate risk associated with the credit facility or similar variable rate debt (see Note 3 for more details).
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a Maximum Leverage Ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of June 30, 2015, Puget Energy was in compliance with all applicable covenants.

Term Loans. In June 2014, Puget Energy entered into three bilateral term loans, with two and three year maturities, which in total, equal $299.0 million. The proceeds of the term loans were used to pay off the outstanding Puget Energy revolving credit facility balance, which subsequently allows the Company to carry the debt with lower interest expense. On May 12, 2015, Puget Energy issued $400.0 million of senior secured notes and utilized the net proceeds to repay the three term loans in full.

Dividend Payment Restrictions. The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE's electric and natural gas mortgage indentures. At June 30, 2015, approximately $458.4 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE's common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission. Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE's corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE's ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3 to one. The common equity ratio, calculated on a regulatory basis, was 48.6% at June 30, 2015 and the EBITDA to interest expense was 4.4 to one for the twelve months then ended.
PSE's ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
Puget Energy's ability to pay dividends is also limited by the merger order issued by the Washington Commission. Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy's ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2 to one. Puget Energy's EBITDA to interest expense was 3.2 to one for the twelve months ended June 30, 2015.
At June 30, 2015, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Debt Restrictive Covenants. The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE's ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures. Under the most restrictive tests, at June 30, 2015, PSE could issue:

•
Approximately $2.2 billion of additional first mortgage bonds under PSE's electric mortgage indenture based on approximately $3.7 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2015; and

•
Approximately $358.0 million of additional first mortgage bonds under PSE's natural gas mortgage indenture based on approximately $597.0 million of gas bondable property available for issuance, subject to a combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2015.

At June 30, 2015, PSE had approximately $7.0 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.
The Company was required to refinance its debt in place at the time of the merger. The Company has met this refinancing requirement as of June 30, 2015.

Shelf Registrations and Long-Term Debt Activity
Puget Sound Energy. PSE has in effect a shelf registration statement under which it may issue, from time to time, senior notes secured by first mortgage bonds. The Company remains subject to the restrictions of PSE's indentures and credit agreements on the amount of first mortgage bonds that PSE may issue.
On May 26, 2015, PSE issued $425.0 million of senior notes secured by first mortgage bonds. The notes mature in May 2045 and have an interest rate of 4.30%, which is payable semi-annually in May and November. Net proceeds of the issuance were used to fund the early retirement, including accrued interest and make-whole call premiums, of the Company's $150.0 million 5.197% senior notes maturing in October 2015 and the Company's $250.0 million 6.75% senior notes maturing in January 2016.
Puget Energy. On May 12, 2015, Puget Energy issued $400.0 million of senior secured notes. The notes mature in May 2025 and have an interest rate of 3.65%, which is payable semi-annually in May and November. Net proceeds of the issuance were used to repay all amounts outstanding under Puget Energy's three term loans, and to fund a special dividend to shareholders of approximately $96.7 million.

Other

New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2 in the Combined Notes to the Consolidated Financial Statements in Part I.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. Based on a second amended complaint filed in August 2014, Plaintiffs' lawsuit currently alleges violations of permitting requirements under the New Source Review program of the Clean Air Act and the Montana State Implementation Plan arising from seven projects undertaken at Colstrip during 2001-2012. Plaintiffs have since indicated that they do not intend to pursue three of the seven projects, leaving a total of four projects remaining. The lawsuit claims that, for each project, the Colstrip plant should have obtained a permit and installed pollution control equipment at Colstrip. The Plaintiffs' complaint also seeks civil penalties and other appropriate relief. The case has been bifurcated into separate liability and remedy trials. The liability trial is currently set for November 2015, and a date for the remedy trial has yet to be determined. PSE is litigating the allegations set forth in the complaint, and as such, it is not reasonably possible to estimate the outcome of this matter.

Coal Combustion Residuals
On April 17, 2015, the United States Environmental Protection Agency (EPA) published a final rule, effective October 14, 2015, that regulates Coal Combustion Residuals (CCRs) under the Resource Conservation and Recovery Act , Subtitle D. The CCR ruling requires the company to perform an extensive study on the effects of coal ash on the environment and public health. The rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash surface impoundments. The rule becomes effective six months after the publication date, on October 14, 2015.
The CCR rule makes significant changes to the Company’s Colstrip operations and those changes were reviewed by the Company and the plant operator in the second quarter of 2015. PSE had previously recognized a legal obligation under EPA rules to dispose of coal ash material at Colstrip, in 2003. Due to the CCR rule, additional disposal costs were added to the asset retirement obligation.

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

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, counterparty credit risk, as well as interest rate risk. PSE maintains risk policies and procedures to help manage the various risks. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Commodity Price Risk
The nature of serving regulated electric and natural gas customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks. PSE’s Energy Management Committee (EMC) establishes energy risk management policies and procedures to manage commodity and volatility risks and the related effects on credit, tax, accounting, financing and liquidity.
PSE's objective is to minimize commodity price exposure and risks associated with volumetric variability in the natural gas and electric portfolios. It is not engaged in the business of assuming risk for the purpose of speculative trading.  PSE hedges open natural gas and electric positions to reduce both the portfolio risk and the volatility risk in prices.

Counterparty Credit Risk
PSE is exposed to credit risk primarily through buying and selling electricity and natural gas to serve customers. Credit risk is the potential loss resulting from a counterparty's non-performance under an agreement. PSE manages credit risk with policies and procedures for counterparty analysis and measurement, monitoring and mitigation of exposure. Additionally, PSE has entered into commodity master arrangements (i.e., WSPP, ISDA or NAESB) with its counterparties to mitigate credit exposure to those counterparties.

Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable-rate leases and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swaps or other financial hedge instruments to manage the interest rate risk associated with the debt.

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II                    OTHER INFORMATION

Item 1.                         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of June 30, 2015.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8 in the Combined Notes to Consolidated Financial Statements in Part I.

Item 1A.                      Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the period ended December 31, 2014.

Item 5.                      Other Information

On June 25, 2015 PSE announced the appointment of Scott Armstrong to its Board of Directors. Mr. Armstrong is the president and Chief Executive Officer of Group Health Cooperative (Group Health). Group Health provides coverage to over 600,000 residents in Washington and Northern Idaho. Certain employees of PSE elect Group Health as their medical provider and as a result, PSE paid Group Health a total of $10.2 million and $17.7 million during the year for medical coverage through June 30, 2015 and December 31, 2014, respectively.

Item 6.                         Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Michael J. Stranik
Michael J. Stranik Controller and Principal Accounting Officer
Date:	August 5, 2015	Officer duly authorized to sign this report on behalf of each registrant

EXHIBIT INDEX

3(i).1	Amended Articles of Incorporation of Puget Energy (incorporated herein by reference to Exhibit 3.1 to Puget Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-16305).
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

4.1
Fourth Supplemental Indenture dated May 12, 2015 relating to Puget Energy’s 3.650% Secured Notes due 2025 (incorporated herein by reference to Exhibit 4.1 to Puget Energy’s Current Report on Form 8-K, dated May 13, 2015, Commission File No. 1-16305).

4.2
Registration Rights Agreement, dated as of May 12, 2015, among Puget Energy, Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Mizuho Securities USA Inc., as representatives of the several initial purchasers party thereto (incorporated herein by reference to Exhibit 4.5 to Puget Energy’s Current Report on Form 8-K, dated May 13, 2015, Commission File No. 1-16305).

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2010 through 2014 and 12 months ended June 30, 2015).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2010 through 2014 and 12 months ended June 30, 2015).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2015, filed on August 5, 2015 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

__________________

*	Filed herewith.