Form 10-Q
period 2016-06-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2016-08-04
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

FORWARD-LOOKING STATEMENTS
Puget Energy and PSE include the following cautionary statements in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE.  This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives and assumptions of future events or performance.  Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” or similar expressions are intended to identify certain of these forward-looking statements and may be included in discussion of, among other things, our anticipated operating or financial performance, business plans and prospects, planned capital expenditures and other future expectations. In particular, these include statements relating to future actions, business plans and prospects, future performance expenses, the outcome of contingencies, such as legal proceedings, government regulation and financial results.
Forward-looking statements reflect current expectations and involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed.  There can be no assurance that Puget Energy’s and PSE’s expectations, beliefs or projections will be achieved or accomplished.
In addition to other factors and matters discussed elsewhere in this report, some important factors that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in forward-looking statements include:

●
Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;

●
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

●
Changes in tax law, related regulations or differing interpretation or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;

●	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
●	Inability to manage costs during the rate stay out period through January 17, 2017, which would cause increases in costs of operations;
●
Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires and landslides, and other acts of God, terrorism, asset-based or cyber-based attacks, pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;

●	Commodity price risks associated with procuring natural gas and power in wholesale markets from creditworthy counterparties;
●
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

●
Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;

●	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
●
PSE electric or natural gas distribution system failure, blackouts or large curtailments of transmission systems (whether PSE's or others'), or failure of the interstate natural gas pipeline delivering to PSE's system, all of which can affect PSE's ability to deliver power or natural gas to its customers and generating facilities;

●
Electric plant generation and transmission system outages, which can have an adverse impact on PSE's expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive generation resource;

●	The ability to restart generation following a regional transmission disruption;
●	The ability of a natural gas or electric plant to operate as intended;
●	Changes in climate or weather conditions in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
●	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
●	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
●	The ability to renew contracts for electric and natural gas supply and the price of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
●
The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;

●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
●	Employee workforce factors, including strikes, work stoppages, availability of qualified employees or the loss of a key executive;
●	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
●	The ability to maintain effective internal controls over financial reporting and operational processes;
●	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally; and
●
Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information see Item 1A - “Risk Factors” in the Company's most recent Annual Report on Form 10-K.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenue:
Electric	$497,152	$469,616	$1,127,343	$1,043,243
Natural gas	163,443	184,941	486,851	533,803
Other	7,574	3,784	16,672	8,129
Total operating revenue	668,169	658,341	1,630,866	1,585,175
Operating expenses:
Energy costs:
Purchased electricity	118,551	104,471	261,448	257,951
Electric generation fuel	40,930	55,652	95,123	103,668
Residential exchange	(13,376)	(29,054)	(33,516)	(72,768)
Purchased natural gas	48,273	79,465	171,376	235,898
Unrealized (gain) loss on derivative instruments, net	(46,724)	(8,232)	(63,546)	(11,928)
Utility operations and maintenance	138,018	131,972	284,008	269,147
Non-utility expense and other	5,179	2,323	10,814	5,535
Depreciation and amortization	111,273	100,412	218,787	206,589
Conservation amortization	22,540	24,561	55,751	54,165
Taxes other than income taxes	67,871	69,999	170,163	164,912
Total operating expenses	492,535	531,569	1,170,408	1,213,169
Operating income (loss)	175,634	126,772	460,458	372,006
Other income (deductions):
Other income	7,078	5,255	13,053	10,039
Other expense	(2,122)	(1,815)	(3,462)	(3,222)
Non-hedged interest rate swap (expense) income	(359)	(1,440)	(1,213)	(3,415)
Interest charges:
AFUDC	2,603	1,729	4,962	3,160
Interest expense	(88,676)	(89,822)	(177,489)	(178,731)
Income (loss) before income taxes	94,158	40,679	296,309	199,837
Income tax (benefit) expense	29,605	15,063	90,570	58,545
Net income (loss)	$64,553	$25,616	$205,739	$141,292

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$64,553	$25,616	$205,739	$141,292
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $100, $688, $200, and $1,000, respectively	(185)	1,277	(371)	1,856
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $0, $0, $0, and $179, respectively	—	—	—	333
Other comprehensive income (loss)	(185)	1,277	(371)	2,189
Comprehensive income (loss)	$64,368	$26,893	$205,368	$143,481

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) ASSETS

	June 30, 2016	December 31, 2015
Utility plant (at original cost, including construction work in progress of $460,797 and $408,795, respectively):
Electric plant	$7,596,857	$7,432,490
Natural gas plant	2,943,093	2,850,290
Common plant	536,960	508,750
Less: Accumulated depreciation and amortization	(2,040,106)	(1,878,868)
Net utility plant	9,036,804	8,912,662
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	84,563	86,731
Total other property and investments	1,741,076	1,743,244
Current assets:
Cash and cash equivalents	19,019	42,494
Restricted cash	10,128	7,949
Accounts receivable, net of allowance for doubtful accounts of $9,644 and $9,756, respectively	230,829	324,391
Unbilled revenue	126,241	217,274
Materials and supplies, at average cost	96,838	78,244
Fuel and gas inventory, at average cost	53,179	58,658
Unrealized gain on derivative instruments	36,255	24,418
Prepaid expense and other	19,566	17,120
Power contract acquisition adjustment gain	34,716	37,031
Total current assets	626,771	807,579
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	71,743	73,231
Power cost adjustment mechanism	4,813	4,749
Regulatory assets related to power contracts	24,041	26,223
Other regulatory assets	880,378	894,071
Unrealized gain on derivative instruments	8,782	5,225
Power contract acquisition adjustment gain	268,589	288,757
Other	62,536	58,513
Total other long-term and regulatory assets	1,320,882	1,350,769
Total assets	$12,725,533	$12,814,254

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) CAPITALIZATION AND LIABILITIES

	June 30, 2016	December 31, 2015
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	381,005	249,534
Accumulated other comprehensive income (loss), net of tax	(27,637)	(27,266)
Total common shareholder’s equity	3,662,325	3,531,225
Long-term debt:
First mortgage bonds and senior notes	3,364,412	3,364,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,800,000	1,800,000
Debt discount, issuance costs and other	(241,694)	(248,754)
Total long-term debt	5,334,578	5,327,518
Total capitalization	8,996,903	8,858,743
Current liabilities:
Accounts payable	190,784	259,353
Short-term debt	36,000	159,004
Purchased gas adjustment liability	11,562	12,589
Accrued expenses:
Taxes	101,624	114,854
Salaries and wages	35,722	38,457
Interest	73,443	73,378
Unrealized loss on derivative instruments	67,417	136,173
Power contract acquisition adjustment loss	3,304	3,611
Other	68,405	53,867
Total current liabilities	588,261	851,286
Other long-term and regulatory liabilities:
Deferred income taxes	1,524,285	1,435,955
Unrealized loss on derivative instruments	19,859	48,073
Regulatory liabilities	616,231	652,441
Regulatory liabilities related to power contracts	303,304	325,788
Power contract acquisition adjustment loss	20,737	22,613
Other deferred credits	655,953	619,355
Total other long-term and regulatory liabilities	3,140,369	3,104,225
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$12,725,533	$12,814,254

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$205,739	$141,292
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	218,787	206,589
Conservation amortization	55,751	54,165
Deferred income taxes and tax credits, net	90,018	58,580
Net unrealized (gain) loss on derivative instruments	(65,414)	(12,707)
Derivative contracts classified as financing activities due to merger	—	8,045
AFUDC – equity	(7,048)	(3,836)
Funding of pension liability	(9,000)	(9,000)
Regulatory assets and liabilities	(120,615)	(104,474)
Other long-term assets and liabilities	14,519	24,828
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	184,595	98,582
Materials and supplies	(18,594)	(305)
Fuel and gas inventory	4,974	10,734
Prepayments and other	(2,738)	(3,276)
Purchased gas adjustment	(1,027)	35,963
Accounts payable	(64,132)	(80,932)
Taxes payable	(13,230)	(8,551)
Accrued expenses and other	4,650	(26,590)
Net cash provided by (used in) operating activities	477,235	389,107
Investing activities:
Construction expenditures – excluding equity AFUDC	(303,834)	(265,500)
Restricted cash	(2,179)	24,899
Other	(4,851)	2,674
Net cash provided by (used in) investing activities	(310,864)	(237,927)
Financing activities:
Change in short-term debt, net	(123,004)	(85,000)
Dividends paid	(74,268)	(192,500)
Long-term notes and bonds issued	—	825,000
Redemption of bonds and notes	—	(699,000)
Derivative contracts classified as financing activities due to merger	—	(8,045)
Issuance cost of bonds and other	7,426	(14,627)
Net cash provided by (used in) financing activities	(189,846)	(174,172)
Net increase (decrease) in cash and cash equivalents	(23,475)	(22,992)
Cash and cash equivalents at beginning of period	42,494	37,527
Cash and cash equivalents at end of period	$19,019	$14,535
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$164,130	$173,941
Cash payments (refunds) for income taxes	—	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$47,151	$51,239

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenue:
Electric	$497,152	$469,616	$1,127,343	$1,043,243
Natural gas	163,443	184,941	486,851	533,803
Other	7,574	3,784	16,672	8,138
Total operating revenue	668,169	658,341	1,630,866	1,585,184
Operating expenses:
Energy costs:
Purchased electricity	118,551	104,471	261,448	257,951
Electric generation fuel	40,930	55,652	95,123	103,668
Residential exchange	(13,376)	(29,054)	(33,516)	(72,768)
Purchased natural gas	48,273	79,465	171,376	235,898
Unrealized (gain) loss on derivative instruments, net	(46,724)	(8,232)	(63,546)	(11,383)
Utility operations and maintenance	138,018	131,972	284,008	269,147
Non-utility expense and other	8,822	6,342	17,856	13,349
Depreciation and amortization	111,273	100,412	218,787	206,589
Conservation amortization	22,540	24,561	55,751	54,165
Taxes other than income taxes	67,871	69,999	170,163	164,912
Total operating expenses	496,178	535,588	1,177,450	1,221,528
Operating income (loss)	171,991	122,753	453,416	363,656
Other income (deductions):
Other income	7,077	5,255	13,052	10,039
Other expense	(2,122)	(1,815)	(3,462)	(3,222)
Interest charges:
AFUDC	2,603	1,729	4,962	3,160
Interest expense	(60,647)	(62,620)	(121,422)	(125,816)
Interest expense on parent note	—	(31)	—	(63)
Income (loss) before income taxes	118,902	65,271	346,546	247,754
Income tax (benefit) expense	38,002	22,572	109,140	75,955
Net income (loss)	$80,900	$42,699	$237,406	$171,799

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$80,900	$42,699	$237,406	$171,799
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,260, $2,204, $2,520, and $4,025, respectively	2,340	4,094	4,680	7,475
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $0, $0, $0, and $369, respectively	—	—	—	686
Amortization of treasury interest rate swaps to earnings, net of tax of $43, $43, $86, and $86, respectively	79	79	158	158
Other comprehensive income (loss)	2,419	4,173	4,838	8,319
Comprehensive income (loss)	$83,319	$46,872	$242,244	$180,118

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2016	December 31, 2015
Utility plant (at original cost, including construction work in progress of $460,797 and $408,795, respectively):
Electric plant	$9,757,074	$9,601,091
Natural gas plant	3,533,415	3,444,744
Common plant	576,867	548,657
Less: Accumulated depreciation and amortization	(4,830,552)	(4,681,830)
Net utility plant	9,036,804	8,912,662
Other property and investments:
Other property and investments	80,901	83,069
Total other property and investments	80,901	83,069
Current assets:
Cash and cash equivalents	18,578	41,856
Restricted cash	10,128	7,949
Accounts receivable, net of allowance for doubtful accounts of $9,644 and $9,756, respectively	230,691	324,358
Unbilled revenue	126,241	217,274
Materials and supplies, at average cost	96,838	78,244
Fuel and gas inventory, at average cost	52,350	57,324
Unrealized gain on derivative instruments	36,255	24,418
Prepaid expense and other	19,566	17,119
Total current assets	590,647	768,542
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	71,213	72,694
Power cost adjustment mechanism	4,813	4,749
Other regulatory assets	880,375	894,059
Unrealized gain on derivative instruments	8,782	5,225
Other	62,536	58,513
Total other long-term and regulatory assets	1,027,719	1,035,240
Total assets	$10,736,071	$10,799,513

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2016	December 31, 2015
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,275,105	3,275,105
Retained earnings	345,310	236,578
Accumulated other comprehensive income (loss), net of tax	(144,712)	(149,550)
Total common shareholder’s equity	3,476,562	3,362,992
Long-term debt:
First mortgage bonds and senior notes	3,364,412	3,364,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount, issuance costs and other	(30,437)	(31,910)
Total long-term debt	3,745,835	3,744,362
Total capitalization	7,222,397	7,107,354
Current liabilities:
Accounts payable	190,784	259,353
Short-term debt	36,000	159,004
Purchased gas adjustment liability	11,562	12,589
Accrued expenses:
Taxes	101,624	114,854
Salaries and wages	35,722	38,457
Interest	47,899	47,772
Unrealized loss on derivative instruments	64,236	131,420
Other	68,405	53,868
Total current liabilities	556,232	817,317
Other long-term and regulatory liabilities:
Deferred income taxes	1,666,329	1,556,616
Unrealized loss on derivative instruments	19,859	47,776
Regulatory liabilities	615,399	651,094
Other deferred credits	655,855	619,356
Total other long-term and regulatory liabilities	2,957,442	2,874,842
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$10,736,071	$10,799,513

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$237,406	$171,799
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	218,787	206,589
Conservation amortization	55,751	54,165
Deferred income taxes and tax credits, net	108,589	75,953
Net unrealized (gain) loss on derivative instruments	(63,546)	(11,383)
AFUDC – equity	(7,048)	(3,836)
Funding of pension liability	(9,000)	(9,000)
Regulatory assets and liabilities	(120,615)	(104,474)
Other long-term assets and liabilities	16,820	27,037
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	184,700	98,282
Materials and supplies	(18,594)	(305)
Fuel and gas inventory	4,974	10,734
Prepayments and other	(2,738)	(3,274)
Purchased gas adjustment	(1,027)	35,963
Accounts payable	(64,132)	(80,926)
Taxes payable	(13,230)	(8,551)
Accrued expenses and other	1,567	(31,142)
Net cash provided by (used in) operating activities	528,664	427,631
Investing activities:
Construction expenditures – excluding equity AFUDC	(303,834)	(265,500)
Restricted cash	(2,179)	24,899
Other	(1,707)	4,692
Net cash provided by (used in) investing activities	(307,720)	(235,909)
Financing activities:
Change in short-term debt, net	(123,004)	(85,000)
Dividends paid	(128,674)	(144,387)
Loan from (payment to) parent	—	(28,933)
Investment from parent	—	28,900
Long-term notes and bonds issued	—	425,000
Redemption of bonds and notes	—	(400,000)
Issuance cost of bonds and other	7,456	(11,448)
Net cash provided by (used in) financing activities	(244,222)	(215,868)
Net increase (decrease) in cash and cash equivalents	(23,278)	(24,146)
Cash and cash equivalents at beginning of period	41,856	37,466
Cash and cash equivalents at end of period	$18,578	$13,320
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$113,438	$128,267
Cash payments (refunds) for income taxes	—	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$47,151	$51,239

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Summary of Consolidation Policy

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
The consolidated financial statements contained in this Form 10-Q are unaudited.  In the respective opinions of the management of Puget Energy and PSE, all adjustments necessary for a fair statement of the results for the interim periods have been reflected and were of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the audited financial statements (and the Combined Notes thereto) included in the combined Puget Energy and PSE Annual Report on Form 10-K for the year ended December 31, 2015.
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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $48.8 million and $123.4 million for the three and six months ended June 30, 2016, respectively, and $50.3 million and $119.9 million for the three and six months ended June 30, 2015, respectively.  The Company reports the collection of such taxes on a gross basis in operating revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.

Change in Accounting Principle
On January 1, 2016, the Company changed its method of presenting unamortized debt issuance costs in the balance sheet. The new method of presenting debt issuance costs was adopted to comply with ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of a debt discount. The prior year comparative balance sheet has been adjusted to apply the new method retrospectively. Due to the change in accounting principle, the December 31, 2015 financial statement line item “Other long-term assets” decreased and “Debt discount, issuance costs and other” increased $38.4 million and $30.0 million at Puget Energy and PSE, respectively.

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
In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", deferring the effective date for ASU 2014-09 to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In addition to the FASB's deferral decision, the FASB provided reporting entities with an option to adopt ASU 2014-09 for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, the original effective date.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments in ASU 2016-08 are intended to improve the operability and understanding of the implementation guidance on principal versus agent considerations. Topic 606 requires an entity to determine whether the nature of its promise is to provide a good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (i.e., the entity is an agent). The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09.
In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing". The amendments in ASU 2016-10 are intended to clarify the aspects of identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09.
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients". The amendments in ASU 2016-12 are intended to clarify the objective of collectability criterion, presentation of sales taxes and other similar taxes collected from customers, specify the measurement date for noncash consideration, provide practical expedient for contract modifications at transition, define completed contracts at transition and clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09.
The Company plans to adopt ASU 2014-09 according to the deferred effective date.  Reporting entities also have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  The Company initiated a steering committee and project team to evaluate the impact of this standard, update any policies and procedures that may be affected and implement the new revenue recognition guidance. At this time, the Company is still evaluating the impact this standard will have on its consolidated financial statements.

Lease Accounting
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged.
This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier adoption is permitted for all entities upon issuance. Reporting entities must apply a modified retrospective approach for the adoption of the new standard.  The Company plans to adopt ASU 2016-02 during the first quarter of fiscal year 2019.  At this time, the Company is still evaluating the impact this standard will have on its consolidated financial statements.

Derivatives and Hedging
In March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments". Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. ASU 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendment is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence.
This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier adoption is permitted for all entities upon issuance. Reporting entities must apply a modified retrospective approach for the adoption of the new standard.  The Company plans to adopt ASU 2016-06 during the first quarter of fiscal year 2017, and is in the process of evaluating the potential impacts, if any, of this new guidance on its financial statements.

(3)	Accounting for Derivative Instruments and Hedging Activities

PSE employs various energy portfolio optimization strategies but is not in the business of assuming risk for the purpose of realizing speculative trading revenue. The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the Power Cost Adjustment (PCA). Therefore, wholesale market transactions and PSE's related hedging strategies are focused on reducing costs and risks where feasible, thus reducing volatility in costs in the portfolio. In order to manage its exposure to the variability in future cash flows for forecasted energy transactions, PSE utilizes a programmatic hedging strategy which extends out three years. PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into forward physical electric and natural gas purchase and sale agreements, fixed-for-floating swap contracts, and commodity call/put options. The forward physical electric agreements are both fixed and variable (at index), while the physical natural gas agreements are variable. To fix the price of wholesale electricity and natural gas, PSE may enter into fixed-for-floating swap (financial) contracts with various counterparties. PSE also utilizes natural gas call and put options as an additional hedging instrument to increase the hedging portfolio's flexibility to react to commodity price fluctuations. Currently, the Company does not apply cash flow hedge accounting, and therefore records all mark-to-market gains or losses through earnings.
The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program and its credit facilities to meet short-term funding needs. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of June 30, 2016, Puget Energy had two interest rate swap contracts outstanding which extend to January 2017. As of the date of this report, these swap instruments are no longer hedging any variable interest rate debt. Management continues to monitor the economics of terminating the swaps, and unless the economics of terminating the swaps become more favorable, management intends to let them mature in January 2017. PSE did not have any outstanding interest rate swap instruments.
The following table presents the volumes, fair values and locations of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	June 30, 2016			December 31, 2015
(Dollars in Thousands)	Volumes	Assets [1]	Liabilities [2]	Volumes	Assets [1]	Liabilities [2]
Interest rate swap derivatives [3]	$450 million	$—	$3,181	$450 million	$—	$5,050
Electric portfolio derivatives	*	31,657	56,775	*	23,443	112,106
Natural gas derivatives (MMBtus) [4]	322.1 million	13,380	27,320	369.5 million	6,200	67,090
Total derivative contracts		$45,037	$87,276		$29,643	$184,246
Current		$36,255	$67,417		$24,418	$136,173
Long-term		8,782	19,859		5,225	48,073
Total derivative contracts		$45,037	$87,276		$29,643	$184,246
_______________

[1]	Balance sheet locations: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet locations: Current and Long-term Unrealized loss on derivative instruments.

[3]	Interest rate swap contracts are only held at Puget Energy.

[4]
All fair value adjustments on derivatives relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations,” due to the Purchased Gas Adjustment (PGA) mechanism. The net derivative asset or liability and offsetting regulatory liability or asset are related to contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.

*
Electric portfolio derivatives consist of electric generation fuel of 205.0 million One Million British Thermal Units (MMBtu) and purchased electricity of 0.1 million Megawatt Hours (MWhs) at June 30, 2016, and 202.1 million MMBtus and 0.1 million MWhs at December 31, 2015.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
June 30, 2016
	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$45,037	$—	$45,037	$(38,636)	$—	$6,401
Liabilities:
Energy derivative contracts	84,095	—	84,095	(38,636)	(137)	45,322
Interest rate swaps [2]	3,181	—	3,181	—	—	3,181

Puget Energy and Puget Sound Energy
December 31, 2015
	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$29,643	$—	$29,643	$(23,998)	$—	$5,645
Liabilities:
Energy derivative contracts	179,196	—	179,196	(23,998)	—	155,198
Interest rate swaps [2]	5,050	—	5,050	—	—	5,050
_______________

[1]	All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

[2]	Interest rate swap contracts are only held at Puget Energy.

The following tables present the effect and locations of the Company's derivatives recorded on the statements of income:

Puget Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2016	2015	2016	2015
Interest rate contracts:	Non-hedged interest rate swap (expense) income	$(359)	$(1,440)	$(1,213)	$(3,415)
	Interest expense	—	722	—	560
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net [1]	46,724	8,232	63,546	11,928
	Electric generation fuel	(12,327)	(5,082)	(33,010)	(15,744)
	Purchased electricity	(3,576)	(4,261)	(14,795)	(26,145)
Total gain (loss) recognized in income on derivatives		$30,462	$(1,829)	$14,528	$(32,816)

Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Location	2016	2015	2016	2015
Commodity contracts:
Electric derivatives	Unrealized gain (loss) on derivative instruments, net [1]	$46,724	$8,232	$63,546	$11,383
	Electric generation fuel	(12,327)	(5,082)	(33,010)	(15,744)
	Purchased electricity	(3,576)	(4,261)	(14,795)	(26,145)
Total gain (loss) recognized in income on derivatives		$30,821	$(1,111)	$15,741	$(30,506)
_______________

[1]
Differences between Puget Energy and PSE for the six months ending June 30, 2015 are due to certain derivative contracts recorded at fair value in 2009 and subsequently designated as Normal Purchase Normal Sale (NPNS) or cash flow hedges. These differences occurred through February 2015.

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2016, approximately 92.0% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by rating agencies and 8.0% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. As of June 30, 2016, the Company was in a net liability position with many of its counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. As of June 30, 2016, PSE has posted a $1.0 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger any collateral requirements with any of its counterparties during the six months ended June 30, 2016, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.
The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity at June 30, 2016:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)
	Fair Value [1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral
Credit rating [2]	$(11,748)	$—	$11,748
Requested credit for adequate assurance	(15,648)	—	—
Forward value of contract [3]	(106)	—	—
Total	$(27,502)	$—	$11,748
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value Measurements

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

	Carrying / Fair Value			Carrying / Fair Value
Puget Energy	At June 30, 2016			At December 31, 2015
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$19,019	$—	$19,019	$42,494	$—	$42,494
Restricted cash	10,128	—	10,128	7,949	—	7,949
Other investments	—	51,874	51,874	—	52,820	52,820
Total assets	$29,147	$51,874	$81,021	$50,443	$52,820	$103,263
Liabilities:
Short-term debt	$36,000	$—	$36,000	$159,004	$—	$159,004
Total liabilities	$36,000	$—	$36,000	$159,004	$—	$159,004

	Carrying / Fair Value			Carrying / Fair Value
Puget Sound Energy	At June 30, 2016			At December 31, 2015
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$18,578	$—	$18,578	$41,856	$—	$41,856
Restricted cash	10,128	—	10,128	7,949	—	7,949
Other investments	—	51,874	51,874	—	52,820	52,820
Total assets	$28,706	$51,874	$80,580	$49,805	$52,820	$102,625
Liabilities:
Short-term debt	$36,000	$—	$36,000	$159,004	$—	$159,004
Total liabilities	$36,000	$—	$36,000	$159,004	$—	$159,004

The fair value of the junior subordinated and long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. Carrying values and estimated fair values were as follows:

Puget Energy		June 30, 2016		December 31, 2015
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$222,780	$250,000	$211,173
Long-term debt (fixed-rate), net of discount [1]	2	5,084,578	6,817,865	5,077,518	6,308,831
Total liabilities		$5,334,578	$7,040,645	$5,327,518	$6,520,004

Puget Sound Energy		June 30, 2016		December 31, 2015
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$222,780	$250,000	$211,173
Long-term debt (fixed-rate), net of discount [2]	2	3,495,835	4,766,386	3,494,362	4,329,444
Total liabilities		$3,745,835	$4,989,166	$3,744,362	$4,540,617
_______________

[1]	The carrying value includes debt issuances costs of $35.6 million, and $38.4 million for June 30, 2016 and December 31, 2015, respectively, which are not included in fair value.

[2]	The carrying value includes debt issuances costs of $28.6 million, and $30.0 million for June 30, 2016 and December 31, 2015, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

	Fair Value			Fair Value
Puget Energy	At June 30, 2016			At December 31, 2015
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Liabilities:
Interest rate derivative instruments	$3,181	$—	$3,181	$5,050	$—	$5,050
Total liabilities	$3,181	$—	$3,181	$5,050	$—	$5,050

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At June 30, 2016			At December 31, 2015
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$24,411	$7,246	$31,657	$10,709	$12,734	$23,443
Natural gas derivative instruments	10,787	2,593	13,380	4,538	1,662	6,200
Total assets	$35,198	$9,839	$45,037	$15,247	$14,396	$29,643
Liabilities:
Electric derivative instruments	$46,467	$10,308	$56,775	$92,027	$20,079	$112,106
Natural gas derivative instruments	24,243	3,077	27,320	63,045	4,045	67,090
Total liabilities	$70,710	$13,385	$84,095	$155,072	$24,124	$179,196

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
(Dollars in Thousands)	2016			2015
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$1,602	$(1,622)	$(20)	$(16,091)	$(1,601)	$(17,692)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [1]	(1,954)	—	(1,954)	(4,064)	—	(4,064)
Included in regulatory assets / liabilities	—	1,562	1,562	—	2,813	2,813
Settlements	(494)	(879)	(1,373)	52	(389)	(337)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	(2,216)	455	(1,761)	4,733	—	4,733
Balance at end of period	$(3,062)	$(484)	$(3,546)	$(15,370)	$823	$(14,547)

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2016			2015
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(7,345)	$(2,383)	$(9,728)	$(12,061)	$(2,039)	$(14,100)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [2]	2,654	—	2,654	(9,102)	—	(9,102)
Included in regulatory assets / liabilities	—	3,082	3,082	—	2,938	2,938
Settlements	(554)	(1,816)	(2,370)	165	(298)	(133)
Transferred into Level 3	(2,080)	—	(2,080)	(787)	—	(787)
Transferred out of Level 3	4,263	633	4,896	6,415	222	6,637
Balance at end of period	$(3,062)	$(484)	$(3,546)	$(15,370)	$823	$(14,547)
_______________

[1]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(2.5) million and $(3.8) million for the three months ended June 30, 2016 and 2015, respectively.

[2]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $3.1 million and $(8.8) million for the six months ended June 30, 2016 and 2015, respectively.

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
In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month, and reported in the Level 3 Roll-Forward table above. The Company did not have any transfers between Level 2 and Level 1 during the reported periods. The Company does periodically transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances, the Company uses a more liquid price point and performs a 15-month regression against the illiquid locations to serve as a proxy for forward market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs. The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts.
The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of June 30, 2016:

	Fair Value				Range
(Dollars in Thousands)	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$7,246	$10,308	Discounted cash flow	Power prices	$12.72 per MWh	$32.00 per MWh	$27.99 per MWh
Natural gas	$2,593	$3,077	Discounted cash flow	Natural gas prices	$1.25 per MMBtu	$3.46 per MMBtu	$2.53 per MMBtu
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2015:

	Fair Value				Range
(Dollars in Thousands)	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$12,734	$20,079	Discounted cash flow	Power prices	$10.69 per MWh	$29.18 per MWh	$23.39 per MWh
Natural gas	$1,662	$4,045	Discounted cash flow	Natural gas prices	$1.12 per MMBtu	$2.95 per MMBtu	$2.25 per MMBtu
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At June 30, 2016 and December 31, 2015, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $0.6 million and $1.3 million, respectively.

Long-Lived Assets Measured at Fair Value on a Nonrecurring Basis
Puget Energy records the fair value of its intangible assets in accordance with ASC 360, “Property, Plant, and Equipment,” (ASC 360). The fair value assigned to the power contracts was determined using an income approach comparing the contract rate to the market rate for power over the remaining period of the contracts incorporating non-performance risk. Management also incorporated certain assumptions related to quantities and market presentation that it believes market participants would make in the valuation. The fair value of the power contracts is amortized as the contracts settle.
ASC 360 requires long-lived assets to be tested for impairment on an annual basis, and upon the occurrence of any events or circumstances that would be more likely than not to reduce the fair value of the long-lived assets below their carrying value. One such triggering event is a significant decrease in the forward market prices of power.

At June 30, 2016, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and found no impairment. However, due to decreases in forward power prices of 8.6% at March 31, 2016 and 4.5% at December 31, 2015, the following impairments were recorded to one of the Company's intangible asset contracts, with corresponding reductions to the regulatory liability as follows:

Puget Energy
(Dollars in Thousands)
Valuation Date	Contract Name	Carrying Value	Fair Value	Write Down
March 31, 2016	Wells Hydro	$25,193	$19,855	$5,338
December 31, 2015	Wells Hydro	32,988	27,628	5,360

The valuations were measured using a discounted cash flow, income-based valuation methodology. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates which are classified as Level 3 within the fair value hierarchy. A less significant input is the discount rate reflective of PSE's cost of capital used in the valuation.
Below are significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value at March 31, 2016 and December 31, 2015:

Valuation Date	Unobservable Input	Low	High	Average
March 31, 2016
	Power prices	$9.46 per MWh	$25.96 per MWh	$21.38 per MWh
	Power contract costs (in thousands)	$4,100 per qtr	$4,659 per qtr	$4,452 per qtr
December 31, 2015
	Power prices	$15.16 per MWh	$27.25 per MWh	$23.23 per MWh
	Power contract costs (in thousands)	$4,100 per qtr	$4,659 per qtr	$4,417 per qtr

(5)	Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering the largest portion of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  Starting with January 1, 2014 all newly hired non-represented employees, United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry (UA) employees, and International Brotherhood of Electrical Workers Local Union 77 (IBEW) employees hired on or after December 12, 2014 will receive annual pay credits of 4% each year, which is the Company contribution. Non-represented and IBEW employees can accumulate the Company contribution in the cash balance formula or the 401(k) plan. UA employees will automatically receive the Company contribution in the cash balance formula plan. They will also receive interest credits like other participants in the cash balance pension formula of the pension plan, which are at least 1% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, he or she will have annuity and lump sum options for distribution. Those who select the lump sum option will receive their current cash balance amount. PSE also maintains a non-qualified Supplemental Executive Retirement Plan (SERP) for its key senior management employees.
In addition to providing pension benefits, PSE provides legacy group health care and life insurance benefits (Other Benefits) for certain retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums, paid primarily by retirees, are based on the benefits provided during the prior year.
Puget Energy records purchase accounting adjustments associated with the re-measurement of the retirement plans.

The following tables summarize the Company’s net periodic benefit cost for the three and six months ended June 30, 2016 and 2015:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$4,605	$5,172	$271	$277	$24	$23
Interest cost	7,226	6,937	582	570	157	150
Expected return on plan assets	(11,687)	(11,117)	—	—	(111)	(133)
Amortization of prior service cost	(495)	(495)	11	11	—	—
Amortization of net loss (gain)	—	962	228	410	(29)	(51)
Net periodic benefit cost	$(351)	$1,459	$1,092	$1,268	$41	$(11)

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$9,209	$10,644	$542	$554	$49	$56
Interest cost	14,452	14,044	1,163	1,140	313	311
Expected return on plan assets	(23,374)	(22,519)	—	—	(222)	(266)
Amortization of prior service cost	(990)	(990)	22	22	—	—
Amortization of net loss (gain)	—	1,943	456	820	(58)	(66)
Net periodic benefit cost	$(703)	$3,122	$2,183	$2,536	$82	$35

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Three Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$4,605	$5,172	$271	$277	$24	$23
Interest cost	7,226	6,937	582	570	157	150
Expected return on plan assets	(11,736)	(11,223)	—	—	(111)	(133)
Amortization of prior service cost	(393)	(393)	11	11	—	1
Amortization of net loss (gain)	3,740	5,141	333	530	(90)	(120)
Net periodic benefit cost	$3,442	$5,634	$1,197	$1,388	$(20)	$(79)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$9,209	$10,644	$542	$554	$49	$56
Interest cost	14,452	14,044	1,163	1,140	313	311
Expected return on plan assets	(23,472)	(22,731)	—	—	(222)	(266)
Amortization of prior service cost	(786)	(786)	22	22	—	2
Amortization of net loss (gain)	7,480	10,277	666	1,060	(180)	(203)
Net periodic benefit cost	$6,883	$11,448	$2,393	$2,776	$(40)	$(100)

The following table summarizes the Company’s change in benefit obligation for the periods ended June 30, 2016 and December 31, 2015:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended	Year Ended	Six Months Ended	Year Ended	Six Months Ended	Year Ended
(Dollars in Thousands)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Change in benefit obligation:
Benefit obligation at beginning of period	$643,088	$690,194	$51,279	$55,855	$13,946	$15,688
Service cost	9,209	21,287	542	1,108	49	112
Interest cost	14,452	28,088	1,163	2,281	313	621
Actuarial loss (gain)	—	(55,665)	—	(4,430)	—	(1,416)
Benefits paid	(20,650)	(39,963)	(2,092)	(3,535)	(664)	(1,354)
Medicare part D subsidy received	—	—	—	—	5	295
Administrative Expense	—	(853)	—	—	—	—
Benefit obligation at end of period	$646,099	$643,088	$50,892	$51,279	$13,649	$13,946

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2016 are expected to be at least $24.0 million, $2.5 million and $0.5 million, respectively. During the three months ended June 30, 2016, the Company contributed $4.5 million, $1.0 million and $0.2 million to fund the qualified pension plan, SERP and other postretirement plan, respectively. During the six months ended June 30, 2016, the Company contributed $9.0 million, $2.1 million, and $0.4 million to the fund the qualified pension plan, SERP and other postretirement plan, respectively.

(6)	Regulation and Rates

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms are expected to mitigate the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs from residential, commercial and industrial customers to mitigate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues will be recovered on a per customer basis regardless of actual consumption levels. The energy supply costs, which are part of the PCA and PGA mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption. Following each calendar year, PSE will recover or refund the difference between allowed decoupling revenue and the corresponding actual revenue to affected customers over a 12-month period beginning the following May. The decoupling mechanism will end on December 31, 2017 unless the continuation of the mechanism is approved in PSE's next General Rate Case (GRC) filing, which PSE is required to submit by January 17, 2017 at the latest.
On April 28, 2016, the Washington Commission approved PSE's request to change rates under its electric and natural gas decoupling mechanism, effective May 1, 2016. The overall changes represent a rate increase for electric customers of $20.8 million, or 1.0%, annually, and a rate increase for natural gas customers of $25.4 million, or 2.8%, annually. In addition, PSE exceeded the earnings test threshold for both its electric and natural gas business in 2015. As a result, PSE recorded a reduction in electric decoupling deferral and revenue of $11.9 million and a reduction in natural gas decoupling deferral and revenue of $5.5 million. This was reflected as a reduction to the electric and natural gas rate increases noted above. As noted earlier, the Company is also limited to a 3.0% annual decoupling related cap on increases in total revenue.  This limitation was triggered for the natural gas residential rate class. The resulting amount of deferral that was not included in the 2016 rate increase is $28.7 million for natural gas revenue that was accrued through December 31, 2015. This amount may be included in customer rates beginning in May 2017, subject to subsequent application of the earnings test and the 3.0% cap on decoupling related rate increases.
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

General Rate Case Filing Postponed to 2017
On March 17, 2016, the Washington Commission approved a joint petition postponing the filing of PSE’s GRC until no later than January 17, 2017. All parties to PSE's 2011 GRC, including Public Counsel, Washington Commission Staff, Industrial Customers of Northwest Utilities (ICNU) and Northwest Industrial Gas Users (NWIGU), either supported the petition or did not oppose it. As part of the petition, PSE agreed to update power costs on December 1, 2016 in conjunction with the Centralia PPA compliance filing and to include in the GRC a filing regarding its interest in Colstrip Units 1 and 2. Monthly allowed revenue per customer values, which include an automatic annual increase, will continue through December 2017 until new rates go into effect from PSE's 2017 GRC.

Electric Regulation and Rates
Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable catastrophic/extraordinary losses and provided that costs in excess of $8.0 million annually can be recorded as a regulatory asset for qualifying storm damage costs that meet the Institute of Electrical and Electronics Engineers (IEEE) threshold criteria for a major event. For the six months ended June 30, 2016 and 2015, PSE incurred $15.6 million and $2.5 million, respectively, in storm-related electric transmission and distribution system restoration costs, of which $6.5 million was recorded as a regulatory asset in 2016 and $0.2 million in 2015.

Electric Property Tax Tracker Mechanism
The purpose of the property tax tracker mechanism is to pass through the cost of all property taxes incurred by the Company. The mechanism was implemented in 2013 and removed property taxes from general rates and included those costs as a component rate. After the implementation, the mechanism acts as a tracker rate schedule and collects the total amount of property taxes assessed. The tracker will be adjusted each year in May based on that year's assessed property taxes and true-ups to the rate from the prior year.
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2016	0.3%	$5.7
May 1, 2015	0.4	8.4

Electric Conservation Rider
The electric conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January.
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2016	(0.5)%	$(11.7)
May 1, 2015	0.2	4.2

Federal Incentive Tracker Tariff
The Federal Incentive Tracker Tariff passes through to customers the benefits associated with realized treasury grants and production tax credits (PTCs). The filing results in a credit back to customers for pass-back of treasury grant amortization and pass-through of interest and any related true-ups. The filing is adjusted annually for new Federal benefits, actual versus forecast interest and to true-up for actual load being different than the forecasted load set in rates.
The following table sets forth Federal Incentive Tracker Tariff revenue requirement approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Total annual amount to be passed back to eligible customers (Dollars in Millions)
January 1, 2016	(0.2)%	$(57.3)
January 1, 2015	(0.2)	(55.2)

Gas Regulation and Rates
Gas Conservation Rider
The gas conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January.
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)

May 1, 2016	0.3%	$2.9
May 1, 2015	0.2	2.3

Cost Recovery Mechanism
The purpose of the Cost Recovery Mechanism (CRM) is to recover capital costs related to enhancing the safety of the natural gas distribution system.
The following table sets forth CRM rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2015	0.5%	$5.3

Property Tax Tracker Mechanism
The purpose of the property tax tracker mechanism is to pass through the cost of all property taxes incurred by the Company. The mechanism was implemented in 2013 and removed property taxes from general rates and included those costs as a component rate. After the implementation, the mechanism acts as a tracker rate schedule and collects the total amount of property taxes assessed. The tracker will be adjusted each year in May based on that year's assessed property taxes.
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2016	0.4%	$3.5
June 1, 2015	(0.2)	(2.3)

Purchased Gas Adjustment
PSE has a PGA mechanism that allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable or payable balance in the PGA mechanism reflects an under recovery or over recovery, respectively, of natural gas cost through the PGA mechanism.
The following table sets forth PGA rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2015	(17.4)%	$(185.9)

(7)	Asset Retirement Obligation

The Company has recorded liabilities for steam, combustion turbine, combined cycle, and wind generation sites, distribution and transmission poles, gas mains, and leased facilities where disposal is governed by ASC 410 “Asset Retirement and Environmental Obligations (ARO)”.
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
The CCR rule requires significant changes to the Company’s Colstrip, Montana coal-fired steam electric generation facility (Colstrip) operations and those changes were reviewed by the Company and the plant operator in the second and third quarter of 2015. PSE had previously recognized a legal obligation under the EPA rules to dispose of coal ash material at Colstrip, in 2003. Due to the CCR rule, additional disposal costs were added to the ARO.
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
During the first quarter 2016, the Company updated its estimated decommissioning costs and timing of its ARO for Lower Snake River and Hopkins Ridge wind generation sites and increased the undiscounted ARO liability by $19.7 million.
The following table describes the changes to the Company’s ARO for the six months ended June 30, 2016:

Puget Sound Energy
(Dollars in Thousands)	Changes in ARO
Balance at December 31, 2015	$85,028
New asset retirement obligation recognized in the period	—
Liability adjustments	(411)
Revisions in estimated cash flows	16,854
Accretion expense	1,240
Balance at June 30, 2016	$102,711

(8)	Commitment and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. Based on a second amended complaint filed in August 2014, the plaintiffs' lawsuit alleged violations of permitting requirements under the New Source Review program of the Clean Air Act and the Montana State Implementation Plan arising from seven projects undertaken at Colstrip during the time period from 2001 to 2012. On July 12, 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station. As part of the settlement, which has been filed with the court for its approval, PSE has agreed, along with Talen Energy, to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana by no later than July 1, 2022. Colstrip Units 3 and 4, which are newer and more efficient, are not affected by the shutdown, and allegations in the lawsuit against Colstrip Units 3 and 4 were dismissed as part of the settlement. PSE is not able to determine the decommissioning costs of Colstrip Units 1 and 2 at this time; however, any associated decommissioning and historical costs are expected to be fully recovered through rates.

Other Proceedings
The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company has recorded reserves of $0.5 million and $0.3 million relating to these claims as of June 30, 2016 and December 31, 2015, respectively.
There have been no material changes to the contractual obligations and consolidated commercial commitments set forth in Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

(9)	Other

Related Party Transactions
Scott Armstrong serves on the Board of Directors of the Company, and is the president and Chief Executive Officer of Group Health Cooperative (Group Health). Group Health provides coverage to over 600,000 residents in Washington and Northern Idaho. Certain employees of PSE elect Group Health as their medical provider and as a result, PSE paid Group Health a total of $10.7 million and $20.3 million for medical coverage for the six months ended June 30, 2016, and the year ended December 31, 2015, respectively.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2015. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the U.S. Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

Overview

Puget Energy is an energy services holding company and all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. All of Puget Energy's common stock is indirectly owned by Puget Holdings LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, FSS Infrastructure Trust, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation. Puget Energy and PSE are collectively referred to herein as “the Company.”
PSE generates revenue and cash flow primarily from the sale of electric and natural gas services to residential and commercial customers within a service territory covering approximately 6,000 square miles, principally in the Puget Sound region of the state of Washington. PSE continually balances its load requirements, generation resources, purchase power agreements, and market purchases to meet customer demand. The Company's external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs. PSE requires access to bank and capital markets to meet its financing needs.
For the three and six months ended June 30, 2016, as compared to the same period in 2015, PSE's net income was affected primarily by the following factors: (1) an increase in electric margin driven by increased electric revenues, primarily from residential customers; (2) an increase in natural gas operating margin; and (3) offset by an increase in operations and maintenance expense.

Factors and Trends Affecting PSE's Performance
The principal business, economic and other factors that affect PSE's operations and financial performance include:

•	The rates PSE is allowed to charge for its services;

•	PSE’s ability to recover power costs that are included in rates which are based on volume;

•	PSE’s ability to manage costs during the rate stay out period through January 17, 2017;

•	Weather conditions, including snow-pack affecting hydrological conditions;

•	Regulatory decisions allowing PSE to recover purchased power and fuel costs, on a timely basis;

•	PSE’s ability to supply electricity and natural gas, either through company-owned generation, purchase power contracts or by procuring natural gas or electricity in wholesale markets;

•	Equal sharing between PSE and its customers of earnings which exceed PSE's authorized rate of return;

•	Availability and access to capital and the cost of capital;

•
Regulatory compliance costs, including those related to new and developing federal regulations of electric system reliability, state regulations of natural gas pipelines and federal, state and local environmental laws and regulations;

•	Wholesale commodity prices of electricity and natural gas;

•	Increasing depreciation and amortization;

•	Bonus depreciation and the impact on rate base;

•	General economic conditions in PSE's service territory and its effects on customer growth and use-per-customer; and

•	Federal, state, and local taxes.

Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended June 30, 2016 is set forth below in this "Overview" section as well as in other sections of the Management's Discussion and Analysis.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2016 and future years. Because PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Utilities and Transportation Commission (Washington Commission). The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition.

Accordingly, the Company will need to seek rate relief on a regular and frequent basis in the future. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment does not meet the reasonable and prudent standards, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.

2013 Expedited Rate Filing, Decoupling and Centralia Decision
PSE filed a settlement agreement with the Washington Commission on March 22, 2013. The agreement was intended to settle all issues regarding decoupling, a power purchase agreement with TransAlta Centralia and the Expedited Rate Filing (ERF) which includes the property tax tracker. The Washington Commission placed the ERF and decoupling filings under a common procedural schedule.
On June 25, 2013, the Washington Commission issued final orders resolving the amended decoupling petition, the ERF filing and the Petition for Reconsideration (related to the TransAlta Centralia power purchase agreement). Order No. 7 in the ERF/decoupling proceeding approved PSE's ERF filing with a small change to its cost of capital from 7.80% to 7.77% to update long term debt costs and a capital structure that included 48.0% common equity with a return on equity (ROE) of 9.8%. This order also approved the property tax tracker discussed below and approved the amended decoupling and rate plan filing with the further condition that PSE and the customers will share 50.0% each in earnings in excess of the 7.77% authorized rate of return. In addition, the rate plan (K-Factor) increase allowed decoupling revenue per customer for the recovery of delivery system costs to subsequently increase by 3.0% for the electric customers and 2.2% for the gas customers on January 1 of each year, until the conclusion of PSE's next General Rate Case (GRC) which was to be filed before April 1, 2016 and was later extended to January 17, 2017, as discussed below. In the rate plan, increases are subject to a cap of 3.0% of the total revenue for customers. Order No. 8 in the TransAlta Centralia proceeding granted in part and denied in part PSE's Petition for Reconsideration, clarifying certain portions of the Washington Commission's original order regarding TransAlta Centralia.

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms are expected to mitigate the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs from residential, commercial and industrial customers to mitigate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues will be recovered on a per customer basis regardless of actual consumption levels. The energy supply costs, which are part of the Power Cost Adjustment (PCA) and Purchased Gas Adjustment (PGA) mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption. Following each calendar year, PSE will recover or refund the difference between allowed decoupling revenue and the corresponding actual revenue to affected customers over a 12-month period beginning the following May. The decoupling mechanism will end on December 31, 2017 unless the continuation of the mechanism is approved in PSE's next GRC filing, which PSE is required to submit by January 17, 2017 at the latest.
On April 28, 2016, the Washington Commission approved PSE’s request to change rates under its electric and natural gas decoupling mechanisms, effective May 1, 2016. The overall changes represent a rate increase for electric customers of $20.8 million, or 1.0%, annually, and a rate increase for natural gas customers of $25.4 million, or 2.8%, annually. In addition, PSE exceeded the earnings test threshold for both its electric and natural gas businesses in 2015. As a result, PSE recorded a reduction in electric decoupling deferral and revenue of $11.9 million and a reduction in natural gas deferral and revenue of $5.5 million. This was reflected as a reduction to the electric and natural gas rate increases noted above. As noted earlier, the Company is also limited to a 3.0% annual decoupling related cap on increases in total revenue.  This limitation was triggered for the natural gas residential rate class. The resulting amount of deferral that was not included in the 2016 rate increase is $28.7 million for natural gas revenue that was accrued through December 31, 2015. This amount may be included in customer rates beginning in May 2017, subject to subsequent application of the earnings test and the 3.0% cap on decoupling related rate increases.

General Rate Case Filing Postponed to 2017
On March 17, 2016, the Washington Commission approved a joint petition postponing the filing of PSE’s GRC until no later than January 17, 2017. All parties to PSE's 2011 GRC, including Public Counsel, Washington Commission Staff, Industrial Customers of Northwest Utilities (ICNU) and Northwest Industrial Gas Users (NWIGU), either supported the petition or did not oppose it. As part of the petition, PSE agreed to update power costs on December 1, 2016 in conjunction with the Centralia PPA compliance filing and to include in the GRC a filing regarding its interest in Colstrip Units 1 and 2. Monthly allowed revenue per customer values, which include an automatic annual increase, will continue through December 2017 until new rates go into effect from PSE's 2017 GRC.

Electric Rates
Power Cost Adjustment Mechanism
PSE currently has a PCA mechanism that provides for the recovery of power costs from customers or refunding of power cost savings to customers in the event those costs vary from the “power cost baseline” level of power costs. The “power cost baseline” level is set, in part, based on normalized assumptions about weather and hydroelectric conditions.  Excess power costs or power cost savings are apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism. The graduated scale currently applicable is as follows:

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

On August 7, 2015, the Washington Commission issued an order approving the settlement proposing changes to the PCA mechanism. The settlement agreement will not take effect until January 1, 2017. Key components of the settlement will include the following changes to the PCA mechanism:

Annual Power Cost Variability	Company's Share		Customers’ Share
	Over	Under	Over	Under
+/- $17 million	100%	100%	—%	—%
+/- $17 million - $40 million	35	50	65	50
+/- $40 + million	10	10	90	90

•	Reduction to the cumulative deferral trigger for surcharge or refund from $30.0 million to $20.0 million;

•
Removal of fixed production costs from the PCA mechanism and placing them in the decoupling mechanism, assuming the decoupling mechanism continues as part of the next GRC. If decoupling was not to continue, those fixed production costs would be treated the same as other non-PCA costs unless permission to treat them in another manner is obtained from the Washington Commission. These fixed production costs include: (i) return and depreciation/amortization on fixed production assets and regulatory assets and liabilities; (ii) return on, depreciation, transmission expense and revenues on specific transmission assets; and (iii) hydro, other production and other power related expenses and O&M costs;

•
Suspension of the requirement that a GRC must be filed within three months after rates are approved in a Power Cost Only Rate Case (PCORC), and agreeing, for a five-year period, that PSE will not file a GRC or PCORC within six months of the date rates go into effect for a PCORC filing; and

•	Establishment of a five-year moratorium on changes to the PCA/PCORC.

PSE had an unfavorable PCA imbalance for the three and six months ended June 30, 2016, which was $14.8 million and $3.1 million, respectively, above the “power cost baseline” level, of which no amount was apportioned to customers. This compares to an unfavorable PCA imbalance for the three and six months ended June 30, 2015, which was $3.0 million and $5.0 million, respectively, above the "power cost baseline" level, of which no amount was apportioned to customers.

Conservation Rider
On April 28, 2016, the Washington Commission approved PSE's request to implement changes to rates under its electric conservation rider mechanism, effective May 1, 2016.  The approved rate change incorporates a decrease in the amounts budgeted and the true-up of costs and collections.  This represents a rate decrease for electric customers of $11.7 million, or 0.5% annually.

Property Tax Tracker Mechanism
On April 28, 2016, the Washington Commission approved PSE's request to change rates under its electric property tax tracker mechanism, effective May 1, 2016.  The approved rate change incorporates the effects of an increase to property taxes paid as well as true-ups to the rate from the prior year.  This represents a rate increase for electric customers of $5.7 million, or 0.3% annually.

Federal Incentive Tracker Tariff
On December 30, 2015, the Washington Commission approved the annual true-up and rate filing to PSE's Federal Incentive Tracker Tariff, effective January 1, 2016. The true-up filing resulted in a total credit of $57.3 million to be passed back to eligible customers over the twelve months beginning January 1, 2016.  The total credit includes $39.6 million which represents the pass-back of grant amortization and $17.7 million represents the pass through of interest, in addition to a minor true-up associated with the 2015 rate period.  This filing represents an overall average rate decrease of 0.2% annually.

Natural Gas Rates
Purchased Gas Adjustment
On October 29, 2015, the Washington Commission approved PSE's PGA natural gas tariff filing with an effective date of November 1, 2015, which reflected changes in wholesale gas and pipeline transportation costs and changes in deferral amortization rates. The impact to the PGA rates is an annual revenue decrease of $185.9 million, or 17.4% annually, with no impact on net operating income.

Conservation Rider
On April 28, 2016, the Washington Commission approved PSE's request to implement changes to rates under its natural gas conservation rider mechanism, effective May 1, 2016.  The approved rate change reflects actual costs and collections for the conservation program.  This represents a rate increase for natural gas customers of $2.9 million, or 0.3% annually.

Cost Recovery Mechanism
On October 29, 2015, the Washington Commission approved PSE's CRM natural gas tariff filing with an effective date of November 1, 2015. The purpose of this filing is to recover capital costs related to enhancing the safety of the natural gas distribution system.  The impact to the CRM rates is an annual revenue increase of $5.3 million, or 0.5% annually.

Property Tax Tracker Mechanism
On April 28, 2016, the Washington Commission approved PSE's request to change rates under its natural gas property tax tracker mechanism, effective May 1, 2016.  This represents a rate increase for natural gas customers of $3.5 million or 0.4% annually.

Other Factors and Trends
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

Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. PSE's credit facilities mature in 2019 and Puget Energy's senior secured credit facility matures in 2018. (See discussion on credit facilities in Item 2, “Financing Program - Credit Facilities”).

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
Compliance with these or other future regulations, such as those pertaining to climate change, could require significant capital expenditures by PSE and may adversely affect PSE's financial position, results of operations, cash flows and liquidity.

Other Challenges and Strategies
Competition
PSE’s electric and natural gas utility retail customers generally do not have the ability to choose their electric or natural gas supplier and therefore, PSE’s business has historically been recognized as a natural monopoly. However, PSE faces competition from public utility districts and municipalities that want to establish their own municipal-owned utility, as a result of which PSE may lose a number of customers in its service territory. Further, PSE faces increasing competition for sales to its retail customers.  Alternative methods of electric energy generation, including solar and other self-generation methods, compete with PSE for sales to existing electric retail customers.  In addition, PSE’s natural gas customers may elect to use heating oil, propane or other fuels instead of using and purchasing natural gas from PSE.

Results of Operations
Puget Sound Energy
Non-GAAP Financial Measures - Electric and Natural Gas Margins
The following discussion includes financial information prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as well as two other financial measures, electric margin and natural gas margin, that are considered “non-GAAP financial measures.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that includes adjustments that result in a departure from GAAP presentation.  The presentation of electric margin and gas margin is intended to supplement an understanding of PSE’s operating performance.  Electric margin and natural gas margin are used by PSE to determine whether PSE is collecting the appropriate amount of revenue from its customers to maintain electric and gas margins to ultimately provide adequate recovery of operating costs, including interest and equity returns.  PSE’s electric margin and natural gas margin measures may not be comparable to other companies’ electric margin and natural gas margin measures.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory. The following table displays the details of PSE's electric margin changes:

Electric Margin	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	Change	2016	2015	Change
Electric operating revenue:
Residential sales	$231,345	$220,343	$11,002	$576,176	$506,369	$69,807
Commercial sales	197,668	198,439	(771)	429,394	420,729	8,665
Industrial sales	24,975	26,811	(1,836)	54,677	55,761	(1,084)
Other retail sales	4,868	5,237	(369)	10,202	10,233	(31)
Total retail sales	458,856	450,830	8,026	1,070,449	993,092	77,357
Transportation sales	2,779	2,291	488	5,622	4,529	1,093
Sales to other utilities and marketers	10,729	5,691	5,038	17,538	12,268	5,270
Decoupling revenue	15,783	8,730	7,053	34,476	22,898	11,578
Other decoupling adjustments [1]	4,538	(4,499)	9,037	(2,663)	3,043	(5,706)
Other	4,467	6,573	(2,106)	1,921	7,413	(5,492)
Total electric operating revenues [2]	497,152	469,616	27,536	1,127,343	1,043,243	84,100
Minus electric energy costs:
Purchased electricity [2]	118,551	104,471	14,080	261,448	257,951	3,497
Electric generation fuel [2]	40,930	55,652	(14,722)	95,123	103,668	(8,545)
Residential exchange [2]	(13,376)	(29,054)	15,678	(33,516)	(72,768)	39,252
Total electric energy costs	146,105	131,069	15,036	323,055	288,851	34,204
Electric margin [3]	$351,047	$338,547	$12,500	$804,288	$754,392	$49,896

Electric Energy Sales, MWh
Residential sales	2,062,717	2,187,386	(124,669)	5,175,549	5,083,955	91,594
Commercial sales	2,083,751	2,173,307	(89,556)	4,370,929	4,437,238	(66,309)
Industrial sales	284,081	321,664	(37,583)	591,171	624,748	(33,577)
Other retail sales	21,362	24,315	(2,953)	46,096	48,518	(2,422)
Total energy sales to customers	4,451,911	4,706,672	(254,761)	10,183,745	10,194,459	(10,714)
_____________

[1]	Includes amortization of prior year collection/refund, adjustments related to excess rate of return, and adjustments related to amounts that will not be collected within 24 months.

[2]	As reported on PSE’s Consolidated Statement of Income.

[3]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Three Months Ended June 30, 2016 compared to 2015
Electric Operating Revenue
Electric operating revenues increased $27.5 million primarily due to higher residential sales of $11.0 million, other decoupling revenue of $9.0 million, decoupling revenue of $7.1 million, and sales to other utilities and marketers of $5.0 million.   These items are discussed in detail below.

•
Electric retail sales increased $8.0 million primarily due to increases in residential rates of $25.0 million and partially offset by $12.6 million due to a decrease in residential electricity usage of 124,669 Megawatt Hour (MWhs), mostly from slightly warmer temperatures than the prior year.

•	Sales to other utilities and marketers increased $5.0 million due to less usage by retail customers; therefore, there was more energy to sell in the wholesale market.

•	Decoupling revenue increased $7.1 million due to the allowed decoupled revenues per customer as compared to lower volumetric revenues.

•
Other decoupling adjustments increased $9.0 million due to the impact of $13.3 million primarily related to a 2015 adjustment of sharing of excess earnings; partially offset by a $3.6 million increase in the amortization of prior year collection.

Electric Energy Costs

•
Purchased electricity expense increased $14.1 million primarily due to an increase of $13.5 million of firm purchases and $4.7 million of PURPA purchases, partially offset by a $6.5 million decrease related to secondary purchases.

•	Electric generation fuel expense decreased $14.7 million primarily due to a decrease in natural gas fuel costs of $5.3 million at Goldendale and $4.7 million at Mint Farm.

•
Residential exchange credits decreased $15.7 million resulting from lower Residential Exchange Program (REP) credits associated with the BPA REP settlement.  The REP credit tariff was lowered effective October 1, 2015. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

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

Six Months Ended June 30, 2016 compared to 2015
Electric Operating Revenue
Electric operating revenues increased $84.1 million primarily due to higher residential sales of $69.8 million, commercial sales of $8.7 million, decoupling revenue of $11.6 million and sales to other utilities and marketers of $5.3 million, which revenues were partially offset by decreases in other decoupling revenue of $5.7 million and other electric operating revenue of $5.5 million.  These items are discussed in detail below.

•
Electric retail sales increased $77.4 million due to increases in rates of $59.6 million and $9.1 million due to an increase in residential electricity usage of 91,594 MWhs. In addition, there was an increase of $15.2 million due to an increase in rates for commercial customers which was partially offset by $6.3 million due to a decrease in electricity usage of 66,309 MWhs.

•	Sales to other utilities and marketers increased $5.3 million due to less usage by retail customers; therefore, there was more energy to sell in the wholesale market.

•	Decoupling revenue increased $11.6 million due to the allowed decoupled revenues per customer as compared to lower volumetric revenues.

•
Other decoupling adjustments decreased $5.7 million primarily due to an increase in the amortization of prior year collection of $11.6 million, partially offset by the impact of a $6.5 million sharing of the excess earnings related to the decoupling mechanism.

•
Other electric operating revenue decreased $5.5 million primarily due to a reduction of non-core gas sales of $7.7 million. In addition, the decrease was partially offset by a reduction of PTC deferral of $3.3 million.

Electric Energy Costs

•
Purchased electricity expense increased $3.5 million primarily due to an $18.6 million increase related to long-term firm purchases and $6.4 million in PURPA purchases, partially offset by a $24.3 million decrease in secondary purchases.

•	Electric generation fuel expense decreased $8.5 million primarily due to a decrease in natural gas energy costs of $6.2 million at Goldendale and $6.1 million at Mint Farm.

•
Residential exchange credits decreased $39.3 million resulting from lower REP credits associated with the BPA REP settlement.  The REP credit tariff was lowered effective October 1, 2015. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

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

Natural Gas Margin	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	Change	2016	2015	Change
Natural gas operating revenue:
Residential sales	$92,099	$111,299	$(19,200)	$309,830	$328,254	$(18,424)
Commercial sales	44,125	57,652	(13,527)	125,273	147,722	(22,449)
Industrial sales	3,627	5,054	(1,427)	10,393	12,177	(1,784)
Total retail sales	139,851	174,005	(34,154)	445,496	488,153	(42,657)
Transportation sales	5,018	4,640	378	10,111	9,251	860
Decoupling revenue	15,979	10,353	5,626	36,030	37,940	(1,910)
Other decoupling adjustments [1]	(297)	(7,373)	7,076	(10,661)	(8,179)	(2,482)
Other	2,892	3,316	(424)	5,875	6,638	(763)
Total natural gas operating revenues [2]	163,443	184,941	(21,498)	486,851	533,803	(46,952)
Minus purchased natural gas energy costs [2]	48,273	79,465	(31,192)	171,376	235,898	(64,522)
Natural gas margin [3]	$115,170	$105,476	$9,694	$315,475	$297,905	$17,570

Natural Gas Volumes, therms (thousands):
Residential	72,506	80,671	(8,165)	286,531	262,217	24,314
Commercial firm	41,387	44,139	(2,752)	127,467	120,593	6,874
Industrial firm	4,394	5,054	(660)	12,389	12,373	16
Interruptible	8,582	11,516	(2,934)	24,377	24,168	209
Total retail natural gas volumes, therms	126,869	141,380	(14,511)	450,764	419,351	31,413
Transportation volumes	56,164	53,495	2,669	118,249	111,206	7,043
Total natural gas volumes	183,033	194,875	(11,842)	569,013	530,557	38,456
___________________

[1]	Includes amortization of prior year collection/refund, adjustments related to excess rate of return, and adjustments related to amounts that will not be collected within 24 months.

[2]	As reported on PSE’s Consolidated Statement of Income.

[3]	Natural gas margin does not include any allocation for amortization/depreciation expense or natural gas operations and maintenance expense.

Three Months Ended June 30, 2016 compared to 2015
Natural Gas Operating Revenue
Natural gas operating revenue decreased $21.5 million due primarily to a decrease of $34.2 million in total retail sales primarily the result of a PGA rate reduction; partially offset by $7.1 million in other decoupling revenue and $5.6 million in decoupling revenue. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $34.2 million primarily due to a decrease in natural gas retail sales as a result of a PGA rate reduction of $19.1 million and a decrease of $17.0 million decrease due to 14,511 lower therms sold.

•	Decoupling revenue increased $5.6 million due to the allowed decoupled revenues per customer as compared to lower volumetric revenues.

•
Other decoupling adjustments increased $7.1 million due to the impact of $5.4 million primarily related to a 2015 adjustment of sharing of excess earnings and a decrease of $4.6 million in the 24-month revenue reserve; partially offset by an increase in the amortization of prior year collection of $2.9 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $31.2 million due to a reduction in the PGA rates and lower therms sold.

Six Months Ended June 30, 2016 compared to 2015
Natural Gas Operating Revenue
Natural gas operating revenue decreased $47.0 million due primarily to a decrease of $42.7 million in total retail sales primarily the result of a PGA rate reduction and a $2.5 million decrease in other decoupling revenue. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $42.7 million primarily due to a decrease in natural gas retail sales as a result of a PGA rate reduction of $75.3 million, partially offset by $38.2 million increase due to higher therms sold.

•
Other Decoupling adjustments decreased $2.5 million primarily due to an increase in the amortization of prior year collection of $10.1 million; partially offset by a decrease of $4.6 million in the 24-month revenue reserve and the impact of a $3.0 million sharing of the excess earnings related to the decoupling mechanism.

Natural Gas Energy Costs
Purchased natural gas expense decreased $64.5 million due to a reduction in the PGA rates offset by higher therms sold.

Other Operating Expenses and Other Income (Deductions)
The following table displays the details of PSE's operating expenses and other income (deductions) for the three and six months ended June 30, 2016 and 2015:

Puget Sound Energy	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	Change	2016	2015	Change
Operating expenses:
Net unrealized (gain) loss on derivative instruments	$(46,724)	$(8,232)	$(38,492)	$(63,546)	$(11,383)	$(52,163)
Utility operations and maintenance	138,018	131,972	6,046	284,008	269,147	14,861
Non-utility expense and other	8,822	6,342	2,480	17,856	13,349	4,507
Depreciation and amortization	111,273	100,412	10,861	218,787	206,589	12,198
Conservation amortization	22,540	24,561	(2,021)	55,751	54,165	1,586
Taxes other than income taxes	67,871	69,999	(2,128)	170,163	164,912	5,251
Other income (deductions):
Other income	7,077	5,255	1,822	13,052	10,039	3,013
Other expense	(2,122)	(1,815)	(307)	(3,462)	(3,222)	(240)
Interest expense	(58,044)	(60,922)	2,878	(116,460)	(122,719)	6,259
Income tax expense	38,002	22,572	15,430	109,140	75,955	33,185

Three Months Ended June 30, 2016 compared to 2015
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments increased $38.5 million. The net gain in 2016 was comprised of a gain of $45.3 million related to natural gas for power derivative instruments and a $1.4 million gain related to PSE's electric derivative instruments.  This compares to a gain of $4.3 million related to natural gas for power derivative instruments and a gain of $3.9 million related to PSE's electric derivative instruments during the prior year.  The overall gain was primarily due to decreases in natural gas and wholesale electricity forward prices.

•
Utility operations and maintenance expense increased $6.0 million which was primarily driven by increased generation operation and maintenance expense of $3.1 million, an increase of $2.6 million of administrative and general expense, an increase in gas operations expense of $2.2 million and an increase in electric transmission and distribution expense of $2.1 million; partially offset by a decrease in meter reading non-production expense of $3.3 million.

•	Non-utility expense and other expense increased $2.5 million primarily due to an increase in cost of biogas of $3.3 million.

•
Depreciation and amortization expense increased $10.9 million primarily due to $6.4 million of regulatory credits related to the JPUD gain on sale returned to customers in 2015 and an increase of $4.6 million of depreciation expense in 2016 due to an increase in net additions of assets.

Other Income, Interest Expense and Income Tax Expense

•	Interest expense decreased $2.9 million primarily due a reduction of $2.0 million of interest on long term debt, and an increase of $0.9 million of AFUDC debt.

•	Income tax expense increased $15.4 million primarily driven by a higher pre-tax income.

Six Months Ended June 30, 2016 compared to 2015
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments increased $52.2 million. The net gain in 2016 was comprised of a gain of $50.8 million related to natural gas for power derivative instruments and a $12.7 million gain related to electric derivative instruments.  This compares to a gain of $17.4 million related to electricity derivative instruments and a loss of $6.0 million related to natural gas for power derivative instruments during the prior year.  The overall gain was primarily due to decreases in natural gas and wholesale electricity forward prices.

•
Utility operations and maintenance expense increased $14.9 million which was driven by increased storm expense of $6.8 million, an increase of $5.6 million of generation operation and maintenance expense, an increase of $3.9 million of administrative and general expense and an increase of $3.5 million of natural gas operations expense; partially offset by a decrease in meter reading non-production expense of $7.0 million.

•	Non-utility expense and other expense increased $4.5 million due primarily to an increase in cost of biogas of $5.9 million.

•
Depreciation and amortization expense increased $12.2 million primarily due to an increase of $8.4 million of depreciation expense due to an increase in net additions of assets and $4.7 million of regulatory credits related to the JPUD gain on sale returned to customers in 2015.

•
Taxes other than income taxes increased $5.3 million primarily due to an increase in electric municipal taxes of $4.2 million, electric property tax amortization of $3.5 million, electric state excise taxes of $2.9 million; partially offset by electric property taxes of $2.3 million, natural gas municipal taxes of $1.9 million, and natural gas state excise taxes of $1.7 million; all of which are based on changes in sales volumes for electricity and natural gas.

Other Income, Interest Expense and Income Tax Expense

•	Other income increased $3.0 million primarily due to an increase in AFUDC equity of $3.2 million

•	Interest expense decreased $6.3 million primarily due a reduction of $4.4 million of interest on long term debt, and an increase of $1.8 million of AFUDC debt.

•	Income tax expense increased $33.2 million primarily driven by a higher pre-tax income.

Puget Energy
All the operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three and six months ended June 30, 2016 and 2015 are as follows:

Benefit/(Expense)	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	Change	2016	2015	Change
PSE net income	$80,900	$42,699	$38,201	$237,406	$171,799	$65,607
Net unrealized gain on energy derivative instruments	—	—	—	—	544	(544)
Non-utility expense and other	3,644	4,019	(375)	7,043	7,806	(763)
Non-hedged interest rate swap (expense)	(359)	(1,440)	1,081	(1,213)	(3,415)	2,202
Interest expense [1]	(28,029)	(27,171)	(858)	(56,067)	(52,852)	(3,215)
Income tax benefit (expense)	8,397	7,509	888	18,570	17,410	1,160
Puget Energy net income (loss)	$64,553	$25,616	$38,937	$205,739	$141,292	$64,447
_______________

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Summary Results of Operation
Three Months Ended June 30, 2016 compared to 2015
Puget Energy’s net income increased by $38.9 million, which is primarily attributable to PSE's net income increase of $38.2 million.  The following are significant factors that impacted Puget Energy’s net income which are not included in PSE’s discussion:

•	Non-hedged interest rate swap expense decreased $1.1 million primarily due to higher interest rates in 2016 compared to 2015.

Six Months Ended June 30, 2016 compared to 2015
Puget Energy’s net income increased by $64.4 million, which is primarily attributable to PSE's net income increase of $65.6 million.  The following are significant factors that impacted Puget Energy’s net income which are not included in PSE’s discussion:

•	Non-hedged interest rate swap expense decreased $2.2 million primarily due to higher interest rates in 2016 compared to 2015.

•
Interest expense increased $3.2 million primarily due to the long-term senior secured notes issued in May 2015 issued at a higher interest rate and larger principal amount than the previous term loans.

Capital Requirements
Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual obligations and consolidated commercial commitments set forth in Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The following are the Company's aggregate availability under commercial commitments as of June 30, 2016:

Puget Sound Energy and Puget Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2016	2017-2018	2019-2020	Thereafter
PSE liquidity facility [1]	$650,000	$—	$—	$650,000	$—
PSE energy hedging facility [1]	350,000	—	—	350,000	—
Inter-company short-term debt [2]	30,000	—	—	—	30,000
Total PSE commercial commitments	$1,030,000	$—	$—	$1,000,000	$30,000
Puget Energy revolving credit facility [3]	800,000	—	800,000	—	—
Less: Inter-company short-term debt elimination [2]	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,800,000	$—	$800,000	$1,000,000	$—
_______________

[1]	For more information, see PSE Credit Facilities.

[2]	For more information, see PSE Demand Promissory Note.

[3]	For more information, see Puget Energy Credit Facilities.

Off-Balance Sheet Arrangements
As of June 30, 2016, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems and the LNG are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, totaled $303.8 million for the six months ended June 30, 2016.  Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Thousands)	2016	2017	2018
Total energy delivery, technology and facilities expenditures	$806,655	$815,989	$665,462

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

Capital Resources
Cash from Operations

Six Months Ended June 30, 2016 compared to 2015
Puget Sound Energy
Cash generated from operations increased by $101.0 million, including $65.6 million from net income. The following are significant factors that impacted PSE's cash inflows/outflows from operations.

•	Accounts receivable and unbilled revenue increased $86.4 million. Key drivers were rate changes and improved cash collections processes which led to quicker collections.

•	Accrued expenses and other increased $32.7 million primarily due to lower incentive payout, customer deposits and termination of a capital lease.

•
Net Unrealized loss (gain) on derivative instruments decreased $52.2 million primarily due to a net gain. The net gain in 2016 was comprised of a gain of $50.8 million related to natural gas for power derivative instruments and a $12.7 million gain related to electric derivative instruments.  The gain was primarily due to decreases in natural gas and wholesale electricity forward prices.

•
Purchase gas adjustment decreased $37.0 million due to the tracker mechanism which tracks current and prior year over/under gas collections based on rates. The primary reason for the decrease is due to over-collection in cost in 2015, which is being amortized throughout 2016.

Puget Energy
Cash generated from operations for the six months ended June 30, 2016 increased by $88.1 million compared to the same period in 2015.  The net difference was primarily impacted by the increase from cash flow provided by the operating activities of PSE, as previously discussed. The remaining variance is explained below.

•	Derivative contracts classified as financing activities due to merger decreased $8.0 million due to derivatives with a financing element settling in February 2015.

Financing Program
The Company's external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs. The Company anticipates refinancing the redemption of bonds or other long-term borrowings with its credit facilities and/or the issuance of new long-term debt. Access to funds depends upon factors such as Puget Energy's and PSE's credit ratings, prevailing interest rates and investor receptivity to investing in the utility industry, Puget Energy and PSE. The Company believes it has sufficient liquidity through its credit facilities and access to capital markets and operations to fund its needs over the next twelve months.
Proceeds from PSE’s short-term borrowings and sales of commercial paper are used to provide working capital and the interim funding of utility construction programs.  Puget Energy and PSE continue to have reasonable access to the capital and credit markets.

Puget Sound Energy
Credit Facilities
PSE has two unsecured revolving credit facilities which provide, in aggregate, $1.0 billion of short-term liquidity needs. These facilities consist of a $650.0 million revolving liquidity facility (which includes a liquidity letter of credit facility and a swingline facility) to be used for general corporate purposes, including a backstop to the Company's commercial paper program and a $350.0 million revolving energy hedging facility (which includes an energy hedging letter of credit facility). The $650.0 million liquidity facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facilities also have an accordion feature which, upon the banks' approval, would increase the total size of these facilities to $1.45 billion. These unsecured revolving credit facilities mature in April 2019.
The credit agreements are syndicated among numerous lenders and contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreements also contain a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of June 30, 2016, PSE was in compliance with all applicable covenant ratios.
The credit agreements provide PSE with the ability to borrow at different interest rate options. The credit agreements allow PSE to borrow at the bank's prime rate or to make floating rate advances at London Interbank Offered Rate (LIBOR) plus a spread that is based upon PSE's credit rating. PSE must pay a commitment fee on the unused portion of the credit facilities. The spreads and the commitment fee depend on PSE's credit ratings. As of the date of this report, the spread to the LIBOR is 1.25% and the commitment fee is 0.175%.
As of June 30, 2016, no amounts were drawn and outstanding under PSE's $650.0 million liquidity facility. No letters of credit were outstanding under either facility, and $36.0 million was outstanding under the commercial paper program. Outside of the credit agreements, PSE had a $3.9 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In, 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE's outstanding commercial paper or PSE's senior unsecured revolving credit facility. Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. On June 30, 2015, PSE repaid in full the $28.9 million outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at June 30, 2016, PSE could issue:

•
Approximately $2.4 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.9 billion of electric bondable property available for issuance, subject to a minimum interest coverage ratio of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2016; and

•
Approximately $415.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $691.7 million of gas bondable property available for issuance, subject to a minimum combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2016.

At June 30, 2016, PSE had approximately $6.9 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
PSE has in effect a shelf registration statement under which it may issue, from time to time, up to $375.0 million aggregate principal amount of senior notes secured by first mortgage bonds.  The Company remains subject to the restrictions of PSE’s indentures and credit agreements on the amount of first mortgage bonds that PSE may issue.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At June 30, 2016, approximately $531.5 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3 to one.  The common equity ratio, calculated on a regulatory basis, was 49.2% at June 30, 2016 and the EBITDA to interest expense was 5.2 to one for the 12 months ended June 30, 2016.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Puget Energy
Credit Facility
At June 30, 2016, Puget Energy maintained an $800.0 million revolving senior secured credit facility, which matures April 2018. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of June 30, 2016, there was no amount drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275% as of the date of this report. Puget Energy entered into interest rate swap contracts to manage the interest rate risk associated with the credit facility or similar variable rate debt (see Note 3 for more details).
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of June 30, 2016, Puget Energy was in compliance with all applicable covenants.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2 to one.  Puget Energy's EBITDA to interest expense was 3.5 to one for the 12 months ended June 30, 2016.
At June 30, 2016, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other

New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2 in the Combined Notes to the Consolidated Financial Statements in Part I.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. Based on a second amended complaint filed in August 2014, plaintiffs' lawsuit alleged violations of permitting requirements under the New Source Review program of the Clean Air Act and the Montana State Implementation Plan arising from seven projects undertaken at Colstrip during the time period from 2001 to 2012. On July 12, 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station. As part of the settlement, which has been filed with the court for its approval, PSE has agreed, along with Talen Energy, to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana by no later than July 1, 2022. Colstrip Units 3 and 4, which are newer and more efficient, are not affected by the shutdown, and allegations in the lawsuit against Colstrip Units 3 and 4 were dismissed as part of the settlement. PSE is not able to determine the decommissioning costs of Colstrip Units 1 and 2 at this time; however, any associated decommissioning and historical costs are expected to be fully recovered through rates.

Coal Combustion Residuals
On April 17, 2015, the U.S. Environmental Protection Agency (EPA) published a final rule, effective October 19, 2015, that regulates CCRs under the Resource Conservation and Recovery Act, Subtitle D. The CCR rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash containment structures by establishing technical design, operation and maintenance, closure and post closure care requirements for CCR landfills and surface impoundments, and corrective action requirements for any related leakage. The rule also sets forth recordkeeping and reporting requirements, including posting specific information related to CCR surface impoundments and landfills to publicly-accessible websites.
The CCR rule requires significant changes to the Company's Colstrip operations and those changes were reviewed by the Company and the plant operator in the second quarter of 2015. PSE had previously recognized a legal obligation under the EPA rules to dispose of coal ash material at Colstrip in 2003. Due to the CCR rule, additional disposal costs were added to the Asset Retirement and Environmental Obligations (ARO).

Clean Air Act 111(d)/EPA Clean Power Plan
In June 2014, the EPA issued a proposed Clean Power Plan rule under Section 111(d) of the Clean Air Act designed to regulate GHG emissions from existing power plants. The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals. PSE filed comments on this rule in December 2014. The EPA issued a pre-publication version of the final Clean Power Plan rule under Section 111(d) on August 3, 2015 and published a final rule on October 23, 2015. PSE is reviewing the final rule and working with key stakeholders in preparation towards implementation. PSE cannot yet provide a determination of how the final rule may impact PSE or its existing generation facilities, if at all.

Related Party Transactions
Scott Armstrong serves on the Board of Directors of the Company, and is the president and Chief Executive Officer of Group Health Cooperative (Group Health). Group Health provides coverage to over 600,000 residents in Washington and Northern Idaho. Certain employees of PSE elect Group Health as their medical provider and as a result, PSE paid Group Health a total of $10.7 million and $20.3 million for medical coverage for the six months ended June 30, 2016, and the year ended December 31, 2015, respectively.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, counterparty credit risk, as well as interest rate risk. PSE maintains risk policies and procedures to help manage the various risks. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Counterparty Credit Risk
PSE is exposed to credit risk primarily through buying and selling electricity and natural gas to serve customers. Credit risk is the potential loss resulting from a counterparty's non-performance under an agreement. PSE manages credit risk with policies and procedures for counterparty analysis and measurement, monitoring and mitigation of exposure. Additionally, PSE has entered into commodity master arrangements (i.e., WSPP, Inc. (WSPP), International Swaps and Derivatives Association (ISDA) or North American Energy Standards Board (NAESB) with its counterparties to mitigate credit exposure to those counterparties.

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

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II                    OTHER INFORMATION

Item 1.                         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of June 30, 2016.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8 in the Combined Notes to Consolidated Financial Statements in Part I.

Item 1A.                      Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the period ended December 31, 2015.

Item 6.                         Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Matthew R. Marcelia
Matthew R. Marcelia Controller and Principal Accounting Officer
Date:	August 3, 2016

EXHIBIT INDEX

3(i).1	Amended Articles of Incorporation of Puget Energy (incorporated herein by reference to Exhibit 3.1 to Puget Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-16305).
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

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2011 through 2015 and 12 months ended June 30, 2016).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2011 through 2015 and 12 months ended June 30, 2016).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2016 filed on August 3, 2016 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

__________________

*	Filed herewith.