Form 10-Q
period 2016-09-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2016-11-03
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

●
Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or byproducts of electric generation such as coal ash or other substances, natural resources, and fish and wildlife (in addition the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;

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

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Item 1A - “Risk Factors” in the Company's most recent Annual Report on Form 10-K.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenue:
Electric	$495,321	$482,786	$1,622,664	$1,526,029
Natural gas	114,458	119,582	601,309	653,385
Other	8,499	3,365	25,170	11,495
Total operating revenue	618,278	605,733	2,249,143	2,190,909
Operating expenses:
Energy costs:
Purchased electricity	94,849	97,694	356,296	355,645
Electric generation fuel	70,503	76,863	165,627	180,531
Residential exchange	(15,577)	(19,530)	(49,093)	(92,297)
Purchased natural gas	34,041	46,436	205,418	282,334
Unrealized (gain) loss on derivative instruments, net	6,327	5,588	(57,218)	(6,339)
Utility operations and maintenance	138,265	131,208	422,273	400,355
Non-utility expense and other	4,708	1,573	15,520	7,106
Depreciation and amortization	110,022	107,759	328,809	314,348
Conservation amortization	21,800	24,224	77,551	78,389
Taxes other than income taxes	65,268	64,030	235,431	228,942
Total operating expenses	530,206	535,845	1,700,614	1,749,014
Operating income (loss)	88,072	69,888	548,529	441,895
Other income (deductions):
Other income	6,130	4,732	19,187	14,770
Other expense	(5,025)	(1,621)	(8,488)	(4,843)
Non-hedged interest rate swap (expense) income	563	(1,156)	(651)	(4,571)
Interest charges:
AFUDC	2,702	2,102	7,663	5,262
Interest expense	(89,297)	(88,753)	(266,786)	(267,484)
Income (loss) before income taxes	3,145	(14,808)	299,454	185,029
Income tax (benefit) expense	810	(6,880)	91,380	51,665
Net income (loss)	$2,335	$(7,928)	$208,074	$133,364

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$2,335	$(7,928)	$208,074	$133,364
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(16), $303, $(216), and $1,303, respectively	(29)	562	(400)	2,418
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $0, $0, $0, and $179, respectively	—	—	—	333
Other comprehensive income (loss)	(29)	562	(400)	2,751
Comprehensive income (loss)	$2,306	$(7,366)	$207,674	$136,115

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) ASSETS

	September 30, 2016	December 31, 2015
Utility plant (at original cost, including construction work in progress of $436,472 and $408,795, respectively):
Electric plant	$7,532,354	$7,432,490
Natural gas plant	2,998,063	2,850,290
Common plant	586,933	508,750
Less: Accumulated depreciation and amortization	(2,104,525)	(1,878,868)
Net utility plant	9,012,825	8,912,662
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	83,762	86,731
Total other property and investments	1,740,275	1,743,244
Current assets:
Cash and cash equivalents	16,848	42,494
Restricted cash	9,340	7,949
Accounts receivable, net of allowance for doubtful accounts of $9,571 and $9,756, respectively	240,017	324,391
Unbilled revenue	126,021	217,274
Materials and supplies, at average cost	106,692	78,244
Fuel and gas inventory, at average cost	61,877	58,658
Unrealized gain on derivative instruments	15,008	24,418
Prepaid expense and other	46,471	17,120
Power contract acquisition adjustment gain	32,668	37,031
Total current assets	654,942	807,579
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	70,781	73,231
Power cost adjustment mechanism	4,500	4,749
Regulatory assets related to power contracts	23,219	26,223
Other regulatory assets	1,015,140	894,071
Unrealized gain on derivative instruments	5,409	5,225
Power contract acquisition adjustment gain	249,477	288,757
Other	56,659	58,513
Total other long-term and regulatory assets	1,425,185	1,350,769
Total assets	$12,833,227	$12,814,254

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) CAPITALIZATION AND LIABILITIES

	September 30, 2016	December 31, 2015
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	346,016	249,534
Accumulated other comprehensive income (loss), net of tax	(27,666)	(27,266)
Total common shareholder’s equity	3,627,307	3,531,225
Long-term debt:
First mortgage bonds and senior notes	3,364,412	3,364,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,800,000	1,800,000
Debt discount, issuance costs and other	(238,159)	(248,754)
Total long-term debt	5,338,113	5,327,518
Total capitalization	8,965,420	8,858,743
Current liabilities:
Accounts payable	243,169	259,353
Short-term debt	172,000	159,004
Purchased gas adjustment liability	1,846	12,589
Accrued expenses:
Taxes	78,443	114,854
Salaries and wages	39,300	38,457
Interest	78,590	73,378
Unrealized loss on derivative instruments	51,449	136,173
Power contract acquisition adjustment loss	3,221	3,611
Other	72,093	53,867
Total current liabilities	740,111	851,286
Other long-term and regulatory liabilities:
Deferred income taxes	1,524,117	1,435,955
Unrealized loss on derivative instruments	20,417	48,073
Regulatory liabilities	624,810	652,441
Regulatory liabilities related to power contracts	282,146	325,788
Power contract acquisition adjustment loss	19,998	22,613
Other deferred credits	656,208	619,355
Total other long-term and regulatory liabilities	3,127,696	3,104,225
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$12,833,227	$12,814,254

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$208,074	$133,364
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	328,809	314,348
Conservation amortization	77,551	78,389
Deferred income taxes and tax credits, net	90,828	51,664
Net unrealized (gain) loss on derivative instruments	(60,785)	(7,789)
Derivative contracts classified as financing activities due to merger	—	8,045
AFUDC – equity	(10,769)	(6,490)
Funding of pension liability	(24,000)	(13,500)
Regulatory assets and liabilities	(138,096)	(114,888)
Other long-term assets and liabilities	30,766	18,472
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	175,627	101,998
Materials and supplies	(28,448)	(1,300)
Fuel and gas inventory	(3,222)	255
Prepayments and other	(29,352)	(18,129)
Purchased gas adjustment	(10,743)	29,420
Accounts payable	(22,874)	(65,736)
Taxes payable	(36,411)	(27,727)
Other	23,391	(14,400)
Net cash provided by (used in) operating activities	570,346	465,996
Investing activities:
Construction expenditures – excluding equity AFUDC	(507,703)	(419,389)
Restricted cash	(1,391)	25,827
Other	(1,781)	2,902
Net cash provided by (used in) investing activities	(510,875)	(390,660)
Financing activities:
Change in short-term debt, net	12,996	(5,500)
Dividends paid	(111,592)	(192,590)
Long-term notes and bonds issued	—	825,000
Redemption of bonds and notes	—	(711,000)
Derivative contracts classified as financing activities due to merger	—	(8,045)
Issuance cost of bonds and other	13,479	(528)
Net cash provided by (used in) financing activities	(85,117)	(92,663)
Net increase (decrease) in cash and cash equivalents	(25,646)	(17,327)
Cash and cash equivalents at beginning of period	42,494	37,527
Cash and cash equivalents at end of period	$16,848	$20,200
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$241,351	$252,251
Cash payments (refunds) for income taxes	—	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$58,278	$43,522

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenue:
Electric	$495,321	$482,786	$1,622,664	$1,526,029
Natural gas	114,458	119,582	601,309	653,385
Other	8,815	3,545	25,487	11,683
Total operating revenue	618,594	605,913	2,249,460	2,191,097
Operating expenses:
Energy costs:
Purchased electricity	94,849	97,694	356,296	355,645
Electric generation fuel	70,503	76,863	165,627	180,531
Residential exchange	(15,577)	(19,530)	(49,093)	(92,297)
Purchased natural gas	34,041	46,436	205,418	282,334
Unrealized (gain) loss on derivative instruments, net	6,327	5,588	(57,218)	(5,795)
Utility operations and maintenance	138,265	131,208	422,273	400,355
Non-utility expense and other	8,620	5,605	26,474	18,953
Depreciation and amortization	110,022	107,759	328,809	314,348
Conservation amortization	21,800	24,224	77,551	78,389
Taxes other than income taxes	65,268	64,030	235,431	228,942
Total operating expenses	534,118	539,877	1,711,568	1,761,405
Operating income (loss)	84,476	66,036	537,892	429,692
Other income (deductions):
Other income	6,131	4,731	19,184	14,770
Other expense	(5,025)	(1,621)	(8,488)	(4,843)
Interest charges:
AFUDC	2,702	2,102	7,663	5,262
Interest expense	(60,914)	(60,731)	(182,336)	(186,610)
Income (loss) before income taxes	27,370	10,517	373,915	258,271
Income tax (benefit) expense	8,393	641	117,533	76,596
Net income (loss)	$18,977	$9,876	$256,382	$181,675

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$18,977	$9,876	$256,382	$181,675
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,422, $1,815, $3,942, and $5,840, respectively	2,642	3,370	7,322	10,845
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $0, $0, $0, and $369, respectively	—	—	—	686
Amortization of treasury interest rate swaps to earnings, net of tax of $43, $43, $128, and $128, respectively	79	79	237	237
Other comprehensive income (loss)	2,721	3,449	7,559	11,768
Comprehensive income (loss)	$21,698	$13,325	$263,941	$193,443

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2016	December 31, 2015
Utility plant (at original cost, including construction work in progress of $436,472 and $408,795, respectively):
Electric plant	$9,678,988	$9,601,091
Natural gas plant	3,588,069	3,444,744
Common plant	624,728	548,657
Less: Accumulated depreciation and amortization	(4,878,960)	(4,681,830)
Net utility plant	9,012,825	8,912,662
Other property and investments:
Other property and investments	80,416	83,069
Total other property and investments	80,416	83,069
Current assets:
Cash and cash equivalents	16,409	41,856
Restricted cash	9,340	7,949
Accounts receivable, net of allowance for doubtful accounts of $9,571 and $9,756, respectively	239,878	324,358
Unbilled revenue	126,021	217,274
Materials and supplies, at average cost	106,692	78,244
Fuel and gas inventory, at average cost	60,546	57,324
Unrealized gain on derivative instruments	15,008	24,418
Prepaid expense and other	46,471	17,119
Total current assets	620,365	768,542
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	70,274	72,694
Power cost adjustment mechanism	4,500	4,749
Other regulatory assets	1,015,140	894,059
Unrealized gain on derivative instruments	5,409	5,225
Other	56,659	58,513
Total other long-term and regulatory assets	1,151,982	1,035,240
Total assets	$10,865,588	$10,799,513

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2016	December 31, 2015
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,275,105	3,275,105
Retained earnings	297,095	236,578
Accumulated other comprehensive income (loss), net of tax	(141,991)	(149,550)
Total common shareholder’s equity	3,431,068	3,362,992
Long-term debt:
First mortgage bonds and senior notes	3,364,412	3,364,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount, issuance costs and other	(29,706)	(31,910)
Total long-term debt	3,746,566	3,744,362
Total capitalization	7,177,634	7,107,354
Current liabilities:
Accounts payable	243,169	259,353
Short-term debt	172,000	159,004
Purchased gas adjustment liability	1,846	12,589
Accrued expenses:
Taxes	78,443	114,854
Salaries and wages	39,300	38,457
Interest	55,931	47,772
Unrealized loss on derivative instruments	49,966	131,420
Other	72,093	53,868
Total current liabilities	712,748	817,317
Other long-term and regulatory liabilities:
Deferred income taxes	1,675,248	1,556,616
Unrealized loss on derivative instruments	20,417	47,776
Regulatory liabilities	623,479	651,094
Other deferred credits	656,062	619,356
Total other long-term and regulatory liabilities	2,975,206	2,874,842
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$10,865,588	$10,799,513

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$256,382	$181,675
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	328,809	314,348
Conservation amortization	77,551	78,389
Deferred income taxes and tax credits, net	116,982	76,595
Net unrealized (gain) loss on derivative instruments	(57,218)	(5,795)
AFUDC – equity	(10,769)	(6,490)
Funding of pension liability	(24,000)	(13,500)
Regulatory assets and liabilities	(138,096)	(114,888)
Other long-term assets and liabilities	34,128	21,458
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	175,733	102,043
Materials and supplies	(28,448)	(1,300)
Fuel and gas inventory	(3,222)	255
Prepayments and other	(29,352)	(18,129)
Purchased gas adjustment	(10,743)	29,420
Accounts payable	(22,874)	(65,736)
Taxes payable	(36,411)	(27,727)
Other	22,035	(17,305)
Net cash provided by (used in) operating activities	650,487	533,313
Investing activities:
Construction expenditures – excluding equity AFUDC	(507,703)	(419,389)
Restricted cash	(1,391)	25,827
Other	2,519	6,733
Net cash provided by (used in) investing activities	(506,575)	(386,829)
Financing activities:
Change in short-term debt, net	12,996	(5,500)
Dividends paid	(195,865)	(175,279)
Loan from (payment to) parent	—	(28,933)
Investment from parent	—	28,900
Long-term notes and bonds issued	—	425,000
Redemption of bonds and notes	—	(412,000)
Issuance cost of bonds and other	13,510	3,281
Net cash provided by (used in) financing activities	(169,359)	(164,531)
Net increase (decrease) in cash and cash equivalents	(25,447)	(18,047)
Cash and cash equivalents at beginning of period	41,856	37,466
Cash and cash equivalents at end of period	$16,409	$19,419
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$162,091	$177,759
Cash payments (refunds) for income taxes	—	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$58,278	$43,522

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Summary of Consolidation Policy

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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $46.1 million and $169.6 million for the three and nine months ended September 30, 2016, respectively, and $47.6 million and $167.5 million for the three and nine months ended September 30, 2015 respectively.  The Company reports the collection of such taxes on a gross basis in operating revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.

Change in Accounting Principle
On January 1, 2016, the Company changed its method of presenting unamortized debt issuance costs in the balance sheet. The new method of presenting debt issuance costs was adopted to comply with Accounting Standards Update (ASU) 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of a debt discount. The prior year comparative balance sheet has been adjusted to apply the new method retrospectively. Due to the change in accounting principle, the December 31, 2015 financial statement line item “Other long-term assets” decreased and “Debt discount, issuance costs and other” increased $38.4 million and $30.0 million at Puget Energy and PSE, respectively.

(2)  New Accounting Pronouncements

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU  2014-09, "Revenue from Contracts with Customers (Topic 606)", which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.
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
The Company plans to adopt ASU 2014-09 during the first quarter of fiscal year 2018.  Reporting entities also have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  The Company initiated a steering committee and project team to evaluate the impact of this standard and update any policies and procedures that may be affected and implement the new revenue recognition guidance. At this time, the Company is still evaluating the impact this standard will have on its consolidated financial statements.

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

Derivatives and Hedging
In March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments". Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. ASU 2016-06 clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendment is required to assess the embedded call or put options solely in accordance with the four-step decision sequence.
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

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The amendments in ASU 2016-15 provide guidance for eight specific cash flow issues that include: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distribution received from equity method investees, (vii) beneficial interest in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. Current GAAP is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments.
This update is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for all entities upon issuance. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company plans to adopt ASU 2016-15 during the first quarter of fiscal year 2018 and is in the process of evaluating the impact this standard will have on its consolidated statement of cash flows.

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
The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program and its credit facilities to meet short-term funding needs. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of September 30, 2016, Puget Energy had two interest rate swap contracts outstanding which extend to January 2017. As of the date of this report, these swap instruments are no longer hedging any variable interest rate debt. Management continues to monitor the economics of terminating the swaps, unless the economics of terminating the swaps become more favorable, management intends to let them mature in January 2017. PSE did not have any outstanding interest rate swap instruments.

The following table presents the volumes, fair values and locations of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	September 30, 2016			December 31, 2015
(Dollars in Thousands)	Volumes	Assets [1]	Liabilities [2]	Volumes	Assets [1]	Liabilities [2]
Interest rate swap derivatives [3]	$450 million	$—	$1,483	$450 million	$—	$5,050
Electric portfolio derivatives	*	13,468	44,913	*	23,443	112,106
Natural gas derivatives (MMBtus) [4]	324.0 million	6,949	25,470	369.5 million	6,200	67,090
Total derivative contracts		$20,417	$71,866		$29,643	$184,246
Current		$15,008	$51,449		$24,418	$136,173
Long-term		5,409	20,417		5,225	48,073
Total derivative contracts		$20,417	$71,866		$29,643	$184,246
_______________

[1]	Balance sheet locations: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet locations: Current and Long-term Unrealized loss on derivative instruments.

[3]	Interest rate swap contracts are only held at Puget Energy.

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

*
Electric portfolio derivatives consist of electric generation fuel of 173.1 million One Million British Thermal Units (MMBtu) and purchased electricity of 1.7 million Megawatt Hours (MWhs) at September 30, 2016, and 202.1 million MMBtus and 0.1 million MWhs at December 31, 2015.

It is the Company's policy to record all derivative transactions on a gross basis at the contract level, without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: WSPP, Inc. (WSPP) agreements, which standardize physical power contracts; International Swaps and Derivatives Association (ISDA) agreements, which standardize financial gas and electric contracts; and North American Energy Standards Board (NAESB) agreements, which standardize physical gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as the right of set-off in the event of counterparty default. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount. For further details regarding the fair value of derivative instruments, see Note 4 - "Fair Value Measurements".

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
September 30, 2016
	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$20,417	$—	$20,417	$(17,745)	$—	$2,672
Liabilities:
Energy derivative contracts	70,383	—	70,383	(17,745)	—	52,638
Interest rate swaps [2]	1,483	—	1,483	—	—	1,483

Puget Energy and Puget Sound Energy
December 31, 2015
	Gross Amount Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$29,643	$—	$29,643	$(23,998)	$—	$5,645
Liabilities:
Energy derivative contracts	179,196	—	179,196	(23,998)	—	155,198
Interest rate swaps [2]	5,050	—	5,050	—	—	5,050
_______________

[1]	All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

[2]	Interest rate swap contracts are only held at Puget Energy.

The following tables present the effect and locations of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2016	2015	2016	2015
Interest rate contracts:
	Non-hedged interest rate swap (expense) income	$563	$(1,156)	$(651)	$(4,571)
	Interest expense	(349)	—	(349)	560
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(8,873)	(3,605)	41,957	(9,589)
Realized	Electric generation fuel	(3,194)	(11,768)	(36,204)	(27,512)
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net [1]	2,546	(1,983)	15,261	15,928
Realized	Purchased electricity	(1,282)	(8,344)	(16,077)	(34,489)
Total gain (loss) recognized in income on derivatives		$(10,589)	$(26,856)	$3,937	$(59,673)

Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2016	2015	2016	2015
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$(8,873)	$(3,605)	$41,957	$(9,589)
Realized	Electric generation fuel	(3,194)	(11,768)	(36,204)	(27,512)
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net [1]	2,546	(1,983)	15,261	15,384
Realized	Purchased electricity	(1,282)	(8,344)	(16,077)	(34,489)
Total gain (loss) recognized in income on derivatives		$(10,803)	$(25,700)	$4,937	$(56,206)
_______________

[1]
Differences between Puget Energy and PSE for the nine months ended September 30, 2015 are due to certain derivative contracts recorded at fair value in 2009 and subsequently designated as Normal Purchase Normal Sale (NPNS) or cash flow hedges. These differences occurred through February 2015.

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2016, approximately 96.6% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated at least investment grade by rating agencies and 3.4% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. As of September 30, 2016, the Company was in a net liability position with many of its counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. As of September 30, 2016, PSE has posted a $1.0 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger any collateral requirements with any of its counterparties during the nine months ended September 30, 2016, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.
The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity at September 30, 2016:

Puget Energy and Puget Sound Energy
	September 30, 2016			December 31, 2015
(Dollars in Thousands)
	Fair Value [1]	Posted	Contingent	Fair Value [1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating [2]	$9,265	$—	$9,265	$24,187	$—	$24,187
Requested credit for adequate assurance	24,965	—	—	67,003	—	—
Forward value of contract [3]	19	—	—	—	—	—
Total	$34,249	$—	$9,265	$91,190	$—	$24,187
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value Measurements

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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $51.5 million and $52.8 million at September 30, 2016 and December 31, 2015, respectively, are included in other property and investments on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.

The fair value of the junior subordinated and long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. Carrying values and estimated fair values were as follows:

Puget Energy		September 30, 2016		December 31, 2015
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$218,387	$250,000	$211,173
Long-term debt (fixed-rate), net of discount [1]	2	5,088,113	6,793,220	5,077,518	6,308,831
Total liabilities		$5,338,113	$7,011,607	$5,327,518	$6,520,004

Puget Sound Energy		September 30, 2016		December 31, 2015
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$218,387	$250,000	$211,173
Long-term debt (fixed-rate), net of discount [2]	2	3,496,566	4,759,272	3,494,362	4,329,444
Total liabilities		$3,746,566	$4,977,659	$3,744,362	$4,540,617
_______________

[1]	The carrying value includes debt issuances costs of $34.3 million, and $38.4 million for September 30, 2016 and December 31, 2015, respectively, which are not included in fair value.

[2]	The carrying value includes debt issuances costs of $27.9 million, and $30.0 million for September 30, 2016 and December 31, 2015, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

	Fair Value			Fair Value
Puget Energy	At September 30, 2016			At December 31, 2015
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Liabilities:
Interest rate derivative instruments	$1,483	$—	$1,483	$5,050	$—	$5,050
Total liabilities	$1,483	$—	$1,483	$5,050	$—	$5,050

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At September 30, 2016			At December 31, 2015
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$7,851	$5,617	$13,468	$10,709	$12,734	$23,443
Natural gas derivative instruments	4,668	2,281	6,949	4,538	1,662	6,200
Total assets	$12,519	$7,898	$20,417	$15,247	$14,396	$29,643
Liabilities:
Electric derivative instruments	$38,706	$6,207	$44,913	$92,027	$20,079	$112,106
Natural gas derivative instruments	22,246	3,224	25,470	63,045	4,045	67,090
Total liabilities	$60,952	$9,431	$70,383	$155,072	$24,124	$179,196

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
(Dollars in Thousands)	2016			2015
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(3,062)	$(484)	$(3,546)	$(15,370)	$823	$(14,547)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [1]	574	—	574	(1,403)	—	(1,403)
Included in regulatory assets / liabilities	—	(212)	(212)	—	1,295	1,295
Settlements	93	84	177	1,017	(2,122)	(1,105)
Transferred into Level 3	(727)	—	(727)	—	—	—
Transferred out of Level 3	2,532	(331)	2,201	3,314	(376)	2,938
Balance at end of period	$(590)	$(943)	$(1,533)	$(12,442)	$(380)	$(12,822)

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2016			2015
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(7,345)	$(2,383)	$(9,728)	$(12,061)	$(2,039)	$(14,100)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings [2]	3,228	—	3,228	(10,505)	—	(10,505)
Included in regulatory assets / liabilities	—	2,869	2,869	—	4,233	4,233
Settlements	(461)	(1,731)	(2,192)	1,182	(2,420)	(1,238)
Transferred into Level 3	(2,807)	—	(2,807)	(787)	—	(787)
Transferred out of Level 3	6,795	302	7,097	9,729	(154)	9,575
Balance at end of period	$(590)	$(943)	$(1,533)	$(12,442)	$(380)	$(12,822)
_______________

[1]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $0.9 million and $(1.5) million for the three months ended September 30, 2016 and 2015, respectively.

[2]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $4.0 million and $(10.4) million for the nine months ended September 30, 2016 and 2015, respectively.

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
In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month, and reported in the Level 3 Roll-Forward tables. The Company did not have any transfers between Level 2 and Level 1 during the reported periods. The Company does periodically transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances, the Company uses a more liquid price point and performs a 15-month regression against the illiquid locations to serve as a proxy for forward market prices. Such transactions are classified as

Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs. The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts.
The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of September 30, 2016:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$5,617	$6,207	Discounted cash flow	Power prices	$11.86 per MWh	$30.25 per MWh	$25.01 per MWh
Natural gas	$2,281	$3,224	Discounted cash flow	Natural gas prices	$1.96 per MMBtu	$3.29 per MMBtu	$2.53 per MMBtu
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2015:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets [1]	Liabilities [1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$12,734	$20,079	Discounted cash flow	Power prices	$10.69 per MWh	$29.18 per MWh	$23.39 per MWh
Natural gas	$1,662	$4,045	Discounted cash flow	Natural gas prices	$1.12 per MMBtu	$2.95 per MMBtu	$2.25 per MMBtu
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At September 30, 2016 and December 31, 2015, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $0.6 million and $1.3 million, respectively.

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

At September 30, 2016, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets. Due to decreases in future forecasted revenue and cost estimates related to Grant County's projected load, an impairment of the Priest Rapids Reasonable Portion contract was recorded. Additional impairments were recorded at March 31, 2016 and December 31, 2015 due to decreases in forward power prices of 8.6% and 4.5%, respectively. The following impairments were recorded to the Company's intangible asset contracts, with corresponding reductions to the regulatory liability as follows:

Puget Energy
(Dollars in Thousands)
Valuation Date	Contract Name	Carrying Value	Fair Value	Write Down
September 30, 2016	Priest Rapids	$18,969	$6,191	$12,778
March 31, 2016	Wells Hydro	25,193	19,855	5,338
December 31, 2015	Wells Hydro	32,988	27,628	5,360

The valuations were measured using a discounted cash flow, income-based valuation methodology. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates which are classified as Level 3 within the fair value hierarchy. A less significant input is the discount rate reflective of PSE's cost of capital used in the valuation.
The following table presents the significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value:

Puget Energy
Valuation Date	Unobservable Input	Low	High	Average
September 30, 2016
	Power prices	$24.24 per MWh	$58.96 per MWh	$39.26 per MWh
	Power contract costs (in thousands)	$618 per year	$4,633 per year	$2,472 per year
March 31, 2016
	Power prices	$9.46 per MWh	$25.96 per MWh	$21.38 per MWh
	Power contract costs (in thousands)	$4,100 per qtr	$4,659 per qtr	$4,452 per qtr
December 31, 2015
	Power prices	$15.16 per MWh	$27.25 per MWh	$23.23 per MWh
	Power contract costs (in thousands)	$4,100 per qtr	$4,659 per qtr	$4,417 per qtr

(5)	Retirement Benefits

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
Puget Energy records purchase accounting adjustments associated with the re-measurement of the retirement plans.

The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$4,976	$5,322	$271	$277	$21	$28
Interest cost	7,064	7,022	581	570	88	156
Expected return on plan assets	(11,589)	(11,260)	—	—	(112)	(133)
Amortization of prior service cost	(495)	(495)	11	11	—	—
Amortization of net loss (gain)	—	972	228	410	(233)	(33)
Net periodic benefit cost	$(44)	$1,561	$1,091	$1,268	$(236)	$18

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$14,185	$15,966	$814	$831	$70	$84
Interest cost	21,516	21,066	1,744	1,710	399	467
Expected return on plan assets	(34,964)	(33,779)	—	—	(334)	(399)
Amortization of prior service cost	(1,485)	(1,485)	32	33	—	—
Amortization of net loss (gain)	—	2,915	683	1,230	(289)	(99)
Net periodic benefit cost	$(748)	$4,683	$3,273	$3,804	$(154)	$53

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Three Months Ended September 30,
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$4,976	$5,322	$271	$277	$21	$28
Interest cost	7,064	7,022	581	570	88	156
Expected return on plan assets	(11,638)	(11,366)	—	—	(112)	(133)
Amortization of prior service cost	(393)	(393)	11	11	—	—
Amortization of net loss (gain)	3,963	5,139	333	530	(295)	(101)
Net periodic benefit cost	$3,972	$5,724	$1,196	$1,388	$(298)	$(50)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$14,185	$15,966	$814	$831	$70	$84
Interest cost	21,516	21,066	1,744	1,710	399	467
Expected return on plan assets	(35,110)	(34,097)	—	—	(334)	(399)
Amortization of prior service cost	(1,180)	(1,179)	33	33	—	2
Amortization of net loss (gain)	11,443	15,416	997	1,590	(474)	(304)
Net periodic benefit cost	$10,854	$17,172	$3,588	$4,164	$(339)	$(150)

The following table summarizes the Company’s change in benefit obligation for the periods ended September 30, 2016 and December 31, 2015:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
(Dollars in Thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Change in benefit obligation:
Benefit obligation at beginning of period	$643,088	$690,194	$51,279	$55,855	$13,946	$15,688
Service cost	14,185	21,287	814	1,108	70	112
Interest cost	21,516	28,088	1,744	2,281	399	621
Actuarial loss (gain)	1,561	(55,665)	—	(4,430)	(2,005)	(1,416)
Benefits paid	(40,190)	(39,963)	(2,577)	(3,535)	(695)	(1,354)
Medicare part D subsidy received	—	—	—	—	5	295
Administrative Expense	—	(853)	—	—	—	—
Benefit obligation at end of period	$640,160	$643,088	$51,260	$51,279	$11,720	$13,946

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2016 are expected to be at least $24.0 million, $2.5 million and $0.3 million, respectively. During the three months ended September 30, 2016, the Company contributed $15.0 million and $0.5 million to fund the qualified pension plan and SERP, respectively, and was refunded $0.2 million for other postretirement plan. During the nine months ended September 30, 2016, the Company contributed $24.0 million, $2.6 million and $0.3 million to fund the qualified pension plan, SERP and other postretirement plan, respectively.

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

General Rate Case Filing Postponed to 2017
On March 17, 2016, the Washington Commission approved a joint petition postponing the filing of PSE’s GRC until no later than January 17, 2017. As part of the petition, PSE agreed to update power costs on December 1, 2016 in conjunction with the Centralia PPA compliance filing and to include a plan for Colstrip Units 1 and 2 shutdown in its GRC filing. Monthly allowed revenue per customer values, which include an automatic annual increase, will continue through December 2017 until new rates go into effect from PSE's 2017 GRC.

Electric Regulation and Rates
Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable catastrophic/extraordinary losses and provided that costs in excess of $8.0 million annually can be recorded as a regulatory asset for qualifying storm damage costs that meet the Institute of Electrical and Electronics Engineers (IEEE) threshold criteria for a major event. For the nine months ended September 30, 2016 and 2015, PSE incurred $15.6 million and $14.4 million, respectively, in storm-related electric transmission and distribution system restoration costs, of which $6.5 million was recorded as a regulatory asset in 2016 and $5.1 million in 2015.

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2016	0.3%	$5.7
May 1, 2015	0.3	6.5

Electric Conservation Rider
The electric conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January.
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2016	(0.5)%	$(11.7)
May 1, 2015	0.2	4.2

Power Cost Only Rate Case Compliance Filing
On September 30, 2016, PSE filed a compliance filing consistent with the Commission's Order 4 in PSE’s 2014 Power Cost Only Rate Case (PCORC) under Docket No. UE-141141. This allowed PSE to implement the December 1, 2016 price and volume changes associated with the Centralia Coal Transition purchase power agreement through a compliance filing.
The following table sets forth the PCORC rate adjustments as proposed in the original filing by PSE and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
December 1, 2016, proposed	(1.7)%	$(37.3)

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

The following table sets forth the Federal Incentive Tracker Tariff revenue requirement and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Total annual amount to be passed back to eligible customers (Dollars in Millions)
January 1, 2017, proposed	0.3%	$(51.7)
January 1, 2016, approved	(0.2)	(57.3)
January 1, 2015, approved	(0.2)	(55.2)

Gas Regulation and Rates
Gas Conservation Rider
The gas conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January.
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)

May 1, 2016	0.3%	$2.9
May 1, 2015	0.2	2.3

Cost Recovery Mechanism
The purpose of the Cost Recovery Mechanism (CRM) is to recover capital costs related to enhancing the safety of the natural gas distribution system.
The following table sets forth CRM rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2016	0.6%	$5.6
November 1, 2015	0.5	5.3

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

The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

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
The following table sets forth PGA rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2016	(0.4)%	$(4.1)
November 1, 2015	(17.4)	(185.9)

(7)	Asset Retirement Obligation

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

The following table describes the changes to the Company’s ARO for the nine months ended September 30, 2016:

Puget Sound Energy
(Dollars in Thousands)	Changes in ARO
Balance at December 31, 2015	$85,028
New asset retirement obligation recognized in the period	—
Liability adjustments	(411)
Revisions in estimated cash flows	15,926
Accretion expense	1,942
Balance at September 30, 2016	$102,485

(8)	Commitment and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. Based on a second amended complaint filed in August 2014, the plaintiffs' lawsuit alleged violations of permitting requirements under the New Source Review program of the Clean Air Act and the Montana State Implementation Plan arising from seven projects undertaken at Colstrip during the time period from 2001 to 2012. On July 12, 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court on September 6, 2016. As part of the settlement, PSE agreed, along with Talen Energy, to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana by no later than July 1, 2022. In September 2016, as a result of the settlement, PSE reclassified the Colstrip Units 1 and 2 net book value (NBV) of $128.2 million, as of the settlement shutdown date from a plant asset to a regulatory asset. This reflects PSE's belief that the Washington Commission will allow recovery in rates of the regulatory asset and decommissioning costs in full, which would be consistent with prior precedents. Colstrip Units 3 and 4, which are newer and more efficient, are not affected by the settlement, and allegations in the lawsuit against Colstrip Units 3 and 4 were dismissed as part of the settlement. PSE is not able to determine the decommissioning costs of Colstrip Units 1 and 2 at this time, as the full scope of decommissioning activities are unknown.

Greenwood
On March 9, 2016, a natural gas explosion occurred in the Greenwood neighborhood of Seattle, WA, damaging multiple structures. The Washington Commission Staff completed its investigation of the incident and filed a complaint September 20, 2016, seeking from PSE $3.2 million in fines. As a result, the Washington Commission will initiate a hearing before making a final determination. As of September 30, 2016 PSE, has accrued $3.2 million for the fine.

Other Proceedings
The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company has recorded reserves of $0.8 million and $0.3 million relating to these claims as of September 30, 2016 and December 31, 2015, respectively.
There have been no material changes to the contractual obligations and consolidated commercial commitments set forth in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

(9)	Other

Related Party Transactions
Scott Armstrong serves on the Board of Directors of the Company, and is the president and Chief Executive Officer of Group Health Cooperative (Group Health). Group Health provides coverage to over 600,000 residents in Washington and Northern Idaho. Certain employees of PSE elect Group Health as their medical provider and as a result, PSE paid Group Health a total of $16.8 million and $14.8 million for medical coverage for the nine months ended September 30, 2016 and 2015, respectively.

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
For the three and nine months ended September 30, 2016, as compared to the same period in 2015, PSE's net income was affected primarily by the following factors: (1) an increase in electric margin driven by increased electric revenues, primarily from residential customers; (2) an increase in unrealized gain on derivative instruments; and (3) an increase in operations and maintenance expense.

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

Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended September 30, 2016 is set forth below in this "Overview" section as well as in other sections of the Management's Discussion and Analysis.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2016 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Utilities and Transportation Commission (Washington Commission). The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Accordingly, the Company will need to seek rate relief on a regular and frequent basis in the future. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment does not meet the reasonable and prudent standards, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.

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

General Rate Case Filing Postponed to 2017
On March 17, 2016, the Washington Commission approved a joint petition postponing the filing of PSE’s GRC until no later than January 17, 2017. As part of the petition, PSE agreed to update power costs on December 1, 2016 in conjunction with the Centralia PPA compliance filing and to include a plan for Colstrip Units 1 and 2 shutdown in its GRC filing. Monthly allowed revenue per customer values, which include an automatic annual increase, will continue through December 2017 until new rates go into effect from PSE's 2017 GRC.

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

Pursuant to the PCA Settlement approved on August 7, 2015, effective January 1, 2017, PSE's fixed costs will no longer be tracked in PSE's PCA mechanism.  Accordingly, on September 30, 2016, PSE filed an accounting petition with the Washington Commission which requests deferral of the variances, either positive or negative, between the fixed costs previously recovered in the PCA and the revenue received to cover the allowed fixed costs.  The deferral period requested is between January 1, 2017 through the date that rates are in effect from PSE's next GRC.  Although the Washington Commission is not under any required timeline to approve the petition, parties to the joint petition postponing the filing for PSE's next GRC agreed to support or not oppose the deferral petition.
PSE had a favorable PCA imbalance for the three and nine months ended September 30, 2016, which was $4.5 million and $1.4 million, respectively, above the “power cost baseline” level, of which $0.3 million was apportioned to customers due to a prior period true-up. This compares to an unfavorable PCA imbalance for the three and nine months ended September 30, 2015, which was $9.8 million and $14.8 million, respectively, above the "power cost baseline" level, of which no amount was apportioned to customers.

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

PCORC Compliance Filing
On September 30, 2016, PSE filed with the Washington Commission the update to power costs under Schedule 95, which was allowed for under the Order 04 in the 2014 PCORC, and required under the joint petition filed March 9, 2016, seeking to postpone the filing of PSE’s GRC. The filing requests a reduction in Schedule 95 rates of $37.3 million or an overall rate decrease of 1.7% annually. A corresponding reduction in the PCA Mechanism Baseline Rate used to track the PCA imbalance for sharing was also requested in this filing.

Federal Incentive Tracker Tariff
On October 31, 2016, PSE filed with the Washington Commission the next annual true-up and rate filing to PSE's Federal Incentive Tracker Tariff, with an effective date of January 1, 2017. The true-up filing requested a total credit of $51.7 million to be passed back to eligible customers over the twelve months beginning January 1, 2017.  The total credit includes $38.1 million which represents the pass-back of grant amortization and $13.6 million represents the pass through of interest, in addition to a minor true-up associated with the 2016 rate period.  This filing requests an overall average rate increase of 0.3% annually
On December 30, 2015, the Washington Commission approved the annual true-up and rate filing to PSE's Federal Incentive Tracker Tariff, effective January 1, 2016. The true-up filing resulted in a total credit of $57.3 million to be passed back to eligible customers over the twelve months beginning January 1, 2016.  The total credit includes $39.6 million which represents the pass-back of grant amortization and $17.7 million represents the pass through of interest, in addition to a minor true-up associated with the 2015 rate period.  This filing represents an overall average rate decrease of 0.2% annually.

Natural Gas Rates
Purchased Gas Adjustment
On October 27, 2016, the Washington Commission approved PSE's PGA natural gas tariff filing with an effective date of November 1, 2016, which reflects changes in wholesale gas and pipeline transportation costs and changes in deferral amortization rates. The impact to the PGA rates is an annual revenue decrease of $4.1 million, or 0.4% annually, with no impact on net operating income.
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

Cost Recovery Mechanism
On October 27, 2016, the Washington Commission approved PSE's CRM natural gas tariff filing with an effective date of November 1, 2016. The purpose of this filing is to recover capital costs related to enhancing the safety of the natural gas distribution system.  The impact to the CRM rates is an annual revenue increase of $5.6 million, or 0.6% annually.
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

Other Proceedings
In August 2015, PSE filed a proposal with the Washington Commission to develop a liquefied natural gas (LNG) facility at the Port of Tacoma. The proposal requested a portion of the Tacoma LNG facility be treated as a part of PSE’s regulated utility business. In response, the parties entered into mediation in May 2016 to resolve disputed matters regarding the corporate structure and impact on regulated customers.

As a result of mediation, on September 30, 2016, PSE and all parties filed a Prefiled Joint Testimony with the Washington Commission supporting a Settlement Stipulation. The Washington Commission approved the stipulation on October 31, 2016 allowing PSE’s parent company, Puget Energy, to create a wholly-owned subsidiary, named Puget LNG, LLC (Puget LNG).  Puget LNG will have the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility.
Under terms of the settlement, Puget LNG will be allocated 57% of capital cost of the Tacoma LNG facility and PSE will be allocated the remaining 43% of capital cost. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission. PSE and Puget LNG are required to operate the Tacoma LNG facility under a Joint Operating Agreement that PSE will be required to file with the Washington Commission within 60 days of the formation of Puget LNG.

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

Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. PSE's credit facilities mature in 2019 and Puget Energy's senior secured credit facility matures in 2018. (See discussion on credit facilities in Item 2, “Puget Sound Energy - Credit Facilities” and "Puget Energy - Credit Facility").

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

Results of Operations
Puget Sound Energy
Non-GAAP Financial Measures - Electric and Natural Gas Margins
The following discussion includes financial information prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as well as two other financial measures, electric margin and natural gas margin, that are considered “non-GAAP financial measures.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that includes adjustments that result in a departure from GAAP presentation.  The presentation of electric margin and gas margin is intended to supplement an understanding of PSE’s operating performance.  Electric margin and natural gas margin are used by PSE to determine whether PSE is collecting the appropriate amount of revenue from its customers to ultimately provide adequate recovery of operating costs, including interest and equity returns.  PSE’s electric margin and natural gas margin measures may not be comparable to other companies’ electric margin and natural gas margin measures.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory. The following table displays the details of PSE's electric margin changes:

Electric Margin	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	Change	2016	2015	Change
Electric operating revenue:
Residential sales	$224,987	$222,619	$2,368	$801,163	$728,988	$72,175
Commercial sales	214,632	215,621	(989)	644,025	636,350	7,675
Industrial sales	29,740	28,810	930	84,417	84,570	(153)
Other retail sales	5,031	4,970	61	15,234	15,204	30
Total retail sales	474,390	472,020	2,370	1,544,839	1,465,112	79,727
Transportation sales	2,464	2,949	(485)	8,086	7,478	608
Sales to other utilities and marketers	20,494	18,642	1,852	38,032	30,911	7,121
Decoupling revenue	(277)	(3,777)	3,500	34,199	19,122	15,077
Other decoupling adjustments [1]	(11,863)	(8,273)	(3,590)	(14,525)	(5,231)	(9,294)
Other	10,113	1,225	8,888	12,033	8,637	3,396
Total electric operating revenues [2]	495,321	482,786	12,535	1,622,664	1,526,029	96,635
Minus electric energy costs:
Purchased electricity [2]	94,849	97,694	(2,845)	356,296	355,645	651
Electric generation fuel [2]	70,503	76,863	(6,360)	165,627	180,531	(14,904)
Residential exchange [2]	(15,577)	(19,530)	3,953	(49,093)	(92,297)	43,204
Total electric energy costs	149,775	155,027	(5,252)	472,830	443,879	28,951
Electric margin [3]	$345,546	$327,759	$17,787	$1,149,834	$1,082,150	$67,684

Electric Energy Sales, MWh
Residential sales	1,997,675	2,051,985	(54,310)	7,173,224	7,135,940	37,284
Commercial sales	2,266,420	2,268,708	(2,288)	6,637,349	6,705,946	(68,597)
Industrial sales	334,108	325,164	8,944	925,280	949,913	(24,633)
Other retail sales	23,271	22,816	455	69,366	71,333	(1,967)
Total energy sales to customers	4,621,474	4,668,673	(47,199)	14,805,219	14,863,132	(57,913)
_____________

[1]	Includes amortization of prior year collection/refund, adjustments related to excess rate of return, and adjustments related to amounts that will not be collected within 24 months.

[2]	As reported on PSE’s Consolidated Statement of Income.

[3]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Three Months Ended September 30, 2016 compared to 2015
Electric Operating Revenue
Electric operating revenues increased $12.5 million primarily due to other operating revenues of $8.9 million, decoupling revenue of $3.5 million, higher retail sales of $2.4 million, partially offset by decreases in other decoupling adjustments of $3.6 million.   These items are discussed in detail below.

•
Electric retail sales increased $2.4 million primarily due to increases in rates of $7.1 million and partially offset by $4.8 million due to a decrease in residential electricity usage of 54,310 Megawatt Hour (MWhs).

•	Decoupling revenue increased $3.5 million due to lower residential usage compared to the prior year as a result of milder temperatures.

•	Other decoupling adjustments decreased $3.6 million due to a $2.3 million increase in amortization of prior year deferrals and a $1.6 million earning-sharing adjustment.

•	Other electric operating revenue increased $8.9 million primarily due to an increase in non-core gas sales of $5.1 million and a reduction of the PTC deferral of $3.8 million.

Electric Energy Costs

•
Purchased electricity expense decreased $2.8 million primarily due to a decrease of $15.1 million of secondary purchases and lower power prices, partially offset by an $11.9 million increase related to firm purchases from Transalta Centralia and Electron Hydro generating stations.

•	Electric generation fuel expense decreased $6.4 million primarily due to a reduced lower average cost of gas of $9.2 million, partially offset by a $2.8 million increase in coal deliveries.

•
Residential exchange credits decreased $4.0 million resulting from lower Residential Exchange Program (REP) credits associated with the BPA REP settlement.  The REP credit tariff was lowered effective October 1, 2015. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

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

Nine Months Ended September 30, 2016 compared to 2015
Electric Operating Revenue
Electric operating revenues increased $96.6 million primarily due to higher retail sales of $79.7 million, decoupling revenue of $15.1 million, sales to other utilities and marketers of $7.1 million and other electric operating revenue of $3.4 million, which revenues were partially offset by decreases in other decoupling adjustments of $9.3 million.  These items are discussed in detail below.

•	Electric retail sales increased $79.7 million due to increases in rates of $85.4 million which was partially offset by $5.7 million due to lower retail electricity usage of 57,913 MWhs.

•	Sales to other utilities and marketers increased $7.1 million due primarily due to increased electric wholesale volumes of $19.1 million, partially offset by lower prices of $12.0 million.

•	Decoupling revenue increased $15.1 million due to lower electric usage by residential and non-residential customers compared to prior-year as a result of milder temperatures.

•
Other decoupling adjustments decreased $9.3 million primarily due to an increase in the amortization of prior year deferrals of $13.9 million, partially offset by the decrease of a $5.0 million sharing of the excess earnings related to the decoupling mechanism.

•
Other electric operating revenue increased $3.4 million primarily due to a reduction of the PTC deferral of $7.1 million which was partially offset by a reduction of non-core gas sales of $2.5 million.

Electric Energy Costs

•
Electric generation fuel expense decreased $14.9 million primarily due to a decrease in natural gas energy costs of $7.9 million at the Mint Farm generating facility and $7.0 million at the Goldendale generating facility. The KWh generated from PSE's gas turbines decreased in 2016 as compared to 2015, this was partially offset by an increase in coal deliveries in 2016.

•
Residential exchange credits decreased $43.2 million resulting from lower REP credits associated with the BPA REP settlement.  The REP credit tariff was lowered effective October 1, 2015. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

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

Natural Gas Margin	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	Change	2016	2015	Change
Natural gas operating revenue:
Residential sales	$66,480	$69,836	$(3,356)	$376,310	$398,090	$(21,780)
Commercial sales	36,862	41,006	(4,144)	162,135	188,728	(26,593)
Industrial sales	3,349	3,680	(331)	13,742	15,858	(2,116)
Total retail sales	106,691	114,522	(7,831)	552,187	602,676	(50,489)
Transportation sales	4,897	4,478	419	15,007	13,728	1,279
Decoupling revenue	3,709	4,870	(1,161)	39,739	42,810	(3,071)
Other decoupling adjustments [1]	(3,904)	(7,544)	3,640	(14,565)	(15,723)	1,158
Other	3,065	3,256	(191)	8,941	9,894	(953)
Total natural gas operating revenues [2]	114,458	119,582	(5,124)	601,309	653,385	(52,076)
Minus purchased natural gas energy costs [2]	34,041	46,436	(12,395)	205,418	282,334	(76,916)
Natural gas margin [3]	$80,417	$73,146	$7,271	$395,891	$371,051	$24,840

Natural Gas Volumes, therms (thousands):
Residential	44,650	42,005	2,645	331,180	304,222	26,958
Commercial firm	31,629	29,160	2,469	159,096	149,754	9,342
Industrial firm	3,626	3,711	(85)	16,015	16,083	(68)
Interruptible	9,452	7,369	2,083	33,829	31,537	2,292
Total retail natural gas volumes, therms	89,357	82,245	7,112	540,120	501,596	38,524
Transportation volumes	52,298	49,905	2,393	170,548	161,111	9,437
Total natural gas volumes	141,655	132,150	9,505	710,668	662,707	47,961
___________________

[1]	Includes amortization of prior year collection/refund, adjustments related to excess rate of return, and adjustments related to amounts that will not be collected within 24 months.

[2]	As reported on PSE’s Consolidated Statement of Income.

[3]	Natural gas margin does not include any allocation for amortization/depreciation expense or natural gas operations and maintenance expense.

Three Months Ended September 30, 2016 compared to 2015
Natural Gas Operating Revenue
Natural gas operating revenue decreased $5.1 million due primarily to a decrease of $7.8 million in total retail sales primarily the result of a PGA rate reduction; partially offset by $3.6 million in other decoupling adjustments. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $7.8 million primarily due to a decrease in natural gas retail sales as a result of a PGA rate reduction of $17.7 million, partially offset by an increase of $9.9 million due to an increase of 7,112 therms sold.

•
Other decoupling adjustments increased $3.6 million due to the impact of $8.5 million primarily related to a 2015 adjustment of sharing of excess earnings; partially offset by an increase of $2.9 million in the 24-month revenue reserve and an increase in the amortization of prior year deferrals of $1.9 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $12.4 million primarily due to a reduction in the PGA rates.

Nine Months Ended September 30, 2016 compared to 2015
Natural Gas Operating Revenue
Natural gas operating revenue decreased $52.1 million due primarily to a decrease of $50.5 million in total retail sales primarily the result of a PGA rate reduction and a decrease in decoupling revenue of $3.1 million. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $50.5 million primarily due to a decrease in natural gas retail sales as a result of a PGA rate reduction of $96.8 million, partially offset by $46.3 million increase due to an increase of 38,524 therms sold.

•	Decoupling revenue decreased $3.1 million due to increased gas usage by customers compared to the prior year.

Natural Gas Energy Costs

•	Purchased natural gas expense decreased $76.9 million primarily due to a reduction in the PGA rates offset by higher therms sold.

Other Operating Expenses and Other Income (Deductions)
The following table displays the details of PSE's operating expenses and other income (deductions) for the three and nine months ended September 30, 2016 and 2015:

Puget Sound Energy	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	Change	2016	2015	Change
Operating expenses:
Net unrealized (gain) loss on derivative instruments	$6,327	$5,588	$739	$(57,218)	$(5,795)	$(51,423)
Utility operations and maintenance	138,265	131,208	7,057	422,273	400,355	21,918
Non-utility expense and other	8,620	5,605	3,015	26,474	18,953	7,521
Depreciation and amortization	110,022	107,759	2,263	328,809	314,348	14,461
Conservation amortization	21,800	24,224	(2,424)	77,551	78,389	(838)
Taxes other than income taxes	65,268	64,030	1,238	235,431	228,942	6,489
Other income (deductions):
Other income	6,131	4,731	1,400	19,184	14,770	4,414
Other expense	(5,025)	(1,621)	(3,404)	(8,488)	(4,843)	(3,645)
Interest expense	(58,212)	(58,629)	417	(174,673)	(181,348)	6,675
Income tax expense	8,393	641	7,752	117,533	76,596	40,937

Three Months Ended September 30, 2016 compared to 2015
Other Operating Expenses

•
Utility operations and maintenance expense increased $7.1 million which was primarily due to the following: increased administrative and general expense of $5.4 million, an increase in gas operations expense of $2.7 million, an increase in generation operation and maintenance expense of $2.6 million at Wild Horse and Hopkins Ridge wind plants, and an increase of $2.3 million of uncollectible accounts expense, partially offset by a decrease in storm expense of $6.9 million.

•	Non-utility expense and other expense increased $3.0 million primarily due to an increase in cost of biogas of $3.2 million.

Other Income, Interest Expense and Income Tax Expense

•	Other expense increased $3.4 million primarily due to the Washington Commission Greenwood penalty of $3.2 million.

•	Income tax expense increased $7.8 million primarily due to higher pre-tax income.

Nine Months Ended September 30, 2016 compared to 2015
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments increased $51.4 million. The net gain in 2016 was comprised of a gain of $42.0 million related to natural gas for power derivative instruments and a $15.3 million gain related to electric derivative instruments.  This compares to a gain of $15.4 million related to electricity derivative instruments and a loss of $9.6 million related to natural gas for power derivative instruments during the prior year.  The overall gain was primarily due to an increase of natural gas and wholesale electricity forward prices from September 30, 2015 to September 30, 2016.

•
Utility operations and maintenance expense increased $21.9 million which was due to an increase of $6.2 million in generation operation and maintenance expense at Wild Horse and Hopkins Ridge wind plants, an increase of $6.2 million in natural gas operation and maintenance expense, and an increase of $8.5 million in outside services employed expense and electric maintenance plant expense, partially offset by a decrease of $3.7 million in customer service expense mostly due to a reduction in meter reading expense.

•	Non-utility expense and other expense increased $7.5 million due primarily to an increase in cost of biogas of $9.1 million.

•
Depreciation and amortization expense increased $14.5 million primarily due to an increase of $12.2 million of depreciation expense driven by an increase in net additions of assets and $4.7 million of regulatory credits related to the JPUD gain on sale returned to customers in 2015.

•
Taxes other than income taxes increased $6.5 million primarily due to an increase in electric property tax amortization of $5.3 million, electric municipal taxes of $3.4 million, and electric state excise taxes of $2.8 million, partially offset by natural gas municipal taxes of $2.1 million, and natural gas state excise taxes of $2.0 million; all of which are based on changes in sales volumes for electricity and natural gas.

Other Income, Interest Expense and Income Tax Expense

•	Other income increased $4.4 million primarily due to an increase in AFUDC equity of $4.3 million.

•	Other expense increased $3.6 million primarily due to the Washington Commission Greenwood penalty of $3.2 million.

•	Interest expense decreased $6.7 million primarily due to reduction of $3.8 million of interest on long-term debt and an increase of $2.4 million of AFUDC debt.

•	Income tax expense increased $40.9 million primarily driven by a higher pre-tax income.

Puget Energy
All the operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three and nine months ended September 30, 2016 and 2015 are as follows:

Benefit/(Expense)	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2016	2015	Change	2016	2015	Change
PSE net income	$18,977	$9,876	$9,101	$256,382	$181,675	$74,707
Other operating revenue	(316)	—	(316)	(316)	—	(316)
Net unrealized gain on energy derivative instruments	—	—	—	—	544	(544)
Non-utility expense and other	3,912	3,853	59	10,956	11,659	(703)
Non-hedged interest rate swap (expense)	563	(1,156)	1,719	(651)	(4,571)	3,920
Interest expense [1]	(28,384)	(28,022)	(362)	(84,451)	(80,874)	(3,577)
Income tax benefit (expense)	7,583	7,521	62	26,154	24,931	1,223
Puget Energy net income (loss)	$2,335	$(7,928)	$10,263	$208,074	$133,364	$74,710
_______________

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Summary Results of Operation
Three Months Ended September 30, 2016 compared to 2015
Puget Energy’s net income increased by $10.3 million, which is primarily due to PSE's increase in net income of $9.1 million.  The following are significant factors that impacted Puget Energy’s net income which are not included in PSE’s discussion:

•	Non-hedged interest rate swap expense decreased $1.7 million primarily due to higher interest rates in 2016 compared to 2015.

Nine Months Ended September 30, 2016 compared to 2015
Puget Energy’s net income increased by $74.7 million, which is primarily attributable to PSE's increase in net income of $74.7 million.  The following are significant factors that impacted Puget Energy’s net income which are not included in PSE’s discussion:

•	Non-hedged interest rate swap expense decreased $3.9 million primarily due to higher interest rates in 2016 compared to 2015.

•
Interest expense increased $3.6 million primarily due to the long-term senior secured notes issued in May 2015 issued at a higher interest rate and larger principal amount than the previous term loans.

Capital Requirements
Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual obligations and consolidated commercial commitments set forth in Part II, Item 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The following are the Company's aggregate availability under commercial commitments as of September 30, 2016:

Puget Sound Energy and Puget Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2016	2017-2018	2019-2020	Thereafter
PSE liquidity facility [1]	$650,000	$—	$—	$650,000	$—
PSE energy hedging facility 1	350,000	—	—	350,000	—
Inter-company short-term debt 2	30,000	—	—	—	30,000
Total PSE commercial commitments	$1,030,000	$—	$—	$1,000,000	$30,000
Puget Energy revolving credit facility 3	800,000	—	800,000	—	—
Less: Inter-company short-term debt elimination 2	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,800,000	$—	$800,000	$1,000,000	$—
_______________

[1]	For more information, see "Financing Program - Puget Sound Energy - Credit Facilities".

[2]	For more information, see "Financing Program - Puget Sound Energy - Demand Promissory Note".

[3]	For more information, see "Financing Program - Puget Energy - Credit Facility".

Off-Balance Sheet Arrangements
As of September 30, 2016, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system and the natural gas and electric distribution systems and the LNG are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, totaled $507.7 million for the nine months ended September 30, 2016.  Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Thousands)	2016	2017	2018
Total energy delivery, technology and facilities expenditures	$728,388	$815,989	$665,462

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

Capital Resources
Cash from Operations

Nine Months Ended September 30, 2016 compared to 2015
Puget Sound Energy
Cash generated from operations increased by $117.2 million, including $74.7 million from net income. The following are significant factors that impacted PSE's cash flows from operations:

•	Accounts receivable and unbilled revenue increased $73.7 million. Key drivers were an increase in rates charged to customers and improved cash collections processes which led to quicker collections.

•	Deferred income taxes and tax credits increased $40.4 million primarily due to a liability increase in long-term deferred income tax for electric and gas plant.

•
Net unrealized (gain) loss on derivative instruments increased $51.4 million. The net gain in 2016 was comprised of a gain of $42.0 million related to natural gas for power derivative instruments and a $15.3 million gain related to electric derivative instruments.  This compares to a gain of $15.4 million related to electricity derivative instruments and a loss of $9.6 million related to natural gas for power derivative instruments during the prior year.  The overall gain was primarily due to an increase of natural gas and wholesale electricity forward prices from September 30, 2015 to September 30, 2016. As a result, the net gain for cash flow statement purposes decreased cash from operations when comparing current versus prior year.

Puget Energy
Cash generated from operations for the nine months ended September 30, 2016 increased by $104.4 million compared to the same period in 2015.  The net difference was primarily impacted by the increase from cash flow provided by the operating activities of PSE, as previously discussed. The remaining variance is explained below.

•	Derivative contracts classified as financing activities due to merger decreased $8.0 million primarily due to derivatives with a financing element settling in February 2015.

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
The credit agreements are syndicated among numerous lenders and contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreements also contain a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of September 30, 2016, PSE was in compliance with all applicable covenant ratios.
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
As of September 30, 2016, no amounts were drawn and outstanding under PSE's $650.0 million liquidity facility. No letters of credit were outstanding under either facility, and $172.0 million was outstanding under the commercial paper program. Outside of the credit agreements, PSE had a $3.5 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

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
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at September 30, 2016, PSE could issue:

•
Approximately $2.3 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.9 billion of electric bondable property available for issuance, subject to a minimum interest coverage ratio of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2016; and

•
Approximately $405.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $675.0 million of gas bondable property available for issuance, subject to a minimum combined gas and electric interest coverage test of 1.75 times net earnings available for interest and a gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at September 30, 2016.

At September 30, 2016, PSE had approximately $6.9 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
PSE has in effect a shelf registration statement (the “existing shelf”) under which it may issue, as of the date of this report, up to $375.0 million aggregate principal amount of senior notes secured by first mortgage bonds.  The existing shelf will expire in March 2017.  The Company intends to file with the SEC a new shelf registration statement (the “new shelf”) prior to expiration of the existing shelf, which will register senior notes of PSE secured by first mortgage bonds in an amount to be determined.  The new shelf will be subject to review by the SEC.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2016, approximately $487.4 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3 to one.  The common equity ratio, calculated on a regulatory basis, was 48.0% at September 30, 2016 and the EBITDA to interest expense was 5.2 to one for the 12 months ended September 30, 2016.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Puget Energy
Credit Facility
At September 30, 2016, Puget Energy maintained an $800.0 million revolving senior secured credit facility, which matures April 2018. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of September 30, 2016, there was no amount drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%. Puget Energy entered into interest rate swap contracts to manage the interest rate risk associated with the credit facility or similar variable rate debt (see Note 3 in the Combined Notes to the Consolidated Financial Statements in Part I for more details).

The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of September 30, 2016, Puget Energy was in compliance with all applicable covenants.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2 to one.  Puget Energy's EBITDA to interest expense was 3.5 to one for the 12 months ended September 30, 2016.
At September 30, 2016, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other

New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2 - "New Accounting Pronouncements" in the Combined Notes to the Consolidated Financial Statements in Part I.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. Based on a second amended complaint filed in August 2014, the plaintiffs' lawsuit alleged violations of permitting requirements under the New Source Review program of the Clean Air Act and the Montana State Implementation Plan arising from seven projects undertaken at Colstrip during the time period from 2001 to 2012. On July 12, 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court on September 6, 2016. As part of the settlement, PSE agreed, along with Talen Energy, to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana by no later than July 1, 2022. In September 2016, as a result of the settlement, PSE reclassified the Colstrip Units 1 and 2 net book value (NBV) of $128.2 million, as of the settlement shutdown date from a plant asset to a regulatory asset. This reflects PSE's belief that the Washington Commission will allow recovery in rates of the regulatory asset and decommissioning costs in full, which would be consistent with prior precedents. Colstrip Units 3 and 4, which are newer and more efficient, are not affected by the settlement, and allegations in the lawsuit against Colstrip Units 3 and 4 were dismissed as part of the settlement. PSE is not able to determine the decommissioning costs of Colstrip Units 1 and 2 at this time, as the full scope of decommissioning activities are unknown.

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

Clean Air Act 111(d)/EPA Clean Power Plan
In June 2014, the EPA issued a proposed Clean Power Plan rule under Section 111(d) of the Clean Air Act designed to regulate GHG emissions from existing power plants. The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals. PSE filed comments on this rule in December 2014. The EPA published a final rule on October 23, 2015. The rule is being challenged by other states and parties, and the Supreme Court granted a stay of the rule on February 9, 2016 until the litigation is resolved. PSE began review of the final rule and is working with key stakeholders in preparation for implementation; but due to the stay, most states, including Montana and Washington have put off all discussion of implementation. PSE cannot yet determine how the final rule may impact PSE or its existing generation facilities, if at all.

Voluntary Long-Term Renewable Energy
On August 1, 2016, PSE filed a tariff revision with the Washington Commission to create an additional voluntary renewable energy product which will provide customers with energy choices to help them meet their sustainability goals. Incremental costs of the program will be allocated to the voluntary participants of the program as is the case with PSE’s existing Green Power programs. PSE will initially offer this service to larger customers (aggregated annual loads greater than 10,000,000 kWh) and government customers. The Washington Commission took no action which allowed the tariff to become effective on September 23, 2016.

Washington Clean Air Rule
The Clean Air Rule (CAR) was adopted on September 15, 2016 in Washington State and attempts to reduce greenhouse gas emissions from “covered entities” located within Washington State. Included under the new rule are large manufacturers, petroleum producers and natural gas utilities, including PSE. CAR sets a cap on emissions associated with covered entities, which decreases over time approximately 5% every three years. Entities must reduce their carbon emissions, or purchase emission reduction units (ERUs), as defined under the rule, from others.
CAR covers natural gas distributors and subjects them to an emissions reduction pathway based on the indirect emissions of their customers. CAR regulates the emissions of natural gas utilities' 1.2 million customers across the state, adding to the cost of natural gas for homes and businesses, which may increase costs to PSE customers.
On September 27, 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed an action in the U.S. District Court for the Eastern District of Washington challenging CAR. On September 30, 2016, the four companies filed a similar challenge to CAR in Thurston County Superior Court.

Energy Imbalance Market
PSE joined the California ISO (CAISO) real-time Energy Imbalance Market (EIM) on October 1, 2016 after signing an agreement with CAISO confirming our intent to participate in March 2016. Prior to joining, PSE’s energy trading was conducted on an hourly or greater time basis, leaving the company with limited means to manage intra-hour variability associated with generation and loads. The intra-hour generation variability has significantly increased in recent years with the influx of variable resources like wind and solar. Deviations in supply and demand occur in every minute resulting in a mismatch between available electricity and what is needed by consumers. The EIM solves these imbalances in real-time with automated 5-minute energy dispatch service, enabling PSE to realize both economic and reliability benefits.

Related Party Transactions
Scott Armstrong serves on the Board of Directors of the Company, and is the president and Chief Executive Officer of Group Health Cooperative (Group Health). Group Health provides coverage to over 600,000 residents in Washington and Northern Idaho. Certain employees of PSE elect Group Health as their medical provider and as a result, PSE paid Group Health a total of $16.8 million and $14.8 million for medical coverage for the nine months ended September 30, 2016 and 2015, respectively.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, counterparty credit risk, as well as interest rate risk. PSE maintains risk policies and procedures to help manage the various risks. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 4.                      Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II                    OTHER INFORMATION

Item 1.                         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of September 30, 2016.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8 - "Commitment and Contingencies" in the Combined Notes to Consolidated Financial Statements in Part I.

Item 1A.                      Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A - "Risk Factors" of the Company's Annual Report on Form 10-K for the period ended December 31, 2015.

Item 6.                         Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Matthew R. Marcelia
Matthew R. Marcelia Controller and Principal Accounting Officer
Date:	November 2, 2016

EXHIBIT INDEX

3(i).1	Amended Articles of Incorporation of Puget Energy (incorporated herein by reference to Exhibit 3.1 to Puget Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-16305).
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

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2011 through 2015 and 12 months ended September 30, 2016).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2011 through 2015 and 12 months ended September 30, 2016).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2016 filed on November 2, 2016 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

__________________

*	Filed herewith.