Form 10-K
period 2016-12-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2017-03-03
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement and Environmental Obligations
aMW	Average Megawatt
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BPA	Bonneville Power Administration
Colstrip	Colstrip, Montana coal-fired steam electric generation facility
Dth	Dekatherm (one Dth is equal to one MMBtu)
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	Environmental Protection Agency
ERF	Expedited Rate Filing
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gases
GRC	General Rate Case
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
JPUD	Jefferson County Public Utility District
kW	Kilowatt (one kW equals one thousand watts)
kWh	Kilowatt Hour (one kWh equals one thousand watt hours)
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
LTI Plan	Long-Term Incentive Plan
MMBtus	One Million British Thermal Units
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NOAA	National Oceanic and Atmospheric Administration
NPNS	Normal Purchase Normal Sale
NWP	Northwest Pipeline GP
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
PTC	Production Tax Credit
PUDs	Washington Public Utility Districts
Puget Energy	Puget Energy, Inc.
Puget Equico	Puget Equico LLC
Puget Holdings	Puget Holdings LLC
REC	Renewable Energy Credit
REP	Residential Exchange Program
SEC	United States Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Washington Commission	Washington Utilities and Transportation Commission
WSPP	WSPP, Inc.

FORWARD-LOOKING STATEMENTS

Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) include the following cautionary statements in this Form 10-K to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE.  Puget Energy and PSE are collectively referred to herein as “the Company”. This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives and assumptions of future events or performance.  Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” or similar expressions are intended to identify certain of these forward-looking statements and may be included in discussion of, among other things, our anticipated operating or financial performance, business plans and prospects, planned capital expenditures and other future expectations. In particular, these include statements relating to future actions, business plans and prospects, future performance expenses, the outcome of contingencies, such as legal proceedings, government regulation and financial results.
Forward-looking statements reflect current expectations and involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed.  There can be no assurance that Puget Energy’s and PSE’s expectations, beliefs or projections will be achieved or accomplished.
In addition to other factors and matters discussed elsewhere in this report, including the risks described in Item 1A, "Risk Factors", some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in forward-looking statements include:

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

•
Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by products of electric generation (including coal ash or other substances), natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;

•
Changes in tax law, related regulations or differing interpretation or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction and PSE's ability to recover costs in a timely manner arising from such changes;

•	Inability to realize deferred tax assets and use Production Tax Credits (PTCs) due to insufficient future taxable income;
•
Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires and landslides, and other acts of God, terrorism, asset-based or cyber-based attacks, flu pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;

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

•	The ability to restart generation following a regional transmission disruption;
•	The ability of a natural gas or electric plant to operate as intended;
•	Changes in climate or weather conditions in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;

•	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
•	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
•	The ability to renew contracts for electric and natural gas supply and the price of renewal;
•	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
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

Any forward-looking statement speaks only as of the date on which such statement is made and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see the reports on Form 10-Q and current reports on Form 8-K.

PART I

ITEM 1.  BUSINESS

General
Puget Energy is an energy services holding company incorporated in the state of Washington in 1999.  Substantially, all of its operations are conducted through its regulated subsidiary, PSE, a utility company.  Puget Energy also has a wholly-owned non-regulated subsidiary, named Puget LNG LLC (Puget LNG). Puget LNG, was formed on November 29, 2016, and has the sole purpose of owning, developing and financing the non-regulated activity of a liquefied natural gas (LNG) facility at the Port of Tacoma, Washington.
Puget Energy is owned through a holding company structure by Puget Holdings LLC (Puget Holdings).  Puget Holdings is owned by a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, FSS Infrastructure Trust, the Canada Pension Plan Investment Board (CPPIB), the British Columbia Investment Management Corporation and the Alberta Investment Management Corporation.  All of Puget Energy’s common stock is indirectly owned by Puget Holdings.

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

Customers and Revenue Overview
PSE is a public utility incorporated in the state of Washington in 1960.  PSE furnishes electric and natural gas service in a territory covering approximately 6,000 square miles, principally in the Puget Sound region.
The following tables present the number of PSE customers and revenue by customer class for electric and natural gas as of December 31, 2016 and 2015:

	2016	2015		2016	2015
	December 31,		Percent	December 31,		Percent
Customer Count by Class	Electric		Change	Natural Gas		Change
Residential	992,959	976,583	1.7%	756,330	742,494	1.9%
Commercial	125,737	123,681	1.7	55,671	55,208	0.8
Industrial	3,417	3,423	(0.2)	2,365	2,397	(1.3)
Other	6,591	6,354	3.7	227	227	—
Total[1]	1,128,704	1,110,041	1.7%	814,593	800,326	1.8%
_______________

[1]	At December 31, 2016, approximately 392,806 customers purchased both electricity and natural gas from PSE as compared to 386,100 at December 31, 2015.

	2016	2015		2016	2015
Revenue by Class	December 31,		Percent	December 31,		Percent
(Dollars in Thousands)	Electric		Change	Natural Gas		Change
Residential	$1,138,871	$1,061,117	7.3%	$578,955	$597,572	(3.1)%
Commercial	872,057	867,786	0.5	235,695	268,044	(12.1)
Industrial	113,469	114,223	(0.7)	19,643	22,420	(12.4)
Other	30,982	30,359	2.1	20,322	18,666	8.9
Total	$2,155,379	$2,073,485	9.2%	$854,615	$906,702	(18.7)%

PSE's revenues and associated expenses are not generated evenly throughout the year, primarily due to seasonal weather patterns, varying wholesale prices for electricity and the amount of hydroelectric energy supplies available to PSE, which make quarter-to-quarter comparisons difficult. Weather conditions in PSE's service territory have an impact on customer energy usage, affecting PSE's billed revenue and energy supply expenses. While both PSE's electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and also month to month within a season, primarily as result of weather conditions. PSE normally experiences its highest retail energy sales, and subsequently often higher power costs, during the winter heating season in the first and fourth quarters of the year and its lowest sales and subsequently lower power costs in the third quarter of the year. While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms for electric and natural gas operations are expected to normalize the impact of weather on operating revenue and net income. Under the decoupling mechanism, the Washington Commission allows PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs from residential, commercial and industrial customers.

Capital Expenditures
The following tables present PSE's capital expenditures for the five-year period ended December 31, 2016, and gross utility plant by category and percentages for the year ended December 31, 2016:

Utility Plant Additions/Retirements 5-Year Total	2012-2016
(Dollars in Thousands)	Electric	Natural Gas	Common
Additions	$2,916,114	$758,141	$349,578
Retirements	(453,220)	(98,317)	(254,106)
Net Utility Plant	$2,462,894	$659,824	$95,472

Utility Plant Balance	December 31, 2016
(Dollars in Thousands)	Electric		Natural Gas		Common
Distribution	$3,587,449	36.5%	$3,329,151	91.4%	$—	—%
Generation	4,118,431	42.0	6,737	0.2	—	—
Transmission	1,420,334	14.5	—	—	—	—
General Plant & Other	686,955	7.0	304,383	8.4	632,718	100.0
Total	$9,813,169	100.0%	$3,640,271	100.0%	$632,718	100.0%

Employees
At December 31, 2016, PSE had approximately 3,000 full-time equivalent employees.  Approximately 1,100 PSE employees are represented by the International Brotherhood of Electrical Workers Union (IBEW) and the United Association of Plumbers and Pipefitters (UA).  The current contracts with the IBEW and the UA expire on March 31, 2017 and September 30, 2017, respectively.
Puget Energy does not have any employees. PSE's employees provide employment services to Puget Energy and charges for their related salaries and benefits at cost.

Segment Information
Puget Energy operates one reportable business segment referred to as the regulated utility segment.  For more information on this segment, see Note 17, "Segment Information" to the consolidated financial statements included in item 8 of this report.

Corporate Location
PSE’s and Puget Energy's principal executive offices are located at 10885 NE 4th Street, Suite 1200, Bellevue, Washington 98004 and the telephone number is (425) 454-6363.

Available Information
The information required by Item 101(e) of Regulation S-K is incorporated herein by reference to the material under “Additional Information” in Part III Item 10, "Directors, Executive Officers and Corporate Governance".

Regulation and Rates
PSE is subject to the regulatory authority of: (i) the FERC with respect to the transmission of electricity, the sale of electricity at wholesale, accounting and certain other matters; and (ii) the Washington Commission as to retail rates, accounting, the issuance of securities and certain other matters.  PSE also must comply with mandatory electric system reliability standards developed by the North American Electric Reliability Corporation (NERC), the electric reliability organization certified by the FERC, whose standards are enforced by the Western Electricity Coordinating Council (WECC) in PSE’s operating territory.

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
On June 25, 2013, the Washington Commission issued final orders resolving the amended decoupling petition, the ERF filing and the Petition for Reconsideration (related to the TransAlta Centralia power purchase agreement). Order No. 7 in the ERF/decoupling proceeding approved PSE's ERF filing with a small change to its cost of capital from 7.80% to 7.77% to update long- term debt costs and a capital structure that included 48.0% common equity with a return on equity (ROE) of 9.8%. This order also approved the property tax tracker discussed below and approved the amended decoupling and rate plan filing with the further condition that PSE and the customers will share 50.0% each in earnings in excess of the 7.77% authorized rate of return. In addition, the rate plan (K-Factor) increase allowed decoupling revenue per customer for the recovery of delivery system costs to subsequently increase by 3.0% for the electric customers and 2.2% for the natural gas customers on January 1 of each year, until the conclusion of PSE's next General Rate Case (GRC), which was to be filed before April 1, 2016 and was later extended to January 17, 2017, as discussed below. In the rate plan, increases are subject to a cap of 3.0% of the total revenue for customers.
Rate mechanisms include: (i) trackers that typically track specific costs during the previous 12-month period and (ii) riders that project cost recovery during a forward looking 12-month period. Both allow recovery of expenditures without the lengthy process of a full GRC.
The following table shows PSE’s rate filings and whether or not they are included in decoupling rates:

Rate Filings	Electric	Natural Gas
Baseline rates	Yes	Yes
Annual rate plan increase	Yes	Yes
Expedited rate filing rider	Yes	Yes
Merger credit	No	No
Power cost only rates mechanism	No	N/A
Federal incentive tracker	No	N/A
Low income rates tracker	No	No
Pipeline cost recovery mechanism tracker	N/A	No
Prior year decoupling deferral tracker	No	No
Property tax tracker	No	No
Renewable energy credit tracker	No	N/A
Residential exchange credits tracker	No	N/A
Conservation costs rider	No	No
PGA rider	N/A	No

General Rate Case Filing
On March 17, 2016, the Washington Commission approved a joint petition postponing the filing of PSE’s GRC until no later than January 17, 2017. As part of the petition, PSE agreed to update power costs on December 1, 2016 in conjunction with the Centralia PPA compliance filing. Additionally, PSE agreed to include in its GRC filing a plan for closure of coal fired steam electric generation facility in Colstrip, Montana (Colstrip) Units 1 and 2, of which PSE owns a 50% interest. Monthly allowed revenue per customer includes an automatic annual increase and will continue through December 2017 when new rates go into effect from PSE's 2017 GRC.

On January 13, 2017, PSE filed its GRC with the Washington Commission which proposed a weighted cost of capital of 7.74%, or 6.69% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.8%. The requested combined electric tariff changes would result in a net increase of $86.3 million, or 4.1%. The requested combined natural gas tariff changes would result in a net decrease of $22.3 million, or 2.4%. The filing was subsequently suspended, which means that the final rates granted in the proceeding will go into effect no later than December 13, 2017.
PSE’s GRC filing included the required plan for Colstrip Units 1 and 2 closures, see Item 3, "Legal Proceedings". Additionally, PSE’s filing contains requests for two new mechanisms to address regulatory lag. PSE has requested procedures for an ERF that can be used to update PSE’s delivery revenues on an expedited basis following a general rate case proceeding. PSE also requested approval to establish an electric CRM similar to its existing natural gas CRM which would allow PSE to obtain accelerated cost recovery on specified electric reliability projects.

Decoupling Filings
The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs from residential, commercial and industrial customers. This monthly adjustment mitigates the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues will be recovered on a per customer basis regardless of actual consumption levels. The energy supply costs, which are part of the power cost adjustment (PCA) and purchased gas adjustment (PGA) mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption. Following each calendar year, PSE will recover from, or refund to, customers the difference between allowed decoupling revenue and the corresponding actual revenue during the following May to April time period. The allowed decoupling revenue per customer for the recovery of delivery system costs will subsequently increase by 3.0% for the electric customers and 2.2% for the natural gas customers on January 1 of each year. The decoupling mechanism will end on December 31, 2017 unless the continuation of the requested mechanism is approved in PSE’s 2017 GRC which PSE filed on January 13, 2017. Decoupling over and under collections will still be collectible or refundable after December 31, 2017, even if the decoupling mechanism is not extended.

Electric Rate Filings
Power Cost Adjustment Mechanism
PSE currently has a PCA mechanism that provides for the deferral of power costs that vary from the “power cost baseline” level of power costs. The “power cost baseline” is set in part, based on normalized assumptions about weather and hydroelectric conditions.  Excess power costs or savings are apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism and will trigger a surcharge or refund when the cumulative deferral trigger is reached.
The graduated scale that was applicable through December 31, 2016 was as follows:

Annual Power Cost Variability	Company’s Share	Customers' Share
+/- $20 million	100%	—%
+/- $20 million - $40 million	50	50
+/- $40 million - $120 million	10	90
+/- $120 + million	5	95

On August 7, 2015, the Washington Commission issued an order approving the settlement proposing changes to the PCA mechanism. The settlement agreement took effect January 1, 2017 and will apply the following graduated scale:

Annual Power Cost Variability	Company's Share		Customers’ Share
Over or Under Collection:	Over	Under	Over	Under
Over or Under Collected by up to $17 million	100%	100%	—%	—%
Over or Under Collected by between $17 million - $40 million	35	50	65	50
Over or Under Collected beyond $40 + million	10	10	90	90

The settlement also resulted in the following changes to the PCA mechanism:

•	Reduction to the cumulative deferral trigger for surcharge or refund from $30.0 million to $20.0 million;

•
Removal of fixed production costs from the PCA mechanism and placing them in the decoupling mechanism, assuming the decoupling mechanism continues after its review in the 2017 GRC. If decoupling was not to continue, those fixed production costs would be treated the same as other non-PCA costs unless permission to treat them in another manner is obtained from the Washington Commission. These fixed production costs include: (i) return and depreciation/amortization on fixed production assets and regulatory assets and liabilities; (ii) return on, depreciation, transmission expense and revenues on specific transmission assets; and (iii) hydro, other production and other power related expenses and O&M costs;

•	Suspension of the requirement that a GRC must be filed within three months after rates are approved in a Power Cost Only Rate Case (PCORC);

•	Agreement, for a five-year period, that PSE will not file a GRC or PCORC within six months of the date rates go into effect for a PCORC filing; and

•	Establishment of a five-year moratorium on changes to the PCA.

PSE had an annual PCA receivable during the year ended December 31, 2016, due to under recovering $1.0 million of power costs.  This compares to an annual PCA receivable of $8.7 million for the year ended December 31, 2015. The change was driven by a decrease in actual costs.

Federal Incentive Tracker Tariff
The Federal Incentive Tracker Tariff passes through to customers the benefits associated with realized treasury grants and PTCs. The filing results in a credit back to customers for pass-back of treasury grant amortization and pass-through of interest and any related true-ups. The filing is adjusted annually for new Federal benefits, actual versus forecast interest and to true-up for actual load being different than the forecasted load set in rates.

Power Cost Only Rate Case
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

Electric Property Tax Tracker Mechanism
The purpose of the property tax tracker mechanism is to pass through the cost of all property taxes incurred by the Company. The mechanism was implemented in 2013 and removed property taxes from general rates and included those costs for recovery in an adjusting tariff rate. After the implementation, the mechanism acts as a tracker rate schedule and collects the total amount of property taxes assessed. The tracker will be adjusted each year in May based on that year's assessed property taxes and true-ups to the rate from the prior year.

Electric Conservation Rider
The electric conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January and to true-up for actual compared to forecast conservation expenditures from the prior year as well as actual load being different than the forecasted load set in rates.

Natural Gas Rate Filings
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

Cost Recovery Mechanism
The purpose of the CRM is to recover capital costs related to projects included in PSE's pipe replacement program plan on file with the Washington Commission with the intended effect of enhancing the safety of the natural gas distribution system.

Natural Gas Property Tax Tracker Mechanism
The purpose of the property tax tracker mechanism is to pass through the cost of all property taxes incurred by the Company. The mechanism was implemented in 2013 and removed property taxes from general rates and included those costs for recovery in an adjusting tariff rate. After the implementation, the mechanism acts as a tracker rate schedule and collects the total amount of property taxes assessed. The tracker will be adjusted each year in May based on that year's assessed property taxes.

Natural Gas Conservation Rider
The natural gas conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January and to true-up for actual versus forecast conservation expenditures from the prior year as well as actual load being different than the forecasted load set in rates.

For additional information on electric and natural gas rates, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 7 of this report and Note 3, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

ELECTRIC UTILITY OPERATING STATISTICS

	Year Ended December 31,
	2016	2015	2014
Generation and purchased power, MWh
Company-controlled resources	11,577,608	12,747,014	11,640,504
Contracted resources	7,023,786	5,911,012	4,050,062
Non-firm energy purchased	6,005,797	5,315,266	8,001,425
Total generation and purchased power	24,607,191	23,973,292	23,691,991
Less: losses and Company use	(1,547,619)	(1,514,272)	(1,724,501)
Total energy sales, MWh	23,059,572	22,459,020	21,967,490
Electric energy sales, MWh
Residential	10,245,326	10,164,703	10,349,928
Commercial	8,895,950	8,999,068	8,900,863
Industrial	1,223,214	1,257,958	1,226,588
Other customers	90,753	94,847	98,499
Total energy sales to customers	20,455,243	20,516,576	20,575,878
Sales to other utilities and marketers	2,604,329	1,942,444	1,391,612
Total energy sales, MWh	23,059,572	22,459,020	21,967,490
Transportation, including unbilled	2,085,574	2,012,827	2,099,219
Electric energy sales and transportation, MWh	25,145,146	24,471,847	24,066,709
Electric operating revenue by classes
(Dollars in Thousands)
Residential	$1,138,871	$1,061,117	$1,003,205
Commercial	872,057	867,786	824,778
Industrial	113,469	114,223	107,750
Other customers	20,045	20,216	19,707
Total operating revenue from customers	2,144,442	2,063,342	1,955,440
Transportation, including unbilled	10,937	10,143	9,502
Sales to other utilities and marketers	50,124	46,666	41,680
Decoupling revenue	29,968	13,630	25,735
Other decoupling revenue[1]	(21,168)	(16,634)	5,609
Miscellaneous operating revenue	24,189	11,321	45,831
Total electric operating revenue	$2,238,492	$2,128,468	$2,083,797
Number of customers served (average):
Residential	984,739	970,830	960,708
Commercial	125,067	123,072	121,332
Industrial	3,425	3,434	3,437
Other	6,472	6,283	6,023
Transportation	16	16	17
Total customers	1,119,719	1,103,635	1,091,517
_______________

[1]	Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

ELECTRIC UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2016	2015	2014
Average kWh used per customer:
Residential	10,404	10,470	10,773
Commercial	71,129	73,120	73,360
Industrial	357,143	366,324	356,877
Other	14,022	15,096	16,354
Average revenue per customer:
Residential	$1,157	$1,093	$1,044
Commercial	6,973	7,051	6,798
Industrial	33,130	33,262	31,350
Other	3,097	3,218	3,272
Average retail revenue per kWh sold:
Residential	$0.1112	$0.1044	$0.0969
Commercial	0.0980	0.0964	0.0927
Industrial	0.0928	0.0908	0.0878
Other	0.2209	0.2131	0.2001
Average retail revenue per kWh sold	$0.1048	$0.1006	$0.0950
Heating degree days	3,823	3,800	3,829
Percent of normal - NOAA[1] 30-year average	81.0%	80.5%	81.2%
Load factor[2]	56.2%	56.2%	52.3%
_______________

[1]	National Oceanic and Atmospheric Administration (NOAA).

[2]	Average megawatt (aMW) usage by customers divided by their maximum usage.

Electric Supply
At December 31, 2016, PSE’s electric power resources, which include company-owned or controlled resources as well as those under long-term contract, had a total capacity of approximately 4,844 megawatts (MW).  PSE’s historical peak load of approximately 4,912 MW occurred on December 10, 2009.  In order to meet an extreme winter peak load, PSE may supplement its electric power resources with winter-peaking call options and other instruments. When it is more economical for PSE to purchase power than to operate its own generation facilities, PSE will purchase spot market energy when sufficient transmission capacity is available.
The following table shows PSE’s electric energy supply resources and energy production for the years ended December 31, 2016 and 2015:

	Peak Power Resources At December 31,				Energy Production At December 31,
	2016		2015		2016		2015
	MW	%	MW	%	MWh	%	MWh	%
Purchased resources:
Columbia River PUD contracts	708	14.6%	708	14.5%	3,371,827	13.7%	3,325,450	13.9%
Other hydroelectric	79	1.6	85	1.7	365,670	1.5	179,057	0.7
Other producers	387	8.0	463	9.5	2,999,171	12.1	2,200,098	9.2
Wind	56	1.2	56	1.1	138,148	0.6	130,777	0.5
Short-term wholesale energy purchases	N/A	—	N/A	—	6,154,767	25.0	5,390,896	22.5
Total purchased	1,230	25.4%	1,312	26.8%	13,029,583	52.9%	11,226,278	46.8%
Company-controlled resources:
Hydroelectric	254	5.2%	254	5.2%	933,522	3.8%	706,231	2.9%
Coal	677	14.0	677	13.9	4,529,179	18.4	4,495,032	18.8
Natural gas/oil	1,908	39.4	1,871	38.3	4,152,205	16.9	5,830,318	24.3
Wind	773	16.0	773	15.8	1,962,702	8.0	1,715,433	7.2
Other[1]	2	—	—	—	—	—	—	—
Total company-controlled	3,614	74.6%	3,575	73.2%	11,577,608	47.1%	12,747,014	53.2%
Total resources	4,844	100.0%	4,887	100.0%	24,607,191	100.0%	23,973,292	100.0%
_______________

[1]	It is estimated that the Glacier Battery Storage has delivered approximately 250,000 Kilowatt Hour (kWh) since the end of September 2016.

Company–Owned Electric Generation Resources
At December 31, 2016, PSE owns the following plants with an aggregate net generating capacity of 3,614 MW:

Plant Name	Plant Type	Net Maximum Capacity (MW)[1]	Year Installed
Colstrip Units 3 & 4 (25% interest)	Coal	370	1984 & 1986
Colstrip Units 1 & 2 (50% interest)[2]	Coal	307	1975 & 1976
Mint Farm	Natural gas combined cycle	297	2007; acquired 2008
Goldendale	Natural gas combined cycle	315	2004; acquired 2007; upgraded 2016
Frederickson Unit 1 (49.85% interest)	Natural gas combined cycle	136	2002; added duct firing in 2005
Lower Snake River	Wind	343	2012
Wild Horse	Wind	273	2006 & 2009
Hopkins Ridge	Wind	157	2005 & 2008
Fredonia Units 1 & 2	Dual-fuel combustion turbines	207	1984
Frederickson Units 1 & 2	Dual-fuel combustion turbines	149	1981
Whitehorn Units 2 & 3	Dual-fuel combustion turbines	149	1981
Fredonia Units 3 & 4	Dual-fuel combustion turbines	107	2001
Ferndale	Natural gas co-generation	253	1994; acquired 2012
Encogen	Natural gas co-generation	165	1993; acquired 1999
Sumas	Natural gas co-generation	127	1993; acquired 2008
Upper Baker River	Hydroelectric	91	1959
Lower Baker River	Hydroelectric	109	1925; reconstructed 1960; upgraded 2001 and 2013
Snoqualmie Falls[3]	Hydroelectric	54	1898 to 1911 & 1957; rebuilt 2013
Crystal Mountain	Internal combustion	3	1969
Glacier Battery Storage	Lithium Iron Phosphate	2	2016
Total net capacity		3,614
_______________

[1]	Net Maximum Capacity is the capacity a unit can sustain over a specified period of time when not restricted by ambient conditions or deratings, less the losses associated with auxiliary loads.

2	In July 2016, PSE reached a settlement with the Sierra Club to retire Colstrip Units 1 and 2 no later than July 1, 2022.

3	The FERC license authorizes the full 54.4 MW; however, the project's water right issued by the State Department of Ecology limits flow to 2,500 cubic feet and therefore output to 47.7MW.

Columbia River Electric Energy Supply Contracts
During 2016, approximately 13.7% of PSE’s energy supply requirement was obtained through long-term contracts with three Washington Public Utility Districts (PUDs) that own and operate hydroelectric projects on the Columbia River (Mid-Columbia).  PSE agrees to pay a share of the annual debt service, operating and maintenance costs and other expenses associated with each project in proportion to its share of projected output.  PSE’s payments are not contingent upon the projects being operable.
As of December 31, 2016, PSE was entitled to purchase portions of the power output of the PUDs’ projects as set forth below:

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

Other Electric Supply, Exchange and Transmission Contracts and Agreements
PSE purchases electric energy under long-term firm purchased power contracts with other utilities and marketers in the Western region.  PSE is generally not obligated to make payments under these contracts unless power is delivered.  PSE has seasonal energy and capacity exchange agreements with the Bonneville Power Administration (BPA) for 44 aMW of capacity which expires on July 1, 2017 with no provision to renew this agreement. PSE will procure more capacity from Mid-Columbia to recover for this loss of capacity, if needed. PSE also has an agreement with Pacific Gas & Electric Company for 300 MW of capacity which currently has no set expiration.
PSE began participating in the Energy Imbalance Market (EIM) operated by the California Independent System Operator on October 1, 2016. Participation is expected to reduce costs for PSE customers, enhance system reliability, integrate variable energy resources, and leverage geographic diversity of electricity demand and generation resources.
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
In 2016, PSE had 4,646 MW and 695 MW of total transmission demand contracted with the BPA and other utilities, respectively.  PSE’s remaining transmission capacity needs are met via PSE owned transmission assets.

Natural Gas Supply for Electric Customers
PSE purchases natural gas supplies for its power portfolio to meet demand for its combustion turbine generators. Supplies range from long-term to daily agreements, as the demand for the turbines varies depending on market heat rates.  Purchases are made from a diverse group of major and independent natural gas producers and marketers in the United States and Canada.  PSE also enters into financial hedges to manage the cost of natural gas.  PSE utilizes natural gas storage capacity and transportation that is dedicated to and paid for by the power portfolio to facilitate increased natural gas supply reliability and intra-day dispatch of PSE’s natural gas-fired generation resources.  During 2016, approximately 64.0% of natural gas purchased for the power portfolio originated in British Columbia, 20.0% in Alberta and 16.0% in the United States.

Integrated Resource Plans, Resource Acquisition and Development
PSE is required by Washington Commission regulations to file an electric and natural gas integrated resource plan (IRP) every two years.  The 2015 IRP was filed on November 30, 2015 and identified the following capacity needs:

	2017	2018	2019	2020	2021
Projected MW shortfall/(surplus)	(28)	(43)	(44)	(71)	275

The expected capacity needs reflect the mix of energy efficiency programs deemed cost effective in the 2015 IRP. In 2015, PSE renewed all the Mid-Columbia transmission available for renewal during the year to meet peak capacity needs.
PSE projects that beginning in 2021 its future energy needs will exceed current resources in its supply portfolio.  The IRP identifies declining regional surpluses, requiring replacement of supplies to meet projected demands.  Therefore, PSE’s IRP sets forth a multi-part strategy of implementing energy efficiency programs and pursuing additional renewable resources (primarily wind) and additional base load natural gas-fired generation to meet the growing needs of its customers.  If PSE cannot acquire needed energy supply resources at a reasonable cost, it may be required to purchase additional power in the wholesale market, subject to the sharing bands of the PCA mechanism, at a cost that could, in the absence of regulatory relief, increase its expenses and reduce earnings and cash flows. The IRP will be updated in 2017 and is expected to be filed July 15, 2017.

NATURAL GAS UTILITY OPERATING STATISTICS

	Year Ended December 31,
	2016	2015	2014
Natural gas operating revenue by classes (dollars in thousands):
Residential	$578,955	$597,572	$644,055
Commercial firm	213,138	239,849	252,235
Industrial firm	17,753	21,533	23,887
Interruptible	24,447	29,082	30,770
Total retail natural gas sales	834,293	888,036	950,947
Transportation services	20,322	18,666	17,069
Decoupling revenue	52,114	51,981	29,116
Other decoupling revenue[1]	(28,761)	(26,038)	2,208
Other	12,542	14,904	13,520
Total natural gas operating revenue	$890,510	$947,549	$1,012,860
Number of customers served (average):
Residential	749,586	737,339	727,244
Commercial firm	54,992	54,646	54,328
Industrial firm	2,371	2,378	2,383
Interruptible	410	429	449
Transportation	227	221	208
Total customers	807,586	795,013	784,612
Natural gas volumes, therms (thousands):
Residential	521,771	492,997	527,423
Commercial firm	233,586	230,507	242,095
Industrial firm	22,783	23,777	26,481
Interruptible	49,533	43,931	46,113
Total retail natural gas volumes, therms	827,673	791,212	842,112
Transportation volumes	230,724	220,392	211,429
Total volumes	1,058,397	1,011,604	1,053,541
_______________

[1]	Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

NATURAL GAS UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2016	2015	2014
Working natural gas volumes in storage at year end, therms (thousands):
Jackson Prairie	86,374	78,337	81,889
Clay Basin	63,136	54,199	29,719
Plymouth	2,162	1,828	2,206
Average therms used per customer:
Residential	696	669	725
Commercial firm	4,248	4,218	4,456
Industrial firm	9,609	9,999	11,112
Interruptible	120,812	102,403	102,701
Transportation	1,016,406	997,249	1,016,486
Average revenue per customer:
Residential	$772	$810	$886
Commercial firm	3,876	4,389	4,643
Industrial firm	7,488	9,055	10,024
Interruptible	59,626	67,791	68,530
Transportation	89,524	84,460	82,063
Average revenue per therm sold:
Residential	$1.110	$1.212	$1.221
Commercial firm	0.912	1.041	1.042
Industrial firm	0.779	0.906	0.902
Interruptible	0.494	0.662	0.667
Average retail revenue per therm sold	1.008	1.122	1.129
Transportation	0.088	0.085	0.081
Heating degree days	3,823	3,800	3,829
Percent of normal - NOAA 30-year average	81.0%	80.5%	81.2%

Natural Gas Supply for Natural Gas Customers
PSE purchases a portfolio of natural gas supplies ranging from long-term firm to daily from a diverse group of major and independent natural gas producers and marketers in the United States and Canada (British Columbia and Alberta).  PSE also enters into physical and financial hedges to manage volatility in the cost of natural gas.  All of PSE’s natural gas supply is ultimately transported through the facilities of Northwest Pipeline GP (NWP), the sole interstate pipeline delivering directly into PSE’s service territory.  Accordingly, delivery of natural gas supply to PSE’s natural gas system is dependent upon the reliable operations of NWP.

	At December 31,
	2016		2015
Peak Firm Natural Gas Supply	Dth per Day	%	Dth per Day	%
Purchased natural gas supply:
British Columbia	290,200	30.7%	210,000	23.4%
Alberta	76,500	8.1	110,000	12.2
United States	115,600	12.2	118,100	13.1
Total purchased natural gas supply	482,300	51.0	438,100	48.7
Purchased storage capacity:
Jackson Prairie	48,400	5.1	48,400	5.4
Clay Basin	64,100	6.8	61,600	6.8
Total purchased storage capacity	112,500	11.9	110,000	12.2
Owned storage capacity:
Jackson Prairie	348,700	36.9	348,700	38.8
Propane and LNG	2,500	0.3	2,500	0.3
Total owned storage capacity	351,200	37.1	351,200	39.1
Total peak firm natural gas supply[1]	946,000	100.0%	899,300	100.0%
Other and commitments with third parties	(5,700)	*	(6,200)	*
Total net peak firm natural gas supply	940,300	*	893,100	*
_______________

[1]	All peak firm natural gas supplies and storage are connected to PSE’s market with firm transportation capacity.

*	Not meaningful and/or applicable.

For base load, peak management and supply reliability purposes, PSE supplements its firm natural gas supply portfolio by purchasing natural gas in periods of lower demand, injecting it into underground storage facilities and withdrawing it during the peak winter heating season.  Underground storage facilities at Jackson Prairie in western Washington and at Clay Basin in Utah are used for this purpose.  Clay Basin withdrawals are used to supplement purchases from the U.S. Rocky Mountain supply region, while Jackson Prairie provides incremental peak-day resources utilizing firm storage redelivery transportation capacity.  Jackson Prairie is also used for daily balancing of load requirements on PSE’s natural gas system.  Peaking needs are also met by using PSE-owned natural gas held in PSE’s LNG peaking facility located within its distribution system in Gig Harbor, Washington; as well as interrupting service to customers on interruptible service rates, if necessary.
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
During 2016, approximately 56.0% of natural gas purchased by PSE for its natural gas customers originated in British Columbia, 21.0% originated in Alberta and 23.0% in the United States.  PSE’s firm natural gas supply portfolio has adequate flexibility in its transportation arrangements to enable it to achieve savings when there are regional price differentials between natural gas supply basins.  The geographic mix of suppliers and daily, monthly and annual take requirements permit some degree of flexibility in managing natural gas supplies during periods of lower demand to minimize costs.  Natural gas is marketed outside of PSE’s service territory (off-system sales) to optimize resources when on-system customer demand requirements permit and market economics are favorable; the resulting economics of these transactions are reflected in PSE’s natural gas customer tariff rates through the PGA mechanism.

Natural Gas Storage Capacity
PSE holds storage capacity in the Jackson Prairie and Clay Basin underground natural gas storage facilities adjacent to NWP’s pipeline to serve PSE’s natural gas customers.  The Jackson Prairie facility is operated and one-third owned by PSE and is used primarily for intermediate peaking purposes due to its ability to deliver a large volume of natural gas in a short time period.  Combined with capacity contracted from NWP’s one-third stake in Jackson Prairie, PSE holds firm withdrawal capacity in excess of 453,800 Dekatherm (Dth) per day, and over 9.8 million Dth of storage capacity at the Jackson Prairie facility. Of this total, PSE holds 397,100 Dth per day of the firm withdrawal capacity and over 9.2 million Dth of storage capacity designated to serve natural gas customers, which represents nearly 42% of PSE's expected near-term peak-day requirement. The location of the Jackson Prairie facility in PSE’s market area increases supply reliability and provides significant pipeline demand cost savings by reducing the amount of annual pipeline capacity required to meet peak-day natural gas requirements.
Of the remaining Jackson Prairie storage capacity, 56,700 Dth per day of firm withdrawal capacity and 641,000 Dth of storage capacity is currently designated to PSE's power portfolio, increasing natural gas supply reliability and facilitating intra-day dispatch of PSE's natural gas-fired generation resources. In addition, PSE has temporarily released approximately 6,100 Dth per day of firm withdrawal capacity and 178,500 of Dth of storage capacity to a third party, in exchange for temporary firm pipeline capacity on a constrained portion of NWP's system.
The Clay Basin storage facility is a supply area storage facility that provides operational flexibility and price protection.  PSE holds over 12.9 million Dth of Clay Basin storage capacity and approximately 107,000 Dth per day of firm withdrawal capacity under two long-term contracts with remaining terms of one and three years and has rights to extend such agreements.  PSE has temporarily released a portion of its Clay Basin storage services to third parties, and its net storage capacity and maximum firm withdrawal capacity at Clay Basin is 8.9 million Dth and over 74,000 Dth per day, respectively.

LNG and Propane-Air Resources
LNG and propane-air resources provide firm natural gas supply on short notice for short periods of time.  Due to their typically high cost and slow cycle times, these resources are normally utilized as a last resort supply source in extreme peak-demand periods, typically during the coldest hours or days.
During 2014, PSE, working with NWP determined that the pipeline redelivery service to PSE from NWP’s Plymouth LNG facility could no longer be considered firm during peak conditions. As a result, PSE terminated the service agreement effective October 31, 2015 and removed the resource from its natural gas firm portfolio. In 2015, PSE and NWP negotiated a new contract for Plymouth LNG service for PSE’s generation fleet, which provides for LNG storage services of 241,700 Dth of PSE-owned natural gas at Plymouth, with a maximum daily deliverability of 70,500 Dth.  PSE will use the Plymouth contract as an alternate supply source for natural gas required to serve PSE’s generation fleet during peak periods on a daily or intra-day basis. In addition, PSE acquired 15,000 Dth/day of firm pipeline capacity for the generation fleet. The balance of the LNG capacity will be delivered using firm NWP pipeline transportation service previously acquired to serve PSE’s generation fleet.
PSE owns and operates the Swarr vaporized propane-air station located in Renton, Washington which includes storage capacity for approximately 1.5 million gallons of propane.  This vaporized propane-air injection facility delivers the thermal equivalent of 10,000 Dth of natural gas per day for up to 12 days directly into PSE’s distribution system, however, it is temporarily not in-service pending planned environmental, safety, efficiency and reliability upgrades.  PSE owns and operates an LNG peaking facility in Gig Harbor, Washington, with total capacity of 10,600 Dth, which is capable of delivering the equivalent of 2,500 Dth of natural gas per day.

Puget LNG LLC
In August 2015, PSE filed a proposal with the Washington Commission to develop a LNG facility at the Port of Tacoma. The Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and will provide LNG as fuel to transportation customers, particularly in the marine market. Following a mediation process and the filing of a settlement stipulation by PSE and all parties, the Washington Commission issued an order on October 31, 2016 that allowed PSE’s parent company, Puget Energy, to create a wholly-owned subsidiary, named Puget LNG LLC (Puget LNG).  Puget LNG, which was formed on November 29, 2016, will have the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility. Puget LNG has entered into one fuel supply agreement with a maritime customer,  and is marketing the facility’s expected output to other potential customers.
Currently under construction at the Port of Tacoma, the Tacoma LNG facility is expected to be operational in 2019. Pursuant to the Commission’s order, Puget LNG will be allocated 57% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43% of the capital and operating costs. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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
PSE holds approximately 543,000 Dth per day of capacity for its natural gas customers on NWP that provides firm year-round delivery to PSE’s service territory.  In addition, PSE holds approximately 447,000 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored at Jackson Prairie.  PSE holds approximately 218,000 Dth per day of firm transportation capacity on NWP to supply natural gas to its electric generating facilities.  In addition PSE holds over 34,000 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored in Jackson Prairie for its electric generating facilities. PSE’s firm transportation capacity contracts with NWP have remaining terms ranging from two to 28 years.  However, PSE has either the unilateral right to extend the contracts under the contracts’ current terms or the right of first refusal to extend such contracts under current FERC rules.
PSE’s firm transportation capacity for its natural gas customers on Westcoast’s pipeline is 132,000 Dth per day under various contracts, with remaining terms of two to four years.  PSE has other firm transportation capacity on Westcoast’s pipeline, which supplies the electric generating facilities, totaling 86,000 Dth per day, with remaining terms of two to four years and an option for PSE to renew its rights under the Westcoast contract.  PSE has firm transportation capacity for its natural gas customers on NOVA and Foothills pipelines, each totaling approximately 80,000 Dth per day, with remaining terms of two to seven years and an option for PSE to renew its rights on the capacity on NOVA and Foothills pipelines.  PSE has other firm transportation capacity on NOVA and Foothills pipelines, which supplies the electric generating facilities, each totaling approximately 41,000 Dth per day, with remaining terms of four to seven years. PSE’s firm transportation capacity for its natural gas customers on the GTN pipeline, totaling over 77,000 Dth per day, has a remaining term of seven years and PSE has a first right-of-refusal to extend such contracts under current FERC rules. PSE has other firm transportation capacity on GTN pipeline, which supplies the electric generating facilities, totaling 41,000 Dth per day, with remaining terms of four to seven years.

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

Energy Efficiency
PSE is required under Washington state law to pursue all available conservation that is cost-effective, reliable and feasible. PSE offers programs designed to help new and existing residential, commercial and industrial customers use energy efficiently.  PSE uses a variety of mechanisms including cost-effective financial incentives, information and technical services to enable customers to make energy efficient choices with respect to building design, equipment and building systems, appliance purchases and operating practices.  PSE recovers the actual costs of its electric and natural gas energy efficiency programs through rider mechanisms.  However, the rider mechanisms do not provide assistance with gross margin erosion associated with reduced energy sales.  To address this issue, PSE received approval in 2013 from the Washington Commission for electric and natural gas decoupling mechanisms, which mitigates gross margin erosion resulting from the Company's energy efficiency efforts.

Environment
PSE’s operations, including generation, transmission, distribution, service and storage facilities, are subject to environmental laws and regulations by federal, state and local authorities.  See below for the primary areas of environmental law that have the potential to most significantly impact PSE’s operations and costs.

Air and Climate Change Protection
PSE owns numerous thermal generation facilities, including natural gas plants and an ownership percentage of Colstrip.  All of these facilities are governed by the Clean Air Act (CAA), and all have CAA Title V operating permits, which must be renewed every five years.  This renewal process could result in additional costs to the plants. PSE continues to monitor the permit renewal process to determine the corresponding potential impact to the plants. These facilities also emit greenhouse gases (GHG), and thus are also subject to any current or future GHG or climate change legislation or regulation.  The Colstrip plant represents PSE’s most significant source of GHG emissions.

Species Protection
PSE owns hydroelectric plants, wind farms and numerous miles of above ground electric distribution and transmission lines which can be impacted by laws related to species protection.  A number of species of fish have been listed as threatened or endangered under the Endangered Species Act (ESA), which influences hydroelectric operations, and may affect PSE operations, potentially representing cost exposure and operational constraints.  Similarly, there are a number of avian and terrestrial species that have been listed as threatened or endangered under the ESA or are protected by the Migratory Bird Treaty Act.  Designations of protected species under these two laws have the potential to influence operation of our wind farms and above ground transmission and distribution systems.

Remediation
PSE and its predecessors are responsible for environmental remediation at various sites.  These include properties currently and formerly owned by PSE (or its predecessors), as well as third-party owned properties where hazardous substances were allegedly generated, transported or released.  The primary cleanup laws to which PSE is subject include the Comprehensive Environmental Response, Compensation and Liability Act (federal) and, in Washington, the Model Toxics Control Act (state).  PSE is also subject to applicable remediation laws in the state of Montana for its ownership interest in Colstrip. These laws may hold liable any current or past owner or operator of a contaminated site, as well as any generator, transporter, arranger, or disposer of regulated substances.

Hazardous and Solid Waste and PCB Handling and Disposal
Related to certain operations, including power generation and transmission and distribution maintenance, PSE must handle and dispose of certain hazardous and solid wastes.  These actions are regulated by the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (federal), the Toxic Substances Control Act (federal) and hazardous or dangerous waste regulations (state) that impose complex requirements on handling and disposing of regulated substances.

Water Protection
PSE facilities that discharge wastewater or storm water or store bulk petroleum products are governed by the Clean Water Act (federal and state) which includes the Oil Pollution Act amendments.  This includes most generation facilities (and all of those with water discharges and some with bulk fuel storage), and many other facilities and construction projects depending on drainage, facility or construction activities, and chemical, petroleum and material storage.

Siting New Facilities
In siting new generation, transmission, distribution or other related facilities in Washington, PSE is subject to the State Environmental Policy Act, and may be subject to the federal National Environmental Policy Act, if there is a federal nexus, in addition to other possible local siting and zoning ordinances.  These requirements may potentially require mitigation of environmental impacts as well as other measures that can add significant cost to new facilities.

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

PSE's Greenhouse Gas Emission Reporting
PSE is required to submit, on an annual basis, a report of its GHG emissions to the state of Washington including a report of emissions from all individual power plants emitting over 10,000 tons per year of GHGs and from certain natural gas distribution operations.  Emissions exceeding 25,000 tons per year of GHGs from these sources must also be reported to the environmental protection agency (EPA). Capital investments to monitor GHGs from the power plants and in the distribution system are not required at this time.  Since 2002, PSE has voluntarily undertaken an annual inventory of its GHG emissions associated with PSE’s total electric retail load served from a supply portfolio of owned and purchased resources.
The most recent data indicate that PSE’s total GHG emissions (direct and indirect) from its electric supply portfolio in 2015 were 11.9 million tons of carbon dioxide equivalents.  Approximately 41.49% of PSE’s total GHG emissions (approximately 5.0 million tons) are associated with PSE’s ownership and contractual interests in Colstrip. While Colstrip remains a significant portion of PSE’s GHG emissions, Colstrip is an important part of the existing diversified portfolio PSE owns and/or operates for its customers.  Consequently, PSE’s overall emissions strategy demonstrates a concerted effort to manage customers’ needs with an appropriate balance of new renewable generation, existing generation owned and/or operated by PSE and significant energy efficiency efforts.

Federal Greenhouse Gas Rules
On August 3, 2015, the EPA announced a final rule regarding New Source Performance Standard (NSPS) for the control of carbon dioxide (CO2) from new power plants that burn fossil fuels under section 111(b) of the Clean Air Act. The rule was published on October 23, 2015, and separates standards for new power plants fueled by natural gas and coal. New natural gas power plants can emit no more than 1,000 lbs. of CO2/megawatt hour (MWh) which is achievable with the latest combined cycle technology. New coal power plants can emit no more than 1,400 lbs. of CO2/MWh, which is less stringent than the draft rule. The standard for coal plants would not specifically require Carbon Dioxide Capture and Sequestration (CCS) but CCS was reaffirmed by the EPA as the “best system of emission reductions” (BSER). These 111(b) standards are implemented by the states, but states have limited flexibility to alter the standards set by the EPA.
The EPA announced the final rule for 111(d), the Clean Power Plan rule, on August 3, 2015 and published it on October 23, 2015. The rule included several changes from the draft rule. Specifically, the EPA excluded energy efficiency from one of four "building blocks" identified in the draft rule, leaving just three building blocks (i) increased efficiency for coal plants, (ii) greater utilization of natural gas plants and (iii) increased renewable sources. In the final rule, the EPA provided more flexibility in achieving interim goals by phasing in the reduction and giving states the option to set their own interim compliance glide path and pushing the start of compliance to 2022. The EPA also adjusted the 2012 baseline to address hydroelectricity variability and provided specific CO2 mass targets by year for each state.
States have broad flexibility to pick a rate-based or mass-based approach and can design compliance options and decide how to allocate credits and whether to allow trading. The EPA also gave states the option of seeking additional time, if necessary, to formulate a state plan. States must submit something within one year but can request up to an additional two years for development of a state plan. Thus, states must submit a plan for implementing CO2 reductions to the EPA one to three years following issuance of the final rule.

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
On September 27, 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed an action in the U.S. District Court for the Eastern District of Washington challenging CAR. On September 30, 2016, the four companies filed a similar challenge to CAR in Thurston County Superior Court. While awaiting the outcome of the pending litigation, the Company has undertaken steps to comply with the first compliance period of CAR, which began January 1, 2017.

Mercury Emissions
Mercury control equipment has been installed at Colstrip and has operated at a level that meets the current Montana requirement.  Compliance, based on a rolling 12-month average, was first confirmed in January 2011, and PSE continues to meet the requirement.
The EPA published the final Mercury and Air Toxics Standard (MATS) in February 2012. Generating units were given three years, until April 2015, to comply with MATS and could receive up to a 1-year extension from state permitting authorities if necessary for the installation of controls. Colstrip met the MATS limits for mercury and acid gases as of April 2016.

Regional Haze Rule
On June 15, 2005, the EPA issued the Clean Air Visibility rule to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide, particulate matter and nitrogen oxide controls for large units.  The final Federal Implementation Plan for Montana (FIP) for Regional Haze was issued in September 2012. There are no immediate requirements for Units 3 and 4, but Units 1 and 2 will need to upgrade pollution controls to meet new sulfur dioxide and nitrogen oxide limits. The Sierra Club filed an appeal of the FIP with the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) on November 15, 2012 and PPL Montana also filed an appeal as the Colstrip operator.
The case was heard on May 15, 2014 in Seattle, Washington, and the final decision by the Ninth Circuit was issued June 9, 2015. The Ninth Circuit Court of Appeals reviewed the EPA’s first phase requirements for Colstrip and found that the EPA had not adequately justified the need for two of the control technologies and remanded these two issues back to the EPA. The EPA informally indicated that it will wait until the next Regional Haze planning period to reissue a FIP.
The ruling in no way affects the future planning periods for the Regional Haze program or the glide path for the Company. The current EPA assessment is that the state of Montana will require significant emission reductions to meet the natural visibility goal by 2064 which means additional emission reductions will be necessary in future 10-year planning periods, beginning in the 2018-2028 periods, and there is risk and uncertainty regarding potential costs.
In July 2016, the EPA proposed to delay new Regional Haze review from 2018 to 2021 and that proposal is currently awaiting approval, however the end date will remain 2028. In the meantime, Montana has indicated that they plan to work on and submit a State Implementation Plan for the second planning period.

Coal Combustion Residuals
On April 17, 2015, the EPA published a final rule, effective October 19, 2015, that regulates Coal Combustion Residuals (CCR) under the Resource Conservation and Recovery Act (RCRA), Subtitle D. The CCR rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash containment structures by establishing technical design, operation and maintenance, closure and post closure care requirements for CCR landfills and surface impoundments, and corrective action requirements for any related leakage. The rule also sets forth recordkeeping and reporting requirements including posting specific information related to CCR surface impoundments and landfills to publicly-accessible websites. The EPA published another rule, which became effective on October 4, 2016, extending certain compliance deadlines contained in the original CCR rule.
The initial rule was self-implementing to be enforced by citizen lawsuits rather than the EPA. On December 16, 2016, President Obama signed legislation amending RCRA to allow a state to take over the CCR program. Under the amendment, if a state does not seek approval of a permit program or if the EPA denies a state application, the EPA would be required to adopt a permit program in lieu of the current self-implementing rule, as long as Congress grants the funding for the EPA to do so. This would not eliminate the threat of citizen lawsuits but could provide more certainty regarding interpretations and ultimate compliance. If no permit program is in effect in a state, the CCR rule will remain self-implementing.
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

PCB Handling and Disposal
In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking (ANPRM) soliciting information on a broad range of questions concerning inventory, management, use, and disposal of polychlorinated biphenyl (PCB) containing equipment.  The EPA is using this ANPRM to seek data to better evaluate whether to initiate a rulemaking process geared toward a mandatory phase-out of all PCBs.
The rule was scheduled to be published in July 2015 but due to the number of comments received by the EPA, the rule has undergone multiple extensions and revisions. According to the EPA, the notice of proposed rulemaking is projected to be published in November 2017. At this point, PSE cannot determine what impacts this rulemaking will have on its operations, if any, but will continue to work closely with the Utility Solid Waste Activities Group (USWAG) and the American Gas Association (AGA) to monitor developments.

Executive Officers of the Registrants

The executive officers of Puget Energy as of March 2, 2017 are listed below along with their business experience during the past five years.  Officers of Puget Energy are elected for one-year terms.

Name	Age	Offices
K. J. Harris	52	President and Chief Executive Officer since March 2011
D. A. Doyle	58	Senior Vice President and Chief Financial Officer since November 2011
S. R. Secrist	55	Senior Vice President, General Counsel and Chief Ethics and Compliance Officer since January 2014; Vice President, General Counsel and Chief Ethics and Compliance Officer January 2011-January 2014
M. R. Marcelia	48	Controller and Principal Accounting Officer since May 2016; Director of Tax January 2005 - May 2016

The executive officers of PSE as of March 2, 2017 are listed below along with their business experience during the past five years.  Officers of PSE are elected for one-year terms.

Name	Age	Offices
K. J. Harris	52	President and Chief Executive Officer since March 2011
D. A. Doyle	58	Senior Vice President and Chief Financial Officer since November 2011
P. K. Bussey	60	Senior Vice President and Chief Customer Officer since March 2012. Prior to PSE, he was President and Chief Executive Officer of Seattle Metropolitan Chamber May 2009 – March 2012
B. K. Gilbertson	53	Senior Vice President, Operations since March 2015; Vice President, Operations March 2013 – February 2015; Vice President, Operations Services February 2011 – February 2013
M. D. Mellies	56	Senior Vice President and Chief Administrative Officer since February 2011
S. R. Secrist	55	Senior Vice President, General Counsel and Chief Ethics and Compliance Officer since January 2014; Vice President, General Counsel and Chief Ethics and Compliance Officer January 2011-January 2014
M. R. Marcelia	48	Controller and Principal Accounting Officer since May 2016; Director of Tax January 2005 - May 2016

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

RISKS RELATING TO PSE’s REGULATORY AND RATE-MAKING PROCEDURES
PSE's regulated utility business is subject to various federal and state regulations. PSE's regulatory risks include, but are not limited to, the items discussed below.

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
PSE is also subject to the regulatory authority of the Washington Commission with respect to accounting, operations, the issuance of securities and certain other matters, and the regulatory authority of the FERC with respect to the transmission of electric energy, the sale of electric energy at the wholesale level, accounting and certain other matters.  In addition, proceedings with the Washington Commission typically involve multiple stakeholder parties, including consumer advocacy groups and various consumers of energy, who have differing concerns but who have the common objective of limiting rate increases or decreasing rates. Policies and regulatory actions by these regulators could have a material impact on PSE’s financial position, results of operations and liquidity.

PSE’s recovery of costs is subject to regulatory review and its operating income may be adversely affected if its costs are disallowed. The Washington Commission determines the rates PSE may charge to its electric retail customers based, in part, on historic costs during a particular test year, adjusted for certain normalizing adjustments. Power costs on the other hand, are normalized for market, weather and hydrological conditions projected to occur during the applicable rate year, the ensuing 12-month period after rates become effective. The Washington Commission determines the rates PSE may charge to its natural gas customers based on historic costs during a particular test year. Natural gas costs are adjusted through the PGA mechanism, as discussed previously. If in a specific year PSE’s costs are higher than the amounts used by the Washington Commission to determine the rates, revenue may not be sufficient to permit PSE to earn its allowed return or to cover its costs. In addition, the Washington Commission has the authority to determine what level of expense and investment is reasonable and prudent in providing electric and natural gas service. If the Washington Commission decides that part of PSE’s costs do not meet the standard, those costs may be disallowed partially or entirely and not recovered in rates. For the aforementioned reasons, the rates authorized by the Washington Commission may not be sufficient to earn the allowed return or recover the costs incurred by PSE in a given period.

PSE is currently subject to a Washington Commission order that requires PSE to share its excess earnings above the authorized rate of return with customers. The Washington Commission previously approved an electric and natural gas decoupling mechanism for the recovery of its delivery-system costs, along with an ERF, a rate plan and an earnings sharing mechanism that requires PSE and its customers to share in any earnings in excess of the authorized rate of return of 7.77% during the term of the rate plan. The earnings test is done for each service (electric/natural gas) separately, so PSE would be obligated to share the earnings for one service exceeding the threshold, even if the other service did not meet the earnings test. The decoupling mechanism will end on December 31, 2017 unless the continuation of the mechanism is approved in PSE's GRC which was filed on January 13, 2017.

The PCA mechanism, by which variations in PSE’s power costs are apportioned between PSE and its customers pursuant to a graduated scale, could result in significant increases in PSE’s expenses if power costs are significantly higher than the baseline rate. PSE has a PCA mechanism that provides for recovery of power costs from customers or refunding of power cost savings to customers, as those costs vary from the “power cost baseline” level of power costs which are set, in part, based on normalized assumptions about weather and hydrological conditions.  Excess power costs or power cost savings will be apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism and will trigger a surcharge or refund when the cumulative deferral trigger is reached.  As a result, if power costs are significantly higher than the baseline rate, PSE’s expenses could significantly increase.

RISKS RELATING TO PSE’s OPERATION

PSE’s cash flow and earnings could be adversely affected by potential high prices and volatile markets for purchased power, recurrence of low availability of hydroelectric resources, outages of its generating facilities or a failure to deliver on the part of its suppliers. The utility business involves many operating risks.  If PSE’s operating expenses, including the cost of purchased power and natural gas, significantly exceed the levels recovered from retail customers, its cash flow and earnings would be negatively affected.  Factors which could cause PSE's purchased power and natural gas costs to be higher than anticipated include, but are not limited to, high prices in western wholesale markets during periods when PSE has insufficient energy resources to meet its energy supply needs and/or purchases in wholesale markets of high volumes of energy at prices above the amount recovered in retail rates due to:

•	Below normal levels of generation by PSE-owned hydroelectric resources due to low streamflow conditions or precipitation;

•
Extended outages of any of PSE-owned generating facilities or the transmission lines that deliver energy to load centers, or the effects of large-scale natural disasters on a substantial portion of distribution infrastructure; and

•	Failure of a counterparty to deliver capacity or energy purchased by PSE.

PSE’s electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs. PSE owns and operates coal, natural gas-fired, hydroelectric, wind-powered and oil-fired generating facilities.  Operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels or increase expenditures, including:

•	Facility shutdowns due to a breakdown or failure of equipment or processes;

•	Volatility in prices for fuel and fuel transportation;

•	Disruptions in the delivery of fuel and lack of adequate inventories;

•
Regulatory compliance obligations and related costs, including any required environmental remediation, and any new laws and regulations that necessitate significant investments in our generating facilities;

•	Labor disputes;

•	Operator error or safety related stoppages;

•	Terrorist or other attacks (both cyber-based and/or asset-based); and

•	Catastrophic events such as fires, explosions or acts of nature.

If PSE is unable to protect its physical assets from terrorist attacks or its information technology infrastructure and network against data corruption, cyber-based attacks or network security breaches, its operations could be disrupted. Despite PSE's implementation of security measures, its physical assets and technology systems may be vulnerable to disability, failures or unauthorized access due to hacking, viruses, acts of war or terrorism and other causes.  If the technology systems were to fail or be breached and PSE were unable to recover in a timely manner, PSE may be unable to fulfill critical business functions and sensitive, confidential and other data could be compromised, which could have a material adverse effect on its results of operations, financial condition and cash flows.  In addition, these physical asset or cyber-based attacks could disrupt its ability to produce or distribute some portion of our energy products and could affect the reliability or operability of the electric and natural gas systems. As a result, PSE endeavors to maintain vigilant security programs and procedures to protect against the continuous threat of physical asset and cyber-based attacks, and as a result, PSE may be required to expend significant dollars and other resources to protect against existing and ensuing threats.

PSE is subject to the commodity price, delivery and credit risks associated with the energy markets. In connection with matching PSE's energy needs and available resources, PSE engages in wholesale sales and purchases of electric capacity and energy and, accordingly, is subject to commodity price risk, delivery risk, credit risk and other risks associated with these activities.  Credit risk includes the risk that counterparties owing PSE money or energy will breach their obligations for delivery of energy supply or contractually required payments related to PSE's energy supply portfolio.  Should the counterparties to these arrangements fail to perform, PSE may be forced to enter into alternative arrangements.  In that event, PSE’s financial results could be adversely affected.  Although PSE takes into account the expected probability of default by counterparties, the actual exposure to a default by a particular counterparty could be greater than predicted.

Costs of compliance with environmental, climate change and endangered species laws are significant and the costs of compliance with new and emerging laws and regulations and the incurrence of associated liabilities could adversely affect PSE’s results of operations. PSE’s operations are subject to extensive federal, state and local laws and regulations relating to environmental issues, including air emissions and climate change, endangered species protection, remediation of contamination, avian protection, waste handling and disposal, decommissioning, water protection and siting new facilities.  To fulfill these legal requirements, PSE must spend significant sums of money to comply with these measures including resource planning, remediation, monitoring, analysis, mitigation measures, pollution control equipment and emissions related abatement and fees.  New environmental laws and regulations affecting PSE’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to PSE or its facilities.  Compliance with these or other future regulations could require significant expenditures by PSE and adversely affect PSE’s financial position, results of operations, cash flows and liquidity.  In addition, PSE may not be able to recover all of its costs for such expenditures through electric and natural gas rates at current levels in the future.
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
Specific to climate change, Washington State has adopted both renewable portfolio standards and GHG legislation, including an emission performance standard provision and the EPA set CO2 emission standards with specific state goals.

PSE's operating results fluctuate on a seasonal and quarterly basis and can be impacted by various impacts of climate change. PSE's business is seasonal and weather patterns can have a material impact on its revenue, expenses and operating results. Demand for electricity is greater in the winter months associated with heating. Accordingly, PSE's operations have historically generated less revenue and income when weather conditions are milder in winter. In the event that the Company experiences unusually mild winters, its results of operations and financial condition could be adversely affected. PSE's hydroelectric resources are also dependent on snow conditions in the Pacific Northwest.

PSE may be adversely affected by extreme events in which PSE is not able to promptly respond, repair and restart the electric and natural gas infrastructure system. PSE must maintain an emergency planning and training program to allow PSE to quickly respond to extreme events.  Without emergency planning, PSE is subject to availability of outside contractors during an extreme event which may impact the quality of service provided to PSE’s customers and also require significant expenditures by PSE.  In addition, a slow or ineffective response to extreme events may have an adverse effect on earnings as customers may be without electricity and natural gas for an extended period of time.

PSE depends on an aging work force and third party vendors to perform certain important services and may be negatively affected by its inability to attract and retain professional and technical employees or the unavailability of vendors. PSE is subject to workforce factors, including but not limited to an aging workforce, loss or retirement of key personnel and availability of qualified personnel. PSE’s ability to implement a workforce succession plan is dependent upon PSE’s ability to employ and retain skilled professional and technical workers.  Without a skilled workforce, PSE’s ability to provide quality service to PSE’s customers and to meet regulatory requirements could affect PSE’s earnings. Also, the costs associated with attracting and retaining qualified employees could reduce earnings and cash flows.
PSE continues to be concerned about the availability and aging of skilled workers for special complex utility functions.  PSE also hires third party vendors to perform a variety of normal business functions, such as power plant maintenance, data warehousing and management, electric transmission, electric and natural gas distribution construction and maintenance, certain billing and metering processes, call center overflow and credit and collections.  The unavailability of skilled workers or unavailability of such vendors could adversely affect the quality and cost of PSE’s natural gas and electric service and accordingly PSE’s results of operations.

Potential municipalization may adversely affect PSE's financial condition. PSE may be adversely affected if we experience a loss in the number of our customers due to municipalization or other related government action.  When a town or city in PSE's service territory establishes its own municipal-owned utility, it acquires PSE's assets and takes over the delivery of energy services that PSE provides.  Although PSE is compensated in connection with the town or city's acquisition of its assets, any such loss of customers and related revenue could negatively affect PSE's future financial condition.

Technological developments may have an adverse impact on PSE's financial condition. Advances in power generation, energy efficiency and other alternative energy technologies, such as solar generation, could lead to more wide-spread use of these technologies, thereby reducing customer demand for the energy supplied by PSE which could negatively impact PSE's revenue and financial condition.

RISKS RELATING TO PUGET ENERGY'S AND PSE'S FINANCING

The Company's business is dependent on its ability to successfully access capital. The Company relies on access to internally generated funds, bank borrowings through multi-year committed credit facilities and short-term money markets as sources of liquidity and longer-term debt markets to fund PSE's utility construction program and other capital expenditure requirements of PSE.  If Puget Energy or PSE are unable to access capital on reasonable terms, their ability to pursue improvements or acquisitions, including generating capacity, which may be necessary for future growth, could be adversely affected.  Capital and credit market disruptions, a downgrade of Puget Energy's or PSE's credit rating or the imposition of restrictions on borrowings under their credit facilities in the event of a deterioration of financial ratios, may increase Puget Energy's and PSE’s cost of borrowing or adversely affect the ability to access one or more financial markets.

The amount of the Company's debt could adversely affect its liquidity and results of operations. Puget Energy and PSE have short-term and long-term debt, and may incur additional debt (including secured debt) in the future.  Puget Energy has access to a multi-year $800.0 million revolving credit facility, secured by substantially all of its assets, which has a maturity date of April 15, 2018. There was $12.5 million outstanding under the facility as of December 31, 2016.  Puget Energy's credit facility includes an accordion feature that could, upon the banks' approval, increase the size of the facility to $1.3 billion. PSE also has two credit facilities, which provide PSE with access to $1.0 billion in short-term borrowing capability, and include an accordion feature that could, upon the banks' approval, increase the size of the facilities to $1.5 billion. The two PSE credit facilities mature on April 15, 2019. As of December 31, 2016, no amounts were drawn and outstanding under the PSE credit facilities. In addition, Puget Energy has issued $1.8 billion in senior secured notes, whereas PSE, as of December 31, 2016, had approximately $3.8 billion outstanding under first mortgage bonds, pollution control bonds, senior notes and junior subordinated notes.  The Company's debt level could have important effects on the business, including but not limited to:

•	Making it difficult to satisfy obligations under the debt agreements and increasing the risk of default on the debt obligations;

•	Making it difficult to fund non-debt service related operations of the business; and

•	Limiting the Company's financial flexibility, including its ability to borrow additional funds on favorable terms or at all.

A downgrade in Puget Energy’s or PSE’s credit rating could negatively affect the ability to access capital, the ability to hedge in wholesale markets and the ability to pay dividends. Although neither Puget Energy nor PSE has any rating downgrade provisions in its credit facilities that would accelerate the maturity dates of outstanding debt, a downgrade in the Companies’ credit ratings could adversely affect the ability to renew existing or obtain access to new credit facilities and could increase the cost of such facilities.  For example, under Puget Energy’s and PSE’s facilities, the borrowing spreads over the London Interbank Offered Rate (LIBOR) and commitment fees increase if their respective corporate credit ratings decline.  A downgrade in commercial paper ratings could increase the cost of commercial paper and limit or preclude PSE’s ability to issue commercial paper under its current programs.
Any downgrade below investment grade of PSE’s corporate credit rating could cause counterparties in the wholesale electric, wholesale natural gas and financial derivative markets to request PSE to post a letter of credit or other collateral, make cash prepayments, obtain a guarantee agreement or provide other mutually agreeable security, all of which would expose PSE to additional costs.
PSE may not declare or make any dividend distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.

The Company may be negatively affected by unfavorable changes in the tax laws or their interpretation. The Company’s tax obligations include income, real estate, public utility, municipal, sales and use, business and occupation and employment-related taxes and ongoing audits related to these taxes.  Changes in tax law, related regulations or differing interpretation or enforcement of applicable law by the IRS or other taxing jurisdiction could have a material adverse impact on the Company’s financial statements.  The tax law, related regulations and case law are inherently complex.  The Company must make judgments and interpretations about the application of the law when determining the provision for taxes.  These judgments may include reserves for potential adverse outcomes regarding tax positions that may be subject to challenge by the taxing authorities. Disputes over interpretations of tax laws may be settled with the taxing authority in examination, upon appeal or through litigation.
In connection with the change in administration in Washington, D.C., there may be a higher likelihood of substantive changes in federal law or regulation, including changes to laws and regulations governing corporate tax, environmental protection, healthcare, and other areas, any of which could affect PSE's operations or financial results.  However, at this time PSE is unable to speculate as to the likely impact of any such changes.

Poor performance of pension and postretirement benefit plan investments and other factors impacting plan costs could unfavorably impact PSE’s cash flow and liquidity. PSE provides a defined benefit pension plan to PSE employees and postretirement benefits to certain PSE employees and former employees.  Costs of providing these benefits are based, in part, on the value of the plan’s assets and the current interest rate environment and therefore, adverse market performance or low interest rates could result in lower rates of return for the investments that fund PSE’s pension and postretirement benefits plans and could increase PSE’s funding requirements related to the pension plans.  Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase PSE's funding requirements related to the pension plans. Any contributions to PSE’s plans in 2017 and beyond as well as the timing of the recovery of such contributions in GRCs could impact PSE’s cash flow and liquidity.

Potential legal proceedings and claims could increase the Company’s costs, reduce the Company’s revenue and cash flow, or otherwise alter the way the Company conducts business. The Company is, from time to time, subject to various legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. While management believes the Company has reasonable and prudent insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated, the Company cannot assure that the outcome of all current or future litigation will not have a material adverse effect on the Company and/or its results of operations.

RISKS RELATING TO PUGET ENERGY'S CORPORATE STRUCTURE

Puget Energy's ability to pay dividends may be limited. As a holding company with no significant operations of its own, the primary source of funds for the repayment of debt and other expenses, as well as payment of dividends to its shareholder, is cash dividends PSE pays to Puget Energy.  PSE is a separate and distinct legal entity and has no obligation to pay any amounts to Puget Energy, whether by dividends, loans or other payments.  The ability of PSE to pay dividends or make distributions to Puget Energy, and accordingly, Puget Energy’s ability to pay dividends or repay debt or other expenses, will depend on PSE’s earnings, capital requirements and general financial condition.  If Puget Energy does not receive adequate distributions from PSE, it may not be able to meet its obligations or pay dividends.
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  In addition, beginning February 6, 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio calculated on a regulatory basis is 44.0% or below, except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE's ability to declare or make any distribution is limited by its' corporate credit/issuer rating and EBITDA to interest ratio, as previously discussed above.  The common equity ratio, calculated on a regulatory basis, was 47.9% at December 31, 2016 and the EBITDA to interest expense was 5.2 to 1.0 for the 12 months ended.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Challenges relating to the construction or future operation of the Tacoma LNG facility could adversely affect the Company’s operations.  PSE and Puget Energy’s subsidiary, Puget LNG, currently are constructing the Tacoma LNG facility at the Port of Tacoma, a jointly owned facility intended to provide peak-shaving services to PSE’s natural gas customers, and to provide LNG as fuel primarily to the maritime market.  Puget LNG has entered into one fuel supply agreement with a maritime customer, and is marketing the facility’s expected output to other potential customers.  Scheduled to be completed in 2019, delays in the facility’s construction and operation or in its ability to timely deliver fuel to customers could expose Puget LNG to damages under one or more fuel supply contracts, which could unfavorably impact Puget Energy’s return on investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The principal electric generating plants and underground natural gas storage facilities owned by PSE are described under Item 1, Business – Electric Supply and Natural Gas Supply.  PSE owns its transmission and distribution facilities and various other properties.  Substantially all properties of PSE are subject to the liens of PSE’s mortgage indentures.  The Company’s corporate headquarters is housed in a leased building located in Bellevue, Washington.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation or legislative rulemaking proceedings relating to its operations in the normal course of business.  The following is a description of pending proceedings that are material to PSE’s operations:

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. Based on a second amended complaint filed in August 2014, the plaintiffs' lawsuit alleged violations of permitting requirements under the New Source Review/Prevention of Significant Deterioration program of the Clean Air Act arising from projects (plaintiffs initially claimed seventy-three projects, but this was reduced to two projects before trial in May 2016) undertaken at Colstrip during the time period from 2001 to 2012. On July 12, 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court on September 6, 2016. As part of the settlement, PSE agreed, along with Talen Energy (the owner of the other 50% interest in Colstrip Units 1 and 2), to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana by no later than July 1, 2022. PSE expects that the Washington Commission will allow full recovery in rates of the net book value (NBV) at retirement and related decommissioning costs consistent with prior precedents. As a result, PSE has reclassified $176.8 million from a plant asset to a regulatory asset, which represents the expected NBV at retirement of Colstrip Units 1 and 2, based on the expected shutdown date of July 1, 2022. Colstrip Units 3 and 4, which are newer and more efficient, are not affected by the settlement, and allegations in the lawsuit against Colstrip Units 3 and 4 were dismissed as part of the settlement. While PSE has estimated the asset retirement obligation (ARO) for Colstrip Units 1 and 2, the full scope of decommissioning activities and costs are unknown and will vary from the estimates that are available at this time.

Greenwood
On March 9, 2016, a natural gas explosion occurred in the Greenwood neighborhood of Seattle, WA, damaging multiple structures. The Washington Commission Staff completed its investigation of the incident and filed a complaint September 20, 2016, seeking from PSE $3.2 million in fines. As a result, the Washington Commission will initiate a hearing before making a final determination. As of December 31, 2016, PSE has accrued $3.2 million for the fine.

Coal Combustion Residuals
On April 17, 2015, the EPA published a final rule, effective October 19, 2015, that regulates CCR's under the RCRA, Subtitle D. The EPA issued another rule, effective October 4, 2016, extending certain compliance deadlines under the CCR rule. The CCR rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash containment structures by establishing technical design, operation and maintenance, closure and post closure care requirements for CCR landfills and surface impoundments, and corrective action requirements for any related leakage. The rule also sets forth recordkeeping and reporting requirements, including posting specific information related to CCR surface impoundments and landfills to publicly-accessible websites.
The initial rule was self-implementing to be enforced by citizen lawsuits rather than the EPA. On December 16, 2016, President Obama signed legislation amending RCRA to allow a state to take over the CCR program. Under the amendment, if a state does not seek approval of a permit program or if the EPA denies a state application, the EPA would be required to adopt a permit program in lieu of the current self-implementing rule, as long as Congress grants the funding for the EPA to do so. This would not eliminate the threat of citizen lawsuits, but could provide more certainty regarding interpretations and ultimate compliance. If no permit program is in effect in a state, the CCR rule will remain self-implementing.
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

Clean Air Act 111(d)/EPA Clean Power Plan
In June 2014, the EPA issued a proposed Clean Power Plan rule under Section 111(d) of the Clean Air Act designed to regulate GHG emissions from existing power plants. The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals. PSE filed comments on this rule in December 2014. The EPA published a final rule on October 23, 2015. The rule is being challenged by other states and parties, and the Supreme Court granted a stay of the rule on February 9, 2016 until the litigation is resolved. PSE began review of the final rule and is working with key stakeholders in preparation for implementation; but due to the stay, many states, including Montana have put off all discussion of implementation. However, Washington has moved forward with its own Clean Air Rule. PSE cannot yet determine how the final rule may impact PSE or its existing generation facilities in states where the Clean Power Plan has been stayed, if at all. The potential impacts of the Washington Clean Air Rule are described, below.

Washington Clean Air Rule
The CAR was adopted on September 15, 2016 in Washington State and attempts to reduce greenhouse gas emissions from “covered entities” located within Washington State. Included under the new rule are large manufacturers, petroleum producers and natural gas utilities, including PSE. CAR sets a cap on emissions associated with covered entities, which decreases over time approximately 5% every three years. Entities must reduce their carbon emissions, or purchase emission reduction units (ERUs), as defined under the rule, from others.
CAR covers natural gas distributors and subjects them to an emissions reduction pathway based on the indirect emissions of their customers. CAR regulates the emissions of natural gas utilities' 1.2 million customers across the state, adding to the cost of natural gas for homes and businesses, which may increase costs to PSE customers.
On September 27, 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed an action in the U.S. District Court for the Eastern District of Washington challenging CAR. On September 30, 2016, the four companies filed a similar challenge to CAR in Thurston County Superior Court. While awaiting the outcome of the pending litigation, the Company has undertaken steps to comply with the first compliance period of CAR, which begins January 1, 2017.

For more information on litigation or legislative rulemaking proceedings, see Item 1, "Business, Recent and Future Environmental Law and Regulation", and Note 14, "Litigation" to the consolidated financial statements included in Item 8 of this report.

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

The payment of dividends on PSE common stock to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s mortgage indentures in addition to terms of the Washington Commission merger order.  Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission as well as by the terms of its credit facilities.  For further discussion, see Item 1A, "Risk Factors"- Risks Relating to Puget Energy’s Corporate Structure and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this report.
From time to time, when deemed advisable and permitted, PSE and Puget Energy pay dividends on its common stock. During 2016, 2015 and 2014, PSE paid dividends to its parent, Puget Energy, and Puget Energy paid dividends to its parent, Puget Equico, in the amounts shown in Puget Energy's and PSE's Consolidated Statements of Common Shareholder's Equity, included in this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following tables show selected financial data.  This information should be read in conjunction the audited consolidated financial statements and the related notes, included in Items 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and Item 8, "Financial Statements and Supplementary Data" of this Form 10-K, respectively.

Puget Energy
Summary of Operations	Year Ended December 31,
(Dollars in Thousands)	2016	2015	2014	2013	2012
Operating revenue	$3,164,301	$3,092,700	$3,113,171	$3,187,297	$3,215,156
Operating income	785,384	671,925	577,851	755,160	715,535
Net income	312,899	241,179	171,835	285,728	273,821

Total assets at year end	$13,266,380	$12,814,254	$12,673,603	$12,820,571	$12,781,838
Long-term debt	5,104,073	5,077,518	4,831,608	4,982,476	5,083,200
Junior subordinated notes	250,000	250,000	250,000	250,000	250,000
Capital lease obligations	645	378	9,473	17,051	24,629

Puget Sound Energy
Summary of Operations	Year Ended December 31,
(Dollars in Thousands)	2016	2015	2014	2013	2012
Operating revenue	$3,164,618	$3,093,258	$3,116,123	$3,187,335	$3,216,259
Operating income	774,993	656,138	568,693	735,574	692,989
Net income	380,581	304,189	236,614	356,129	356,170

Total assets at year end	$11,297,080	$10,799,513	$10,581,415	$10,667,830	$10,559,956
Long-term debt	3,497,298	3,494,362	3,351,259	3,513,258	3,513,258
Junior subordinated notes	250,000	250,000	250,000	250,000	250,000
Capital lease obligations	645	378	9,473	17,051	24,629

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

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, named Puget LNG LLC (Puget LNG). Puget LNG was formed on November 29, 2016, and has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility, currently under construction. All of Puget Energy's common stock is indirectly owned by Puget Holdings LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, FSS Infrastructure Trust, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation. Puget Energy and PSE are collectively referred to herein as “the Company.”
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
Factors affecting PSE's performance, are set forth in this “Overview” section, as well as in other sections of the Management's Discussion and Analysis.

Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as well as return on equity (ROE) excluding unrealized gains and losses on derivative instruments (net income plus unrealized losses and/or minus unrealized gains on derivative instruments divided by average common equity) that is considered a “non-GAAP financial measure.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that includes adjustments that result in a departure from GAAP presentation. The Company believes that return on average of monthly averages (AMA) equity, a non-GAAP measure, is a more suitable metric for comparing ROE across years and is a more accurate metric for assessing and evaluating ROE performance against the Company's authorized regulated ROE.  The AMA equity is not intended to represent the regulated equity. PSE's ROE may not be comparable to other companies' ROE measures.  Furthermore, this measure is not intended to replace ROE (net income divided by average common equity) as determined in accordance with GAAP as an indicator of operating performance.

The following table presents PSE’s ROE, its return on AMA equity, and it's authorized regulated ROE for 2016 and 2015:

	2016			2015
(Dollars in Thousands)	Earnings	Average Common Equity	Return on Equity	Earnings	Average Common Equity	Return on Equity
Return on equity	$380,581	$3,426,620	11.1%	$304,189	$3,320,861	9.2%
Less/Plus: Unrealized gains and losses on derivative instruments, after-tax	(54,467)	—	*	(8,247)	—	*
Less: Equity adjustments[1]	—	177,196	*	—	228,267	*
Plus: Impact of average of monthly average (AMA)	—	57,212	*	—	34,585	*
Return on AMA equity	$326,114	$3,661,028	8.9%	$295,942	$3,583,713	8.3%
Authorized regulated return on equity	*	*	9.8%	*	*	9.8%
_______________

[1]
Equity adjustments are related to removing the impacts of accumulated other comprehensive income (AOCI), subsidiary retained earnings, retained earnings of derivative instruments, and decoupling 24-month revenue reserve.

*	Not meaningful and/or applicable.

The Company’s 2016 return on AMA equity was 8.9%, which is lower than the authorized regulated ROE primarily due to the following:

•
Regulated equity (rate base time's equity percent) was $360.0 million lower than AMA equity for the year ended December 31, 2016. The variance was primarily driven by the impact on rate base of the deferred tax liability for utility, plant and equipment. The impact on ROE for this variance was 1.0%.

•	Depreciation expense was $10.5 million higher than the amount allowed in rates for the year ended December 31, 2016.

•	Partially offsetting the above was net revenue from below the line activities which totaled $4.3 million.

The Company’s 2015 return on AMA equity was 8.3%, which is lower than the authorized regulated ROE primarily due to the following:

•
Regulated equity (rate base time's equity percent) was $256.0 million lower than AMA equity for the year ended December 31, 2015. The variance was primarily driven by the unanticipated impacts on rate base of the deferred tax liability for utility, plant and equipment and lower than anticipated capital spending due to slower than anticipated growth in PSE’s service territory. The impact on ROE for this variance was 1.1%.

•	Utility margins were $6.1 million lower than allowed in rates for the year ended December 31, 2015 due to the impacts of warmer than normal weather conditions.

•	Depreciation expense was $5.2 million higher than the amount allowed in rates for the year ended December 31, 2015.

Factors and Trends Affecting PSE’s Performance
PSE’s ongoing regulatory requirements and operational needs necessitated the investment of substantial capital in 2016 and will continue to do so in future years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:

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

Regulation of PSE Rates and Recovery of PSE Costs
The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission. The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Accordingly, the Company will need to seek rate relief on a regular and frequent basis in the future. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost effective, reliable and safe electric and natural gas service. If the Washington Commission determines that an operating expense or capital investment does not meet the reasonable and prudent standards, the costs (including return on any resulting rate base) related to such operating expense or capital investment may be disallowed, partially or entirely, and not recovered in rates.
During 2013, PSE completed an ERF, which was a limited scope rate proceeding, and established a decoupling mechanism for natural gas operations and electric transmission, distribution and administrative costs. The ERF proceeding established baseline rates on which the decoupling mechanism will operate during the rate plan period. The ERF also established a property tax tracker mechanism in which any difference between amounts in rates and property tax payments will be deferred and recovered in an annual filing based on the annual cash payments for the year.
The decoupling mechanism allows PSE to recover costs on a per customer basis rather than on a consumption basis. Included in the decoupling petition was a rate plan that allows PSE an opportunity to earn its authorized rate of return without the need for another GRC process during the rate plan period. The rate plan included predetermined annual increases to PSE’s allowed electric and natural gas revenue. This plan required PSE to file a GRC no later than April 1, 2016 which date was later extended by the Washington Commission to January 17, 2017.
Washington state law also requires PSE to pursue electric conservation that is cost-effective, reliable and feasible. PSE’s mandate to pursue electric conservation initiatives may have a negative impact on the electric business financial performance due to lost margins from lower sales volumes as power costs are not part of the decoupling mechanism. Although not specified by Washington state law, the Washington Commission also sets natural gas conservation achievement standards for PSE. The effects of achieving these standards will, however, have only a slight negative impact on natural gas business financial performance due to the natural gas business being almost fully decoupled.

General Rate Case Filing
On March 17, 2016, the Washington Commission approved a joint petition postponing the filing of PSE’s GRC until no later than January 17, 2017. As part of the petition, PSE agreed to update power costs on December 1, 2016 in conjunction with the

Centralia PPA compliance filing. Additionally, PSE agreed to include in its GRC filing a plan for closure of coal fired steam electric generation facility in ColstripColstrip Units 1 and 2, of which PSE owns a 50% interest. Monthly allowed revenue per customer includes an automatic annual increase and will continue through December 2017 when new rates go into effect from PSE's 2017 GRC.
On January 13, 2017, PSE filed its GRC with the Washington Commission which proposed a weighted cost of capital of 7.74%, or 6.69% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.8%. The requested combined electric tariff changes would result in a net increase of $86.3 million, or 4.1%. The requested combined natural gas tariff changes would result in a net decrease of $22.3 million, or 2.4%. The filing was subsequently suspended, which means that the final rates granted in the proceeding will go into effect no later than December 13, 2017.
PSE’s GRC filing included the required plan for Colstrip Units 1 and 2 closures, see Item 3, "Legal Proceedings". PSE also requested that the Washington Commission offset the regulatory liabilities for PTCs and Grants against the future cost of Colstrip shutdown and remediation in order to prevent future rate increases to customers. Additionally, PSE’s filing contains requests for two new mechanisms to address regulatory lag. PSE has requested procedures for an ERF that can be used to update PSE’s delivery revenues on an expedited basis following a general rate case proceeding. PSE also requested approval to establish an electric CRM similar to its existing natural gas CRM which would allow PSE to obtain accelerated cost recovery on specified electric reliability projects.

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms are expected to mitigate the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs from residential, commercial and industrial customers to mitigate the effects of weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues will be recovered on a per customer basis regardless of actual consumption levels. The energy supply costs, which are part of the PCA and PGA mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption. Following each calendar year, PSE will recover from, or refund to, customers the difference between allowed decoupling revenue and the corresponding actual revenue during the following May to April time period. The decoupling mechanism will end on December 31, 2017 unless the continuation of the requested mechanism is approved in PSE’s 2017 GRC which PSE filed on January 13, 2017. Decoupling over and under collections will still be collectible or refundable after December 31, 2017, even if the decoupling mechanism is not extended.
On April 28, 2016, the Washington Commission approved PSE’s request to change rates under its electric and natural gas decoupling mechanisms, effective May 1, 2016. The overall changes represent a rate increase for electric customers of $20.8 million, or 1.0%, annually, and a rate increase for natural gas customers of $25.4 million, or 2.8%, annually. In addition, PSE exceeded the earnings test threshold for both its electric and natural gas businesses in 2016 and 2015. As a result, PSE recorded a reduction in electric decoupling deferral and revenue of $11.2 million and $16.3 million, respectively, and a reduction in natural gas deferral and revenue of $2.1 million and $9.2 million, respectively. This was reflected as a reduction to the electric and natural gas rate increases noted above. As noted earlier, the Company is also limited to a 3.0% annual decoupling related cap on increases in total revenue.  This limitation was triggered for the natural gas residential rate class. The resulting amount of deferral that was not included in the 2016 rate increase is $28.7 million for natural gas revenue that was accrued through December 31, 2015. This amount may be included in customer rates beginning in May 2017, subject to subsequent application of the earnings test and the 3.0% cap on decoupling related rate increases.
Due to the 3.0% cap on annual decoupling increases noted above and the growing size of decoupling deferrals, PSE performed an analysis as of December 31, 2016 to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of December 31, 2016.  The analysis indicated $19.6 million and $1.3 million of natural gas and electric decoupling revenue, respectively, will not be collected within 24 months. Therefore, PSE did not recognize this portion of decoupling revenue. However, once it is determined to be collectible within 24 months, it will be recognized.

Other Proceedings
Microsoft
PSE and Microsoft have been in conversations to develop a mechanism to provide open access service to satisfy sustainability objectives. To that end, PSE filed a tariff that has strong limitations on eligibility, including a stranded cost amount that Microsoft would be required to pay in order to keep all other customers whole. The proposed tariff is currently suspended while the Washington Commission undertakes discovery.

Voluntary Long-Term Renewable Energy
On September 28, 2016, the Washington Commission approved PSE's tariff revision to create an additional voluntary renewable energy product, effective September 30, 2016. This will provide customers with energy choices to help them meet their sustainability goals. Incremental costs of the program will be allocated to the voluntary participants of the program as is the case with PSE’s existing Green Power programs. PSE will initially offer this service to larger customers (aggregated annual loads greater than 10,000,000 kWh) and government customers.

Electric Rates
Power Cost Adjustment Mechanism
PSE currently has a PCA mechanism that provides for the deferral of power costs that vary from the “power cost baseline” level of power costs. The “power cost baseline” levels are set, in part, based on normalized assumptions about weather and hydroelectric conditions.  Excess power costs or savings are apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism and will trigger a surcharge or refund when the cumulative deferral trigger is reached.
The graduated scale that was applicable through December 31, 2016 was as follows:

Annual Power Cost Variability	Company’s Share	Customers' Share
+/- $20 million	100%	—%
+/- $20 million - $40 million	50	50
+/- $40 million - $120 million	10	90
+/- $120 + million	5	95

On August 7, 2015, the Washington Commission issued an order approving the settlement proposing changes to the PCA mechanism. The settlement agreement took effect January 1, 2017 and will apply the following scale:

Annual Power Cost Variability	Company's Share		Customers’ Share
Over or Under Collection:	Over	Under	Over	Under
Over or Under Collected by up to $17 million	100%	100%	—%	—%
Over or Under Collected by between $17 million - $40 million	35	50	65	50
Over or Under Collected beyond $40 + million	10	10	90	90

The settlement also resulted in the following changes to the PCA mechanism:

•	Reduction to the cumulative deferral trigger for surcharge or refund from $30.0 million to $20.0 million;

•
Removal of fixed production costs from the PCA mechanism and placing them in the decoupling mechanism, assuming the decoupling mechanism continues after its review in the 2017 GRC. If decoupling was not to continue, those fixed production costs would be treated the same as other non-PCA costs unless permission to treat them in another manner is obtained from the Washington Commission. These fixed production costs include: (i) return and depreciation/amortization on fixed production assets and regulatory assets and liabilities; (ii) return on, depreciation, transmission expense and revenues on specific transmission assets; and (iii) hydro, other production and other power related expenses and O&M costs;

•	Suspension of the requirement that a GRC must be filed within three months after rates are approved in a PCORC;

•	Agreement, for a five-year period, that PSE will not file a GRC or PCORC within six months of the date rates go into effect for a PCORC filing; and

•	Establishment of a five-year moratorium on changes to the PCA.

Pursuant to the PCA Settlement approved on August 7, 2015, effective January 1, 2017, PSE's fixed costs are no longer tracked in PSE's PCA mechanism.  Accordingly, on September 30, 2016, PSE filed an accounting petition with the Washington Commission which requests deferral of the variances, either positive or negative, between the fixed costs previously recovered in the PCA and the revenue received to cover the allowed fixed costs.  The deferral period requested is January 1, 2017 through December 31, 2017 when rates are in effect from PSE's next GRC.  The Commission issued Order No. 01 on November 10, 2016 approving PSE’s accounting petition.

PSE had an annual PCA receivable during the year ended December 31, 2016, due to under recovering $1.0 million of power costs.  This compares to an annual PCA receivable of $8.7 million for the year ended December 31, 2015. The change was driven by a decrease in actual costs.

Federal Incentive Tracker Tariff
On December 22, 2016, the Washington Commission approved the annual true-up and rate filing to PSE's Federal Incentive Tracker Tariff, with an effective date of January 1, 2017. The true-up filing resulted in a total credit of $51.7 million to be passed back to eligible customers over the twelve months beginning January 1, 2017.  The total credit includes $38.1 million which represents the pass-back of grant amortization and $13.6 million represents the pass through of interest, in addition to a minor true-up associated with the 2016 rate period.  This filing represents an overall average rate increase of 0.3% annually.

Power Cost Update Compliance Filing
On September 30, 2016, PSE filed with the Washington Commission the update to power costs under Schedule 95, which was allowed for under Order No. 04 in the 2014 PCORC, and required under the joint petition filed March 9, 2016, seeking to postpone the filing of PSE’s GRC. The filing requested a reduction in Schedule 95 rates of $37.3 million or an overall rate decrease of 1.7% annually. A corresponding reduction in the PCA Mechanism Baseline Rate used to track the PCA imbalance for sharing was also requested in this filing. PSE’s rate filing became effective on December 1, 2016 by operation of law.

Electric Property Tax Tracker Mechanism
On April 28, 2016, the Washington Commission approved PSE's request to change rates under its electric property tax tracker mechanism, effective May 1, 2016.  The approved rate change incorporates the effects of an increase to property taxes paid as well as true-ups to the rate from the prior year.  This represents a rate increase for electric customers of $5.7 million, or 0.3% annually.

Electric Conservation Rider
On March 1, 2017, PSE filed with the Washington Commission the annual filing to change rates under its electric conservation rider mechanism, effective May 1, 2017. The proposed rate filing requests estimated program year expenditures as well as a true up for actual costs and collections for the conservation program for the prior period which would result in a rate increase for electric customers of $16.5 million, or 0.7% annually.
On April 28, 2016, the Washington Commission approved PSE's request to implement changes to rates under its electric conservation rider mechanism, effective May 1, 2016.  The approved rate change incorporates estimated program year expenditures as well as a true up for actual costs and collections for the conservation program for the prior period.  This represents a rate decrease for electric customers of $11.7 million, or 0.5% annually.

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

Natural Gas Property Tax Tracker Mechanism
On April 28, 2016, the Washington Commission approved PSE's request to change rates under its natural gas property tax tracker mechanism, effective May 1, 2016.  This represents a rate increase for natural gas customers of $3.5 million or 0.4% annually.

Natural Gas Conservation Rider
On March 1, 2017, PSE filed with the Washington Commission the annual filing to change rates under its natural gas conservation rider mechanism, effective May 1, 2017. The proposed rate filing requests estimated program year expenditures as well as a true up for actual costs and collections for the conservation program for the prior period which would result in a rate decrease for natural gas customers of $1.0 million, or 0.1% annually.
On April 28, 2016, the Washington Commission approved PSE's request to implement changes to rates under its natural gas conservation rider mechanism, effective May 1, 2016.  The approved rate change reflects estimated program year expenditures as well as a true up for actual costs and collections for the conservation program for the prior period.  This represents a rate increase for natural gas customers of $2.9 million, or 0.3% annually.

For additional information, see Business, "Regulation and Rates" included in Item 1 of this report and Note 3, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. PSE's credit facilities mature in 2019 and Puget Energy's senior secured credit facility matures in 2018. See discussion on credit facilities in Part II in Item 7, “Financing Program - Puget Sound Energy - Credit Facilities and Puget Energy - Credit Facility".

Regulatory Compliance Costs and Expenditures
PSE's operations are subject to extensive federal, state and local laws and regulations. These regulations cover electric system reliability, natural gas pipeline system safety and energy market transparency, among other areas. Environmental laws and regulations related to air and water quality, including climate change and endangered species protection, waste handling and disposal (including generation by-products such as coal ash), remediation of contamination and siting new facilities also impact the Company's operations. PSE must spend significant amounts to fulfill requirements set by regulatory agencies, many of which have greatly expanded mandates on measures including, but not limited to, resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement and fees.
Compliance with these or other future regulations, such as those pertaining to climate change, could require significant capital expenditures by PSE and may adversely affect PSE's financial position, results of operations, cash flows and liquidity.

Other Challenges and Strategies
Competition
PSE’s electric and natural gas utility retail customers generally do not have the ability to choose their electric or natural gas supplier; and therefore, PSE’s business has historically been recognized as a natural monopoly. However, PSE faces competition from public utility districts and municipalities that want to establish their own municipal-owned utility, as a result of which PSE may lose a number of customers in its service territory. Further, PSE faces increasing competition for sales to its retail customers.  Alternative methods of electric energy generation, including solar and other self-generation methods, compete with PSE for sales to existing electric retail customers.  In addition, PSE’s natural gas customers may elect to use heating oil, propane or other fuels instead of using and purchasing natural gas from PSE.

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document.  The following discussion provides the significant items that impacted PSE’s results of operations for the years ended December 31, 2016 and 2015.  Set forth below are the consolidated financial results of PSE for the years ended December 31, 2016, 2015 and 2014.

Non-GAAP Financial Measures – Electric and Natural Gas Margins
The following discussion includes financial information prepared in accordance with GAAP, as well as two other financial measures, electric margin and natural gas margin, that are considered “non-GAAP financial measures.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that includes adjustments that result in a departure from GAAP presentation.  The presentation of electric margin and natural gas margin is intended to supplement an understanding of PSE’s operating performance.  Electric margin and natural gas margin are used by PSE to determine whether PSE is collecting the appropriate amount of revenue from its customers to maintain electric and natural gas margins to ultimately provide adequate recovery of operating costs, including interest and equity returns.  PSE’s electric margin and natural gas margin measures may not be comparable to other companies’ electric margin and natural gas margin measures.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE’s service territory. The following table displays the details of PSE’s electric margin changes from periods 2016 to 2015 and periods 2015 to 2014:

Electric Margin	Year Ended December 31,		Dollar Change	Year Ended December 31,	Dollar Change
(Dollars in Thousands)	2016	2015		2014
Electric operating revenue:
Residential sales	$1,138,871	$1,061,117	$77,754	$1,003,205	$57,912
Commercial sales	872,057	867,786	4,271	824,778	43,008
Industrial sales	113,469	114,223	(754)	107,750	6,473
Other retail sales	20,045	20,216	(171)	19,707	509
Total retail sales	2,144,442	2,063,342	81,100	1,955,440	107,902
Transportation sales	10,937	10,143	794	9,502	641
Sales to other utilities and marketers	50,124	46,666	3,458	41,680	4,986
Decoupling revenue	29,968	13,630	16,338	25,735	(12,105)
Other decoupling revenue[1]	(21,168)	(16,634)	(4,534)	5,609	(22,243)
Other	24,189	11,321	12,868	45,831	(34,510)
Total electric operating revenues[2]	2,238,492	2,128,468	110,024	2,083,797	44,671
Minus power costs:
Purchased electricity[2]	(531,596)	(499,522)	(32,074)	(514,087)	14,565
Electric generation fuel[2]	(215,331)	(249,907)	34,576	(263,493)	13,586
Residential exchange[2]	69,824	112,473	(42,649)	129,036	(16,563)
Total electric power costs	(677,103)	(636,956)	(40,147)	(648,544)	11,588
Electric margin[3]	$1,561,389	$1,491,512	$69,877	$1,435,253	$56,259

Electric Energy Sales
MWh
Residential sales	10,245,326	10,164,703	80,623	10,349,928	(185,225)
Commercial sales	8,895,950	8,999,068	(103,118)	8,900,863	98,205
Industrial sales	1,223,214	1,257,958	(34,744)	1,226,588	31,370
Other retail sales	90,753	94,847	(4,094)	98,499	(3,652)
Total energy sales to customers	20,455,243	20,516,576	(61,333)	20,575,878	(59.302)
_______________

[1]	Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

[2]	As reported on PSE’s Consolidated Statement of Income.

[3]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

2016 compared to 2015
Electric Operating Revenue
Electric operating revenues increased $110.0 million primarily due to higher residential sales of $77.8 million, increased deferred decoupling revenue of $16.3 million and other electric operating revenue of $12.9 million.  These items are discussed in detail below:

•
Electric retail sales increased $81.1 million due to increases in rates and residential exchange credits of $86.4 million which was partially offset by $5.6 million due to lower retail electricity usage for non-residential customers.

•	Decoupling revenue increased $16.3 million due to the allowed decoupled revenues per customer as compared to volumetric revenues in 2016 compared to 2015.

•	Other electric operating revenue increased $12.9 million primarily due to a reduction of amortization of PTC deferral credits of $10.1 million and non-core gas sales of $6.8 million.

Electric Power Costs
Electric power costs decreased $40.1 million primarily due to a decrease of $42.6 million of residential exchange credits, an increase of $32.1 million of purchase electricity costs, partially offset by a decrease of $34.5 million of electric generation fuel expense. These items are discussed in detail below:

•
Purchased electricity expense increased $32.1 million primarily due to a $42.3 million increase in long-term firm and market power purchases, $10.0 million increase in PURPA purchases, partially offset by $26.3 million related to reduced wholesale purchases of power.

•	Electric generation fuel expense decreased $34.5 million primarily due to lower natural gas prices and burn volumes for our combustion turbine generation plants.

•
Residential exchange credits decreased $42.6 million resulting from lower Residential Exchange Program (REP) credits associated with the BPA REP settlement.  The REP credit tariff was lowered effective October 1, 2015. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

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

2015 compared to 2014
Electric Operating Revenue
Electric operating revenues increased $44.7 million primarily due to higher residential sales of $57.9 million, higher commercial sales of $43.0 million, partially offset by decreased deferred decoupling revenue and other decoupling revenue of $12.1 million and $22.2 million, respectively and other electric operating revenue of $34.5 million.  These items are discussed in detail below:

•
Electric retail sales increased $107.9 million due to increases in rates of $113.5 million due primarily to additional $49.1 million credit provided to customers on Jefferson County Public Utility District (JPUD) gain in 2014, $17.0 million of additional Residential Exchange credits, and $12.9 million additional Renewable Energy Credit (REC) credits in 2014, which was partially offset by $5.6 million due to lower retail electricity usage.

•	Decoupling revenue resulted in a decrease of $12.1 million due to the allowed decoupled revenues per customer as compared to volumetric revenues in 2015 compared to 2014.

•	Other decoupling revenue decreased $22.2 million due to $12.8 million recovery from customers and $9.4 million related to over earnings sharing band of the decoupling mechanism.

•	Other electric operating revenue decreased $34.5 million primarily due to a reduction of non-core natural gas sales of $23.8 million and biogas revenues of $10.1 million.

Electric Power Costs
Electric power costs increased $11.6 million primarily due to an increase of $14.6 million of purchase electricity costs, an increase of $13.6 million of electric generation fuel costs partially offset by a decrease of $16.6 million of residential exchange credits. The following items are discussed in detail:

•
Purchased electricity expense decreased $14.6 million primarily due to a $27.4 million decrease in long-term firm and market power purchases, partially offset by $10.1 million related to the PCA customer portion in 2014.

•	Electric generation fuel expense decreased $13.6 million primarily due to lower natural gas prices for our combustion turbine generation plants.

•
Residential exchange credits decreased $16.6 million resulting from lower REP credits associated with the BPA REP settlement.  The REP credit tariff was lowered effective October 1, 2015. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

Natural Gas Margin
Natural gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE’s service territory. The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs. PSE's margin or net income is not affected by changes under the PGA mechanism because over and under recoveries of natural gas costs included in baseline PGA rates are deferred and either refunded or collected from customers, respectively, in future periods. The following table and discussion highlights significant items that impact natural gas operating revenue and natural gas energy costs which are included in natural gas margin for the years ended December 31, 2016, 2015 and 2014:

Natural Gas Margin	Year Ended December 31,		Dollar Change	Year Ended December 31,	Dollar Change
(Dollars in Thousands)	2016	2015		2014
Natural gas operating revenue:
Residential sales	$578,955	$597,572	$(18,617)	$644,055	$(46,483)
Commercial sales	235,695	268,044	(32,349)	281,526	(13,482)
Industrial sales	19,643	22,420	(2,777)	25,366	(2,946)
Total retail sales	834,293	888,036	(53,743)	950,947	(62,911)
Transportation sales	20,322	18,666	1,656	17,069	1,597
Decoupling revenue	52,114	51,981	133	29,116	22,865
Other decoupling revenue[1]	(28,761)	(26,038)	(2,723)	2,208	(28,246)
Other	12,542	14,904	(2,362)	13,520	1,384
Total natural gas operating revenues[2]	890,510	947,549	(57,039)	1,012,860	(65,311)
Minus purchased gas costs[2]	(313,954)	(403,310)	89,356	(458,691)	55,381
Natural gas margin[3]	$576,556	$544,239	$32,317	$554,169	$(9,930)

Natural Gas Volumes
(Therms in Thousands)
Residential	521,771	492,997	28,774	527,423	(34,426)
Commercial firm	233,586	230,507	3,079	242,095	(11,588)
Industrial firm	22,783	23,777	(994)	26,481	(2,704)
Interruptible	49,533	43,931	5,602	46,113	(2,182)
Total retail natural gas volumes, therms	827,673	791,212	36,461	842,112	(50,900)
Transportation volumes	230,724	220,392	10,332	211,429	8,963
Total natural gas volumes	1,058,397	1,011,604	46,793	1,053,541	(41,937)
_______________

[1]	Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

[2]	As reported on PSE’s Consolidated Statement of Income.

[3]	Natural gas margin does not include any allocation for amortization/depreciation expense or natural gas operations and maintenance expense.

2016 compared to 2015
Natural Gas Operating Revenue
Natural gas operating revenue decreased $57.0 million primarily due to lower natural gas retail sales revenue of $53.7 million due to a decrease of $90.6 million related to the PGA rate reduction, partially offset by an increase of $41.0 million in gas sales due to higher therms sold. Commercial and residential customers contributed $32.3 and $18.6 million of the net change, respectively.

Natural Gas Energy Costs
Purchased natural gas expense decreased $89.4 million due to lower natural gas costs included in PGA rates which was partially offset by an increase in usage of 4.6%.

2015 compared to 2014
Natural Gas Operating Revenue
Natural gas operating revenue decreased $65.3 million due primarily to lower natural gas retail sales revenue of $62.9 million as a result of lower natural gas therm sales, PGA rate reduction and partially offset by decoupling revenue. These items are discussed in detail below.

•	Natural gas retail sales revenue decreased $62.9 million primarily due to a decrease of $57.5 million in natural gas sales due to lower therms sold and $5.4 million due to the PGA rate reduction.

•	Decoupling revenue resulted in an increase of $22.9 million due to lower volumetric revenues compared to the allowed decoupled revenues per customer.

•
Other Decoupling revenue decreased $28.2 million due to return of over earnings sharing band of the decoupling mechanism of $10.5 million, 24-month exceeding the collection period for decoupling of $10.0 million and collection from customers of $7.8 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $55.4 million due to lower natural gas costs reflected in PGA rates and by a decrease in usage of 6.0%.

Other Operating Expenses and Other Income (Deductions)
The following table displays the details of PSE's operating expenses and other income (deductions) from periods 2016 to 2015 and periods 2015 to 2014:

Puget Sound Energy	Year Ended December 31,		Dollar Change	Year Ended December 31,	Dollar Change
(Dollars in Thousands)	2016	2015		2014
Operating expenses:
Net unrealized (gain) loss on derivative instruments	$(83,795)	$(12,688)	$(71,107)	$85,636	$(98,324)
Utility operations and maintenance	568,492	530,720	37,772	550,146	(19,426)
Non-utility expense and other	37,859	26,618	11,241	23,729	2,889
Depreciation and amortization	439,579	420,807	18,772	365,606	55,201
Conservation amortization	107,784	110,866	(3,082)	104,096	6,770
Taxes other than income taxes	328,649	320,531	8,118	310,982	9,549
Other income (deductions):
Other income	25,537	20,711	4,826	24,036	(3,325)
Other expense	(10,923)	(6,764)	(4,159)	(7,457)	693
Interest expense, net of AFUDC	(233,679)	(239,996)	6,317	(259,316)	19,320
Income tax expense	175,347	125,900	49,447	89,342	36,558

2016 compared to 2015
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments increased $71.1 million to a gain of $83.8 million. The net gain in 2016 was comprised of a gain of $62.3 million related to natural gas for power derivative instruments and a $21.5 million gain related to electricity derivative instruments.  This compares to a gain of $22.0 million related to electricity derivative instruments and a loss of $9.3 million related to natural gas for power derivative instruments, respectively, during the prior year.  The gain was primarily due to increases in natural gas and wholesale electricity forward prices.

•
Utility operations and maintenance expense increased $37.8 million primarily driven by (i) an increase of $15.7 million of administrative and general expense, primarily due to an increase in outside services employed expense of $7.4 million, an increase of electric maintenance expense of $3.2 million and an increase of administrative and general salary expense of $2.9 million; (ii) $10.7 million of natural gas operation expense primarily due to an increase in distribution operation and maintenance for mains and services of $6.2 million to increase system reliability; (iii) $7.6 million of operations and maintenance expense at our generation plants and (iv) $5.4 million of electric distribution maintenance overhead line expense; partially offset by (v) $4.6 million in meter reading expense.

•
Depreciation and amortization expense increased $18.8 million primarily due to $16.5 million of depreciation expense primarily due to net additions of $173.9 million of natural gas distribution assets, $148.5 million of electric distribution assets and $90.6 million of electric transmission assets.

•
Taxes other than income taxes increased $8.1 million primarily due to an increase in electric property taxes of $6.0 million from an increase in load, electric state excise taxes of $2.9 million and municipal taxes of $2.9 million due to increased revenue, partially offset by a decrease of $2.7 million in natural gas municipal taxes and $2.1 million in natural gas state excise taxes due to decreased revenue.

Other Income, Interest Expense and Income Tax Expense

•	Interest expense decreased $6.3 million primarily due to a decrease of $3.8 million in interest on long-term debt and $1.7 million related to allowance for funds used during construction (AFUDC) debt.

•
Income tax expense increased $49.4 million primarily driven by a higher pre-tax income and a decrease in PTCs generated. For additional information, see Note 13, "Income Taxes" to the consolidated financial statements included in Item 8 of this report.

2015 compared to 2014
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments increased $98.3 million to a gain of $12.7 million. The net gain in 2015 was comprised of a gain of $22.3 million related to electricity derivative instruments and a $9.3 million loss related to PSE's natural gas derivative instruments for power.  This compares to a loss of $42.3 million related to PSE's natural gas for power derivative instruments and a loss of $43.3 million related to electricity derivative instruments, respectively, during the prior year.  The gain was primarily due to decreases in natural gas and wholesale electricity forward prices.

•	Utility operations and maintenance expense decreased $19.4 million primarily driven by a decrease of $8.3 million in bad debts expense and $7.0 million in meter reading expenses.

•
Depreciation and amortization expense increased $55.2 million primarily due to $43.6 million of electric amortization expense from $46.9 million of regulatory credits related to the JPUD gain on sale returned to customers and a net increase of $3.1 million of Electron sale loss amortization, partially offset by a decrease of $5.7 million in PTC deferral. Natural gas depreciation also increased in the amount of $5.3 million, mainly due to new additions.

•	Conservation amortization increased $6.8 million primarily due to an increase of $6.2 million in conservation rider rate annual adjustments.

•	Taxes other than income taxes increased $9.5 million primarily due to an increase in property taxes of $5.7 million, state excise taxes of $4.3 million and municipal taxes of $2.4 million.

Other Income, Interest Expense and Income Tax Expense

•
Other income decreased $3.3 million primarily due to PSE's share of the JPUD gain of $7.5 million in 2014, which was partially offset by an increase in AFUDC equity income of $2.3 million and an increase in interest and dividend income of $1.4 million.

•
Interest expense decreased $19.3 million primarily due to a decrease of $12.0 million in regulatory liability interest expense, a reduction of $3.5 million of interest on long term debt, and an increase of $2.0 million of AFUDC debt.

•	Income tax expense increased $36.6 million primarily driven by a higher pre-tax income.

Puget Energy
Substantially all the operations of Puget Energy are conducted through its regulated subsidiary, PSE.  Puget Energy’s net income for the years ended December 31, 2016, 2015 and 2014 was as follows:

Benefit/(Expense)	Year Ended December 31,		Dollar Change	Year Ended December 31,	Dollar Change
(Dollars in Thousands)	2016	2015		2014
PSE net income	$380,581	$304,189	$76,392	$236,614	$67,575
Other operating revenue and income	(316)	(558)	242	(2,949)	2,391
Net unrealized gain on derivative instruments	—	544	(544)	1,491	(947)
Non-utility expense and other	10,710	15,801	(5,091)	10,620	5,181
Non-hedged interest rate swap expense	(1,062)	(3,796)	2,734	(3,915)	119
Interest expense [1]	(112,156)	(109,125)	(3,031)	(102,382)	(6,743)
Income tax benefit (expense)	35,142	34,124	1,018	32,356	1,768
Puget Energy net income	$312,899	$241,179	$71,720	$171,835	$69,344
_______________

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

2016 compared to 2015
Summary Results of Operations
Puget Energy’s net income increased by $71.7 million, which is primarily attributable to PSE's net income increase of $76.4 million.  The following are significant factors that impacted Puget Energy’s net income which are not included in PSE’s discussion:

•	Non-utility expense and other decreased $5.1 million primarily due to legal outside services of $2.8 million, qualified pension expense of $1.2 million.

2015 compared to 2014
Summary Results of Operations
Puget Energy’s net income increased by $69.3 million, which is primarily attributable to PSE's net income increase of $67.6 million.  The following are significant factors that impacted Puget Energy’s net income which are not included in PSE’s discussion:

•	Non-utility expense and other increased $5.2 million primarily due to higher pension expense related to the qualified pension plan.

•	Interest expense increased $6.7 million primarily due to interest expense on the long-term senior secured notes issued in 2015.

Capital Resources and Liquidity

Capital Requirements
Contractual Obligations and Commercial Commitments
The following are PSE’s and Puget Energy’s aggregate contractual obligations as of December 31, 2016:

	Payments Due Per Period
(Dollars in Thousands)	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Contractual obligations:
Energy purchase obligations[1]	$6,147,014	$1,041,888	$1,532,971	$1,227,542	$2,344,613
Long-term debt including interest[2]	8,561,749	220,061	614,432	408,338	7,318,918
Short-term debt including interest	245,775	245,775	—	—	—
Service contract obligations	596,660	49,748	100,694	124,720	321,498
Non-cancelable operating leases[3]	187,161	22,212	37,912	24,644	102,393
PSE capital leases[3]	666	296	370	—	—
Pension and other benefits funding and payments	71,401	20,236	10,944	6,178	34,043
Total PSE contractual cash obligations	15,810,426	1,600,216	2,297,323	1,791,422	10,121,465
Long-term debt including interest[2]	2,330,495	99,242	210,805	1,107,765	912,683
Total Puget Energy contractual cash obligations	$18,140,921	$1,699,458	$2,508,128	$2,899,187	$11,034,148
_______________

[1]
Energy purchase contracts were entered into as part of PSE’s obligation to serve retail electric and natural gas customers’ energy requirements.  As a result, costs are generally recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost adjustment mechanisms.

[2]
For individual long-term debt maturities, see Note 6, "Long-Term Debt," to the consolidated financial statements included in Item 8 of this report.  For Puget Energy, the amount above excludes the fair value adjustments related to the merger.

[3]	For additional information, see Note 8, "Leases," to the consolidated financial statements included in Item 8 of this report.

The following are PSE’s and Puget Energy’s aggregate availability under commercial commitments as of December 31, 2016:

	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2017	2018 - 2019	2020 - 2021	Thereafter
Commercial commitments:
PSE working capital facility[1]	$650,000	$—	$650,000	$—	$—
PSE energy hedging facility[1]	350,000	—	350,000	—	—
Inter-company short-term debt[2]	30,000	—	—	—	30,000
Total PSE commercial commitments	1,030,000	—	1,000,000	—	30,000
Puget Energy revolving credit facility[3]	800,000	—	800,000	—	—
Less: Inter-company short-term debt elimination[2]	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,800,000	$—	$1,800,000	$—	$—
_______________

[1]
As of December 31, 2016, PSE had two credit facilities which provide, in the aggregate, $1.0 billion of short-term liquidity needs, and which will mature in April 2019.  These facilities consisted of a $650.0 million revolving liquidity facility to be used for general corporate purposes, including a backstop to the Company's commercial paper program, and a $350.0 million energy hedging facility.  The $650.0 million liquidity facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facilities also have an accordion feature that, upon the banks' approval, would increase the total size of these facilities to $1.5 billion. As of December 31, 2016, no loans or letters of credit were outstanding under the PSE energy hedging facility, no loans or letters of credit were outstanding under the PSE liquidity facility and $245.8 million was outstanding under the commercial paper program. The credit agreements are syndicated among numerous lenders. Outside of the credit agreements, PSE has a $3.5 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

[2]	As of December 31, 2016, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million.

[3]
As of December 31, 2016, Puget Energy had a revolving senior secured credit facility totaling $800.0 million, which matures in April 2018. The revolving senior secured credit facility is syndicated among numerous lenders. The revolving senior secured credit facility also has an accordion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. As of December 31, 2016, there was $12.5 million drawn and outstanding under the Puget Energy credit facility.

Off-Balance Sheet Arrangements
As of December 31, 2016, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, totaled $681.1 million in 2016.  Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Thousands)	2017	2018	2019
Total energy delivery, technology and facilities expenditures	$1,092,000	$972,000	$809,000

The program is subject to change based upon general business, economic and regulatory conditions.  Utility construction expenditures and any new generation resource expenditures are typically funded from a combination of cash from operations, short-term debt, long-term debt and/or equity.  PSE’s utility construction program expenditures periodically can and do exceed cash flow generated from operations.  As a result, execution of PSE’s utility construction program is dependent, in part, on continued access to capital markets.

Capital Resources
Cash from Operations

2016 compared to 2015
Puget Sound Energy
Cash generated from operations for the year ended December 31, 2016 increased by $80.1 million, including $76.4 million from net income. The following are significant factors that impacted PSE's cash flows from operations:

•
The increase in cash flow from accounts receivable and unbilled revenue was the result of a decrease of $29.2 million from $66.5 million in 2015 to $37.4 million in 2016. The reduction in accounts receivable resulted from implementation of an improved collections strategy in 2016. Unbilled revenue primarily decreased due to an increase in load; allowing for billing of prior year accrued revenue.

•	The increase in cash flow from deferred income taxes and tax credits of $48.9 million from $125.9 million in 2015 to $174.8 million in 2016 was primarily due to increased additions to plant in 2016.

•
The decrease in cash flow from net unrealized (gain) loss on derivative instruments was the result of an increase in net unrealized gain of $71.1 million from $12.7 million in 2015 to $83.8 million in 2016. The net gain in 2016 was comprised of a gain of $62.3 million related to natural gas for power derivative instruments and a $21.5 million gain related to electricity derivative instruments.  This compares to a gain of $22.0 million related to electricity derivative instruments and a loss of $9.3 million related to natural gas for power derivative instruments, respectively, during the prior year.  The gain was primarily due to increases in natural gas and wholesale electricity forward prices.

Puget Energy
Cash generated from operations for the year ended December 31, 2016 increased by $80.1 million compared to the same period in 2015.  The net difference was primarily impacted by the increase from cash flow provided by the operating activities of PSE, as previously discussed.

Financing Program
The Company’s external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs.  The Company anticipates refinancing the redemption of bonds or other long-term borrowings with its credit facilities and/or the issuance of new long-term debt.  Access to funds depends upon factors such as Puget Energy’s and PSE’s credit ratings, prevailing interest rates and investor receptivity to investing in the utility industry, Puget Energy and PSE. The Company believes it has sufficient liquidity through its credit facilities and access to capital markets to fund its needs over the next twelve months.
Proceeds from PSE’s short-term borrowings and sales of commercial paper are used to provide working capital and the interim funding of utility construction programs.  Puget Energy and PSE continue to have reasonable access to the capital and credit markets.
As of December 31, 2016 and 2015, PSE had $245.8 million and $159.0 million in short-term debt outstanding, respectively.  Outside of the consolidation of PSE’s short-term debt, Puget Energy had no short-term debt outstanding in either year as borrowings under its credit facilities are classified as long-term.  PSE’s weighted-average interest rate on short-term debt, including borrowing rate, commitment fees and the amortization of debt issuance costs, during 2016 and 2015 was 3.21%, and 4.24%, respectively.  As of December 31, 2016, PSE and Puget Energy had several committed credit facilities that are described below.

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
The credit agreements are syndicated among numerous lenders and contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreements also contain a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of December 31, 2016, PSE was in compliance with all applicable covenant ratios.
The credit agreements provide PSE with the ability to borrow at different interest rate options. The credit agreements allow PSE to borrow at the bank's prime rate or to make floating rate advances at LIBOR plus a spread that is based upon PSE's credit rating. PSE must pay a commitment fee on the unused portion of the credit facilities. The spreads and the commitment fee depend on PSE's credit ratings. As of the date of this report, the spread to the LIBOR is 1.75% and the commitment fee is 0.275%.
As of December 31, 2016, no amounts were drawn and outstanding under PSE's $650.0 million liquidity facility. No letters of credit were outstanding under either facility, and $245.8 million was outstanding under the commercial paper program. Outside of the credit agreements, PSE had a $3.5 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

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
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at December 31, 2016, PSE could issue:

•
Approximately $2.5 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $4.1 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at December 31, 2016; and

•
Approximately $485.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $808.3 million of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at December 31, 2016.

At December 31, 2016, PSE had approximately $6.9 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations and Long-Term Debt Activity
On November 21, 2016, PSE filed a shelf registration statement under which it may issue, as of the date of this report, up to $800.0 million aggregate principal amount of senior notes secured by first mortgage bonds. The shelf registration will expire in November 2019.
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

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At December 31, 2016, approximately $532.9 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of EBITDA to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 47.9% at December 31, 2016 and the EBITDA to interest expense was 5.2 to 1.0 for the 12 months ended December 31, 2016.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Puget Energy
Credit Facility
At December 31, 2016, Puget Energy maintained an $800.0 million revolving senior secured credit facility, which matures in April 2018. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of December 31, 2016, there was $12.5 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275% as of the date of this report. Puget Energy entered into interest rate swap contracts to manage the interest rate risk associated with the credit facility or similar variable rate debt. For additional information, see Part II Item 7A, "Interest Rate Risk".
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of December 31, 2016, Puget Energy was in compliance with all applicable covenants.

Long-Term Debt Activity
In May 2015, Puget Energy issued $400.0 million of senior secured notes in a private placement. The notes mature in May 2025 and have an interest rate of 3.65%, which is payable semi-annually in May and November. Net proceeds of the issuance were used to repay outstanding Puget Energy indebtedness and to fund a special dividend to shareholders. In November 2015, Puget Energy exchanged $400.0 million of its 3.65% senior secured notes that were originally issued in the May 2015 private placement for registered notes of the same amount.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2 to 1.0.  Puget Energy's EBITDA to interest expense was 3.5 to 1.0 for the 12 months ended December 31, 2016.
At December 31, 2016, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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

Revenue Recognition
Operating utility revenue is recognized when the basis of service is rendered, which includes estimated unbilled revenue.  PSE's estimate of unbilled revenue is based on a calculation using meter readings from its automated meter reading (AMR) system. The estimate calculates unbilled usage at the end of each month as the difference between the customer meter readings on the last day of the month and the last customer meter readings billed during the month less unbilled revenues recorded in the prior month. The "current" month unbilled usage is then priced at published rates for each schedule to estimate the unbilled revenues by customer.
Beginning July 1, 2013, certain revenues from PSE's electric and natural gas operations are subject to a revenue decoupling mechanism under which PSE's actual energy delivery revenues related to electric transmission and distribution, natural gas operations and general administrative costs are compared with authorized revenues allowed under the mechanism. The mechanism mitigates volatility in revenue due to weather and gross margin erosion related to energy efficiency. Any differences are deferred to a regulatory asset for under recovery or regulatory liability for over recovery. Revenues associated with power costs under the PCA mechanism and PGA rates are excluded from the decoupling mechanism.
As defined by Accounting Standards Codification (ASC) 980, “Regulated Operations” (ASC 980), the decoupling mechanism is an alternative revenue program that allows billings to be adjusted for the effects of weather abnormalities, conservation efforts or other various external factors. PSE adjusts these billings in the future in response to these effects to collect additional revenues provided under the decoupling mechanism.  Once billing of additional revenues under the decoupling mechanism is permitted, the additional revenue can be recognized when the following criteria specified by ASC 980 are met: (i) the program is established by an order from the Washington Commission that allows for automatic adjustment of future rates, (ii) the amount of additional revenues for the period is objectively determinable and is probable of recovery and (iii) the additional revenues will be collected within 24 months following the end of the annual period in which they are recognized. PSE meets the criteria to recognize revenue under the decoupling mechanism. However, for GAAP purposes only, the Company will not record any decoupling revenue that is expected to take longer than 24 months to collect following the end of the annual period in which the revenues would have otherwise been recognized. Once determined to be collectible within 24 months, any previously non-recorded amounts will be recorded.

Regulatory Accounting
As a regulated entity of the Washington Commission and FERC, PSE prepares its financial statements in accordance with the provisions of ASC 980.  The application of ASC 980 results in differences in the timing and recognition of certain revenue and expenses in comparison with businesses in other industries.  The rates that are charged by PSE to its customers are based on cost base regulation reviewed and approved by the Washington Commission and FERC.  Under the authority of these commissions, PSE has recorded certain regulatory assets and liabilities at December 31, 2016 in the amount of $1,113.2 million and $653.3 million, respectively, and regulatory assets and liabilities at December 31, 2015 of $971.5 million and $663.7 million, respectively.  Such amounts are amortized through a corresponding liability or asset account, respectively, with no impact to earnings.  PSE expects to fully recover its regulatory assets and liabilities through its rates.  If future recovery of costs ceases to be probable, PSE would be required to write off these regulatory assets and liabilities.  In addition, if PSE determines that it no longer meets the criteria for continued application of ASC 980, PSE could be required to write off its regulatory assets and liabilities related to those operations not meeting ASC 980 requirements.
Also encompassed by regulatory accounting and subject to ASC 980 are the PCA and PGA mechanisms.  The PCA and PGA mechanisms mitigate the impact of commodity price volatility upon the Company and are approved by the Washington

Commission.  The PCA mechanism provides for a sharing of costs that vary from baseline rates over a graduated scale.  For further discussion regarding the PCA mechanism, see Item 1, "Business – Regulation and Rates".  The increases and decreases in the cost of natural gas supply are reflected in customers' bills through the PGA mechanism.  PSE expects to fully recover these regulatory assets through its rates.  However, both mechanisms are subject to regulatory review and approval by the Washington Commission on a periodic basis.

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
Puget Energy conducted its most recent annual impairment test as of October 1, 2016.  The fair value of Puget Energy’s reporting unit was estimated using the weighted-averages from an income valuation method, or discounted cash flow method, and a market valuation approach. These valuations required significant judgments, including: (i) estimation of future cash flows, which is dependent on internal forecasts, (ii) estimation of the long-term rate of growth for Puget Energy’s business, (iii) estimation of the useful life over which cash flows will occur, (iv) the selection of utility holding companies determined to be comparable to Puget Energy, and (v) the determination of an appropriate weighted-average cost of capital or discount rate.
Management estimated the fair value of Puget Energy’s equity to be approximately $5.2 billion at the October 1, 2016 measurement date for the annual test of goodwill impairment.  The carrying value of Puget Energy’s equity was approximately $3.6 billion with the excess of the fair value over the carrying value representing 43.0% or $1.6 billion.
The income approach and the market approach valuations each resulted in Puget Energy equity values of $5.2 billion.  The result of the income approach was very sensitive to long-term cash flow growth rates applicable to periods beyond management’s five-year business plan and financial forecast period and the weighted-average cost of capital assumptions of 2.6% and 5.7%, respectively.
The following table summarizes the results of the income valuation method, using the long-term growth rate and weighted average cost of capital:

Equity Value Sensitivity Table
(Dollars in Billions)
Weighted-Average Cost of Capital Rate	Long-Term Growth Rate
	2.4%	2.5%	2.6%	2.7%	2.8%	2.9%
5.9%	$3.5	$3.8	$4.1	$4.5	$4.8	$5.2
5.7	4.4	4.8	5.2	5.6	6.0	6.4
5.4	5.5	5.9	6.4	6.8	7.3	7.9

Derivatives
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
The Company may enter into swap instruments or other financial derivative instruments to manage the interest rate risk associated with its long-term debt financing and debt instruments.  As of December 31, 2016, Puget Energy had interest rate swap contracts outstanding originally related to its long-term debt.  For additional information, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" and Note 9, "Accounting for Derivative Instruments and Hedging Activities" and Note 10, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.

Fair Value
ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  However, as permitted under ASC 820, the Company utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of its assets and liabilities measured and reported at fair value.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  The Company primarily applies the market approach for recurring fair value measurements as it believes that this approach is used by market participants for these types of assets and liabilities.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  For further discussion on market risk, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk".

Pension and Other Postretirement Benefits
PSE has a qualified defined benefit pension plan covering substantially all employees of PSE.  PSE recognized qualified pension expense of $14.5 million, $22.9 million and $13.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Of these amounts, approximately 55.5%, 58.5% and 61.5% were included in utility operations and maintenance expense in 2016, 2015 and 2014, respectively, and the remaining amounts were capitalized.  For the years ended December 31, 2016 and 2015, Puget Energy recognized incremental qualified pension income of $15.5 million and $16.7 million, respectively.  In 2017, it is expected that PSE and Puget Energy will recognize pension expense of $12.7 million and incremental qualified pension income of $14.0 million, respectively.
PSE has a Supplemental Executive Retirement Plan (SERP).  PSE recognized pension and other postretirement benefit expenses of $4.8 million, $5.6 million and $4.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.  For the years ended December 31, 2016 and 2015, Puget Energy recognized incremental income of $0.4 million and $0.5 million, respectively.  In 2017, it is expected that PSE and Puget Energy will recognize pension expense of $4.8 million and incremental pension income of $0.5 million, respectively.

PSE also has other limited postretirement benefit plans.  PSE recognized income of $0.5 million, $0.2 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.  For the years ended December 31, 2016 and 2015, Puget Energy recognized incremental expense of $0.2 million each year.  In 2017, it is expected that PSE and Puget Energy will recognize income of $0.6 million and incremental expense of $0.2 million, respectively.
The Company’s pension and other postretirement benefits income or expense depend on several factors and assumptions, including plan design, timing and amount of cash contributions to the plan, earnings on plan assets, discount rate, expected long-term rate of return, mortality and health care cost trends.  Changes in any of these factors or assumptions will affect the amount of income or expense that the Company records in its financial statements in future years and its projected benefit obligation.  The Company has selected an expected return on plan assets based on a historical analysis of rates of return and the Company’s investment mix, market conditions, inflation and other factors.  The Company’s accounting policy for calculating the market-related value of assets is based on a five-year smoothing of asset gains or losses measured from the expected return on market-related assets.  This is a calculated value that recognizes changes in fair value in a systematic and rational manner over five years.  The same manner of calculating market-related value is used for all classes of assets, and is applied consistently from year to year.  During 2016, the Company made cash contributions of $24.0 million to the qualified defined benefit plan.  Management is closely monitoring the funding status of its qualified pension plan given the recent volatility of the financial markets.  At December 31, 2016 and 2015, the Company’s qualified pension plan was $32.3 million and $44.2 million underfunded as measured under GAAP, or 95.0% and 93.1% funded, respectively. As of January 1, 2017, the plan's estimated funded ratio, as calculated under guidelines from The Pension Protection Act of 2006 and considering temporary interest rate relief measures approved by Congress, was more than 100%. The aggregate expected contributions and payments by the Company to fund the pension plan, SERP and other postretirement plans for the year ending December 31, 2017 are expected to be at least $18.0 million, $1.9 million and $0.3 million, respectively.
The discount rate used in accounting for pension and other benefit obligations decreased from 4.65% in 2015 to 4.50% in 2016. The discount rate used in accounting for pension and other benefit expense increased from 4.25% in 2015 to 4.65% in 2016. The rate of return on plan assets for qualified pension benefits in 2016 remained unchanged at the 2015 level, or 7.75%. The rate of return on plan assets for other benefits in 2016 and 2015 was 6.75% and 7.00%, respectively.
The following tables reflect the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

Puget Energy and Puget Sound Energy	Change in Assumption	Impact on Projected Benefit Obligation Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(35,198)	$(1,959)	$(535)
Decrease in discount rate	50 basis points	38,965	2,091	584

Puget Energy	Change in Assumption	Impact on 2016 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$221	$(139)	$(51)
Decrease in discount rate	50 basis points	2,562	144	51
Increase in return on plan assets	50 basis points	(3,008)	*	(33)
Decrease in return on plan assets	50 basis points	3,008	*	33

Puget Sound Energy	Change in Assumption	Impact on 2016 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(2,732)	$(139)	$(50)
Decrease in discount rate	50 basis points	2,954	144	52
Increase in return on plan assets	50 basis points	(3,020)	*	(33)
Decrease in return on plan assets	50 basis points	3,020	*	33
_______________

*	Calculation not applicable.

Recently Adopted Accounting Pronouncements
For the discussion of recently adopted accounting pronouncements, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements included in Item 8 of this report.

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
PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools including a probabilistic risk system that models 250 simulations of how PSE’s natural gas and power portfolios will perform under various weather, hydroelectric and unit performance conditions. Based on the analytics from all of its models and tools, PSE enters into forward physical electric and natural gas purchase and sale agreements, fixed-for-floating swap contracts, and commodity call/put options to manage its electric and natural gas portfolio risks. The forward physical electric and natural gas contracts are both fixed and variable (at index). To fix the price of wholesale electricity and natural gas, PSE may enter into fixed-for-floating swap (financial) contracts. PSE also utilizes natural gas call and put options as an additional hedging instrument to increase the hedging portfolio's flexibility to react to commodity price fluctuations.
The following table presents the fair value of the Company’s energy derivatives instruments, recorded on the balance sheets:

Puget Energy and Puget Sound Energy	December 31, 2016		December 31, 2015
(Dollars in Thousands)	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$30,596	$30,997	$19,051	$81,453
Long-term	5,864	10,332	4,392	30,653
Total electric derivatives	36,460	41,329	23,443	112,106
Natural Gas portfolio:
Current	23,745	13,172	5,367	49,967
Long-term	2,874	5,929	833	17,123
Total natural gas derivatives	26,619	19,101	6,200	67,090
Total energy derivatives	$63,079	$60,430	$29,643	$179,196

At December 31, 2016, the Company had total assets of $63.1 million and total liabilities of $60.4 million related to derivative contracts used to hedge the supply and cost of electricity and natural gas to serve PSE customers. As the gains and losses in the electric portfolio are realized, they will be recorded as either purchased power costs or electric generation fuel costs under the PCA mechanism. Any fair value adjustments relating to the natural gas business have been deferred in accordance with ASC 980, due to the PGA mechanism, which passes the cost of natural gas supply to customers. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company’s derivative contracts by $20.6 million.

The change in fair value of the Company’s outstanding energy derivative instruments from December 31, 2015 through December 31, 2016 is summarized in the table below:

Puget Energy and Puget Sound Energy Energy Derivative Contracts Asset (Liability)
(Dollars in Thousands)
Fair value of contracts outstanding at December 31, 2015	$(149,553)
Contracts realized or otherwise settled during 2016	113,284
Change in fair value of derivatives	38,918
Fair value of contracts outstanding at December 31, 2016	$2,649

The fair value of the Company’s outstanding derivative instruments at December 31, 2016, based on pricing source and the period during which the instrument will mature, is summarized below:

Puget Energy and Puget Sound Energy Source of Fair Value	Fair Value of Contracts by Settlement Year
(Dollars in Thousands)	2017	2018-2019	2020-2021	Thereafter	Total
Prices provided by external sources[1]	$5,381	$(3,840)	$(488)	$—	$1,053
Prices based on internal models and valuation methods	4,791	(1,674)	(1,521)	—	1,596
Total fair value	$10,172	$(5,514)	$(2,009)	$—	$2,649
_______________

[1]	Prices provided by external pricing service, which utilizes broker quotes and pricing models.

For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings, see Note 9, "Accounting for Derivative Instruments and Hedging Activities" and Note 10, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.

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
PSE has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. PSE generally enters into the following master arrangements: WSPP, Inc. (WSPP) agreements which standardize physical power contracts in the electric industry; International Swaps and Derivatives Association (ISDA) agreements which standardize financial natural gas and electric contracts; and North American Energy Standards Board (NAESB) agreements which standardize physical natural gas contracts. PSE believes that entering into such agreements reduces the credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as right of set-off in the event of counterparty default. It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss. In order to mitigate concentrated credit risk with a subset of counterparties, PSE executed a futures and cleared swaps agreement in November 2016, with the intent to transact power futures contracts on the Intercontinental Exchange (ICE) beginning in early 2017.
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of December 31, 2016, PSE held approximately $321.1 million in standby letters of credit or limited parental guarantees and had six counterparties with unlimited parental guarantees, in support of various electric and natural gas transactions. PSE monitors counterparties that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies or have changes in ownership. As of December 31, 2016, approximately 80% of the Company's energy portfolio exposure, including NPNS transactions, were entered into with investment grade counterparties which, in the majority of cases, do not require collateral calls on the contracts. Counterparty credit risk may impact PSE's decisions on derivative accounting treatment.

Should a counterparty file for bankruptcy, which would be considered a default under master arrangements, PSE may terminate related contracts. Derivative accounting entries previously recorded would be reversed in the financial statements. PSE would compute any terminations receivable or payable, based on the terms of existing master agreements. The Company computes credit reserves at a master agreement level by counterparty.  The Company considers external credit ratings and market factors, such as credit default swaps and bond spreads, in determination of reserves.  The Company recognizes that external ratings may not always reflect how a market participant perceives a counterparty’s risk of default.  The Company uses both default factors published by Standard & Poor’s and factors derived through analysis of market risk, which reflect the application of an industry standard recovery rate.  The Company selects a default factor by counterparty at an aggregate master agreement level based on a weighted-average default tenor for that counterparty’s deals.  The default tenor is determined by weighting the fair value and contract tenors for all deals by counterparty and arriving at an average value.  The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. The fair value of derivatives includes the impact of credit and non-performance reserves. As of December 31, 2016, the Company was in a net liability position with the majority of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the year.  As of December 31, 2016, PSE has posted a $1.0 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger any collateral requirements with any of its counterparties.

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
The following table presents the carrying value and fair value of Puget Energy and Puget Sound Energy's debt instruments:

Financial Debt Instruments	December 31, 2016		December 31, 2015
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount[1]	Fair Value
Puget Energy	$5,599,836	$6,805,791	$5,486,522	$6,679,008
Puget Sound Energy	$3,993,061	$4,816,807	$3,903,366	$4,699,621
_______________

[1]
Due to an accounting principle change, the prior year balance sheet as of December 31, 2015 reflect "debt discount, issuance cost and other" in the carrying amount for PE and PSE which was applied retrospectively.

For further details regarding Puget Energy and Puget Sound Energy debt instruments, see Note 6, "Long-Term Debt" and Note 10, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.
From time to time, PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at December 31, 2016 was a net loss of $5.4 million after tax and accumulated amortization.  This compares to an after-tax loss of $5.7 million in OCI as of December 31, 2015.  All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors, or a committee of the Board, as applicable and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at December 31, 2016.
The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  As of December 31, 2016, Puget Energy had two interest rate swap contracts outstanding and PSE did not have any outstanding interest rate swap instruments. At December 31, 2016, the fair value of the interest rate swaps was a $0.1 million pre-tax loss, and matured in January 2017. The fair value considers the risk of Puget Energy’s non-performance by using its incremental borrowing rate on unsecured debt over the risk-free rate in the valuation estimate. Currently, all changes in market value are recorded in earnings.

The change in fair value of Puget Energy’s outstanding interest rate swaps from December 31, 2015 through December 31, 2016 is summarized in the table below:

Puget Energy
Interest Rate Swap Contracts Asset (Liability)
(Dollars in Thousands)
Fair value of contracts outstanding at December 31, 2015	$(5,050)
Contracts realized or otherwise settled during 2016	2,008
Change in fair value of derivatives	2,901
Fair value of contracts outstanding at December 31, 2016	$(141)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTAL QUARTERLY FINANCIAL DATA	123

SCHEDULE:
I. Condensed Financial Information of Puget Energy	124
II. Valuation and Qualifying Accounts and Reserves	128
Years Ended December 31, 2016, 2015 and 2014
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

Kimberly J. Harris	Daniel A. Doyle	Matthew R. Marcelia
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer	Controller and Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Puget Energy, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Puget Energy, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 2, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Puget Sound Energy, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Puget Sound Energy Inc. and its subsidiary at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
March 2, 2017

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating revenue:
Electric	$2,238,492	$2,128,468	$2,083,797
Natural gas	890,510	947,549	1,012,859
Other	35,299	16,683	16,515
Total operating revenue	3,164,301	3,092,700	3,113,171
Operating expenses:
Energy costs:
Purchased electricity	531,596	499,522	514,087
Electric generation fuel	215,331	249,907	263,493
Residential exchange	(69,824)	(112,473)	(129,036)
Purchased natural gas	313,954	403,310	458,691
Unrealized (gain) loss on derivative instruments, net	(83,795)	(13,233)	84,146
Utility operations and maintenance	568,492	530,720	550,146
Non-utility expense and other	27,151	10,818	13,109
Depreciation and amortization	439,579	420,807	365,606
Conservation amortization	107,784	110,866	104,096
Taxes other than income taxes	328,649	320,531	310,982
Total operating expenses	2,378,917	2,420,775	2,535,320
Operating income (loss)	785,384	671,925	577,851
Other income (deductions):
Other income	25,539	20,711	24,038
Other expense	(10,923)	(6,764)	(7,457)
Non-hedged interest rate swap expense	(1,062)	(3,796)	(3,915)
Interest charges:
AFUDC	9,304	7,575	5,611
Interest expense	(355,139)	(356,696)	(367,308)
Income (loss) before income taxes	453,103	332,955	228,820
Income tax (benefit) expense	140,204	91,776	56,985
Net income (loss)	$312,899	$241,179	$171,835

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$312,899	$241,179	$171,835
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(3,471), $5,087 and $(45,890), respectively	(6,446)	9,444	(85,224)
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $0, $179 and $200, respectively	—	333	372
Reclassification of net unrealized (gain) loss on interest rate swaps, net of tax of $0, $0 and $50, respectively	—	—	94
Other comprehensive income (loss)	(6,446)	9,777	(84,758)
Comprehensive income (loss)	$306,453	$250,956	$87,077

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2016	2015
Utility plant (at original cost, including construction work in progress of $420,278 and $408,795, respectively):
Electric plant	$7,673,772	$7,432,490
Natural gas plant	3,051,586	2,850,290
Common plant	594,994	508,750
Less: Accumulated depreciation and amortization	(2,161,796)	(1,878,868)
Net utility plant	9,158,556	8,912,662
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	106,418	86,731
Total other property and investments	1,762,931	1,743,244
Current assets:
Cash and cash equivalents	28,878	42,494
Restricted cash	12,418	7,949
Accounts receivable, net of allowance for doubtful accounts of $9,798 and $9,756, respectively	329,375	324,391
Unbilled revenue	234,053	217,274
Purchased gas adjustment receivable	2,785	—
Materials and supplies, at average cost	106,378	78,244
Fuel and natural gas inventory, at average cost	58,181	58,658
Unrealized gain on derivative instruments	54,341	24,418
Prepaid expense and other	43,046	17,120
Power contract acquisition adjustment gain	33,413	37,031
Total current assets	902,868	807,579
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	72,038	73,231
Power cost adjustment mechanism	4,531	4,749
Regulatory assets related to power contracts	22,613	26,223
Other regulatory assets	1,034,348	894,071
Unrealized gain on derivative instruments	8,738	5,225
Power contract acquisition adjustment gain	241,648	288,757
Other	58,109	58,513
Total other long-term and regulatory assets	1,442,025	1,350,769
Total assets	$13,266,380	$12,814,254

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	December 31,
	2016	2015
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	413,468	249,534
Accumulated other comprehensive income (loss), net of tax	(33,712)	(27,266)
Total common shareholder’s equity	3,688,713	3,531,225
Long-term debt:
First mortgage bonds and senior notes	3,362,000	3,364,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,812,480	1,800,000
Debt discount, issuance costs and other	(234,679)	(248,754)
Total long-term debt	5,351,661	5,327,518
Total capitalization	9,040,374	8,858,743
Current liabilities:
Accounts payable	317,043	259,353
Short-term debt	245,763	159,004
Current maturities of long-term debt	2,412	—
Purchased gas adjustment liability	—	12,589
Accrued expenses:
Taxes	111,428	114,854
Salaries and wages	49,749	38,457
Interest	73,610	73,378
Unrealized loss on derivative instruments	44,310	136,173
Power contract acquisition adjustment loss	3,159	3,611
Other	71,996	53,867
Total current liabilities	919,470	851,286
Other Long-term and regulatory liabilities:
Deferred income taxes	1,570,931	1,435,955
Unrealized loss on derivative instruments	16,261	48,073
Regulatory liabilities	654,622	652,441
Regulatory liabilities related to power contracts	275,061	325,788
Power contract acquisition adjustment loss	19,454	22,613
Other deferred credits	770,207	619,355
Total other long-term and regulatory liabilities	3,306,536	3,104,225
Commitments and contingencies (Note 15)
Total capitalization and liabilities	$13,266,380	$12,814,254

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2013	200	$—	$3,308,957	$323,007	$47,715	$3,679,679
Net income (loss)	—	—	—	171,835	—	171,835
Common stock dividend	—	—	—	(223,428)	—	(223,428)
Other comprehensive income (loss)	—	—	—	—	(84,758)	(84,758)
Balance at December 31, 2014	200	$—	$3,308,957	$271,414	$(37,043)	$3,543,328
Net income (loss)	—	—	—	241,179	—	241,179
Common stock dividend	—	—	—	(263,059)	—	(263,059)
Other comprehensive income (loss)	—	—	—	—	9,777	9,777
Balance at December 31, 2015	200	$—	$3,308,957	$249,534	$(27,266)	$3,531,225
Net income (loss)	—	—	—	312,899	—	312,899
Common stock dividend	—	—	—	(148,965)	—	(148,965)
Other comprehensive income (loss)	—	—	—	—	(6,446)	(6,446)
Balance at December 31, 2016	200	$—	$3,308,957	$413,468	$(33,712)	$3,688,713

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$312,899	$241,179	$171,835
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	439,579	420,807	365,606
Conservation amortization	107,784	110,866	104,096
Deferred income taxes and tax credits, net	139,640	91,978	56,984
Net unrealized (gain) loss on derivative instruments	(88,704)	(17,255)	80,139
Derivative contracts classified as financing activities due to merger	—	8,045	16,349
AFUDC - equity	(12,576)	(9,325)	(7,002)
Funding of pension liability	(24,000)	(18,000)	(18,000)
Regulatory assets and liabilities	(150,855)	(153,877)	(228,334)
Other long-term assets and liabilities	30,459	35,270	19,691
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(21,763)	(66,703)	153,434
Materials and supplies	(28,134)	4,945	4,951
Fuel and natural gas inventory	473	9,332	(2,742)
Prepayments and other	(25,927)	4,086	(2,140)
Purchased gas adjustment	(15,374)	33,662	(27,011)
Accounts payable	32,465	(48,037)	9,098
Taxes payable	(3,426)	7,072	(1,777)
Other	36,750	(5,323)	6,605
Net cash provided by (used in) operating activities	729,290	648,722	701,782
Investing activities:
Construction expenditures - excluding equity AFUDC	(706,444)	(587,225)	(493,130)
Treasury grants received	—	—	107,876
Proceeds from disposition of assets	—	—	20,296
Restricted cash	(4,469)	24,914	(25,692)
Other	(1,921)	754	(4,512)
Net cash provided by (used in) investing activities	(712,834)	(561,557)	(395,162)
Financing activities:
Change in short-term debt, net	86,759	74,004	(77,000)
Dividends paid	(148,965)	(263,059)	(223,428)
Proceeds from long-term debt and bonds issued	12,481	825,000	299,000
Redemption of bonds and notes	—	(711,000)	(299,000)
Derivative contracts classified as financing activities due to merger	—	(8,045)	(16,349)
Other	19,653	902	3,382
Net cash provided by (used in) financing activities	(30,072)	(82,198)	(313,395)
Net increase (decrease) in cash and cash equivalents	(13,616)	4,967	(6,775)
Cash and cash equivalents at beginning of period	42,494	37,527	44,302
Cash and cash equivalents at end of period	$28,878	$42,494	$37,527
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$329,603	$339,866	$349,402
Cash payments (refunds) for income taxes	—	2	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$76,813	$51,588	$51,776
Reclassification of Colstrip from utility plant to a regulatory asset	176,804	—	—
The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating revenue:
Electric	$2,238,492	$2,128,468	$2,083,797
Natural gas	890,510	947,549	1,012,859
Other	35,616	17,241	19,467
Total operating revenue	3,164,618	3,093,258	3,116,123
Operating expenses:
Energy costs:
Purchased electricity	531,596	499,522	514,087
Electric generation fuel	215,331	249,907	263,493
Residential exchange	(69,824)	(112,473)	(129,036)
Purchased natural gas	313,954	403,310	458,691
Unrealized (gain) loss on derivative instruments, net	(83,795)	(12,688)	85,636
Utility operations and maintenance	568,492	530,720	550,146
Non-utility expense and other	37,859	26,618	23,729
Depreciation and amortization	439,579	420,807	365,606
Conservation amortization	107,784	110,866	104,096
Taxes other than income taxes	328,649	320,531	310,982
Total operating expenses	2,389,625	2,437,120	2,547,430
Operating income (loss)	774,993	656,138	568,693
Other income (deductions):
Other income	25,537	20,711	24,036
Other expense	(10,923)	(6,764)	(7,457)
Interest charges:
AFUDC	9,304	7,575	5,611
Interest expense	(242,983)	(247,571)	(264,927)
Income (loss) before income taxes	555,928	430,089	325,956
Income tax (benefit) expense	175,347	125,900	89,342
Net income (loss)	$380,581	$304,189	$236,614

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$380,581	$304,189	$236,614
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $2,004, $10,987 and $(41,395), respectively	3,722	20,404	(76,876)
Reclassification of net unrealized (gain) loss on energy derivative instruments, net of tax of $0, $369 and $722, respectively	—	686	1,341
Amortization of treasury interest rate swaps to earnings, net of tax of $171, $171 and $171, respectively	317	317	317
Other comprehensive income (loss)	4,039	21,407	(75,218)
Comprehensive income (loss)	$384,620	$325,596	$161,396

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2016	2015
Utility plant (at original cost, including construction work in progress of $420,278 and $408,795, respectively):
Electric plant	$9,813,169	$9,601,091
Natural gas plant	3,640,271	3,444,744
Common plant	632,718	548,657
Less: Accumulated depreciation and amortization	(4,927,602)	(4,681,830)
Net utility plant	9,158,556	8,912,662
Other property and investments:
Other property and investments	77,960	83,069
Total other property and investments	77,960	83,069
Current assets:
Cash and cash equivalents	28,481	41,856
Restricted cash	12,418	7,949
Accounts receivable, net of allowance for doubtful accounts of $9,798 and $9,756, respectively	344,964	324,358
Unbilled revenue	234,053	217,274
Purchased gas adjustment receivable	2,785	—
Materials and supplies, at average cost	106,378	78,244
Fuel and natural gas inventory, at average cost	56,851	57,324
Unrealized gain on derivative instruments	54,341	24,418
Prepaid expenses and other	43,046	17,119
Total current assets	883,317	768,542
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	71,517	72,694
Power cost adjustment mechanism	4,531	4,749
Other regulatory assets	1,034,352	894,059
Unrealized gain on derivative instruments	8,738	5,225
Other	58,109	58,513
Total other long-term and regulatory assets	1,177,247	1,035,240
Total assets	$11,297,080	$10,799,513

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	December 31,
	2016	2015
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,275,105	3,275,105
Retained earnings	359,795	236,578
Accumulated other comprehensive income (loss), net of tax	(145,511)	(149,550)
Total common shareholder’s equity	3,490,248	3,362,992
Long-term debt:
First mortgage bonds and senior notes	3,362,000	3,364,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount, issuance costs and other	(28,974)	(31,910)
Total long-term debt	3,744,886	3,744,362
Total capitalization	7,235,134	7,107,354
Current liabilities:
Accounts payable	317,043	259,353
Short-term debt	245,763	159,004
Current maturities of long-term debt	2,412	—
Purchased gas adjustment liability	—	12,589
Accrued expenses:
Taxes	111,428	114,854
Salaries and wages	49,749	38,457
Interest	48,087	47,772
Unrealized loss on derivative instruments	44,170	131,420
Other	71,996	53,868
Total current liabilities	890,648	817,317
Other Long-term and regulatory liabilities:
Deferred income taxes	1,732,390	1,556,616
Unrealized loss on derivative instruments	16,261	47,776
Regulatory liabilities	653,296	651,094
Other deferred credits	769,351	619,356
Total other long-term and regulatory liabilities	3,171,298	2,874,842
Commitments and contingencies (Note 15)
Total capitalization and liabilities	$11,297,080	$10,799,513

The accompanying notes are an integral part of the consolidated financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Total Equity
Balance at December 31, 2013	85,903,791	$859	$3,246,205	$289,432	$(95,739)	$3,440,757
Net income (loss)	—	—	—	236,614	—	236,614
Common stock dividend	—	—	—	(323,424)	—	(323,424)
Other comprehensive income (loss)	—	—	—	—	(75,218)	(75,218)
Balance at December 31, 2014	85,903,791	$859	$3,246,205	$202,622	$(170,957)	$3,278,729
Net income (loss)	—	—	—	304,189	—	304,189
Common stock dividend	—	—	—	(270,233)	—	(270,233)
Capital Contribution	—	—	28,900	—	—	28,900
Other comprehensive income (loss)	—	—	—	—	21,407	21,407
Balance at December 31, 2015	85,903,791	$859	$3,275,105	$236,578	$(149,550)	$3,362,992
Net income (loss)	—	—	—	380,581	—	380,581
Common stock dividend	—	—	—	(257,364)	—	(257,364)
Other comprehensive income (loss)	—	—	—	—	4,039	4,039
Balance at December 31, 2016	85,903,791	$859	$3,275,105	$359,795	$(145,511)	$3,490,248

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$380,581	$304,189	$236,614
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	439,579	420,807	365,606
Conservation amortization	107,784	110,866	104,096
Deferred income taxes and tax credits, net	174,776	125,900	89,342
Net unrealized (gain) loss on derivative instruments	(83,795)	(12,688)	85,636
AFUDC - equity	(12,576)	(9,325)	(7,002)
Funding of pension liability	(24,000)	(18,000)	(18,000)
Regulatory assets and liabilities	(149,998)	(153,877)	(228,334)
Other long-term assets and liabilities	33,119	39,379	16,518
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(37,385)	(66,547)	153,626
Materials and supplies	(28,134)	4,945	4,951
Fuel and natural gas inventory	473	9,332	(2,742)
Prepayments and other	(25,927)	4,089	(2,140)
Purchased gas adjustment	(15,374)	33,662	(27,011)
Accounts payable	32,465	(48,031)	9,098
Taxes payable	(3,426)	7,072	(1,777)
Other	30,754	(12,992)	4,246
Net cash provided by (used in) operating activities	818,916	738,781	782,727
Investing activities:
Construction expenditures - excluding equity AFUDC	(681,112)	(587,225)	(493,130)
Treasury grants received	—	—	107,876
Proceeds from disposition of assets	—	—	20,296
Restricted cash	(4,469)	24,914	(25,692)
Other	4,156	6,386	(1,683)
Net cash provided by (used in) investing activities	(681,425)	(555,925)	(392,333)
Financing activities:
Change in short-term debt, net	86,759	74,004	(77,000)
Dividends paid	(257,364)	(270,233)	(323,424)
Loan from (payment to) parent	—	(28,933)	(665)
Investment from parent	—	28,900	—
Proceeds from long-term debt and bonds issued	—	425,000	—
Redemption of bonds and notes	—	(412,000)	—
Other	19,739	4,796	4,050
Net cash provided by (used in) financing activities	(150,866)	(178,466)	(397,039)
Net increase (decrease) in cash and cash equivalents	(13,375)	4,390	(6,645)
Cash and cash equivalents at beginning of period	41,856	37,466	44,111
Cash and cash equivalents at end of period	$28,481	$41,856	$37,466
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$227,668	$242,774	$253,803
Cash payments (refunds) for income taxes	—	2	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$76,813	$51,588	$51,776
Reclassification of Colstrip from utility plant to a regulatory asset	176,804	—	—
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
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiaries.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiary.  Puget Energy and PSE are collectively referred to herein as “the Company.”  The consolidated financial statements are presented after elimination of all significant intercompany items and transactions.  PSE’s consolidated financial statements continue to be accounted for on a historical basis and PSE’s financial statements do not include any ASC 805 purchase accounting adjustments.  The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Change in Accounting Principle
On January 1, 2016, the Company changed its method of presenting unamortized debt issuance costs in the balance sheet. The new method of presenting debt issuance costs was adopted to comply with Accounting Standards Update (ASU) 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of a debt discount. The prior year comparative balance sheet has been adjusted to apply the new method retrospectively. Due to the change in accounting principle, the December 31, 2015 financial statement line item “Other long-term assets” decreased and “Debt discount, issuance costs and other” increased 38.4 million and 30.0 million at Puget Energy and PSE, respectively.

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

Non-Utility Property, Plant and Equipment
For PSE, the costs of other property, plant and equipment are stated at historical cost.  Expenditures for refurbishment and improvements that significantly add to productive capacity or extend useful life of an asset are capitalized.  Replacements of minor items are expensed on a current basis.  Gains and losses on assets sold or retired, which were previously recorded in utility plant, are apportioned between regulatory assets/liabilities and earnings.  However, gains and losses on assets sold or retired, not previously recorded in utility plant, are reflected in earnings.

Depreciation and Amortization
For financial statement purposes, the Company provides for depreciation and amortization on a straight-line basis.  Amortization is recorded for intangibles such as regulatory assets and liabilities, computer software and franchises.  The depreciation of vehicles and equipment is allocated to the asset and expense accounts based on usage.  The annual depreciation provision stated as a percent of a depreciable electric utility plant was 2.8%, for each of 2016, 2015 and 2014; depreciable natural gas utility plant was 3.4%, for each of 2016, 2015 and 2014; and depreciable common utility plant was 9.7%, 8.5% and 8.5% in 2016, 2015 and 2014, respectively.  Depreciation on other property, plant and equipment is calculated primarily on a straight-line basis over the useful lives of the assets.  The cost of removal is collected from PSE’s customers through depreciation expense and any excess is recorded as a regulatory liability.

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
Puget Energy conducted its annual impairment test in 2016 using an October 1, 2016 measurement date.  The fair value of Puget Energy’s reporting unit was estimated using both discounted cash flow and market approach.  Such approaches are considered methodologies that market participants would use.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term rate of growth for Puget Energy business, estimation of the useful life over which cash flows will occur, the selection of utility holding companies determined to be comparable to Puget Energy and determination of an appropriate weighted-average cost of capital or discount rate.  The market approach estimates the fair value of the business based on market prices of stocks of comparable companies engaged in the same or similar lines of business.  In addition, indications of market value are estimated by deriving multiples of equity or invested capital to various measures of revenue, earnings or cash flow.  Changes in these estimates and/or assumptions could materially affect the determination of fair value and goodwill impairment of the reporting unit.  Based on the test performed, management has determined that there was no indication of impairment of Puget Energy’s goodwill as of October 1, 2016.  There were no known events or circumstances from the date of the assessment through December 31, 2016 that would impact management’s conclusion.

Cash and Cash Equivalents
Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase.  The carrying amounts of cash and cash equivalents are reported at cost and approximate fair value, due to the short-term maturity.

Materials and Supplies
Materials and supplies are used primarily in the operation and maintenance of electric and natural gas distribution and transmission systems as well as spare parts for combustion turbines used for the generation of electricity.  Puget Energy and PSE record these items at weighted-average cost.

Fuel and Natural Gas Inventory
Fuel and natural gas inventory is used in the generation of electricity and for future sales to the Company’s natural gas customers.  Fuel inventory consists of coal, diesel and natural gas used for generation.  Natural gas inventory consists of natural gas and liquefied natural gas (LNG) held in storage for future sales.  Puget Energy and PSE record these items at the lower of cost or market value using the weighted-average cost method.

Regulatory Assets and Liabilities
PSE accounts for its regulated operations in accordance with ASC 980, “Regulated Operations” (ASC 980).  ASC 980 requires PSE to defer certain costs that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs.  It similarly requires deferral of revenues or gains and losses that are expected to be returned to customers in the future.  Accounting under ASC 980 is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers.  In most cases, PSE classifies regulatory assets and liabilities as long-term due to the length of the amortization.  For further details regarding regulatory assets and liabilities, see Note 3, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.
Puget Energy recorded regulatory assets and liabilities at the time of the merger related to power purchase contracts.

Allowance for Funds Used During Construction
AFUDC represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period.  The amount of AFUDC recorded in each accounting period varies depending primarily upon the level of construction work in progress and the AFUDC rate used.  AFUDC is capitalized as a part of the cost of utility plant; the AFUDC debt portion is credited to interest expense, while the AFUDC equity portion is credited to other income.  Cash inflow related to AFUDC does not occur until these charges are reflected in rates. The current AFUDC rate authorized by the Washington Commission for natural gas and electric utility plant additions as of July 1, 2013 is 7.77%.
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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $235.3 million, $234.2 million and $231.7 million for 2016, 2015 and 2014, respectively. The Company reports the collection of such taxes on a gross basis in operation revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.
The non-utility subsidiary recognizes revenue when services are performed or upon the sale of assets.  Revenue from retail sales is billed based on tariff rates approved by the Washington Commission.
PSE's electric and natural gas operations contain a revenue decoupling mechanism under which PSE's actual energy delivery revenues related to electric transmission and distribution, natural gas operations and general administrative costs are compared with authorized revenues allowed under the mechanism. The mechanism mitigates volatility in revenue due to weather and gross margin erosion related to energy efficiency. Any differences in revenue are deferred to a regulatory asset for under recovery or regulatory liability for over recovery under alternative revenue recognition standard. To record revenues under this program, the Company must be able to collect the revenue within 24 months based on alternative revenue recognition guidance. Decoupled rate increases are effective May 1 of each year subject to a 3.0% cap of total revenue for decoupled rate schedules. Any excess revenue above 3.0% will be included in the following year's decoupled rate. The Company will be able to recognize revenue below the 3.0% cap of total revenue for decoupled rate schedules. For revenue deferrals exceeding the annual 3.0% rate cap of total revenue for decoupled rate schedules, the Company will assess the excess amount to determine its ability to be collected within 24 months. For GAAP purposes only, the Company will not record any decoupling revenue that is expected to take longer than 24 months to collect following the end of the annual period in which the revenues would have otherwise been recognized. Once determined to be collectible within 24 months, any previously non-recorded amounts will be recorded. Revenues associated with energy costs under the power cost adjustment (PCA) mechanism and purchased gas adjustment (PGA) mechanism are excluded from the decoupling mechanism.

Allowance for Doubtful Accounts
Allowance for doubtful accounts are provided for electric and natural gas customer accounts based upon a historical experience rate of write-offs of energy accounts receivable along with information on future economic outlook.  The allowance account is adjusted monthly for this experience rate.   The allowance account is maintained until either receipt of payment or the likelihood of collection is considered remote at which time the allowance account and corresponding receivable balance are written off. The Company’s balance for allowance for doubtful accounts at December 31, 2016 and 2015 was $9.8 million each year.

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

Federal Income Taxes
For presentation in Puget Energy's and PSE’s separate financial statements, income taxes are allocated to the subsidiaries on the basis of separate company computations of tax, modified by allocating certain consolidated group limitations which are attributed to the separate company.  Taxes payable or receivable are settled with Puget Holdings, who is the ultimate tax payer.

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

Non-Core Natural Gas Sales
As part of the Company’s electric operations, PSE purchases natural gas for its gas-fired generation facilities.  The projected volume of natural gas for power is relative to the price of natural gas.  Based on the market prices for natural gas, PSE may use the natural gas it has already purchased to generate power or PSE may sell the already purchased natural gas.  The net proceeds from selling natural gas, previously purchased for power generation, are accounted for in electric operating revenue and are included in the PCA mechanism.

Production Tax Credit
Production Tax Credits (PTCs) represent federal income tax incentives available to taxpayers that generate energy from qualifying renewable sources.  PSE records the benefit of the PTCs as a deferred credit until such time as PSE utilizes the tax credit on its tax return. Once utilized, PSE will reclassify the credits to a regulatory liability and pass the benefit to customers.

Accounting for Derivatives
ASC 815 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value unless the contracts qualify for an exception.  PSE enters into derivative contracts to manage its energy resource portfolio and interest rate exposure including forward physical and financial contracts and swaps.  Some of PSE’s physical electric supply contracts qualify for the normal purchase normal sale (NPNS) exception to derivative accounting rules.  PSE may enter into financial fixed price contracts to economically hedge the variability of certain index-based contracts.  Those contracts that do not meet the NPNS exception are marked-to-market to current earnings in the statements of income, subject to deferral under ASC 980, for natural gas related derivatives due to the PGA mechanism.
Puget Energy and PSE elected to de-designate all energy related derivative contracts previously recorded as cash flow hedges for the purpose of simplifying its financial reporting.  The contracts that were de-designated related to physical electric supply contracts and natural gas swap contracts used to fix the price of natural gas for electric generation.  For these contracts and for contracts initiated after such date, all mark-to-market adjustments are recognized through earnings.  The amount previously recorded in accumulated other comprehensive income (AOCI) is transferred to earnings in the same period or periods during which the hedged transaction affects earnings or sooner if management determines that the forecasted transaction is probable of not occurring. When these contracts are settled, the contract price becomes part of purchased electricity or electric generation fuel which becomes part of PSE’s PCA mechanism and the unrealized gain or loss is listed separately under energy costs, as it represents the non-rate treatment of energy costs.
The Company may enter into swap instruments or other financial derivative instruments to manage the interest rate risk associated with its long-term debt financing and debt instruments.  As of December 31, 2016, Puget Energy has interest rate swap contracts outstanding originally related to its long-term debt.  For additional information, see Note 9, "Accounting for Derivative Instruments and Hedging Activities" to the consolidated financial statements included in Item 8 of this report.

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
The Company values derivative instruments based on daily quoted prices from an independent external pricing service.  When external quoted market prices are not available for derivative contracts, the Company uses a valuation model that uses volatility assumptions relating to future energy prices based on specific energy markets and utilizes externally available forward market price curves.  All derivative instruments are sensitive to market price fluctuations that can occur on a daily basis.  For additional information, see Note 10, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.

Debt Related Costs
Debt premiums, discounts, expenses and amounts received or incurred to settle hedges are amortized over the life of the related debt for the Company.  The premiums and costs associated with reacquired debt are deferred and amortized over the life of the related new issuance, in accordance with ratemaking treatment for PSE.

(2)  New Accounting Pronouncements

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 and the related amendments outline a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.
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
The Company plans to adopt ASU 2014-09 during the first quarter of fiscal year 2018.  Reporting entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  At this time, the Company has not yet selected a transition method; however, it is in the process of completing its analysis and expects to decide in early 2017. Additionally, the Company initiated a steering committee and project team to evaluate the impact of this standard, update any policies and procedures that may be affected, and implement the new revenue recognition guidance. After a substantial evaluation of this standard, the Company does not anticipate significant impacts to its results of operations or on its consolidated financial statements. The Company is still waiting on the resolution of certain industry implementation issues, including contributions in aid of construction (CIAC), to determine the full impact. The Company is anticipating additional disclosures related to the implementation of the new standard.

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
This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier adoption is permitted for all entities upon issuance. Reporting entities must apply a modified retrospective approach for the adoption of the new standard.  The Company plans to adopt ASU 2016-02 during the first quarter of fiscal year 2019.  At this time, the Company plans to initiate a steering committee and project team to evaluate the impact this standard will have on its results of operations and consolidated financial statements.

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
This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier adoption is permitted for all entities upon issuance. Reporting entities must apply a modified retrospective approach for the adoption of the new standard.  The Company plans to adopt ASU 2016-06 during the first quarter of fiscal year 2017. The Company anticipates the new guidance will not have a significant impact on its financial statements.

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The amendments in ASU 2016-15 provide guidance for eight specific cash flow issues that include (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distribution received from equity method investees, (vii) beneficial interest in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. Current GAAP is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after December 15, 2018. The Company plans to adopt ASU 2016-18 during the first quarter of fiscal year 2018 and does not anticipate the new guidance will have a significant impact on its consolidated statement of cash flows.

(3)  Regulation and Rates

Regulatory Assets and Liabilities
Regulatory accounting allows PSE to defer certain costs that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs.  It similarly requires deferral of revenues or gains that are expected to be returned to customers in the future.

The net regulatory assets and liabilities at December 31, 2016 and 2015 included the following:

Puget Sound Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2016		2015
Colstrip Regulatory Asset	(a)		$176,804		$—
Storm damage costs electric	1 to 2 years		122,709		125,777
Chelan PUD contract initiation	14.8 years		105,140		112,228
Decoupling deferrals and interest		156,408		104,150
Decoupling 24-month revenue reserve		(20,847)		(9,980)
Total decoupling asset	Less than 2 years		135,561		94,170
Lower Snake River	1 to 20.3 years		74,862		79,599
Deferred income taxes	(a)		71,517		72,694
Environmental remediation	(a)		74,557		66,887
Baker Dam licensing operating and maintenance costs	42 years		61,453		63,394
PGA deferral of unrealized losses on derivative instruments	(a)		—		60,889
Deferred Washington Commission AFUDC	35 years		51,404		52,197
Unamortized loss on reacquired debt	1 to 30 years		42,196		44,984
Property tax tracker	Less than 2 years		41,949		40,353
Energy conservation costs	1 to 2 years		41,027		36,646
White River relicensing and other costs	15.9 years		21,627		23,054
Mint Farm ownership and operating costs	8.3 years		16,319		18,320
Ferndale	2.8 years		11,274		15,253
Electron unrecovered loss	2 years		7,178		10,569
Snoqualmie licensing operating and maintenance costs	28 years		8,018		7,980
Colstrip common property	(a)		5,334		6,049
Colstrip major maintenance	2 years		6,589		5,897
Investment in Bonneville Exchange power contract	1 year		1,763		5,290
Snoqualmie	1.8 years		3,251		5,024
PCA mechanism	(a)		4,531		—
PGA receivable	1 year		2,785		—
Various other regulatory assets	Varies		25,337		24,248
Total PSE regulatory assets			1,113,185		971,502
Cost of removal	(b)		(369,300)		(347,472)
Treasury grants	3 to 42 years		(133,709)		(157,102)
Production tax credits	(c)		(93,616)		(93,616)
Decoupling ROR excess earnings		(13,300)		(25,483)
Decoupling deferrals and interest		(16,448)		—
Total decoupling liability	Less than 2 years		(29,748)		(25,483)
PGA payable	1 year		—		(12,589)
Summit purchase option buy-out	3.8 years		(6,038)		(7,612)
Deferral of treasury grant amortization	Less than 3 years		(3,920)		(6,058)
PGA deferral of unrealized gains on derivative instruments	(a)		(7,517)		—
Lower Snake River interest due	Less than 2 years		(4,189)		—
Various other regulatory liabilities	Up to 4 years		(5,259)		(13,751)
Total PSE regulatory liabilities			(653,296)		(663,683)
PSE net regulatory assets (liabilities)			$459,889		$307,819
_______________

(a)	Amortization periods vary depending on timing of underlying transactions or awaiting regulatory approval in a future Washington Commission rate proceeding.

(b)	The balance is dependent upon the cost of removal of underlying assets and the life of utility plant.

(c)	Amortization will begin once PTCs are utilized by PSE on its tax return.

Puget Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2016	2015
Total PSE regulatory assets	(a)	$1,113,185	$971,502
Puget Energy acquisition adjustments:
Regulatory assets related to power contracts	1 to 21 years	22,613	26,223
Various other regulatory assets	Varies	517	549
Total Puget Energy regulatory assets		1,136,315	998,274
Total PSE regulatory liabilities	(a)	(653,296)	(663,683)
Puget Energy acquisition adjustments:
Regulatory liabilities related to power contracts	1 to 36 years	(275,061)	(325,788)
Various other regulatory liabilities	Varies	(1,326)	(1,347)
Total Puget Energy regulatory liabilities		(929,683)	(990,818)
Puget Energy net regulatory asset (liabilities)		$206,632	$7,456
_______________

(a)	Puget Energy’s regulatory assets and liabilities include purchase accounting adjustments under ASC 805.

If the Company determines that it no longer meets the criteria for continued application of ASC 980, the Company would be required to write-off its regulatory assets and liabilities related to those operations not meeting ASC 980 requirements.  Discontinuation of ASC 980 could have a material impact on the Company’s financial statements.
In accordance with guidance provided by ASC 410, “Asset Retirement and Environmental Obligations (ARO),” PSE reclassified from accumulated depreciation to a regulatory liability $369.3 million and $347.5 million in 2016 and 2015, respectively, for the cost of removal of utility plant.  These amounts are collected from PSE’s customers through depreciation rates.

2013 Expedited Rate Filing, Decoupling and Centralia Decision
PSE filed a settlement agreement with the Washington Commission on March 22, 2013. The agreement was intended to settle all issues regarding decoupling, a power purchase agreement with TransAlta Centralia and the Expedited Rate Filing (ERF) which is limited in scope and rate impact, includes the property tax tracker, and is intended to establish baseline rates on which the decoupling mechanisms are to operate. The Washington Commission placed the ERF and decoupling filings under a common procedural schedule.
On June 25, 2013, the Washington Commission issued final orders resolving the amended decoupling petition, the ERF filing and the Petition for Reconsideration (related to the TransAlta Centralia power purchase agreement). Order No. 7 in the ERF/decoupling proceeding approved PSE's ERF filing with a small change to its cost of capital from 7.80% to7.77% to update long term debt costs and a capital structure that included 48.0% common equity with a return on equity (ROE) of 9.8%. This order also approved the property tax tracker discussed below and approved the amended decoupling and rate plan filing with the further condition that PSE and the customers will share 50.0% each in earnings in excess of the 7.77% authorized rate of return. In addition, the rate plan (K-Factor) increase allowed decoupling revenue per customer for the recovery of delivery system costs to subsequently increase by 3.0% for the electric customers and 2.2% for the natural gas customers on January 1 of each year, until the conclusion of PSE's next General Rate Case (GRC), which was filed on January 13, 2017. In the rate plan, increases are subject to a cap of 3.0% of the total revenue for customers.

General Rate Case Filing
On March 17, 2016, the Washington Commission approved a joint petition postponing the filing of PSE’s GRC until no later than January 17, 2017. As part of the petition, PSE agreed to update power costs on December 1, 2016 in conjunction with the Centralia PPA compliance filing. Additionally, PSE agreed to include in its GRC filing a plan for closure of coal fired steam electric generation facility in Colstrip, Montana (Colstrip) Units 1 and 2, of which PSE owns a 50% interest. Monthly allowed revenue per customer includes an automatic annual increase and will continue through December 2017 when new rates go into effect from PSE's 2017 GRC.
On January 13, 2017, PSE filed its GRC with the Washington Commission which proposed a weighted cost of capital of 7.74%, or 6.69% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.8%. The requested combined electric tariff changes would result in a net increase of $86.3 million or 4.1%. The requested combined natural gas tariff changes would result in a net decrease of $22.3 million, or 2.4%. The filing was subsequently suspended, which means that the final rates granted in the proceeding will go into effect no later than December 13, 2017.
PSE’s GRC filing included the required plan for Colstrip Units 1 and 2 closures, see Item 3, "Legal Proceedings" to the consolidated financial statements included in Item 8 of this report. Additionally, PSE’s filing contains requests for two new mechanisms to address regulatory lag. PSE has requested procedures for an ERF that can be used to update PSE’s delivery revenues on an expedited basis following a GRC proceeding. PSE also requested approval to establish an electric CRM similar to its existing natural gas CRM which would allow PSE to obtain accelerated cost recovery on specified electric reliability projects.

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms are expected to mitigate the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs from residential, commercial and industrial customers to mitigate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues will be recovered on a per customer basis regardless of actual consumption levels. The energy supply costs, which are part of the PCA and PGA mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption. Following each calendar year, PSE will recover or refund the difference between allowed decoupling revenue and the corresponding actual revenue to affected customers over a 12-month period beginning the following May. The decoupling mechanism will end on December 31, 2017 unless the continuation of the requested mechanism is approved in PSE's 2017 GRC which PSE filed on January 13, 2017. Decoupling over and under collections will still be collectible or refundable after December 31, 2017, even if the decoupling mechanism is not extended.
The Washington Commission approved the following PSE requests to change rates under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Electric:
May 1, 2016	1.0%	$20.8
May 1, 2015	2.6	53.8
May 1, 2014	0.5	10.6
Natural Gas:
May 1, 2016	2.8%	$25.4
May 1, 2015	2.1	22.0
May 1, 2014	(0.1)	(1.0)

As part of the April 22, 2015 filing, PSE requested to change the methodology of how decoupling deferrals are calculated going forward and adjust deferrals calculated in 2014. The change was done to ensure that the amortization of prior years’ accumulated decoupling deferrals were not included in the calculation of the current year decoupling deferrals. The effect of the methodology change was a reduction of approximately $12.0 million of previously recognized revenue from May through December of 2014.
In addition, PSE exceeded the earnings test threshold in 2016, 2015 and 2014. The amount of the reduction to the 2016 decoupling deferral will not be known until the final earnings test result is filed in PSE's decoupling mechanism filing that will be made on March 31, 2017.

PSE recorded the following reductions in decoupling deferrals to the electric and natural gas rate increases above:

Effective Date	Reduction in Rate Increases due to Excess Earnings (Dollars in Millions)
Electric:
2016 (estimated)	$11.2
2015	16.3
2014	3.4
Natural Gas:
2016 (estimated)	$2.1
2015	9.2
2014	—

As noted earlier, the Company is also limited to a 3.0% annual decoupling related cap on increases in total revenue. This limitation has been triggered as follows:

Effective Date Accrued Through	Deferrals not Included in Annual Rate Increases (Dollars in Millions)
Electric:
2015	$—
2014	1.9
Natural Gas:
2015	$28.7
2014	8.2

Existing deferrals may be included in customer rates beginning in May 2018, subject to subsequent application of the earnings test and the 3.0% cap on decoupling related rate increases.

Electric Regulation and Rates
Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable catastrophic/extraordinary losses and provided that costs in excess of $8.0 million annually may be deferred for qualifying storm damage costs that meet the modified IEEE outage criteria for system average interruption duration index. In 2016 and 2015, PSE incurred $22.0 million and $33.6 million, respectively, in storm-related electric transmission and distribution system restoration costs, of which $12.4 million was deferred in 2016 and $22.4 million was deferred in 2015.

Power Cost Adjustment Mechanism
PSE currently has a PCA mechanism that provides for the deferral of power costs that vary from the “power cost baseline” level of power costs. The “power cost baseline” levels are set, in part, based on normalized assumptions about weather and hydroelectric conditions.  Excess power costs or savings are apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism and will trigger a surcharge or refund when the cumulative deferral trigger is reached.

The graduated scale that was applicable through December 31, 2016 was as follows:

Annual Power Cost Variability	Company’s Share	Customers' Share
+/- $20 million	100%	—%
+/- $20 million - $40 million	50	50
+/- $40 million - $120 million	10	90
+/- $120 + million	5	95

On August 7, 2015, the Washington Commission issued an order approving the settlement proposing changes to the PCA mechanism. The settlement agreement took effect January 1, 2017 and will apply the following graduated scale:

Annual Power Cost Variability	Company's Share		Customers' Share
Over or Under Collection:	Over	Under	Over	Under
Over or Under Collected by up to $17 million	100%	100%	—%	—%
Over or Under Collected by between $17 million - $40 million	35	50	65	50
Over or Under Collected beyond $40 + million	10	10	90	90

The settlement also resulted in the following changes to the PCA mechanism:

•	Reduction to the cumulative deferral trigger for surcharge or refund from $30.0 million to $20.0 million;

•
Removal of fixed production costs from the PCA mechanism and placing them in the decoupling mechanism, assuming the decoupling mechanism continues after its review in the 2017 GRC. If decoupling was not to continue, those fixed production costs would be treated the same as other non-PCA costs unless permission to treat them in another manner is obtained from the Washington Commission. These fixed production costs include: (i) return and depreciation/amortization on fixed production assets and regulatory assets and liabilities; (ii) return on depreciation, transmission expense and revenues on specific transmission assets; and (iii) hydro, other production and other power related expenses and O&M costs;

•	Suspension of the requirement that a GRC must be filed within three months after rates are approved in a Power Cost Only Rate Case (PCORC);

•	Agreement, for a five-year period, that PSE will not file a GRC or PCORC within six months of the date rates go into effect for a PCORC filing; and

•	Establishment of a five-year moratorium on changes to the PCA.

PSE had an annual PCA receivable during the year ended December 31, 2016, due to under recovering $1.0 million of power costs of which no amounts were apportioned to customers.  This compares to an annual PCA receivable of $8.7 million for the year ended December 31, 2015 of which no amounts were apportioned to customers. The change was driven by a decrease in actual costs.

Federal Incentive Tracker Tariff
The following table sets forth Federal Incentive Tracker Tariff rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates from prior year	Total credit to be passed back to eligible customers (Dollars in Millions)
January 1, 2017, proposed	0.3%	$(51.7)
January 1, 2016	(0.2)	(57.3)
January 1, 2015	(0.2)	(55.2)
January 1, 2014	(0.3)	(58.5)

Power Cost Only Rate Case and Update Compliance Filing
The following table sets forth PCORC and update compliance filing rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
December 1, 2016	(1.7)%	$(37.3)
December 1, 2014	(0.9)	(19.4)

Electric Property Tax Tracker Mechanism
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2016	0.3%	$5.7
May 1, 2015	0.3	6.5
May 1, 2014	0.5	11.0

Electric Conservation Rider
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2017, proposed	0.7%	$16.5
May 1, 2016	(0.5)	(11.7)
May 1, 2015	0.2	4.2
May 1, 2014	0.6	12.2

Accounting Orders and Petitions
PSE completed the sale of its electric infrastructure assets located in Jefferson County and the transition of electrical services in the county to Jefferson County Public Utility District (JPUD) on March 31, 2013.  The proceeds from the sale exceeded the transferred assets' net carrying value of $46.7 million resulting in a pre-tax gain of approximately $60.0 million.  A final order was rendered on September 11, 2014 which authorized PSE to retain $7.5 million of the gain and return $52.7 million to customers. The customer portion was booked to a regulatory liability account in other current liabilities and accrued interest at PSE's after-tax rate of return. PSE paid this amount to customers through a bill credit in the month of December 2014.

Natural Gas Regulation and Rates
Natural Gas General Rate Cases and Other Filings Affecting Rates
Purchased Gas Adjustment
The following table sets forth PGA rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2016	(0.4)%	$(4.1)
November 1, 2015	(17.4)	(185.9)
November 1, 2014	2.5	23.3

Cost Recovery Mechanism
The following table sets forth CRM rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2016	0.6%	$5.6
November 1, 2015	0.5	5.3
November 1, 2014	0.2	2.3

Natural Gas Property Tax Tracker Mechanism
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2016	0.4%	$3.5
June 1, 2015	(0.2)	(2.3)
May 1, 2014	0.6	5.6

Natural Gas Conservation Rider
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2017, proposed	(0.1)%	(1.0)
May 1, 2016	0.3	2.9
May 1, 2015	0.2	2.3

Environmental Remediation
The Company is subject to environmental laws and regulations by the federal, state and local authorities and is required to undertake certain environmental investigative and remedial efforts as a result of these laws and regulations.  The Company has been named by the environmental protection agency (EPA), the Washington State Department of Ecology and/or other third parties as potentially responsible at several contaminated sites and manufactured gas plant sites.  PSE has implemented an ongoing program to test, replace and remediate certain underground storage tanks (UST) as required by federal and state laws.  The UST replacement component of this effort is finished, but PSE continues its work remediating and/or monitoring relevant sites.  During 1992, the Washington Commission issued orders regarding the treatment of costs incurred by the Company for certain sites under its environmental remediation program.  The orders authorize the Company to accumulate and defer prudently incurred cleanup costs paid to third parties for recovery in rates established in future rate proceedings, subject to Washington Commission review.  The Washington Commission consolidated the natural gas and electric methodological approaches to remediation and deferred accounting in an order issued October 8, 2008.
In accordance with the guidance of ASC 450, “Contingencies,” the Company reviews its estimated future obligations and will record adjustments, if any, on a quarterly basis.  Management believes it is probable and reasonably estimable that the impact of the potential outcomes of disputes with certain property owners and other potentially responsible parties will result in environmental remediation costs of $38.0 million for natural gas and $6.2 million for electric.  The Company believes a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties or from customers under a Washington Commission order.  The Company is also subject to cost-sharing agreements with third parties regarding environmental remediation projects in Seattle, Washington and Bellingham, Washington. The Company has taken the lead for both projects, and as of December 31, 2016, the Company’s share of future remediation costs is estimated to be approximately $24.9 million. The Company's deferred electric environmental costs are $13.8 million, $14.0 million and $13.4 million at December 31, 2016, 2015 and 2014, respectively, net of insurance proceeds. The Company's deferred natural gas environmental costs are $60.7 million, $52.9 million, and $52.6 million at December 31, 2016, 2015 and 2014, respectively, net of insurance proceeds. In the pending GRC, the Company has requested to ratebase remediation costs incurred, net of insurance, and third party recoveries.

(4)  Dividend Payment Restrictions

The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At December 31, 2016, approximately $532.9 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 47.9% at December 31, 2016, and the EBITDA to interest expense was 5.2 to 1.0 for the twelve months ended December 31, 2016.

PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.5 to 1.0 for the twelve months ended December 31, 2016.
At December 31, 2016, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

(5)  Utility Plant

The following table presents electric, natural gas and common utility plant classified by account:

		Puget Energy		Puget Sound Energy
Utility Plant	Estimated Useful Life	At December 31,		At December 31,
(Dollars in Thousands)	(Years)	2016	2015	2016	2015
Distribution plant	10-50	$5,287,542	$5,007,077	$6,922,176	$6,657,597
Production plant	25-125	3,007,546	3,028,481	3,910,129	3,950,231
Transmission plant	45-65	1,307,687	1,236,823	1,420,334	1,351,216
General plant	5-35	541,424	491,845	611,237	563,850
Intangible plant (including capitalized software)	3-50	347,697	305,705	338,327	294,380
Plant acquisition adjustment	2-22	242,826	242,826	282,792	282,792
Underground storage	25-60	30,695	28,914	44,206	42,545
Liquefied natural gas storage	25-45	12,628	12,628	14,498	14,498
Plant held for future use	NA	52,484	55,890	52,636	56,042
Recoverable Cushion Gas	NA	8,655	8,655	8,655	8,655
Plant not classified	1-125	159,345	65,892	159,345	65,892
Grant	NA	(99,100)	(102,379)	(99,100)	(102,379)
Capital leases, net of accumulated amortization[1]	2	645	378	645	378
Less: accumulated provision for depreciation		(2,161,796)	(1,878,868)	(4,927,602)	(4,681,830)
Subtotal		$8,738,278	$8,503,867	$8,738,278	$8,503,867
Construction work in progress	NA	420,278	408,795	420,278	408,795
Net utility plant		$9,158,556	$8,912,662	$9,158,556	$8,912,662
_______________

[1]	Accumulated amortization of capital leases at Puget Energy and PSE was $0.6 million in 2016 and $32.3 million in 2015.

Jointly owned generating plant service costs are included in utility plant service cost at the Company's ownership share.  The following table indicates the Company’s percentage ownership and the extent of the Company’s investment in jointly owned generating plants in service at December 31, 2016.  These amounts are also included in the Utility Plant table above.

			Puget Energy’s Share		Puget Sound Energy’s Share
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Accumulated Depreciation	Plant in Service at Cost	Accumulated Depreciation
Colstrip Units 1 & 2	Coal	50%	$70,717	$(22,284)	$204,334	$(155,902)
Colstrip Units 3 & 4	Coal	25%	307,383	(40,343)	575,902	(308,861)
Colstrip Units 1 – 4 Common Facilities	Coal	various	83	(27)	252	(196)
Frederickson 1	Natural Gas	49.85%	61,780	(9,779)	70,729	(18,728)
Jackson Prairie	Natural Gas Storage	33.34%	30,021	(5,544)	44,206	(19,730)

Asset Retirement Obligation
The Company has recorded liabilities for steam generation sites, combustion turbine generation sites, wind generation sites, distribution and transmission poles, gas mains, and leased facilities where disposal is governed by ASC 410 “ARO”.
On April 17, 2015, the United States EPA published a final rule, effective October 19, 2015, that regulates Coal Combustion Residuals (CCR) under the Resource Conservation and Recovery Act, Subtitle D. The CCR ruling requires the Company to perform an extensive study on the effects of coal ash on the environment and public health. The rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash surface impoundments.
The CCR rule and two new legal agreements which include a consent decree with the Sierra Club and a settlement agreement with the Sierra Club and the National Wildlife Federation in 2016 make significant changes to the Company’s Colstrip operations and those changes were reviewed by the Company and the plant operator in the second quarter of 2015 and the third quarter of 2016. PSE had previously recognized a legal obligation in 2003 under EPA rules to dispose of coal ash material at Colstrip. Due to the updated Colstrip information, additional disposal costs were added to the ARO.
During the third quarter 2016, PSE entered into two new legal agreements requiring the Company to close the Colstrip 1 and 2 plants on or before July 1, 2022 and to incur additional monitoring costs, water treatment costs, forced evaporation cost, and post closure care costs for all Colstrip Units. As a result, the Company adjusted the Colstrip ARO ending liability to increase by $45.7 million for Colstrip 1 and 2 and $37.0 million for Colstrip 3 and 4.
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
During the first quarter 2016, the Company updated its estimated decommissioning costs due to the timing of its ARO for Lower Snake River and Hopkins Ridge wind generation sites and increased the ARO liability of $19.7 million.

 The following table describes the changes to the Company’s ARO liability as of December 31, 2016 and 2015:

	At December 31,
(Dollars in Thousands)	2016	2015
Asset retirement obligation at beginning of period	$85,028	$48,909
New asset retirement obligation recognized in the period	—	34,534
Liability adjustment in the period	(411)	(3,628)
Revisions in estimated cash flows	113,081	3,403
Accretion expense	2,647	1,810
Asset retirement obligation at end of period	$200,345	$85,028

The Company has identified the following obligations, as defined by ASC 410, “ARO,” which were not recognized because the liability for these assets cannot be reasonably estimated at December 31, 2016 due to:

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

•
An obligation to pay its share of decommissioning costs at the end of the functional life of the major transmission lines.  The major transmission lines are expected to be used indefinitely; therefore, the liability cannot be reasonably estimated;

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

(6)  Long-Term Debt

The following table presents outstanding long-term debt principal amounts and due dates as of December 31, 2016 and 2015:

(Dollars in Thousands)			At December 31,
Series	Type	Due	2016	2015
Puget Sound Energy:
5.500%	Promissory Note	2017	$2,412	$2,412
6.740%	Senior Secured Note	2018	200,000	200,000
7.150%	First Mortgage Bond	2025	15,000	15,000
7.200%	First Mortgage Bond	2025	2,000	2,000
7.020%	Senior Secured Note	2027	300,000	300,000
7.000%	Senior Secured Note	2029	100,000	100,000
3.900%	Pollution Control Bond	2031	138,460	138,460
4.000%	Pollution Control Bond	2031	23,400	23,400
5.483%	Senior Secured Note	2035	250,000	250,000
6.724%	Senior Secured Note	2036	250,000	250,000
6.274%	Senior Secured Note	2037	300,000	300,000
5.757%	Senior Secured Note	2039	350,000	350,000
5.795%	Senior Secured Note	2040	325,000	325,000
5.764%	Senior Secured Note	2040	250,000	250,000
4.434%	Senior Secured Note	2041	250,000	250,000
5.638%	Senior Secured Note	2041	300,000	300,000
4.300%	Senior Secured Note	2045	425,000	425,000
4.700%	Senior Secured Note	2051	45,000	45,000
6.974%	Junior Subordinated Note	2067	250,000	250,000
*	Debt discount, issuance cost and other	*	(28,974)	(31,910)
Total PSE long-term debt			3,747,298	3,744,362
Puget Energy:
*	Fair value adjustment of PSE long-term debt	*	(199,436)	(207,977)
*	Revolving Credit Agreement	2018	12,480	—
6.500%	Senior Secured Note	2020	450,000	450,000
6.000%	Senior Secured Note	2021	500,000	500,000
5.625%	Senior Secured Note	2022	450,000	450,000
3.650%	Senior Secured Note	2025	400,000	400,000
*	Debt discount, issuance cost and other	*	(6,269)	(8,867)
Total Puget Energy long-term debt			$5,354,073	$5,327,518
_______________

*	Not Applicable.

PSE's senior secured notes will cease to be secured by the pledged first mortgage bonds on the date that all of the first mortgage bonds issued and outstanding under the electric or natural gas utility mortgage indenture have been retired.  As of December 31, 2016, the latest maturity date of the first mortgage bonds, other than pledged first mortgage bonds, is December 22, 2025.

Puget Sound Energy Long-Term Debt
PSE has in effect a shelf registration statement ("the existing shelf") under which it may issue, as of the date of this report, up to $800.0 million aggregate principal amount of senior notes secured by first mortgage bonds. The existing shelf will expire in November 2019.

Substantially all utility properties owned by PSE are subject to the lien of the Company’s electric and natural gas mortgage indentures.  To issue additional first mortgage bonds under these indentures, PSE’s earnings available for interest must exceed certain minimums as defined in the indentures.  At December 31, 2016, the earnings available for interest exceeded the required amount.
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

Puget Energy Long-Term Debt
In May 2015, Puget Energy issued $400.0 million of senior secured notes in a private placement. The notes mature in May 2025 and have an interest rate of 3.65%, which is payable semi-annually in May and November. Net proceeds of the issuance were used to repay outstanding Puget Energy indebtedness and to fund a special dividend to shareholders. In November 2015, Puget Energy exchanged $400.0 million of its 3.65% senior secured notes that were originally issued in the May 2015 private placement for registered notes of the same amount.

Long-Term Debt Maturities
The principal amounts of long-term debt maturities for the next five years and thereafter are as follows:

(Dollars in Thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Maturities of:
PSE long-term debt	$2,412	$200,000	$—	$—	$—	$3,573,860	$3,776,272
Puget Energy long-term debt	—	12,480	—	450,000	500,000	850,000	1,812,480
Puget Energy long-term debt	$2,412	$212,480	$—	$450,000	$500,000	$4,423,860	$5,588,752

(7)  Liquidity Facilities and Other Financing Arrangements

As of December 31, 2016 and 2015, PSE had $245.8 million and $159.0 million in short-term debt outstanding, respectively, exclusive of the demand promissory note with Puget Energy.  Outside of the consolidation of PSE’s short-term debt, Puget Energy had no short-term debt outstanding in either year as borrowings under its credit facilities are classified as long-term.  PSE’s weighted-average interest rate on short-term debt, including borrowing rate, commitment fees and the amortization of debt issuance costs, during 2016 and 2015 was 3.21% and 4.24%, respectively.  As of December 31, 2016, PSE and Puget Energy had several committed credit facilities that are described below.

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
In April 2014, the Company completed a one-year extension on both of the liquidity and hedging facilities, extending the maturity from February 2018 to April 2019, and updating or clarifying the definitions of other terms and conditions of the facilities from when they were committed in 2013. The credit agreements are syndicated among numerous lenders and contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreements also contain a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of December 31, 2016, PSE was in compliance with all applicable covenant ratios.
The credit agreements provide PSE with the ability to borrow at different interest rate options. The credit agreements allow PSE to borrow at the bank's prime rate or to make floating rate advances at the London Interbank Offered Rate (LIBOR) plus a spread that is based upon PSE's credit rating. PSE must pay a commitment fee on the unused portion of the credit facilities. The spreads and the commitment fee depend on PSE's credit ratings. As of the date of this report, the spread to the LIBOR is 1.75% and the commitment fee is 0.275%.
As of December 31, 2016, no amounts were drawn under either PSE's $650.0 million facility or PSE's $350.0 million energy hedging facility. No letters of credit were outstanding under either facility, and $245.8 million was outstanding under the commercial paper program. Outside of the credit agreements, PSE had a $3.5 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  As of December 31, 2016, there was no outstanding balance under the Note.

Puget Energy
Credit Facility
At December 31, 2016, Puget Energy maintained an $800.0 million revolving senior secured credit facility. In April, 2014, the Company completed an amendment to the senior secured credit facility, extending the maturity from February 2017 to April 2018, updating the fee structure, eliminating a financial covenant and updating or clarifying the definitions of other terms and conditions of the facility. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of December 31, 2016, there was $12.5 million outstanding under the facility. As a result of Puget Energy's credit rating upgrade in 2014, the spread over LIBOR was 1.75% and the commitment fee was 0.275% as of the date of this report. Puget Energy entered into interest rate swap contracts to manage the interest rate risk associated with the credit facility or similar variable rate debt. For additional information, see Note 9, "Accounting for Derivative Instruments and Hedging Activities" to the consolidated financial statements included in Item 8 of this report.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of December 31, 2016, Puget Energy was in compliance with all applicable covenants.

(8)  Leases

PSE leases buildings and assets under operating leases. Certain leases contain purchase options, renewal options and escalation provisions.  Operating lease expenses net of sublease receipts were:

(Dollars in Thousands)
At December 31,
Years	Operating Lease Expense
2016	$31,786
2015	27,843
2014	30,737

Payments received for the subleases of properties were immaterial for each of the years ended 2016, 2015 and 2014.
Future minimum lease payments for non-cancelable leases net of sublease receipts are:

(Dollars in Thousands)
At December 31,	Future Minimum Lease Payments
Years	Operating	Capital
2017	$22,212	$296
2018	19,834	296
2019	18,078	74
2020	16,507	—
2021	8,137	—
Thereafter	102,393	—
Total minimum lease payments	$187,161	$666

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
The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of December 31, 2016, Puget Energy had two interest rate swap contracts outstanding which matured January 2017. Currently, these swap instruments do not hedge any variable interest rate debt. PSE did not have any outstanding interest rate swap instruments.

The following table presents the volumes, fair values and locations of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy	At Year Ended December 31,
(Dollars in Thousands)	Volumes (millions)		Assets[1]		Liabilities[2]
	2016	2015	2016	2015	2016	2015
Interest rate swap derivatives[3]	$450.0	$450.0	$—	$—	$141	$5,050
Electric portfolio derivatives	*	*	36,460	23,443	41,329	112,106
Natural gas derivatives (MMBtus)[4]	336.4	369.5	26,619	6,200	19,101	67,090
Total derivative contracts	**	**	$63,079	$29,643	$60,571	$184,246
Current	**	**	$54,341	$24,418	$44,310	$136,173
Long-term	**	**	8,738	5,225	16,261	48,073
Total derivative contracts	**	**	$63,079	$29,643	$60,571	$184,246
_______________

[1]	Balance sheet location: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet location: Current and Long-term Unrealized loss on derivative instruments.

[3]	Interest rate swap contracts are only held at Puget Energy.

[4]
All fair value adjustments on derivatives relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations,” due to the PGA mechanism. The net derivative asset or liability and offsetting regulatory liability or asset are related to contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.

*
Electric portfolio derivatives consist of electric generation fuel of 186.8 million One Million British Thermal Units (MMBtus) and purchased electricity of 3.6 million megawatt hours (MWhs) at December 31, 2016 and 202.1 million MMBtus and 0.1 million MWhs at December 31, 2015.

**	Not meaningful and/or applicable.

It is the Company's policy to record all derivative transactions on a gross basis at the contract level, without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: WSPP, Inc. (WSPP) agreements, which standardize physical power contracts; International Swaps and Derivatives Association (ISDA) agreements, which standardize financial gas and electric contracts; and North American Energy Standards Board (NAESB) agreements, which standardize physical gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as right of set-off in the event of counterparty default. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount. For further details regarding the fair value of derivative instruments, see Note 10, "Fair Value Measurements," to the consolidated financial statements included in Item 8 of this report.

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
At December 31, 2016
(Dollars in Thousands)	Gross Amounts Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$63,079	$—	$63,079	$(42,858)	$—	$20,221
Liabilities:
Energy derivative contracts	60,430	—	60,430	(42,858)	—	17,572
Interest rate swaps[2]	141	—	141	—	—	141

Puget Energy and Puget Sound Energy
At December 31, 2015
(Dollars in Thousands)	Gross Amounts Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$29,643	$—	$29,643	$(23,998)	$—	$5,645
Liabilities:
Energy derivative contracts	179,196	—	179,196	(23,998)	—	155,198
Interest rate swaps[2]	5,050	—	5,050	—	—	5,050
_______________

[1]	All Derivative Contract deals are executed under ISDA, NAESB and WSPP Master Netting Agreements with Right of set-off.

[2]	Interest Rate Swap Contracts are only held at Puget Energy.

The following tables present the effect and locations of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy		Year Ended December 31,
(Dollars in Thousands)	Location	2016	2015	2014
Interest rate contracts:
	Non-hedged interest rate swap (expense) income	$(1,062)	$(3,796)	$(3,915)
	Interest expense	—	560	500
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	62,318	(9,315)	(42,334)
Realized	Electric generation fuel	(39,656)	(44,648)	6,511
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net[1]	21,477	22,548	(41,812)
Realized	Purchased electricity	(21,998)	(39,137)	(4,212)
Total gain (loss) recognized in income on derivatives		$21,079	$(73,788)	$(85,262)

Puget Sound Energy		Year Ended December 31,
(Dollars in Thousands)	Location	2016	2015	2014
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$62,318	$(9,315)	$(42,334)
Realized	Electric generation fuel	(39,656)	(44,648)	6,511
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net[1]	21,477	22,003	(43,302)
Realized	Purchased electricity	(21,998)	(39,137)	(4,212)
Total gain (loss) recognized in income on derivatives		$22,141	$(71,097)	$(83,337)
_______________

[1]
Differences between Puget Energy and PSE for the twelve months ended December 31, 2015 and 2014 are due to certain derivative contracts recorded at fair value in 2009 and subsequently designated as NPNS or cash flow hedges. These differences occurred through February 2015.

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of December 31, 2016, approximately 93.1% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated investment grade by rating agencies and 6.9% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against unrealized gain (loss) positions. As of December 31, 2016, the Company was in a net asset position with the majority of counterparties, however, the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. As of December 31, 2016, PSE has posted a $1.0 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger any collateral requirements with any of its counterparties during the twelve months ended December 31, 2016, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.
The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity:

Puget Energy and Puget Sound Energy	At December 31,
(Dollars in Thousands)	2016			2015
Contingent Feature	Fair Value[1] Liability	Posted Collateral	Contingent Collateral	Fair Value[1] Liability	Posted Collateral	Contingent Collateral
Credit rating[2]	$4,894	$—	$4,894	$24,187	$—	$24,187
Requested credit for adequate assurance	7,427	—	—	67,003	—	—
Forward value of contract[3]	507	—	—	—	—	—
Total	$12,828	$—	$4,894	$91,190	$—	$24,187
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

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

Assets and Liabilities with Estimated Fair Value

The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $49.1 million and $52.8 million at December 31, 2016 and 2015, respectively, are included in other property and investments on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company credit spreads as inputs, interpolating to the maturity date of each issue. Carrying values and estimated fair values were as follows:

Puget Energy		At December 31, 2016		At December 31, 2015
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$210,261	$250,000	$211,173
Long-term debt (fixed-rate), net of discount[1]	2	5,091,593	6,337,287	5,077,518	6,308,831
Long-term debt (variable-rate)	2	12,480	12,480	—	—
Total		$5,354,073	$6,560,028	$5,327,518	$6,520,004

Puget Sound Energy		At December 31, 2016		At December 31, 2015
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$210,261	$250,000	$211,173
Long-term debt (fixed-rate), net of discount[2]	2	3,497,298	4,360,783	3,494,362	4,329,444
Total		$3,747,298	$4,571,044	$3,744,362	$4,540,617
_______________

[1]	The carrying value includes debt issuances costs of $33.0 million and $38.4 million for December 31, 2016 and 2015, respectively, which are not included in fair value.

[2]	The carrying value includes debt issuances costs of $27.2 million and $30.0 million for December 31, 2016 and 2015, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy	Fair Value			Fair Value
	At December 31, 2016			At December 31, 2015
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Liabilities:
Interest rate derivative instruments	$141	$—	$141	$5,050	$—	$5,050
Total derivative liabilities	$141	$—	$141	$5,050	$—	$5,050

Puget Energy and Puget Sound Energy	Fair Value			Fair Value
	At December 31, 2016			At December 31, 2015
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$30,666	$5,794	$36,460	$10,709	$12,734	$23,443
Natural gas derivative instruments	23,316	3,303	26,619	4,538	1,662	6,200
Total derivative assets	$53,982	$9,097	$63,079	$15,247	$14,396	$29,643
Liabilities:
Electric derivative instruments	$36,507	$4,822	$41,329	$92,027	$20,079	$112,106
Natural gas derivative instruments	16,423	2,678	19,101	63,045	4,045	67,090
Total derivative liabilities	$52,930	$7,500	$60,430	$155,072	$24,124	$179,196

Puget Energy and Puget Sound Energy	Year Ended December 31,
Level 3 Roll-Forward Net (Liability)	2016			2015			2014
(Dollars in Thousands)	Electric	Gas	Total	Electric	Gas	Total	Electric	Gas	Total
Balance at beginning of period	$(7,345)	$(2,383)	$(9,728)	$(12,062)	$(2,040)	$(14,102)	$(15,421)	$(361)	$(15,782)
Changes during period
Realized and unrealized energy derivatives:
Included in earnings[1]	4,007	—	4,007	(6,432)	—	(6,432)	(5,537)	—	(5,537)
Included in regulatory assets / liabilities	—	4,312	4,312	—	3,695	3,695	—	1,630	1,630
Settlements[2]	(1,129)	(2,679)	(3,808)	902	(3,885)	(2,983)	1,036	(1,534)	(498)
Transferred into Level 3	(3,021)	—	(3,021)	(787)	—	(787)	5,155	(585)	4,570
Transferred out of Level 3	8,460	1,375	9,835	11,034	(153)	10,881	2,705	(1,190)	1,515
Balance at end of period	$972	$625	$1,597	$(7,345)	$(2,383)	$(9,728)	$(12,062)	$(2,040)	$(14,102)
_______________

[1]
Income Statement location: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $2.0 million, $(7.4) million and $(9.6) million for the years ended December 31, 2016, 2015 and 2014, respectively.

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
In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month, and reported in the Level 3 Roll-forward table above. The Company did not have any transfers between Level 2 and Level 1 during the years ended December 31, 2016 and 2015. The Company does periodically transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances the Company uses a more liquid price point and performs a 15-month regression against the illiquid locations to serve as a proxy for market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs.
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. Below are the forward price ranges for the Company's commodity contracts, as of December 31, 2016:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$5,794	$4,822	Discounted cash flow	Power Prices	$11.86 per MWh	$33.52 per MWh	$27.61 per MWh
Natural gas	$3,303	$2,678	Discounted cash flow	Natural Gas Prices	$2.00 per MMBtu	$3.24 per MMBtu	$2.42 per MMBtu
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At December 31, 2016, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $0.2 million.

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

During 2016 and 2015, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets. In 2016 and 2015, due to decreases in forecasted revenue and cost estimates and continued significant decreases in forward power prices, the following impairments were recorded to the Company's intangible asset contracts, with corresponding reductions to the regulatory liability as follows:

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
Below are significant unobservable inputs used in estimating the impaired long term power purchase contracts' fair value in 2016 and 2015:

Puget Energy
Valuation Date	Unobservable Input	Low	High	Average
September 30, 2016
	Power prices	$24.24 per MWh	$58.96 per MWh	$39.31 per MWh
	Power contract costs (in thousands)	$618 per year	$4,633 per year	$2,472 per year
March 31, 2016
	Power prices	$9.46 per MWh	$25.96 per MWh	$21.38 per MWh
	Power contract costs (in thousands)	$4,100 per qtr.	$4,659 per qtr.	$4,452 per qtr.
December 31, 2015
	Power prices	$15.16 per MWh	$27.25 per MWh	$23.23 per MWh
	Power contract costs (in thousands)	$4,100 per qtr.	$4,659 per qtr.	$4,417 per qtr.

(11)  Employee Investment Plans

The Company's Investment Plan is a qualified employee 401(k) plan, under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options.  PSE’s contributions to the employee Investment Plan were $17.2 million, $16.1 million and $14.9 million for the years 2016, 2015 and 2014, respectively.  The employee Investment Plan eligibility requirements are set forth in the plan documents.
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

Non-represented and UA-represented employees hired on or after January 1, 2014 along with IBEW-represented employees hired on or after December 12, 2014, will have access to the 401(k) plan. The two contribution sources from PSE are below:

•
401(k) Company Matching: New non-represented, UA-represented and IBEW-represented employees will receive company match each paycheck based on a new schedule-100% match on the first 3% of pay contributed and 50% match on the next 3% of pay contributed. An employee who contributes 6% of pay will receive 4.5% of pay in company match. Company matching will be immediately vested.

•
Company Contribution: New UA-represented employees will receive an annual company contribution of 4% of eligible pay placed in the Cash Balance retirement plan. New non-represented and IBEW-represented employees will receive an annual company contribution of 4% of eligible pay, placed either in the Investment Plan 401(k) plan or in PSE’s Cash Balance retirement plan. New non-represented and IBEW-represented employees will make a one-time election within 30 days of hire and direct that PSE put the 4% contribution either into the 401(k) plan or into an account in the Cash Balance retirement plan. The Company’s 4% contribution will vest after three years of service.

(12)  Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering the largest portion of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  Starting with January 1, 2014, all non-represented and UA-represented employees, along with IBEW-represented employees hired on or after December 12, 2014 who elect to accumulate the Company contribution in the cash balance formula portion of the pension plan, will receive annual pay credits of 4% each year. They will also receive interest credits like other participants in the cash balance pension formula of the pension plan, which are at least 1% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, he or she will have annuity and lump sum options for distribution. Those who select the lump sum option will receive their current cash balance amount. PSE also maintains a non-qualified Supplemental Executive Retirement Plan (SERP) for its key senior management employees.
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
The following tables summarize the Company’s change in benefit obligation, change in plan assets and amounts recognized in the Statements of Financial Position for the years ended December 31, 2016 and 2015:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of period	$643,088	$690,194	$51,279	$55,855	$13,946	$15,688
Service cost	18,913	21,287	1,085	1,108	93	112
Interest cost	28,689	28,088	2,325	2,281	533	621
Actuarial loss (gain)	1,545	(55,665)	106	(4,430)	(2,262)	(1,416)
Benefits paid	(38,730)	(39,963)	(3,061)	(3,535)	(1,264)	(1,354)
Medicare part D subsidy received	—	—	—	—	148	295
Administrative expense	(898)	(853)	—	—	—	—
Benefit obligation at end of period	$652,607	$643,088	$51,734	$51,279	$11,194	$13,946

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of period	$598,865	$626,173	$—	$—	$7,203	$8,360
Actual return on plan assets	37,022	(4,489)	—	—	926	(378)
Employer contribution	24,000	18,000	3,061	3,535	335	575
Benefits paid	(38,730)	(39,963)	(3,061)	(3,535)	(1,264)	(1,354)
Administrative expense	(897)	(856)	—	—	—	—
Fair value of plan assets at end of period	$620,260	$598,865	$—	$—	$7,200	$7,203
Funded status at end of period	$(32,347)	$(44,223)	$(51,734)	$(51,279)	$(3,994)	$(6,743)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Amounts recognized in Statement of Financial Position consist of:
Noncurrent assets	$—	$—	$—	$—	$—	$—
Current liabilities	—	—	(1,911)	(2,545)	(325)	(353)
Noncurrent liabilities	(32,347)	(44,223)	(49,823)	(48,734)	(3,669)	(6,390)
Net assets (liabilities)	$(32,347)	$(44,223)	$(51,734)	$(51,279)	$(3,994)	$(6,743)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$652,607	$643,088	$51,734	$51,279	$11,194	$13,946
Accumulated benefit obligation	641,855	635,599	47,639	46,978	11,092	13,828
Fair value of plan assets	620,260	598,865	—	—	7,200	7,203

The following tables summarize Puget Energy's and PSE's pension benefit amounts recognized in AOCI for the years ended December 31, 2016 and 2015:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$56,588	$45,447	$9,043	$9,848	$(4,190)	$(1,834)
Prior service cost (credit)	(9,822)	(11,802)	246	288	—	—
Total	$46,766	$33,645	$9,289	$10,136	$(4,190)	$(1,834)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$217,143	$221,064	$11,978	$13,202	$(5,994)	$3,834
Prior service cost (credit)	(7,806)	(9,379)	251	295	—	—
Total	$209,337	$211,685	$12,229	$13,497	$(5,994)	$3,834

The following tables summarize Puget Energy's and PSE's net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014:

Puget Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$18,913	$21,287	$17,437	$1,085	$1,108	$1,042	$93	$112	$112
Interest cost	28,689	28,088	28,039	2,325	2,281	2,310	533	621	684
Expected return on plan assets	(46,619)	(45,038)	(42,464)	—	—	—	(446)	(531)	(535)
Amortization of prior service cost (credit)	(1,980)	(1,980)	(1,980)	42	42	42	—	—	—
Amortization of net loss (gain)	—	3,887	—	911	1,641	913	(386)	(130)	(393)
Net periodic benefit cost	$(997)	$6,244	$1,032	$4,363	$5,072	$4,307	$(206)	$72	$(132)

Puget Sound Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$18,913	$21,287	$17,437	$1,085	$1,108	$1,042	$93	$112	$112
Interest cost	28,689	28,088	28,039	2,325	2,281	2,310	533	621	684
Expected return on plan assets	(46,814)	(45,462)	(43,252)	—	—	—	(446)	(531)	(535)
Amortization of prior service cost (credit)	(1,573)	(1,573)	(1,573)	44	44	44	—	3	3
Amortization of net loss(gain)	15,257	20,555	13,195	1,330	2,120	1,461	(632)	(406)	(702)
Net periodic benefit cost	$14,472	$22,895	$13,846	$4,784	$5,553	$4,857	$(452)	$(201)	$(438)

The following tables summarize Puget Energy's and PSE's benefit obligations recognized in other comprehensive income (OCI) for the years ended December 31, 2016 and 2015:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$11,141	$(6,136)	$106	$(4,430)	$(2,742)	$(508)
Amortization of net loss (gain)	—	(3,887)	(910)	(1,641)	385	131
Amortization of prior service credit	1,980	1,980	(42)	(42)	—	—
Total change in other comprehensive income for year	$13,121	$(8,043)	$(846)	$(6,113)	$(2,357)	$(377)

Puget Sound Energy	Qualified Pension Benefit		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2016	2015	2016	2015	2016	2015
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$11,336	$(5,711)	$106	$(4,430)	$(2,742)	$(508)
Amortization of net (loss) gain	(15,257)	(20,556)	(1,330)	(2,120)	631	407
Amortization of prior service cost (credit)	1,573	1,573	(44)	(44)	—	(3)
Total change in other comprehensive income for year	$(2,348)	$(24,694)	$(1,268)	$(6,594)	$(2,111)	$(104)

The estimated net (loss) gain and prior service cost (credit) for the pension plans that will be amortized from accumulated OCI into net periodic benefit cost in 2017 by PSE are $(13.7) million and $(1.6) million, respectively.  The estimated net (loss) gain for the SERP that will be amortized from accumulated OCI into net periodic benefit cost in 2017 is $(1.6) million. The estimated prior service cost (credit) for the SERP that will be amortized from accumulated OCI into net periodic benefit cost in 2017 is immaterial.  The estimated net (loss) gain and prior service cost (credit) for the other postretirement plans that will be amortized from accumulated OCI into net periodic benefit cost in 2017 is immaterial. For Puget Energy, the overall amounts expected to be amortized from accumulated OCI into net period benefit cost in 2017 were immaterial.
The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2017 are expected to be at least $18.0 million, $1.9 million and $0.3 million, respectively.

Assumptions
In accounting for pension and other benefit obligations and costs under the plans, the following weighted-average actuarial assumptions were used by the Company:

	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
Benefit Obligation Assumptions	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.50%	4.65%	4.25%	4.50%	4.65%	4.25%	4.50%	4.65%	4.25%
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Medical trend rate	—	—	—	—	—	—	8.80	7.20	5.70
Benefit Cost Assumptions
Discount rate	4.65%	4.25%	5.10%	4.65%	4.25%	5.10%	4.65%	4.25%	5.10%
Return on plan assets	7.75	7.75	7.75	—	—	—	6.75	7.00	7.00
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Medical trend rate	—	—	—	—	—	—	5.30	7.20	6.70

The assumed medical inflation rate used to determine benefit obligations is 8.80% in 2017 grading down to 4.30% in 2018.  A 1.0% change in the assumed medical inflation rate would have the following effects:

	2016		2015
(Dollars in Thousands)	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on post-retirement benefit obligation	$38	$(35)	$52	$(42)
Effect on service and interest cost components	2	(2)	2	(2)

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
Puget Energy’s pension and other postretirement benefits income or costs depend on several factors and assumptions, including plan design, timing and amount of cash contributions to the plan, earnings on plan assets, discount rate, expected long-term rate of return, and mortality and health care costs trends.  Changes in any of these factors or assumptions will affect the amount of income or expense that Puget Energy records in its financial statements in future years and its projected benefit obligation.  Puget Energy has selected an expected return on plan assets based on a historical analysis of rates of return and Puget Energy’s investment mix, market conditions, inflation and other factors.  As required by merger accounting rules, market-related value was reset to market value effective with the merger.
The discount rates were determined by using market interest rate data and the weighted-average discount rate from Citigroup Pension Liability Index Curve.  The Company also takes into account in determining the discount rate the expected changes in market interest rates and anticipated changes in the duration of the plan liabilities.

Plan Benefits
The expected total benefits to be paid during the next five years and the aggregate total to be paid for the five years thereafter are as follows:

(Dollars in Thousands)	2017	2018	2019	2020	2021	2022-2026
Qualified Pension total benefits	$41,400	$42,500	$43,600	$44,600	$45,200	$240,800
SERP Pension total benefits	1,911	5,278	5,666	4,454	1,724	34,043
Other Benefits total with Medicare Part D subsidy	928	893	863	829	787	3,873
Other Benefits total without Medicare Part D subsidy	1,256	1,239	1,216	1,191	1,158	5,294

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

	Allocation
Asset Class	Minimum	Target	Maximum
Domestic large cap equity	25%	31%	40%
Domestic small cap equity	—	9	15
Non-U.S. equity	10	25	30
Fixed income	15	25	30
Real estate	—	—	10
Absolute return	5	10	15
Cash	—	—	5

Plan Fair Value Measurements
ASC 715, “Compensation – Retirement Benefits” (ASC 715) directs companies to provide additional disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures are to disclose the following: (i) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (ii) major categories of plan assets; (iii) inputs and valuation techniques used to measure the fair value of plan assets; (iv) effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (v) significant concentrations of risk within plan assets.
ASC 820 allows the reporting entity, as a practical expedient, to measure the fair value of investments that do not have readily determinable fair values on the basis of the net asset value per share of the investment if the net asset value of the investment is calculated in a matter consistent with ASC 946, “Financial Services – Investment Companies”.  The standard requires disclosures about the nature and risk of the investments and whether the investments are probable of being sold at amounts different from the net asset value per share.
The following table sets forth by level, within the fair value hierarchy, the qualified pension plan as of December 31, 2016 and 2015:

	Recurring Fair Value Measures			Recurring Fair Value Measures
	As of December 31, 2016			As of December 31, 2015
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Mutual Funds	$181,212	$—	$181,212	$169,165	$—	$169,165
Common Stock	154,255	—	$154,255	146,321	—	$146,321
Government Securities	18,754	16,197	$34,951	8,835	14,268	$23,103
Corporate Bonds	—	38,543	$38,543	—	44,157	$44,157
Subtotal	354,221	54,740	408,961	324,321	58,425	382,746
Investments measured at NAV[1]	*	*	222,819	*	*	223,663
Net (payable) receivable	*	*	(9,894)	*	*	(7,544)
Total assets	*	*	$621,886	*	*	$598,865
_______________

[1]
In accordance with ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)", certain investments that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the statement of net assets available for benefits. Investments measured at NAV consist of common/collective trust funds and two partnerships held as of December 31, 2016.

Mesirow Institutional Multi-Strategy Fund Partnership, L.P. utilizes a combination of long and short strategies through investments in investment funds. The major strategy allocations of the investment funds include (1) Investments in debt obligations of public and private entities; typically in financial duress, and (2) Investments in equity positions on a global basis utilizing fundamental analysis.
Grosvenor Institutional Partners Fund, L.P invests substantially all of the fund assets available in the Grosvenor Master Fund, a Cayman Islands exempted company which is sponsored, managed and has the same investment objective as the Partnership fund. In addition to the Master Fund, investments are made primarily in offshore investment funds, investment partnerships, and pooled investment vehicles; collectively referred to as Portfolio Funds, which generally implement "nontraditional" or "alternative" investment strategies.

*	Not Applicable.

The following table sets forth by level, within the fair value hierarchy, the Other Benefits plan assets which consist of insurance benefits for retired employees, at fair value:

	Recurring Fair Value Measures			Recurring Fair Value Measures
	As of December 31, 2016			As of December 31, 2015
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Mutual fund[1]	$7,182	$—	$7,182	$7,135	$—	$7,135
Cash equivalents[2]	—	80	80	—	68	68
Total assets	$7,182	$80	$7,262	$7,135	$68	$7,203
_______________

[1]
This is a publicly traded balanced mutual fund.  The fund seeks regular income, conservation of principal, and an opportunity for long-term growth of principal and income.  The fair value is determined by taking the number of shares owned by the plan, and multiplying by the market price as of December 31, 2016.

[2]
The investment consists of a money market fund (at level 1) and a collective trust fund (at level 2). The money market fund is valued at the net asset value per share of $1.00 per unit as of December 31, 2016.  The collective trust fund invests primarily in commercial paper, notes, repurchase agreements, and other evidences of indebtedness which are payable on demand or short-term in nature.

(13)  Income Taxes

The details of income tax (benefit) expense are as follows:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2016	2015	2014
Charged to operating expenses:
Current:
Federal	$—	$—	$—
State	20	—	—
Deferred:
Federal	140,315	91,968	57,152
State	(131)	(192)	(167)
Total income tax expense	$140,204	$91,776	$56,985

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2016	2015	2014
Charged to operating expenses:
Current:
Federal	$—	$—	$—
State	20	—	—
Deferred:
Federal	175,327	125,900	89,342
State	—	—	—
Total income tax expense	$175,347	$125,900	$89,342

The following reconciliation compares pre-tax book income at the federal statutory rate of 35.0% to the actual income tax expense in the Statements of Income:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2016	2015	2014
Income taxes at the statutory rate	$158,586	$116,534	$80,087
Increase (decrease):
Production tax credit[1]	(12,925)	(19,470)	(23,073)
Utility plant differences	3,966	5,671	7,090
Treasury grant amortization	(9,788)	(8,807)	(8,808)
Other - net	365	(2,152)	1,689
Total income tax expense	$140,204	$91,776	$56,985
Effective tax rate	30.9%	27.6%	24.9%

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2016	2015	2014
Income taxes at the statutory rate	$194,572	$150,531	$114,084
Increase (decrease):
Production tax credit[1]	(12,925)	(19,470)	(23,073)
Utility plant differences	3,966	5,671	7,090
Treasury grant amortization	(9,788)	(8,807)	(8,808)
Other - net	(478)	(2,025)	49
Total income tax expense	$175,347	$125,900	$89,342
Effective tax rate	31.5%	29.3%	27.4%
_______________

[1]	PSE's Wild Horse wind plant and Hopkins Ridge wind plant earned their last PTCs in December 2016 and 2015, respectively. No further PTCs are expected.

The Company’s net deferred tax liability at December 31, 2016 and 2015 is composed of amounts related to the following types of temporary differences:

Puget Energy	At December 31,
(Dollars in Thousands)	2016	2015
Utility plant and equipment	$1,880,782	$1,788,078
Regulatory asset for income taxes	72,038	73,231
Fair value of debt instruments	67,444	70,260
Pensions and other compensation	77,230	77,230
Other, net deferred tax liabilities	119,050	84,397
Subtotal deferred tax liabilities	2,216,544	2,093,196
Net operating loss carryforward	(352,827)	(384,338)
Production tax credit carryforward	(190,999)	(178,075)
Regulatory liability on production tax credit	(101,787)	(94,828)
Subtotal deferred tax assets	(645,613)	(657,241)
Total net deferred tax liabilities	$1,570,931	$1,435,955

Puget Sound Energy	At December 31,
(Dollars in Thousands)	2016	2015
Utility plant and equipment	$1,880,782	$1,788,078
Regulatory asset for income taxes	71,517	72,694
Other, net deferred tax liabilities	113,938	80,351
Subtotal deferred tax liabilities	2,066,237	1,941,123
Net operating loss carryforward	(41,061)	(111,604)
Production tax credit carryforward	(190,999)	(178,075)
Regulatory liability on production tax credit	(101,787)	(94,828)
Subtotal deferred tax assets	(333,847)	(384,507)
Total net deferred tax liabilities	$1,732,390	$1,556,616

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". ASU 2015-17 requires reporting entities to classify deferred tax liabilities and assets as noncurrent in a classified balance sheet instead of separating such deferred taxes into current and noncurrent amounts.
The Company calculates its deferred tax assets and liabilities under ASC 740, “Income Taxes” (ASC 740).  ASC 740 requires recording deferred tax balances, at the currently enacted tax rate, on assets and liabilities that are reported differently for income tax purposes than for financial reporting purposes.  The utilization of deferred tax assets requires sufficient taxable income in future years.  ASC 740 requires a valuation allowance on deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.  The Company’s PTC carryforwards expire from 2027 through 2036.  The Company’s net operating loss carryforwards expire from 2029 through 2036. No valuation allowance has been provided for PTC or net operating loss carryforwards.
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
As of December 31, 2016 and 2015, the Company had no material unrecognized tax benefits.  As a result, no interest or penalties were accrued for unrecognized tax benefits during the year.
The Company has open tax years from 2013 through 2016. The Company classifies interest as interest expense and penalties as other expense in the financial statements.

(14)  Litigation

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. Based on a second amended complaint filed in August 2014, plaintiffs' lawsuit alleged violations of permitting requirements under the New Source Review/Prevention of Significant Deterioration program of the Clean Air Act arising from projects (plaintiffs initially claimed seventy-three projects, but this was reduced to two projects before trial in May 2016) undertaken at Colstrip during the time period from 2001 to 2012. On July 12, 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court on September 6, 2016. As part of the settlement, PSE agreed, along with Talen Energy (the owner of the other 50% interest in Colstrip Units 1 and 2), to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana by no later than July 1, 2022. PSE expects that the Washington Commission will allow full recovery in rates of the net book value (NBV) at retirement and related decommissioning costs consistent with prior precedents. As a result, PSE reclassified $176.8 million from a plant asset to a regulatory asset, which represents the expected NBV at retirement of Colstrip Units 1 and 2, based on the expected shutdown date of July 1, 2022. Colstrip Units 3 and 4, which are newer and more efficient, are not affected by the settlement, and allegations in the lawsuit against Colstrip Units 3 and 4 were dismissed as part of the settlement. While PSE has estimated the asset retirement obligation for Colstrip Units 1 and 2, the full scope of decommissioning activities and costs are unknown and will vary from the estimates that are available at this time.

Greenwood
On March 9, 2016, a natural gas explosion occurred in the Greenwood neighborhood of Seattle, WA, damaging multiple structures. The Washington Commission Staff completed its investigation of the incident and filed a complaint September 20, 2016, seeking from PSE $3.2 million in fines. As a result, the Washington Commission will initiate a hearing before making a final determination. As of December 31, 2016, PSE has accrued $3.2 million for the fine.

Clean Air Rule
PSE, along with other Washington natural gas utilities, jointly filed a lawsuit in federal court on September 27, 2016 (United States District Court Eastern District of Washington) and Washington State court (Thurston County Superior Court) on September 30, 2016 challenging Washington Department of Ecology’s Clean Air Rule. Other parties in the suit include Avista Corporation, Cascade Natural Gas Corp. and Northwest Natural Gas. The lawsuit contends that this Rule will have the unintended consequence of increasing carbon emissions while penalizing customers for using natural gas.

Other Proceedings
The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business.  The Company has recorded reserves of $0.7 million and $0.3 million relating to these claims as of December 31, 2016 and 2015, respectively.

(15)  Commitments and Contingencies

For the year ended December 31, 2016, approximately 13.7% of the Company’s energy output was obtained at an average cost of approximately $0.023 per Kilowatt Hour (kWh) through long-term contracts with three of the Washington Public Utility Districts (PUDs) that own hydroelectric projects on the Columbia River.  The purchase of power from the Columbia River projects is on a pro rata share basis under which the Company pays a proportionate share of the annual debt service, operating and maintenance costs and other expenses associated with each project, in proportion to the contractual share of power that PSE obtains from that project.  In these instances, PSE’s payments are not contingent upon the projects being operable; therefore, PSE is required to make the payments even if power is not delivered.  These projects are financed through substantially level debt service payments and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements, or license requirements.  The Company’s share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the contract lives.
The Company's expenses under these PUD contracts were as follows for the years ended December 31:

(Dollars in Thousands)	2016	2015	2014
PUD contract costs	$77,667	$72,833	$69,661

As of December 31, 2016, the Company purchased portions of the power output of the PUDs' projects as set forth in the following table:

		Company's Current Share of
(Dollars in Thousands)	Contract Expiration	Percent of Output	Megawatt Capacity	Estimated 2017 Costs	2017 Debt Service Costs	Interest included in 2017 Debt Service Costs	Debt Outstanding
Chelan County PUD:
Rock Island Project	2031	25.0%	156	$28,886	$10,430	$5,638	$88,518
Rocky Reach Project	2031	25.0	325	28,376	7,574	2,854	44,305
Douglas County PUD:
Wells Project	2018	29.9	251	16,547	8,004	2,153	54,847
Grant County PUD:
Priest Rapids Development	2052	0.6	8	2,809	1,670	1,670	18,579
Wanapum Development	2052	0.6	9	2,809	1,670	1,670	18,579
Total			749	$79,427	$29,348	$13,985	$224,828

The following table summarizes the Company’s estimated payment obligations for power purchases from the Columbia River projects, contracts with other utilities and contracts with non-utilities.  These contracts have varying terms and may include escalation and termination provisions.

(Dollars in Thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Columbia River projects	$73,733	$69,527	$58,921	$59,172	$56,396	$597,468	$915,217
Other utilities	10,499	1,257	888	—	—	—	12,644
Non-utility contracts	198,681	203,428	208,328	212,042	218,431	935,826	1,976,736
Total	$282,913	$274,212	$268,137	$271,214	$274,827	$1,533,294	$2,904,597

Total purchased power contracts provided the Company with approximately 13.0 million, 11.2 million and 12.1 million MWhs of firm energy at a cost of approximately $402.5 million, $373.8 million and $401.4 million for the years 2016, 2015 and 2014, respectively.
PSE enters into short-term energy supply contracts to meet its core customer needs.  These contracts are sometimes classified as NPNS, however in most cases recorded at fair value in accordance with ASC 815.  Commitments under these contracts are $45.7 million, $10.5 million and $3.9 million in 2017, 2018 and 2019, respectively.

Natural Gas Supply Obligations
The Company has entered into various firm supply, transportation and storage service contracts in order to ensure adequate availability of natural gas supply for its customers and generation requirements.  The Company contracts for its long-term natural gas supply on a firm basis, which means the Company has a 100% daily take obligation and the supplier has a 100% daily delivery obligation to ensure service to PSE’s customers and generation requirements. The transportation and storage contracts, which have remaining terms from less than one year to 28 years, provide that the Company must pay a fixed demand charge each month, regardless of actual usage.  The Company incurred demand charges for 2016 for firm transportation, storage and peaking services for its natural gas customers of $120.2 million. The Company incurred demand charges in 2016 for firm transportation and storage services for the natural gas supply for its combustion turbines in the amount of $43.2 million.

The following table summarizes the Company’s obligations for future natural gas supply and demand charges through the primary terms of its existing contracts.  The quantified obligations are based on the FERC and NEB (National Energy Board) currently authorized rates, which are subject to change.

Natural Gas Supply and Demand Charge Obligations (Dollars in Thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Natural gas supply	$320,238	$211,256	$230,109	$177,390	$107,621	$—	$1,046,614
Firm transportation service	156,290	154,155	149,277	140,672	128,049	467,266	1,195,709
Firm storage service	6,616	3,861	2,943	1,950	1,619	2,475	19,464
Total	$483,144	$369,272	$382,329	$320,012	$237,289	$469,741	$2,261,787

Service Contracts
The following table summarizes the Company’s estimated obligations for service contracts through the terms of its existing contracts.

Service Contract Obligations (Dollars in Thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Energy production service contracts	$31,573	$31,970	$31,313	$50,656	$32,934	$204,687	$383,133
Automated meter reading system	18,175	18,693	18,718	20,191	20,939	116,811	213,527
Total	$49,748	$50,663	$50,031	$70,847	$53,873	$321,498	$596,660

Other Commitments and Contingencies
For information regarding PSE's environmental remediation obligations, see Note 3, "Regulation and Rates," to the consolidated financial statements included in item 8 of this report.

(16)  Related Party Transactions

Scott Armstrong serves on the Board of Directors of the Company and, until its acquisition by Kaiser Permanente on February 1, 2017, was the President and Chief Executive Officer of Group Health Cooperative (Group Health). Group Health provided coverage to over 600,000 residents in Washington and Northern Idaho. Certain employees of PSE elected Group Health as their medical provider and as a result, PSE paid Group Health a total of $23.3 million and $20.3 million for medical coverage for the year ended December 31, 2016 and 2015, respectively.
Kimberly Harris, the President and Chief Executive Officer and a director of Puget Energy and PSE, is married to Kyle Branum, who through 2016 was a principal at the law firm Riddell Williams P.S. As of January 2017, Mr. Branum is a partner at Summit Law Group, which provides legal services to PSE.  In 2016 and 2015, Riddell Williams was paid $1.0 million and $1.8 million, respectively, for legal services provided to PSE and Mr. Branum was among the lawyers at Riddell Williams who provided such legal services.  This work was performed under the supervision of PSE's General Counsel.
On October 10, 2014, U.S. Bancorp announced the appointment of Kimberly Harris to its board of directors effective October 20, 2014.  Ms. Harris is the President and Chief Executive Officer of both Puget Energy and PSE.  U.S. Bancorp is the parent company of U.S. Bank N.A., which directly or through its subsidiaries or affiliates provides credit, banking, investment and trust services to both Puget Energy and PSE.  For the year ended December 31, 2016 and 2015, Puget Energy and PSE paid a total of approximately $0.3 million and $1.0 million, respectively, in fees and interest to U.S. Bank N.A. and its subsidiaries or affiliates.

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

(18) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s (loss) AOCI by component for the years ended December 31, 2016, 2015 and 2014, respectively:

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at December 31, 2013	$48,514	$(705)	$(94)	$47,715
Other comprehensive income (loss) before reclassifications	(84,301)	—	—	(84,301)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(923)	372	94	(457)
Net current-period other comprehensive income (loss)	(85,224)	372	94	(84,758)
Balance at December 31, 2014	$(36,710)	$(333)	$—	$(37,043)
Other comprehensive income (loss) before reclassifications	7,196	—	—	7,196
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2,248	333	—	2,581
Net current-period other comprehensive income (loss)	9,444	333	—	9,777
Balance at December 31, 2015	$(27,266)	$—	$—	$(27,266)
Other comprehensive income (loss) before reclassifications	(5,528)	—	—	(5,528)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(918)	—	—	(918)
Net current-period other comprehensive income (loss)	(6,446)	—	—	(6,446)
Balance at December 31, 2016	$(33,712)	$—	$—	$(33,712)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at December 31, 2013	$(87,405)	$(2,027)	$(6,307)	$(95,739)
Other comprehensive income (loss) before reclassifications	(84,955)	—	—	(84,955)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	8,079	1,341	317	9,737
Net current-period other comprehensive income (loss)	(76,876)	1,341	317	(75,218)
Balance at December 31, 2014	$(164,281)	$(686)	$(5,990)	$(170,957)
Other comprehensive income (loss) before reclassifications	6,922	—	—	6,922
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	13,482	686	317	14,485
Net current-period other comprehensive income (loss)	20,404	686	317	21,407
Balance at December 31, 2015	$(143,877)	$—	$(5,673)	$(149,550)
Other comprehensive income (loss) before reclassifications	(5,655)	—	—	(5,655)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	9,377	—	317	9,694
Net current-period other comprehensive income (loss)	3,722	—	317	4,039
Balance at December 31, 2016	$(140,155)	$—	$(5,356)	$(145,511)

Details about the reclassifications out of AOCI (loss) for the years ended December 31, 2016, 2015 and 2014, respectively, are as follows:

Puget Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2016	2015	2014
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$1,938	$1,938	$1,938
Amortization of net gain (loss)	(a)	(525)	(5,397)	(519)
	Total before tax	1,413	(3,459)	1,419
	Tax (expense) or benefit	(495)	1,211	(496)
	Net of Tax	918	(2,248)	923
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: Electric derivatives	Purchased electricity	—	(512)	(572)
	Tax (expense) or benefit	—	179	200
	Net of Tax	—	(333)	(372)
Net unrealized gain (loss) on interest rate swaps:
Interest rate contracts	Interest expense	—	—	(144)
	Tax (expense) or benefit	—	—	50
	Net of Tax	—	—	(94)
Total reclassification for the period	Net of Tax	$918	$(2,581)	$457
_______________

(a)	These AOCI components are included in the computation of net periodic pension cost (see Note 12, "Retirement Benefits" for additional details).

Puget Sound Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2016	2015	2014
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$1,529	$1,526	$1,526
Amortization of net gain (loss)	(a)	(15,955)	(22,268)	(13,954)
	Total before tax	(14,426)	(20,742)	(12,428)
	Tax (expense) or benefit	5,049	7,260	4,349
	Net of tax	(9,377)	(13,482)	(8,079)
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: Electric derivatives	Purchased electricity	—	(1,055)	(2,063)
	Tax (expense) or benefit	—	369	722
	Net of Tax	—	(686)	(1,341)
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	Interest expense	(488)	(488)	(488)
	Tax (expense) or benefit	171	171	171
	Net of Tax	(317)	(317)	(317)
Total reclassification for the period	Net of Tax	$(9,694)	$(14,485)	$(9,737)
_______________

(a)	These AOCI components are included in the computation of net periodic pension cost (see Note 12, "Retirement Benefits" for additional details).

SUPPLEMENTAL QUARTERLY FINANCIAL DATA

The following unaudited amounts, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods.  Quarterly amounts vary during the year due to the seasonal nature of the utility business.

Puget Energy	2016 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$962,697	$668,169	$618,278	$915,157
Operating income	284,824	175,634	88,072	236,854
Net income (loss)	141,186	64,553	2,335	104,825

	2015 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$926,835	$658,341	$605,733	$901,791
Operating income	245,235	126,772	69,888	230,030
Net income (loss)	115,676	25,616	(7,928)	107,815

Puget Sound Energy	2016 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$962,697	$668,169	$618,594	$915,158
Operating income	281,425	171,991	84,476	237,101
Net income (loss)	156,505	80,900	18,977	124,199

	2015 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$926,843	$658,341	$605,913	$902,161
Operating income	240,903	122,753	66,036	226,446
Net income (loss)	129,100	42,699	9,876	122,514

SCHEDULE I:  CONDENSED FINANCIAL INFORMATION OF PUGET ENERGY

Puget Energy
Condensed Statements of Income and Comprehensive Income (Loss)
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Non-utility expense and other	$(5,252)	$(1,617)	$(5,390)
Other income (deductions):
Equity in earnings of subsidiary	385,838	309,603	240,102
Non-hedged interest rate swap expense	(1,062)	(3,796)	(3,915)
Interest income	2	63	185
Interest expense	(104,600)	(100,114)	(93,382)
Income taxes	37,973	37,040	34,235
Net income (loss)	312,899	241,179	171,835
Comprehensive income (loss)	$306,453	$250,956	$87,077

See accompanying notes to the condensed financial statements.

Puget Energy
Condensed Balance Sheets
(Dollars in Thousands)

	December 31,
	2016	2015
Assets:
Investment in subsidiaries	$3,571,550	$3,415,571
Other property and investments:
Goodwill	1,656,513	1,656,513
Current assets:
Cash	397	639
Receivables from affiliates[1]	213	203
Total current assets	610	842
Long-term assets:
Deferred income taxes	309,812	272,487
Other	521	537
Total long-term assets	310,333	273,024
Total assets	$5,539,006	$5,345,950
Capitalization and liabilities:
Common equity	$3,688,713	$3,531,225
Long-term debt	1,808,828	1,783,898
Total capitalization	5,497,541	5,315,123
Current liabilities:
Account Payable	15,801	171
Interest	25,523	25,606
Unrealized loss on derivative instruments	141	4,753
Total current liabilities	41,465	30,530
Long-term liabilities:
Unrealized loss on derivative instruments	—	297
Total long-term liabilities	—	297
Commitments and contingencies
Total capitalization and liabilities	$5,539,006	$5,345,950
_______________

[1]	Eliminated in consolidation.

See accompanying notes to the condensed financial statements.

Puget Energy
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net cash provided by (used in) operating activities	$145,719	$171,576	$225,459
Investing activities:
Investment in subsidiaries	—	(28,900)	—
(Increase) decrease in loan to subsidiary	—	28,933	665
Other	(6,078)	(5,632)	(2,829)
Net cash provided by (used in) investing activities	(6,078)	(5,599)	(2,164)
Financing activities:
Dividends paid	(148,965)	(263,059)	(223,428)
Issuance of bond	—	400,000	—
Issuance/redemption of term-loan and other long-term debt	12,480	(299,000)	—
Issue costs and others	(3,398)	(3,341)	4
Net cash provided by (used in) by financing activities	(139,883)	(165,400)	(223,424)
Increase (decrease) in cash	(242)	577	(129)
Cash at beginning of year	639	62	191
Cash at end of year	$397	$639	$62

See accompanying notes to the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

Puget Energy is an energy services holding company that conducts substantially all of its business operations through its regulated subsidiary, PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, named Puget LNG, LLC (Puget LNG). Puget LNG, was formed on November 29, 2016, and has the sole purpose of owning, developing and financing the non-regulated activity of a LNG facility at the Port of Tacoma, Washington. These condensed financial statements and related footnotes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These financial statements, in which Puget Energy’s subsidiaries have been included using the equity method, should be read in conjunction with the consolidated financial statements and notes thereto of Puget Energy included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K. Puget Energy owns 100% of the common stock of its subsidiaries.
Equity earnings of subsidiary included earnings from PSE of $380.6 million, $304.2 million and $236.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, and business combination accounting adjustments under ASC 805 recorded at Puget Energy for PSE of $5.2 million, $5.4 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Investment in subsidiaries includes Puget Energy business combination accounting adjustments under ASC 805 that are recorded at Puget Energy.

Change in Accounting Principle
On January 1, 2016, the Company changed its method of presenting unamortized debt issuance costs in the balance sheet. The new method of presenting debt issuance costs was adopted to comply with ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with the presentation of a debt discount. The prior year comparative balance sheet has been adjusted to apply the new method retrospectively. Due to the change in accounting principle, the December 31, 2015 long-term asset financial statement line item “Other” and the liability financial statement line item “Long-term debt” both decreased $15.6 million at Puget Energy.

(2) Debt

For information concerning Puget Energy’s long-term debt obligations, see Note 6, "Long-Term Debt" to the consolidated financial statements included in Item 8 of this report.

(3) Commitments and Contingencies

For information concerning Puget Energy’s material contingencies and guarantees, see Note 15, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of this report.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Puget Energy and Puget Sound Energy (Dollars in Thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2016
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$9,756	$24,389	$24,347	$9,798
Year Ended December 31, 2015
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$7,472	$20,732	$18,448	$9,756
Year Ended December 31, 2014
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$7,385	$27,228	$27,141	$7,472

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Puget Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of Puget Energy’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, Puget Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2016.
Puget Energy’s effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.
In January 2017, PSE implemented a financial systems modernization project designed to improve the financial processes, tools and methods used throughout our business. The modernized systems are being used for transactions in 2017, but were not utilized in preparing 2016 financial information. Management monitored developments related to the financial systems modernization project, including working with the project team to ensure control impacts were identified and documented, in order to assist management in evaluating impacts to internal control. System integration and user acceptance testing were conducted to aid management in its evaluations. Post-implementation reviews of the system implementation and impacted business processes are being conducted to enable management to evaluate the design and effectiveness of internal controls during 2017.

Management’s Report on Internal Control over Financial Reporting
PSE’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of PSE’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, PSE’s management concluded that its internal control over financial reporting was effective as of December 31, 2016.
PSE’s effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
As of March 2, 2017, ten directors constitute Puget Energy’s Board of Directors and eleven directors currently constitute PSE’s Board of Directors, as set forth below.  The directors are selected in accordance with the Amended and Restated Bylaws of each of Puget Energy and PSE, pursuant to which, the investor-owners of Puget Holdings (the indirect parent company of both Puget Energy and PSE) are entitled to select individuals to serve on the boards of Puget Energy and PSE.

Scott Armstrong, age 57, has been a director on the board of PSE since June 25, 2015. Mr. Armstrong was President and CEO of Group Health Cooperative of Seattle, Washington, positions he had held since January 2005, until its acquisition by Kaiser Permanente on February 1, 2017. An independent director not affiliated with any of the Company’s investors, Mr. Armstrong’s executive leadership experience in a heavily regulated industry that has undergone extensive change, along with his involvement in civic affairs in the Pacific Northwest, are among the reasons for his appointment to the PSE board.

Andrew Chapman, age 61, has been a director on the boards of both Puget Energy and PSE since February 2009.  Mr. Chapman is currently a Managing Director in the Macquarie Capital Funds division of the Macquarie Group, which position he has held since 2006.  Prior to joining the Macquarie Group, Mr. Chapman was Vice President – Strategy & Regulation for American Water from 2005 to 2006 and Regional Managing Director from 2003 to 2004.  Mr. Chapman also served on the boards of Cleco Power LLC and Aquarion Water Company. Mr. Chapman represents the Company’s Macquarie affiliated investors on the boards, in accordance with the terms of the Puget Energy and PSE bylaws, and brings to his service many years of experience in the operational and financial management challenges specific to regulated utilities.

Kimberly Harris, age 52, is a director on the boards of both Puget Energy and PSE, which positions she has held since March 1, 2011.  Ms. Harris has also been President and Chief Executive Officer since March 1, 2011.  Prior to that time, Ms. Harris served as President from July 2010 through February 2011.  Ms. Harris also served as Executive Vice President and Chief Resource Officer from May 2007 until July 2010, and was Senior Vice President Regulatory Policy and Energy Efficiency from 2005 until May 2007. Ms. Harris is currently on the board of directors of U.S. Bancorp, a bank holding company.

Steven W. Hooper, age 63, is a director on the boards of both Puget Energy and PSE, which positions he has held since January 2015.  Mr. Hooper is currently co-founder and partner of Ignition Partners, a venture capital firm that focuses on technology based in Bellevue, Washington, which position he has held since 2000.   Previously, Mr. Hooper was the co-CEO of Teledesic (1998-2000) and CEO of Nextlink (1997-1998) and AT&T Wireless (1994-1997).  Mr. Hooper also currently serves on the boards of directors of Recreational Equipment, Inc. (REI), Airbiquity, Inc. and Blucora, Inc., as well as on the boards of various Ignition Partners portfolio companies.  An independent director not affiliated with any of the Company’s investors, Mr. Hooper’s leadership skills, experience with the challenges facing regulated businesses, and involvement with regional educational and civic organizations are some of the reasons that led to his appointment to the Puget Energy and PSE boards.

Karl Kuchel, age 38 has been a director on the boards of both Puget Energy and PSE since January 2017, as a representative of the Company’s Macquarie affiliated investors and FSS Infrastructure Trust, consistent with the Puget Energy and PSE bylaws. Mr. Kuchel is currently the Chief Executive Officer of Macquarie Infrastructure Partners, Inc., which position he has held since June 2016. Prior to that time, Mr. Kuchel served as Chief Operating Officer (from November 2010 through May 2016) of Macquarie Infrastructure Partners, Inc. Mr. Kuchel also currently serves on the boards of directors of various other portfolio companies managed and advised by Macquarie Infrastructure Partners, Inc., and provides the Puget Energy and PSE boards the benefit of his experience managing and overseeing the financial and operational affairs of infrastructure owners.

Christopher Leslie, age 52, has been a director on the boards of both Puget Energy and PSE since February 2009, as a representative of the Company’s Macquarie affiliated investors consistent with the Puget Energy and PSE bylaws.  Mr. Leslie is currently an Executive Director of Macquarie Group Limited, which position he has held since 2005, President of Macquarie Infrastructure and Real Assets Inc., and since 2006 Chief Executive Officer of Macquarie Infrastructure Partners Inc.  Mr. Leslie also serves as a director on the board of Cleco Power, LLC.  In addition to his management and banking skills, Mr. Leslie provides the Puget Energy and PSE boards the benefit of his experience with electric utilities, gas distribution systems and other aspects of the infrastructure sector.

David MacMillan, age 64, has been a director on the boards of both Puget Energy and PSE since November 6, 2012. Mr. MacMillan currently is a non-executive director of Viridian Group Ltd., an energy company based in Northern Ireland, and serves on the boards of Potentia Solar Inc. and Eagle Creek Renewable Energy, LLC. He has also served as managing director and senior advisor to Good Energies Capital (now named Bregal Energy), a New York-based private equity fund focused on the renewable energy sector, which positions he held from 2007 to 2010, non-executive director of Ontario Power Generation (from 2004 to 2012) and Intergen (from 2006 to 2008). Mr. MacMillan serves on the boards of Puget Energy and PSE as a representative of Canada Pension Plan Investment Board (CPPIB)'s ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws, and brings to this service his skills in project finance and experience with managing the capital requirements of energy companies.

Paul McMillan, age 62, has been a director on the boards of both Puget Energy and PSE since April 23, 2015. Mr. McMillan is currently principal of Tidal Shift Capital Inc. of Toronto, Ontario, Canada, which position he has held since July 2009. He served as Senior Vice President of EPCOR Energy Division of Edmonton, Alberta, Canada, from May 2005 to July 2009 and President of EPCOR Merchant and Capital LP from September 2000 to May 2005. In addition, Mr. McMillan is on the board of BluEarth Renewables. Mr. McMillan serves on the boards of Puget Energy and PSE as a representative of Aimco’s ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws, and brings to this service his experience in energy and gas operations and trading as well as renewable and gas project development.

Mary McWilliams, age 68, has been a director on the boards of both Puget Energy and PSE since March 1, 2011.  Ms. McWilliams was most recently the Executive Director at Washington Health Alliance, which position she held from 2008 to 2014.  She also served as President and Chief Executive Officer at Regence BlueShield from 2000 to 2008.  In addition, Ms. McWilliams serves as a Board member of the Virginia Mason Health System and Business Health Trust.  Ms. McWilliams’s significant experience managing consumer-focused organizations with challenging regulatory and compliance regimes, as well as her extensive knowledge of the western Washington economy generally, are some of the reasons that led to her appointment to the Puget Energy and PSE boards on behalf of the CPPIB.

Etienne Middleton, age 42, has been a director on the boards of both Puget Energy and PSE since March 1, 2016. Mr. Middleton is currently the Senior Principal, Private Infrastructure with CPPIB, which position he has held since 2009. Mr. Middleton serves on the boards of Puget Energy and PSE as a representative of CPPIB's ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws, and brings to this service his skills in financial management of infrastructure providers. Mr. Middleton also serves on the boards of Transelec S.A., a Chilean transmission company, and Grupo Costanera, a Chilean toll-road operator.

Christopher Trumpy, age 62, has been a director on the boards of both Puget Energy and PSE since January 12, 2010.  Mr. Trumpy is currently a consultant at Circle Square Solutions, which position he has held since 2013.  He served as the Chairman of the Pacific Carbon Trust from 2008 to 2013. He also served as Chairman of the British Columbia Investment Management Corporation (or bcIMC) from 2000 to 2008.  In addition, Mr. Trumpy served as Deputy Minister at Ministries of Finance, Environment and Provincial Revenue from 1998 to 2009.  Mr. Trumpy represents the ownership stake in the Company of bcIMC, in accordance with the terms of the Puget Energy and PSE bylaws, and provides the boards the benefit of his significant leadership roles in government and policy-making, among other attributes.

Executive Officers
The information required by this item with respect to Puget Energy and PSE is incorporated herein by reference to the material under “Executive Officers of the Registrants” in Part I of this report.

Audit Committee
The Puget Energy and PSE Boards of Directors have both established an Audit Committee.  Directors Andrew Chapman, Steven Hooper, David MacMillan and Paul McMillan are the members of the Audit Committee.  The Board has determined that Andrew Chapman meets the definition of “Audit Committee Financial Expert” under United States Securities and Exchange Commission (SEC) rules.  Puget Energy and PSE currently do not have any outstanding stock listed on a national securities exchange and, therefore, there are no independence standards applicable to either company in connection with the independence of its Audit Committee members.

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

ITEM 11.     EXECUTIVE COMPENSATION

Puget Energy
Puget Sound Energy
Executive Compensation

Compensation and Leadership Development Committee Interlocks and Insider Participation
The members of the Compensation and Leadership Development Committee (referred to as the Committee) of the Boards of Directors (referred to as the Board) of Puget Energy and PSE (referred to as the Company) are named in the Compensation and Leadership Development Committee Report.  No members of the Committee were officers or employees of the Company or any of its subsidiaries during 2016, nor were they formerly Company officers or had any relationship otherwise requiring disclosure.  Each member meets the independence requirements of the SEC and the New York Stock Exchange (NYSE).

Compensation Discussion and Analysis
This section provides information about the compensation program for the Company’s Named Executive Officers who are included in the Summary Compensation Table below.  For 2016 the Company’s Named Executive Officers and titles were:

•	Kimberly J. Harris, President and Chief Executive Officer (CEO);
•Daniel A. Doyle, Senior Vice President and Chief Financial Officer (CFO);
•Steve R. Secrist, Senior Vice President, General Counsel, Chief Ethics and Compliance Officer;
•Marla D. Mellies, Senior Vice President, Chief Administrative Officer; and
•Philip K. Bussey, Senior Vice President, Chief Customer Officer

This section also includes a discussion and analysis of the overall objectives of our compensation program and each element of compensation the Company provides.

Compensation Program Objectives
The Company’s executive compensation program has two main objectives:
•Support sustained Company performance by attracting, retaining and motivating talented people to run the business.
•Align incentive compensation payments with the achievement of short and long-term Company goals.

The Committee is responsible for developing and monitoring an executive compensation program and philosophy that achieves the foregoing objectives.  In performing its duties, the Committee obtains information and advice on various aspects of the executive compensation program from its independent executive compensation consultant, Frederic W. Cook & Co., Inc. (Cook & Co.).  The Committee recommends to the full Board for approval both the salary level for our CEO, based on information provided by Cook & Co., and the salary levels for the other executives, based on recommendations from our CEO.  The Committee also recommends to the Board for its approval the annual and long-term incentive compensation plans for the executives, the setting of performance goals and the determination of target and actual awards under those plans.

In 2016, the Committee used the following strategies to achieve the objectives of our executive compensation program:

•
Design and deliver a competitive total compensation opportunity.  To attract, retain and motivate a talented executive team, the Committee believes that total pay opportunity should be competitive with companies of similar size and scope of operations so that new executives will want to join the Company and current executives will be retained.  As described below in the discussion of Compensation Program Elements (Review of Pay Element Competitiveness), the Committee annually compares executive compensation levels to external market data from similar companies in our industry and targets each element of target total direct compensation (the sum of base salary and target annual and long-term incentive award opportunities) to the 50th percentile of the market data with variations by individual executive, as appropriate. The Committee also recognizes the importance of providing retirement income.  Executives choose to work for the Company as opposed to a variety of other alternative organizations, and one financial goal of employees is to provide a secure future for themselves and their families.  The Committee reviews the design of retirement programs provided by our comparator group and provides benefits that are commensurate with this group.

•
Place a significant portion of each executive’s target total compensation at risk to align executive compensation with Company financial and operating performance.   Under its “pay for performance” philosophy, the Committee works to design and deliver an incentive compensation program that supports the Company’s business direction as approved by the Board and aligns executive interests with those of investors and customers.  The Committee believes that a significant portion of each executive’s compensation should be “at risk” and rewarded based on achievement relative to annual and long-term performance goals.  By establishing goals, monitoring results, and rewarding achievement of goals, the Company focuses executives on actions that will improve the Company and enhance investor value, while also retaining key talent.  The Committee annually evaluates the performance factors and targets for our annual and long-term incentive programs and considers adjustments as appropriate to meet the objectives of our executive compensation program.  As described under “Risk Assessment,” the Company’s policies and practices surrounding incentive pay are structured in a manner to mitigate the risk that employees would seek to take untoward risks in an attempt to increase incentive results.

•
Oversee the Company’s talent management process to ensure that executive leadership continues uninterrupted by executive retirements or other personnel changes.  The CEO leads talent reviews for leadership succession planning through meetings and discussions with her executive team.  Each executive conducts talent reviews of senior employees that report to him or her and who have high potential for assuming greater responsibility in the Company. Utilizing evaluations and assessments, the Committee and the Board annually review these assessments of executive readiness, the plans for development of the Company’s key executives, and progress made on these succession plans.  The Committee and the Board directly participate in discussion of succession plans for the position of CEO.

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
The target total compensation package is designed to provide participants with appropriate incentives that are competitive with the comparator group described below and drive the achievement of current operational performance and customer service goals as well as the long-term objective of enhancing investor value.  The Company does not have a specific policy regarding the mix of compensation elements, although long-term incentive awards comprise the largest portion of each executive’s incentive pay.  The Company arrives at a mix of pay by setting each compensation element relative to market comparators.  The Company delivered cash compensation to the Named Executive Officers in 2016 through base salary to provide liquidity for the executives and through incentive programs to focus performance on important Company goals and to increase the alignment with investors.

Review of Pay Element Competitiveness
To help inform the Committee’s recommendations for 2016 base salaries, annual incentive programs and long-term incentive programs, the Committee reviewed market data obtained from both industry-specific surveys and proxy statements of public companies selected for inclusion in the Company’s custom executive compensation benchmarking peer group. The market survey data were sourced from a select cut from the Towers Watson 2015 Energy Services Survey, comprised of utility and other companies similar in size and scope of operations to PSE.  The 24 companies in the custom market survey cut used to inform target compensation decisions for 2016 are:

Custom Survey Peer Group
1.	AGL Resources	10.	MDU Resources Group	19.	Teco Energy
2.	Alliant Energy	11.	NiSource	20.	UIL Holdings
3.	Ameren	12.	OGE Energy	21.	UNS Energy
4.	Atmos Energy	13.	Oncor Electric Delivery	22.	Vectren
5.	Avista	14.	Pinnacle West Capital	23.	Westar Energy
6.	Black Hills	15.	PNM Resources	24.	Wisconsin Energy
7.	CMS Energy	16.	Portland General Electric
8.	CPS Energy	17.	SCANA
9.	LLG&E and KU Energy	18.	Southwest Gas

As noted, the market survey data were supplemented with proxy statement data for select positions in the Company’s executive compensation peer group, which was comprised of 14 companies, all but four of which overlapped with companies included in the market survey data. The 2015 median revenue of the executive compensation peers was $3.6 billion, which was comparable to PSE’s annual revenues of $3.0 billion at the time the peer group was developed. The peer companies included in the Company’s executive compensation benchmarking peer group to inform 2016 compensation decisions are shown below:

Proxy Peer Group
1.	Alliant Energy	6.	MDU Resources Group	11.	SCANA
2.	Avista	7.	NiSource	12.	Vectren
3.	Eversource Energy	8.	Pepco Holdings	13.	Westar Energy
4.	Great Plains Energy	9.	Pinnacle West Capital	14.	Wisconsin Energy
5.	Integrys Energy Group	10.	Portland General Electric

As a matter of philosophy, all three components of target total direct compensation are generally targeted at the 50th percentile of industry practice, with deviations by individual executive as described below.  If Company performance results are below expectations, actual compensation is expected to be below this targeted level and if Company performance exceeds target, actual compensation is expected to be above this targeted level.
Individual pay adjustments are reviewed annually to see how they position the executive in relation to the 50th percentile of market pay, while also considering the executive’s recent performance and experience level.  Despite the median philosophy, the Company may choose to target an executive’s compensation above or below the 50th percentile of market pay when that individual has a role with greater or lesser responsibility than the best comparison job or when our executive’s experience and performance exceed those typically found in the market. In addition to the foregoing market data, the Committee generally also received advice from Cook & Co. in connection with 2016 compensation decisions.

Base Salary
We recognize that it is necessary to provide executives with a fixed amount of compensation that is delivered each month and provides a balance to other pay elements that are at risk.  As mentioned above, base salaries are reviewed annually by the Committee based on its median philosophy, internal equity considerations and individual executive considerations such as expertise, level of performance achievement, experience in role and contribution relative to others in the organization.

Base Salary Adjustments for 2016
The Committee reviewed the base salaries of the Named Executive Officers in early 2016 and recommended base salary adjustments to the Board.  The Board approved the Committee’s recommendation to increase executive salaries as shown in the table below. The adjustments were effective March 1, 2016. Base salaries for 2016 generally remained at the 50th percentile of market among the comparator group.   The annual salary for Ms. Harris is unchanged from 2015, given that her current base salary was slightly higher than the 50th percentile of market among the survey peer group. The salary increase percentages approved by the Board for the other Named Executive Officers were approximately 3%, similar to salary increases for other non-represented employees, except for Mr. Secrist who received an additional adjustment to better align with the market levels.

Name	2015 Base Salary	2016 Base Salary	% Change
Kimberly J. Harris	$900,000	$900,000	—%
Daniel A. Doyle	496,501	511,396	3
Steve R. Secrist	362,923	388,327	7
Marla D. Mellies	299,763	308,755	3
Philip K. Bussey	297,583	306,510	3

2016 Annual Incentive Compensation
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
For 2016, the Company’s service quality commitment was measured by performance against nine Service Quality Indicators (SQIs) covering three broad categories, set forth below.  These are the same SQIs for which the Company is accountable to the Washington Commission.  Annual incentive funding is decreased if a SQI is not achieved. The Company's annual report to the Washington Commission and our customers describes each SQI, how it is measured, the Company’s required level of achievement, and performance results.  The Company’s service quality report cards are available at http://www.PSE.com/PerformanceReportCards.
The SQIs for 2016 were the same as those in 2015 and were as follows:

•	Customer Satisfaction (3 SQIs) - Customer satisfaction with the telephone access center and natural gas field services and number of Washington Commission complaints.
•Customer Service (2 SQIs) - Calls answered “live” and on-time appointments.

•	Safety and Reliability (4 SQIs) - Gas emergency response, electric emergency response, non-storm outage frequency and non-storm outage duration.

 In 2016, the Company retained a safety performance measure in the annual incentive plan funding to promote its continued commitment to employee safety. The employee safety measure functions similarly to the nine SQIs in determining the funding of the annual incentive plan. That is, if the safety measure is not achieved, annual incentive funding will be decreased by 10%, in the same way as a missed SQI. The safety performance measure contains four targets which must all be satisfied for the safety measure to be treated as met. The four targets for 2016 were:

•	All employees attend a monthly safety “meeting in a box” presentation, or complete the same content online. The target completion rate is no less than 95%.

•	The Company DART (Days Away from Work, days of Restricted Work, or Job Transfer) not to exceed a rate of 0.52 in 2016.

•	Field employees to attend the Industrial Athlete program, a new training designed to improve mobility and strengthen stability. The target completion rate is no less than 95% of field employees.

•	Office employees to complete an on-line training to increase knowledge and skill in CPR and First Aid. The target completion rate is no less than 95% of office employees.

In 2016, 100% funding for the annual incentive plan required (i) achievement of 10 out of 10 customer service and safety measures (all nine SQIs and achievement of the safety measure) and (ii) target EBITDA performance. All 10 customer service and safety measures were met.

Funding levels for 2016 at maximum, target, and threshold are shown in the table below:

Annual Incentive Performance Payout Scale and Actual Performance
Performance	2016 EBITDA (In Millions)	SQI & Safety*	Funding Level
Maximum	$1,688.0	10/10	200%
Target	1,250.0	10/10	100
Threshold	1,125.0	6/10	30
2016 Actual Performance	$1,255.3	10/10	102%
_______________

*
Combined SQI & Safety results of 6/10 or better and minimum EBITDA of $1,125 million are required for any annual incentive payout funding. SQI/Safety results below 10/10 reduce funding (e.g., 9/10 = 90%, 8/10 = 80%, 7/10 = 70%).

The Committee can adjust EBITDA used in the annual incentive calculation to exclude nonrecurring items that are outside the normal course of business for the year. For 2016, the Committee adjusted the level of EBITDA at target lower by $1.1 million to reflect the additional 2016 incentive paid based on 2015 SQI results (see section below “2015 Annual Incentive Review during 2016”) and keep the 2016 EBITDA performance at the same percentage of target that would have applied absent the payment. Individual awards may be adjusted upward or downward based on an evaluation of an executive officer’s performance against individual and team goals that align with the corporate goals described below.

2016 Corporate Goals
In 2016, the Company continued using the Integrated Strategic Plan (ISP) to summarize for employees the direction and overall goals of the Company. The plan has five objectives which capture our 2016 corporate goals and which have been communicated to our employees. Each employee, including the Named Executive Officers, has specific individual and team goals linked to driving strategies that meet one or more of the following ISP objectives:

•	Safety - Our Safety Objective is our foundation: If Nobody Gets Hurt Today, we will feel safe and secure and be able to perform at our best.

•
People - When we’re Safe, we can achieve our People Objective of being a Great Place to Work, with engaged employees who live our values, embrace an ownership culture and are motivated to drive results for our company and our customers.

•
Process and Tools - Engaged employees take us to our Process and Tools Objective where results start with achieving Operational Excellence, with continuous improvement of our internal processes and tools so that we can increase efficiency, eliminate waste, improve reliability and enhance customer service.

•	Customer - We now have the fundamentals to achieve our Customer Objective of delivering greater value and being our Customer’s Energy Partner of Choice in a competitive marketplace.

•	Financial - Being our customer’s energy partner of choice takes us to our Financial Objective of increasing our Financial Strength, allowing us to sustain further improvement.

2015 Annual Incentive Review During 2016
In March 2016, the Company paid annual incentive awards based on 2015 EBITDA performance of $1,222.2 million (98.9% of target performance) and 8/10 Safety/SQI goals met, for an overall funding level of 75.6% of target, as described in the Company’s 2015 Form 10-K. The Company filed for an exception with the Washington Commission for the SQI goal of System Average Interruption Disruption Index (SAIDI), due to extraordinary storm activity during August and November 2015. On May 12, 2016, the Company received approval to exclude the extraordinary storm activity, resulting in the SQI having been deemed met. With 9/10 Safety/SQI goals met in 2015, the funding for annual goals and incentives would have increased to 84.7% of target. In light of the approval from the Washington Commission, the Board approved an additional payment in 2016 based on the impact from the SQI being deemed met. Accordingly, employees who received an annual incentive in 2015 and are eligible to receive an annual incentive in 2016 will be paid this additional amount in March 2017. For the Named Executive Officers, these amounts are included in the “Bonus” column of the 2016 Summary Compensation Table.

2016 Annual Incentive Plan Results
Achievement of the corporate goals for 2016 was at 100.4% of target for EBITDA, and fully met for SQI and safety achievement.  PSE EBITDA was $1,255.3 million, and SQI and safety achievement was 10 out of 10, leading to a funding level for 2016 of 102% for the annual incentive plan.
For 2016, individual target incentive levels for the annual incentive plan varied by executive officer as a percentage of 2016 base salary as shown in the table below, based on the executive’s level of responsibility within the Company and informed by market data.  Target annual incentive opportunities as a percentage of base salary for Named Executive Officers remained unchanged from 2015 levels. The maximum incentive payable for exceptional performance in this plan is twice the target incentive.  An executive’s individual award amount can be increased or decreased based on an assessment by the CEO (or the Board in the case of the CEO) of the executive’s individual and team performance results.  After considering performance on individual and team goals, which were determined to be met or exceeded by each executive, adjustments were made by the CEO for individual performance of certain Named Executive Officers below CEO in 2016. In recognition of the achievement of individual goals and the Company's financial performance, the Committee similarly recommended an award adjustment for the CEO in 2016. The adjustments for individual performance are noted in the "Bonus" column on the Summary Compensation table and did not materially change the amounts resulting from 2016 achievement of the corporate goals. The Board approved the incentive amounts shown below, which will be paid in March 2017:

Name	Target Incentive (% of Base Salary)	2016 Actual Incentive Paid	2016 Actual Incentive (% of Base Salary)
Kimberly J. Harris	100%	$1,101,600	122%
Daniel A. Doyle	45	234,731	46
Steve R. Secrist	45	213,891	55
Marla D. Mellies	45	148,804	48
Philip K. Bussey	45	140,688	46

Long-Term Incentive Compensation
Long-term incentive compensation opportunities are designed to be competitive with market practices, reward long-term performance and promote retention. Long-term incentive plan (LTI Plan) awards are denominated in units and are settled in cash if threshold performance measures are met. Performance measures are based on two financial goals, total return (Total Return) and ROE, each measured over a three-year performance cycle. Total return reflects the change in the value of the Company during the performance cycle plus any distributions made to investors. Achievement of each performance measure during the performance cycle is evaluated independently of the other.
The Committee recommends for Board approval a targeted LTI grant value for each executive, which is expressed as a percentage of base salary. The target LTI grant value is then converted into a target number of units, allocated equally among the two financial goals, based on the unit value on the grant date. The initial per-unit value is measured at the Puget Holdings level and is calculated annually by an independent auditing firm.  The number of units ultimately earned may range from 0% to 200% of target depending on performance, with the payout being made in cash based on the number of units earned and the per-unit value at the end of the performance period. Executives generally must be employed on the payment date to receive a cash payment under the LTI Plan, except in the event of retirement, disability or death.
The Committee recommends for Board approval the number of LTI Plan units granted to each executive by evaluating long-term incentive grant values provided to similarly situated executives at comparable companies (using the previously discussed survey and peer group data) as well as other relevant executive-specific factors.  The Committee generally does not consider previously granted awards or the level of accrued value from prior or other programs when making new LTI Plan grants.
Half of the target units are earned based on Total Return and the other half are earned based on ROE, each over a 3-year performance period. These metrics and weightings have remained unchanged since the 2012 - 2014 grant cycle.

2016-2018 Long-Term Incentive Plan Target Awards and Performance Goals
Consistent with prior years, target LTI Plan awards for the 2016-2018 performance cycle were calculated based on a percentage of an executive's annual base salary, taking into account the executive's level of responsibility within the Company and the corresponding market data. Target LTI Plan award amounts for the 2016-2018 performance cycle were 220% of base salary for Ms. Harris and 95% for Mr. Doyle, Mr. Secrist, Ms. Mellies and Mr. Bussey, which percentages were unchanged from amounts established for the 2015-2017 performance cycle, except for Ms. Harris. The Board approved an increase in Ms. Harris’ target award from 200% to 220% to provide a target level of award that was market competitive. The total number of target LTI Plan units granted to a Named Executive Officer for the 2016-2018 performance cycle is equal to the applicable percentage of salary

(converted to dollars) divided by the per unit value at the beginning of the performance cycle, which was $48.05. Details of the number of units granted and expected values at target, threshold and maximum performance levels can be found in the “2016 Grants of Plan-Based Awards” table below. Effective with the 2015-2017 LTI Plan grants, the Board approved a change in the calculation of performance results. Under this change, actual performance is measured as a percentage of target performance and plan funding is based on the modified payout scales shown below. Target Total Return is set annually by the Board prior to the grant date, and was set at 9.7% for the 2016-2018 performance cycle. Target ROE remains based on the ROE target in the Board’s approved budget for each year. Prior outstanding LTIP grants continue to have the performance targets and payout scales in effect at the time of grant.
The table below shows the percentage of LTI Plan target awards under the Total Return component that could be earned based on three-year performance during the 2016-2018 performance cycle.  Payout percentages will be linearly interpolated if performance falls between the values shown below:

Annualized Three-Year Total Return Compared to Target	Plan Funding for Total Return (% of Target Units)
117.5% of Target or More	200.0%
115% of Target	185.5
110% of Target	157.0
105% of Target	128.5
100% of Total Return Target	100.0
95% of Target	92.9
90% of Target	85.7
85% of Target	78.6
82.5% of Target	75.0
80% of Target	56.7
75% of Target	20.0
<75% of Target	—

The table below shows the percentage of LTI Plan target awards under the ROE component that could be earned based on average performance during the three-year performance period.  Payout percentages will be interpolated if performance falls between the values shown below:

ROE Compared to Target	Plan Funding
117.5% of Target or More	200.0%
115% of Target	185.5
110% of Target	157.0
105% of Target	128.5
Target ROE	100.0
95% of Target	84.0
90% of Target	68.0
85% of Target	52.0
80% of Target	36.0
75% of Target	20.0
<75% of Target	—

Performance Scales for the 2015-2017 LTI Plan Grant
The table below shows the percentage of LTI Plan target awards under the Total Return component that could be earned based on three-year performance during the 2015-2017 performance cycle.  Payout percentages will be linearly interpolated if performance falls between the values shown below:

Annualized Three-Year Total Return Compared to Target	Plan Funding for Total Return (% of Target Units)
117.5% of Target or More	200.0%
115% of Target	185.5
110% of Target	157.0
105% of Target	128.5
100% of Total Return Target	100.0
95% of Target	89.6
90% of Target	79.2
88% of Target	75.0
85% of Target	62.3
80% of Target	41.2
75% of Target	20.0
<75% of Target	—

The table below shows the percentage of LTI Plan target awards under the ROE component that could be earned based on average performance during the three-year performance period.  Payout percentages will be interpolated if performance falls between the values shown below:

ROE Compared to Target	Plan Funding
117.5% of Target or More	200.0%
115% of Target	185.5
110% of Target	157.0
105% of Target	128.5
Target ROE	100.0
95% of Target	84.0
90% of Target	68.0
85% of Target	52.0
80% of Target	36.0
75% of Target	20.0
<75% of Target	—

Performance Scales for the 2014-2016 LTI Plan Grant
The table below shows the percentage of LTI Plan target awards under the Total Return component that could be earned based on three-year performance during the 2014-2016 performance cycle.  Payout percentages will be linearly interpolated if performance falls between the values shown below:

Annualized Three-Year Total Return	Plan Funding for Total Return (% of Target Units)
15% or more	200.0%
14%	180.0
13%	160.0
12%	140.0
11%	120.0
10%	100.0
9%	80.0
8%	60.0
7%	40.0
6%	20.0
<6%	—

The table below shows the percentage of LTI Plan target awards under the ROE component that could be earned based on average performance during the three-year 2014-2016 performance period.  Payout percentages will be interpolated if performance falls between the values shown below:

ROE Compared to Target	Plan Funding for ROE (% of Target Units)
Target + 250 bps	200.0%
Target + 200 bps	180.0
Target + 150 bps	160.0
Target + 100 bps	140.0
Target + 50 bps	120.0
Target ROE	100.0
Target - 50 bps	80.0
Target - 100 bps	60.0
Target - 150 bps	40.0
Target - 200 bps	20.0
<Target - 200 bps	—

Long-Term Incentive Plan Performance 2014-2016 Performance Cycle
The 2014-2016 performance cycle has now ended. Amounts payable as a result of award vesting are shown in the following table:

•
Performance on the Total Return component for the three-year performance cycle was a compounded annual rate of 8.28%, below the target but above the threshold needed for payment. The Total Return Component funded at 65.6% of target units.

•	Performance on the ROE component of the grant was an average of target plus 23 basis points for funding at 109.2% of target units.

Name	Target Incentive (% of Base Salary)[1]	Total Return Component Units Granted/Paid	ROE Component Units Granted/Paid	2014-2016 Actual LTIP Paid[2]
Kimberly J. Harris	170%	18,545.5/12,165.8	18,545.5/20,251.7	$1,697,706
Daniel A. Doyle	95%	5,551/3,641.5	5,551/6,061.7	508,154
Steve R. Secrist	95%	4,057.5/2,661.7	4,057.5/4,430.8	371,435
Marla D. Mellies	95%	3,335/2,187.8	3,335/3,641.8	305,295
Philip K. Bussey	95%	3,359.5/2,203.8	3,359.5/3,668.6	307,538
______________

[1]	Target LTI Plan incentive is a percentage of 2014 base salary when the grants were made in 2014.

[2]	2014-2016 actual LTI Plan amount payable is equal to the unit price $52.37 multiplied by earned Total Return and ROE component units.

Long-Term Incentive Plan Performance for Outstanding Cycles
The table below summarizes the status of the two other outstanding performance cycles from the initial grant date to December 31, 2016, with the projected payout assuming this same performance for the full three-year cycle under the applicable payout scales for Total Return and ROE:

Performance Cycle	Cycle Progress	Total Return Performance	Payout (% of Target)	ROE Performance	Payout (% of Target)	Total Projected Payout (based on performance as of 12/31/2016)
2015- 2017	67% Complete	8.4%	67%	100%	99%	82.8%
2016 - 2018	33% Complete	8.7%	85%	101%	103%	94.3%

Retirement Plans - SERP and Retirement Plan
The Company maintains the SERP to attract and retain executives by providing a benefit that is coordinated with the tax-qualified Retirement Plan for Employees of Puget Sound Energy, Inc. (Retirement Plan).  Without the addition of the SERP, these executives would receive lower percentages of replacement income during retirement than other employees.  All the Named Executive Officers participate in the SERP.   Additional information regarding the SERP and the Retirement Plan is shown in the “2016 Pension Benefits” table.

Deferred Compensation Plan
The Named Executive Officers are eligible to participate in the Deferred Compensation Plan for Key Employees (Deferred Compensation Plan).  The Deferred Compensation Plan provides eligible executives an opportunity to defer up to 100% of base salary, annual incentive bonuses and earned LTI Plan awards, plus receive additional Company contributions made by PSE into an account that has three investment tracking fund choices.  The funds mirror performance in major asset classes of bonds, stocks, and an interest crediting fund that changes rates quarterly.  The Deferred Compensation Plan is intended to allow the executives to defer current income, without being limited by the Internal Revenue Code contribution limitations for 401(k) plans and therefore have a deferral opportunity similar to other employees as a percentage of eligible compensation.  The Company contributions are also intended to restore benefits not available to executives under PSE’s tax-qualified plans due to Internal Revenue Code limitations on compensation and benefits applicable to those plans.  Additional information regarding the Deferred Compensation Plan is shown in the “2016 Nonqualified Deferred Compensation” table.

Post-Termination Benefits
Effective March 30, 2009, the Company entered into Executive Employment Agreements with the Named Executive Officers, except Mr. Doyle (who was not then employed by the Company) and Mr. Secrist (who was not then an officer).   The Executive Employment Agreements provide for an employment period of two years following a change in control and provide severance benefits in the event of a qualifying termination of employment within two years of a change in control.  Since 2009, the Company has ceased entering into these agreements with new executive officers. Mr. Bussey was an officer of PSE at March 30, 2009, but left PSE in May 2009 and upon his rehire in March 2012 does not have an employment agreement with the Company.
The Committee periodically reviews existing change in control and severance arrangements for the peer group companies.  Based on this information, the Committee believes that the current arrangements generally provide benefits that are similar to those of the comparator group for longer tenured executives, but is not extending them to newly hired executives.
The “Potential Payments Upon Termination or Change in Control” section describes the current post-termination arrangements with the Named Executive Officers as well as other plans and arrangements that would provide benefits on termination of employment or a change in control, and the estimated potential incremental payments upon a termination of employment or change in control based on an assumed termination or change in control date of December 31, 2016.

Other Compensation
In addition to base salary and annual and long-term incentive award opportunities, the Company also provides the Named Executive Officers with benefits and limited perquisites.  The Company may provide payments upon hiring a new executive to help offset the executive’s relocation expenses, a practice needed to attract qualified candidates from other areas of the country.  The current executives participate in the same group health and welfare plans as other employees.  Company vice presidents and above, including the Named Executive Officers, are eligible for additional disability and life insurance benefits.  The executives are also eligible to receive reimbursement for financial planning, tax preparation, legal services and business club memberships up to an annual limit.  The reimbursement for financial planning, tax preparation and legal services is provided to allow executives to concentrate on their business responsibilities.  Business club memberships are provided to allow access for business meetings and business events at club facilities and executives are required to reimburse the Company for personal use of club facilities.  These perquisites generally do not make up a significant portion of executive compensation and did not exceed $10,000 in total for each Named Executive Officer in 2016. Executives are taxed on the value of the perquisites received, with no corresponding gross-up by the Company.

Relationship among Compensation Elements
A number of compensation elements increase in absolute dollar value as a result of increases to other elements.  Base salary increases translate into higher dollar value opportunities for both annual and long-term incentives, because each plan operates with a target award set as a percentage of base salary.  Base salary increases also increase the level of retirement benefits, as do actual annual incentive plan payments.  Some key compensation elements are excluded from consideration when determining other elements of pay.  Retirement benefits exclude LTI Plan payments in the calculation of qualified retirement (pension and 401(k)) and SERP benefits.

Impact of Accounting Treatment of Compensation
The accounting treatment of compensation generally has not been a significant factor in determining the amounts of compensation for our executive officers.  However, the Company considers the accounting impact of various program designs to balance the potential cost to the Company with the benefit/value to the executive.

Risk Assessment
A portion of each executive’s total direct compensation is variable, at risk and tied to the Company’s financial and operational performance to motivate and reward executives for the achievement of Company goals.  The Company’s variable pay program helps focus executives on interests important to the Company and its investors and customers and creates a record of their results.  In structuring its incentive programs, the Company also strives to balance and moderate risk to the Company from such programs:  individual award opportunities are defined and subject to limits, goal funding is based on collective company performance, annual incentive awards are balanced by long-term incentive awards that measure performance over three years, performance targets are based on management’s operating plan (which includes providing good customer service), and all incentive awards to individual executives are subject to discretionary review by management, the Committee and/or the Board.  As a result, the Committee and the Board believe that the programs’ design do not have risks that are reasonably likely to have a material adverse effect on the Company and also provide appropriate incentive opportunities for executives to achieve Company goals that support the interests of our investors and customers.

Compensation and Leadership Development Committee Report
The Board delegates responsibility to the Compensation and Leadership Development Committee to establish and oversee the Company’s executive compensation program.  Each member of the Committee served during all of 2016, except as noted below.
The Committee members listed below have reviewed and discussed the “Compensation Discussion and Analysis” with the Company’s management.  Based on this review and discussion, the Committee recommended to the Board, and the Board has approved, that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the SEC.

Compensation and Leadership
Development Committee of
Puget Energy, Inc.
Puget Sound Energy, Inc.

Christopher Trumpy, Chair
Christopher Leslie
Etienne Middleton (served beginning May 5, 2016)
Mary McWilliams

Summary Compensation Table
The following information is provided for the year ended December 31, 2016 (and for prior years where applicable) with respect to the Named Executive Officers during 2016.  The positions listed below are at Puget Energy and PSE, except that Ms. Mellies and Mr. Bussey are executives of PSE only. Positions listed are those held by the Named Executive Officers as of December 31, 2016.  Salary and incentive compensation includes amounts deferred at the executive’s election.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation[2]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[3]	All Other Compensation[4]	Total
Kimberly J. Harris	2016	$900,000	$269,595	$—	$—	$2,615,706	$650,281	$20,338	$4,455,920
President and Chief	2015	900,000	—	—	—	2,245,875	157,077	25,032	3,327,984
Executive Officer[5]	2014	897,763	—	—	—	2,271,584	2,333,346	27,128	5,529,821
Daniel A. Doyle	2016	$508,322	$18,299			$742,885	$370,670	$49,836	$1,690,012
Senior Vice President	2015	493,488	—	—	—	609,770	360,012	51,487	1,514,757
and Chief Financial Officer[6]	2014	479,115	—	—	—	637,579	336,575	47,822	1,501,091
Steve R. Secrist	2016	$383,085	$50,510	$—	$—	$549,678	$268,972	$41,344	$1,293,589
Senior Vice President,	2015	360,721	—	—	—	297,862	95,399	23,861	777,843
General Counsel, Chief Ethics & Compliance Officer[7]	2014	349,529	7,485	—	—	310,104	621,610	21,225	1,309,953
Marla D. Mellies	2016	$306,901	$20,588	$—	$—	$447,014	$279,975	$30,414	$1,084,892
Senior Vice President,	2015	297,651	—	—	—	387,201	143,686	30,941	859,479
Chief Administrative Officer[8]	2014	287,868	12,367	—	—	385,549	388,950	30,126	1,104,860
Philip K. Bussey	2016	$304,668	$12,186	$—	$—	$448,226	$305,837	$25,503	$1,096,420
Senior Vice President, Chief Customer Officer[9]	2015	296,367	—	—	—	378,286	408,937	23,792	1,107,382
_______________

[1]
For 2016, reflects additional incentive paid based on review of 2015 results for SQIs as described in the "Compensation Discussion and Analysis," section titled "2015 Annual Incentive Review During 2016" in the amount of: Ms. Harris, $85,995; Mr. Doyle, $18,299; Mr. Secrist, $14,862; Ms. Mellies, $13,503; Mr. Bussey, $12,186 and includes adjustments to reflect individual performance above target as described in the "Compensation Discussion and Analysis," section titled "2016 Annual Incentive Plan Results" in the amount of: Ms. Harris, $183,600; Mr. Secrist, $35,648; Ms. Mellies, $7,085.

[2]
For 2016, reflects annual cash incentive compensation paid under the 2016 Goals and Incentive Plan and cash incentive compensation paid under the LTI Plan for the 2014-2016 performance cycle. Cash incentive amounts were paid in early 2017 or deferred at the executive's election.  The 2016 Goals and Incentive Plan and the LTI Plan are described in further detail under “Compensation Discussion and Analysis,” including the individual amounts paid to each Named Executive Officer in early 2017.

[3]
Reflects the aggregate increase in the actuarial present value of the executive’s accumulated benefit under all pension plans during the year.  The amounts are determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and include amounts which the executive may not currently be entitled to receive because such amounts are not vested.  In 2016, updated interest rate assumptions have increased the actuarial value of the underlying retirement benefits relative to assumptions for 2015.  Information regarding these pension plans is set forth in further detail under “2016 Pension Benefits.”  The change in pension value amounts for 2016 are: Ms. Harris, $646,248; Mr. Doyle, $370,670; Mr. Secrist, $268,972, Ms. Mellies, $279,410; and Mr. Bussey, $305,837.  Also included in this column are the portions of Deferred Compensation Plan earnings that are considered above market.  These amounts for 2016 are: Ms. Harris, $4,033; Mr. Doyle, $0; Mr. Secrist, $0; Ms. Mellies, $565; and Mr. Bussey, $0. See the “2016 Nonqualified Deferred Compensation” table for all Deferred Compensation Plan earnings.

[4]	All Other Compensation for 2016 is shown in detail in the table below.

[5]	Ms. Harris was promoted to President and CEO from President on March 1, 2011.

[6]	Mr. Doyle joined PSE and Puget Energy as Senior Vice President and Chief Financial Officer on November 28, 2011.

[7]	Mr. Secrist has worked at PSE since May 1989.

[8]	Ms. Mellies has worked at PSE since October 2005.

[9]	Mr. Bussey rejoined PSE as Senior Vice President and Chief Customer Officer on March 19, 2012.

Detail of All Other Compensation

Name	Perquisites and Other Personal Benefits[1]	Registrant Contributions to Defined Contribution and Deferred Compensation Plans[2]	Other[3]
Kimberly J. Harris	$—	$14,650	$5,688
Daniel A. Doyle	2,500	41,563	5,773
Steve R. Secrist	3,502	33,043	4,799
Marla D. Mellies	1,050	26,269	3,095
Philip K. Bussey	475	18,550	6,478
_______________

[1]
Reimbursement for financial planning, tax planning, and/or legal planning, with the initial plan up to a maximum of $5,000, and then annual reimbursement up to a maximum of $5,000 for Ms. Harris and $2,500 for the other Named Executive Officers.

[2]
Includes Company contributions during 2016 to PSE’s Investment Plan (a tax qualified 401(k) plan) and the Deferred Compensation Plan.  Company 401(k) contributions are as follows:  Ms. Harris, $14,650; Mr. Doyle, $18,550; Mr. Secrist $16,344 ; Ms. Mellies, $18,550; and Mr. Bussey, $18,550 Company contributions to the Deferred Compensation Plan are as follows: Ms. Harris, $0; Mr. Doyle, $23,013; Mr. Secrist, $16,699; Ms. Mellies, $7,719; and Mr. Bussey, $0.

[3]	Reflects the value of imputed income for life insurance and Company paid premiums on supplemental disability insurance.

2016 Grants of Plan-Based Awards
The following table presents information regarding 2016 grants of non-equity annual incentive awards and LTI Plan awards, including, as applicable, the range of potential payouts for the awards.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Grant Date	Number Of Units Granted	Threshold	Target	Maximum
Kimberly J. Harris
Annual Incentive[1]	1/1/2016		$270,000	$900,000	$1,800,000
LTI Plan 2016-2018[2]	2/26/2016	41,207	488,880	2,613,760	5.473,938
Daniel A. Doyle
Annual Incentive[1]	1/1/2016		$69,038	$230,128	$460,256
LTI Plan 2016-2018[2]	2/26/2016	10,111	119,957	641,341	1,343,145
Steve R. Secrist
Annual Incentive[1]	1/1/2016		$52,424	$174,748	$349,495
LTI Plan 2016-2018[2]	2/26/2016	7,678	91,092	487,016	1,019,946
Marla D. Mellies
Annual Incentive[1]	1/1/2016		$41,682	$138,940	$277,880
LTI Plan 2016-2018[2]	2/26/2016	6,104	72,418	387,177	810,855
Philip K. Bussey
Annual Incentive[1]	1/1/2016		$41,379	$137,930	$275,859
LTI Plan 2016-2018[2]	2/26/2016	6,060	71,896	384,386	805,010
_______________

[1]
As described in the “Compensation Discussion and Analysis,” the 2016 Goals and Incentive Plan had dual funding triggers in 2016 of $1,125 million EBITDA and SQI performance of 6/10.  Payment would be $0 if either trigger is not met.  The threshold estimate assumes $1,126 million EBITDA and SQI/Safety measure performance at 6/10. The target estimate assumes $1,250 million EBITDA and SQI/Safety measure performance at 10/10.  The maximum estimate assumes $1,688 million EBITDA or higher and SQI/Safety measure performance at 10/10.

[2]
As described in the “Compensation Discussion and Analysis,” LTI Plan grants for the 2016-2018 performance cycle were equally allocated between a Total Return component and an ROE component.  Payments are calculated based on Total Return at Puget Holdings during the three-year performance cycle, the average three-year performance of ROE and the unit value at the end of the performance cycle.

2016 Pension Benefits
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

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit [1,2]	Payments During Last Fiscal Year
Kimberly J. Harris	Retirement Plan	17.7	$387,166	$—
	SERP	17.7	8,011,240	—
Daniel A. Doyle	Retirement Plan	5.1	138,534	—
	SERP	5.1	1,328,364	—
Steve R. Secrist	Retirement Plan	27.6	456,562	—
	SERP	27.6	2,214,826	—
Marla D. Mellies	Retirement Plan	11.2	276,461	—
	SERP	11.2	1,525,889	—
Philip K. Bussey	Retirement Plan	10.3	309,974	—
	SERP	10.3	1,638,506	—
_______________

[1]
The amounts reported in this column for each executive were calculated assuming no future service or pay increases. Present values were calculated assuming no pre-retirement mortality or termination.  The values under the Retirement Plan and the SERP are the actuarial present values as of December 31, 2016 of the benefits earned as of that date and payable at normal retirement age (age 65 for the Retirement Plan and age 62 for the SERP).  Future cash balance interest credits are assumed to be 4.0% annually.  The discount assumption is 4.50%, and the post-retirement mortality assumption is based on the 2017 417(e) unisex mortality table. Annuity benefits are converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 1.52%, 3.80%, and 4.79% (the 24-month average of the underlying rates as of September 2016).  These assumptions are consistent with the ones used for the Retirement Plan and the SERP for financial reporting purposes for 2016.  In order to determine the change in pension values for the Summary Compensation Table, the values of the Retirement Plan and the SERP benefits were also calculated as of December 31, 2015 for the benefits earned as of that date using the assumptions used for financial reporting purposes for 2015.  These assumptions included assumed cash balance interest credits of 4.0%, a discount assumption of 4.65% and post-retirement mortality assumption based on the 2016 417(e) unisex mortality table. Annuity benefits were converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 1.34%, 4.03% and 5.06% (the 24-month average of the underlying rates as of September 2015). Other assumptions used to determine the value as of December 31, 2015 were the same as those used for December 31, 2016.

[2]
As described in footnote 1 above, the amounts reported for the SERP in this column are actuarial present values, calculated using the actuarial assumptions used for financial reporting purposes.  These assumptions are different from those used to calculate the actual amount of benefit payments under the SERP (see text below for a discussion of the actuarial assumptions used to calculate actual payment amounts).  The following table shows the estimated lump sum amount that would be paid under the SERP to each SERP-eligible Named Executive Officer at age 62 (without discounting to the present), calculated as if such Named Executive Officer had terminated employment on December 31, 2016.  Each SERP-eligible Named Executive Officer (except Mr. Doyle) was vested in his or her SERP benefits as of December 31, 2016.

Name	Estimated Lump Sum
Kimberly J. Harris	$12,081,432
Daniel A. Doyle	1,555,310
Steve R. Secrist	3,025,148
Marla D. Mellies	1,922,575
Philip K. Bussey	1,731,185

Retirement Plan
Under the Retirement Plan, the Company's eligible employees hired prior to January 1, 2014 (prior to December 12, 2014, in the case of IBEW-represented employees), including the Named Executive Officers, accrue benefits in accordance with a cash balance formula, beginning on the later of their date of hire or March 1, 1997.  Under this formula, for each calendar year after 1996, age-weighted pay credits are allocated to a bookkeeping account (a Cash Balance Account) for each participant.  The pay credits range from 3% to 8% of eligible compensation. Non-represented and UA-represented employees hired on or after January 1, 2014 and IBEW-represented employees hired on or after December 12, 2014 will receive pay credits equal to 4% (rather than the age-based pay credit described above), which non-represented and IBEW-represented employees may choose to have contributed to the Company’s 401(k) plan, rather than credited under the Retirement Plan. Eligible compensation generally includes base salary and bonuses (other than bonuses paid under the LTI Plan and signing, retention and similar bonuses), up to the limit imposed by the Internal Revenue Code.  For 2016, the limit was $265,000. For 2017, the limit is $270,000. In addition, as of March 1, 1997, the Cash Balance Account of each participant who was participating in the Retirement Plan on March 1, 1997 was credited with an amount based on the actuarial present value of that participant’s accrued benefit, as of February 28, 1997, under the Retirement Plan’s previous formula. Amounts in the Cash Balance Accounts are also credited with interest.  The interest crediting rate is 4% per year or such higher amount as PSE may determine. For 2016 and 2017, the annual interest crediting rate was 4%.
A participant’s Retirement Plan benefit generally vests upon the earlier of the participant’s completion of three years of active service with Puget Energy, PSE or their affiliates or attainment of age 65 (the Retirement Plan’s normal retirement age) while employed by the Company or one of its affiliates.  Normal retirement benefit payments begin to a vested participant as of the first day of the month following the later of the participant’s termination of employment or attainment of age 65.  However, a vested participant may elect to have his or her benefit under the Retirement Plan paid, or commence to be paid, as of the first day of any month commencing after the date on which his or her employment with Puget Energy, PSE and their affiliates terminates.  If benefit payments commence prior to the participant’s attainment of age 65, then the amount of the monthly payments will be reduced for early commencement to reflect the fact that payments will be made over a longer period of time.  This reduction is subsidized - that is, it is less than a pure actuarial reduction.  The amount of this reduction is, on average, 0.30% for each of the first 60 months, 0.33% for each of the second 60 months, 0.23% for each of the third 60 months and 0.17% for each of the fourth 60 months that the payment commencement date precedes the participant’s 65th birthday.  Further reductions apply for each additional month that the payment commencement date precedes the participant’s 65th birthday.  As of December 31, 2016, all the Named Executive Officers were vested in their benefits under the Retirement Plan and, hence, would be eligible to commence benefit payments upon termination.
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

Supplemental Executive Retirement Plan
The SERP provides a benefit to participating Named Executive Officers that supplements the retirement income provided to the executives by the Retirement Plan.  All the Named Executive Officers participate in the SERP.  A participating Named Executive Officer’s SERP benefit generally vests upon the executive’s completion of five years of participation in the SERP and attainment of age 55 while employed by the Company or any of its affiliates. However, SERP participants as of December 31, 2012, who have not yet attained age 55, including Ms. Harris and Mr. Secrist, have been exempted from the age 55 vesting requirement. All the participating Named Executive Officers are vested in their SERP benefits.

The monthly benefit payable under the SERP to a Named Executive Officer (calculated in the form of a straight life annuity payable for the executive’s lifetime commencing at the later of the executive’s date of termination or attainment of age 62) is equal to (i) below minus the sum of (ii) and (iii) below:
i.One-twelfth (1/12) of the executive’s highest average earnings times the executive’s years of credited service (not in excess of 15) times 3-1/3%.  For purposes of the SERP, “highest average earnings” means the average of the executive’s highest three consecutive calendar years of earnings.  The three consecutive calendar years must be among the last ten calendar years completed by the executive prior to his or her termination. Prior to December 31, 2012, a participant's highest average earnings was not required to be calculated based on a three consecutive year basis. Executives participating in the SERP as of December 31, 2012 will have their highest average earnings on that date preserved as a minimum value for highest average earnings in the future. “Earnings” for this purpose include base salary and annual bonus, but do not include long-term incentive compensation. An executive will receive one “year of credited service” for each consecutive 12-month period he or she is employed by the Company or its affiliates.  If an executive becomes entitled to disability benefits under PSE’s long-term disability plan, then the executive’s highest average earnings will be determined as of the date the executive became disabled, but the executive will continue to accrue years of credited service until he or she begins to receive SERP benefits.
ii.The monthly amount payable (or that would be payable) under the Retirement Plan to the executive in the form of a straight life annuity commencing as of the first day of the month following the later of the executive’s date of termination or attainment of age 62, including amounts previously paid or segregated pursuant to a qualified domestic relations order.
iii.The actuarially equivalent monthly amount payable (or that would be payable) to the executive as of the first day of the month following the later of the executive’s date of termination or attainment of age 62 from any pension-type rollover accounts within the Deferred Compensation Plan (including the annual cash balance restoration account). These accounts are described in more detail in the “2016 Nonqualified Deferred Compensation” section.
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

2016 Nonqualified Deferred Compensation
The following table provides information for each of the Named Executive Officers regarding aggregate executive and Company contributions and aggregate earnings for 2016 and year-end account balances under the Deferred Compensation Plan.

Name	Executive Contributions in 2016[1]	Registrant Contributions in 2016[2]	Aggregate Earnings in 2016[3]	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2016[4]
Kimberly J. Harris	$—	$—	$12,114	$—	$312,189
Daniel A. Doyle	250,495	23,013	42,035	—	798,771
Steve R. Secrist	22,524	16,699	526	—	39,750
Marla D. Mellies	7,145	7,719	6,600	—	129,921
Philip K. Bussey	—	—	—	—	—
_______________

[1]
The amount in this column reflects elective deferrals by the executive of salary, annual incentive compensation or LTI Plan awards paid in 2016.  Deferred salary amounts are: Ms. Harris, $0; Mr. Doyle, $21,620; Mr. Secrist, $22,524; Ms. Mellies, $7,145; and Mr. Bussey, $0. Deferred incentive compensation amounts are: Ms. Harris, $0; Mr. Doyle, $0; Mr. Secrist, $0; Ms. Mellies, $0; and Mr. Bussey, $0. Mr. Doyle deferred $228,875 of LTIP earnings. The amounts are also included in the applicable column of the Summary Compensation Table for 2016.

[2]
The amount reported in this column reflects contributions by PSE consisting of the annual investment plan restoration amount and annual cash balance restoration amount described below. These amounts are also included in the total amounts shown in the All Other Compensation column of the Summary Compensation Table for 2016.

[3]
The amount in this column for each executive reflects the change in value of investment tracking funds.  Above market earnings on these amounts are included in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table for 2016.

[4]	Of the amounts in this column, the amounts in the table below have also been reported in the Summary Compensation Table for 2016, 2015 and 2014.

Name	Reported for 2016	Reported for 2015	Reported for 2014
Kimberly J. Harris	$4,033	$3,259	$2,190
Daniel A. Doyle	273,509	259,782	132,127
Steve R. Secrist	39,223	—	—
Marla D. Mellies	15,428	17,869	16,314
Philip K. Bussey	—	—	—

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
The Named Executive Officers choose how to credit deferred amounts among three investment tracking funds.  The tracking funds mirror performance in major asset classes of bonds, stocks, and a money market index. For deferrals prior to 2012, an interest crediting fund was available.  The tracking funds differ from the investment funds offered in the 401(k) plan.  The 2016 calendar year returns of these tracking funds were:

Vanguard Total Bond Market Index	2.61%
Vanguard 500 Index	11.82
Vanguard Money Market Index	0.3
Interest Crediting Fund (pre-2012 deferrals)	4.10

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

Potential Payments Upon Termination or Change in Control
The Estimated Potential Incremental Payments Upon Termination or Change in Control table below reflects the estimated amount of incremental compensation payable to each of the Named Executive Officers in the event of (i) a change in control; (ii) an involuntary termination without cause or for good reason in connection with a change in control; (iii) retirement; (iv) disability; or (v) death.
Certain Company benefit plans provide incremental benefits or payments in the event of certain terminations of employment.  In addition, Ms. Harris and Ms. Mellies are each parties to an Executive Employment Agreement with the Company, dated March 2009. The agreements which provide for benefits or payments upon certain qualifying terminations of employment from the Company following a change in control.  The only benefit payable to the Named Executive Officers solely upon a change in control is accelerated vesting of LTI Plan awards, described below.

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

LTI Plan Awards
If a Named Executive Officer’s employment terminates due to disability or death, the executive or his or her estate will be paid a pro-rata portion of LTI Plan awards that were granted in a prior year.  In the case of retirement at normal retirement age or approved early retirement, pro-rata LTI Plan awards will be paid in the first quarter following the year of retirement, based on performance through the prior year.  In the event of a change in control in which awards are not assumed or substituted, outstanding LTI Plan awards will be paid on a pro-rata basis at the higher of (i) target performance or (ii) actual performance achieved during the performance cycle ending with the fiscal quarter that precedes the change in control.

Employment Agreements with Certain Named Executive Officers
In March 2009, PSE entered into Executive Employment Agreements (Employment Agreements) with each of Ms. Harris and Ms. Mellies (the Covered Executives).  The Employment Agreements provide for an employment period of two years following a change in control.  In the event of a termination of employment within two years of a change in control (a Covered Termination), a Covered Executive is eligible to receive the payments described below.  A change in control generally means a person (or group of persons) (with certain exceptions set forth in the Employment Agreements) acquires (i) beneficial ownership of more than 55% of the total combined voting power of the Company’s securities outstanding immediately after such acquisition (other than through a registered public offering) or (ii) all or substantially all of the Company’s assets.

Payments upon Involuntary Termination without Cause or for Good Reason
If a Covered Executive’s employment is terminated without cause by the Company or is terminated by the Covered Executive for good reason within two years of a change in control, the Covered Executive is eligible to receive the following compensation and benefits:

•	Lump sum payment of three times the sum of annual base salary and annual incentive bonus for the year in which termination occurs;

•	Pro-rated annual incentive bonus for the year in which termination occurs (Annual Bonus). Since this amount was earned for 2016, no amount is shown in the table below;

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

Estimated Potential Incremental Payments Upon Termination or Change in Control
The amounts shown in the table below assume that the termination of employment of a Named Executive Officer or a change in control was effective as of December 31, 2016.  The amounts below are estimates of the incremental amounts that would be paid out to the Named Executive Officer upon a termination of employment or a change in control.  Actual amounts payable can only be determined at the time of a termination of employment or a change in control.

	Upon Change in Control	After Change in Control Involuntary Termination w/o Cause or for Good Reason	Retirement	Disability	Death
Kimberly J. Harris	$—	$—	$—	$—	$—
Cash Severance (salary and/or annual incentive)	—	5,400,000	—	—	—
Long Term Incentive Plan	4,072,922	4,072,922	—	3,543,948	3,543,948
SERP (additional years of credited service)[1]	—	—	—	—	—
Benefits (continuation)[2]	—	28,948	—	28,948	28,948
Supplemental Life Insurance	—	—	—	—	3,000,000
Total Estimated Incremental Value	$4,072,922	$9,501,870	$—	$3,572,896	$6,572,896
Daniel A. Doyle	$—	$—	$—	$—	$—
Long Term Incentive Plan	1,127,802	1,127,802	—	980,745	980,745
SERP (additional years of credited service)[1]	—	—	—	—	—
Benefits (continuation)[2]	—	—	—	—	—
Supplemental Life Insurance	—	—	—	—	971,652
Total Estimated Incremental Value	$1,127,802	$1,127,802	$—	$980,745	$1,952,397
Steve R. Secrist	$—	$—	$—	$—	$—
Long Term Incentive Plan	829,360	829,360	—	721,581	721,581
SERP (additional years of credited service)[1]	—	—	—	—	—
Benefits (continuation)[2]	—	—	—	—	—
Supplemental Life Insurance	—	—	—	—	737,926
Total Estimated Incremental Value	$829,360	$829,360	$—	$721,581	$1,459,507
Marla D. Mellies	$—	$—	$—	$—	$—
Cash Severance (salary and/or annual incentive)	—	1,343,089	—	—	—
Long Term Incentive Plan	679,185	679,185	—	590,616	590,616
SERP (additional years of credited service)[1]	—	412,166	—	—	—
Benefits (continuation)[2]	—	40,549	—	40,549	40,549
Supplemental Life Insurance	—	—	—	—	586,636
Total Estimated Incremental Value	$679,185	$2,474,989	$—	$631,165	$1,217,801
Philip K. Bussey	$—	$—	$—	$—	$—
Cash Severance (salary and/or annual incentive)
Long Term Incentive Plan	—	—	—	—	—
SERP (additional years of credited service)[1]	679,377	679,377	—	590,805	590,805
Benefits (continuation)[2]	—	—	—	—	—
Supplemental Life Insurance	—	—	—	—	582,369
Total Estimated Incremental Value	$679,377	$679,377	$—	$590,805	$1,173,174
_______________

[1]
SERP values are shown as the estimated incremental value that the Named Executive Officer would receive at age 62 as a result of the termination event shown in the column, relative to the vested benefit as of December 31, 2016. These values are based on interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements.

[2]
Benefits (continuation) reflects the value of continued medical, dental, disability and life insurance benefits as well as financial planning benefit in the amount of $5,000 for Ms. Harris and $2,500 for all the other Named Executive Officers eligible for benefits continuation.

Director Compensation for Fiscal Year 2016
The following table sets forth information regarding compensation paid by the Company to the directors named in the table who received compensation from the Company in 2016 for service as directors.  We refer to these directors as nonemployee directors.  Directors who are employed by the Company or by the Company’s investor-owners are not paid separately for their service and thus are not named in the table below.  The directors who are employed by the Company’s investor-owners are: Andrew Chapman, Alan James, Christopher Leslie, and Etienne Middleton. Kimberly Harris is employed by the Company and also serves as a director.
As described in further detail below, the Company’s nonemployee director compensation program in 2016 consisted of quarterly retainer cash fees of $27,500.  Additional quarterly retainer amounts associated with serving as Chair of the Board, chairing Board committees, serving on the Audit Committee and meeting fees were also paid in cash.

Name	Fees Earned	Nonqualified Deferred Compensation Earnings [1]	Total
Scott Armstrong	$136,000	$—	$136,000
Melanie Dressel	186,600	—	186,600
Steve Hooper	—	140,400	140,400
David MacMillan	154,400	—	154,400
Paul McMillan	136,400	—	136,400
Mary O. McWilliams	131,600	—	131,600
Herbert Simon[2]	12,367	—	12,367
Christopher Trumpy	140,400	—	140,400
_______________

[1]	Represents earnings accrued on deferred compensation considered to be above market.

[2]	Herbert Simon resigned from his position as a member of the Board of Directors of PSE, effective as of January 21, 2016.

Nonemployee Director Compensation Program
The 2016 nonemployee director compensation program is based on the principles that the level of nonemployee director compensation should be based on Board and committee responsibilities and should be competitive with comparable companies.
The 2016 compensation program for nonemployee directors was as follows:

•	A base cash quarterly retainer fee of $27,500;

•	$1,600 for attendance at each in-person Board and committee meeting; and

•	$800 for each telephonic meeting lasting 60 minutes or less, and $1,600 for each telephonic meeting lasting more than 60 minutes.

In 2016, nonemployee directors were paid the following additional cash quarterly retainer fees:

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

Deferral of Compensation
Nonemployee directors may choose to elect to defer all or a part of their cash fees under the Company’s Deferred Compensation Plan for Nonemployee Directors.  Nonemployee directors may allocate these deferrals into one or more “measurement funds,” which include an interest crediting fund, an equity index fund and a bond index fund.  Nonemployee directors are permitted to make changes in measurement fund allocations quarterly.   Steve Hooper is the only independent board member to defer any director fees during 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners
The following tables show the number of shares of common stock beneficially owned as of December 31, 2016 by each person or group that we know owns more than 5.0% of Puget Energy’s and PSE’s common stock.  No director, executive officer or executive officer named in the Summary Compensation Table in Item 11 of Part III of this report owns any of the outstanding shares of common stock of Puget Energy or PSE.  Puget Equico LLC (Puget Equico) and its affiliates beneficially own 100.0% of the outstanding common stock of Puget Energy.  Puget Energy holds 100.0% of the outstanding common stock of PSE.  Percentage of beneficial ownership is based on 200 shares of Puget Energy common stock and 85,903,791 shares of PSE common stock outstanding as of December 31, 2016.

Beneficial Ownership Table of Puget Energy and PSE

Number of Beneficially Owned Shares
Name	Puget Energy	PSE
Puget Equico LLC and affiliates	200[1,2]	—
Puget Energy	—	85,903,791[3]
_______________

[1]
Information presented above and in this footnote is based on Amendment No. 2 to Schedule 13D/A filed on February 13, 2009 (the Schedule 13D) by Puget Equico, Puget Intermediate Holdings Inc. (Puget Intermediate), Puget Holdings (Puget Holdings and together with Puget Intermediate, the Parent Entities), Macquarie Infrastructure Partners I (formerly MIP Padua Holdings GP) (MIP), Macquarie Infrastructure Partners II (formerly MIP Washington Holdings, L.P.) (MIP II), FSS Infrastructure Trust (formerly Macquarie-FSS Infrastructure Trust) (FIT), Padua MG Holdings LLC (PMGH) Canada Pension Plan Investment Board (USRE II) Inc. (CPPIB), 6860141 Canada Inc. as trustee for British Columbia Investment Management Corporation (bcIMC), PIP2PX (Pad) Ltd. (PIP2PX) and PIP2GV (Pad) Ltd. (PIP2GV and together with MIP, MIP II, FIT, PMGH, CPPIB, bcIMC and PIP2PX, the Investors). Puget Equico is a wholly-owned subsidiary of Puget Intermediate, Puget Intermediate is a wholly-owned subsidiary of Puget Holdings and the Investors are the direct or indirect owners of Puget Holdings.  The Parent Entities and the Investors are the direct or indirect owners of Puget Equico. Although the Parent Entities and the Investors do not own any shares of Puget Energy directly, Puget Equico, the Parent Entities and the Investors may be deemed to be members of a “group,” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Accordingly, each such entity may be deemed to beneficially own the 200 shares of Puget Energy common stock owned by Puget Equico.  Such shares of common stock constitute 100.0% of the issued and outstanding shares of common stock of Puget Energy.  Under Section 13(d)(3) of the Exchange Act and based on the number of shares outstanding, Puget Equico, the Parent Entities and the Investors may be deemed to have shared power to vote and shared power to dispose of such shares of Puget Energy common stock that may be beneficially owned by Puget Equico.  However, each of Puget Equico, the Parent Entities and the Investors expressly disclaims beneficial ownership of such shares of common stock other than those shares held directly by such entity.  According to the Schedule 13D, as of February 13, 2009:

•	The address of the principal office of Puget Holdings, Puget Intermediate and Puget Equico is the PSE Building, 10885 NE 4th Street, Bellevue, WA 98004.

•	The address of the principal office of MIP and MIP II is 125 West 55th Street, Level 22, New York, NY 10019.

•	The address of the principal office of FIT is Level 21, 83 Clarence Street, Sydney, Australia NSW 2000.

•	The address of the principal office of PMGH is 125 West 55th Street, Level 22, New York, NY 10019.

•	The address of the principal office of CPPIB is One Queen Street East, Suite 2500, P.O. Box 101, Toronto, Ontario, Canada M5C 2W5.

•	The address of the principal office of bcIMC is Suite 300-2950 Jutland Road, Victoria, British Columbia, Canada V8T 5K2.

•	The address of the principal office of PIP2PX and PIP2GV is 1100, 10830 Jasper Avenue, Edmonton, Alberta, Canada T5J 2B3.

[2]
Pursuant to that certain Pledge Agreement dated as of May 10, 2010, as amended on February 10, 2012, made by Puget Equico to JPMorgan Chase Bank, N.A., as administrative agent, the outstanding stock of Puget Energy held by Puget Equico was pledged by Puget Equico to secure the obligations of Puget Energy under (a) the Credit Agreement dated as of February 10, 2012, as amended and extended April 15, 2014, among Puget Energy, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto, and the lenders party thereto, and (b) the senior secured notes issued on December 6, 2010, June 3, 2011, June 15, 2012 and May 12, 2015.

[3]
Pursuant to that certain Borrower's Security Agreement dated as of May 10, 2010, as amended on February 10, 2012, the outstanding stock of PSE held by Puget Energy was pledged by Puget Energy to secure its obligations under (a) the Credit Agreement dated as of February 10, 2012, as amended and extended April 15, 2014, among Puget Energy as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto, and the lenders party thereto, and (b) the senior secured notes issued on December 6, 2010, June 3, 2011, June 15, 2012 and May 12, 2015.

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

When determining whether to approve or ratify a related person transaction, the Chair of the Audit Committee or the Audit Committee, as applicable, will review relevant facts regarding the related person transaction, including:

•	The extent of the related person’s interest in the transaction;

•	Whether the terms are comparable to those generally available in arm's length transactions; and

•	Whether the related person transaction is consistent with the best interests of the Company.

If any related person transaction is not approved or ratified, the Committee may take such action as it may deem necessary or desirable in the best interests of the Company and its shareholders.
Scott Armstrong serves on the Board of Directors of the Company and, until its acquisition by Kaiser Permanente on February 1, 2017, was the president and Chief Executive Officer of Group Health Cooperative (Group Health). Group Health provided coverage to over 600,000 residents in Washington and Northern Idaho. Certain employees of PSE elected Group Health as their medical provider and as a result, PSE paid Group Health a total of $23.3 million and $20.3 million for medical coverage for the year ended December 31, 2016 and 2015, respectively.
Kimberly Harris, the President and Chief Executive Officer and a director of Puget Energy and PSE, is married to Kyle Branum, who through 2016 was a principal at the law firm Riddell Williams P.S. As of January 2017, Mr. Branum is a partner at Summit Law Group, which provides legal services to PSE.  In 2016 and 2015, Riddell Williams was paid $1.0 million and $1.8 million, respectively, for legal services provided to PSE and Mr. Branum was among the lawyers at Riddell Williams who provided such legal services.  This work was performed under the supervision of PSE's General Counsel.
On October 10, 2014, U.S. Bancorp announced the appointment of Kimberly Harris to its board of directors effective October 20, 2014.  Ms. Harris is the President and Chief Executive Officer of both Puget Energy and PSE.  U.S. Bancorp is the parent company of U.S. Bank N.A., which directly or through its subsidiaries or affiliates provides credit, banking, investment and trust services to both Puget Energy and PSE.  For the year ended December 31, 2016 and 2015, Puget Energy and PSE paid a total of approximately $0.3 million and $1.0 million, respectively, in fees and interest to U.S. Bank N.A. and its subsidiaries or affiliates.

Board of Directors and Corporate Governance
Independence of the Board
The Boards of Puget Energy and PSE have reviewed the relationships between Puget Energy and PSE (and their respective subsidiaries) and each of their respective directors.  Based on this review, the Boards have determined that of the members constituting the Boards, Steven Hooper (member of the Boards of both Puget Energy and PSE), Melanie Dressel (member of the Boards of both Puget Energy and PSE), and Scott Armstrong (member of the Board of PSE) are independent under the NYSE corporate governance listing standards and also meet the definition of an “Independent Director” under the Company’s Amended and Restated Bylaws.  Under the Amended and Restated Bylaws of Puget Energy and PSE, an Independent Director is a director who: (i) shall not be a member of Puget Holdings (referred to as a Holdings Member) or an affiliate of any Holdings Member (including by way of being a member, stockholder, director, manager, partner, officer or employee of any such member), (ii) shall not be an officer or employee of PSE, (iii) shall be a resident of the state of Washington, and (iv) if and to the extent required with respect to any specific director, shall meet such other qualifications as may be required by any applicable regulatory authority for an independent director or manager.  The Company’s definition of "Independent Director" is available in the Corporate Governance Guidelines at www.pugetenergy.com.
In making these independence determinations, the Boards have established a categorical standard that a director’s independence is not impaired solely as a result of the director, or a company for which the director or an immediate family member of the director serves as an executive officer, making payments to PSE for power or natural gas provided by PSE at rates fixed in conformity with law or governmental authority, unless such payments would automatically disqualify the director under the NYSE’s corporate governance listing standards.  The Boards have also established a categorical standard that a director’s independence is not impaired if a director is a director, employee or executive officer of another company that makes payments to or receives payments from Puget Energy, PSE or any of their affiliates, for property or services in an amount which is less than the greater of $1.0 million or one percent of such other company’s consolidated gross revenue, determined for the most recent fiscal year.  These categorical standards will not apply, however, to the extent that Puget Energy or PSE would be required to disclose an arrangement as a related person transaction pursuant to Item 404 of Regulation S-K.
The Boards considered all relationships between its directors and Puget Energy and PSE (and their respective subsidiaries), including some that are not required to be disclosed in this report as related-person transactions.  Mr. Hooper and Mr. Armstrong, Ms. McWilliams and Ms. Dressel serve as directors or officers of, or otherwise have a financial interest in, entities that make payments to PSE for energy services provided to those entities at tariff rates established by the Washington Commission.  These transactions fall within the first categorical independence standard described above.  Because these relationships either fall within the Boards' categorical independence standards or involve an amount that is not material to the Company or the other entity, the Boards have concluded that none of these relationships impair the independence of the applicable directors.

Executive Sessions
Non-management directors meet in executive session on a regular basis, generally on the same date as each scheduled Board meeting.  Ms. Dressel, who is not a member of management, presides over the executive sessions. Interested parties may communicate with the non-management directors of the Board through the procedures described in Item 10, "Directors, Executives Officers and Corporate Governance" of Part III of this Form 10-K under the section “Communications with the Board.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, for the years ended December 31, 2016 and 2015 were as follows:

	2016		2015
(Dollars in Thousands)	Puget Energy	PSE	Puget Energy	PSE
Audit fees[1]	$2,597	$2,397	$2,413	$2,128
Audit related fees[2]	47	47	45	45
Tax fees[3]	—	—	—	—
Other fees[4]	383	383	52	52
Total	$3,027	$2,827	$2,510	$2,225
_______________

[1]
For professional services rendered for the audit of Puget Energy’s and PSE’s annual financial statements and reviews of financial statements included in the Company’s Forms 10-Q.  The 2016 fees are estimated and include an aggregate amount of $1.4 million billed to Puget Energy and $1.2 million to PSE through December 2016.

[2]	Consists of work performed in connection with registration statements and other regulatory audits.

[3]	Consists of tax consulting and tax return reviews.

[4]	Consists of software and research tools.

The Audit Committee of the Company has adopted policies for the pre-approval of all audit and non-audit services provided by the Company’s independent registered public accounting firm.  The policies are designed to ensure that the provision of these services does not impair the firm’s independence.  Under the policies, unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee.  In addition, any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.
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
For 2016 and 2015, all audit and non-audit services were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	Documents filed as part of this report:
1) Financial Statements
2) Financial Statement Schedules. Financial Statement Schedules of the Company, as required for the years ended December 31, 2016, 2015 and 2014, consist of the following:
I. Condensed Financial Information of Puget Energy
II. Valuation of Qualifying Accounts and Reserves
3) Exhibits

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUGET ENERGY, INC.		PUGET SOUND ENERGY, INC.

/s/ Kimberly J. Harris		/s/ Kimberly J. Harris
Kimberly J. Harris		Kimberly J. Harris
President and Chief Executive Officer		President and Chief Executive Officer

Date:	March 2, 2017	Date:	March 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(Puget Energy and PSE unless otherwise noted)

/s/ Kimberly J. Harris	President and	March 2, 2017
(Kimberly J. Harris)	Chief Executive Officer

/s/ Daniel A. Doyle	Senior Vice President and
(Daniel A. Doyle)	Chief Financial Officer

/s/ Matthew Marcelia	Controller and Principal Accounting Officer
(Matthew Marcelia)

/s/ Scott Armstrong	Director of PSE only
(Scott Armstrong)

/s/ Andrew Chapman	Director
(Andrew Chapman)

/s/ Steven W. Hooper	Director
(Steven W. Hooper)

/s/ Karl Kuchel	Director
(Karl Kuchel)

/s/ Christopher J. Leslie	Director
(Christopher J. Leslie)

/s/ David MacMillan	Director
(David MacMillan)

/s/ Paul McMillan	Director
(Paul McMillan)

/s/ Mary O. McWilliams	Director
(Mary O. McWilliams)

Director
(Etienne Middleton)

/s/ Christopher Trumpy	Director
(Christopher Trumpy)

EXHIBIT INDEX
Certain of the following exhibits are filed herewith.  Certain other of the following exhibits have heretofore been filed with the SEC and are incorporated herein by reference.

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

4.21
Fourth Supplemental Indenture dated as of May 12, 2015, between Puget Energy, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Puget Energy’s Current Report on Form 8-K, dated May 13, 2015, Commission File No. 1-16305).

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
Form of Executive Employment Agreement with Executive Officers (incorporated herein by reference to Exhibit 10.1 to Puget Energy's and Puget Sound Energy’s Current Report on Form 8-K, dated April 3, 2009, Commission File Nos. 1-16305 and 1-4393).

**	10.34
Puget Sound Energy, Inc. Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2009 (incorporated herein by reference to Exhibit 10.39 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.35
Puget Sound Energy, Inc. Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2013 (incorporated herein by reference to Exhibit 10.35 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2012, Commission File Nos. 1-16305 and 1-4393).

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
Summary of Director Compensation (incorporated herein by reference to Exhibit 10.38 to Puget Energy’s and
Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File No.
1-16305 and 1-4393).

**	10.39
Puget Sound Energy, Inc. Supplemental Death Benefit Plan for Executive Employees, effective October 1, 2000, as amended (incorporated herein by reference to Exhibit 10.45 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.40
Amendment to Puget Sound Energy, Inc. Supplemental Death Benefit Plan for Executive Employees, effective January 1, 2002, as amended (incorporated herein by reference to Exhibit 10.46 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.41
Puget Sound Energy, Inc. Supplemental Disability Plan for Executive Employees, effective October 1, 2000, as amended (incorporated herein by reference to Exhibit 10.47 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.42
Amendment to Puget Sound Energy, Inc. Supplemental Death Benefit Plan for Executive Employees, effective November 1, 2007, as amended (incorporated herein by reference to Exhibit 10.48 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.43
Puget Energy, Inc. Amended and Restated 2005 Long-Term Incentive Plan, effective January 21, 2016 (incorporated herein by reference to Exhibit 10.43 to Puget Energy’s and Puget Sound Energy’s Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File No. 1-16305 and 1-4393).

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

*	12.1	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2012 through 2016).
*	12.2	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2012 through 2016).
*	21.1	Subsidiaries of Puget Energy, Inc.
*	21.2	Subsidiaries of Puget Sound Energy, Inc.
*	23.1	Consent of PricewaterhouseCoopers LLP
*	31.1	Certification of Puget Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Kimberly J. Harris.
*	31.2	Certification of Puget Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Daniel A. Doyle.
*	31.3	Certification of Puget Sound Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Kimberly J. Harris.
*	31.4	Certification of Puget Sound Energy, Inc. – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Daniel A. Doyle.
*	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Kimberly J. Harris.

*	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Daniel A. Doyle.
101
Financial statements from the Annual Report on Form 10-K of Puget Energy, Inc. and Puget Sound Energy, Inc. for the fiscal year ended December 31, 2016, filed on March 2, 2017, formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).

_______________

*	Filed herewith.

**	Management contract, compensatory plan or arrangement.