Form 10-Q
period 2017-03-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2017-05-04
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Puget Energy, Inc.	Large accelerated filer	/ /	Accelerated filer	/ /	Non-accelerated filer	/X/	Smaller reporting company	/ /	Emerging growth company	/ /
Puget Sound Energy, Inc.	Large accelerated filer	/ /	Accelerated filer	/ /	Non-accelerated filer	/X/	Smaller reporting company	/ /	Emerging growth company	/ /
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. / /

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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

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

●	The ability to restart generation following a regional transmission disruption;
●	Changes in climate or weather conditions in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
●	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
●	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
●	Variable wind conditions, which can impact PSE's ability to generate electricity from wind facilities;
●	The ability to renew contracts for electric and natural gas supply and the price of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
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

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Item 1A, “Risk Factors” in the Company's most recent Annual Report on Form 10-K.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating revenue:
Electric	$668,984	$630,191
Natural gas	400,065	323,408
Other	8,183	9,098
Total operating revenue	1,077,232	962,697
Operating expenses:
Energy costs:
Purchased electricity	179,582	142,897
Electric generation fuel	51,310	54,193
Residential exchange	(23,447)	(20,140)
Purchased natural gas	152,801	123,103
Unrealized (gain) loss on derivative instruments, net	19,288	(16,822)
Utility operations and maintenance	152,030	145,990
Non-utility expense and other	5,195	5,634
Depreciation and amortization	115,253	107,515
Conservation amortization	34,761	33,211
Taxes other than income taxes	118,732	102,292
Total operating expenses	805,505	677,873
Operating income (loss)	271,727	284,824
Other income (deductions):
Other income	5,959	5,977
Other expense	(1,215)	(1,340)
Non-hedged interest rate swap (expense) income	28	(855)
Interest charges:
AFUDC	2,176	2,358
Interest expense	(88,582)	(88,813)
Income (loss) before income taxes	190,093	202,151
Income tax (benefit) expense	62,543	60,965
Net income (loss)	$127,550	$141,186

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$127,550	$141,186
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $474 and ($100), respectively	880	(186)
Other comprehensive income (loss)	880	(186)
Comprehensive income (loss)	$128,430	$141,000

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) ASSETS

	March 31, 2017	December 31, 2016
Utility plant (at original cost, including construction work in progress of $428,763 and $420,278, respectively):
Electric plant	$7,712,440	$7,673,772
Natural gas plant	3,110,673	3,051,586
Common plant	618,888	594,994
Less: Accumulated depreciation and amortization	(2,247,591)	(2,161,796)
Net utility plant	9,194,410	9,158,556
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	124,986	106,418
Total other property and investments	1,781,499	1,762,931
Current assets:
Cash and cash equivalents	16,857	28,878
Restricted cash	9,698	12,418
Accounts receivable, net of allowance for doubtful accounts of $10,934 and $9,798, respectively	343,400	329,375
Unbilled revenue	167,168	234,053
Purchased gas adjustment receivable	—	2,785
Materials and supplies, at average cost	103,074	106,378
Fuel and natural gas inventory, at average cost	38,829	58,181
Unrealized gain on derivative instruments	23,501	54,341
Prepaid expense and other	47,400	43,046
Power contract acquisition adjustment gain	14,292	33,413
Total current assets	764,219	902,868
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	72,118	72,038
Power cost adjustment mechanism	4,562	4,531
Regulatory assets related to power contracts	22,094	22,613
Other regulatory assets	1,036,034	1,034,348
Unrealized gain on derivative instruments	5,546	8,738
Power contract acquisition adjustment gain	169,740	241,648
Other	58,022	58,109
Total other long-term and regulatory assets	1,368,116	1,442,025
Total assets	$13,108,244	$13,266,380

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) CAPITALIZATION AND LIABILITIES

	March 31, 2017	December 31, 2016
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	541,010	413,468
Accumulated other comprehensive income (loss), net of tax	(32,832)	(33,712)
Total common shareholder’s equity	3,817,135	3,688,713
Long-term debt:
First mortgage bonds and senior notes	3,362,000	3,362,000
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,823,113	1,812,480
Debt discount, issuance costs and other	(231,158)	(234,679)
Total long-term debt	5,365,815	5,351,661
Total capitalization	9,182,950	9,040,374
Current liabilities:
Accounts payable	244,724	317,043
Short-term debt	15,000	245,763
Current maturities of long-term debt	2,412	2,412
Purchased gas adjustment liability	10,590	—
Accrued expenses:
Taxes	140,802	111,428
Salaries and wages	30,173	49,749
Interest	78,936	73,610
Unrealized loss on derivative instruments	41,623	44,310
Power contract acquisition adjustment loss	3,139	3,159
Other	104,624	71,996
Total current liabilities	672,023	919,470
Other long-term and regulatory liabilities:
Deferred income taxes	1,627,442	1,570,931
Unrealized loss on derivative instruments	23,155	16,261
Regulatory liabilities	656,453	654,622
Regulatory liabilities related to power contracts	184,031	275,061
Power contract acquisition adjustment loss	18,956	19,454
Other deferred credits	743,234	770,207
Total other long-term and regulatory liabilities	3,253,271	3,306,536
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$13,108,244	$13,266,380

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$127,550	$141,186
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,253	107,515
Conservation amortization	34,761	33,211
Deferred income taxes and tax credits, net	55,957	60,965
Net unrealized (gain) loss on derivative instruments	19,147	(17,523)
AFUDC – equity	(2,928)	(3,321)
Funding of pension liability	(9,000)	(4,500)
Regulatory assets and liabilities	(1,380)	(49,152)
Other long-term assets and liabilities	17,064	(320)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	52,860	67,910
Materials and supplies	3,304	(22,328)
Fuel and natural gas inventory	19,346	13,989
Prepayments and other	(4,354)	(19,991)
Purchased gas adjustment	13,375	1,890
Accounts payable	(41,451)	(26,305)
Taxes payable	29,374	20,658
Other	(677)	6,224
Net cash provided by (used in) operating activities	428,201	310,108
Investing activities:
Construction expenditures – excluding equity AFUDC	(223,635)	(127,329)
Restricted cash	2,720	(855)
Other	(3,804)	(1,337)
Net cash provided by (used in) investing activities	(224,719)	(129,521)
Financing activities:
Change in short-term debt, net	(230,763)	(159,004)
Dividends paid	(8)	(37,167)
Proceeds from long-term debt and bonds issued	10,663	—
Other	4,605	3,131
Net cash provided by (used in) financing activities	(215,503)	(193,040)
Net increase (decrease) in cash and cash equivalents	(12,021)	(12,453)
Cash and cash equivalents at beginning of period	28,878	42,494
Cash and cash equivalents at end of period	$16,857	$30,041
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$76,644	$77,193
Cash payments (refunds) for income taxes	—	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$45,945	$41,899

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating revenue:
Electric	$668,984	$630,191
Natural gas	400,065	323,408
Other	8,183	9,098
Total operating revenue	1,077,232	962,697
Operating expenses:
Energy costs:
Purchased electricity	179,582	142,897
Electric generation fuel	51,310	54,193
Residential exchange	(23,447)	(20,140)
Purchased natural gas	152,801	123,103
Unrealized (gain) loss on derivative instruments, net	19,288	(16,822)
Utility operations and maintenance	152,030	145,990
Non-utility expense and other	8,491	9,033
Depreciation and amortization	115,253	107,515
Conservation amortization	34,761	33,211
Taxes other than income taxes	118,732	102,292
Total operating expenses	808,801	681,272
Operating income (loss)	268,431	281,425
Other income (deductions):
Other income	5,959	5,975
Other expense	(1,215)	(1,340)
Interest charges:
AFUDC	2,176	2,358
Interest expense	(60,461)	(60,775)
Income (loss) before income taxes	214,890	227,643
Income tax (benefit) expense	71,798	71,138
Net income (loss)	$143,092	$156,505

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$143,092	$156,505
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $1,732 and $1,260, respectively	3,216	2,340
Amortization of treasury interest rate swaps to earnings, net of tax of $43 and $43, respectively	79	79
Other comprehensive income (loss)	3,295	2,419
Comprehensive income (loss)	$146,387	$158,924

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2017	December 31, 2016
Utility plant (at original cost, including construction work in progress of $428,763 and $420,278, respectively):
Electric plant	$9,848,520	$9,813,169
Natural gas plant	3,697,639	3,640,271
Common plant	656,612	632,718
Less: Accumulated depreciation and amortization	(5,008,361)	(4,927,602)
Net utility plant	9,194,410	9,158,556
Other property and investments:
Other property and investments	77,845	77,960
Total other property and investments	77,845	77,960
Current assets:
Cash and cash equivalents	16,038	28,481
Restricted cash	9,698	12,418
Accounts receivable, net of allowance for doubtful accounts of $10,934 and $9,798, respectively	367,219	344,964
Unbilled revenue	167,168	234,053
Purchased gas adjustment receivable	—	2,785
Materials and supplies, at average cost	103,074	106,378
Fuel and natural gas inventory, at average cost	37,505	56,851
Unrealized gain on derivative instruments	23,501	54,341
Prepaid expense and other	47,400	43,046
Total current assets	771,603	883,317
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	71,601	71,517
Power cost adjustment mechanism	4,562	4,531
Other regulatory assets	1,036,039	1,034,352
Unrealized gain on derivative instruments	5,546	8,738
Other	58,022	58,109
Total other long-term and regulatory assets	1,175,770	1,177,247
Total assets	$11,219,628	$11,297,080

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2017	December 31, 2016
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,275,105	3,275,105
Retained earnings	474,175	359,795
Accumulated other comprehensive income (loss), net of tax	(142,216)	(145,511)
Total common shareholder’s equity	3,607,923	3,490,248
Long-term debt:
First mortgage bonds and senior notes	3,362,000	3,362,000
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount, issuance costs and other	(28,257)	(28,974)
Total long-term debt	3,745,603	3,744,886
Total capitalization	7,353,526	7,235,134
Current liabilities:
Accounts payable	244,724	317,043
Short-term debt	15,000	245,763
Current maturities of long-term debt	2,412	2,412
Purchased gas adjustment liability	10,590	—
Accrued expenses:
Taxes	140,802	111,428
Salaries and wages	30,173	49,749
Interest	56,045	48,087
Unrealized loss on derivative instruments	41,623	44,170
Other	104,624	71,996
Total current liabilities	645,993	890,648
Other long-term and regulatory liabilities:
Deferred income taxes	1,799,460	1,732,390
Unrealized loss on derivative instruments	23,155	16,261
Regulatory liabilities	655,135	653,296
Other deferred credits	742,359	769,351
Total other long-term and regulatory liabilities	3,220,109	3,171,298
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$11,219,628	$11,297,080

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$143,092	$156,505
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,253	107,515
Conservation amortization	34,761	33,211
Deferred income taxes and tax credits, net	65,212	71,138
Net unrealized (gain) loss on derivative instruments	19,288	(16,822)
AFUDC – equity	(2,928)	(3,321)
Funding of pension liability	(9,000)	(4,500)
Regulatory assets and liabilities	(1,380)	(49,152)
Other long-term assets and liabilities	(7,371)	827
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	44,630	67,858
Materials and supplies	3,304	(22,328)
Fuel and natural gas inventory	19,346	13,989
Prepayments and other	(4,354)	(19,991)
Purchased gas adjustment	13,375	1,890
Accounts payable	(41,451)	(26,305)
Taxes payable	29,374	20,658
Other	1,515	7,534
Net cash provided by (used in) operating activities	422,666	338,706
Investing activities:
Construction expenditures – excluding equity AFUDC	(179,622)	(127,329)
Restricted cash	2,720	(855)
Other	(3,367)	261
Net cash provided by (used in) investing activities	(180,269)	(127,923)
Financing activities:
Change in short-term debt, net	(230,763)	(159,004)
Dividends paid	(28,712)	(67,347)
Other	4,635	3,159
Net cash provided by (used in) financing activities	(254,840)	(223,192)
Net increase (decrease) in cash and cash equivalents	(12,443)	(12,409)
Cash and cash equivalents at beginning of period	28,481	41,856
Cash and cash equivalents at end of period	$16,038	$29,447
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$48,989	$48,982
Cash payments (refunds) for income taxes	—	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$45,945	$41,899

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy is an energy services holding company that owns Puget Sound Energy (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region. Puget Energy also has a wholly-owned non-regulated subsidiary, named Puget LNG, LLC (Puget LNG). Puget LNG was formed on November 29, 2016, and has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility, currently under construction. In 2009, Puget Holdings LLC (Puget Holdings), owned by a consortium of long-term infrastructure investors, completed its merger with Puget Energy (the merger).  As a result of the merger, all of Puget Energy’s common stock is indirectly owned by Puget Holdings.  The acquisition of Puget Energy was accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805), as of the date of the merger.  ASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the merger date.
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
The Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and will provide LNG as fuel to transportation customers, particularly in the marine market. The Tacoma LNG facility is expected to be operational in 2019. Pursuant to the Washington Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs.
For Puget Energy, the $44.9 million in construction work in progress related to Puget LNG’s portion of the Tacoma LNG facility is reported in the “Other property and investments” financial statement line item. However, as PSE is a regulated entity, the construction work in progress of $46.2 million related to PSE’s portion of the Tacoma LNG facility is reported in the “Utility plant - Natural gas plant” line item.

(2)  New Accounting Pronouncements

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 and the related amendments outline a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The accounting standards update (ASU) is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.
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
The Company plans to adopt ASU 2014-09 during the first quarter of fiscal year 2018.  Reporting entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  At this time, the Company has not yet selected a transition method; however, it is in the process of completing its analysis and expects to decide in the second quarter of 2017. Additionally, the Company initiated a steering committee and project team to evaluate the impact of this standard, update any policies and procedures that may be affected, and implement the new revenue recognition guidance. After a substantial evaluation of this standard, the Company does not anticipate significant impacts to its results of operations or on its consolidated financial statements. The Company is still waiting on the resolution of certain industry implementation issues to determine the full impact. The Company is anticipating additional future disclosures related to the implementation of the new standard.

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

Definition of a Business
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.
This amendment is effective for fiscal years beginning after December 15, 2017. The Company plans to adopt ASU 2017-01 during the first quarter of fiscal year 2018, and is in the process of evaluating the potential impacts, if any, of this new guidance on its financial statements.

Goodwill
In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The amendment is an accounting standards update to simplify the accounting for goodwill impairment. This accounting standard updates changes in the procedural steps in applying the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This accounting standards update simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test.
This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company plans to apply this guidance to the goodwill impairment test beginning the second quarter of 2017, and does not anticipate the new guidance will have a significant impact on goodwill.

Other Income
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets". The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it.
This amendment is effective for fiscal years beginning after December 15, 2017. The Company plans to adopt ASU 2017-05 during the first quarter of fiscal year 2018, and is in the process of evaluating the potential impacts, if any, of this new guidance on its financial statements.

Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The amendments require that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, the line item used in the income statement to present the other components of net benefit cost must be disclosed.
This amendment is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company plans to adopt ASU 2017-07 during the first quarter of fiscal year 2018, and is in the process of evaluating the potential impacts, if any, of this new guidance on its financial statements.

(3)	Accounting for Derivative Instruments and Hedging Activities

PSE employs various energy portfolio optimization strategies but is not in the business of assuming risk for the purpose of realizing speculative trading revenue. The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the power cost adjustment (PCA). Therefore, wholesale market transactions and PSE's related hedging strategies are focused on reducing costs and risks where feasible, thus reducing volatility in costs in the portfolio. In order to manage its exposure to the variability in future cash flows for forecasted energy transactions, PSE utilizes a programmatic hedging strategy which extends out three years. PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into forward physical electric and natural gas purchase and sale agreements, fixed-for-floating swap contracts, and commodity call/put options. Currently, the Company does not apply cash flow hedge accounting and therefore records all mark-to-market gains or losses through earnings.
The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program and its credit facilities to meet short-term funding needs. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of March 31, 2017, the Company did not have any outstanding interest rate swap instruments.

The following table presents the volumes, fair values and locations of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	At March 31, 2017			At December 31, 2016
(Dollars in Thousands)	Volumes	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Interest rate swap derivatives[3]	$—	$—	$—	$450 million	$—	$141
Electric portfolio derivatives	*	20,343	44,499	*	36,460	41,329
Natural gas derivatives (MMBtus)[4]	304.7 million	8,704	20,279	336.4 million	26,619	19,101
Total derivative contracts	**	$29,047	$64,778	**	$63,079	$60,571
Current	**	$23,501	$41,623	**	$54,341	$44,310
Long-term	**	5,546	23,155	**	8,738	16,261
Total derivative contracts	**	$29,047	$64,778	**	$63,079	$60,571
_______________

[1]	Balance sheet locations: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet locations: Current and Long-term Unrealized loss on derivative instruments.

[3]	Interest rate swap contracts are only held at Puget Energy.

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

*
Electric portfolio derivatives consist of electric generation fuel of 174.2 million One Million British Thermal Units (MMBtu) and purchased electricity of 3.7 million Megawatt Hours (MWhs) at March 31, 2017, and 186.8 million MMBtus and 3.6 million MWhs at December 31, 2016.

**	Not meaningful and/or applicable.

It is the Company's policy to record all derivative transactions on a gross basis at the contract level without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: WSPP, Inc. (WSPP) agreements, which standardize physical power contracts; International Swaps and Derivatives Association (ISDA) agreements, which standardize financial gas and electric contracts; and North American Energy Standards Board (NAESB) agreements, which standardize physical natural gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as the right of set-off in the event of counterparty default. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount. For further details regarding the fair value of derivative instruments, see Note 4, "Fair Value Measurements" to the consolidated financial statements.

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At March 31, 2017
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$29,047	$—	$29,047	$(21,525)	$—	$7,522
Liabilities:
Energy derivative contracts	64,778	—	64,778	(21,525)	—	43,253

Puget Energy and Puget Sound Energy
	At December 31, 2016
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$63,079	$—	$63,079	$(42,858)	$—	$20,221
Liabilities:
Energy derivative contracts	60,430	—	60,430	(42,858)	—	17,572
Interest rate swaps[2]	141	—	141	—	—	141
_______________

[1]	All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

[2]	Interest rate swap contracts are only held at Puget Energy.

The following table presents the effect and locations of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Location	2017	2016
Interest rate contracts[1]:
	Non-hedged interest rate swap (expense) income	$28	$(855)
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(16,136)	5,513
Realized	Electric generation fuel	(5,198)	(20,683)
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net [1]	(3,152)	11,309
Realized	Purchased electricity	(6,155)	(11,219)
Total gain (loss) recognized in income on derivatives		$(30,613)	$(15,935)
_______________
1 Interest rate swap contracts are only held at Puget Energy.

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
The Company monitors counterparties for significant swings in credit default swap rates, credit rating changes by external rating agencies, ownership changes or financial distress. Where deemed appropriate, the Company may request collateral or other security from its counterparties to mitigate potential credit default losses. Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2017, approximately 95.3% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated at least investment grade by rating agencies and 4.7% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
The Company computes credit reserves at a master agreement level by counterparty. The Company considers external credit ratings and market factors in the determination of reserves, such as credit default swaps and bond spreads. The Company recognizes that external ratings may not always reflect how a market participant perceives a counterparty's risk of default. The Company uses both default factors published by Standard & Poor's and factors derived through analysis of market risk which reflect the application of an industry standard recovery rate. The Company selects a default factor by counterparty at an aggregate master agreement level based on a weighted average default tenor for that counterparty's deals. The default tenor is determined by weighting the fair value and contract tenors for all deals for each counterparty to derive an average value. The default factor used is dependent upon whether the counterparty is in a net asset or a net liability position after applying the master agreement levels.
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. As of March 31, 2017, the Company was in a net liability position with many of its counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. In March 2017, PSE began transacting power futures contracts on the Intercontinental Exchange (ICE) platform. Execution of these contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of March 31, 2017, PSE has cash deposited as collateral of $0.7 million related to contracts executed on this platform. As additional contracts are executed on this exchange, the amount of collateral to be posted will increase, subject to PSE’s established limit. PSE has also posted a $1.0 million letter of credit as a condition of transacting on a physical energy exchange and clearinghouse in Canada. PSE did not trigger any collateral requirements with any of its counterparties during the three months ended March 31, 2017 nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.

The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity at March 31, 2017:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31, 2017			At December 31, 2016
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$10,996	$—	$10,996	$4,894	$—	$4,894
Requested credit for adequate assurance	21,794	—	—	7,427	—	—
Forward value of contract[3]	—	—	—	507	—	—
Total	$32,790	$—	$10,996	$12,828	$—	$4,894
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value Measurements

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
The Company considers its electric and natural gas contracts as Level 2 derivative instruments as such contracts are commonly traded as over-the-counter forwards with indirectly observable price quotes. However, certain energy derivative instruments with maturity dates falling outside the range of observable price quotes are classified as Level 3 in the fair value hierarchy. Management's assessment is based on the trading activity in real-time and forward electric and natural gas markets. Each quarter, the Company confirms the validity of pricing-service quoted prices used to value Level 2 commodity contracts with the actual prices of commodity contracts entered into during the most recent quarter.

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $49.2 million and $49.1 million at March 31, 2017 and December 31, 2016, respectively, are included in other property and investments on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. Carrying values and estimated fair values were as follows:

Puget Energy		At March 31, 2017		At December 31, 2016
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$222,884	$250,000	$210,261
Long-term debt (fixed-rate), net of discount[1]	2	5,095,114	6,360,367	5,091,593	6,337,287
Long-term debt (variable-rate)	2	23,113	23,113	12,480	12,480
Total liabilities		$5,368,227	$6,606,364	$5,354,073	$6,560,028

Puget Sound Energy		At March 31, 2017		At December 31, 2016
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$222,884	$250,000	$210,261
Long-term debt (fixed-rate), net of discount[2]	2	3,498,015	4,390,370	3,497,298	4,360,783
Total liabilities		$3,748,015	$4,613,254	$3,747,298	$4,571,044
_______________

[1]	The carrying value includes debt issuances costs of $31.6 million, and $33.0 million for March 31, 2017 and December 31, 2016, respectively, which are not included in fair value.

[2]	The carrying value includes debt issuances costs of $26.5 million, and $27.2 million for March 31, 2017 and December 31, 2016, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At March 31, 2017			At December 31, 2016
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$12,382	$7,961	$20,343	$30,666	$5,794	$36,460
Natural gas derivative instruments	4,338	4,366	8,704	23,316	3,303	26,619
Total assets	$16,720	$12,327	$29,047	$53,982	$9,097	$63,079
Liabilities:
Interest rate derivative instruments[1]	$—	$—	$—	$141	$—	$141
Electric derivative instruments	40,326	4,173	44,499	36,507	4,822	41,329
Natural gas derivative instruments	17,665	2,614	20,279	16,423	2,678	19,101
Total liabilities	$57,991	$6,787	$64,778	$53,071	$7,500	$60,571
_______________

[1]	Interest rate derivative instruments are only held at Puget Energy.

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2017			2016
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$972	$625	$1,597	$(7,345)	$(2,383)	$(9,728)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	706	—	706	4,608	—	4,608
Included in regulatory assets / liabilities	—	2,458	2,458	—	1,519	1,519
Settlements	(1,330)	(1,329)	(2,659)	(60)	(937)	(997)
Transferred into Level 3	2,189	(554)	1,635	(2,080)	—	(2,080)
Transferred out of Level 3	1,251	552	1,803	6,479	179	6,658
Balance at end of period	$3,788	$1,752	$5,540	$1,602	$(1,622)	$(20)
_______________

[1]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $1.8 million and $5.7 million for the three months ended March 31, 2017 and 2016, respectively.

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

In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month and reported in the

Level 3 Roll-Forward tables. The Company did not have any transfers between Level 2 and Level 1 during the reported periods. The Company does periodically transact at locations or market price points that are illiquid or for which no prices are available from the independent pricing service. In such circumstances, the Company uses a more liquid price point and performs a 15-month regression against the illiquid locations to serve as a proxy for forward market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs. The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts.
The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of March 31, 2017:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$7,961	$4,173	Discounted cash flow	Power prices	$9.00 per MWh	$29.65 per MWh	$24.04 per MWh
Natural gas	$4,366	$2,614	Discounted cash flow	Natural gas prices	$1.76 per MMBtu	$3.11 per MMBtu	$2.18 per MMBtu
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2016:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$5,794	$4,822	Discounted cash flow	Power prices	$11.86 per MWh	$33.52 per MWh	$27.61 per MWh
Natural gas	$3,303	$2,678	Discounted cash flow	Natural gas prices	$2.00 per MMBtu	$3.24 per MMBtu	$2.42 per MMBtu
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At March 31, 2017 and December 31, 2016, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $0.1 million and $0.2 million, respectively.

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

As of March 31, 2017, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets. The results of the valuation indicated three of the Company's intangible assets were impaired. The primary factor causing the impairment was significant decreases in forward power prices of 14.1% for years 2017-2022, and 24.4% for years 2023-2035 from December 31, 2016. The following impairments totaling $80.3 million were recorded to the Company's intangible asset contracts, with corresponding reductions to the regulatory liability as follows:

Puget Energy
(Dollars in Thousands)
Valuation Date	Contract Name	Carrying Value	Fair Value	Write Down
March 31, 2017	Wells Hydro	$14,879	$13,067	$1,812
	Rocky Reach	235,331	159,818	75,513
	Priest Rapids RP	5,665	2,657	3,008
Total impairment		$255,875	$175,542	$80,333

The valuations were measured using a discounted cash flow, income-based valuation methodology. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates which are classified as Level 3 within the fair value hierarchy. A less significant input is the discount rate reflective of PSE's cost of capital used in the valuation.

The following table presents the significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value:

Puget Energy
Valuation Date	Unobservable Input	Low	High	Average
March 31, 2017
Wells Hydro	Power prices	$8.76 per MWh	$26.70 per MWh	$20.86 per MWh
	Power contract costs (in thousands)	3,965 per qtr.	4,223 per qtr.	4,051 per qtr.
Rocky Reach	Power prices	$8.53 per MWh	$48.21 per MWh	$27.69 per MWh
	Power contract costs (in thousands)	5,827 per qtr.	6,780 per qtr.	6,150 per qtr.
Priest Rapids RP	Power prices	$13.70 per MWh	$29.38 per MWh	$23.14 per MWh
	Power contract costs (in thousands)	620 per year	4,022 per year	2,306 per year

(5)	Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering the largest portion of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  Starting with January 1, 2014, all non-represented and United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry (UA) represented employees, along with International Brotherhood of Electrical Workers (IBEW) represented employees hired on or after December 12, 2014 who elect to accumulate the Company contribution in the cash balance formula portion of the pension plan, will receive annual pay credits of 4% each year. They will also receive interest credits like other participants in the cash balance pension formula of the pension plan, which are at least 1% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, he or she will have annuity and lump sum options for distribution. Those who select the lump sum option will receive their current cash balance amount. PSE also maintains a non-qualified Supplemental Executive Retirement Plan (SERP) for its key senior management employees.
In addition to providing pension benefits, PSE provides access to group medical care coverage and legacy life insurance benefits (Other Benefits) for certain retired employees.  These benefits are provided principally through an insurance company.  The group medical insurance premiums, paid primarily by retirees, are based on the benefits provided during the prior year.
Puget Energy records purchase accounting adjustments associated with the re-measurement of the retirement plans.

The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2017 and 2016:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$5,018	$4,604	$228	$271	$20	$25
Interest cost	7,099	7,226	571	581	121	156
Expected return on plan assets	(11,951)	(11,687)	—	—	(115)	(111)
Amortization of prior service cost	(495)	(495)	11	11	—	—
Amortization of net loss (gain)	—	—	269	228	(113)	(29)
Net periodic benefit cost	$(329)	$(352)	$1,079	$1,091	$(87)	$41

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$5,018	$4,604	$228	$271	$20	$25
Interest cost	7,099	7,226	571	581	121	156
Expected return on plan assets	(11,970)	(11,736)	—	—	(115)	(111)
Amortization of prior service cost	(393)	(393)	11	11	—	—
Amortization of net loss (gain)	3,429	3,740	392	333	(173)	(90)
Net periodic benefit cost	$3,183	$3,441	$1,202	$1,196	$(147)	$(20)

The following table summarizes the Company’s change in benefit obligation for the periods ended March 31, 2017 and December 31, 2016:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended	Year Ended	Three Months Ended	Year Ended	Three Months Ended	Year Ended
(Dollars in Thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Change in benefit obligation:
Benefit obligation at beginning of period	$652,607	$643,088	$51,734	$51,279	$11,194	$13,946
Service cost	5,018	18,913	228	1,085	20	93
Interest cost	7,099	28,689	571	2,325	121	533
Actuarial loss (gain)	—	1,545	—	106	—	(2,262)
Benefits paid	(10,345)	(38,730)	(477)	(3,061)	(303)	(1,264)
Medicare part D subsidy received	—	—	—	—	—	148
Administrative Expense	—	(898)	—	—	—	—
Benefit obligation at end of period	$654,379	$652,607	$52,056	$51,734	$11,032	$11,194

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2017 are expected to be at least $18.0 million, $1.9 million and $0.3 million, respectively. During the three months ended March 31, 2017, the Company contributed $9.0 million, $0.5 million and $0.1 million to fund the qualified pension plan, SERP and other postretirement plan, respectively.

(6)	Regulation and Rates

2013 Expedited Rate Filing, Decoupling and Centralia Decision
On June 25, 2013, the Washington Commission issued final orders resolving the amended decoupling petition, the Expedited Rate Filing (ERF) and the Petition for Reconsideration (related to the TransAlta Centralia power purchase agreement). Order No. 7 in the ERF/decoupling proceeding approved PSE's ERF filing with a small change to its cost of capital from 7.80% to 7.77% to update long- term debt costs and a capital structure that included 48.0% common equity with a return on equity (ROE) of 9.8%. This order also approved the property tax tracker discussed below and approved the amended decoupling and rate plan filing with the further condition that PSE and the customers will share 50.0% each in earnings in excess of the 7.77% authorized rate of return. In addition, the rate plan (K-Factor) increase allowed decoupling revenue per customer for the recovery of delivery system costs to subsequently increase by 3.0% for the electric customers and 2.2% for the natural gas customers on January 1 of each year, until the conclusion of PSE's next general rate case (GRC) which was filed January 13, 2017, as discussed below. In the rate plan, increases are subject to a cap of 3.0% of the total revenue for customers.

General Rate Case Filing
On January 13, 2017, PSE filed its GRC with the Washington Commission which proposed a weighted cost of capital of 7.74%, or 6.69% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.8%. The requested combined electric tariff changes was a net increase of $86.3 million, or 4.1%, annually. The requested combined natural gas tariff changes was a net decrease of $22.3 million, or 2.4%, annually. The filing was subsequently suspended, which means that the final rates granted in the proceeding will go into effect no later than December 13, 2017. PSE filed a supplemental filing in the GRC on April 3, 2017 which among other things provided updates to power costs. The requested combined electric tariff changes based on the updated supplemental filing would result in a net increase of $68.3 million, or 3.2%, annually. The requested combined natural gas tariff changes based on the updated supplemental filing would result in a net decrease of $29.3 million, or 3.2%, annually.

PSE’s GRC filing included the required plan for Colstrip Units 1 and 2 closures, see Item 3, "Legal Proceedings" in the Company's Annual Report on the Form 10-K for the year ended December 31, 2016. Additionally, PSE’s filing contains requests for two new mechanisms to address regulatory lag. PSE has requested procedures for an ERF that can be used to update PSE’s delivery revenues on an expedited basis following a GRC proceeding. PSE also requested approval to establish an electric cost recovery mechanism (CRM) similar to its existing natural gas CRM which would allow PSE to obtain accelerated cost recovery on specified electric reliability projects.

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms are expected to mitigate the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs from most residential, commercial and industrial customers to mitigate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues will be recovered on a per customer basis regardless of actual consumption levels. The energy supply costs, which are part of the PCA and PGAmechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption. PSE will recover or refund the difference between allowed decoupling revenue and the corresponding actual revenue to affected customers over a 12-month period beginning in May following the calendar year end. The decoupling mechanism will end on December 31, 2017 unless the continuation of the requested mechanism is approved in PSE's 2017 GRC. Decoupling over and under collections resulting from the decoupling mechanism will still be collectible or refundable after December 31, 2017, even if the decoupling mechanism is not extended.
The Washington Commission approved the following PSE requests to change rates under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Electric:
May 1, 2017	2.0%	$41.9
May 1, 2016	1.0	20.8
Natural Gas:
May 1, 2017	2.4%	$22.4
May 1, 2016	2.8	25.4

In addition, PSE filed with the Washington Commission the following reductions in decoupling deferrals due to the earnings sharing threshold for the electric and natural gas rate increases above:

Effective Date	Included in Rates Effective in	Reduction in Rate Increases due to Excess Earnings (Dollars in Millions)
Electric:
2016	May 2017	$11.9
2015	May 2016	11.9
Natural Gas:
2016	May 2017	$2.2
2015	May 2016	5.5

As noted earlier, the Company is also limited to a 3.0% annual decoupling related cap on increases in total revenue. This limitation has been triggered as follows for natural gas with no impacts to electric:

Effective Date Accrued Through	Deferrals not Included in Annual Rate Increases (Dollars in Millions)
Natural Gas:
2016	$47.4
2015	28.7

Existing deferrals may be included in customer rates beginning in May 2017, subject to subsequent application of the earnings test and the 3.0% cap on decoupling related rate increases.

Electric Regulation and Rates
Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable catastrophic/extraordinary losses and provided that costs in excess of $8.0 million annually may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for a system average interruption duration index. For the three months ended March 31, 2017 and March 31, 2016, PSE incurred $26.4 million and $16.7 million, respectively, in storm-related electric transmission and distribution system restoration costs, of which $8.8 million was deferred in 2017 and $7.6 million in 2016.

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

On August 7, 2015, the Washington Commission issued an order approving the settlement proposing changes to the PCA mechanism. The settlement agreement took effect January 1, 2017 and applies the following graduated scale:

Annual Power Cost Variability	Company's Share		Customers' Share
Over or Under Collection	Over	Under	Over	Under
Over or Under Collected by up to $17 million	100%	100%	—%	—%
Over or Under Collected by between $17 million - $40 million	35	50	65	50
Over or Under Collected beyond $40 + million	10	10	90	90

The settlement also resulted in the following changes to the PCA mechanism:

•	Reduction to the cumulative deferral trigger for surcharge or refund from $30.0 million to $20.0 million;

•
Removal of fixed production costs from the PCA mechanism and placing them in the decoupling mechanism, assuming the decoupling mechanism continues after its review in the 2017 GRC. If decoupling was not to continue, those fixed production costs would be treated the same as other non-PCA costs unless permission to treat them in another manner is obtained from the Washington Commission. These fixed production costs include: (i) return and depreciation/amortization on fixed production assets and regulatory assets and liabilities; (ii) return, depreciation, transmission expense and revenues on specific transmission assets; and (iii) hydroelectric, other production and other power related expenses and O&M costs;

•	Suspension of the requirement that a GRC must be filed within three months after rates are approved in a Power Cost Only Rate Case (PCORC);

•	Agreement, for a five-year period, that PSE will not file a GRC or PCORC within six months of the date rates go into effect for a PCORC filing; and

•	Establishment of a five-year moratorium on changes to the PCA.

PSE had a PCA receivable for the three months ended March 31, 2017, due to under recovering $10.0 million of power costs of which no amounts were apportioned to customers.  This compares to a PCA payable of $11.8 million for the three months ended March 31, 2016 of which no amounts were apportioned to customers. As mentioned above, the PCA mechanism changed as of January 1, 2017.  The fixed production costs, other costs and adjustments are no longer included.  The mechanism is now comparing variable PCA costs using the variable costs portion of the baseline rate.  The fixed costs will become part of the decoupling mechanism, assuming the decoupling mechanism continues after its review in the GRC, but until then the fixed costs are being deferred using the fixed cost portion of the baseline rate.  Electric energy sales increased in 2017 compared to 2016, but was offset by a decrease in the total baseline rate and an increase in costs.

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
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2017	0.7%	$16.5
May 1, 2016	(0.5)	(11.7)

Electric Property Tax Tracker Mechanism
The purpose of the property tax tracker mechanism is to pass through the cost of all property taxes incurred by the Company. The mechanism removes property taxes from general rates and includes those costs for recovery in an adjusting tariff rate. After the implementation, the mechanism acts as a tracker rate schedule and collects the total amount of property taxes paid. The tracker will be adjusted on May 1st each year based on that year's assessed property taxes and true-ups to the rate from the prior year.
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2017	(0.04)%	$(0.9)
May 1, 2016	0.3	5.7

Federal Incentive Tracker Tariff
The Federal Incentive Tracker Tariff passes through to customers the benefits associated with realized treasury grants and Production Tax Credits. The filing results in a credit back to customers for pass-back of treasury grant amortization and pass-through of interest and any related true-ups. The filing is adjusted annually for new Federal benefits, actual versus forecast interest and to true-up for actual load being different than the forecasted load set in rates.

The following table sets forth the Federal Incentive Tracker Tariff revenue requirement approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates from prior year	Total credit to be passed back to eligible customers (Dollars in Millions)
January 1, 2017	0.3%	$(51.7)
January 1, 2016	(0.2)	(57.3)

Power Cost Update Compliance Filing
On September 30, 2016, PSE filed with the Washington Commission an update to power costs under Schedule 95, which was consistent with the Commission's Order 4 in PSE’s 2014 PCORC under Docket No. UE-141141 and required under the joint petition filed March 9, 2016 seeking to postpone the filing of PSE's GRC. This allowed PSE to implement the December 1, 2016 price and volume changes associated with the Centralia Coal Transition purchase power agreement through a compliance filing.
The following table sets forth the updated compliance filing rate adjustment that became effective on December 1, 2016 by operation of law and the corresponding annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
December 1, 2016	(1.7)%	$(37.3)

Natural Gas Regulation and Rates
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
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)

May 1, 2017	(0.1)%	$(1.0)
May 1, 2016	0.3	2.9

Natural Gas Property Tax Tracker Mechanism
The purpose of the property tax tracker mechanism is to pass through the cost of all property taxes incurred by the Company. The mechanism removes property taxes from general rates and includes those costs for recovery in an adjusting tariff rate. After the implementation, the mechanism acts as a tracker rate schedule and collects the total amount of property taxes paid. The tracker will be adjusted on May 1st each year based on that year's assessed property taxes.

The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2017	(0.1)%	$(1.1)
May 1, 2016	0.4	3.5

Cost Recovery Mechanism
The purpose of the CRM is to recover capital costs related to projects included in PSE's pipe replacement program plan on file with the Washington Commission with the intended effect of enhancing the safety of the natural gas distribution system.
The following table sets forth CRM rate adjustment approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

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
The following table sets forth the PGA rate adjustment approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2016	(0.4)%	$(4.1)

(7)	Asset Retirement Obligations

The Company has recorded liabilities for steam generation sites, combustion turbine generation sites, wind generation sites, distribution and transmission poles, and natural gas mains where disposal is governed by ASC 410 “Asset Retirement and Environmental Obligations (ARO)”.
On April 17, 2015, the United States Environmental Protection Agency (EPA) published a final rule, effective October 19, 2015, that regulates Coal Combustion Residuals (CCR) under the Resource Conservation and Recovery Act, Subtitle D. The CCR ruling requires the Company to perform an extensive study on the effects of coal ash on the environment and public health. The rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash surface impoundments.
The CCR rule and two new agreements which include a consent decree with the Sierra Club and a settlement agreement with the Sierra Club and the National Wildlife Federation in 2016 make significant changes to the Company’s Colstrip operations and those changes were reviewed by the Company and the plant operator in the second quarter of 2015 and the third quarter of 2016.

PSE had previously recognized a legal obligation in 2003 under EPA rules to dispose of coal ash material at Colstrip. Due to the updated Colstrip information, additional disposal costs were added to the ARO.
On September 6, 2016, PSE entered into two new agreements requiring the Company to close the Colstrip 1 and 2 plants on or before July 1, 2022 and to incur additional costs, such as, monitoring, water treatment, forced evaporation and post-closure care for all Colstrip Units. As a result, in 2016 the Company adjusted the Colstrip ARO ending liability to increase by $82.7 million for Colstrip Units 1thru 4.
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
For the three months ended March 31, 2017, the Company reviewed the estimated remediation costs at Colstrip and reduced the Colstrip ARO liability by $20.9 million for Colstrip Units 1thru 4.

The following table describes the changes to the Company’s ARO for the three months ended March 31, 2017:

Puget Sound Energy
(Dollars in Thousands)	Changes in ARO
Balance at December 31, 2016	$200,345
New asset retirement obligation recognized in the period	—
Liability adjustments	—
Revisions in estimated cash flows	(20,918)
Accretion expense	1,396
Balance at March 31, 2017	$180,823

(8)	Commitment and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. Based on a second amended complaint filed in August 2014, the plaintiffs' lawsuit alleged violations of permitting requirements under the New Source Review/Prevention of Significant Deterioration program of the Clean Air Act arising from projects (plaintiffs initially claimed seventy-three projects, but this was reduced to two projects before trial in May 2016) undertaken at Colstrip during the time period from 2001 to 2012. On July 12, 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court on September 6, 2016. As part of the settlement that was signed by all Colstrip owners, PSE agreed, along with Talen Energy (the owner of the other 50% interest in Colstrip Units 1 and 2), to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana by no later than July 1, 2022. PSE expects that the Washington Commission will allow full recovery in rates of the net book value (NBV) at retirement and related decommissioning costs consistent with prior precedents. As a result, PSE reclassified $176.8 million from a utility plant asset to a regulatory asset, which represents the expected NBV at retirement of Colstrip Units 1 and 2, based on the expected shutdown date of July 1, 2022 as of December 31, 2016. Due to a re-estimate of Colstrip Units 1 and 2 ARO costs, the regulatory asset account was reduced to $173.0 million as of March 31, 2017. Colstrip Units 3 and 4, which are newer and more efficient, are not affected by the settlement, and allegations in the lawsuit against Colstrip Units 3 and 4 were dismissed as part of the settlement. While PSE has estimated the ARO for Colstrip Units 1 and 2, the full scope of decommissioning activities and costs may vary from the estimates that are available at this time.

Greenwood
On March 9, 2016, a natural gas explosion occurred in the Greenwood neighborhood of Seattle, WA, damaging multiple structures. The Washington Commission Staff completed its investigation of the incident and filed a complaint September 20, 2016, seeking up to $3.2 million in fines from PSE. As of September 30, 2016, PSE had accrued $3.2 million for the fine. On March 28, 2017, Pipeline safety regulators and PSE reached a settlement in response to the complaint. As part of the agreement, PSE agrees to pay a penalty of $2.8 million, of which $1.3 million will be suspended on condition that PSE completes a comprehensive inspection and remediation program. The non-suspended amount of $1.5 million must be paid within 10 business days after the effective date of the order approving the agreement. The settlement will be presented to the Washington Commission during a scheduled hearing on May 15, 2017, after which, the Washington Commission can choose to accept, reject, or modify the agreement. Additionally, PSE has accrued $1.8 million to a liability reserve account for related property damage claims.

Other Commitments and Contingencies
The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company has recorded reserves of $0.5 million and $0.7 million relating to these claims as of March 31, 2017 and December 31, 2016, respectively.
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, during the three months ended March 31, 2017, the Company has entered into new power supply and service contracts with estimated payment obligations totaling $705.0 million through 2028.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2016. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the U.S. Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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

•
Weather conditions, including the impact of temperature on customer load; the impact of extreme weather events on budgeted maintenance costs; meteorological conditions such as snow-pack, stream-flow and wind-speed which affect power generation, supply and price;

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

Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended March 31, 2017 is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2017 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Utilities and Transportation Commission (Washington Commission). The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Accordingly, the Company will need to seek rate relief on a regular and frequent basis in the future. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment is not reasonable or prudent, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.

General Rate Case Filing
On January 13, 2017, PSE filed its general rate case (GRC) with the Washington Commission which proposed a weighted cost of capital of 7.74%, or 6.69% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.8%. The requested combined electric tariff changes was a net increase of $86.3 million, or 4.1%, annually. The requested combined natural gas tariff changes was a net decrease of $22.3 million, or 2.4%, annually. The filing was subsequently suspended, which means that the final rates granted in the proceeding will go into effect no later than December 13, 2017. PSE filed a supplemental filing in the GRC on April 3, 2017 which among other things provided updates to power costs. The requested combined electric tariff changes based on the updated supplemental filing would result in an net increase of $68.3 million, or 3.2%, annually. The requested combined natural gas tariff changes based on the updated supplemental filing would result in an net decrease of $29.3 million, or 3.2%, annually.
PSE’s GRC filing included the required plan for Colstrip Units 1 and 2 closures, see Item 3, "Legal Proceedings" in the Company's Annual Report on the Form 10-K for the year ended December 31, 2016. Additionally, PSE’s filing contains requests for two new mechanisms to address regulatory lag. PSE has requested procedures for an Expedited Rate Filing that can be used to update PSE’s delivery revenues on an expedited basis following a GRC proceeding. PSE also requested approval to establish an electric cost recovery mechanism (CRM) similar to its existing natural gas CRM which would allow PSE to obtain accelerated cost recovery on specified electric reliability projects.

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms are expected to mitigate the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs from most residential, commercial and industrial customers to mitigate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues will be recovered on a per customer basis regardless of actual consumption levels. The energy supply costs, which are part of the power cost adjustment (PCA) and purchased gas adjustment (PGA) mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption. PSE will recover or refund the difference between allowed decoupling revenue and the corresponding actual revenue to affected customers over a 12-month period beginning in May following the calendar year end. The decoupling mechanism will end on December 31, 2017 unless the continuation of the requested mechanism is approved in PSE's 2017 GRC which PSE filed on January 13, 2017. Decoupling over and under collections resulting from the decoupling mechanism will still be collectible or refundable after December 31, 2017, even if the decoupling mechanism is not extended.
On April 28, 2017, the Washington Commission approved PSE's request to change rates under its electric and natural gas decoupling mechanism, effective May 1, 2017. The overall changes represent a rate increase for electric customers of $41.9 million, or 2.0%, annually, and a rate increase for natural gas customers of $22.4 million, or 2.4%, annually. In addition, PSE exceeded the earnings test threshold for both its electric and natural gas business in 2016. As a result, PSE filed with the Washington Commission the following reduction in electric decoupling deferral and revenue of $11.9 million and reduction in natural gas decoupling deferral and revenue of $2.2 million. This was included as a reduction to the electric and natural gas rate increases noted above. As noted earlier, the Company is also limited to a 3.0% annual decoupling related cap on increases in total revenue.  This limitation was triggered for the natural gas residential rate class. The resulting amount of deferral that was not included in the 2017 rate increase is $47.4 million for natural gas revenue that was accrued through December 31, 2016. The amount not recovered in 2017 may be included in customer rates beginning in May 2018, subject to subsequent application of the earnings test and the 3.0% cap on decoupling related rate increases.
Due to the 3.0% cap on annual decoupling increases noted above and the growing size of decoupling deferrals, PSE performed an analysis as of December 31, 2016 to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of December 31, 2016.  The analysis indicated $19.6 million and $1.3 million of natural gas and electric decoupling revenue, respectively, will not be collected within 24 months. Therefore, PSE did not recognize this portion of decoupling revenue. However, as of March 31, 2017 it was determined to be collectible within 24 months and the entire amount of $20.9 million has been recognized.

Other Proceedings
Microsoft
On October 7, 2016, PSE filed a tariff to provide open access service to a narrow set of qualifying customers. Subsequent to that tariff filing, parties to the case reached an all-party settlement that would convert the tariff to a special contract only allowing retail access for the loads of the Microsoft Corporation currently being served under PSE’s electric Schedule 40. The special contract includes the following conditions: (i) Microsoft exceed Washington State’s current renewable portfolio standards, (ii) the remainder of their power be carbon free, (iii) there be no reduction in their funding of PSE’s conservation programs, (iv) an exit fee be paid that will be a straight pass through to customers and (v) Microsoft fund enhanced low-income support. A definitive agreement among the parties, the special contract and supportive testimony were filed with the Washington Commission on April 11, 2017 with hearings scheduled on May 3, 2017. An order regarding this filing is expected from the Washington Commission later this summer.

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

On August 7, 2015, the Washington Commission issued an order approving the settlement proposing changes to the PCA mechanism. The settlement agreement took effect January 1, 2017 and applies the following scale:

Annual Power Cost Variability	Company's Share		Customers’ Share
Over or Under Collection	Over	Under	Over	Under
Over or Under Collected by up to $17 million	100%	100%	—%	—%
Over or Under Collected by between $17 million - $40 million	35	50	65	50
Over or Under Collected beyond $40 + million	10	10	90	90

The settlement also resulted in the following changes to the PCA mechanism:

•	Reduction to the cumulative deferral trigger for surcharge or refund from $30.0 million to $20.0 million;

•
Removal of fixed production costs from the PCA mechanism and placing them in the decoupling mechanism, assuming the decoupling mechanism continues after its review in the 2017 GRC. If decoupling was not to continue, those fixed production costs would be treated the same as other non-PCA costs unless permission to treat them in another manner is obtained from the Washington Commission. These fixed production costs include: (i) return and depreciation/amortization on fixed production assets and regulatory assets and liabilities; (ii) return, depreciation, transmission expense and revenues on specific transmission assets; and (iii) hydroelectric, other production and other power related expenses and O&M costs;

•	Suspension of the requirement that a GRC must be filed within three months after rates are approved in a Power Cost Only Rate Case (PCORC);

•	Agreement, for a five-year period, that PSE will not file a GRC or PCORC within six months of the date rates go into effect for a PCORC filing; and

•	Establishment of a five-year moratorium on changes to the PCA.

On September 30, 2016, PSE filed an accounting petition with the Washington Commission which requests deferral of the variances, either positive or negative, between the fixed costs previously recovered in the PCA and the revenue received to cover the allowed fixed costs.  The deferral period requested is January 1, 2017 through December 31, 2017 when rates go into effect from PSE's 2017 GRC.  On November 10, 2016, the Washington Commission issued Order No. 01 approving PSE’s accounting petition.
PSE had a PCA receivable for the three months ended March 31, 2017, due to under recovering $10.0 million of power costs of which no amounts were apportioned to customers.  This compares to a PCA payable of $11.8 million for the three months ended

March 31, 2016 of which no amounts were apportioned to customers. The PCA mechanism changed as of January 1, 2017.  The fixed costs and other costs and adjustments are no longer included.  The mechanism is now comparing variable PCA costs using the variable costs portion of the baseline rate.  The fixed costs will become part of the decoupling mechanism, assuming the decoupling mechanism continues after its review in the 2017 GRC, but until then the fixed costs are being deferred in a separate entry using the fixed cost portion of the baseline rate.  Load increased in 2017 compared to 2016 but that was offset by a decrease in the total baseline rate and an increase in costs.

Electric Conservation Rider
On April 28, 2017, the Washington Commission approved PSE's request to change rates under its electric conservation rider mechanism, effective May 1, 2017. The rate filing requests recovery of estimated program year expenditures as well as a true up for actual costs and collections for the conservation program for the prior period which would result in a rate increase for electric customers of $16.5 million, or 0.7%, annually.

Electric Property Tax Tracker Mechanism
On April 28, 2017, the Washington Commission approved PSE's request to change rates under its electric property tax tracker mechanism, effective May 1, 2017.  The approved filing incorporates the effects of an increase to property taxes paid as well as true-ups to the rate from the prior year which would result in a rate decrease for electric customers of $0.9 million, or 0.04%, annually.

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

Power Cost Update Compliance Filing
On September 30, 2016, PSE filed with the Washington Commission an update to power costs under Schedule 95, which was consistent with the Washington Commission's Order No. 04 in the 2014 PCORC, and required under the joint petition filed March 9, 2016, seeking to postpone the filing of PSE’s GRC. The filing requested a reduction in Schedule 95 rates of $37.3 million or an overall rate decrease of 1.7% annually. A corresponding reduction in the PCA Mechanism Baseline Rate used to track the PCA imbalance for sharing was also requested in this filing. PSE’s rate filing became effective on December 1, 2016 by operation of law.

Natural Gas Rates
Natural Gas Conservation Rider
On April 28, 2017, the Washington Commission approved PSE's annual filing request to change rates under its natural gas conservation rider mechanism, effective May 1, 2017. The rate filing requests recovery of estimated program year expenditures as well as a true up for actual costs and collections for the conservation program for the prior period which would result in a rate decrease for natural gas customers of $1.0 million, or 0.1%, annually.

Natural Gas Property Tax Tracker Mechanism
On April 28, 2017, the Washington Commission approved PSE's annual filing request to change rates under its natural gas property tax tracker mechanism, effective May 1, 2017, which would result in a rate decrease for natural gas customers of $1.1 million, or 0.1%, annually.

Cost Recovery Mechanism
On October 27, 2016, the Washington Commission approved PSE's CRM natural gas tariff filing with an effective date of November 1, 2016. The purpose of this filing is to recover capital costs related to enhancing the safety of the natural gas distribution system.  The impact to the CRM rates is an annual revenue increase of $5.6 million, or 0.6%, annually.

Purchased Gas Adjustment
On October 27, 2016, the Washington Commission approved PSE's PGA natural gas tariff filing with an effective date of November 1, 2016, which reflects changes in wholesale gas and pipeline transportation costs and changes in deferral amortization rates. The impact to the PGA rates is an annual revenue decrease of $4.1 million, or 0.4%, annually with no impact on net operating income.

For additional information, see Note 6, "Regulation and Rates" to the consolidated financial statements included in Item 1 of this report.

Other Factors and Trends
Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. PSE's credit facilities mature in 2019 and Puget Energy's senior secured credit facility matures in 2018. For additional information, see discussion on credit facilities in Part 1, Item 2, “Puget Sound Energy - Credit Facilities” and "Puget Energy - Credit Facility".

Regulatory Compliance Costs and Expenditures
PSE's operations are subject to extensive federal, state and local laws and regulations. These regulations cover electric system reliability, natural gas pipeline system safety and energy market transparency, among other areas. Environmental laws and regulations related to air and water quality, including climate change and endangered species protection, waste handling and disposal (including generation by-products such as coal ash), remediation of contamination and siting new facilities also impact the Company's operations. PSE must spend a significant amount of resources to fulfill requirements set by regulatory agencies, many of which have greatly expanded mandates on measures including resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement and fees.
Compliance with these or other future regulations, such as those pertaining to climate change, could require significant capital expenditures by PSE and may adversely affect PSE's financial position, results of operations, cash flows and liquidity.

Other Challenges and Strategies
Competition
PSE’s electric and natural gas utility retail customers generally do not have the ability to choose their electric or natural gas supplier; and therefore, PSE’s business has historically been recognized as a natural monopoly. However, PSE faces competition from public utility districts and municipalities that want to establish their own municipal-owned utility, as a result of which PSE may lose a number of customers. Further, PSE faces increasing competition for sales to its retail customers.  Alternative methods of electric energy generation, including solar and other self-generation methods, compete with PSE for sales to existing electric retail customers.  In addition, PSE’s natural gas customers may elect to use heating oil, propane or other fuels instead of using and purchasing natural gas from PSE.

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

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory. The following table displays the details of PSE's electric margin changes:

Electric Margin	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016	Change
Electric operating revenue:
Residential sales	$384,823	$344,832	$39,991
Commercial sales	238,332	231,725	6,607
Industrial sales	29,737	29,702	35
Other retail sales	4,894	5,334	(440)
Total retail sales	657,786	611,593	46,193
Transportation sales	3,063	2,843	220
Sales to other utilities and marketers	8,708	6,809	1,899
Decoupling revenue	(12,777)	18,694	(31,471)
Other decoupling revenue[1]	(3,016)	(7,202)	4,186
Other	15,220	(2,546)	17,766
Total electric operating revenues[2]	668,984	630,191	38,793
Minus electric energy costs:
Purchased electricity[2]	179,582	142,897	36,685
Electric generation fuel[2]	51,310	54,193	(2,883)
Residential exchange[2]	(23,447)	(20,140)	(3,307)
Total electric energy costs	207,445	176,950	30,495
Electric margin[3]	$461,539	$453,241	$8,298

Electric Energy Sales, MWh
Residential sales	3,476,408	3,112,832	363,576
Commercial sales	2,383,596	2,287,178	96,418
Industrial sales	308,080	307,091	989
Other retail sales	23,499	24,733	(1,234)
Total energy sales to customers	6,191,583	5,731,834	459,749
___________________

[1]	Includes amortization of prior year collection/refund, adjustments related to excess rate of return, and adjustments related to amounts that will not be collected within 24 months.

[2]	As reported on PSE’s Consolidated Statement of Income.

[3]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Three Months Ended March 31, 2017 compared to 2016
Electric Operating Revenue
Electric operating revenues increased $38.8 million primarily due to higher retail sales of $46.2 million, other operating revenues of $17.8 million and other decoupling adjustments of $4.2 million; partially offset by decreases in decoupling revenue of $31.5 million.   These items are discussed in detail below.

•
Electric retail sales increased $46.2 million primarily due to a $49.8 million increase in retail electricity usage of 459,749 Megawatt Hour (MWhs) partially offset by a decrease in rates of $3.4 million.

•
Decoupling revenue decreased $31.5 million due to the fact that allowed decoupled revenues in 2016 were in excess of actual customer billings while allowed decoupled revenues in 2017 were less than actual customer billings. This resulted in a $12.8 million reduction in revenues in 2017 as compared to the $18.7 million of additional revenues recognized in 2016.

•
Other decoupling revenue increased $4.2 million due to adjustments associated with rate of return (ROR) excess earnings mechanism of $6.7 million and the 24-month revenue reserve $1.3 million.  These adjustments were offset by an increase in cash collections of $3.8 million in 2017 as compared to the prior period.

•
Other electric operating revenue increased $17.8 million primarily due to an increase in net non-core gas sales of $14.1 million and a PTC deferral of $5.2 million in 2016 as compared to no PTC deferral in 2017.

Electric Energy Costs

•
Purchased electricity expense increased $36.7 million primarily due to an increase of $13.8 million of secondary purchases, a $10.1 million increase primarily related to firm purchases from Transalta Centralia and an $8.3 million increase in the exchange with Pacific Gas & Electric Company for an additional 144MWh compared to the prior year. These increases were due to additional load requirements and lower costs to buy on the open market than generate power.

•
Electric generation fuel expense decreased $2.9 million primarily due to a $5.6 million decrease in financial losses on natural gas fuel in 2017 as compared to 2016. This was offset by an increase in fuel costs. The volume of fuel burned decreased by 2.4 million Dth in 2017 compared to 2016 but the price of natural gas was on average $.79/Dth higher in 2017 contributing to a $1.1 million increase in the combustion turbine burn amount.

•
Residential exchange credits increased $3.3 million resulting from higher Residential Exchange Program (REP) credits associated with the BPA REP settlement. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income. The Northwest Power Act, through the REP, provides access to the benefits of low-cost federal power for residential and small farm customers of regional utilities, including PSE.  The program is administered by the BPA.  Pursuant to agreements (including settlement agreements) between the BPA and PSE, the BPA has provided payments of REP benefits to PSE, which PSE has passed through to its residential and small farm customers in the form of electricity bill credits.

Natural Gas Margin
Natural gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE's service territory. The following table displays the details of PSE's natural gas margin:

Natural Gas Margin	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016	Change
Natural gas operating revenue:
Residential sales	$281,881	$217,732	$64,149
Commercial sales	102,730	81,148	21,582
Industrial sales	7,587	6,764	823
Total retail sales	392,198	305,644	86,554
Transportation sales	5,547	5,093	454
Decoupling revenue	(6,246)	20,051	(26,297)
Other decoupling revenue[1]	5,408	(10,364)	15,772
Other	3,158	2,984	174
Total natural gas operating revenues[2]	400,065	323,408	76,657
Minus purchased natural gas energy costs[2]	152,801	123,103	29,698
Natural gas margin[3]	$247,264	$200,305	$46,959

Natural Gas Volumes, therms (thousands):
Residential	271,649	214,024	57,625
Commercial firm	110,450	86,080	24,370
Industrial firm	9,156	7,996	1,160
Interruptible	14,417	15,794	(1,377)
Total retail natural gas volumes, therms	405,672	323,894	81,778
Transportation volumes	62,788	62,086	702
Total natural gas volumes	468,460	385,980	82,480
_______________

[1]	Includes amortization of prior year collection/refund, adjustments related to excess rate of return, and adjustments related to amounts that will not be collected within 24 months.

[2]	As reported on PSE’s Consolidated Statement of Income.

[3]	Natural gas margin does not include any allocation for amortization/depreciation expense or natural gas operations and maintenance expense.

Three Months Ended March 31, 2017 compared to 2016
Natural Gas Operating Revenue
Natural gas operating revenue increased $76.7 million primarily due to an increase of $86.6 million in total retail sales due to an increase of natural gas usage and an increase in other decoupling revenue of $15.8 million; partially offset by a $26.3 million reduction in decoupling revenue. These items are discussed in detail below.

•	Natural gas retail sales revenue increased $86.6 million primarily due to an increase of $79.7 million from an increase of 81,778 therms sold and an increase of $5.5 million due to rate adjustments.

•
Decoupling revenue decreased $26.3 million due to the fact that allowed decoupled revenues in 2016 were in excess of actual customer billings while allowed decoupled revenues in 2017 were less than actual customer billings. This resulted in a $6.2 million reduction in revenues in 2017 as compared to the $20.0 million of additional revenues recognized in 2016.

•
Other decoupling adjustments increased $15.8 million due to adjustments associated with the 24-month revenue reserve of $19.6 million and ROR excess earnings mechanism of $6.4 million.  These adjustments were offset by an increase in cash collections of $10.2 million in 2017 as compared to the prior period.

Natural Gas Energy Costs
Purchased natural gas expense increased $29.7 million primarily due to an increase in load.

Other Operating Expenses and Other Income (Deductions)
The following table displays the details of PSE's operating expenses and other income (deductions) for the three months ended March 31, 2017 and 2016:

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016	Change
Operating expenses:
Net unrealized (gain) loss on derivative instruments	$19,288	$(16,822)	$36,110
Utility operations and maintenance	152,030	145,990	6,040
Non-utility expense and other	8,491	9,033	(542)
Depreciation and amortization	115,253	107,515	7,738
Conservation amortization	34,761	33,211	1,550
Taxes other than income taxes	118,732	102,292	16,440
Other income (deductions):
Other income	5,959	5,975	(16)
Other expense	(1,215)	(1,340)	125
Interest expense	(58,285)	(58,417)	132
Income tax expense	71,798	71,138	660

Three Months Ended March 31, 2017 compared to 2016
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments decreased $36.1 million to a loss of $19.3 million. The net loss for the three months ended March 31, 2017 was comprised of a loss of $16.1 million related to natural gas for power derivative instruments and a $3.2 million loss related to electricity derivative instruments.  This compares to a gain of $11.3 million related to electricity derivative instruments and a gain of $5.5 million related to natural gas for power derivative instruments, respectively, during the three months ended March 31, 2016.  The overall loss was primarily due to a decrease in the gain from settlements and a decrease in the year-to-date change of natural gas and wholesale electricity forward prices from March 31, 2016 to March 31, 2017. If the market price is less than book price for purchases it results in a loss. The majority of the Company's hedging portfolio is made up of purchase transactions.

•
Utility operations and maintenance expense increased $6.0 million, which was primarily due to the following: increases in administrative and general operations and maintenance expense of $9.1 million primarily due to rents, employee pension and benefits, and injuries and damages, partially offset by a decrease in electric distribution expense of $4.0 million from distribution operations supervision and engineering expense and meter expense.

•
Depreciation and amortization expense increased $7.7 million primarily due to $4.0 million of depreciation expense due to net additions of $181.7 million of natural gas distribution assets and an increase in asset retirement costs and $3.1 million of amortization expense related to an increase of computer software assets.

•
Taxes other than income taxes increased $16.4 million primarily due to an increase of $6.5 million in property taxes due to increased revenue and load, an increase in municipal taxes of $5.6 million due to increased revenue and an increase in state excise taxes of $5.0 million.

Puget Energy
Primarily, all operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three months ended March 31, 2017 and 2016 are as follows:

Benefit/(Expense)	Three Months Ended March 31,
(Dollars in Thousands)	2017	2016	Change
PSE net income	$143,092	$156,505	$(13,413)
Non-utility expense and other	3,295	3,400	(105)
Non-hedged interest rate swap (expense)	28	(855)	883
Interest expense[1]	(28,120)	(28,037)	(83)
Income tax benefit (expense)	9,255	10,173	(918)
Puget Energy net income (loss)	$127,550	$141,186	$(13,636)
_______________

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on short-term debt.

Three Months Ended March 31, 2017 compared to 2016
Summary Results of Operation
Puget Energy’s net income decreased by $13.6 million, which is primarily due to PSE's decrease in net income of $13.4 million. No additional factors significantly impacted Puget Energy's net income.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, during the three months ended March 31, 2017, the Company has entered into two new power supply and service contracts with estimated payment obligations totaling $705.0 million through 2028.

The following are the Company's aggregate availability under commercial commitments as of March 31, 2017:

Puget Sound Energy and Puget Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2017	2018-2019	2020-2021	Thereafter
PSE working capital facility[1]	$650,000	$—	$650,000	$—	$—
PSE energy hedging facility[1]	350,000	—	350,000	—	—
Inter-company short-term debt[2]	30,000	—	—	—	30,000
Total PSE commercial commitments	$1,030,000	$—	$1,000,000	$—	$30,000
Puget Energy revolving credit facility[3]	800,000	—	800,000	—	—
Less: Inter-company short-term debt elimination[2]	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,800,000	$—	$1,800,000	$—	$—
_______________

[1]	For more information, see "Financing Program - Puget Sound Energy - Credit Facilities - in the Management's Discussion and Analysis section".

[2]	For more information, see "Financing Program - Puget Sound Energy - Demand Promissory Note - in the Management's Discussion and Analysis section".

[3]	For more information, see "Financing Program - Puget Energy - Credit Facility - in the Management's Discussion and Analysis section".

Off-Balance Sheet Arrangements
As of March 31, 2017, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $179.6 million for the three months ended March 31, 2017.  Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Millions)	2017	2016	Change
Net income	$143,092	$156,505	$(13,413)
Non cash items[1]	231,586	191,721	39,865
Changes in cash flow resulting from working capital[2]	65,739	43,305	22,434
Regulatory assets and liabilities	(1,380)	(49,152)	47,772
Other noncurrent assets and liabilities	(16,371)	(3,673)	(12,698)
Net cash provided by operating activities	$422,666	$338,706	$83,960
_______________

[1]	Non cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments and AFUDC-equity.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, purchased gas adjustments, accounts payable and accrued expenses.

Three Months Ended March 31, 2017 compared to 2016

Cash generated from operations increased by $84.0 million, including a decrease of $13.4 million in net income. The following are significant factors that impacted PSE's cash flows from operations:

•
Cash flow resulting from non-cash items increased $39.9 million primarily due to changes in net unrealized loss on derivative instruments of $36.1 million. The overall loss was primarily due to a decrease in the gain from settlements and a decrease in the year-to-date change of natural gas and wholesale electricity forward prices from March 31, 2016 to March 31, 2017.

•	Cash flow resulting from working capital increased $22.4 million primarily due to changes in fuel and natural gas inventory and prepayments.

•	Cash flow resulting from regulatory assets and liabilities increased $47.8 million primarily due to changes in power cost adjustments and purchased gas adjustments.

•	Cash flow resulting from other noncurrent assets and liabilities decreased $12.7 million primarily due to changes in long-term deferred credits and pension funding.

Puget Energy	Three Months Ended March 31,
(Dollars in Millions)	2017	2016	Change
Net income	$127,550	$141,186	$(13,636)
Non cash items[1]	222,190	180,847	41,343
Changes in cash flow resulting from working capital[2]	71,777	42,047	29,730
Regulatory assets and liabilities	(1,380)	(49,152)	47,772
Other noncurrent assets and liabilities	8,064	(4,820)	12,884
Net cash provided by operating activities	$428,201	$310,108	$118,093
_______________

[1]	Non cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments and AFUDC-equity.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, purchased gas adjustments, accounts payable and accrued expenses.

Three Months Ended March 31, 2017 compared to 2016

Cash generated from operations for the three months ended March 31, 2017 increased by $118.1 million compared to the same period in 2016.  The net difference was primarily impacted by the increase from cash flow provided by the operating activities of PSE, as previously discussed. The remaining variance is explained below:

•	Cash flow resulting from working capital increased $7.3 million primarily due to a larger change in accounts receivable.

•	Cash flow resulting from other noncurrent assets and liabilities increased $25.6 million primarily due to accounts receivable reimbursed by Puget LNG.

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
The credit agreements are syndicated among numerous lenders and contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreements also contain a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of March 31, 2017, PSE was in compliance with all applicable covenant ratios.
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

As of March 31, 2017, no amounts were drawn and outstanding under PSE's $650.0 million liquidity facility. No letters of credit were outstanding under either facility, and $15.0 million was outstanding under the commercial paper program. Outside of the credit agreements, PSE had a $3.5 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE's outstanding commercial paper or PSE's senior unsecured revolving credit facility. Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of March 31, 2017, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at March 31, 2017, PSE could issue:

•
Approximately $2.5 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $4.1 billion of electric bondable property available for issuance, subject to a minimum interest coverage ratio of 2.0 times net earnings available for interest (as defined in the electric utility mortgage) which PSE exceeded at March 31, 2017; and

•
Approximately $478.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $796.7 million of natural gas bondable property available for issuance, subject to a minimum combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage) both of which PSE exceeded at March 31, 2017.

At March 31, 2017, PSE had approximately $6.9 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On November 21, 2016, PSE filed a shelf registration statement under which it may issue, as of the date of this report, up to $800.0 million aggregate principal amount of senior notes secured by first mortgage bonds. The shelf registration will expire in November 2019.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At March 31, 2017, approximately $659.8 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 50.2% at March 31, 2017 and the EBITDA to interest expense was 5.2 to 1.0 for the twelve months ended March 31, 2017.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Puget Energy
Credit Facility
At March 31, 2017, Puget Energy maintained an $800.0 million revolving senior secured credit facility, which matures April 2018. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of March 31, 2017, there was $23.1 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%. For additional information, see Note 6, "Regulation and Rates" to the consolidated financial statements included in Part 1 of this report.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of March 31, 2017, Puget Energy was in compliance with all applicable covenants.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.5 to 1.0 for the twelve months ended March 31, 2017
At March 31, 2017, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements in Part I of this report.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. Based on a second amended complaint filed in August 2014, the plaintiffs' lawsuit alleged violations of permitting requirements under the New Source Review/Prevention of Significant Deterioration program of the Clean Air Act arising from projects (plaintiffs initially claimed seventy-three projects, but this was reduced to two projects before trial in May 2016) undertaken at Colstrip during the time period from 2001 to 2012. On July 12, 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court on September 6, 2016. As part of the settlement that was signed by all Colstrip owners, PSE agreed, along with Talen Energy (the owner of the other 50% interest in Colstrip Units 1 and 2), to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana by no later than July 1, 2022. PSE expects that the Washington Commission will allow full recovery in rates of the net book value (NBV) at retirement and related decommissioning costs consistent with prior precedents. As a result, PSE reclassified $176.8 million from a utility plant asset to a regulatory asset, which represents the expected NBV at retirement of Colstrip Units 1 and 2, based on the expected shutdown date of July 1, 2022. as of December 31, 2016. Due to a re-estimate of Colstrip Units 1 and 2 asset retirement and environmental obligation costs (ARO), the regulatory asset account was reduced to $173.0 million as of March 31, 2017. Colstrip Units 3 and 4, which are newer and more efficient, are not affected by the settlement, and allegations in the lawsuit against Colstrip Units 3 and 4 were dismissed as part of the settlement. While PSE has estimated the ARO for Colstrip Units 1 and 2, the full scope of decommissioning activities and costs may vary from the estimates that are available at this time.

Greenwood
On March 9, 2016, a natural gas explosion occurred in the Greenwood neighborhood of Seattle, WA, damaging multiple structures. The Washington Commission Staff completed its investigation of the incident and filed a complaint September 20, 2016, seeking up to $3.2 million in fines from PSE. As of September 30, 2016, PSE had accrued $3.2 million for the fine. On March 28, 2017, Pipeline safety regulators and PSE reached a settlement in response to the complaint. As part of the agreement,

PSE agrees to pay a penalty of $2.8 million, of which $1.3 million will be suspended on condition that PSE completes a comprehensive inspection and remediation program. The non-suspended amount of $1.5 million must be paid within 10 business days after the effective date of the order approving the agreement. The settlement will be presented to the Washington Commission during a scheduled hearing on May 15, 2017, after which, the Washington Commission can choose to accept, reject, or modify the agreement. Additionally, PSE has accrued $1.8 million to a liability reserve account for related property damage claims.

Regional Haze Rule
On June 15, 2005, the Environmental Protection Agency (EPA) issued the Clean Air Visibility rule to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide, particulate matter and nitrogen oxide controls for large units.  The final Federal Implementation Plan for Montana (FIP) for Regional Haze was issued in September 2012. There are no immediate requirements for Units 3 and 4, but Units 1 and 2 will need to upgrade pollution controls to meet new sulfur dioxide and nitrogen oxide limits. The Sierra Club filed an appeal of the FIP with the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) on November 15, 2012 and Talen Energy also filed an appeal as the Colstrip operator.
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

Coal Combustion Residuals
On April 17, 2015, the EPA published a final rule, effective October 19, 2015, that regulates Coal Combustion Residuals (CCR's) under the RCRA, Subtitle D. The EPA issued another rule, effective October 4, 2016, extending certain compliance deadlines under the CCR rule. The CCR rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash containment structures by establishing technical design, operation and maintenance, closure and post closure care requirements for CCR landfills and surface impoundments, and corrective action requirements for any related leakage. The rule also sets forth recordkeeping and reporting requirements, including posting specific information related to CCR surface impoundments and landfills to publicly-accessible websites.
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

Clean Air Act 111(d)/EPA Clean Power Plan
In June 2014, the EPA issued a proposed Clean Power Plan (CPP) rule under Section 111(d) of the Clean Air Act designed to regulate GHG emissions from existing power plants. The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals. PSE filed comments on this rule in December 2014. The EPA published a final rule on October 23, 2015. The rule is being challenged by other states and parties, and the Supreme Court granted a stay of the rule on February 9, 2016 until the litigation is resolved. On March 31, 2017, the EPA Administrator Scott Pruitt signed a notice of withdrawal of the proposed CPP federal plan and model trading rules. PSE is still reviewing the impact of this development. However, Washington has moved forward with its own Clean Air Rule. The potential impacts of the Washington Clean Air Rule are described, below.

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

Puget LNG, LLC
In August 2015, PSE filed a proposal with the Washington Commission to develop a LNG facility at the Port of Tacoma. The Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and will provide LNG as fuel to transportation customers, particularly in the marine market. Following a mediation process and the filing of a settlement stipulation by PSE and all parties, the Washington Commission issued an order on October 31, 2016 that allowed PSE’s parent company, Puget Energy, to create a wholly-owned subsidiary, named Puget LNG, LLC (Puget LNG).  Puget LNG, which was formed on November 29, 2016, will have the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility. Puget LNG has entered into one fuel supply agreement with a maritime customer and is marketing the facility’s expected output to other potential customers.
Currently under construction, the Tacoma LNG facility is expected to be operational in 2019. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43% of the capital and operating costs. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, counterparty credit risk, as well as interest rate risk. PSE maintains risk policies and procedures to help manage the various risks. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
In January 2017, the Company implemented a financial systems modernization project designed to improve the financial processes, tools and methods used throughout our business. The new/updated systems were used in preparing financial information for the three months ended March 31, 2017. Management monitored developments related to the financial systems modernization project, including working with the project team to ensure control impacts were identified and documented, in order to assist management in evaluating impacts to internal control. System integration and user acceptance testing were conducted to aid management in its evaluations. Post-implementation reviews of the system implementation and impacted business processes were being conducted to enable management to evaluate the design and effectiveness of internal controls during 2017.

PART II                    OTHER INFORMATION

Item 1.     Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of March 31, 2017.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8 - "Commitment and Contingencies" in the Combined Notes to Consolidated Financial Statements in Part I.

Item 1A.     Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A - "Risk Factors" of the Company's Annual Report on Form 10-K for the period ended December 31, 2016.

Item 6.     Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Matthew R. Marcelia
Matthew R. Marcelia Controller and Principal Accounting Officer
Date:	May 3, 2017

EXHIBIT INDEX

3(i).1	Amended Articles of Incorporation of Puget Energy (incorporated herein by reference to Exhibit 3.1 to Puget Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-16305).
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

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2012 through 2016 and 12 months ended March 31, 2017).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2012 through 2016 and 12 months ended March 31, 2017).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2017 filed on May 3, 2017 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

__________________

*	Filed herewith.