Form 10-Q
period 2017-09-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2017-11-03
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

DEFINITIONS

ARO	Asset Retirement and Environmental Obligations
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EIM	Energy Imbalance Market
ERF	Expedited Rate Filing
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GRC	General Rate Case
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
Puget LNG	Puget Liquid Natural Gas
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
Washington Commission	Washington Utilities and Transportation Commission
WSPP	WSPP, Inc.

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenue:
Electric	$537,543	$495,321	$1,736,335	$1,622,664
Natural gas	111,516	114,458	691,685	601,309
Other	11,318	8,499	29,356	25,170
Total operating revenue	660,377	618,278	2,457,376	2,249,143
Operating expenses:
Energy costs:
Purchased electricity	115,881	94,849	425,263	356,296
Electric generation fuel	66,584	70,503	152,057	165,627
Residential exchange	(14,246)	(15,577)	(52,814)	(49,093)
Purchased natural gas	32,224	34,041	248,208	205,418
Unrealized (gain) loss on derivative instruments, net	(23)	6,327	23,098	(57,218)
Utility operations and maintenance	141,003	138,265	438,622	422,273
Non-utility expense and other	7,319	4,708	18,658	15,520
Depreciation and amortization	120,829	110,022	355,538	328,809
Conservation amortization	25,395	21,800	85,847	77,551
Taxes other than income taxes	66,367	65,268	262,099	235,431
Total operating expenses	561,333	530,206	1,956,576	1,700,614
Operating income (loss)	99,044	88,072	500,800	548,529
Other income (expense):
Other income	7,151	6,130	19,375	19,187
Other expense	(2,878)	(5,025)	(6,134)	(8,488)
Non-hedged interest rate swap (expense) income	—	563	28	(651)
Interest charges:
AFUDC	3,123	2,702	7,853	7,663
Interest expense	(88,780)	(89,297)	(265,771)	(266,786)
Income (loss) before income taxes	17,660	3,145	256,151	299,454
Income tax (benefit) expense	4,824	810	80,489	91,380
Net income (loss)	$12,836	$2,335	$175,662	$208,074

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$12,836	$2,335	$175,662	$208,074
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $(143), $(16), $216 and $(216), respectively	(266)	(29)	400	(400)
Other comprehensive income (loss)	(266)	(29)	400	(400)
Comprehensive income (loss)	$12,570	$2,306	$176,062	$207,674

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) ASSETS

	September 30, 2017	December 31, 2016
Utility plant (at original cost, including construction work in progress of $598,790 and $420,278, respectively):
Electric plant	$7,918,877	$7,673,772
Natural gas plant	3,253,977	3,051,586
Common plant	738,409	594,994
Less: Accumulated depreciation and amortization	(2,409,508)	(2,161,796)
Net utility plant	9,501,755	9,158,556
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	166,996	106,418
Total other property and investments	1,823,509	1,762,931
Current assets:
Cash and cash equivalents	6,768	28,878
Restricted cash	9,302	12,418
Accounts receivable, net of allowance for doubtful accounts of $6,088 and $9,798, respectively	232,699	329,375
Unbilled revenue	126,252	234,053
Purchased gas adjustment receivable	—	2,785
Materials and supplies, at average cost	108,814	106,378
Fuel and natural gas inventory, at average cost	60,645	58,181
Unrealized gain on derivative instruments	16,605	54,341
Prepaid expense and other	35,655	43,046
Power contract acquisition adjustment gain	15,932	33,413
Total current assets	612,672	902,868
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	71,566	72,038
Power cost adjustment mechanism	4,540	4,531
Regulatory assets related to power contracts	19,998	22,613
Other regulatory assets	1,014,796	1,034,348
Unrealized gain on derivative instruments	2,877	8,738
Power contract acquisition adjustment gain	163,588	241,648
Other	65,138	58,109
Total other long-term and regulatory assets	1,342,503	1,442,025
Total assets	$13,280,439	$13,266,380

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) CAPITALIZATION AND LIABILITIES

	September 30, 2017	December 31, 2016
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	571,588	413,468
Accumulated other comprehensive income (loss), net of tax	(33,312)	(33,712)
Total common shareholder’s equity	3,847,233	3,688,713
Long-term debt:
First mortgage bonds and senior notes	3,164,412	3,362,000
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Long-term debt	1,883,064	1,812,480
Debt discount, issuance costs and other	(224,336)	(234,679)
Total long-term debt	5,235,000	5,351,661
Total capitalization	9,082,233	9,040,374
Current liabilities:
Accounts payable	296,659	317,043
Short-term debt	139,000	245,763
Current maturities of long-term debt	200,000	2,412
Purchased gas adjustment payable	5,784	—
Accrued expenses:
Taxes	81,354	111,428
Salaries and wages	41,121	49,749
Interest	79,213	73,610
Unrealized loss on derivative instruments	49,820	44,310
Power contract acquisition adjustment loss	2,850	3,159
Other	81,486	71,996
Total current liabilities	977,287	919,470
Other long-term and regulatory liabilities:
Deferred income taxes	1,652,573	1,570,931
Unrealized loss on derivative instruments	15,578	16,261
Regulatory liabilities	611,899	654,622
Regulatory liabilities related to power contracts	179,519	275,061
Power contract acquisition adjustment loss	17,148	19,454
Other deferred credits	744,202	770,207
Total other long-term and regulatory liabilities	3,220,919	3,306,536
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$13,280,439	$13,266,380

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$175,662	$208,074
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	355,538	328,809
Conservation amortization	85,847	77,551
Deferred income taxes and tax credits, net	81,899	90,828
Net unrealized (gain) loss on derivative instruments	22,957	(60,785)
AFUDC – equity	(11,266)	(10,769)
Funding of pension liability	(18,000)	(24,000)
Regulatory assets and liabilities	(83,370)	(138,096)
Other long-term assets and liabilities	8,275	30,766
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	204,477	175,627
Materials and supplies	(2,436)	(28,448)
Fuel and natural gas inventory	(2,789)	(3,222)
Prepayments and other	7,391	(29,352)
Purchased gas adjustment	8,569	(10,743)
Accounts payable	(31,027)	(22,874)
Taxes payable	(30,074)	(36,411)
Other	(2,983)	23,391
Net cash provided by (used in) operating activities	768,670	570,346
Investing activities:
Construction expenditures – excluding equity AFUDC	(761,968)	(507,703)
Restricted cash	3,116	(1,391)
Other	5,796	(1,781)
Net cash provided by (used in) investing activities	(753,056)	(510,875)
Financing activities:
Change in short-term debt, net	(106,763)	12,996
Dividends paid	(17,543)	(111,592)
Proceeds from long-term debt and bonds issued	70,583	—
Other	15,999	13,479
Net cash provided by (used in) financing activities	(37,724)	(85,117)
Net increase (decrease) in cash and cash equivalents	(22,110)	(25,646)
Cash and cash equivalents at beginning of period	28,878	42,494
Cash and cash equivalents at end of period	$6,768	$16,848
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$239,566	$241,351
Cash payments (refunds) for income taxes	1,649	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$87,456	$58,278

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenue:
Electric	$537,543	$495,321	$1,736,335	$1,622,664
Natural gas	111,516	114,458	691,685	601,309
Other	11,318	8,815	29,356	25,487
Total operating revenue	660,377	618,594	2,457,376	2,249,460
Operating expenses:
Energy costs:
Purchased electricity	115,881	94,849	425,263	356,296
Electric generation fuel	66,584	70,503	152,057	165,627
Residential exchange	(14,246)	(15,577)	(52,814)	(49,093)
Purchased natural gas	32,224	34,041	248,208	205,418
Unrealized (gain) loss on derivative instruments, net	(23)	6,327	23,098	(57,218)
Utility operations and maintenance	141,003	138,265	438,622	422,273
Non-utility expense and other	9,994	8,620	27,857	26,474
Depreciation and amortization	120,829	110,022	355,538	328,809
Conservation amortization	25,395	21,800	85,847	77,551
Taxes other than income taxes	66,367	65,268	262,099	235,431
Total operating expenses	564,008	534,118	1,965,775	1,711,568
Operating income (loss)	96,369	84,476	491,601	537,892
Other income (expense):
Other income	6,778	6,131	18,861	19,184
Other expense	(2,878)	(5,025)	(6,134)	(8,488)
Interest charges:
AFUDC	3,123	2,702	7,853	7,663
Interest expense	(59,868)	(60,914)	(180,320)	(182,336)
Income (loss) before income taxes	43,524	27,370	331,861	373,915
Income tax (benefit) expense	14,424	8,393	109,015	117,533
Net income (loss)	$29,100	$18,977	$222,846	$256,382

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$29,100	$18,977	$222,846	$256,382
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $939, $1,422, $3,813 and $3,942, respectively	1,744	2,642	7,083	7,322
Amortization of treasury interest rate swaps to earnings, net of tax of $43, $43, $128 and $128, respectively	79	79	237	237
Other comprehensive income (loss)	1,823	2,721	7,320	7,559
Comprehensive income (loss)	$30,923	$21,698	$230,166	$263,941

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2017	December 31, 2016
Utility plant (at original cost, including construction work in progress of $598,790 and $420,278, respectively):
Electric plant	$10,036,204	$9,813,169
Natural gas plant	3,838,533	3,640,271
Common plant	776,116	632,718
Less: Accumulated depreciation and amortization	(5,149,098)	(4,927,602)
Net utility plant	9,501,755	9,158,556
Other property and investments:
Other property and investments	78,332	77,960
Total other property and investments	78,332	77,960
Current assets:
Cash and cash equivalents	5,939	28,481
Restricted cash	9,302	12,418
Accounts receivable, net of allowance for doubtful accounts of $6,088 and $9,798, respectively	237,091	344,964
Unbilled revenue	126,252	234,053
Purchased gas adjustment receivable	—	2,785
Materials and supplies, at average cost	108,814	106,378
Fuel and natural gas inventory, at average cost	59,640	56,851
Unrealized gain on derivative instruments	16,605	54,341
Prepaid expense and other	35,655	43,046
Total current assets	599,298	883,317
Other long-term and regulatory assets:
Regulatory asset for deferred income taxes	71,057	71,517
Power cost adjustment mechanism	4,540	4,531
Other regulatory assets	1,014,804	1,034,352
Unrealized gain on derivative instruments	2,877	8,738
Other	65,138	58,109
Total other long-term and regulatory assets	1,158,416	1,177,247
Total assets	$11,337,801	$11,297,080

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2017	December 31, 2016
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,275,105	3,275,105
Retained earnings	486,095	359,795
Accumulated other comprehensive income (loss), net of tax	(138,191)	(145,511)
Total common shareholder’s equity	3,623,868	3,490,248
Long-term debt:
First mortgage bonds and senior notes	3,164,412	3,362,000
Pollution control bonds	161,860	161,860
Junior subordinated notes	250,000	250,000
Debt discount, issuance costs and other	(27,043)	(28,974)
Total long-term debt	3,549,229	3,744,886
Total capitalization	7,173,097	7,235,134
Current liabilities:
Accounts payable	296,659	317,043
Short-term debt	139,000	245,763
Current maturities of long-term debt	200,000	2,412
Purchased gas adjustment payable	5,784	—
Accrued expenses:
Taxes	81,354	111,428
Salaries and wages	41,121	49,749
Interest	56,254	48,087
Unrealized loss on derivative instruments	49,820	44,170
Other	81,486	71,996
Total current liabilities	951,478	890,648
Other long-term and regulatory liabilities:
Deferred income taxes	1,844,886	1,732,390
Unrealized loss on derivative instruments	15,578	16,261
Regulatory liabilities	610,902	653,296
Other deferred credits	741,860	769,351
Total other long-term and regulatory liabilities	3,213,226	3,171,298
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$11,337,801	$11,297,080

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$222,846	$256,382
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	355,538	328,809
Conservation amortization	85,847	77,551
Deferred income taxes and tax credits, net	109,015	116,982
Net unrealized (gain) loss on derivative instruments	23,098	(57,218)
AFUDC – equity	(11,266)	(10,769)
Funding of pension liability	(18,000)	(24,000)
Regulatory assets and liabilities	(83,370)	(138,096)
Other long-term assets and liabilities	(15,734)	34,128
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	215,674	175,733
Materials and supplies	(2,436)	(28,448)
Fuel and natural gas inventory	(2,789)	(3,222)
Prepayments and other	7,391	(29,352)
Purchased gas adjustment	8,569	(10,743)
Accounts payable	(31,027)	(22,874)
Taxes payable	(30,074)	(36,411)
Other	(857)	22,035
Net cash provided by (used in) operating activities	832,425	650,487
Investing activities:
Construction expenditures – excluding equity AFUDC	(677,004)	(507,703)
Restricted cash	3,116	(1,391)
Other	6,233	2,519
Net cash provided by (used in) investing activities	(667,655)	(506,575)
Financing activities:
Change in short-term debt, net	(106,763)	12,996
Dividends paid	(96,546)	(195,865)
Other	15,997	13,510
Net cash provided by (used in) financing activities	(187,312)	(169,359)
Net increase (decrease) in cash and cash equivalents	(22,542)	(25,447)
Cash and cash equivalents at beginning of period	28,481	41,856
Cash and cash equivalents at end of period	$5,939	$16,409
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$160,426	$162,091
Cash payments (refunds) for income taxes	3,058	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$87,456	$58,278

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy is an energy services holding company that owns Puget Sound Energy (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region. Puget Energy also has a wholly-owned non-regulated subsidiary, named Puget LNG, LLC (Puget LNG). Puget LNG was formed on November 29, 2016, and has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility, currently under construction. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. As of September 30, 2017, Puget LNG has incurred $86.5 million in construction work in progress and operating costs related to Puget LNG’s portion of the Tacoma LNG facility.
In 2009, Puget Holdings, LLC (Puget Holdings), owned by a consortium of long-term infrastructure investors, completed its merger with Puget Energy (the merger).  As a result of the merger, all of Puget Energy’s common stock is indirectly owned by Puget Holdings.  The acquisition of Puget Energy was accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805), as of the date of the merger.  ASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the merger date.
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiaries.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiary.  Puget Energy and PSE are collectively referred to herein as “the Company.”  The consolidated financial statements are presented after elimination of all significant intercompany items and transactions.  PSE’s consolidated financial statements continue to be accounted for on a historical basis and do not include any ASC 805 purchase accounting adjustments.  The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Tacoma LNG Facility
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
For Puget Energy, $86.4 million in construction work in progress related to Puget LNG’s portion of the Tacoma LNG facility is reported in the “Other property and investments” financial statement line item. For PSE, construction work in progress of $76.3 million related to PSE’s portion of the Tacoma LNG facility is reported in the “Utility plant - Natural gas plant” line item, as PSE is a regulated entity.

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

The Company will adopt ASU 2014-09 during the first quarter of fiscal year 2018 by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings, effective January 1, 2018. In preparation for adoption of the standard, the Company has evaluated key accounting assessments related to the standard. As of the date of this report, the Company has not identified material differences in revenue recognition between current GAAP and ASU 2014-09 and as a result, the Company has not identified material cumulative adjustments necessary. The Company's primary revenue sources are from rate-regulated sales of electricity and natural gas to retail customers where revenue is recognized over time as delivered. The Company will include a change in the presentation of alternative revenue program revenue of the Company's consolidated statement of income as well as expanded disclosure around the disaggregation of revenue.

Lease Accounting
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The FASB issued this ASU to increase transparency and comparability among organizations by recognizing right-of-use (ROU) lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The income statement recognition is similar to existing lease accounting and is based on lease classification. Under the new guidance, lessor accounting is largely unchanged.
This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier adoption is permitted for all entities upon issuance. Reporting entities must apply a modified retrospective approach for the adoption of the new standard.  The Company will adopt ASU 2016-02 during the first quarter of fiscal year 2019 and expects the adoption of the standard will result in recognition of right-of-use assets and liabilities that have not previously been recorded, which will have a material impact on the consolidated balance sheets. The Company is considering whether the new guidance will affect the accounting for purchase power agreements, easements and rights–of–way, utility pole attachments, and other utility industry–related arrangements.

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
This update is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities upon issuance. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company will adopt ASU 2016-15 during the first quarter of fiscal year 2018 and is in the process of evaluating the impact this standard will have on its consolidated statement of cash flows.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt ASU 2016-18 during the first quarter of fiscal year 2018 retrospectively to all periods presented and does not anticipate the new guidance will have a material impact on the consolidated statement of cash flows.

Definition of a Business
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business". This ASU clarifies the definition of a business by providing a screen test to determine when a set of acquired assets is not a business. The test requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of acquired assets is not a business. This test reduces the number of transactions that need to be further evaluated. This ASU affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.

This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company will adopt ASU 2017-01 during the first quarter of fiscal year 2018 and do not expect any impacts on the consolidated financial statements.

Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The amendments require that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The line item used in the income statement to present the other components of net benefit cost must be disclosed. Additionally, the service cost component of net benefit cost is the only eligible cost for capitalization.
This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company will adopt ASU 2017-07 during the first quarter of fiscal year 2018. For the periods presented in the income statement, the Company’s non-service components for the nine months ended September 30, 2017, was a credit of $13.8 million for Puget Energy and $3.5 million for PSE.  The non-service cost components are in an income position and will be presented in the other income section, upon adoption.

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
The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program and its credit facilities to meet short-term funding needs. The Company may enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts. As of September 30, 2017, the Company did not have any outstanding interest rate swap instruments.

The following table presents the volumes, fair values and locations of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	At September 30, 2017			At December 31, 2016
(Dollars in Thousands)	Volumes	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Interest rate swap derivatives[3]	$—	$—	$—	$450 million	$—	$141
Electric portfolio derivatives	*	11,656	39,622	*	36,460	41,329
Natural gas derivatives (MMBtus)[4]	305.3 million	7,826	25,776	336.4 million	26,619	19,101
Total derivative contracts	**	$19,482	$65,398	**	$63,079	$60,571
Current	**	$16,605	$49,820	**	$54,341	$44,310
Long-term	**	2,877	15,578	**	8,738	16,261
Total derivative contracts	**	$19,482	$65,398	**	$63,079	$60,571
_______________

[1]	Balance sheet locations: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet locations: Current and Long-term Unrealized loss on derivative instruments.

[3]	Interest rate swap contracts are only held at Puget Energy, and matured January 2017.

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

*
Electric portfolio derivatives consist of electric generation fuel of 165.0 million One Million British Thermal Units (MMBtu) and purchased electricity of 2.6 million Megawatt Hours (MWhs) at September 30, 2017, and 186.8 million MMBtus and 3.6 million MWhs at December 31, 2016.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At September 30, 2017
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$19,482	$—	$19,482	$(12,961)	$—	$6,521
Liabilities:
Energy derivative contracts	65,398	—	65,398	(12,961)	(739)	51,698

Puget Energy and Puget Sound Energy
	At December 31, 2016
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$63,079	$—	$63,079	$(42,858)	$—	$20,221
Liabilities:
Energy derivative contracts	60,430	—	60,430	(42,858)	—	17,572
Interest rate swaps[2]	141	—	141	—	—	141
_______________

[1]	All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

[2]	Interest rate swap contracts are only held at Puget Energy, and matured January 2017.

The following table presents the effect and locations of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Location	2017	2016	2017	2016
Interest rate contracts[1]:
	Non-hedged interest rate swap (expense) income	$—	$563	$28	$(651)
	Interest expense	—	(349)	—	(349)
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	903	(8,873)	(20,979)	41,957
Realized	Electric generation fuel	(6,753)	(3,194)	(14,773)	(36,204)
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(880)	2,546	(2,119)	15,261
Realized	Purchased electricity	(4,356)	(1,282)	(14,434)	(16,077)
Total gain (loss) recognized in income on derivatives		$(11,086)	$(10,589)	$(52,277)	$3,937
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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2017, approximately 98.5% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, was with counterparties that are rated at least investment grade by rating agencies and 1.5% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. As of September 30, 2017, the Company was in a net liability position with the majority of its counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. In March 2017, PSE began transacting power futures contracts on the Intercontinental Exchange (ICE) platform. Execution of these contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of September 30, 2017, PSE had cash posted as collateral of $1.4 million related to contracts executed on this platform. As additional contracts are executed on this exchange, the amount of collateral to be posted will increase, subject to PSE’s established limit. PSE also has a $1.0 million letter of credit posted as collateral as a condition of transacting on a physical energy exchange and clearing house in Canada. PSE did not trigger any collateral requirements with any of its counterparties during the nine months ended September 30, 2017 nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.

The table below presents the fair value of the overall contractual contingent liability positions for the Company's derivative activity at September 30, 2017:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30, 2017			At December 31, 2016
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$6,113	$—	$6,113	$4,894	$—	$4,894
Requested credit for adequate assurance	27,214	—	—	7,427	—	—
Forward value of contract[3]	739	1,384	—	507	—	—
Total	$34,066	$1,384	$6,113	$12,828	$—	$4,894
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(4)	Fair Value Measurements

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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments totaling $49.4 million and $49.1 million at September 30, 2017 and December 31, 2016, respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At September 30, 2017		At December 31, 2016
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$246,232	$250,000	$210,261
Long-term debt (fixed-rate), net of discount[1]	2	5,101,936	6,439,413	5,091,593	6,337,287
Long-term debt (variable-rate)	2	83,064	83,064	12,480	12,480
Total liabilities		$5,435,000	$6,768,709	$5,354,073	$6,560,028

Puget Sound Energy		At September 30, 2017		At December 31, 2016
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$250,000	$246,232	$250,000	$210,261
Long-term debt (fixed-rate), net of discount[2]	2	3,499,229	4,465,126	3,497,298	4,360,783
Total liabilities		$3,749,229	$4,711,358	$3,747,298	$4,571,044
_______________

[1]	The carrying value includes debt issuances costs of $29.1 million and $33.0 million for September 30, 2017 and December 31, 2016, respectively, which are not included in fair value.

[2]	The carrying value includes debt issuances costs of $25.3 million and $27.2 million for September 30, 2017 and December 31, 2016, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At September 30, 2017			At December 31, 2016
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$7,106	$4,550	$11,656	$30,666	$5,794	$36,460
Natural gas derivative instruments	3,794	4,032	7,826	23,316	3,303	26,619
Total assets	$10,900	$8,582	$19,482	$53,982	$9,097	$63,079
Liabilities:
Interest rate derivative instruments[1]	$—	$—	$—	$141	$—	$141
Electric derivative instruments	36,482	3,140	39,622	36,507	4,822	41,329
Natural gas derivative instruments	23,998	1,778	25,776	16,423	2,678	19,101
Total liabilities	$60,480	$4,918	$65,398	$53,071	$7,500	$60,571
_______________

[1]	Interest rate derivative instruments are only held at Puget Energy, and matured January 2017.

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
(Dollars in Thousands)	2017			2016
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$643	$1,456	$2,099	$(3,062)	$(484)	$(3,546)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	2,458	—	2,458	574	—	574
Included in regulatory assets / liabilities	—	2,133	2,133	—	(212)	(212)
Settlements	(1,783)	(1,301)	(3,084)	93	84	177
Transferred into Level 3	(1,668)	—	(1,668)	(727)	—	(727)
Transferred out of Level 3	1,760	(34)	1,726	2,532	(331)	2,201
Balance at end of period	$1,410	$2,254	$3,664	$(590)	$(943)	$(1,533)
______________

[1]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $0.9 million for the three months ended September 30, 2017 and 2016.

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2017			2016
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$972	$625	$1,597	$(7,345)	$(2,383)	$(9,728)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	3,503	—	3,503	3,228	—	3,228
Included in regulatory assets / liabilities	—	5,715	5,715	—	2,869	2,869
Settlements	(5,622)	(4,605)	(10,227)	(461)	(1,731)	(2,192)
Transferred into Level 3	523	(553)	(30)	(2,807)	—	(2,807)
Transferred out of Level 3	2,034	1,072	3,106	6,795	302	7,097
Balance at end of period	$1,410	$2,254	$3,664	$(590)	$(943)	$(1,533)
______________

[1]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $1.9 million and $4.0 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of September 30, 2017:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$4,550	$3,140	Discounted cash flow	Power prices (per MWh)	$8.54	$28.98	$17.99
Natural gas	$4,032	$1,778	Discounted cash flow	Natural gas prices (per MMBtu)	$0.38	$3.09	$2.75
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2016:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$5,794	$4,822	Discounted cash flow	Power prices (per MWh)	$11.86	$33.52	$27.61
Natural gas	$3,303	$2,678	Discounted cash flow	Natural gas prices (per MMBtu)	$2.00	$3.24	$2.42
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At September 30, 2017 and December 31, 2016, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $1.7 million and $0.2 million, respectively.

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
As of September 30, 2017, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets. The Wells Hydro contract was determined to be impaired due to a decrease in forward prices for this contract of 3.5% from June 30, 2017, causing an impairment of $1.0 million. As of March 31, 2017, due to significant decreases in forward power prices of 14.1% for years 2017-2022, and 24.4% for years 2023-2035 from December 31, 2016, impairments totaling $80.3 million were recorded to the Company's intangible asset contracts.

The following table presents the impairments recorded to the Company's intangible asset contracts, with corresponding reductions to the regulatory liability:

Puget Energy
(Dollars in Thousands)
Valuation Date	Contract Name	Carrying Value	Fair Value	Write Down
September 30, 2017	Wells Hydro	$10,621	$9,609	$1,012

March 31, 2017	Wells Hydro	$14,879	$13,067	$1,812
	Rocky Reach	235,331	159,818	75,513
	Priest Rapids RP	5,665	2,657	3,008
Total year-to-date impairments				$81,345

The valuations were measured using a discounted cash flow, income-based valuation methodology. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates classified as Level 3 within the fair value hierarchy. A less significant input is the discount rate reflective of PSE's cost of capital used in the valuation.
The following table presents the significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value:

Puget Energy
Valuation Date	Unobservable Input	Low	High	Average
September 30, 2017
Wells Hydro	Power prices (per MWh)	$14.06	$26.86	$22.24
	Power contract costs per quarter (in thousands)	4,126	4,126	4,126

March 31, 2017
Wells Hydro	Power prices (per MWh)	$8.76	$26.70	$20.86
	Power contract costs per quarter (in thousands)	3,965	4,223	4,051
Rocky Reach	Power prices (per MWh)	$8.53	$48.21	$27.69
	Power contract costs per quarter (in thousands)	5,827	6,780	6,150
Priest Rapids RP	Power prices (per MWh)	$13.70	$29.38	$23.14
	Power contract costs per year (in thousands)	620	4,022	2,306

(5)	Retirement Benefits

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
Puget Energy records purchase accounting adjustments associated with the re-measurement of the retirement plans.

The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$5,020	$4,976	$228	$271	$18	$21
Interest cost	7,093	7,064	571	581	125	88
Expected return on plan assets	(11,945)	(11,589)	—	—	(115)	(112)
Amortization of prior service cost	(495)	(495)	11	11	—	—
Amortization of net loss (gain)	—	—	269	228	(101)	(233)
Net periodic benefit cost	$(327)	$(44)	$1,079	$1,091	$(73)	$(236)

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$15,060	$14,185	$685	$814	$54	$70
Interest cost	21,279	21,516	1,714	1,744	375	399
Expected return on plan assets	(35,837)	(34,964)	—	—	(346)	(334)
Amortization of prior service cost	(1,485)	(1,485)	33	32	—	—
Amortization of net loss (gain)	—	—	807	683	(302)	(289)
Net periodic benefit cost	$(983)	$(748)	$3,239	$3,273	$(219)	$(154)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Three Months Ended September 30,
(Dollars in Thousands)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$5,020	$4,976	$228	$271	$18	$21
Interest cost	7,093	7,064	571	581	125	88
Expected return on plan assets	(11,965)	(11,638)	—	—	(115)	(112)
Amortization of prior service cost	(393)	(393)	11	11	—	—
Amortization of net loss (gain)	3,262	3,963	392	333	(160)	(295)
Net periodic benefit cost	$3,017	$3,972	$1,202	$1,196	$(132)	$(298)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$15,060	$14,185	$685	$814	$54	$70
Interest cost	21,279	21,516	1,714	1,744	375	399
Expected return on plan assets	(35,896)	(35,110)	—	—	(346)	(334)
Amortization of prior service cost	(1,180)	(1,180)	33	33	—	—
Amortization of net loss (gain)	9,786	11,443	1,175	997	(480)	(474)
Net periodic benefit cost	$9,049	$10,854	$3,607	$3,588	$(397)	$(339)

The following table summarizes the Company’s change in benefit obligation for the periods ended September 30, 2017 and December 31, 2016:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
(Dollars in Thousands)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Change in benefit obligation:
Benefit obligation at beginning of period	$652,607	$643,088	$51,734	$51,279	$11,194	$13,946
Service cost	15,060	18,913	685	1,085	54	93
Interest cost	21,279	28,689	1,714	2,325	375	533
Actuarial loss (gain)	(253)	1,545	—	106	373	(2,262)
Benefits paid	(31,344)	(38,730)	(1,428)	(3,061)	(857)	(1,264)
Medicare part D subsidy received	—	—	—	—	100	148
Administrative Expense	—	(898)	—	—	—	—
Benefit obligation at end of period	$657,349	$652,607	$52,705	$51,734	$11,239	$11,194

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2017 are expected to be at least $18.0 million, $1.9 million and $0.3 million, respectively. During the three months ended September 30, 2017, the Company made no contributions to fund the qualified pension plan, as the aggregate funding for the year has already been reached for the year ending December 31, 2017. During the three months ended September 30, 2017, the Company contributed $0.5 million and $0.1 million to fund the SERP and other postretirement plan, respectively. During the nine months ended September 30, 2017, the Company contributed $18.0 million, $1.4 million and $0.2 million to fund the qualified pension plan, SERP and other postretirement plan, respectively.

(6) Regulation and Rates

2013 Expedited Rate Filing, Decoupling and Centralia Decision
On June 25, 2013, the Washington Commission issued final orders resolving the amended decoupling petition, the expedited rate filing (ERF) and the Petition for Reconsideration (related to the TransAlta Centralia power purchase agreement). Order No.7 in the ERF/decoupling proceeding approved PSE's ERF filing with a small change to its cost of capital to 7.77% which updated long-term debt costs and a capital structure that included 48.0% common equity with a return on equity (ROE) of 9.8%. This order also approved the property tax tracker discussed below and approved the amended decoupling and rate plan filing with the further condition that PSE and the customers will share 50.0% each in earnings in excess of the 7.77% authorized rate of return. In addition, the K-Factor (rate plan) increase allowed decoupling revenue per customer for the recovery of delivery system costs to subsequently increase by 3.0% for the electric customers and 2.2% for the natural gas customers on January 1 of each year, until the conclusion of PSE's next general rate case (GRC) which was filed January 13, 2017, as discussed below. In the rate plan, increases are subject to a cap of 3.0% of the total revenue for customers.

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
PSE’s GRC filing included the required plan for Colstrip Units 1 and 2 closures, see Item 3, "Legal Proceedings" in the Company's Annual Report on the Form 10-K for the year ended December 31, 2016. The filing also requested that electric energy supply fixed costs be included in PSE’s decoupling mechanism. Additionally, PSE’s filing contains requests for two new mechanisms to address regulatory lag. PSE has requested procedures for an ERF that can be used to update PSE’s delivery revenues on an expedited basis following a GRC proceeding. PSE also requested approval to establish an electric cost recovery mechanism (CRM), similar to its existing natural gas CRM, which would allow PSE to obtain accelerated cost recovery on specified electric reliability projects.
On September 15, 2017, ten of the eleven parties, including PSE, filed a settlement agreement with the Washington Commission. The settlement agreement, if accepted by the Washington Commission, would resolve all but four of the contested issues between the settling parties. The settlement agreement provides for a weighted cost of capital of 7.6% or 6.55% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.5%. The settlement also recommends a combined electric tariff change that would result in a net increase of $20.2 million, or 0.9% and a combined natural gas tariff change that would result in a net decrease of $35.5 million, or 3.8%. The contested issues are PSE’s proposed electric CRM, the majority of decoupling issues, certain portions of electric rate spread/rate design issues and the entire natural gas rate spread/rate design-related issues. Hearings were held on August 30, 2017 regarding the contested issues and on September 29, 2017 regarding the multi-party settlement.

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms are expected to mitigate the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs from most residential, commercial and industrial customers to mitigate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues will be recovered on a per customer basis regardless of actual consumption levels. Currently, PSE's energy supply costs, which are part of the PCA and PGA mechanisms, are not included in the decoupling mechanism. PSE has requested that the electric energy supply fixed costs be included in the decoupling mechanism in its pending GRC as is discussed above.
Under the current mechanism, the revenue recorded under the decoupling mechanisms is affected by customer growth and not actual consumption. One opposing party in PSE’s pending GRC is advocating that PSE's decoupling mechanism be changed so that the revenue per customer PSE is allowed to recover under the mechanism is set at the number of customers which exist in a given test year rather than to provide for the change in customers after the test year which PSE's existing decoupling mechanism currently allows. Other parties have advocated for certain customer groups to be excluded from the decoupling mechanisms. PSE will recover or refund the difference between allowed decoupling revenue and the corresponding actual revenue to affected customers over a 12-month period beginning in May following the calendar year end. The decoupling mechanism will end on December 31, 2017, unless the requested continuation of the mechanism is approved in PSE's 2017 GRC. PSE's decoupling mechanism over and under collections will still be collectible or refundable after December 31, 2017, even if the decoupling mechanism is not extended.

The Washington Commission approved the following PSE requests to change rates under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
May 1, 2017	2.0%	$41.9
May 1, 2016	1.0	20.8
Natural Gas:
May 1, 2017	2.4%	$22.4
May 1, 2016	2.8	25.4
_______________

[1]
The increase in revenue is net of reductions from excess earnings of $11.9 million for electric and $2.2 million for natural gas in 2017, and $11.9 million for electric and $5.5 million for natural gas in 2016.

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

Electric Regulation and Rates
Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable catastrophic/extraordinary losses and provided that costs in excess of $8.0 million annually may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for a system average interruption duration index. For the nine months ended September 30, 2017 and 2016, PSE incurred $21.1 million and $15.6 million, respectively, in storm-related electric transmission and distribution system restoration costs, of which $12.4 million was deferred to a regulatory asset in 2017 and $6.5 million in 2016.

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

For the nine months ended September 30, 2017, PSE under recovered its power costs by $8.9 million of which no amount was apportioned to customers.  This compares to an over recovery of power costs of $1.4 million for the nine months ended September 30, 2016 of which no amounts were apportioned to customers. Although load increased in 2017 compared to 2016 that increase was offset by a decrease in the total baseline rate and an increase in costs. Additionally, the year over year change was due to the 2017 mechanism where fixed production costs, other costs and adjustments are no longer included.  The mechanism is now comparing variable PCA costs using the variable costs portion of the baseline rate.  The fixed costs will become part of the decoupling mechanism, assuming the decoupling mechanism continues after its review in the GRC, but until then the revenue variance associated with the fixed production costs are being deferred using the fixed cost portion of the baseline rate.

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
The following table sets forth the federal incentive tracker tariff revenue requirement proposed, as originally filed, by PSE and/or approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates from prior year	Total credit to be passed back to eligible customers (Dollars in Millions)
January 1, 2018, proposed	0.2%	$(48.2)
January 1, 2017	0.3	(51.7)
January 1, 2016	(0.2)	(57.3)

Residential Exchange Benefit
The residential exchange program passes through the residential exchange program benefits that PSE will be receiving from the Bonneville Power Administration (BPA) between October 1, 2017 and September 30, 2019.  Rates change bi-annually on October 1.

The following table sets forth residential exchange benefit adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Total credit to be passed back to eligible customers (Dollars in Millions)
October 1, 2017	(0.6)%	$(80.8)
October 1, 2015	2.4	(76.4)

Power Cost Update Compliance Filing
The power cost update compliance filing is an update to a limited-scope proceeding to periodically reset power cost rates.  In addition to providing the opportunity to reset all power costs, the PCORC proceeding also provides for timely review of new resource acquisition costs and inclusion of such costs in rates at the time the new resource goes into service.  To achieve this objective, the Washington Commission has used an expedited six-month PCORC decision timeline rather than the statutory 11-month timeline for a GRC. On September 30, 2016, PSE filed with the Washington Commission an update to power costs under Schedule 95, which was consistent with the Washington Commission’s Order No. 04 in the 2014 PCORC, and required under the joint petition filed March 9, 2016, seeking to postpone the filing of PSE’s GRC.
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
The following table sets forth CRM rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2017	0.5%	$4.9
November 1, 2016	0.6	5.6

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
The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective date:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2017	(3.3)%	$(30.8)
November 1, 2016	(0.4)	(4.1)

(7)	Asset Retirement Obligations

The Company has recorded liabilities for steam generation sites, combustion turbine generation sites, wind generation sites, distribution and transmission poles, and natural gas mains where disposal is governed by ASC 410 “Asset Retirement and Environmental Obligations" (ARO).
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
For the nine months ended September 30, 2017 the Company reviewed the estimated remediation costs at Colstrip and reduced the Colstrip ARO liability by $5.5 million for Colstrip Units 1 and 2 and $12.7 million for Colstrip Units 3 and 4. In addition, the Company recorded a new Tacoma LNG facility ARO liability of $1.5 million for PSE and $1.4 million for Puget LNG in September 2017.
The following table describes the changes to the Company’s ARO for the nine months ended September 30, 2017:

Puget Energy and Puget Sound Energy

(Dollars in Thousands)	Changes in ARO
Balance at December 31, 2016	$200,345
New asset retirement obligation recognized in the period[1]	2,881
Liability adjustments	(1,035)
Revisions in estimated cash flows	(18,462)
Accretion expense	4,126
Balance at September 30, 2017	$187,855
_______________

[1]	New asset retirement obligations include $1.4 million ARO for Puget LNG only held at Puget Energy.

(8)	Commitment and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. On July 12, 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court on September 6, 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and Talen Energy, agreed to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana by no later than July 1, 2022. PSE expects that the Washington Commission will allow full recovery in rates of the net book value (NBV) at retirement and related decommissioning costs consistent with prior precedents. As a result, PSE reclassified $176.8 million from a utility plant asset to a regulatory asset, which represents the expected NBV at retirement of Colstrip Units 1 and 2, based on the expected shutdown date of July 1, 2022 as of December 31, 2016. Due to a re-estimate of Colstrip Units 1 and 2 ARO costs, the regulatory asset account was reduced to $175.0 million as of September 30, 2017. Colstrip Units 3 and 4, which are newer and more efficient, are not affected by the settlement, and allegations in the lawsuit against Colstrip Units 3 and 4 were dismissed as part of the settlement. While PSE has estimated the ARO for Colstrip Units 1 and 2, the full scope of decommissioning activities and costs may vary from the estimates that are available at this time.

Greenwood
On March 9, 2016, a natural gas explosion occurred in the Greenwood neighborhood of Seattle, WA, damaging multiple structures. The Washington Commission Staff completed its investigation of the incident and filed a complaint on September 20, 2016, seeking up to $3.2 million in fines from PSE. As of September 30, 2016, PSE accrued $3.2 million for the fine. On March

28, 2017, pipeline safety regulators and PSE reached a settlement in response to the complaint. As part of the agreement, PSE agreed to pay a penalty of $2.8 million, of which $1.3 million was suspended on condition that PSE complete a comprehensive inspection and remediation program. On June 19, 2017, the Washington Commission approved the settlement without conditions and adopted the reduced penalty of $2.8 million, of which $1.3 million was suspended. On June 30, 2017, PSE paid the $1.5 million penalty it had accrued previously to a liability reserve account for property damage claims. However, litigation is still pending regarding damage and personal injury claims.

Other Commitments and Contingencies
The Company is also involved in litigation relating to claims arising out of its operations in the normal course of business. The Company recorded reserves of $0.6 million and $0.7 million relating to these claims as of September 30, 2017 and December 31, 2016, respectively.
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, during the nine months ended September 30, 2017, the Company entered into new power supply and service contracts with estimated payment obligations totaling $729.5 million through 2028.

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

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG). Puget LNG was formed on November 29, 2016, and has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility, currently under construction. All of Puget Energy's common stock is indirectly owned by Puget Holdings, LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners I, Macquarie Infrastructure Partners II, Macquarie Capital Group Limited, FSS Infrastructure Trust, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation. Puget Energy and PSE are collectively referred to herein as “the Company.”
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

Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended September 30, 2017 is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2017 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Utilities and Transportation Commission (Washington Commission). The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Accordingly, the Company will need to seek rate relief on a regular and frequent basis in the foreseeable future. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost-effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment is not reasonable or prudent, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.

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
PSE’s GRC filing included the required plan for Colstrip Units 1 and 2 closures, see Item 3, "Legal Proceedings" in the Company's Annual Report on the Form 10-K for the year ended December 31, 2016. It also requested that electric energy supply fixed costs be included in PSE’s decoupling mechanism. Additionally, PSE’s filing contains requests for two new mechanisms to address regulatory lag. PSE has requested procedures for an Expedited Rate Filing (ERF) that can be used to update PSE’s delivery revenues on an expedited basis following a GRC proceeding. PSE also requested approval to establish an electric cost recovery mechanism (CRM), similar to its existing natural gas CRM, which would allow PSE to obtain accelerated cost recovery on specified electric reliability projects.
On September 15, 2017, ten of the eleven parties, including PSE, filed a settlement agreement with the Washington Commission. The settlement agreement, if accepted by the Washington Commission, would resolve all but four of the contested issues between the settling parties. The settlement agreement provides for a weighted cost of capital of 7.60% or 6.55% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.5%. The settlement also recommends a combined electric tariff change that would result in a net increase of $20.2 million, or 0.9% and a combined natural gas tariff change that would result in a net decrease of $35.5 million, or 3.8%. The contested issues are PSE’s proposed electric CRM, the majority of decoupling issues, certain portions of electric rate spread/rate design issues and the entire natural gas rate spread/rate design-related issues. Hearings were held on August 30, 2017 regarding the contested issues and on September 29, 2017 regarding the multi-party settlement.

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms are expected to mitigate the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs from most residential, commercial and industrial customers to mitigate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues will be recovered on a per customer basis regardless of actual consumption levels. Currently, PSE's energy supply costs, which are part of the power cost adjustment (PCA) and purchased gas adjustment (PGA) mechanisms, are not included in the decoupling mechanism. PSE has requested that the electric energy supply fixed costs be included in the decoupling mechanism in its pending GRC as is discussed above.
Under the current mechanism, the revenue recorded under the decoupling mechanisms is affected by customer growth and not actual consumption. One opposing Party in PSE’s pending GRC is advocating that PSE’s decoupling mechanism be changed so that the revenue per customer PSE is allowed to recover under the mechanism is set at the number of customers which exist in a given test year rather than to provide for the change in customers after the test year which PSE’s existing decoupling mechanism currently allows. Other parties have advocated for certain customer groups to be excluded from the decoupling mechanisms.
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
On April 28, 2017, the Washington Commission approved PSE's request to change rates under its electric and natural gas decoupling mechanism, effective May 1, 2017. The overall changes represent a rate increase for electric customers of $41.9 million, or 2.0%, annually, and a rate increase for natural gas customers of $22.4 million, or 2.4%, annually. In addition, PSE exceeded the earnings test threshold for both its electric and natural gas business in 2016. As a result, PSE filed with the Washington Commission a reduction in electric decoupling deferral and revenue of $11.9 million and a reduction in natural gas decoupling deferral and revenue of $2.2 million. This was included as a reduction to the electric and natural gas rate increases noted above. As noted earlier, the Company is also limited to a 3.0% annual decoupling related cap on increases in total revenue.  This limitation was triggered for the natural gas residential rate class. The resulting amount of deferral that was not included in the 2017 rate increase is $47.4 million for natural gas revenue that was accrued through December 31, 2016. The amount not recovered in 2017 may be included in customer rates beginning in May 2018, subject to subsequent application of the earnings test and the 3.0% cap on decoupling related rate increases.
Due to the 3.0% cap on annual decoupling increases noted above and the size of decoupling deferral assets on the balance sheet, PSE performed an analysis as of September 30, 2017 to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period.  The analysis indicated all current deferred revenues for electric and natural gas will be collected within 24 months of the annual period; therefore, there were no adjustments to 2017 decoupling revenues other than to record the previously unrecognized decoupling deferrals of $20.8 million.

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

Voluntary Long-Term Renewable Energy
On September 28, 2016, the Washington Commission approved PSE's tariff revision to create an additional voluntary renewable energy product, effective September 30, 2016. This provides customers with energy choices to help them meet their sustainability goals. Incremental costs of the program will be allocated to the voluntary participants of the program as is the case with PSE’s existing Green Power programs. PSE initially offered this service, Green Direct, to larger customers (aggregated annual loads greater than 10,000,000 kWh) and government customers. Approximately 135 MW of new wind generation facilities will be constructed in the region by a developer under contract to PSE which will meet the demand for this voluntary renewable energy product project.

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
For the nine months ended September 30, 2017, PSE under recovered its power costs by $8.9 million of which no amount was apportioned to customers.  This compares to an over recovery of power costs of $1.4 million for the nine months ended September 30, 2016 of which no amounts were apportioned to customers. Although load increased in 2017 compared to 2016 that increase was offset by a decrease in the total baseline rate and an increase in costs. Additionally, the year over year change was due to the 2017 mechanism where fixed production costs, other costs and adjustments are no longer included.  The mechanism is now comparing variable PCA costs using the variable costs portion of the baseline rate.  The fixed costs will become part of the decoupling mechanism, assuming the decoupling mechanism continues after its review in the GRC, but until then the revenue variance associated with the fixed production costs are being deferred using the fixed cost portion of the baseline rate.

Electric Conservation Rider
On April 28, 2017, the Washington Commission approved PSE's request to change rates under its electric conservation rider mechanism, effective May 1, 2017. The rate filing requests recovery of estimated program year expenditures as well as a true-up for actual costs and collections for the conservation program for the prior period which would result in a rate increase for electric customers of $16.5 million, or 0.7%, annually.

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

Federal Incentive Tracker Tariff
On October 31, 2017, PSE filed with the Washington Commission an annual true-up and rate filing to PSE's Federal Incentive Tracker Tariff, with an effective date of January 1, 2018. The proposed true-up filing, as originally filed, resulted in a total credit of $48.2 million to be passed back to eligible customers over the twelve months beginning January 1, 2018. The total credit includes $37.8 million which represents the pass-back of grant amortization and $10.4 million represents the pass through of interest. This filing represents an overall average rate increase of 0.2%, annually.
On December 22, 2016, the Washington Commission approved the annual true-up and rate filing to PSE's Federal Incentive Tracker Tariff, with an effective date of January 1, 2017. The true-up filing resulted in a total credit of $51.7 million to be passed back to eligible customers over the twelve months beginning January 1, 2017.  The total credit includes $38.1 million which represents the pass-back of grant amortization and $13.6 million represents the pass through of interest, in addition to a minor true-up associated with the 2016 rate period.  This filing represents an overall average rate increase of 0.3%, annually.

Residential Exchange Benefit
On September 28, 2017, the Washington Commission approved the rate filing to PSE's Residential Exchange Benefit Tariff, with an effective date of October 1, 2017. The filing resulted in a total credit of $80.8 million to be passed back to eligible customers over the twelve months beginning October 1, 2017.  This filing represents an overall average rate decrease of 0.6%, annually.
On September 24, 2015, the Washington Commission approved the rate filing to PSE's Residential Exchange Benefit Tariff, with an effective date of October 1, 2015. The filing resulted in a total credit of $76.4 million to be passed back to eligible customers over the twelve months beginning October 1, 2015.  This filing represents an overall average rate increase of 2.4%, annually.

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

Natural Gas Rates
Natural Gas Conservation Rider
On April 28, 2017, the Washington Commission approved PSE's annual filing request to change rates under its natural gas conservation rider mechanism, effective May 1, 2017. The rate filing requests recovery of estimated program year expenditures as well as a true-up for actual costs and collections for the conservation program for the prior period which would result in a rate decrease for natural gas customers of $1.0 million, or 0.1%, annually.

Natural Gas Property Tax Tracker Mechanism
On April 28, 2017, the Washington Commission approved PSE's annual filing request to change rates under its natural gas property tax tracker mechanism, effective May 1, 2017, which would result in a rate decrease for natural gas customers of $1.1 million, or 0.1%, annually.

Natural Gas Cost Recovery Mechanism
On October 26, 2017, the Washington Commission approved PSE's CRM natural gas tariff filing with an effective date of November 1, 2017. The purpose of this filing is to recover capital costs related to enhancing the safety of the natural gas distribution system.  The impact to the CRM rates is an annual revenue increase of $4.9 million, or 0.5%, annually.
On October 27, 2016, the Washington Commission approved PSE's CRM natural gas tariff filing with an effective date of November 1, 2016. The purpose of this filing is to recover capital costs related to enhancing the safety of the natural gas distribution system.  The impact to the CRM rates is an annual revenue increase of $5.6 million, or 0.6%, annually.

Purchased Gas Adjustment
On October 26, 2017, the Washington Commission approved PSE's PGA natural gas tariff filing with an effective date of November 1, 2017, which reflects changes in wholesale natural gas and pipeline transportation costs and changes in deferral amortization rates. The impact to the PGA rates is an annual revenue decrease of $30.8 million, or 3.3%, annually with no impact on net operating income.
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

Other Factors and Trends
Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. As of September 30, 2017, PSE's credit facilities were scheduled to mature in 2019 and Puget Energy's senior secured credit facility to mature in 2018. In October 2017, PSE and Puget Energy each entered into new 5 year credit facilities that replaced the current facilities and are scheduled to mature in October 2022. Additional information on credit facilities is set forth below in the “Puget Sound Energy - Credit Facilities” and "Puget Energy - Credit Facility" sections.

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

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory. The following table displays the details of PSE's electric margin changes:

Electric Margin	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	Change	2017	2016	Change
Electric operating revenue:
Residential sales	$239,279	$224,987	$14,292	$877,112	$801,163	$75,949
Commercial sales	215,392	214,632	760	656,462	644,025	12,437
Industrial sales	27,836	29,740	(1,904)	83,417	84,417	(1,000)
Other retail sales	4,839	5,031	(192)	14,534	15,234	(700)
Total retail sales	487,346	474,390	12,956	1,631,525	1,544,839	86,686
Transportation sales	3,422	2,464	958	9,136	8,086	1,050
Sales to other utilities and marketers	23,716	20,494	3,222	38,404	38,032	372
Decoupling revenue	13,310	(277)	13,587	24,889	34,199	(9,310)
Other decoupling revenue[1]	(4,008)	(11,863)	7,855	(11,704)	(14,525)	2,821
Other	13,757	10,113	3,644	44,085	12,033	32,052
Total electric operating revenues[2]	537,543	495,321	42,222	1,736,335	1,622,664	113,671
Minus electric energy costs:
Purchased electricity[2]	115,881	94,849	21,032	425,263	356,296	68,967
Electric generation fuel[2]	66,584	70,503	(3,919)	152,057	165,627	(13,570)
Residential exchange[2]	(14,246)	(15,577)	1,331	(52,814)	(49,093)	(3,721)
Total electric energy costs	168,219	149,775	18,444	524,506	472,830	51,676
Electric margin[3]	$369,324	$345,546	$23,778	$1,211,829	$1,149,834	$61,995

Electric Energy Sales, MWh
Residential sales	2,081,223	1,997,675	83,548	7,785,631	7,173,224	612,407
Commercial sales	2,272,185	2,266,420	5,765	6,784,797	6,637,349	147,448
Industrial sales	316,051	334,108	(18,057)	913,647	925,280	(11,633)
Other retail sales	19,879	23,271	(3,392)	64,217	69,366	(5,149)
Total energy sales to customers	4,689,338	4,621,474	67,864	15,548,292	14,805,219	743,073
___________________

[1]	Includes amortization of prior year collection/refund, adjustments related to excess rate of return, and adjustments related to amounts that will not be collected within 24 months.

[2]	As reported on PSE’s Consolidated Statement of Income.

[3]	Electric margin does not include any allocation for amortization/depreciation expense or electric generation operation and maintenance expense.

Three Months Ended September 30, 2017 compared to 2016
Electric Operating Revenue
Electric operating revenues increased $42.2 million primarily due to decoupling revenue of $13.6 million, higher retail sales of $13.0 million, other decoupling revenue of $7.9 million and other electric operating revenues of $3.6 million.  These items are discussed in detail below.

•
Electric retail sales increased $13.0 million primarily due to a $7.0 million increase in retail electricity usage of 67,864 Megawatt Hour (MWhs) related to average retail customer growth of 13,828 customers, or 1.2%; and an increase in rates of $6.0 million.

•
Decoupling revenue increased $13.6 million due to an increase of $15.7 million in decoupling revenue associated with the fixed cost deferral of the PCA mechanism in 2017. This was partially offset by $2.1 million in lower decoupling deferrals in 2017 compared to 2016 due to higher electricity usage, as noted above.

•
Other decoupling revenue increased $7.9 million due to reduced sharing of rate of return (ROR) excess earnings of $10.2 million from over earnings in 2016 as compared to no earnings sharing in 2017. This was partially offset by an increase of decoupling cash collections of $1.1 million as compared to 2016 due to an additional $9.0 million being set into rates.

•
Other electric operating revenue increased $3.6 million primarily due to generation of a production tax credit (PTC) deferral of $5.0 million in 2016 as compared to no PTC deferral in 2017 since the PTC generation period expired in the first quarter of 2017. This was partially offset by a decrease in net wholesale natural gas sales of $1.8 million.

Electric Energy Costs

•
Purchased electricity expense increased $21.0 million primarily due to a $13.9 million increase primarily related to long-term purchases and a $4.9 million increase in energy imbalance market (EIM) purchases. These increases were due to additional load requirements and lower costs to buy on the open market compared to generating power. Additionally, lower overall wind production of 21.3% and lower production at the combustion turbines of 7.8% resulted in the need to purchase power. PSE began participating in the EIM operated by the California Independent System Operator on October 1, 2016. Participation is expected to reduce costs for PSE customers, enhance system reliability, integrate variable energy resources and leverage geographic diversity of electricity demand and generation resources.

•
Electric generation fuel expense decreased $3.9 million due to a number of factors including a $3.3 million decrease in the total cost of natural gas burned driven by lower volumes burned in 2017 as compared to 2016. Also contributing to the decrease in fuel costs is a $3.4 million decrease in the cost of coal burned from lower average prices offset by a $1.9 million increase in the lower of cost or market inventory adjustment for coal recorded in 2017 compared to 2016.

Nine Months Ended September 30, 2017 compared to 2016
Electric Operating Revenue
Electric operating revenues increased $113.7 million primarily due to higher retail sales of $86.7 million, other operating revenues of $32.1 million and other decoupling adjustments of $2.8 million; partially offset by decreases in decoupling revenue of $9.3 million. These items are discussed in detail below.

•
Electric retail sales increased $86.7 million primarily due to a $77.5 million increase in retail electricity usage of 743,073 MWhs related to a 28.0% increase in heating degree days; and an increase in rates of $9.2 million.

•
Decoupling revenue decreased $9.3 million due to $19.8 million in lower decoupling deferrals in 2017 compared to 2016 due to higher electricity usage, as noted above. This was partially offset by an increase of $10.5 million in decoupling revenue associated with the fixed cost deferral of the PCA mechanism in 2017.

•
Other decoupling revenue increased $2.8 million primarily due to decreases in ROR excess earnings sharing of $8.6 million due to no expectation to over earn in 2017 and 24-month revenue reserve of $1.6 million from no reserve in 2017. This was partially offset by a $7.4 million increase of decoupling cash collections as compared to 2016 due to an additional $9.0 million being set into rates.

•
Other electric operating revenue increased $32.1 million primarily due to an increase in net wholesale natural gas sales of $17.3 million and a PTC deferral of $15.8 million in 2016 as compared to no PTC deferral in 2017 since the PTC generation period expired in the first quarter of 2017.

Electric Energy Costs

•
Purchased electricity expense increased $69.0 million primarily due to a $45.5 million increase related to long-term purchases, a $13.3 million increase in EIM purchases, and a $8.3 million increase in the power exchange contract with Pacific Gas & Electric Company. These increases were due to additional load requirements and lower costs to buy on the open market compared to generating power. Additionally, lower overall wind production of 17.4% and lower production at the combustion turbines of 26.3% resulted in the need to purchase power. PSE began participating in the EIM operated by the California Independent System Operator on October 1, 2016. Participation is expected to reduce costs for PSE customers, enhance system reliability, integrate variable energy resources and leverage geographic diversity of electricity demand and generation resources.

•
Electric generation fuel expense decreased $13.6 million primarily due to a $10.7 million decrease in the total cost of natural gas burned driven by lower volumes burned offset by an increase in the average price of the natural gas burned and a $2.9 million decrease in the cost of coal burned due to a lower average prices of coal burned in 2017 compared to 2016.

•
Residential exchange credits increased $3.7 million resulting from increased electricity usage as rates remain consistent in both periods. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income. The Northwest Power Act, through the REP, provides access to the benefits of low-cost federal power for residential and small farm customers of regional utilities, including PSE.  The program is administered by the BPA.  Pursuant to agreements (including settlement agreements) between the BPA and PSE, the BPA has provided payments of REP benefits to PSE, which PSE has passed through to its residential and small farm customers in the form of electricity bill credits.

Natural Gas Margin
Natural gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE's service territory. The following table displays the details of PSE's natural gas margin:

Natural Gas Margin	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	Change	2017	2016	Change
Natural gas operating revenue:
Residential sales	$65,793	$66,480	$(687)	$467,725	$376,310	$91,415
Commercial sales	36,617	36,862	(245)	194,716	162,135	32,581
Industrial sales	3,390	3,349	41	15,258	13,742	1,516
Total retail sales	105,800	106,691	(891)	677,699	552,187	125,512
Transportation sales	5,285	4,897	388	16,218	15,007	1,211
Decoupling revenue	4,840	3,709	1,131	1,482	39,739	(38,257)
Other decoupling revenue[1]	(7,315)	(3,904)	(3,411)	(12,932)	(14,565)	1,633
Other	2,906	3,065	(159)	9,218	8,941	277
Total natural gas operating revenues[2]	111,516	114,458	(2,942)	691,685	601,309	90,376
Minus purchased natural gas energy costs[2]	32,224	34,041	(1,817)	248,208	205,418	42,790
Natural gas margin[3]	$79,292	$80,417	$(1,125)	$443,477	$395,891	$47,586

Natural Gas Volumes
(Therms in Thousands):
Residential	42,150	44,650	(2,500)	412,325	331,180	81,145
Commercial firm	31,861	31,629	232	194,446	159,096	35,350
Industrial firm	4,048	3,626	422	18,444	16,015	2,429
Interruptible	6,877	9,452	(2,575)	33,921	33,829	92
Total retail natural gas volumes, therms	84,936	89,357	(4,421)	659,136	540,120	119,016
Transportation volumes	53,992	52,298	1,694	173,042	170,548	2,494
Total natural gas volumes	138,928	141,655	(2,727)	832,178	710,668	121,510
_______________

[1]	Includes amortization of prior year collection/refund, adjustments related to excess rate of return, and adjustments related to amounts that will not be collected within 24 months.

[2]	As reported on PSE’s Consolidated Statement of Income.

[3]	Natural gas margin does not include any allocation for amortization/depreciation expense or natural gas operations and maintenance expense.

Three Months Ended September 30, 2017 compared to 2016
Natural Gas Operating Revenue
Natural gas operating revenue decreased $2.9 million primarily due to a decrease of $3.4 million in other decoupling revenue and a decrease of $0.9 million in total retail sales due to a decrease of natural gas usage; partially offset by a $1.1 million increase in decoupling revenue. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $0.9 million primarily due to a decrease of $5.3 million from a reduction of 2,727 therms sold from lower heating degree days in 2017; partially offset by an increase of $4.4 million due to rate adjustments.

•
Other decoupling revenue decreased $3.4 million primarily due to increased ROR excess earnings sharing of $6.2 million of which $4.3 million was accrued for over earnings in 2017. This was partially offset by a decrease of $2.7 million in 24-month revenue reserve as compared to 2016 as no reserve was recorded in 2017.

Nine Months Ended September 30, 2017 compared to 2016
Natural Gas Operating Revenue
Natural gas operating revenue increased $90.4 million primarily due to an increase of $125.5 million in total retail sales due to additional natural gas usage and an increase in other decoupling revenue of $1.6 million; partially offset by a $38.3 million reduction in decoupling revenue. These items are discussed in detail below.

•
Natural gas retail sales revenue increased $125.5 million primarily due to an increase of $121.7 million from an additional 121,510 therms sold related to a 28.0% increase in heating degree days; and an increase of $3.8 million due to rate adjustments.

•
Decoupling revenue decreased $38.3 million due to lower load volumes in 2016, which caused actual revenue to be below the allowed revenue, resulting in higher decoupling revenue of $39.7 million. In 2017, higher load volumes caused actual revenue to be closer to allowed revenue resulting in lower decoupling revenue of $1.5 million.

•
Other decoupling revenue increased $1.6 million primarily due to a $22.9 million reversal of previously deferred revenues related to the 24-month revenue reserve.  The increase was partially offset by an increase in decoupling cash collections of $13.0 million due to an additional $6.0 million being set in rates and increased ROR excess earnings sharing of $8.2 million of which $10.1 million was accrued for over earnings in 2017.

Natural Gas Energy Costs
Purchased natural gas expense increased $42.8 million directly related to a 22.7% increase in natural gas usage.

Other Operating Expenses and Other Income (Deductions)
The following table displays the details of PSE's operating expenses and other income (deductions) for the three and nine months ended September 30, 2017 and 2016:

Puget Sound Energy	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	Change	2017	2016	Change
Operating expenses:
Net unrealized (gain) loss on derivative instruments	$(23)	$6,327	$(6,350)	$23,098	$(57,218)	$80,316
Utility operations and maintenance	141,003	138,265	2,738	438,622	422,273	16,349
Non-utility expense and other	9,994	8,620	1,374	27,857	26,474	1,383
Depreciation and amortization	120,829	110,022	10,807	355,538	328,809	26,729
Conservation amortization	25,395	21,800	3,595	85,847	77,551	8,296
Taxes other than income taxes	66,367	65,268	1,099	262,099	235,431	26,668
Other income (deductions):
Other income	6,778	6,131	647	18,861	19,184	(323)
Other expense	(2,878)	(5,025)	2,147	(6,134)	(8,488)	2,354
Interest expense	(56,745)	(58,212)	1,467	(172,467)	(174,673)	2,206
Income tax expense	14,424	8,393	6,031	109,015	117,533	(8,518)

Three Months Ended September 30, 2017 compared to 2016
Other Operating Expenses

•	Net unrealized (gain) loss on derivative instruments increased $6.4 million from a loss of $6.3 million due to a $6.6 million increase in settlements of contracts with previously unrealized losses.

•
Depreciation and amortization expense increased $10.8 million primarily due to an increase of $3.7 million of amortization expense related to an increase of computer software assets, $2.2 million of depreciation expense related to net additions of $183.0 million of electric distribution and general assets and an increase of $1.7 million related to an additional $174.8 million of natural gas distribution assets.

Other Income, Interest Expense and Income Tax Expense

•	Income tax expense increased $6.0 million primarily driven by higher pre-tax book income.

Nine Months Ended September 30, 2017 compared to 2016
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments decreased $80.3 million to a loss of $23.1 million of which $57.2 million was due to decreases in average forward market prices of wholesale electricity and natural gas, and $23.1 million due to a decrease in settlements of contracts with previously unrealized losses.

•
Utility operations and maintenance expense increased $16.3 million, which was primarily due to the following: increases in administrative and general and customer service expense of $21.9 million primarily due to $7.1 million of rent expense primarily at the corporate office locations, $5.3 million expense primarily for liability claims and insurance premium, $4.6 million of pensions and benefits expense, $3.9 million of general plant maintenance expense and $3.1 million of outside services employed expenses. This was partially offset by a decrease in electric transmission and distribution expense of $8.4 million.

•
Depreciation and amortization expense increased $26.7 million primarily due to an increase of $11.6 million of amortization expense related to an increase of computer software assets, $8.7 million of depreciation expense due to net additions of $253.7 million of electric transmission, distribution and general assets and an increase of $5.0 million of depreciation expense due to net additions of $174.8 million of natural gas distribution assets.

•
Taxes other than income taxes increased $26.7 million primarily due to increases in municipal taxes of $9.2 million and state excise taxes of $8.5 million both related to increased revenue and an increase of $8.8 million in property taxes related to increased property values and expected tax rates.

Other Income, Interest Expense and Income Tax Expense

•	Income tax expense decreased $8.5 million primarily driven by lower pre-tax book income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three and nine months ended September 30, 2017 and 2016 are as follows:

Benefit/(Expense)	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	Change	2017	2016	Change
PSE net income	$29,100	$18,977	$10,123	$222,846	$256,382	$(33,536)
Non-utility expense and other	2,675	3,912	(1,237)	9,200	10,956	(1,756)
Other income (deductions)	374	(316)	690	512	(316)	828
Non-hedged interest rate swap (expense)	—	563	(563)	28	(651)	679
Interest expense[1]	(28,913)	(28,384)	(529)	(85,451)	(84,451)	(1,000)
Income tax benefit (expense)	9,600	7,583	2,017	28,527	26,154	2,373
Puget Energy net income (loss)	$12,836	$2,335	$10,501	$175,662	$208,074	$(32,412)
_______________

[1]	Puget Energy’s interest expense includes elimination adjustments of intercompany interest on long-term debt.

Summary Results of Operation
Three Months Ended September 30, 2017 compared to 2016
Puget Energy’s net income increased for the three months ended September 30, 2017 by $10.5 million primarily due to PSE's increase in net income. No additional factors significantly impacted Puget Energy's net income.

Nine Months Ended September 30, 2017 compared to 2016
Puget Energy’s net income decreased for the nine months ended September 30, 2017 by $32.4 million primarily due to PSE's decrease in net income. No additional factors significantly impacted Puget Energy's net income.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, during the nine months ended September 30, 2017 the Company has entered into two new power supply and service contracts with estimated payment obligations totaling $729.5 million through 2028.
The following are the Company's aggregate availability under commercial commitments as of September 30, 2017:

Puget Sound Energy and Puget Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2017	2018-2019	2020-2021	Thereafter
PSE working capital facility[1]	$650,000	$—	$650,000	$—	$—
PSE energy hedging facility[1]	350,000	—	350,000	—	—
Inter-company short-term debt[2]	30,000	—	—	—	30,000
Total PSE commercial commitments	$1,030,000	$—	$1,000,000	$—	$30,000
Puget Energy revolving credit facility[3]	716,936	—	716,936	—	—
Less: Inter-company short-term debt elimination[2,3]	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,716,936	$—	$1,716,936	$—	$—
_______________

[1]	For more information, see "Financing Program - Puget Sound Energy - Credit Facilities - set forth below

[2]	For more information, see "Financing Program - Puget Sound Energy - Demand Promissory Note - set forth below.

[3]	For more information, see "Financing Program - Puget Energy - Credit Facility - set forth below.

Off-Balance Sheet Arrangements
As of September 30, 2017, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition, other than previously disclosed items in Note 8, "Commitment and Contingencies" to the consolidated financial statements included in Item 1 of this report.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG are designed to support reliable energy delivery, meet regulatory requirements, and customer growth.  Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $677.0 million for the nine months ended September 30, 2017. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Nine Months Ended September 30, 2017
(Dollars in Millions)	2017	2016	Change
Net income	$222,846	$256,382	$(33,536)
Non-cash items[1]	562,232	455,355	106,877
Changes in cash flow resulting from working capital[2]	164,451	66,718	97,733
Regulatory assets and liabilities	(83,370)	(138,096)	54,726
Other noncurrent assets and liabilities[3]	(33,734)	10,128	(43,862)
Net cash provided by operating activities	$832,425	$650,487	$181,938
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments and AFUDC-equity.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, purchased gas adjustments, accounts payable and accrued expenses.

[3]	Other noncurrent assets and liabilities include funding of pension liability.

Nine Months Ended September 30, 2017 compared to 2016
Cash generated from operations for the nine months ended September 30, 2017 increased by $181.9 million including a net income decrease of $33.5 million. The following are significant factors that impacted PSE's cash flows from operations:

•	Cash flow resulting from non-cash items increased $106.9 million primarily due to changes in derivative instruments of $80.3 million and depreciation and amortization of $26.7 million.

•
Cash flow resulting from working capital increased $97.7 million due to changes in accounts receivable, unbilled revenue, materials and supplies, prepayments, purchased gas adjustments and accrued expenses.

•	Cash flow resulting from regulatory assets and liabilities increased $54.7 million primarily due to changes in decoupling and derivatives offset by changes in purchased gas adjustments.

•
Cash flow resulting from other noncurrent assets and liabilities decreased $43.9 million primarily due to changes in asset retirement obligations and pension funding partially offset by changes in long-term deferred credits.

Puget Energy	Nine Months Ended September 30, 2017
(Dollars in Millions)	2017	2016	Change
Net income	$175,662	$208,074	$(32,412)
Non-cash items[1]	534,975	425,634	109,341
Changes in cash flow resulting from working capital[2]	151,128	67,968	83,160
Regulatory assets and liabilities	(83,370)	(138,096)	54,726
Other noncurrent assets and liabilities[3]	(9,725)	6,766	(16,491)
Net cash provided by operating activities	$768,670	$570,346	$198,324
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments and AFUDC-equity.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, purchased gas adjustments, accounts payable and accrued expenses.

[3]	Other noncurrent assets and liabilities include funding of pension liability.

Nine Months Ended September 30, 2017 compared to 2016
Cash generated from operations for the nine months ended September 30, 2017 increased by $198.3 million compared to the same period in 2016.  The net difference was primarily impacted by the increase from cash flow provided by the operating activities of PSE, as previously discussed. The remaining variance is explained below:

•	Cash flow resulting from working capital decreased $14.6 million primarily due to a larger change in accounts receivable.

•	Cash flow resulting from other noncurrent assets and liabilities increased $27.4 million primarily due to changes in other property and investments related to Puget LNG.

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

Puget Sound Energy
Credit Facilities
As of September 30, 2017, PSE had two unsecured revolving credit facilities which provided, in aggregate, $1.0 billion of short-term liquidity needs. These facilities consisted of a $650.0 million revolving liquidity facility (which included a liquidity letter of credit facility and a swingline facility) to be used for general corporate purposes, including as backstop to the Company's commercial paper program and a $350.0 million revolving energy hedging facility (which included an energy hedging letter of credit facility). The $650.0 million liquidity facility included a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facilities also had an accordion feature which, upon the banks' approval, would increase the total size of these facilities to $1.5 billion. These unsecured revolving credit facilities mature in April 2019.
The credit agreements are syndicated among numerous lenders and contain usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreements also contain a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of September 30, 2017, PSE was in compliance with all applicable covenant ratios.
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
As of September 30, 2017, no amounts were drawn and outstanding under either facility. No letters of credit were outstanding under either facility, and $139.0 million was outstanding under the commercial paper program. Outside of the credit agreements, PSE had a $3.1 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.
In October 2017, PSE entered into a new $800.0 million credit facility to replace the two existing facilities. The new credit facility consolidates the two previous facilities into a single, smaller facility. All other features including fees, interest rate options, letter of credit, same day swingline borrowings, financial covenant, and accordion feature remain substantially the same. The new facility matures in October 2022.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy. Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE's outstanding commercial paper or PSE's senior unsecured revolving credit facility. Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of September 30, 2017, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at September 30, 2017, PSE could issue:

•
Approximately $2.6 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $4.3 billion of electric bondable property available for issuance, subject to a minimum interest coverage ratio of 2.0 times net earnings available for interest (as defined in the electric utility mortgage) which PSE exceeded at September 30, 2017; and

•
Approximately $545.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $908.3 million of natural gas bondable property available for issuance, subject to a minimum combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage) both of which PSE exceeded at September 30, 2017.

At September 30, 2017, PSE had approximately $6.9 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On November 21, 2016, PSE filed a shelf registration statement under which it may issue, as of the date of this report, up to $800.0 million aggregate principal amount of senior notes secured by first mortgage bonds. The shelf registration will expire in November 2019.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2017, approximately $674.2 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 49.4% at September 30, 2017 and the EBITDA to interest expense was 5.4 to 1.0 for the twelve months ended September 30, 2017.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Puget Energy
Credit Facility
At September 30, 2017, Puget Energy maintained an $800.0 million revolving senior secured credit facility, which matures April 2018. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of September 30, 2017, there was $83.1 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of September 30, 2017, Puget Energy was in compliance with all applicable covenants.

In October 2017, Puget Energy entered into a new $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, interest rate options, financial covenant, and accordion feature remain substantially the same. The new facility matures in October 2022.
On May 15, 2017, Puget Energy entered into a revolving credit agreement with Puget LNG, a wholly owned subsidiary of Puget Energy. Under the agreement, Puget Energy agreed to loan up to $200.0 million to Puget LNG to finance Puget LNG’s portion of the construction costs of a liquefied natural gas facility located at the Port of Tacoma. The interest rate for amounts borrowed under the agreement is equal to the one month LIBOR rate in effect on the first day of each month plus the applicable margin Puget Energy would pay on loans under its credit facility. Interest under the agreement is due on the first business day of each quarter and Puget LNG may elect to make payment in kind (PIK) interest payments in which the interest due is added to the balance outstanding under the agreement. The maximum balance outstanding under the agreement, including PIK interest, is $200.0 million.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.6 to 1.0 for the twelve months ended September 30, 2017
At September 30, 2017, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements in Part I of this report.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. On July 12, 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court on September 6, 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and Talen Energy, agreed to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana by no later than July 1, 2022. PSE expects that the Washington Commission will allow full recovery in rates of the net book value (NBV) at retirement and related decommissioning costs consistent with prior precedents. As a result, PSE reclassified $176.8 million from a utility plant asset to a regulatory asset, which represents the expected NBV at retirement of Colstrip Units 1 and 2, based on the expected shutdown date of July 1, 2022 as of December 31, 2016. Due to a re-estimate of Colstrip Units 1 and 2 Asset Retirement and Environmental obligation (ARO) costs, the regulatory asset account was reduced to $175.0 million as of September 30, 2017. Colstrip Units 3 and 4, which are newer and more efficient, are not affected by the settlement, and allegations in the lawsuit against Colstrip Units 3 and 4 were dismissed as part of the settlement. While PSE has estimated the ARO for Colstrip Units 1 and 2, the full scope of decommissioning activities and costs may vary from the estimates that are available at this time.

Greenwood
On March 9, 2016, a natural gas explosion occurred in the Greenwood neighborhood of Seattle, WA, damaging multiple structures. The Washington Commission Staff completed its investigation of the incident and filed a complaint on September 20, 2016, seeking up to $3.2 million in fines from PSE. As of September 30, 2016, PSE had accrued $3.2 million for the fine. On March 28, 2017, Pipeline safety regulators and PSE reached a settlement in response to the complaint. As part of the agreement, PSE agreed to pay a penalty of $2.8 million, of which $1.3 million was suspended on condition that PSE complete a comprehensive inspection and remediation program. On June 19, 2017, the Washington Commission approved the settlement without conditions and adopted the reduced penalty of $2.8 million, of which $1.3 million was suspended. On June 30, 2017, PSE paid the $1.5 million penalty it had accrued previously to a liability reserve account for property damage claims. However, litigation is still pending regarding damage and personal injury claims.

Regional Haze Rule
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

Coal Combustion Residuals
On April 17, 2015, the EPA published a final rule, effective October 19, 2015, that regulates Coal Combustion Residuals (CCR's) under the Resource Conservation and Recovery Act, Subtitle D. The EPA issued another rule, effective October 4, 2016, extending certain compliance deadlines under the CCR rule. The CCR rule is self-implementing at a federal level or can be taken over by a state. The rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash containment structures by establishing technical design, operation and maintenance, closure and post closure care requirements for CCR landfills and surface impoundments, and corrective action requirements for any related leakage. The rule also sets forth recordkeeping and reporting requirements, including posting specific information related to CCR surface impoundments and landfills to publicly-accessible websites.
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

Clean Air Act 111(d)/EPA Clean Power Plan
In June 2014, the EPA issued a proposed Clean Power Plan (CPP) rule under Section 111(d) of the Clean Air Act designed to regulate GHG emissions from existing power plants. The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals. PSE filed comments on this rule in December 2014. The EPA published a final rule on October 23, 2015. The rule was being challenged by other states and parties, and the Supreme Court granted a stay of the rule on February 9, 2016 until the litigation is resolved. On March 31, 2017, the EPA Administrator, Scott Pruitt, signed a notice of withdrawal of the proposed CPP federal plan and model trading rules and, on October 10, 2017, the EPA proposed to repeal the CPP rule and is currently accepting comment on the proposal. PSE is still reviewing the impact of these developments. However, Washington has moved forward with its own Clean Air Rule (CAR). The potential impacts of the Washington Clean Air Rule are described below.

Washington Clean Air Rule
The CAR was adopted on September 15, 2016 in Washington State and attempts to reduce greenhouse gas emissions from “covered entities” located within Washington State. Included under the new rule are large manufacturers, petroleum producers and natural gas utilities, including PSE. The CAR sets a cap on emissions associated with covered entities, which decreases over time approximately 5.0% every three years. Entities must reduce their carbon emissions, or purchase emission reduction units (ERUs), as defined under the rule, from others.
The CAR covers natural gas distributors and subjects them to an emissions reduction pathway based on the indirect emissions of their customers. The CAR regulates the emissions of natural gas utilities' 1.2 million customers across the state, adding to the cost of natural gas for homes and businesses, which may increase costs to PSE customers.
On September 27, 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. On September 30, 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. While awaiting the outcome of the pending litigation, the Company has undertaken steps to comply with the first compliance period of the CAR, which began on January 1, 2017.

Related Party Transactions
In August 2015, PSE filed a proposal with the Washington Commission to develop a LNG facility at the Port of Tacoma. The Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and will provide LNG as fuel to transportation customers, particularly in the marine market. Following a mediation process and the filing of a settlement stipulation by PSE and all parties, the Washington Commission issued an order on October 31, 2016 that allowed PSE’s parent company, Puget Energy, to create a wholly-owned subsidiary, named Puget LNG, which was formed on November 29, 2016, for the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility. Puget LNG has entered into one fuel supply agreement with a maritime customer and is marketing the facility’s expected output to other potential customers.

Currently under construction, the Tacoma LNG facility is expected to be operational in 2019. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. As of September 30, 2017, Puget LNG has incurred $86.5 million in construction work in progress and operating costs related to Puget LNG’s portion of the Tacoma LNG facility. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no changes in Puget Energy's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There were no changes in Puget Sound Energy's internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
In January 2017, Puget Sound Energy implemented a financial systems modernization project designed to improve the financial processes, tools and methods used throughout our business. The new/updated systems were used in preparing financial information for the nine months ended September 30, 2017. Management monitored developments related to the financial systems modernization project, including working with the project team to ensure control impacts were identified and documented, in order to assist management in evaluating impacts to internal control. System integration and user acceptance testing were conducted to aid management in its evaluations. Post-implementation reviews of the system implementation and impacted business processes were being conducted to enable management to evaluate the design and effectiveness of internal controls during 2017.

PART II                  OTHER INFORMATION

Item 1.     Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of September 30, 2017.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitment and Contingencies" in the Combined Notes to Consolidated Financial Statements in Part I.

Item 1A.     Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the period ended December 31, 2016.

Item 5.                      Other Information

Departure of Directors and Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 2, 2017, the Boards of Directors (collectively, the “Board”) of Puget Energy, Inc. (“Puget Energy”) and its wholly owned subsidiary, Puget Sound Energy, Inc. (“PSE” and together with Puget Energy, the “Company”) ratified the appointment of Stephen King to serve as Controller, which role he has held since August 28, 2017 and the Board further approved his appointment as Principal Accounting Officer, effective November 2, 2017.
On November 2, 2017, Mr. King replaces Matthew Marcelia, who the Board appointed to serve as Director, Tax, with the same effective date of November 2, 2017.

Prior to holding his current positions, Mr. King, 33, was a Senior Manager at PricewaterhouseCoopers LLP, a national public accounting firm, since September 2007 where he audited utility, technology and telecommunication companies. Mr. King received a Bachelor’s degree in Accounting and Finance from Ohio University.
No new agreement will be entered into in connection with Mr. King’s appointment to the position of Controller and Principal Accounting Officer, and in addition to his current compensation package, Mr. King will participate in the Company’s Long Term Incentive Plan and other benefit programs of the Company.

Also effective November 2, 2017, the sole shareholder of Puget Energy appointed and elected Scott Armstrong, who is currently on the Board of Directors of PSE, to the Board of Directors of Puget Energy. Mr. Armstrong will continue to serve on the Governance, Compensation and Asset Management Committees of each of the Companies.

Also effective November 2, 2017, the sole shareholder of PSE appointed and elected Barbara Gordon to the Board of Directors of PSE. Initially, Ms. Gordon will not be appointed to any committees of the Board.
Ms. Gordon was most recently the Executive Vice President and Chief Customer Officer of Apptio, which position she held from 2016 through 2017, when she retired. Prior to her service at Apptio, she served as Senior Vice President and Chief Operating Officer at Isilon/EMC from 2013 to 2016 and as Corporate Vice President, Worldwide Customer Service and Support at Microsoft from 2003 to 2013. Ms. Gordon also currently serves as Vice President on the Board of Directors for the Seattle-King County Habitat for Humanity and chairs their Strategy Committee.
The compensation offered to Ms. Gordon for her service as a director of PSE will be the same as that offered to all non-employee independent board members of the Company, pursuant to the director compensation schedule filed as Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

10.1
Credit Agreement dated October 25, 2017 among Puget Energy Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto. (incorporated by reference to Exhibits 10.1 to Puget Energy's Current Report on Form 8-K, filed in October 31, 2017, Commission File No. 1-16305).

10.2
Credit Agreement dated October 25, 2017 among Puget Sound Energy, Inc., as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the lenders party thereto. (incorporated by reference to Exhibits 10.2 to Puget Sound Energy's Current Report on Form 8-K, filed October 31, 2017, Commission file No. 1-4393).

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2012 through 2016 and 12 months end September 30, 2017).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2012 through 2016 and 12 months ended September 30, 2017).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2017 filed on November 3, 2017 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

__________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	November 3, 2017