Form 10-Q
period 2018-03-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2018-05-03
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

DEFINITIONS

ARO	Asset Retirement and Environmental Obligations
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EIM	Energy Imbalance Market
ERF	Expedited Rate Filing
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GRC	General Rate Case
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PTC	Production Tax Credit
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
Puget LNG	Puget Liquid Natural Gas
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
TCJA	Tax Cuts and Jobs Act
Washington Commission	Washington Utilities and Transportation Commission
WSPP	WSPP, Inc.

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

●
Changes in tax law, related regulations or differing interpretation, including as a result of the TCJA, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;

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

●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
●	Employee workforce factors, including strikes, work stoppages, availability of qualified employees or the loss of a key executive;
●	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
●	The ability to maintain effective internal controls over financial reporting and operational processes;
●	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally; and
●
Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Item 1A, “Risk Factors” in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2017.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating revenue:
Electric	$699,686	$668,984
Natural gas	330,284	400,065
Other	8,038	8,183
Total operating revenue	1,038,008	1,077,232
Operating expenses:
Energy costs:
Purchased electricity	154,206	179,582
Electric generation fuel	42,423	51,310
Residential exchange	(23,943)	(23,447)
Purchased natural gas	127,615	152,801
Unrealized (gain) loss on derivative instruments, net	(996)	19,288
Utility operations and maintenance	160,524	152,030
Non-utility expense and other	12,830	5,195
Depreciation and amortization	184,512	115,253
Conservation amortization	36,864	34,761
Taxes other than income taxes	111,188	118,732
Total operating expenses	805,223	805,505
Operating income (loss)	232,785	271,727
Other income (expense):
Other income	13,455	5,959
Other expense	(2,098)	(1,215)
Non-hedged interest rate swap (expense) income	—	28
Interest charges:
AFUDC	2,884	2,176
Interest expense	(88,326)	(88,582)
Income (loss) before income taxes	158,700	190,093
Income tax (benefit) expense	11,803	62,543
Net income (loss)	$146,897	$127,550

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$146,897	$127,550
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $60 and $474, respectively	227	880
Reclassification of stranded taxes to retained earnings due to tax reform	(5,230)	—
Other comprehensive income (loss)	(5,003)	880
Comprehensive income (loss)	$141,894	$128,430

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) ASSETS

	March 31, 2018	December 31, 2017
Utility plant (at original cost, including construction work in progress of $575,180 and $495,937, respectively):
Electric plant	$8,220,325	$8,135,847
Natural gas plant	3,375,064	3,307,545
Common plant	861,481	811,815
Less: Accumulated depreciation and amortization	(2,537,651)	(2,428,524)
Net utility plant	9,919,219	9,826,683
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	202,830	182,355
Total other property and investments	1,859,343	1,838,868
Current assets:
Cash and cash equivalents	12,056	26,616
Restricted cash	13,747	10,145
Accounts receivable, net of allowance for doubtful accounts of $9,997 and $8,901, respectively	338,405	341,110
Unbilled revenue	173,845	222,186
Materials and supplies, at average cost	108,828	107,003
Fuel and natural gas inventory, at average cost	34,365	49,908
Unrealized gain on derivative instruments	23,718	22,247
Prepaid expense and other	23,499	21,996
Power contract acquisition adjustment gain	6,436	12,207
Total current assets	734,899	813,418
Other long-term and regulatory assets:
Power cost adjustment mechanism	4,612	4,576
Regulatory assets related to power contracts	18,956	19,454
Other regulatory assets	852,328	948,532
Unrealized gain on derivative instruments	3,443	2,158
Power contract acquisition adjustment gain	161,517	162,711
Other	77,656	74,389
Total other long-term and regulatory assets	1,118,512	1,211,820
Total assets	$13,631,973	$13,690,789

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) CAPITALIZATION AND LIABILITIES

	March 31, 2018	December 31, 2017
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	587,385	465,355
Accumulated other comprehensive income (loss), net of tax	(29,285)	(24,282)
Total common shareholder’s equity	3,867,057	3,750,030
Long-term debt:
First mortgage bonds and senior notes	3,164,412	3,164,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	56,553	250,000
Long-term debt	1,915,779	1,902,600
Debt discount, issuance costs and other	(217,935)	(220,943)
Total long-term debt	5,080,669	5,257,929
Total capitalization	8,947,726	9,007,959
Current liabilities:
Accounts payable	319,927	359,586
Short-term debt	370,689	329,463
Current maturities of long-term debt	200,000	200,000
Purchased gas adjustment payable	33,663	16,051
Accrued expenses:
Taxes	137,562	117,948
Salaries and wages	32,355	53,220
Interest	73,817	73,564
Unrealized loss on derivative instruments	67,513	64,859
Power contract acquisition adjustment loss	2,687	2,762
Other	104,095	80,206
Total current liabilities	1,342,308	1,297,659
Other long-term and regulatory liabilities:
Deferred income taxes	770,417	746,868
Unrealized loss on derivative instruments	16,567	21,235
Regulatory liabilities	734,526	731,587
Regulatory liability for deferred income taxes	1,002,654	1,011,626
Regulatory liabilities related to power contracts	167,953	174,918
Power contract acquisition adjustment loss	16,267	16,693
Other deferred credits	633,555	682,244
Total other long-term and regulatory liabilities	3,341,939	3,385,171
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$13,631,973	$13,690,789

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$146,897	$127,550
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	184,512	115,253
Conservation amortization	36,864	34,761
Deferred income taxes and tax credits, net	14,517	55,957
Net unrealized (gain) loss on derivative instruments	(996)	19,147
AFUDC – equity	(3,351)	(2,928)
Production tax credit monetization	(43,586)	—
Other non-cash	3,720	4,214
Funding of pension liability	(4,500)	(9,000)
Regulatory assets and liabilities	20,871	(2,073)
Other long-term assets and liabilities	(13,160)	13,543
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	49,476	52,860
Materials and supplies	(1,825)	3,304
Fuel and natural gas inventory	15,543	19,346
Prepayments and other	(1,503)	(4,354)
Purchased gas adjustment	17,612	13,375
Accounts payable	(27,973)	(41,451)
Taxes payable	19,614	29,374
Other	(13,411)	(677)
Net cash provided by (used in) operating activities	399,321	428,201
Investing activities:
Construction expenditures – excluding equity AFUDC	(241,181)	(223,635)
Other	1,570	(3,804)
Net cash provided by (used in) investing activities	(239,611)	(227,439)
Financing activities:
Change in short-term debt, net	41,226	(230,763)
Dividends paid	(30,096)	(8)
Proceeds from long-term debt and bonds issued	13,179	10,663
Redemption of bonds and notes	(193,447)	—
Other	(1,530)	4,605
Net cash provided by (used in) financing activities	(170,668)	(215,503)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(10,958)	(14,741)
Cash, cash equivalents, and restricted cash at beginning of period	36,761	41,296
Cash, cash equivalents, and restricted cash at end of period	$25,803	$26,555
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$81,736	$76,644
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$90,169	$45,945

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating revenue:
Electric	$699,686	$668,984
Natural gas	330,284	400,065
Other	8,038	8,183
Total operating revenue	1,038,008	1,077,232
Operating expenses:
Energy costs:
Purchased electricity	154,206	179,582
Electric generation fuel	42,423	51,310
Residential exchange	(23,943)	(23,447)
Purchased natural gas	127,615	152,801
Unrealized (gain) loss on derivative instruments, net	(996)	19,288
Utility operations and maintenance	160,524	152,030
Non-utility expense and other	9,781	8,491
Depreciation and amortization	184,490	115,253
Conservation amortization	36,864	34,761
Taxes other than income taxes	111,188	118,732
Total operating expenses	802,152	808,801
Operating income (loss)	235,856	268,431
Other income (expense):
Other income	7,641	5,959
Other expense	(2,098)	(1,215)
Interest charges:
AFUDC	2,884	2,176
Interest expense	(59,555)	(60,461)
Income (loss) before income taxes	184,728	214,890
Income tax (benefit) expense	21,691	71,798
Net income (loss)	$163,037	$143,092

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$163,037	$143,092
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $761 and $1,732, respectively	2,863	3,216
Amortization of treasury interest rate swaps to earnings, net of tax of $26 and $43, respectively	96	79
Reclassification of stranded taxes to retained earnings due to tax reform	(27,333)	—
Other comprehensive income (loss)	(24,374)	3,295
Comprehensive income (loss)	$138,663	$146,387

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2018	December 31, 2017
Utility plant (at original cost, including construction work in progress of $575,180 and $495,937, respectively):
Electric plant	$10,308,382	$10,232,771
Natural gas plant	3,949,052	3,882,733
Common plant	892,642	843,145
Less: Accumulated depreciation and amortization	(5,230,857)	(5,131,966)
Net utility plant	9,919,219	9,826,683
Other property and investments:
Other property and investments	76,576	76,350
Total other property and investments	76,576	76,350
Current assets:
Cash and cash equivalents	11,226	25,864
Restricted cash	13,747	10,145
Accounts receivable, net of allowance for doubtful accounts of $9,997 and $8,901, respectively	348,759	343,546
Unbilled revenue	173,845	222,186
Materials and supplies, at average cost	108,828	107,003
Fuel and natural gas inventory, at average cost	33,042	48,585
Unrealized gain on derivative instruments	23,718	22,247
Prepaid expense and other	23,499	21,996
Total current assets	736,664	801,572
Other long-term and regulatory assets:
Power cost adjustment mechanism	4,612	4,576
Other regulatory assets	852,328	948,540
Unrealized gain on derivative instruments	3,443	2,158
Other	75,227	71,827
Total other long-term and regulatory assets	935,610	1,027,101
Total assets	$11,668,069	$11,731,706

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2018	December 31, 2017
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,275,105	3,275,105
Retained earnings	583,824	452,066
Accumulated other comprehensive income (loss), net of tax	(151,280)	(126,906)
Total common shareholder’s equity	3,708,508	3,601,124
Long-term debt:
First mortgage bonds and senior notes	3,164,412	3,164,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	56,553	250,000
Debt discount, issuance costs and other	(25,941)	(26,361)
Total long-term debt	3,356,884	3,549,911
Total capitalization	7,065,392	7,151,035
Current liabilities:
Accounts payable	319,927	359,585
Short-term debt	370,689	329,463
Current maturities of long-term debt	200,000	200,000
Purchased gas adjustment payable	33,663	16,051
Accrued expenses:
Taxes	141,578	117,063
Salaries and wages	32,355	53,220
Interest	50,806	47,837
Unrealized loss on derivative instruments	67,513	64,859
Other	104,095	80,206
Total current liabilities	1,320,626	1,268,284
Other long-term and regulatory liabilities:
Deferred income taxes	898,746	869,473
Unrealized loss on derivative instruments	16,567	21,235
Regulatory liabilities	733,203	730,273
Regulatory liability for deferred income taxes	1,003,278	1,012,260
Other deferred credits	630,257	679,146
Total other long-term and regulatory liabilities	3,282,051	3,312,387
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$11,668,069	$11,731,706

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$163,037	$143,092
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	184,490	115,253
Conservation amortization	36,864	34,761
Deferred income taxes and tax credits, net	19,505	65,212
Net unrealized (gain) loss on derivative instruments	(996)	19,288
AFUDC – equity	(3,351)	(2,928)
Production tax credit monetization	(43,586)	—
Other non-cash	1,131	1,410
Funding of pension liability	(4,500)	(9,000)
Regulatory assets and liabilities	20,871	(2,073)
Other long-term assets and liabilities	(9,844)	(8,088)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	41,558	44,630
Materials and supplies	(1,825)	3,304
Fuel and natural gas inventory	15,543	19,346
Prepayments and other	(1,503)	(4,354)
Purchased gas adjustment	17,612	13,375
Accounts payable	(27,973)	(41,451)
Taxes payable	24,515	29,374
Other	(10,694)	1,515
Net cash provided by (used in) operating activities	420,854	422,666
Investing activities:
Construction expenditures – excluding equity AFUDC	(221,099)	(179,622)
Other	1,570	(3,367)
Net cash provided by (used in) investing activities	(219,529)	(182,989)
Financing activities:
Change in short-term debt, net	41,226	(230,763)
Dividends paid	(58,611)	(28,712)
Redemption of bonds and notes	(193,447)	—
Other	(1,529)	4,635
Net cash provided by (used in) financing activities	(212,361)	(254,840)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,036)	(15,163)
Cash, cash equivalents, and restricted cash at beginning of period	36,009	40,899
Cash, cash equivalents, and restricted cash at end of period	$24,973	$25,736
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$52,847	$48,989
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$90,169	$45,945

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy is an energy services holding company that owns Puget Sound Energy (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility, currently under construction. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. As of March 31, 2018, Puget LNG has incurred $124.4 million in construction work in progress and operating costs related to Puget LNG’s portion of the Tacoma LNG facility.
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiaries.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiary.  Puget Energy and PSE are collectively referred to herein as “the Company”.  The consolidated financial statements are presented after elimination of all significant intercompany items and transactions.  PSE’s consolidated financial statements continue to be accounted for on a historical basis and do not include any Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805) purchase accounting adjustments.  The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Tacoma LNG Facility
The Tacoma LNG facility is intended to provide peak-shaving services to PSE’s natural gas customers. By storing surplus natural gas, PSE is able to meet the requirements of peak consumption later during different seasons. LNG will also provide fuel to transportation customers, particularly in the marine market. On January 24, 2018, the Puget Sound Clean Air Agency determined a Supplemental Environmental Impact Statement is necessary in order to rule on the air quality permit for the facility. As a result of requiring a Supplemental Environmental Impact Statement, the Company's construction schedule may be impacted depending on the Puget Sound Clean Air Agency's timing and decision on the air quality permit. If delayed, the construction schedule and costs may be adversely impacted. Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG.
For Puget Energy, $124.3 million in construction work in progress related to Puget LNG’s portion of the Tacoma LNG facility is reported in the “Other property and investments” financial statement line item. For PSE, construction work in progress of $102.6 million related to PSE’s portion of the Tacoma LNG facility is reported in the “Utility plant - Natural gas plant” line item, as PSE is a regulated entity.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Income Taxes
In March 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". The staff of the U.S. Securities and Exchange Commission (SEC) recognized the complexity of reflecting the impacts of the Tax Cuts Job Act (TCJA), and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (SAB 118), which clarifies accounting for income taxes under Accounting Standards Codification (ASC) 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analysis and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (i) a company is complete with its accounting for certain effects of tax reform, (ii) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (iii) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted. The Company has completed the required analysis and accounting for substantially all the effects of the TCJA's enactment and has made a reasonable estimate as to the other effects and has reflected the measurement and accounting of the effects in the consolidated financial statements. The items reflected as provisional amounts include tax depreciation and amortization and other book to tax differences. The Company has accounted for these items based on its interpretation of the TCJA. Further interpretive guidance on the TCJA from the IRS, U.S. Treasury Department, or the Joint Committee on Taxation may require adjustments to the Company's accounting. In accordance with SAB 118, adjustments, if any, will be recorded in 2018. At December 31, 2017, the Company did not identify any effects of the TCJA for which they were not able to either complete the required analysis or make a reasonable estimate. Additionally, PSE filed an accounting petition on December 29, 2017 requesting deferred accounting treatment for impacts of tax reform. For additional information, see Note 7, "Regulation and Rates" to the consolidated financial statements included in Item 1 of this report.

Stranded Tax Effects in AOCI
In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this update allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA and will improve the usefulness of information reported to financial statement users.
This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The Company early adopted ASU 2018-02 as of January 1, 2018 with a reclassification from accumulated other comprehensive income to retained earnings in the amount of a $5.2 million increase for Puget Energy related to pension and post-retirement plans and a $27.3 million increase for PSE, comprised of $26.2 million related to pension and post-retirement plans, and $1.1 million related to interest rate swaps.

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
This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted ASU 2017-07 during the first quarter of fiscal year 2018 by applying the amendments related to income statement activity retrospectively, and balance sheet activity prospectively. For additional information, see Note 6, "Retirement Benefits" to the consolidated financial statements included in Item 1 of this report.

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
This update is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities upon issuance. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-15 as of January 1, 2018 with the standard only impacting the classification of debt extinguishment costs as financing outflows.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted ASU 2016-18 as of January 1, 2018 by moving the presentation of restricted cash in the statement of cash flows to net cash flows of total cash, cash equivalents, and restricted cash.
The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows:

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017
Cash and cash equivalents	$11,226	$16,038
Restricted cash	13,747	9,698
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$24,973	$25,736

Puget Energy	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017
Cash and cash equivalents	$12,056	$16,857
Restricted cash	13,747	9,698
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$25,803	$26,555

Amounts included in restricted cash primarily represent funds required to be set aside for contractual obligations related to transmission and generation facilities.

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
This Company implemented this standard as of January 1, 2018 using the modified retrospective method of adoption. As a result of implementation of this standard, the Company made no cumulative adjustments to revenue for contracts with customers open as of January 1, 2018. As of March 31, 2018, the Company's revenue is 95.6% comprised of contracts with customers from rate-regulated sales of electricity and natural gas to retail customers where revenue is recognized over time as delivered. Pursuant to the new standard, the Company has added enhanced quantitative and qualitative disclosure for revenue from contracts with customers and revenue outside the scope of the standard, in Note 3, "Revenue" to the consolidated financial statements included in Item 1 of this report.

Accounting Standards Issued but Not Yet Adopted
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
In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842". In connection with the FASB’s transition support efforts, the amendments in this update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 upon adoption of Topic 842. Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose. The Company plans to elect this practical expedient, and will evaluate new and modified land easements as of the first quarter of fiscal year 2019.

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

(3) Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31,
Revenue from contracts with customers:	2018
Electric retail	$630,806
Natural gas retail	334,033
Other	42,434
Total revenue from contracts with customers	1,007,273
Alternative revenue programs	(15,081)
Other non-customer revenue	45,816
Total operating revenue	$1,038,008

Revenue at PSE is recognized when performance obligations under the terms of a contract or tariff with our customers are satisfied. Performance obligations are satisfied generally through performance of our obligation over time or with transfer of control of electric power, natural gas, and other revenue from contracts with customers. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods and services.

Electric and Natural Gas Retail Revenue
Electric and natural gas retail revenue consists of tariff based sales of electricity and natural gas to PSE's customers. For tariff contracts, PSE has elected the portfolio approach practical expedient to apply the revenue from contracts with customers model to groups of contracts. The Company determined that the portfolio approach will not differ from considering each contract or performance obligation separately. Electric and natural gas tariff contracts include the performance obligation of standing ready to perform electric and natural gas services. The electricity and natural gas the customer chooses to consume is considered an option and is recognized over time using the output method when the customer simultaneously consumes the electricity or natural gas. PSE has elected the right to invoice practical expedient for unbilled retail revenue, as the obligation of standing ready to perform electric service and for the consumption of electricity and natural gas at market value implies a right to consideration for performance completed to date. The Company believes that tariff prices approved by the Washington Utility and Transportation Commission (Washington Commission) represent stand-alone selling prices for the performance obligations under ASC 606. PSE collects Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes and presents the taxes on a gross basis, as PSE was determined to be the taxpayer for excise and municipal taxes.

Other Revenue from Contracts with Customers
Other revenue from contracts with customers is primarily comprised of electric transmission, natural gas transportation, biogas, and wholesale revenue sold on an intra-month basis.

Electric Transmission and Natural Gas Transportation
Transmission and transportation tariff contracts include the performance obligation to transmit and transport electricity or natural gas. Transfer of control and recognition of revenue occurs over time as the customer simultaneously receives the transmission and transportation services. Measurement of satisfaction of this performance obligation is determined using the output method. Similar to retail revenue, the Company utilizes the right to invoice practical expedient as PSE’s right to consideration is tied directly to the value of power and gas transmitted and transported each month. The price is based on the tariff rates that were approved by the Washington Commission or the Federal Energy Regulatory Commission (FERC) and therefore corresponds directly to the value to the customer for performance completed to date.

Biogas
Biogas is a renewable natural gas fuel that PSE purchases and sells along with the renewable green attributes derived from the renewable natural gas. Biogas contracts include the performance obligations of biogas and renewable credit delivery upon PSE receiving produced biogas from its supplier. Transfer of control and recognition of revenue occurs at a point in time as biogas is considered a storable commodity and may not be consumed as it is delivered.

Wholesale
Wholesale revenue at PSE includes sales of electric power and non-core natural gas to other utilities or marketers. Wholesale revenue contracts include the performance obligation of physical electric power or natural gas. There are typically no added fixed or variable amounts on top of the established rate for power or natural gas and contracts always have a stated, fixed quantity of power or natural gas delivered. Transfer of control and recognition of revenue occurs at a point in time when the customer takes physical possession of electric power or natural gas. Non-core gas consists of natural gas supply in excess of natural gas used for generation, sold to third parties to mitigate the costs of firm transportation and storage capacity for its core natural gas customers. PSE reports non-core gas sold net of costs as PSE does not take control of the natural gas but is merely an agent within the market that connects a seller to a purchaser.

Other Revenue
In accordance with ASC 606, PSE excludes revenue not collected from contracts with customers, as well as revenue that falls under other accounting guidance.

(4) Accounting for Derivative Instruments and Hedging Activities

PSE employs various energy portfolio optimization strategies but is not in the business of assuming risk for the purpose of realizing speculative trading revenue. The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the power cost adjustment (PCA). Therefore, wholesale market transactions and PSE's related hedging strategies are focused on reducing costs and risks where feasible, thus reducing volatility of costs in the portfolio. In order to manage its exposure to the variability in future cash flows for forecasted energy transactions, PSE utilizes a programmatic hedging strategy which extends out three years. PSE's hedging strategy includes a risk-responsive component for the core natural gas portfolio, which utilizes quantitative risk-based measures with defined objectives to balance both portfolio risk and hedge costs. PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into forward physical electric and natural gas purchase and sale agreements, fixed-for-floating swap contracts, and commodity call/put options. Currently, the Company does not apply cash flow hedge accounting and therefore records all mark-to-market gains or losses through earnings.
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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	At March 31, 2018			At December 31, 2017
(Dollars in Thousands)	Volumes	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$13,150	$47,813	*	$13,391	$49,050
Natural gas derivatives (MMBtus)[3]	309.1 million	14,011	36,267	332.1 million	11,014	37,044
Total derivative contracts		$27,161	$84,080		$24,405	$86,094
Current		$23,718	$67,513		$22,247	$64,859
Long-term		3,443	16,567		2,158	21,235
Total derivative contracts		$27,161	$84,080		$24,405	$86,094
_______________

[1]	Balance sheet classification: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.

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

*
Electric portfolio derivatives consist of electric generation fuel of 163.8 million One Million British Thermal Units (MMBtu) and purchased electricity of 3.9 million Megawatt Hours (MWhs) at March 31, 2018, and 166.8 million MMBtus and 2.9 million MWhs at December 31, 2017.

It is the Company's policy to record all derivative transactions on a gross basis at the contract level without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: WSPP, Inc. (WSPP) agreements, which standardize physical power contracts; International Swaps and Derivatives Association (ISDA) agreements, which standardize financial natural gas and electric contracts; and North American Energy Standards Board (NAESB) agreements, which standardize physical natural gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as the right of set-off in the event of counterparty default. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount. For further details regarding the fair value of derivative instruments, see Note 5, "Fair Value Measurements," to the consolidated financial statements included in Item 1 of this report.

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At March 31, 2018
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$27,161	$—	$27,161	$(19,254)	$—	$7,907
Liabilities:
Energy derivative contracts	84,080	—	84,080	(19,254)	(3,943)	60,883

Puget Energy and Puget Sound Energy
	At December 31, 2017
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$24,405	$—	$24,405	$(17,940)	$—	$6,465
Liabilities:
Energy derivative contracts	86,094	—	86,094	(17,940)	(353)	67,801
_______________

[1]	All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Classification	2018	2017
Interest rate contracts[1]:
	Non-hedged interest rate swap (expense) income	$—	$28
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	2,312	(16,136)
Realized	Electric generation fuel	(7,676)	(5,198)
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(1,316)	(3,152)
Realized	Purchased electricity	(2,389)	(6,155)
Total gain (loss) recognized in income on derivatives		$(9,069)	$(30,613)
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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2018, approximately 95.2% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, was with counterparties that are rated investment grade by rating agencies and 4.8% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. As of March 31, 2018, the Company was in a net liability position with the majority of its counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE) platform, which requires the daily posting of margin calls as collateral through a futures and clearing agent. As of March 31, 2018, PSE had cash posted as collateral of $7.0 million related to contracts executed on this platform. As additional contracts are executed on this exchange, the amount of collateral to be posted will increase, subject to PSE’s established limit. PSE also has a $1.0 million letter of credit posted as collateral as a condition of transacting on a physical energy exchange and clearing house in Canada. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended March 31, 2018.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31, 2018			At December 31, 2017
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$2,698	$—	$2,698	$3,187	$—	$3,187
Requested credit for adequate assurance	33,316	—	—	37,374	—	—
Forward value of contract[3]	3,943	6,989	—	353	2,639	—
Total	$39,957	$6,989	$2,698	$40,914	$2,639	$3,187
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(5)	Fair Value Measurements

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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments totaling $48.6 million and $48.5 million at March 31, 2018 and December 31, 2017, respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At March 31, 2018		At December 31, 2017
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$56,553	$53,319	$250,000	$238,935
Long-term debt (fixed-rate), net of discount[1]	2	5,108,337	6,193,821	5,105,329	6,520,515
Long-term debt (variable-rate)	2	115,779	115,779	102,600	102,600
Total liabilities		$5,280,669	$6,362,919	$5,457,929	$6,862,050

Puget Sound Energy		At March 31, 2018		At December 31, 2017
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$56,553	$53,319	$250,000	$238,935
Long-term debt (fixed-rate), net of discount[2]	2	3,500,331	4,291,452	3,499,911	4,550,130
Total liabilities		$3,556,884	$4,344,771	$3,749,911	$4,789,065
_______________

[1]	The carrying value includes debt issuances costs of $27.0 million and $27.9 million for March 31, 2018 and December 31, 2017, respectively, which are not included in fair value.

[2]	The carrying value includes debt issuances costs of $24.2 million and $24.6 million for March 31, 2018 and December 31, 2017, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At March 31, 2018			At December 31, 2017
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$8,483	$4,667	$13,150	$9,866	$3,525	$13,391
Natural gas derivative instruments	5,992	8,019	14,011	6,973	4,041	11,014
Total assets	$14,475	$12,686	$27,161	$16,839	$7,566	$24,405
Liabilities:
Electric derivative instruments	$44,332	$3,481	$47,813	$46,623	$2,427	$49,050
Natural gas derivative instruments	33,344	2,923	36,267	34,926	2,118	37,044
Total liabilities	$77,676	$6,404	$84,080	$81,549	$4,545	$86,094

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2018			2017
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$1,098	$1,923	$3,021	$972	$625	$1,597
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	1,619	—	1,619	706	—	706
Included in regulatory assets / liabilities	—	4,976	4,976	—	2,458	2,458
Settlements	(503)	(1,803)	(2,306)	(1,330)	(1,329)	(2,659)
Transferred into Level 3	(1,837)	—	(1,837)	2,189	(554)	1,635
Transferred out of Level 3	809	—	809	1,251	552	1,803
Balance at end of period	$1,186	$5,096	$6,282	$3,788	$1,752	$5,540
______________

[1]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $2.0 million and $1.8 million for the three months ended March 31, 2018 and 2017.

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
The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of March 31, 2018:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$4,667	$3,481	Discounted cash flow	Power prices (per MWh)	$11.60	$29.48	$22.74
Natural gas	$8,019	$2,923	Discounted cash flow	Natural gas prices (per MMBtu)	$0.90	$2.88	$1.61
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2017:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$3,525	$2,427	Discounted cash flow	Power prices (per MWh)	$7.02	$28.94	$18.61
Natural gas	$4,041	$2,118	Discounted cash flow	Natural gas prices (per MMBtu)	$1.22	$2.80	$1.54
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At March 31, 2018 and December 31, 2017, a hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $0.6 million and $0.9 million, respectively.

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

As of March 31, 2018, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets. The Wells Hydro contract was determined to be impaired due to a decrease in forward prices for this contract of 39.0% from December 31, 2017, causing an impairment of $1.9 million.
The following table presents the impairment recorded to the Company's intangible asset contracts, with corresponding reductions to the regulatory liability:

Puget Energy
(Dollars in Thousands)
Valuation Date	Contract Name	Carrying Value	Fair Value	Write Down
March 31, 2018	Wells Hydro	$4,302	$2,395	$1,907

The valuations were measured using a discounted cash flow, income-based valuation methodology. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates classified as Level 3 within the fair value hierarchy. A less significant input is the discount rate reflective of PSE's cost of capital used in the valuation.
The following table presents the significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value:

Puget Energy
Valuation Date	Unobservable Input	Low	High	Average
March 31, 2018	Power prices (per MWh)	$9.69	$25.30	$17.50
	Power contract costs per quarter (in thousands)	4,126	4,126	4,126

(6)	Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering the largest portion of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  Starting January 1, 2014, for non-represented employees, and December 12, 2014 for employees represented by the IBEW,participants will receive annual pay credits of 4.0% each year in the defined benefit pension or 401k plan account. They will also receive interest credits like other participants in the cash balance pension formula of the pension plan, which are at least 1.0% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, he or she will have annuity and lump sum options for distribution. PSE also maintains a non-qualified supplemental executive retirement plan (SERP) for its key senior management employees.
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
In March 2017, the FASB issued ASU 2017-07, requiring that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The Company has included in the consolidated statements of income: (i) the components of service cost within utility operations and maintenance for PSE and within non-utility expense and other for Puget Energy, and (ii) all non-service cost components in other income.

The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2018 and 2017:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$5,425	$5,018	$212	$228	$17	$20
Interest cost	6,780	7,099	530	571	110	121
Expected return on plan assets	(12,559)	(11,951)	—	—	(117)	(115)
Amortization of prior service cost	(495)	(495)	11	11	—	—
Amortization of net loss (gain)	462	—	394	269	(86)	(113)
Net periodic benefit cost	$(387)	$(329)	$1,147	$1,079	$(76)	$(87)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$5,425	$5,018	$212	$228	$17	$20
Interest cost	6,780	7,099	530	571	110	121
Expected return on plan assets	(12,569)	(11,970)	—	—	(117)	(115)
Amortization of prior service cost	(393)	(393)	11	11	—	—
Amortization of net loss (gain)	3,630	3,429	517	392	(142)	(173)
Net periodic benefit cost	$2,873	$3,183	$1,270	$1,202	$(132)	$(147)

The following table summarizes the Company’s change in benefit obligation for the periods ended March 31, 2018 and December 31, 2017:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended	Year Ended	Three Months Ended	Year Ended	Three Months Ended	Year Ended
(Dollars in Thousands)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Change in benefit obligation:
Benefit obligation at beginning of period	$700,481	$652,607	$55,754	$51,734	$11,454	$11,194
Service cost	5,425	20,081	212	913	17	72
Interest cost	6,780	28,373	530	2,285	110	500
Actuarial loss (gain)	—	40,945	—	2,722	—	725
Benefits paid	(10,650)	(40,594)	(592)	(1,900)	(279)	(1,137)
Medicare part D subsidy received	—	—	—	—	—	100
Administrative Expense	—	(931)	—	—	—	—
Benefit obligation at end of period	$702,036	$700,481	$55,904	$55,754	$11,302	$11,454

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2018 are expected to be at least $18.0 million, $5.5 million and $0.3 million, respectively. During the three months ended March 31, 2018, the Company contributed $4.5 million and $0.6 million to fund the qualified pension plan and SERP, respectively. The Company contributed an immaterial amount to fund the other postretirement plans.

(7) Regulation and Rates

General Rate Case Filing
In January 2017, PSE filed its general rate case (GRC) with the Washington Commission. The GRC filing included a required plan to address Colstrip Units 1 and 2 closures, requested that electric energy supply fixed costs be included in PSE's decoupling mechanism, and contained requests for two new mechanisms to address regulatory lag. The Washington Commission entered a final order accepting the multi-party settlement agreement and determined the contested issues in the case on December 5, 2017 and new rates became effective December 19, 2017. The settlement agreement provides for a weighted cost of capital of 7.6% or 6.55% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.5%. The settlement also resulted in a combined electric tariff change that resulted in a net increase of $20.2 million, or 0.9%, annually, and a combined natural gas tariff change that resulted in a net decrease of $35.5 million, or 3.8%, annually.
The GRC also repurposed the benefit for PTCs and hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2. As the Company monetizes PTCs, which are PTCs used on the filed tax returns, it adjusts revenues and records the benefit as an offset to its reserve for Colstrip Units 1 and 2 decommissioning and remediation costs.
For further details regarding the 2017 GRC filing, see Note 3, "Regulation and Rates" to the consolidated financial statements included in Item 8 of the Company’s Form 10-K for the period ended December 31, 2017.

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
On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 GRC to extend the decoupling mechanism with some changes to the methodology that took effect on December 19, 2017. Electric and natural gas delivery revenues will continue to be recovered on a per customer basis and electric fixed production energy costs will now be decoupled and recovered on the basis of a fixed monthly amount. The allowed decoupling revenue for electric and natural gas customers will no longer increase annually each January 1 as occurred prior to December 19, 2017. Approved revenue per customer costs can only be changed in a GRC or ERF. Approved electric fixed production energy costs can only be changed in a GRC or power cost only rate case. Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate test which limits the amount of revenues PSE can collect in its annual filings increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism will be reviewed again in PSE’s first rate case filed in or after 2021, or in a separate proceeding, if appropriate.
There is a 3.0% cap for electric and 5.0% cap for natural gas on annual decoupling increases noted above. PSE performed an analysis as of March 31, 2018 to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980-605.  If not, for GAAP purposes only, PSE will need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the revenue is forecasted to be collected within 24 months, the reserve can be reversed. The analysis indicated all deferred revenue for electric and natural gas will be collected within 24 months of the annual period; therefore, there were no adjustments to 2017 or 2018 decoupling revenue other than to record the previously unrecognized decoupling deferrals of $20.8 million at December 31, 2017.

Electric Regulation and Rates
Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the three months ended March 31, 2018, PSE incurred $5.7 million in storm-related electric transmission and distribution system restoration costs, of which no amount was deferred to a regulatory asset. This compares to $26.4 million incurred in storm-related electric transmission and distribution system restoration costs for the three months ended March 31, 2017, of which $8.8 million was deferred to a regulatory asset. Under the December 5, 2017 Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE remeasured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017 requesting deferred accounting treatment for the impacts of tax reform.   The deferral accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35.0% to 21.0%. The filing did not address excess deferred taxes or the deferred balance associated with the over-collection of income tax expense of $27.4 million for the period January 1 through April 30, 2018 (the time period that encompasses the effective date of the TCJA through May 1, 2018, the effective date of the rate change). The $27.4 million tax over-collection decreased PSE's revenue and increased the regulatory liability for a refund to customers. PSE’s proposal in the filing is to address both the excess deferred taxes and the deferred balance associated with the over-collection of income tax expense in PSE’s accounting petition. The overall impact of the rate change, based on the annual period from May 2018 through April 2019, is a revenue decrease of $72.9 million, or 3.5% for electric and $23.6 million, or 3.0% for natural gas.

(8)	Commitment and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. On July 12, 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court on September 6, 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and Talen Energy, agreed to retire the two oldest units (Units 1 and 2) no later than July 1, 2022. The Washington Commission allows full recovery in rates of the net book value (NBV) at retirement and related decommissioning costs consistent with prior precedents.
Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. The increase in depreciation caused the Colstrip Units 1 and 2 regulatory asset to be reduced to $127.8 million and $127.6 million as of March 31, 2018 and December 31, 2017, respectively. However, the full scope of decommissioning activities and costs may vary from the estimates that are available at this time. The GRC also repurposed PTCs and hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2. Additionally, PSE will accelerate the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027.

Greenwood
On March 9, 2016, a natural gas explosion occurred in the Greenwood neighborhood of Seattle, WA, damaging multiple structures. The Washington Commission Staff completed its investigation of the incident and filed a complaint on September 20, 2016. On March 28, 2017, pipeline safety regulators and PSE reached a settlement in response to the complaint. As part of the agreement, PSE agreed to pay a penalty of $1.5 million, and is currently implementing a comprehensive inspection and remediation program. However, litigation is still pending regarding damage and personal injury claims.

Other Commitments and Contingencies
There have been no material changes to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2017. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the U.S. Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility, currently under construction. All of Puget Energy's common stock is indirectly owned by Puget Holdings, LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners, Macquarie Capital Group Limited, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation. Puget Energy and PSE are collectively referred to herein as “the Company.”
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

•	Regulatory decisions allowing PSE to recover purchased power and fuel costs, on a timely basis;

•	PSE’s ability to supply electricity and natural gas, either through company-owned generation, purchase power contracts or by procuring natural gas or electricity in wholesale markets;

•	Equal sharing between PSE and its customers of earnings which exceed PSE's authorized rate of return (ROR);

•	Availability and access to capital and the cost of capital;

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

Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended March 31, 2018 is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2018 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Utilities and Transportation Commission (Washington Commission). The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Accordingly, the Company will need to seek rate relief on a regular and frequent basis in the foreseeable future. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost-effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment is not reasonable or prudent, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.
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

General Rate Case Filing
In January 2017, PSE filed its general rate case (GRC) with the Washington Commission. The Washington Commission entered a final order accepting the multi-party settlement agreement and determined the contested issues in the case on December 5, 2017 and new rates became effective December 19, 2017. For further details regarding the 2017 GRC filing, see Note 3, "Regulation and Rates" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2017.

Washington Commission Tax Deferral Filing
The Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law in December 2017. As a result of this change, PSE remeasured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017 requesting deferred accounting treatment for the impacts of tax reform.   The deferral accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35% to 21%. The filing did not address excess deferred taxes or the deferred balance associated with the over collection of income tax expense for the period January 1 through April 30, 2018 (the time period that encompasses the effective date of the TCJA through May 1, 2018, the requested effective date of the rate change). PSE’s proposal in the filing is to address both the excess deferred taxes and the deferred balance associated with the over collection of income tax expense in PSE’s accounting petition.
The Washington Commission approved the following PSE requests to change rates under its electric and natural gas tax deferral filing:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Electric:
May 1, 2018	(3.5)%	$(72.9)
Natural Gas:
May 1, 2018	(3.0)	(23.6)

Decoupling Filings
On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 GRC to extend the decoupling mechanism with some changes to the methodology that took effect on December 19, 2017. Electric and natural gas delivery revenues will continue to be recovered on a per customer basis and electric fixed production energy costs will now be decoupled and recovered on the basis of a fixed monthly amount. The allowed decoupling revenue for electric and natural gas customers will no longer increase annually each January 1 as occurred prior to December 19, 2017. Approved revenue per customer costs can only be changed in a GRC or expedited rate filing (ERF). Approved electric fixed production energy costs can only be changed in a GRC or power cost only rate case. Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate cap which limits the amount of revenues PSE can collect in its annual filings increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism is to be reviewed again in PSE's first GRC filed in or after 2021, or in a separate proceeding, if appropriate.
The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
May 1, 2018	(1.1)%	$(25.2)
May 1, 2017	2.0	41.9
May 1, 2016	1.0	20.8
Natural Gas:
May 1, 2018	1.7%	$15.9
May 1, 2017	2.4	22.4
May 1, 2016	2.8	25.4
_______________

[1]
The increase in revenue is net of reductions from excess earnings of $12.4 million for electric and $4.9 million for natural gas effective May 1, 2018, $11.9 million for electric and $2.2 million for natural gas effective May 1, 2017, and $11.9 million for electric and $5.5 million for natural gas effective May 1, 2016.

As noted earlier, at the time of the filings below, the Company was also limited to a 3.0% annual decoupling related cap on increases in total revenue. This limitation has been triggered as follows for natural gas with no impacts to electric:

Effective Date Accrued Through	Deferrals not Included in Annual Rate Increases (Dollars in Millions)
Natural Gas:
2016	$47.4
2015	28.7

Existing deferrals after December 2017 may be included in customer rates beginning in May 2019, subject to subsequent application of the earnings test and the cap on decoupling related rate increases, which for natural gas customers, was changed from 3.0% to 5.0% as a result of the Washington Commission order in PSE's GRC.

Electric Rates
Power Cost Adjustment Mechanism
PSE currently has a power cost adjustment (PCA) mechanism that provides for the deferral of power costs that vary from the “power cost baseline” level of power costs. The “power cost baseline” levels are set, in part, based on normalized assumptions about weather and hydroelectric conditions.  Excess power costs or savings are apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism and will trigger a surcharge or refund when the cumulative deferral trigger is reached.
Effective January 1, 2017 the following graduated scale is used in the PCA mechanism:

	Company's Share		Customers’ Share
Annual Power Cost Variability	Over	Under	Over	Under
Over or Under Collected by up to $17 million	100%	100%	—%	—%
Over or Under Collected by between $17 million - $40 million	35	50	65	50
Over or Under Collected beyond $40 + million	10	10	90	90

On September 30, 2016, PSE filed an accounting petition with the Washington Commission which requested deferral of the variances, either positive or negative, between the fixed costs previously recovered in the PCA and the revenue received to cover the allowed fixed costs.  The deferral period requested was January 1, 2017 through December 31, 2017 when rates went into effect from PSE's 2017 GRC.  On November 10, 2016, the Washington Commission issued Order No. 01 approving PSE’s accounting petition. With the final determination in PSE’s GRC, this deferral ceased with the rate effective date of December 19, 2017.
For the three months ended March 31, 2018, in its PCA mechanism, PSE over recovered its power costs by $6.5 million of which no amount was apportioned to customers.  This compares to an under recovery of power costs of $10.0 million for the three months ended March 31, 2017 of which no amounts were apportioned to customers. Power costs decreased in 2018 compared to 2017, although the effect of the lower power costs in the PCA mechanism was offset by a decrease in load used to calculate the baseline amount and a slightly lower baseline rate in 2018.

Electric Conservation Rider
The electric conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January and to true-up for the difference between actual conservation expenditures and the forecasted conservation expenditures from the prior year as well as the difference between actual load and the forecasted load set in rates.
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2018	(0.8)%	$(18.0)
May 1, 2017	0.7	16.5
May 1, 2016	(0.5)	(11.7)

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

The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2018	(0.1)%	$(1.3)
May 1, 2017	(0.04)	(0.9)
May 1, 2016	0.3	5.7

Federal Incentive Tracker Tariff
The Federal Incentive Tracker Tariff passes through to customers the benefits associated with the wind-related treasury grants. The filing results in a credit back to customers for pass-back of treasury grant amortization and pass-through of interest and any related true-ups. The filing is adjusted annually for new federal benefits, actual versus forecast interest and to true-up for the difference between actual load and the forecasted load set in rates. Rates change annually on January 1. Additionally, this tracker is impacted by the TCJA previously discussed. Accordingly, PSE filed for a one-time rate change to be effective May 1, 2018 to recognize the decrease in the federal corporate income tax rate from 35% to 21%.
The following table sets forth the federal incentive tracker tariff revenue requirement approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates from prior year	Total credit to be passed back to eligible customers (Dollars in Millions)
May 1, 2018	0.4%	$(40.1)
January 1, 2018	0.2	(48.2)
January 1, 2017	0.3	(51.7)
January 1, 2016	(0.2)	(57.3)

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

Natural Gas Rates
Natural Gas Conservation Rider
The natural gas conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January and to true-up for the difference between actual conservation expenditures and forecasted conservation expenditures from the prior year as well as the difference between actual load and the forecasted load set in rates.
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)

May 1, 2018	—%	$0.1
May 1, 2017	(0.1)	(1.0)
May 1, 2016	0.3	2.9

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2018	(0.2)%	$(2.2)
May 1, 2017	(0.1)	(1.1)
May 1, 2016	0.4	3.5

Natural Gas Cost Recovery Mechanism
The purpose of the cost recovery mechanism (CRM) is to recover capital costs related to projects included in PSE's pipe replacement program plan on file with the Washington Commission with the intended effect of enhancing the safety of the natural gas distribution system. Rates change annually on November 1.
The following table sets forth CRM rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2017	0.5%	$4.9
November 1, 2016	0.6	5.6

Purchased Gas Adjustment
PSE has a purchased gas adjustment (PGA) mechanism that allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable or payable balance in the PGA mechanism reflects an under recovery or over recovery, respectively, of natural gas cost through the PGA mechanism. Rates change annually on November 1.
The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective date:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2017	(3.3)%	$(30.8)
November 1, 2016	(0.4)	(4.1)

Other Proceedings
Large Customer Retail Wheeling
On October 7, 2016, PSE filed a tariff to provide open access service to a narrow set of qualifying customers. Subsequent to that tariff filing, parties to the case reached an all-party settlement that converted the tariff to a special contract only allowing retail access for the loads of the Microsoft Corporation currently being served under PSE’s electric Schedule 40. The special contract includes the following conditions: (i) Microsoft must exceed Washington State’s current renewable portfolio standards, (ii) the remainder of power sold to Microsoft must be carbon free, (iii) there will be no reduction in Microsoft's funding of PSE’s conservation programs, (iv) Microsoft will pay a transition fee that will be a straight pass-through to customers and (v) Microsoft will fund enhanced low-income support. A definitive agreement among the parties, the special contract and supportive testimony were filed with the Washington Commission on April 11, 2017 with hearings that occurred on May 3, 2017. The Washington Commission issued an order on July 13, 2017 approving PSE’s special contract with Microsoft. Microsoft cannot begin taking service under the special contract until it has the required metering installed, has contracts for the supply and transmission of its power supply and pays the transition fee.

Voluntary Long-Term Renewable Energy
On September 28, 2016, the Washington Commission approved PSE's tariff revision to create an additional voluntary renewable energy product, effective September 30, 2016. This provides customers with electric generation resource options to help them meet their sustainability goals. Incremental costs of the program will be allocated to the voluntary participants of the program as is the case with PSE’s existing Green Power programs. PSE initially offered this service, Green Direct, to larger customers (aggregated annual loads greater than 10,000 MWh) and government customers. The initial resource option offered under this rate schedule is a new wind generation facility with the capacity of approximately 136.8 MW that will be constructed in the region by a developer under contract to PSE to meet the demand for this voluntary renewable energy product. PSE anticipates that customers will start receiving energy through this program in 2019. Twenty-one customers have fully subscribed to the anticipated output of the project.
For additional information, see Note 7, "Regulation and Rates" to the consolidated financial statements included in Item 1 of this report.

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

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory. The following chart displays the details of PSE's electric margin changes for the three months ended March 31, 2017 and 2018:
______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended March 31, 2017 compared to 2018
Electric Operating Revenue
Electric operating revenues increased $30.7 million primarily due to transportation and other revenues of $23.3 million, decoupling revenue of $17.4 million; partially offset by lower electric retail sales of $8.0 million and other decoupling revenue of $4.3 million.  These items are discussed in detail below.

•
Electric retail sales decreased $8.0 million due to a decrease of $32.3 million from lower retail electricity usage of 4.7% compared to the prior year and partially offset by an increase in rates of $24.3 million due to the decoupling rate mechanism rate increase of 2.0% annually effective May 2017 and the GRC rate increase of 0.9% annually effective December 2017. The reduced usage was due to a decrease of residential and commercial use per customer of 6.2% and 2.6%, respectively, and a decrease in heating degree days of 10.9% compared to 2017.

•
Sales to other utilities increased $2.3 million due to increased generation of wind and hydro of 53.3% and 20.2%, respectively and lower retail electricity usage as explained above in electric retail sales.

•
Decoupling revenue increased $17.4 million primarily due to PCA fixed cost deferrals. In the prior year, the PCA fixed cost deferrals were not load shaped within the mechanism, which lead to a large over-collection. In the current year, these are load shaped within the decoupling mechanism to more accurately reflect annual load trends. This increase was partially offset by a decrease in decoupling deferrals, driven by a decrease in allowed revenue per customer year-over-year.

•
Other decoupling revenue decreased $4.3 million due to the following: (i) increase in cash collections of $1.4 million due to higher amortization rates, (ii) In 2016, there was $1.3 million of decoupling deferred revenue that could not be collected within 24 months. This was recognized in the first quarter of 2017 as it met the alternative revenue program revenue recognition guidelines. There was no deferred revenue at 2017 year end and therefore, no additional revenue recognized in the first quarter of 2018, and (iii) in the first quarter of 2018, a true up of $1.5 million was recorded for electric ROR to $11.8 million.

•
Transportation and other revenue increased $23.3 million primarily due to a change in production tax credit (PTC) deferral revenue of $43.6 million for the repurpose of the PTCs; partially offset by tax reform deferrals for revenue subject to refunds of $18.9 million and a decrease in net wholesale natural gas sales of $2.7 million due to decreased purchased electricity, as discussed below.

Electric Power Costs
Electric power costs decreased $34.8 million primarily due to a decrease of $25.4 million of purchased electricity costs and a decrease of $8.9 million of electric generation fuel expense. These items are discussed in detail below:

•
Purchased electricity expense decreased $25.4 million primarily due to a 9.8% decrease in wholesale electricity purchases and a 4.7% decrease in prices. The decrease in purchases was primarily driven by a decrease in load and an increase of wind and hydro production of 53.3% and 20.2%, respectively, which decreased the need to purchase additional wholesale power.

•
Electric generation fuel expense decreased $8.9 million primarily due to a $9.0 million reduction in combustion turbine generation costs as a result of a 15.1% reduction in combustion turbine generation due to favorable wholesale electricity prices and windy and hydro production.

Natural Gas Margin
Natural gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE’s service territory. The PGA mechanism passes through to customers increases or decreases in the natural gas supply portion of the natural gas service rates based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs. PSE's margin or net income is not affected by changes under the PGA mechanism because over-and-under recoveries of natural gas costs included in baseline PGA rates are deferred and either refunded or collected from customers, respectively, in future periods.

The following chart displays the details of PSE's natural gas margin changes for the three months ended March 31, 2017 and 2018:

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended March 31, 2017 compared to 2018
Natural Gas Operating Revenue
Natural gas operating revenue decreased $69.8 million primarily due to a decrease of $49.7 million in total retail sales due to a decrease of natural gas usage, a decrease of $16.0 million in other decoupling revenue and a decrease in transportation and other revenue of $8.6 million, partially offset by a $4.5 million increase in decoupling revenue. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $49.7 million due to a decrease of $35.9 million in natural gas sales, which is a result of a decrease in natural gas load of 9.0% from 2017 and a decrease in revenue per therm of $36.5 million. The decrease in revenue per therm was primarily due to a rate changes from the following filings: GRC which decreased rates 3.8% annually effective December 2017, PGA which decreased rates 3.3% annually effective November 2017 and is offset by an increase in decoupling rates of 2.4% annually effective May 2017, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes. Natural gas load decreased primarily due to the decrease in average therms used per residential and commercial customers of 10.6% and 8.0%, respectively, compared to 2017, as a result of a 10.9% decrease in heating degree days, which decreased the natural gas heating load compared to prior year.

•
Decoupling revenue increased $4.5 million primarily due to a decrease in use per customer, driven by a decrease in heating degree days as discussed above in natural gas retail sales. This caused actual revenue to decrease below PSE's allowed revenue, which increased decoupled revenue in 2018.

•
Other decoupling revenue decreased $16.0 million year-over-year due to the following: (i) in 2016, there was $19.6 million of decoupling deferred revenue that could not be collected within 24 months. This was recognized in the first quarter of 2017 as it met the alternative revenue program revenue recognition guidelines. There was no deferred revenue at 2017 year end and therefore, no additional revenue recognized in the first quarter of 2018, (ii) decrease in ROR earnings cash refund due to less ROR pass-back in 2018 compared 2017, and (iii) decreases were offset by an increase in ROR sharing due to a true-up of $3.4 million was recorded for natural gas ROR to actual of $4.7 million.

•	Transportation and other revenue decreased $8.6 million primarily due to tax reform deferrals for revenue subject to refund of $8.5 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $25.2 million due to a decrease in natural gas costs included in PGA rates effective November 1, 2017 as compared to those effective November 1, 2016, and a decrease in natural gas usage of 9.0%.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended March 31, 2017 and 2018:

Three Months Ended March 31, 2017 compared to 2018
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments expense decreased $20.3 million from a loss of $19.3 million. The primary driver for the decrease in losses consists of a $21.6 million gain due to an increase in electricity and natural gas forward prices of 6.4% and 2.4%, respectively. The increase in the weighted average wholesale electric and natural gas forward prices resulted in a $5.6 million gain and a $16.0 million gain, respectively.

•
Utility operations and maintenance expense increased $8.5 million primarily driven by increased increased electric operations third-party service provider costs of $3.0 million, natural gas distribution system integrity costs of $3.0 million and an increase in labor expense in 2018 as compared to 2017.

•
Depreciation and amortization expense increased $71.3 million primarily due to a depreciation rate change effective December 2017 as a result of the GRC which increased and the following: (i) amortization of PTC regulatory liability of $43.6 million in 2018; (ii) electric depreciation expense increased $15.6 million, primarily due to net asset additions to production and distribution of $23.0 million and $5.4 million, respectively; (iii) an increase of $4.1 million due to net additions of $43.7 million of computer software; (iv) conservation amortization increased $3.1 million primarily due to an increase of electric rate change, partially offset by lower customer usage and heating degree days in 2018 as compared to 2017; (v) an increase of Lower Snake River U.S. Treasury interest amortization of $1.3 million; these increases were partially offset by (vi) a decrease in natural gas depreciation expense of $3.7 million primarily due to a depreciation rate change to a lower rate.

•
Taxes other than income taxes decreased $7.5 million primarily due to decreases in municipal taxes of $3.0 million and state excise taxes of $2.3 million, as a result of a decrease in revenue; additionally, a decrease of $2.5 million related to the property tax tracker, which decreased due to load.

Other Income, Interest Expense and Income Tax Expense

•
Income tax expense decreased $50.1 million primarily driven by the following: (i) approximately $26.0 million from the impact of tax reform with a decrease in statutory tax rate from 35% to 21%, (ii) a decrease in pre-tax income with a tax effect of approximately $6.0 million, and (iii) approximately $12.0 million due to the amortization of utility plant excess deferred taxes. The impact of tax reform has had a significant effect on the effective tax rate for PSE and Puget Energy. Management estimates the effective tax rate for 2018 to be between 10% and 15% for PSE and between 6% and 12% for Puget Energy.

Puget Energy
Primarily, all operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three months ended March 31, 2017 and 2018 are as follows:

Three months ended March 31, 2017 compared to 2018
Summary Results of Operation
Puget Energy’s net income increased for the three months ended March 31, 2018 by $19.3 million primarily due to PSE's increase in net income. No additional factors significantly impacted Puget Energy's net income.

Capital Requirements
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2018, there were no material changes to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

The following are the Company's aggregate availability under commercial commitments as of March 31, 2018:

Puget Sound Energy and Puget Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Commercial commitments:
PSE revolving credit facility[1]	800,000	—	—	800,000	—
Inter-company short-term debt[2]	$30,000	$—	$—	$—	$30,000
Total PSE commercial commitments	830,000	—	—	800,000	30,000
Puget Energy revolving credit facility[3]	684,221	—	—	684,221	—
Less: Inter-company short-term debt elimination[2]	$(30,000)	$—	$—	$—	$(30,000)
Total Puget Energy commercial commitments	1,484,221	—	—	1,484,221	—
_______________

[1]	For more information, see "Financing Program - Puget Sound Energy - in the Management's Discussion and Analysis Section".

[2]	For more information, see "Financing Program - Puget Sound Energy - in the Management's Discussion and Analysis Section".

[3]	For more information, see "Financing Program - Puget Energy - in the Management's Discussion and Analysis Section".

Off-Balance Sheet Arrangements
As of March 31, 2018, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to support reliable energy delivery, meet regulatory requirements, and customer growth.  Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $221.1 million for the three months ended March 31, 2018. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Millions)	2018	2017	Change
Net income	$163,037	$143,092	$19,945
Non-cash items[1]	194,057	232,996	(38,939)
Changes in cash flow resulting from working capital[2]	57,233	65,739	(8,506)
Regulatory assets and liabilities	20,871	(2,073)	22,944
Other noncurrent assets and liabilities[3]	(14,344)	(17,088)	2,744
Net cash provided by operating activities	$420,854	$422,666	$(1,812)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayment, PGA, accounts payable and accrued expenses.

[3]	Other non-current assets and liabilities include funding of pension liability.

Three Months Ended March 31, 2018 compared to 2017
Cash generated from operations for the three months ended March 31, 2018 decreased by $1.8 million including a net income increase of $19.9 million. The following are significant factors that impacted PSE's cash flows from operations:

•
Cash flow adjustments resulting from non-cash items decreased $38.9 million primarily due to changes in deferred income tax and tax credits of $45.7 million, production tax credit monetization of $43.6 million and derivative instruments of $20.3 million offset by changes in depreciation and amortization of $69.2 million. For further discussion, see note 7, Regulation and Rates and MD&A, Other Operating Expenses in Item 2.

•	Cash flow resulting from regulatory assets and liabilities increased $22.9 million primarily due revenue subject to refund.

Puget Energy	Three Months Ended March 31,
(Dollars in Millions)	2018	2017	Change
Net income	$146,897	$127,550	$19,347
Non-cash items[1]	191,680	226,404	(34,724)
Changes in cash flow resulting from working capital[2]	57,533	71,777	(14,244)
Regulatory assets and liabilities	20,871	(2,073)	22,944
Other noncurrent assets and liabilities[3]	(17,660)	4,543	(22,203)
Net cash provided by operating activities	$399,321	$428,201	$(28,880)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, PGA, accounts payable and accrued expenses.

[3]	Other noncurrent assets and liabilities include funding of pension liability.

Three Months Ended March 31, 2018 compared to 2017
Cash generated from operations for the three months ended March 31, 2018 decreased by $28.9 million compared to the same period in 2017.  The net difference was primarily impacted by the factors explained below

•	Cash flow resulting from working capital decreased $5.7 million primarily due to a changes in accounts receivable.

•
Cash flow resulting from other noncurrent assets and liabilities decreased $24.9 million primarily due to the reclassification of construction work-in-process related to other property and investments.

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

Puget Sound Energy
Credit Facilities
As of March 31, 2018, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. The unsecured revolving credit facility matures in October 2022.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of March 31, 2018, PSE was in compliance with all applicable covenant ratios.
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
As of March 31, 2018, no amounts were drawn and outstanding under PSE's credit facility. No letters of credit were outstanding and $370.7 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $3.1 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  As of March 31, 2018, PSE had no outstanding balance under the Note.

Long Term Debt
On March 5, 2018, PSE commenced a tender offer and related consent solicitation to purchase any and all of the outstanding $250.0 million 6.974% Series A Enhanced Junior Subordinated Notes due June 1, 2067. Holders of the notes received $1,005 per $1,000 principal amount of notes plus accrued and unpaid interest for notes tendered and accepted by the early tender payment deadline of March 16, 2018. Holders of notes tendered after the early tender payment deadline, but prior to the tender offer expiration on April 2, 2018 were to receive the tender offer consideration of $975 per $1,000 of principal amount of the notes plus accrued but unpaid interest. A total of $193.4 million in principal amount of notes were tendered by the early payment deadline and no notes were tendered after the early payment deadline. On March 20, 2018, $194.9 million was paid to the holders of the tendered notes. This amount included the principal, early tender consideration and accrued interest up to, but not including March 20, 2018.
Concurrently with the tender offer, PSE solicited consents from a majority (in principal amount) of the holders of PSE’s 6.274% Senior Notes due March 15, 2037 to terminate the replacement capital covenant granted to the holders of those notes. The termination of the covenant was necessary because it included restrictions related to repurchases, redemptions and repayments of the 6.974% Series A Enhanced Junior Subordinated Notes. PSE received consents from holders of 87.7% of the 6.274% Senior Notes and paid a consent fee totaling $2.6 million to those holders on March 19, 2018.

On March 28, 2018, PSE issued a notice of redemption, effective April 27, 2018, for the remaining $56.6 million principal amount of the 6.974% Series A Enhanced Junior Subordinated Notes. The notes were redeemed at a price equal to 100% of their principal amount plus accrued and unpaid interest up to, but excluding the redemption date.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at March 31, 2018, PSE could issue:

•
Approximately $2.6 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $4.3 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2018; and

•
Approximately $525.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $875.0 million of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at March 31, 2018.

At March 31, 2018, PSE had approximately $7.0 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On November 21, 2016, PSE filed a shelf registration statement under which it may issue, as of the date of this report, up to $800.0 million aggregate principal amount of senior notes secured by first mortgage bonds. The shelf registration will expire in November 2019.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At March 31, 2018, approximately $776.1 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 49.7% at March 31, 2018 and the EBITDA to interest expense was 5.7 to 1.0 for the twelve months ended March 31, 2018.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Puget Energy
Credit Facility
At March 31, 2018, Puget Energy maintained an $800.0 million credit facility which matures in October 2022. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of March 31, 2018, there was $115.8 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of March 31, 2018, Puget Energy was in compliance with all applicable covenants.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.8 to 1.0 for the twelve months ended March 31, 2018.
At March 31, 2018, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements in Item I of this report.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in Colstrip Units 3 and 4. On March 6, 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. On July 12, 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court on September 6, 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and Talen Energy, agreed to retire the two oldest units (Units 1 and 2) no later than July 1, 2022. The Washington Commission allows full recovery in rates of the net book value (NBV) at retirement and related decommissioning costs consistent with prior precedents.
Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. The increase in depreciation caused the Colstrip Units 1 and 2 regulatory asset to be reduced to $127.8 million and $127.6 million as of March 31, 2018 and December 31, 2017, respectively. However, the full scope of decommissioning activities and costs may vary from the estimates that are available at this time. The GRC also repurposed PTCs and hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2. Additionally, PSE will accelerate the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027.

Greenwood
On March 9, 2016, a natural gas explosion occurred in the Greenwood neighborhood of Seattle, WA, damaging multiple structures. The Washington Commission Staff completed its investigation of the incident and filed a complaint on September 20, 2016. On March 28, 2017, pipeline safety regulators and PSE reached a settlement in response to the complaint. As part of the agreement, PSE agreed to pay a penalty of $1.5 million, and is currently implementing a comprehensive inspection and remediation program. However, litigation is still pending regarding damage and personal injury claims.

Regional Haze Rule
On January 10, 2017, the EPA provided revisions to the Regional Haze Rule which were published in the Federal Register. Among other things, these revisions delayed new Regional Haze review from 2018 to 2021, however, the end date will remain 2028. Aspects of these revisions are currently being challenged by various entities nationwide and PSE is unable to predict the outcome. In the meantime, the state of Montana has indicated plans to work on and submit a State Implementation Plan for the second planning period.

Clean Air Act 111(d)/EPA Clean Power Plan
In June 2014, the EPA issued a proposed Clean Power Plan (CPP) rule under Section 111(d) of the Clean Air Act designed to regulate GHG emissions from existing power plants. The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals. The EPA published a final rule on October 23, 2015. The rule was being challenged by other states and parties, and the Supreme Court granted a stay of the rule on February 9, 2016 until the litigation is resolved. On March 31, 2017, the EPA Administrator, Scott Pruitt, signed a notice of withdrawal of the proposed CPP federal plan and model trading rules and, on October 10, 2017, the EPA proposed to repeal the CPP rule and is currently accepting comment on the proposal. Challenges to the CPP rule remain pending before the U.S. Court of Appeals for the D.C. Circuit, but have been stayed while the EPA considers administrative action on the rule. PSE is still reviewing the impact of these developments.

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
On September 27, 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. On September 30, 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. On December 15, 2017, the Thurston County Superior Court invalidated the CAR. The federal court litigation currently is stayed pending resolution of the state case.

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
The Tacoma LNG facility is currently under construction. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. As of March 31, 2018, Puget LNG has incurred $124.4 million in construction work in progress and operating costs related to Puget LNG’s portion of the Tacoma LNG facility. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, counterparty credit risk, as well as interest rate risk. PSE maintains risk policies and procedures to help manage the various risks. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy's internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE's internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, PSE's internal control over financial reporting.
During 2017, PSE implemented internal controls covering the evaluation and assessment of revenue contracts related to the adoption of the new revenue recognition standard as of January 1, 2018.

PART II                  OTHER INFORMATION

Item 1.     Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of March 31, 2018.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitment and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.

Item 1A.     Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the period ended December 31, 2017.

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

4.1	Third Supplemental Indenture dated March 19, 2018. (incorporated herein by reference to Exhibit 4.1 to Puget Sound Energy's Current Report on Form 8-K, Commission File No. 1-4393).
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

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2013 through 2017 and three months end March 31, 2018).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2013 through 2017 and three months ended March 31, 2018).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2018 filed on May 2, 2018 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

__________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	May 2, 2018