Form 10-Q
period 2018-06-01
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2018-08-02
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

DEFINITIONS

ARO	Asset Retirement and Environmental Obligations
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EIM	Energy Imbalance Market
ERF	Expedited Rate Filing
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GRC	General Rate Case
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PTC	Production Tax Credit
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings, LLC
Puget LNG	Puget Liquid Natural Gas
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
TCJA	Tax Cuts and Jobs Act
Washington Commission	Washington Utilities and Transportation Commission
WSPP	WSPP, Inc.

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenue:
Electric	$501,510	$529,807	$1,201,196	$1,198,792
Natural gas	160,196	180,105	490,480	580,169
Other	10,146	9,855	18,184	18,038
Total operating revenue	671,852	719,767	1,709,860	1,796,999
Operating expenses:
Energy costs:
Purchased electricity	129,114	129,799	283,320	309,381
Electric generation fuel	29,750	34,163	72,173	85,473
Residential exchange	(16,091)	(15,121)	(40,035)	(38,568)
Purchased natural gas	53,872	63,183	181,487	215,984
Unrealized (gain) loss on derivative instruments, net	(6,911)	3,834	(7,907)	23,121
Utility operations and maintenance	140,131	145,555	300,655	297,618
Non-utility expense and other	8,419	6,144	21,249	11,339
Depreciation and amortization	152,105	119,457	336,617	234,710
Conservation amortization	24,025	25,691	60,888	60,453
Taxes other than income taxes	73,347	77,032	184,535	195,731
Total operating expenses	587,761	589,737	1,392,982	1,395,242
Operating income (loss)	84,091	130,030	316,878	401,757
Other income (expense):
Other income	8,116	6,263	21,573	12,223
Other expense	(2,330)	(2,042)	(4,428)	(3,257)
Non-hedged interest rate swap (expense) income	—	—	—	28
Interest charges:
AFUDC	3,318	2,555	6,201	4,730
Interest expense	(86,084)	(88,409)	(174,410)	(176,991)
Income (loss) before income taxes	7,111	48,397	165,814	238,490
Income tax (benefit) expense	3,469	13,122	15,272	75,665
Net income (loss)	$3,642	$35,275	$150,542	$162,825

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$3,642	$35,275	$150,542	162,825
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $60, $(115), $120, and $359, respectively	227	(214)	453	666
Reclassification of stranded taxes to retained earnings due to tax reform	—	—	(5,230)	—
Other comprehensive income (loss)	227	(214)	(4,777)	666
Comprehensive income (loss)	$3,869	$35,061	$145,765	$163,491

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) ASSETS

	June 30, 2018	December 31, 2017
Utility plant (at original cost, including construction work in progress of $637,322 and $495,937, respectively):
Electric plant	$8,305,168	$8,135,847
Natural gas plant	3,444,954	3,307,545
Common plant	905,018	811,815
Less: Accumulated depreciation and amortization	(2,623,659)	(2,428,524)
Net utility plant	10,031,481	9,826,683
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	222,170	182,355
Total other property and investments	1,878,683	1,838,868
Current assets:
Cash and cash equivalents	8,117	26,616
Restricted cash	10,083	10,145
Accounts receivable, net of allowance for doubtful accounts of $10,716 and $8,901, respectively	218,306	341,110
Unbilled revenue	123,214	222,186
Materials and supplies, at average cost	112,913	107,003
Fuel and natural gas inventory, at average cost	51,084	49,908
Unrealized gain on derivative instruments	19,872	22,247
Prepaid expense and other	23,418	21,996
Power contract acquisition adjustment gain	8,480	12,207
Total current assets	575,487	813,418
Other long-term and regulatory assets:
Power cost adjustment mechanism	4,651	4,576
Regulatory assets related to power contracts	17,754	19,454
Other regulatory assets	818,081	948,532
Unrealized gain on derivative instruments	3,589	2,158
Power contract acquisition adjustment gain	159,168	162,711
Other	84,159	74,389
Total other long-term and regulatory assets	1,087,402	1,211,820
Total assets	$13,573,053	$13,690,789

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) CAPITALIZATION AND LIABILITIES

	June 30, 2018	December 31, 2017
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	565,600	465,355
Accumulated other comprehensive income (loss), net of tax	(29,059)	(24,282)
Total common shareholder’s equity	3,845,498	3,750,030
Long-term debt:
First mortgage bonds and senior notes	3,764,412	3,164,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	—	250,000
Long-term debt	1,939,551	1,902,600
Debt discount, issuance costs and other	(220,632)	(220,943)
Total long-term debt	5,645,191	5,257,929
Total capitalization	9,490,689	9,007,959
Current liabilities:
Accounts payable	308,305	359,586
Short-term debt	28,000	329,463
Current maturities of long-term debt	—	200,000
Purchased gas adjustment payable	38,645	16,051
Accrued expenses:
Taxes	104,092	117,948
Salaries and wages	42,180	53,220
Interest	69,564	73,564
Unrealized loss on derivative instruments	49,776	64,859
Power contract acquisition adjustment loss	2,585	2,762
Other	93,900	80,206
Total current liabilities	737,047	1,297,659
Other long-term and regulatory liabilities:
Deferred income taxes	774,195	746,868
Unrealized loss on derivative instruments	15,123	21,235
Regulatory liabilities	743,766	731,587
Regulatory liability for deferred income taxes	994,987	1,011,626
Regulatory liabilities related to power contracts	167,647	174,918
Power contract acquisition adjustment loss	15,169	16,693
Other deferred credits	634,430	682,244
Total other long-term and regulatory liabilities	3,345,317	3,385,171
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$13,573,053	$13,690,789

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$150,542	$162,825
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	336,617	234,710
Conservation amortization	60,888	60,453
Deferred income taxes and tax credits, net	10,567	75,665
Net unrealized (gain) loss on derivative instruments	(7,907)	22,980
AFUDC – equity	(7,146)	(6,766)
Production tax credit monetization	(51,181)	—
Other non-cash	7,377	8,283
Funding of pension liability	(9,000)	(18,000)
Regulatory assets and liabilities	4,591	(46,101)
Other long-term assets and liabilities	(12,611)	4,281
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	220,207	196,179
Materials and supplies	(5,910)	5,606
Fuel and natural gas inventory	(1,176)	2,473
Prepayments and other	(1,422)	13,900
Purchased gas adjustment	22,594	13,765
Accounts payable	(47,040)	(49,478)
Taxes payable	(13,856)	(9,296)
Other	(16,937)	(5,809)
Net cash provided by (used in) operating activities	639,197	665,670
Investing activities:
Construction expenditures – excluding equity AFUDC	(490,623)	(496,652)
Other	1,956	(6,642)
Net cash provided by (used in) investing activities	(488,667)	(503,294)
Financing activities:
Change in short-term debt, net	(301,463)	(240,763)
Dividends paid	(55,525)	(132)
Proceeds from long-term debt and bonds issued	631,701	48,073
Redemption of bonds and notes	(450,000)	—
Other	6,196	9,003
Net cash provided by (used in) financing activities	(169,091)	(183,819)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(18,561)	(21,443)
Cash, cash equivalents, and restricted cash at beginning of period	36,761	41,296
Cash, cash equivalents, and restricted cash at end of period	$18,200	$19,853
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$164,823	$163,228
Cash payments (refunds) for income taxes	5,169	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$97,614	$54,419

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenue:
Electric	$501,510	$529,807	$1,201,196	$1,198,792
Natural gas	160,196	180,105	490,480	580,169
Other	10,146	9,855	18,184	18,038
Total operating revenue	671,852	719,767	1,709,860	1,796,999
Operating expenses:
Energy costs:
Purchased electricity	129,114	129,799	283,320	309,381
Electric generation fuel	29,750	34,163	72,173	85,473
Residential exchange	(16,091)	(15,121)	(40,035)	(38,568)
Purchased natural gas	53,872	63,183	181,487	215,984
Unrealized (gain) loss on derivative instruments, net	(6,911)	3,834	(7,907)	23,121
Utility operations and maintenance	140,131	145,555	300,655	297,618
Non-utility expense and other	10,834	9,374	20,614	17,865
Depreciation and amortization	152,080	119,457	336,570	234,710
Conservation amortization	24,025	25,691	60,888	60,453
Taxes other than income taxes	73,347	77,032	184,535	195,731
Total operating expenses	590,151	592,967	1,392,300	1,401,768
Operating income (loss)	81,701	126,800	317,560	395,231
Other income (expense):
Other income	8,113	6,126	15,756	12,086
Other expense	(2,330)	(2,042)	(4,428)	(3,257)
Interest charges:
AFUDC	3,318	2,555	6,201	4,730
Interest expense	(57,020)	(59,991)	(116,575)	(120,453)
Income (loss) before income taxes	33,782	73,448	218,514	288,337
Income tax (benefit) expense	7,004	22,794	28,696	94,591
Net income (loss)	$26,778	$50,654	$189,818	$193,746

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$26,778	$50,654	$189,818	$193,746
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $761, $1,143, $1,522, and $2,875, respectively	2,863	2,123	5,727	5,339
Amortization of treasury interest rate swaps to earnings, net of tax of $26, $43, $51, and $86, respectively	96	79	192	158
Reclassification of stranded taxes to retained earnings due to tax reform	—	—	(27,333)	—
Other comprehensive income (loss)	2,959	2,202	(21,414)	5,497
Comprehensive income (loss)	$29,737	$52,856	$168,404	$199,243

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2018	December 31, 2017
Utility plant (at original cost, including construction work in progress of $637,322 and $495,937, respectively):
Electric plant	$10,389,267	$10,232,771
Natural gas plant	4,018,260	3,882,733
Common plant	935,706	843,145
Less: Accumulated depreciation and amortization	(5,311,752)	(5,131,966)
Net utility plant	10,031,481	9,826,683
Other property and investments:
Other property and investments	77,109	76,350
Total other property and investments	77,109	76,350
Current assets:
Cash and cash equivalents	7,104	25,864
Restricted cash	10,083	10,145
Accounts receivable, net of allowance for doubtful accounts of $10,716 and $8,901, respectively	224,901	343,546
Unbilled revenue	123,214	222,186
Materials and supplies, at average cost	112,913	107,003
Fuel and natural gas inventory, at average cost	49,761	48,585
Unrealized gain on derivative instruments	19,872	22,247
Prepaid expense and other	23,418	21,996
Total current assets	571,266	801,572
Other long-term and regulatory assets:
Power cost adjustment mechanism	4,651	4,576
Other regulatory assets	818,081	948,540
Unrealized gain on derivative instruments	3,589	2,158
Other	81,862	71,827
Total other long-term and regulatory assets	908,183	1,027,101
Total assets	$11,588,039	$11,731,706

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2018	December 31, 2017
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,275,105	3,275,105
Retained earnings	566,758	452,066
Accumulated other comprehensive income (loss), net of tax	(148,320)	(126,906)
Total common shareholder’s equity	3,694,402	3,601,124
Long-term debt:
First mortgage bonds and senior notes	3,764,412	3,164,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	—	250,000
Debt discount, issuance costs and other	(31,230)	(26,361)
Total long-term debt	3,895,042	3,549,911
Total capitalization	7,589,444	7,151,035
Current liabilities:
Accounts payable	308,304	359,585
Short-term debt	28,000	329,463
Current maturities of long-term debt	—	200,000
Purchased gas adjustment payable	38,645	16,051
Accrued expenses:
Taxes	104,092	117,063
Salaries and wages	42,180	53,220
Interest	43,672	47,837
Unrealized loss on derivative instruments	49,776	64,859
Other	93,900	80,206
Total current liabilities	708,569	1,268,284
Other long-term and regulatory liabilities:
Deferred income taxes	906,226	869,473
Unrealized loss on derivative instruments	15,123	21,235
Regulatory liabilities	742,443	730,273
Regulatory liability for deferred income taxes	995,599	1,012,260
Other deferred credits	630,635	679,146
Total other long-term and regulatory liabilities	3,290,026	3,312,387
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$11,588,039	$11,731,706

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$189,818	$193,746
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	336,570	234,710
Conservation amortization	60,888	60,453
Deferred income taxes and tax credits, net	18,519	94,590
Net unrealized (gain) loss on derivative instruments	(7,907)	23,121
AFUDC – equity	(7,146)	(6,766)
Production tax credit monetization	(51,181)	—
Other non-cash	2,197	2,675
Funding of pension liability	(9,000)	(18,000)
Regulatory assets and liabilities	4,591	(46,101)
Other long-term assets and liabilities	(5,956)	(14,507)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	216,047	205,327
Materials and supplies	(5,910)	5,606
Fuel and natural gas inventory	(1,176)	2,473
Prepayments and other	(1,422)	13,900
Purchased gas adjustment	22,594	13,765
Accounts payable	(47,040)	(49,478)
Taxes payable	(12,971)	(9,296)
Other	(17,100)	(6,542)
Net cash provided by (used in) operating activities	684,415	699,676
Investing activities:
Construction expenditures – excluding equity AFUDC	(452,220)	(431,536)
Other	1,956	(6,205)
Net cash provided by (used in) investing activities	(450,264)	(437,741)
Financing activities:
Change in short-term debt, net	(301,463)	(240,763)
Dividends paid	(102,456)	(51,574)
Long-term bonds and notes issued	594,750	—
Redemption of bonds and notes	(450,000)	—
Other	6,196	9,003
Net cash provided by (used in) financing activities	(252,973)	(283,334)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(18,822)	(21,399)
Cash, cash equivalents, and restricted cash at beginning of period	36,009	40,899
Cash, cash equivalents, and restricted cash at end of period	$17,187	$19,500
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$112,354	$112,801
Cash payments (refunds) for income taxes	$9,631	$—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$97,614	$54,419

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy is an energy services holding company that owns Puget Sound Energy (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility, currently under construction. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. As of June 30, 2018, Puget LNG has incurred $145.5 million in construction work in progress and operating costs related to Puget LNG’s portion of the Tacoma LNG facility.
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

Tacoma LNG Facility
The Tacoma LNG facility is intended to provide peak-shaving services to PSE’s natural gas customers. By storing surplus natural gas, PSE is able to meet the requirements of peak consumption. LNG will also provide fuel to transportation customers, particularly in the marine market. On January 24, 2018, the Puget Sound Clean Air Agency determined a Supplemental Environmental Impact Statement is necessary in order to rule on the air quality permit for the facility. As a result of requiring a Supplemental Environmental Impact Statement, the Company's construction schedule may be impacted depending on the Puget Sound Clean Air Agency's timing and decision on the air quality permit. If delayed, the construction schedule and costs may be adversely impacted. Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG.
For Puget Energy, $144.7 million in construction work in progress related to Puget LNG’s portion of the Tacoma LNG facility is reported in the “Other property and investments” financial statement line item. For PSE, construction work in progress of $113.4 million related to PSE’s portion of the Tacoma LNG facility is reported in the “Utility plant - Natural gas plant” line item, as PSE is a regulated entity.

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

The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows:

Puget Energy	Six Months Ended June 30,
(Dollars in Thousands)	2018	2017
Cash and cash equivalents	$8,117	$7,805
Restricted cash	10,083	12,048
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$18,200	$19,853

Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2018	2017
Cash and cash equivalents	$7,104	$7,452
Restricted cash	10,083	12,048
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$17,187	$19,500

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
The Company implemented the standard as of January 1, 2018 using the modified retrospective method of adoption. As a result of implementation of this standard, the Company made no cumulative adjustments to revenue for contracts with customers open as of January 1, 2018. For the three and six months ended June 30, 2018, the Company's revenue was 93.3% and 93.1% comprised of contracts with customers from rate-regulated sales of electricity and natural gas to retail customers where revenue is recognized over time as delivered. Pursuant to the new standard, the Company has added enhanced quantitative and qualitative disclosure for revenue from contracts with customers and revenue outside the scope of the standard, in Note 3, "Revenue" to the consolidated financial statements included in Item 1 of this report.

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
In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842". In connection with the FASB’s transition support efforts, the amendments in this update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 upon adoption. Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose. The Company plans to elect this practical expedient, and will evaluate new and modified land easements as of the first quarter of fiscal year 2019.
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

(3) Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Revenue from contracts with customers:	2018	2018
Electric retail	$468,378	$1,099,184
Natural gas retail	158,544	492,578
Other	38,930	81,364
Total revenue from contracts with customers	665,852	1,673,126
Alternative revenue programs	(8,815)	(23,897)
Other non-customer revenue	14,815	60,631
Total operating revenue	$671,852	$1,709,860

Revenue at PSE is recognized when performance obligations under the terms of a contract or tariff with our customers are satisfied. Performance obligations are satisfied generally through performance of PSE's obligation over time or with transfer of control of electric power, natural gas, and other revenue from contracts with customers. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods and services.

Electric and Natural Gas Retail Revenue
Electric and natural gas retail revenue consists of tariff based sales of electricity and natural gas to PSE's customers. For tariff contracts, PSE has elected the portfolio approach practical expedient model to apply the revenue from contracts with customers to groups of contracts. The Company determined that the portfolio approach will not differ from considering each contract or performance obligation separately. Electric and natural gas tariff contracts include the performance obligation of standing ready to perform electric and natural gas services. The electricity and natural gas the customer chooses to consume is considered an option and is recognized over time using the output method when the customer simultaneously consumes the electricity or natural gas. PSE has elected the right to invoice practical expedient for unbilled retail revenue, as the obligation of standing ready to perform electric service and for the consumption of electricity and natural gas at market value implies a right to consideration for performance completed to date. The Company believes that tariff prices approved by the Washington Utility and Transportation Commission (Washington Commission) represent stand-alone selling prices for the performance obligations under ASC 606. PSE collects Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes and presents the taxes on a gross basis, as PSE is the taxpayer for those excise and municipal taxes.

Other Revenue from Contracts with Customers
Other revenue from contracts with customers is primarily comprised of electric transmission, natural gas transportation, biogas, and wholesale revenue sold on an intra-month basis.

Electric Transmission and Natural Gas Transportation
Transmission and transportation tariff contracts include the performance obligation to transmit and transport electricity or natural gas. Transfer of control and recognition of revenue occurs over time as the customer simultaneously receives the transmission and transportation services. Measurement of satisfaction of this performance obligation is determined using the output method. Similar to retail revenue, the Company utilizes the right to invoice practical expedient as PSE’s right to consideration is tied directly to the value of power and gas transmitted and transported each month. The price is based on the tariff rates that were approved by the Washington Commission or the Federal Energy Regulatory Commission (FERC) and, therefore, corresponds directly to the value to the customer for performance completed to date.

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

Wholesale Revenue
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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	At June 30, 2018			At December 31, 2017
(Dollars in Thousands)	Volumes	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$10,889	$38,642	*	$13,391	$49,050
Natural gas derivatives (MMBtus)[3]	299.2 million	12,572	26,257	332.1 million	11,014	37,044
Total derivative contracts		$23,461	$64,899		$24,405	$86,094
Current		$19,872	$49,776		$22,247	$64,859
Long-term		3,589	15,123		2,158	21,235
Total derivative contracts		$23,461	$64,899		$24,405	$86,094
_______________

[1]	Balance sheet classification: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.

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

*
Electric portfolio derivatives consist of electric generation fuel of 172.5 million One Million British Thermal Units (MMBtu) and purchased electricity of 3.7 million Megawatt Hours (MWhs) at June 30, 2018, and 166.8 million MMBtus and 2.9 million MWhs at December 31, 2017.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At June 30, 2018
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$23,461	$—	$23,461	$(17,120)	$—	$6,341
Liabilities:
Energy derivative contracts	64,899	—	64,899	(17,120)	(1,220)	46,559

Puget Energy and Puget Sound Energy
	At December 31, 2017
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$24,405	$—	$24,405	$(17,940)	$—	$6,465
Liabilities:
Energy derivative contracts	86,094	—	86,094	(17,940)	(353)	67,801
_______________

[1]	All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Classification	2018	2017	2018	2017
Interest rate contracts[1]:
	Non-hedged interest rate swap (expense) income	$—	$—	$—	$28
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	5,357	(5,746)	7,669	(21,882)
Realized	Electric generation fuel	(4,417)	(2,822)	(12,093)	(8,020)
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	1,554	1,912	238	(1,239)
Realized	Purchased electricity	(2,836)	(3,923)	(5,225)	(10,078)
Total gain (loss) recognized in income on derivatives		$(342)	$(10,579)	$(9,411)	$(41,191)
_______________
1 Interest rate swap contracts were held at Puget Energy, and matured January 2017.

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2018, approximately 94.6% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, was with counterparties that are rated investment grade by rating agencies and 5.4% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. As of June 30, 2018, the Company was in a net liability position with the majority of its counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE) platform, which requires the daily posting of margin calls as collateral through a futures and clearing agent. As of June 30, 2018, PSE had cash posted as collateral of $3.7 million related to contracts executed on this platform. As additional contracts are executed on this exchange, the amount of collateral to be posted will increase, subject to PSE’s established limit. PSE also has a $1.0 million letter of credit posted as collateral as a condition of transacting on a physical energy exchange and clearing house in Canada. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the six months ended June 30, 2018.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30, 2018			At December 31, 2017
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$1,356	$—	$1,356	$3,187	$—	$3,187
Requested credit for adequate assurance	25,805	—	—	37,374	—	—
Forward value of contract[3]	1,220	3,691	—	353	2,639	—
Total	$28,381	$3,691	$1,356	$40,914	$2,639	$3,187
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(5)	Fair Value Measurements

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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments totaling $49.1 million and $48.5 million at June 30, 2018 and December 31, 2017, respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At June 30, 2018		At December 31, 2017
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$—	$—	$250,000	$238,935
Long-term debt (fixed-rate), net of discount[1]	2	5,505,640	6,483,719	5,105,329	6,520,515
Long-term debt (variable-rate)	2	139,551	139,551	102,600	102,600
Total liabilities		$5,645,191	$6,623,270	$5,457,929	$6,862,050

Puget Sound Energy		At June 30, 2018		At December 31, 2017
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$—	$—	$250,000	$238,935
Long-term debt (fixed-rate), net of discount[2]	2	3,895,042	4,598,167	3,499,911	4,550,130
Total liabilities		$3,895,042	$4,598,167	$3,749,911	$4,789,065
_______________

[1]	The carrying value includes debt issuances costs of $26.6 million and $27.9 million for June 30, 2018 and December 31, 2017, respectively, which are not included in fair value.

[2]	The carrying value includes debt issuances costs of $24.2 million and $24.6 million for June 30, 2018 and December 31, 2017, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At June 30, 2018			At December 31, 2017
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$7,229	$3,660	$10,889	$9,866	$3,525	$13,391
Natural gas derivative instruments	6,510	6,062	12,572	6,973	4,041	11,014
Total assets	$13,739	$9,722	$23,461	$16,839	$7,566	$24,405
Liabilities:
Electric derivative instruments	$36,991	$1,651	$38,642	$46,623	$2,427	$49,050
Natural gas derivative instruments	24,144	2,113	26,257	34,926	2,118	37,044
Total liabilities	$61,135	$3,764	$64,899	$81,549	$4,545	$86,094

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
(Dollars in Thousands)	2018			2017
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$1,186	$5,096	$6,282	$3,788	$1,752	$5,540
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	366	—	366	339	—	339
Included in regulatory assets / liabilities	—	354	354	—	1,124	1,124
Settlements	(151)	(1,800)	(1,951)	(2,508)	(1,974)	(4,482)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	608	299	907	(976)	554	(422)
Balance at end of period	$2,009	$3,949	$5,958	$643	$1,456	$2,099

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2018			2017
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$1,098	$1,923	$3,021	$972	$625	$1,597
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	1,985	—	1,985	1,045	—	1,045
Included in regulatory assets / liabilities	—	5,329	5,329	—	3,582	3,582
Settlements	(654)	(3,602)	(4,256)	(3,838)	(3,304)	(7,142)
Transferred into Level 3	(1,837)	—	(1,837)	2,191	(553)	1,638
Transferred out of Level 3	1,417	299	1,716	273	1,106	1,379
Balance at end of period	$2,009	$3,949	$5,958	$643	$1,456	$2,099
______________

[1]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $0.7 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively.

[2]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $1.7 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively.

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
The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of June 30, 2018:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$3,660	$1,651	Discounted cash flow	Power prices (per MWh)	$20.97	$40.25	$26.52
Natural gas	$6,062	$2,113	Discounted cash flow	Natural gas prices (per MMBtu)	$1.74	$2.73	$2.14
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2017:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$3,525	$2,427	Discounted cash flow	Power prices (per MWh)	$7.02	$28.94	$18.61
Natural gas	$4,041	$2,118	Discounted cash flow	Natural gas prices (per MMBtu)	$1.22	$2.80	$1.54
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At June 30, 2018 and December 31, 2017, a hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $1.1 million and $0.9 million, respectively.

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
As of June 30, 2018, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and found no impairment. As of March 31, 2018, the Wells Hydro contract was determined to be impaired due to a decrease in forward prices for this contract of 39.0% from December 31, 2017, causing an impairment of $1.9 million.
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

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering the largest portion of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  Starting January 1, 2014, for non-represented employees, and December 12, 2014 for employees represented by the IBEW, participants will receive annual pay credits of 4.0% each year in the defined benefit pension or 401k plan account. Those employees electing the defined benefits pension plan also receive interest credits, which are at least 1.0% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, he or she will have annuity and lump sum options for distribution. PSE also maintains a non-qualified supplemental executive retirement plan (SERP) for its key senior management employees.
In addition to providing pension benefits, PSE provides legacy group health care and life insurance benefits (Other Benefits) for certain retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums, paid primarily by retirees, are based on the benefits provided during the prior year. Puget Energy's retirement plans were re-measured as a result of the merger in 2009 which represents the difference between Puget Energy and PSE's retirement plans.
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

The following tables summarize the Company’s net periodic benefit cost for the three and six months ended June 30, 2018 and 2017:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$5,425	$5,023	$212	$228	$17	$16
Interest cost	6,780	7,088	530	571	110	130
Expected return on plan assets	(12,559)	(11,942)	—	—	(117)	(116)
Amortization of prior service cost	(495)	(495)	11	11	—	—
Amortization of net loss (gain)	462	—	394	269	(86)	(88)
Net periodic benefit cost	$(387)	$(326)	$1,147	$1,079	$(76)	$(58)

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$10,851	$10,040	$423	$457	$35	$36
Interest cost	13,560	14,186	1,060	1,143	220	250
Expected return on plan assets	(25,119)	(23,892)	—	—	(235)	(231)
Amortization of prior service cost	(990)	(990)	22	22	—	—
Amortization of net loss (gain)	925	—	790	538	(172)	(201)
Net periodic benefit cost	$(773)	$(656)	$2,295	$2,160	$(152)	$(146)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Three Months Ended June 30,
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$5,425	$5,023	$212	$228	$17	$16
Interest cost	6,780	7,088	530	571	110	130
Expected return on plan assets	(12,569)	(11,963)	—	—	(117)	(116)
Amortization of prior service cost	(393)	(393)	11	11	—	—
Amortization of net loss (gain)	3,630	3,095	517	392	(142)	(148)
Net periodic benefit cost	$2,873	$2,850	$1,270	$1,202	$(132)	$(118)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$10,851	$10,040	$423	$457	$35	$36
Interest cost	13,560	14,186	1,060	1,143	220	250
Expected return on plan assets	(25,138)	(23,931)	—	—	(235)	(231)
Amortization of prior service cost	(787)	(787)	22	22	—	—
Amortization of net loss (gain)	7,260	6,524	1,035	783	(283)	(320)
Net periodic benefit cost	$5,746	$6,032	$2,540	$2,405	$(263)	$(265)

The following table summarizes the Company’s change in benefit obligation for the periods ended June 30, 2018 and December 31, 2017:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended	Year Ended	Six Months Ended	Year Ended	Six Months Ended	Year Ended
(Dollars in Thousands)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Change in benefit obligation:
Benefit obligation at beginning of period	$700,481	$652,607	$55,754	$51,734	$11,454	$11,194
Service cost	10,851	20,081	423	913	35	72
Interest cost	13,560	28,373	1,060	2,285	220	500
Actuarial loss (gain)	—	40,945	—	2,722	—	725
Benefits paid	(21,300)	(40,594)	(1,080)	(1,900)	(562)	(1,137)
Medicare part D subsidy received	—	—	—	—	85	100
Administrative Expense	—	(931)	—	—	—	—
Benefit obligation at end of period	$703,592	$700,481	$56,157	$55,754	$11,232	$11,454

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2018 are expected to be at least $18.0 million, $5.5 million and $0.3 million, respectively. During the three months ended June 30, 2018, the Company contributed $4.5 million and $0.6 million to fund the qualified pension plan and SERP, respectively. During the six months ended June 30, 2018, the Company contributed $9.0 million and $1.1 million to fund the qualified pension plan and SERP, respectively. The Company contributed an immaterial amount to fund the other postretirement plans.

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
The GRC also re-purposed the benefit for PTCs and hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2. As the Company monetizes PTCs, which are PTCs used on the filed tax returns, the regulatory liability is transferred to a reserve for Colstrip Units 1 and 2 decommissioning and remediation costs.
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
On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 GRC to extend the decoupling mechanism with some changes to the methodology that took effect on December 19, 2017. Electric and natural gas delivery revenues will continue to be recovered on a per customer basis and electric fixed production energy costs will now be decoupled and recovered on the basis of a fixed monthly amount. The allowed decoupling revenue for electric and natural gas customers will no longer increase annually each January 1 as occurred prior to December 19, 2017. Approved revenue per customer costs can only be changed in a GRC or expedited rate filing (ERF). Approved electric fixed production energy costs can only be changed in a GRC or power cost only rate case (PCORC). Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate test which limits the amount of revenues PSE can collect in its annual filings increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism will be reviewed again in PSE’s first rate case filed in or after 2021, or in a separate proceeding, if appropriate.
On June 30, 2018, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the revenue is forecasted to be collected within 24 months, the reserve can be reversed. The analysis indicated all deferred revenue for electric and natural gas will be collected within 24 months of the annual period; therefore, there were no adjustments to 2017 or 2018 decoupling revenue other than to record the previously unrecognized decoupling deferrals of $20.8 million at December 31, 2016.

Electric Regulation and Rates
Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the six months ended June 30, 2018, PSE incurred $8.9 million in storm-related electric transmission and distribution system restoration costs, of which no current year amount was deferred to a regulatory asset. This compares to $20.8 million incurred in storm-related electric transmission and distribution system restoration costs for the six months ended June 30, 2017, of which $12.1 million was deferred to a regulatory asset. Under the December 5, 2017 Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017 requesting deferred accounting treatment for the impacts of tax reform.  The deferral accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35.0% to 21.0%. The filing did not address excess deferred taxes or the deferred balance associated with the over-collection of income tax expense of $34.6 million for the period January 1 through April 30, 2018 (the time period that encompasses the effective date of the TCJA through May 1, 2018, the effective date of the rate change). The $34.6 million tax over-collection decreased PSE's revenue and increased the regulatory liability for a refund to customers. PSE’s proposal in the filing is to address both the excess deferred taxes and the deferred balance associated with the over-collection of income tax expense in PSE’s accounting petition. The overall impact of the rate change, based on the annual period from May 2018 through April 2019, is a revenue decrease of $72.9 million, or 3.4% for electric and $23.6 million, or 2.7% for natural gas.

(8) Commitments and Contingencies

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
Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. The increase in depreciation caused the Colstrip Units 1 and 2 regulatory asset to be reduced to $129.2 million and $127.6 million as of June 30, 2018 and December 31, 2017, respectively. However, the full scope of decommissioning activities and costs may vary from the estimates that are available at this time. The GRC also repurposed PTCs and hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2. Additionally, PSE will accelerate the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027.

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

(9) Other

Long-Term Debt
On June 4, 2018, PSE issued $600.0 million of 30-year Senior Notes under its senior note indenture at an interest rate of 4.223% with a maturity date of June 15, 2048. The proceeds from the issuance were used to pay the principal and accrued interest on the Company’s $200.0 million Secured Notes that matured on June 15, 2018, outstanding commercial paper borrowings of $348.0 million and other general corporate expenses.

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

Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended June 30, 2018 is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2018 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon sufficient outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Utilities and Transportation Commission (Washington Commission). The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Accordingly, the Company will need to seek rate relief through a rate case on a regular and frequent basis in the foreseeable future after the investment is made. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost-effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment is not reasonable or prudent, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.
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

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017 requesting deferred accounting treatment for the impacts of tax reform.  The deferral accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35% to 21%. The filing did not address excess deferred taxes or the deferred balance associated with the over collection of income tax expense for the period January 1 through April 30, 2018 (the time period that encompasses the effective date of the TCJA through May 1, 2018, the requested effective date of the rate change). PSE’s proposal in the filing is to address both the excess deferred taxes and the deferred balance associated with the over collection of income tax expense in PSE’s accounting petition.
The Washington Commission approved the following PSE requests to change rates annually under its electric and natural gas tax deferral filing:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Electric:
May 1, 2018	(3.4)%	$(72.9)
Natural Gas:
May 1, 2018	(2.7)	(23.6)

Decoupling Filings
On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 GRC to extend the decoupling mechanism with some changes to the methodology that took effect on December 19, 2017. Electric and natural gas delivery revenues will continue to be recovered on a per customer basis and electric fixed production energy costs will now be decoupled and recovered on the basis of a fixed monthly amount. The allowed decoupling revenue for electric and natural gas customers will no longer increase annually each January 1 as occurred prior to December 19, 2017. Approved revenue per customer costs can only be changed in a GRC or expedited rate filing (ERF). Approved electric fixed production energy costs can only be changed in a GRC or power cost only rate case (PCORC). Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate cap which limits the amount of revenues PSE can collect in its annual filings increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism is to be reviewed again in PSE's first GRC filed in or after 2021, or in a separate proceeding, if appropriate.

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
_______________

[1]
The increase in revenue is net of reductions from excess earnings of $10.0 million for electric and $4.9 million for natural gas effective May 1, 2018, $11.9 million for electric and $2.2 million for natural gas effective May 1, 2017, and $11.9 million for electric and $5.5 million for natural gas effective May 1, 2016.

As noted earlier, at the time of the filings below, the Company was also limited to a 3.0% annual decoupling related cap on increases in total revenue.  This limitation has been triggered as follows for natural gas with no impacts to electric:

Effective Date Accrued Through	Deferrals not Included in Annual Rate Increases (Dollars in Millions)[1]
Natural Gas:
2016	$47.4
_______________

[1]
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
For the six months ended June 30, 2018, in its PCA mechanism, PSE over recovered its power costs by $15.3 million of which no amount was apportioned to customers.  This compares to an under recovery of power costs of $8.6 million for the six months ended June 30, 2017 of which no amounts were apportioned to customers. Power costs decreased in 2018 compared to 2017, although the effect of the lower power costs in the PCA mechanism was offset by a decrease in load used to calculate the baseline amount and a slightly lower baseline rate in 2018.

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
The following table sets forth CRM rate adjustments approved by or pending with the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2018 (proposed as originally filed and pending approval)	0.4%	$3.7
November 1, 2017	0.5	4.9
November 1, 2016	0.6	5.6

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

Other Factors and Trends
Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. In October 2017, Puget Energy and PSE each entered into new 5-year credit facilities that replaced the previous facilities and are scheduled to mature in October 2022. Additional information on credit facilities is set forth below in the “Puget Sound Energy - Credit Facilities” and "Puget Energy - Credit Facility" sections.

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

Other Challenges and Strategies
Competition
PSE’s electric and natural gas utility retail customers generally do not have the ability to choose their electric or natural gas supplier; and therefore, PSE’s business has historically been recognized as a natural monopoly. However, PSE faces competition from public utility districts and municipalities that want to establish their own municipal-owned utility, as a result of which PSE may lose a number of customers. PSE also faces increasing competition for sales to its retail customers through alternative methods of electric energy generation, including solar and other self-generation methods. In addition, PSE’s natural gas customers may elect to use heating oil, propane or other fuels instead of using and purchasing natural gas from PSE.

Results of Operations
Puget Sound Energy
Non-GAAP Financial Measures - Electric and Natural Gas Margins
The following discussion includes financial information prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as well as two other financial measures, electric margin and natural gas margin, that are considered “non-GAAP financial measures.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that includes adjustments that result in a departure from GAAP presentation.  The presentation of electric margin and natural gas margin is intended to supplement an understanding of PSE’s operating performance.  Electric margin and natural gas margin are used by PSE to determine whether PSE is collecting the appropriate amount of revenue from its customers in order to provide adequate recovery of operating costs, including interest and equity returns.  PSE’s electric margin and natural gas margin measures may not be comparable to other companies’ electric margin and natural gas margin measures.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory. The following chart displays the details of PSE's electric margin changes for the three months ended June 30, 2017 and 2018:
______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three months ended June 30, 2017 compared to 2018
Electric Operating Revenue
Electric operating revenues decreased $28.3 million primarily due to a decrease in decoupling revenue of $28.2 million and lower electric retail sales of $12.9 million; partially offset by other decoupling revenue of $5.7 million and transportation and other revenues of $5.6 million.  These items are discussed in detail below.

•
Electric retail sales decreased $12.9 million primarily due to a decrease in rates of $8.2 million from the following: (i) a decrease in rates of 3.5% as a result of a decrease in corporate tax rates in the TCJA filing, (ii) a decoupling rate mechanism decrease of 1.1% annually effective May 2018, and (iii) a $4.7 million decrease primarily from lower retail residential electricity usage of 2.5% compared to the prior year. The reduced usage was primarily due to a decrease in heating degree days of 15.1% compared to 2017.

•
Decoupling revenue decreased $28.2 million primarily due to $23.4 million of PCA fixed cost deferrals. In 2017, the PCA fixed cost deferrals were not load shaped within the mechanism, which led to a large over-collection. In 2018, PCA fixed costs are load shaped within the decoupling mechanism to more accurately reflect annual load trends. In addition, the decoupling deferrals decreased $4.8 million due to a decrease in allowed revenue per customer slightly offset by a decrease in electricity usage as noted above. As a result, actual revenue was closer to PSE's allowed revenue per the decoupling mechanism compared to 2017.

•
Other decoupling revenue increased $5.7 million due to a decrease in cash collections of $3.5 million due to lower amortization rates and reduced usage and in 2018 a true-up of $2.3 million was recorded for 2017 electric ROR to $9.5 million.

•
Transportation and other revenue increased $5.6 million primarily due to a change in production tax credit (PTC) deferral revenue of $7.6 million for the re-purpose of the PTCs and an increase in net wholesale natural gas sales of $3.1 million due to an increase of 4.3% in wholesale electricity prices; partially offset by tax reform deferrals for revenue subject to refunds of $5.1 million.

Electric Power Costs
Electric power costs decreased $6.1 million primarily due to a decrease of $4.4 million of electric generation fuel expense. This item is discussed in detail below:

•
Electric generation fuel expense decreased $4.4 million primarily due to a $3.4 million reduction of coal generation costs primarily at Colstrip units 1 and 2 for variable fuel costs due to a 18.1% decrease in production as units 1 and 2 were shut down for maintenance during the second quarter of 2018. In addition, there was a $1.0 million reduction in combustion turbine generation costs primarily due to an increase in wind generation of 4.2% and reduction in customer usage.

The following chart displays the details of PSE's electric margin changes for the six months ended June 30, 2017 and 2018:
______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six months ended June 30, 2017 compared to 2018
Electric Operating Revenue
Electric operating revenues increased $2.4 million primarily due to transportation and other revenues of $28.9 million and sales to other utilities of $3.7 million; partially offset by lower electric retail sales of $20.9 million and decoupling revenue of $10.8 million.  These items are discussed in detail below.

•
Electric retail sales decreased $20.9 million due to a decrease of $36.1 million from lower retail electricity usage of 3.0% compared to the prior year and partially offset by an increase in rates of $15.2 million due to the decoupling rate mechanism rate increase of 2.0% annually effective May 2017 and the GRC rate increase of 0.9% annually effective December 2017. The rate increases were partially offset by rate decrease in May 2018 of 3.5% due to change in corporate tax rates as a result of TCJA. The reduced usage was due to a decrease of residential and commercial use per customer of 4.8% and 1.1%, respectively, primarily due to a decrease in heating degree days of 12.0% compared to 2017.

•	Sales to other utilities increased $3.7 million due to a 9.8% increase in volumes sold and a 13.9% increase in price. EIM sales drove the increase in volumes.

•
Decoupling revenue decreased $10.8 million primarily due to a decrease in decoupling deferrals of $9.2 million as driven by actual revenue being closer to PSE's allowed revenue per the decoupling mechanism compared to 2017. This was primarily driven by a decrease in allowed revenue per customer compared to 2017 which was offset by lower customer usage. The remaining $1.6 million decrease is a result of fixed production costs collection being greater than allowed compared to 2017.

•
Transportation and other revenue increased $28.9 million primarily due to a change in PTC deferral revenue of $51.2 million for the re-purpose of the PTCs; partially offset by tax reform deferrals for revenue subject to refunds of $24.1 million.

Electric Power Costs
Electric power costs decreased $40.9 million primarily due to a decrease of $26.1 million of purchased electricity costs and a decrease of $13.3 million of electric generation fuel expense. These items are discussed in detail below:

•
Purchased electricity expense decreased $26.1 million primarily due to a 7.3% decrease in wholesale electricity purchases and a 1.4% decrease in wholesale prices. The decrease in purchases was primarily driven by a decrease in load and an increase of wind and combustion turbine generation of 27.8% and 10.5%, respectively, which decreased the need to purchase additional wholesale power.

•
Electric generation fuel expense decreased $13.3 million primarily due to a $10.1 million reduction in combustion turbine generation costs as a result of a reduction in peaker combustion turbine generation due to favorable wholesale electricity prices and wind and hydro production. There was also a $3.2 million reduction of coal generation costs primarily at Colstrip units 1 and 2 due to a shutdown during the second quarter of 2018 for maintenance.

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

The following chart displays the details of PSE's natural gas margin changes for the three months ended June 30, 2017 and 2018:

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three months ended June 30, 2017 compared to 2018
Natural Gas Operating Revenue
Natural gas operating revenue decreased $19.9 million primarily due to a decrease of $19.1 million in total retail sales due to a decrease of natural gas usage, a decrease in transportation and other revenue of $2.9 million and a decrease of $2.3 million in decoupling revenue; partially offset by a $4.4 million increase in other decoupling revenue. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $19.1 million due to a decrease of $11.5 million in natural gas sales, which is a result of a decrease in natural gas load of 7.6% from 2017 and a decrease in revenue per therm of $7.6 million. The decrease in revenue per therm was primarily due to rate changes from the following filings: GRC which decreased rates 3.8% annually effective December 2017, PGA which decreased rates 3.3% annually effective November 2017, 3.0% decrease in May 2018 for the change in corporate tax rate due to the TCJA and is offset by an increase in decoupling rates of 1.7% annually effective May 2018, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes. Natural gas load decreased primarily due to the decrease in average therms used as a result of a 15.1% decrease in heating degree days, which decreased the natural gas heating load compared to prior year.

•
Decoupling revenue decreased $2.3 million primarily due actual revenue being closer to PSE's allowed revenue per the decoupling mechanism compared to 2017. This was primarily driven by a decrease in allowed revenue per customer compared to 2017 which was offset by lower customer usage as discussed in the retails sales above.

•	Other decoupling revenue increased $4.4 million primarily driven by ROR sharing accrual of $5.2 million in 2017 as compared to no ROR sharing accrual in 2018.

•	Transportation and other revenue decreased $2.9 million primarily due to tax reform deferrals for revenue subject to refund of $2.0 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $9.3 million due to a decrease in natural gas costs included in PGA rates effective November 1, 2017 as compared to those effective November 1, 2016, and a decrease in natural gas usage of 7.6%.

The following chart displays the details of PSE's natural gas margin changes for the six months ended June 30, 2017 and 2018:

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six months ended June 30, 2017 compared to 2018
Natural Gas Operating Revenue
Natural gas operating revenue decreased $89.7 million primarily due to a decrease of $68.8 million in total retail sales due to a decrease of natural gas usage and natural gas rates, a decrease of $11.6 million in other decoupling revenue and a decrease in transportation and other revenue of $11.5 million, partially offset by a $2.2 million increase in decoupling revenue. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $68.8 million due to a decrease of $48.1 million in natural gas sales, which is a result of a decrease in natural gas load of 8.6% from 2017 and a decrease in revenue per therm of $20.7 million. The decrease in revenue per therm was primarily due to a rate changes from the following filings: GRC which decreased rates 3.8% annually effective December 2017, PGA which decreased rates 3.3% annually effective November 2017, 3.0% decrease in May 2018 for the change in corporate tax rate due to the TCJA and is offset by an increase in decoupling rates of 2.4% and 1.7% annually effective May 2017 and May 2018, respectively, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes. Natural gas load decreased primarily due to the decrease in average therms used per residential and commercial customers of 9.4% and 6.9%, respectively, compared to 2017, as a result of a 12.0% decrease in heating degree days, which decreased the natural gas heating load compared to prior year.

•
Decoupling revenue increased $2.2 million primarily due to a decrease in use per customer, driven by a decrease in heating degree days as discussed above in natural gas retail sales. This caused actual revenue to decrease below PSE's allowed revenue, which increased decoupled revenue in 2018. The decrease in usage was partially offset by a decrease in allowed revenue per customer in 2018.

•
Other decoupling revenue decreased $11.6 million year-over-year due to the following: (i) in 2016, there was $19.6 million of decoupling deferred revenue that could not be collected within 24 months. This was recognized in the first quarter of 2017 as it met the alternative revenue program revenue recognition guidelines. There was no deferred revenue at 2017 year end and therefore, no additional revenue recognized in the first two quarters of 2018, (ii) offset by a $5.8 million ROR accrual in 2017 as compared to no accrual in 2018 due to under earning by the Company.

•	Transportation and other revenue decreased $11.5 million primarily due to tax reform deferrals for revenue subject to refund of $10.5 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $34.5 million due to a decrease in natural gas costs included in PGA rates effective November 1, 2017 as compared to those effective November 1, 2016, and a decrease in natural gas usage of 8.6%.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended June 30, 2017 and 2018:

Three months ended June 30, 2017 compared to 2018
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments expense decreased $10.7 million from a loss of $3.8 million. The primary driver for the decrease in losses consists of a $9.5 million gain due to an increase in natural gas forward prices of 8.3%.

•
Utility operations and maintenance expense decreased $5.4 million primarily driven by a decrease in the following: (i) decrease of $2.7 million in wind generation contract maintenance due to replacement of capital units of property and (ii) decrease of $1.3 million due to lower meter service contracts tied to the Consumer Price Index in 2018 compared to 2017.

•
Depreciation and amortization expense increased $31.0 million primarily due to a depreciation rate change effective December 2017 as a result of the GRC and the following: (i) amortization of PTC regulatory liability of $7.6 million in 2018; (ii) electric depreciation expense increased $15.7 million, primarily due to net asset additions to production and distribution of $10.8 million and $173.7 million, respectively; (iii) an increase of $4.0 million due to net additions of $102.3 million of computer software; (iv) an increase of storm damage and regulatory amortization of $3.7 million and (v) an increase in natural gas environmental cost amortization of $2.2 million. These increases were partially offset by (i) conservation amortization decreased $1.7 million primarily due to a decrease of electric rate change of 0.8% annually effective May 1, 2018 and lower customer usage due to lower heating degree days in 2018 as compared to 2017 and (ii) a decrease in natural gas depreciation expense of $3.8 million primarily due to a depreciation rate change to a lower rate.

•	Taxes other than income taxes decreased $3.7 million primarily due to decreases in municipal taxes of $1.3 million and state excise taxes of $1.4 million as a result of a decrease in retail revenue.

Other Income, Interest Expense and Income Tax Expense

•
Interest expense decreased $3.7 million primarily related to lower interest rates on long-term debt due to the refinancing of the $250.0 million in junior subordinated notes and $200.0 million in senior secured notes at a lower interest.

•
Income tax expense decreased $15.8 million primarily driven by the following: (i) approximately $4.7 million from the impact of tax reform with a decrease in statutory tax rate from 35% to 21% and a decrease in pre-tax income with a tax effect of approximately $8.4 million.

The following chart displays the details of PSE's operating expenses and other income (deductions) for the six months ended June 30, 2017 and 2018:

Six months ended June 30, 2017 compared to 2018
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments expense decreased $31.0 million from a loss of $23.1 million. The primary drivers for the decrease in losses consists of a $31.8 million gain due to an increase in electricity and natural gas forward prices of 13.9% and 8.3%, respectively. The increase in the weighted average wholesale electric and natural gas forward prices resulted in a $6.3 million gain and a $25.5 million gain, respectively.

•
Utility operations and maintenance expense increased $3.0 million primarily driven by increased labor expenses of $4.7 million due to an increase in system reliability projects, $4.4 million due to an increase in locate services; partially offset by a $3.2 million net decrease storm expense from less storms in 2018 compared to 2017 and a $1.4 million decrease in tree trimming services.

•
Depreciation and amortization expense increased $102.3 million primarily due to a depreciation rate change effective December 2017 as a result of the GRC which increased and the following: (i) amortization of PTC regulatory liability of $51.2 million in 2018; (ii) electric depreciation expense increased $31.3 million, primarily due to net asset additions to production and distribution of $10.8 million and $173.7 million, respectively; (iii) an increase of $8.1 million due to net additions of $102.3 million of computer software: (iv) an increase of storm damage and regulatory amortization of $7.4 million; (v) an increase in natural gas environmental cost amortization of $4.4 million; these increases were partially offset by (vi) a decrease in natural gas depreciation expense of $7.6 million primarily due to a depreciation rate change to a lower rate.

•
Taxes other than income taxes decreased $11.2 million primarily due to decreases in municipal taxes of $4.3 million and state excise taxes of $3.6 million, as a result of a decrease in retail revenue; additionally, a decrease of $3.4 million related to the property tax tracker, which decreased due to load.

Other Income, Interest Expense and Income Tax Expense

•
Interest expense decreased $5.3 million primarily related to lower interest rates on long-term debt due to the refinancing of the $250.0 million in junior subordinated notes and $200.0 million in senior secured notes at a lower interest.

•
Income tax expense decreased $65.9 million primarily driven by the following: (i) approximately $30.6 million from the impact of tax reform with a decrease in statutory tax rate from 35% to 21%, (ii) a decrease in pre-tax book income with a tax effect of approximately $14.7 million, and (iii) approximately $23.8 million due to the impact of tax reform on utility plant related deferred taxes. The impact of tax reform has had a significant effect on the effective tax rate for PSE and Puget Energy. Management estimates the effective tax rate for 2018 to be between 10% and 15% for PSE and between 6% and 12% for Puget Energy.

Puget Energy
Primarily, all operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three months ended June 30, 2017 and 2018 are as follows:

Three months ended June 30, 2017 compared to 2018
Summary Results of Operation
Puget Energy’s net income decreased for the three months ended June 30, 2018 by $31.6 million primarily due to a decrease over the prior year for PSE's net income as well as decreases in income tax benefit:

•	Income tax benefit decreased by $6.0 million due primarily to the impact of tax reform with a decrease in statutory tax rate from 35% to 21% as well as a decrease in pre-tax income.

Puget Energy's net income (loss) for the six months ended June 30, 2017 and 2018 are as follows:

Six months ended June 30, 2017 compared to 2018
Summary Results of Operation
Puget Energy’s net income decreased for the six months ended June 30, 2018 by $12.3 million primarily due to a decrease in non-utility and other expense, as well as a decrease in income tax benefit:

•
Other income increased by $5.1 million primarily as a result of the reclassification of the non-service cost component of pension benefit cost. For further information on this reclassification, see Note 6, "Retirement Benefits" in the Combined Notes to Consolidated Financial Statements in Item I.

•Non utility expense and other decreased by $6.4 million primarily due to a reduction in qualified pension expense.

•	Income tax benefit decreased by $5.6 million due primarily to the impact of tax reform with a decrease in statutory tax rate from 35% to 21% as well as a decrease in pre-tax income.

Capital Requirements
Contractual Obligations and Commercial Commitments
During the six months ended June 30, 2018, there were no material changes to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
The following are the Company's aggregate availability under commercial commitments as of June 30, 2018:

Puget Sound Energy and Puget Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Commercial commitments:
PSE revolving credit facility[1]	800,000	—	—	800,000	—
Inter-company short-term debt[1]	$30,000	$—	$—	$—	$30,000
Total PSE commercial commitments	830,000	—	—	800,000	30,000
Puget Energy revolving credit facility[2]	660,449	—	—	660,449	—
Less: Inter-company short-term debt elimination[1]	$(30,000)	$—	$—	$—	$(30,000)
Total Puget Energy commercial commitments	1,460,449	—	—	1,460,449	—
_______________

[1]	For more information, see "Financing Program - Puget Sound Energy - in the Management's Discussion and Analysis Section".

[2]	For more information, see "Financing Program - Puget Energy - in the Management's Discussion and Analysis Section".

Off-Balance Sheet Arrangements
As of June 30, 2018, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to support reliable energy delivery, meet regulatory requirements, and customer growth.  Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $452.2 million for the six months ended June 30, 2018. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Six Months Ended June 30,
(Dollars in Millions)	2018	2017	Change
Net income	$189,818	$193,746	$(3,928)
Non-cash items[1]	351,940	408,783	(56,843)
Changes in cash flow resulting from working capital[2]	153,022	175,755	(22,733)
Regulatory assets and liabilities	4,591	(46,101)	50,692
Other noncurrent assets and liabilities[3]	(14,956)	(32,507)	17,551
Net cash provided by operating activities	$684,415	$699,676	$(15,261)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayment, PGA, accounts payable and accrued expenses.

[3]	Other non-current assets and liabilities include funding of pension liability.

Six Months Ended June 30, 2018 compared to 2017
Cash generated from operations for the six months ended June 30, 2018 decreased by $15.3 million including a net income decrease of $3.9 million. The following are significant factors that impacted PSE's cash flows from operations:

•
Cash flow adjustments resulting from non-cash items decreased $56.8 million primarily due to changes in deferred income tax and tax credits of $76.1 million, production tax credit monetization of $51.2 million and derivative instruments of $31.0 million offset by changes in depreciation and amortization of $101.9 million. For further discussion, see note 7, "Regulation and Rates" and Management's Discussion and Analysis, "Other Operating Expenses" in Item 2.

•
Cash flow resulting from regulatory assets and liabilities increased $50.7 million primarily due to deferred accounting treatment for the impacts of tax reform and decoupling collections. For further discussion, see Management's Discussion and Analysis, "Electric Operating Revenue" and "Natural Gas Operating Revenue" in Item 2.

Puget Energy	Six Months Ended June 30,
(Dollars in Millions)	2018	2017	Change
Net income	$(39,276)	$(30,921)	$(8,355)
Non-cash items[1]	(2,725)	(13,458)	10,733
Changes in cash flow resulting from working capital[2]	3,438	(8,415)	11,853
Regulatory assets and liabilities	—	—	—
Other noncurrent assets and liabilities[3]	(6,655)	18,788	(25,443)
Net cash provided by operating activities	$(45,218)	$(34,006)	$(11,212)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, PGA, accounts payable and accrued expenses.

[3]	Other noncurrent assets and liabilities include funding of pension liability.

Six Months Ended June 30, 2018 compared to 2017
Cash generated from operations for the six months ended June 30, 2018, in addition to the changes discussed at PSE above, decreased by $11.2 million compared to the same period in 2017.  The change was primarily impacted by the factors explained below:

•	Cash flow resulting from non-cash items increased $10.7 million primarily due to changes in deferred income taxes.

•	Cash flow resulting from working capital increased $11.9 million primarily due to changes in accounts receivable.

•
Cash flow resulting from other noncurrent assets and liabilities decreased $25.4 million primarily due to the reclassification of construction work-in-process related to other property and investments.

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

Puget Sound Energy
Credit Facilities
As of June 30, 2018, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. The unsecured revolving credit facility matures in October 2022.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of June 30, 2018, PSE was in compliance with all applicable covenant ratios.
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
As of June 30, 2018, no amounts were drawn and outstanding under PSE's credit facility. No letters of credit were outstanding and $28.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $3.1 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of June 30, 2018, PSE had no outstanding balance under the Note.

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
On June 4, 2018, PSE issued $600.0 million of 30 year Senior Notes under its senior note indenture at an interest rate of 4.223% with a maturity date of June 15, 2048. The proceeds from the issuance were used to pay the principal and accrued interest on the company’s $200.0 million Secured Notes that matured on June 15, 2018, outstanding commercial paper borrowings of $348.0 million and other general corporate expenses.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at June 30, 2018, PSE could issue:

•
Approximately $2.0 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.3 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2018; and

•
Approximately $511.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $851.7 million of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2018.

At June 30, 2018, PSE had approximately $7.1 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On November 21, 2016, PSE filed a shelf registration statement under which it may issue, as of the date of this report, up to $200.0 million aggregate principal amount of senior notes secured by first mortgage bonds. The shelf registration will expire in November 2019.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At June 30, 2018, approximately $753.6 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 49.6% at June 30, 2018 and the EBITDA to interest expense was 5.6 to 1.0 for the twelve months ended June 30, 2018.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Puget Energy
Credit Facility
At June 30, 2018, Puget Energy maintained an $800.0 million credit facility which matures in October 2022. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of June 30, 2018, there was $139.6 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of June 30, 2018, Puget Energy was in compliance with all applicable covenants.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.7 to 1.0 for the twelve months ended June 30, 2018.
At June 30, 2018, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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
Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. The increase in depreciation caused the Colstrip Units 1 and 2 regulatory asset to be reduced to $129.2 million and $127.6 million as of June 30, 2018 and December 31, 2017, respectively. However, the full scope of decommissioning activities and costs may vary from the estimates that are available at this time. The GRC also repurposed PTCs and hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2. Additionally, PSE will accelerate the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027.

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

Clean Air Act 111(d)/EPA Clean Power Plan
In June 2014, the EPA issued a proposed Clean Power Plan (CPP) rule under Section 111(d) of the Clean Air Act designed to regulate GHG emissions from existing power plants. The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals. The EPA published a final rule on October 23, 2015. On March 31, 2017, then EPA Administrator, Scott Pruitt, signed a notice of withdrawal of the proposed CPP federal plan and model trading rules and, on October 10, 2017, the EPA proposed to repeal the CPP rule. The EPA is now reportedly developing a replacement CPP rule for Section 111(d) and it is expected sometime in the third quarter of 2018. PSE is still monitoring these developments and cannot yet predict a final outcome.

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
On September 27, 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. On September 30, 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. On December 15, 2017, the Thurston County Superior Court invalidated the CAR. The Department of Ecology appealed the Superior Court decision in March 2018. The federal court litigation currently is stayed pending resolution of the state case.

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
The Tacoma LNG facility is currently under construction. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. As of June 30, 2018, Puget LNG has incurred $144.7 million in construction work in progress and operating costs related to Puget LNG’s portion of the Tacoma LNG facility. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
In May 2018, Puget Energy implemented a financial systems modernization project designed to improve the financial processes, tools and methods used throughout our business. The new/updated systems were used in preparing financial information for the three and six months ended June 30, 2018. Management monitored developments related to the financial systems modernization project, including working with the project team to ensure control impacts around the consolidation process were identified and documented, in order to assist management in evaluating impact to related internal controls. System integration and user acceptance testing were completed to aid management in its evaluations. Additionally, post-implementation reviews of the system implementation and impacted business processes were conducted to enable management to evaluate the design and effectiveness of internal controls around the consolidations process during the period.
Except as previously described, there have been no changes in Puget Energy's internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

In May 2018, Puget Energy implemented a financial systems modernization project designed to improve the financial processes, tools and methods used throughout our business. The new/updated systems were used in preparing financial information for the three and six months ended June 30, 2018. Management monitored developments related to the financial systems modernization project, including working with the project team to ensure control impacts around the consolidation process were identified and documented, in order to assist management in evaluating impact to related internal controls. System integration and user acceptance testing were completed to aid management in its evaluations. Additionally, post-implementation reviews of the system implementation and impacted business processes were conducted to enable management to evaluate the design and effectiveness of internal controls around the consolidations process during the period.
During 2017, PSE implemented internal controls covering the evaluation and assessment of revenue contracts related to the adoption of the new revenue recognition standard as of January 1, 2018.
Except as previously described, there have been no changes in PSE's internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, PSE's internal control over financial reporting.

PART II                  OTHER INFORMATION

Item 1.     Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of June 30, 2018.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.

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

4.1
Fifth Supplemental Indenture from Puget Sound Energy, Inc. to U.S Bank National Association, dated May 23, 2018 (incorporated by reference to Exhibit 4.1 to Puget Sound Energy's Current Report on Form 8-K Commission File No. 1-4393).

4.2
Purchase Agreement, dated June 4, 2018, between Puget Sound Energy, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Mizuho Securities USA LLC and each of the other underwriters named in Schedule A thereto (incorporated by reference to Exhibit 1.1 to Puget Sound Energy’s Current Report on Form 8-K, Commission File No. 1-4393).

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2013 through 2017 and 6 months ended June 30, 2018).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2013 through 2017 and the 6 months ended June 30, 2018).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2018 filed on August 1, 2018 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

__________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	August 1, 2018