Form 10-Q
period 2018-09-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2018-11-01
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ________

Commission File Number	Exact name of registrant as specified in its charter, state of incorporation, address of principal executive offices, telephone number	I.R.S. Employer Identification Number

1-16305	PUGET ENERGY, INC. A Washington Corporation 355 110th Ave NE Bellevue, Washington 98004 (425) 454-6363	91-1969407

1-4393	PUGET SOUND ENERGY, INC. A Washington Corporation 355 110th Ave NE Bellevue, Washington 98004 (425) 454-6363	91-0374630

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
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Puget Energy, Inc.	Yes	/X/	No	/ /	Puget Sound Energy, Inc.	Yes	/X/	No	/ /
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer", "accelerated filer," a smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

DEFINITIONS

ARO	Asset Retirement and Environmental Obligations
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EIM	Energy Imbalance Market
ERF	Expedited Rate Filing
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GRC	General Rate Case
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PTC	Production Tax Credit
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings, LLC
Puget LNG	Puget Liquid Natural Gas, LLC
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
TCJA	Tax Cuts and Jobs Act
Washington Commission	Washington Utilities and Transportation Commission
WSPP	WSPP, Inc.

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenue:
Electric	$534,569	$537,543	$1,735,765	$1,736,335
Natural gas	106,826	111,516	597,306	691,685
Other	10,069	11,318	28,253	29,356
Total operating revenue	651,464	660,377	2,361,324	2,457,376
Operating expenses:
Energy costs:
Purchased electricity	148,536	115,881	431,856	425,263
Electric generation fuel	71,004	66,584	143,177	152,057
Residential exchange	(15,401)	(14,246)	(55,436)	(52,814)
Purchased natural gas	30,192	32,224	211,679	248,208
Unrealized (gain) loss on derivative instruments, net	(14,046)	(23)	(21,953)	23,098
Utility operations and maintenance	139,361	141,003	440,016	438,622
Non-utility expense and other	19,338	7,319	40,587	18,658
Depreciation and amortization	149,760	120,829	486,377	355,538
Conservation amortization	21,601	25,395	82,489	85,847
Taxes other than income taxes	63,822	66,367	248,357	262,099
Total operating expenses	614,167	561,333	2,007,149	1,956,576
Operating income (loss)	37,297	99,044	354,175	500,800
Other income (expense):
Other income	24,806	7,151	46,378	19,375
Other expense	(3,250)	(2,878)	(7,678)	(6,134)
Non-hedged interest rate swap (expense) income	—	—	—	28
Interest charges:
AFUDC	3,911	3,123	10,112	7,853
Interest expense	(87,578)	(88,780)	(261,988)	(265,771)
Income (loss) before income taxes	(24,814)	17,660	140,999	256,151
Income tax (benefit) expense	(2,844)	4,824	12,428	80,489
Net income (loss)	$(21,970)	$12,836	$128,571	$175,662

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(21,970)	$12,836	$128,571	$175,662
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $(741), $(143), $(620), and $216, respectively	(2,786)	(266)	(2,333)	400
Reclassification of stranded taxes to retained earnings due to tax reform	—	—	(5,230)	—
Other comprehensive income (loss)	(2,786)	(266)	(7,563)	400
Comprehensive income (loss)	$(24,756)	$12,570	$121,008	$176,062

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) ASSETS

	September 30, 2018	December 31, 2017
Utility plant (at original cost, including construction work in progress of $684,260 and $495,937, respectively):
Electric plant	$8,408,412	$8,135,847
Natural gas plant	3,521,224	3,307,545
Common plant	961,128	811,815
Less: Accumulated depreciation and amortization	(2,722,280)	(2,428,524)
Net utility plant	10,168,484	9,826,683
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	232,616	182,355
Total other property and investments	1,889,129	1,838,868
Current assets:
Cash and cash equivalents	7,965	26,616
Restricted cash	11,143	10,145
Accounts receivable, net of allowance for doubtful accounts of $8,115 and $8,901, respectively	228,519	341,110
Unbilled revenue	119,042	222,186
Materials and supplies, at average cost	114,005	107,003
Fuel and natural gas inventory, at average cost	57,293	49,908
Unrealized gain on derivative instruments	16,524	22,247
Prepaid expense and other	37,759	21,996
Power contract acquisition adjustment gain	6,180	12,207
Total current assets	598,430	813,418
Other long-term and regulatory assets:
Power cost adjustment mechanism	4,691	4,576
Regulatory assets related to power contracts	17,148	19,454
Other regulatory assets	798,112	948,532
Unrealized gain on derivative instruments	1,897	2,158
Power contract acquisition adjustment gain	157,406	162,711
Other	88,488	74,389
Total other long-term and regulatory assets	1,067,742	1,211,820
Total assets	$13,723,785	$13,690,789

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) CAPITALIZATION AND LIABILITIES

	September 30, 2018	December 31, 2017
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	522,427	465,355
Accumulated other comprehensive income (loss), net of tax	(31,845)	(24,282)
Total common shareholder’s equity	3,799,539	3,750,030
Long-term debt:
First mortgage bonds and senior notes	3,764,412	3,164,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	—	250,000
Long-term debt	1,950,465	1,902,600
Debt discount, issuance costs and other	(218,582)	(220,943)
Total long-term debt	5,658,155	5,257,929
Total capitalization	9,457,694	9,007,959
Current liabilities:
Accounts payable	324,801	359,586
Short-term debt	206,000	329,463
Current maturities of long-term debt	—	200,000
Purchased gas adjustment payable	35,962	16,051
Accrued expenses:
Taxes	124,643	117,948
Salaries and wages	40,411	53,220
Interest	80,061	73,564
Unrealized loss on derivative instruments	30,558	64,859
Power contract acquisition adjustment loss	2,565	2,762
Other	89,821	80,206
Total current liabilities	934,822	1,297,659
Other long-term and regulatory liabilities:
Deferred income taxes	775,378	746,868
Unrealized loss on derivative instruments	11,588	21,235
Regulatory liabilities	751,014	731,587
Regulatory liability for deferred income taxes	988,050	1,011,626
Regulatory liabilities related to power contracts	163,586	174,918
Power contract acquisition adjustment loss	14,583	16,693
Other deferred credits	627,070	682,244
Total other long-term and regulatory liabilities	3,331,269	3,385,171
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$13,723,785	$13,690,789

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income (loss)	$128,571	$175,662
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	486,377	355,538
Conservation amortization	82,489	85,847
Deferred income taxes and tax credits, net	5,554	81,899
Net unrealized (gain) loss on derivative instruments	(21,953)	22,957
AFUDC – equity	(12,958)	(11,266)
Production tax credit monetization	(56,177)	—
Other non-cash	11,105	12,358
Funding of pension liability	(13,500)	(18,000)
Regulatory assets and liabilities	(22,545)	(85,385)
Other long-term assets and liabilities	(4,872)	(2,068)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	214,166	204,477
Materials and supplies	(7,002)	(2,436)
Fuel and natural gas inventory	(7,385)	(2,789)
Prepayments and other	(15,763)	7,391
Purchased gas adjustment	19,911	8,569
Accounts payable	(38,001)	(31,027)
Taxes payable	6,695	(30,074)
Other	(12,379)	(2,983)
Net cash provided by (used in) operating activities	742,333	768,670
Investing activities:
Construction expenditures – excluding equity AFUDC	(760,728)	(761,968)
Other	2,090	5,796
Net cash provided by (used in) investing activities	(758,638)	(756,172)
Financing activities:
Change in short-term debt, net	(123,463)	(106,763)
Dividends paid	(76,728)	(17,543)
Proceeds from long-term debt and bonds issued	642,615	70,583
Redemption of bonds and notes	(450,000)	—
Other	6,228	15,999
Net cash provided by (used in) financing activities	(1,348)	(37,724)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(17,653)	(25,226)
Cash, cash equivalents, and restricted cash at beginning of period	36,761	41,296
Cash, cash equivalents, and restricted cash at end of period	$19,108	$16,070
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$234,438	$239,566
Cash payments (refunds) for income taxes	7,595	1,649
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$105,070	$87,456

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenue:
Electric	$534,569	$537,543	$1,735,765	$1,736,335
Natural gas	106,826	111,516	597,306	691,685
Other	10,069	11,318	28,253	29,356
Total operating revenue	651,464	660,377	2,361,324	2,457,376
Operating expenses:
Energy costs:
Purchased electricity	148,536	115,881	431,856	425,263
Electric generation fuel	71,004	66,584	143,177	152,057
Residential exchange	(15,401)	(14,246)	(55,436)	(52,814)
Purchased natural gas	30,192	32,224	211,679	248,208
Unrealized (gain) loss on derivative instruments, net	(14,046)	(23)	(21,953)	23,098
Utility operations and maintenance	139,361	141,003	440,016	438,622
Non-utility expense and other	10,518	9,994	31,132	27,857
Depreciation and amortization	149,730	120,829	486,300	355,538
Conservation amortization	21,601	25,395	82,489	85,847
Taxes other than income taxes	63,822	66,367	248,357	262,099
Total operating expenses	605,317	564,008	1,997,617	1,965,775
Operating income (loss)	46,147	96,369	363,707	491,601
Other income (expense):
Other income	13,596	6,778	29,352	18,861
Other expense	(3,250)	(2,878)	(7,678)	(6,134)
Interest charges:
AFUDC	3,911	3,123	10,112	7,853
Interest expense	(58,278)	(59,868)	(174,853)	(180,320)
Income (loss) before income taxes	2,126	43,524	220,640	331,861
Income tax (benefit) expense	(1,765)	14,424	26,931	109,015
Net income (loss)	$3,891	$29,100	$193,709	$222,846

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$3,891	$29,100	$193,709	$222,846
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $(30), $939, $1,492, and $3,813, respectively	(113)	1,744	5,613	7,083
Amortization of treasury interest rate swaps to earnings, net of tax of $26, $43, $77, and $128, respectively	96	79	289	237
Reclassification of stranded taxes to retained earnings due to tax reform	—	—	(27,333)	—
Other comprehensive income (loss)	(17)	1,823	(21,431)	7,320
Comprehensive income (loss)	$3,874	$30,923	$172,278	$230,166

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2018	December 31, 2017
Utility plant (at original cost, including construction work in progress of $684,260 and $495,937, respectively):
Electric plant	$10,487,372	$10,232,771
Natural gas plant	4,089,635	3,882,733
Common plant	991,094	843,145
Less: Accumulated depreciation and amortization	(5,399,617)	(5,131,966)
Net utility plant	10,168,484	9,826,683
Other property and investments:
Other property and investments	77,429	76,350
Total other property and investments	77,429	76,350
Current assets:
Cash and cash equivalents	5,640	25,864
Restricted cash	11,143	10,145
Accounts receivable, net of allowance for doubtful accounts of $8,115 and $8,901, respectively	236,761	343,546
Unbilled revenue	119,042	222,186
Materials and supplies, at average cost	114,005	107,003
Fuel and natural gas inventory, at average cost	55,970	48,585
Unrealized gain on derivative instruments	16,524	22,247
Prepaid expense and other	37,759	21,996
Total current assets	596,844	801,572
Other long-term and regulatory assets:
Power cost adjustment mechanism	4,691	4,576
Other regulatory assets	798,112	948,540
Unrealized gain on derivative instruments	1,897	2,158
Other	86,324	71,827
Total other long-term and regulatory assets	891,024	1,027,101
Total assets	$11,733,781	$11,731,706

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2018	December 31, 2017
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,275,105	3,275,105
Retained earnings	521,792	452,066
Accumulated other comprehensive income (loss), net of tax	(148,337)	(126,906)
Total common shareholder’s equity	3,649,419	3,601,124
Long-term debt:
First mortgage bonds and senior notes	3,764,412	3,164,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	—	250,000
Debt discount, issuance costs and other	(31,785)	(26,361)
Total long-term debt	3,894,487	3,549,911
Total capitalization	7,543,906	7,151,035
Current liabilities:
Accounts payable	324,813	359,585
Short-term debt	206,000	329,463
Current maturities of long-term debt	—	200,000
Purchased gas adjustment payable	35,962	16,051
Accrued expenses:
Taxes	124,643	117,063
Salaries and wages	40,411	53,220
Interest	57,181	47,837
Unrealized loss on derivative instruments	30,558	64,859
Other	89,821	80,206
Total current liabilities	909,389	1,268,284
Other long-term and regulatory liabilities:
Deferred income taxes	907,432	869,473
Unrealized loss on derivative instruments	11,588	21,235
Regulatory liabilities	749,691	730,273
Regulatory liability for deferred income taxes	988,671	1,012,260
Other deferred credits	623,104	679,146
Total other long-term and regulatory liabilities	3,280,486	3,312,387
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$11,733,781	$11,731,706

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income (loss)	$193,709	$222,846
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	486,300	355,538
Conservation amortization	82,489	85,847
Deferred income taxes and tax credits, net	12,801	109,015
Net unrealized (gain) loss on derivative instruments	(21,953)	23,098
AFUDC – equity	(12,958)	(11,266)
Production tax credit monetization	(56,177)	—
Other non-cash	3,319	3,946
Funding of pension liability	(13,500)	(18,000)
Regulatory assets and liabilities	(22,545)	(85,385)
Other long-term assets and liabilities	5,144	(17,665)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	208,359	215,674
Materials and supplies	(7,002)	(2,436)
Fuel and natural gas inventory	(7,385)	(2,789)
Prepayments and other	(15,763)	7,391
Purchased gas adjustment	19,911	8,569
Accounts payable	(37,988)	(31,027)
Taxes payable	7,580	(30,074)
Other	(9,528)	(857)
Net cash provided by (used in) operating activities	814,813	832,425
Investing activities:
Construction expenditures – excluding equity AFUDC	(712,329)	(677,004)
Other	2,090	6,233
Net cash provided by (used in) investing activities	(710,239)	(670,771)
Financing activities:
Change in short-term debt, net	(123,463)	(106,763)
Dividends paid	(151,315)	(96,546)
Long-term bonds and notes issued	594,750	—
Redemption of bonds and notes	(450,000)	—
Other	6,228	15,997
Net cash provided by (used in) financing activities	(123,800)	(187,312)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(19,226)	(25,658)
Cash, cash equivalents, and restricted cash at beginning of period	36,009	40,899
Cash, cash equivalents, and restricted cash at end of period	$16,783	$15,241
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$152,273	$160,426
Cash payments (refunds) for income taxes	13,839	3,058
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$105,070	$87,456

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Summary of Consolidation Policy

Basis of Presentation
Puget Energy is an energy services holding company that owns Puget Sound Energy (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility, currently under construction. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that are incurred by PSE and allocated to Puget LNG are related party transactions by nature.
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
If delayed, the construction schedule and costs may be adversely impacted. Pursuant to an order by the Washington Utilities and Transportation Commission (Washington Commission), PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $156.1 million of construction work in progress and $1.5 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of September 30, 2018. Additionally, $120.0 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item, as PSE is a regulated entity.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Retirement Benefits
In March 2017, the FASB issued Accounting Standards Update (ASU) 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". The amendments require that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The line item used in the income statement to present the other components of net benefit cost must be disclosed. Additionally, the service cost component of net benefit cost is the only eligible cost for capitalization.
These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted ASU 2017-07 during the first quarter of fiscal year 2018 by applying the amendments related to the presentation of the service cost component and other components of net periodic pension cost retrospectively. For additional information, see Note 6, "Retirement Benefits" to the consolidated financial statements included in Item 1 of this report.

Income Taxes
In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". The staff of the U.S. Securities and Exchange Commission (SEC) recognized the complexity of reflecting the impacts of the Tax Cuts Job Act (TCJA), and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (SAB 118), which clarifies accounting for income taxes under Accounting Standards Codification (ASC) 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analysis and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (i) a company is complete with its accounting for certain effects of tax reform, (ii) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (iii) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted. The Company has completed the required analysis and accounting for substantially all the effects of the TCJA's enactment and has made a reasonable estimate as to the other effects and has reflected the measurement and accounting of the effects in the consolidated financial statements. The items reflected as provisional amounts include tax depreciation and amortization and other book to tax differences. The Company has accounted for these items based on its interpretation of the TCJA. Further interpretive guidance on the TCJA from the Internal Revenue Service (IRS), U.S. Treasury Department, or the Joint Committee on Taxation may require adjustments to the Company's accounting. In accordance with SAB 118, adjustments, if any, will be recorded in 2018.
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
These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted, including adoption in any interim period for reporting periods for which financial statements have not yet been issued. The Company early adopted ASU 2018-02 as of January 1, 2018 and reclassified accumulated other comprehensive income to retained earnings, resulting in a $5.2 million increase for Puget Energy related to pension and post-retirement plans and a $27.3 million increase for PSE, comprised of $26.2 million related to pension and post-retirement plans and $1.1 million related to interest rate swaps.

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
This update is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities upon issuance. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company adopted ASU 2016-15 as of January 1, 2018, with the standard only impacting the classification of debt extinguishment costs as financing outflows.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash". The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-18 as of January 1, 2018, by moving the presentation of restricted cash in the statement of cash flows to net cash flows of total cash, cash equivalents, and restricted cash. Amounts included in restricted cash primarily represent funds required to be set aside for contractual obligations related to transmission and generation facilities.
The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows:

Puget Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017
Cash and cash equivalents	$7,965	$6,768
Restricted cash	11,143	9,302
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$19,108	$16,070

Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017
Cash and cash equivalents	$5,640	$5,939
Restricted cash	11,143	9,302
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$16,783	$15,241

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU 2014-09 and the related amendments outline a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersede most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.
The Company implemented the standard as of January 1, 2018, using the modified retrospective method of adoption. As a result of implementation of this standard, the Company made no cumulative adjustments to revenue for contracts with customers open as of January 1, 2018. For the three and nine months ended September 30, 2018, the Company's revenue was 86.9% and 91.4% comprised of contracts with retail customers from rate-regulated sales of electricity and natural gas where revenue is recognized over time as delivered. Pursuant to the new standard, the Company has added enhanced quantitative and qualitative disclosures for revenue from contracts with customers and revenue outside the scope of the standard, in Note 3, "Revenue" to the consolidated financial statements included in Item 1 of this report.

Accounting Standards Issued but Not Yet Adopted
Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service

Contract". These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments.
The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is in the process of evaluating potential impacts of these amendments.

Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating potential impacts of these amendments to Note 5, "Fair Value Measurements" to the consolidated financial statements.

Retirement Benefits
In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans". This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans through added, removed, and clarified requirements of relevant disclosures.
The amendments in this update are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The Company is in the process of evaluating potential impacts of these amendments to Note 6, "Retirement Benefits" to the consolidated financial statements.

Lease Accounting
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The FASB issued this ASU to increase transparency and comparability among organizations by recognizing right-of-use (ROU) lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB ASC and creating Topic 842, Leases. ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The income statement recognition is similar to existing lease accounting and is based on lease classification. Under the new guidance, lessor accounting is largely unchanged.
In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842". In connection with the FASB’s transition support efforts, the amendments in this update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 upon adoption. Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose. The Company plans to elect this practical expedient, and will evaluate new and modified land easements as of the first quarter of fiscal year 2019.
In July 2018, the FASB issued both ASU 2018-10 and ASU 2018-11, "Leases (Topic 842): Codification Improvements" and "Leases (Topic 842): Targeted Improvements". These ASUs provide entities with both clarification on existing guidance issued in ASU 2016-02, as well as an additional transition method to adopt the new leasing standard. Under the new transition method, the entity initially applies the new standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements will continue to be in accordance with Topic 840. The Company is in the process of evaluating potential impacts of this new transition method. In preparation for adoption of the standard, the Company initiated a project team that meets bi-weekly to make key accounting assessments related to the standard, which included the implementation of associated internal controls.
These amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier adoption is permitted for all entities upon issuance. The Company will adopt ASU 2016-02 during the first quarter of fiscal year 2019 and expects the adoption of the standard will result in recognition of right-of-use assets and liabilities that have not previously been recorded, which will have a material impact on the consolidated balance sheets.

(3) Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
Revenue from contracts with customers:	2018	2018
Electric retail	$464,210	$1,563,394
Natural gas retail	101,995	594,572
Other	67,217	148,581
Total revenue from contracts with customers	633,422	2,306,547
Alternative revenue programs	(782)	(24,678)
Other non-customer revenue	18,824	79,455
Total operating revenue	$651,464	$2,361,324

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

Electric and Natural Gas Retail Revenue
Electric and natural gas retail revenue consists of tariff-based sales of electricity and natural gas to PSE's customers. For tariff contracts, PSE has elected the portfolio approach practical expedient model to apply the revenue from contracts with customers to groups of contracts. The Company determined that the portfolio approach will not differ from considering each contract or performance obligation separately. Electric and natural gas tariff contracts include the performance obligation of standing ready to perform electric and natural gas services. The electricity and natural gas the customer chooses to consume is considered an option and is recognized over time using the output method when the customer simultaneously consumes the electricity or natural gas. PSE has elected the right to invoice practical expedient for unbilled retail revenue. The obligation of standing ready to perform electric service and the consumption of electricity and natural gas at market value implies a right to consideration for performance completed to date. The Company believes that tariff prices approved by the Washington Commission represent stand-alone selling prices for the performance obligations under ASC 606. PSE collects Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes and presents the taxes on a gross basis, as PSE is the taxpayer for those excise and municipal taxes.

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

Other Revenue
In accordance with ASC 606, PSE separately presents revenue not collected from contracts with customers that falls under other accounting guidance.

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	At September 30, 2018			At December 31, 2017
(Dollars in Thousands)	Volumes	Assets[1]	Liabilities[1]	Volumes	Assets[1]	Liabilities[1]
Electric portfolio derivatives	*	$8,229	$21,935	*	$13,391	$49,050
Natural gas derivatives (MMBtus)[2]	302.0 million	10,192	20,211	332.1 million	11,014	37,044
Total derivative contracts		$18,421	$42,146		$24,405	$86,094
Current		$16,524	$30,558		$22,247	$64,859
Long-term		1,897	11,588		2,158	21,235
Total derivative contracts		$18,421	$42,146		$24,405	$86,094
_______________

[1]	Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.

[2]
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

*
Electric portfolio derivatives consist of electric generation fuel of 134.6 million One Million British Thermal Units (MMBtu) and purchased electricity of 6.5 million Megawatt Hours (MWhs) at September 30, 2018, and 166.8 million MMBtus and 2.9 million MWhs at December 31, 2017.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At September 30, 2018
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$18,421	$—	$18,421	$(11,058)	$—	$7,363
Liabilities:
Energy derivative contracts	42,146	—	42,146	(11,058)	—	31,088

Puget Energy and Puget Sound Energy
	At December 31, 2017
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$24,405	$—	$24,405	$(17,940)	$—	$6,465
Liabilities:
Energy derivative contracts	86,094	—	86,094	(17,940)	(353)	67,801
_______________

[1]	All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Classification	2018	2017	2018	2017
Interest rate contracts[1]:
	Non-hedged interest rate swap (expense) income	$—	$—	$—	$28
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	8,503	903	16,172	(20,979)
Realized	Electric generation fuel	(6,308)	(6,753)	(18,401)	(14,773)
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	5,543	(880)	5,781	(2,119)
Realized	Purchased electricity	(4,803)	(4,356)	(10,028)	(14,434)
Total gain (loss) recognized in income on derivatives		$2,935	$(11,086)	$(6,476)	$(52,277)
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
The Company monitors counterparties for significant swings in credit default swap rates, credit rating changes by external rating agencies, ownership changes or financial distress. When deemed appropriate, the Company may request collateral or other security from its counterparties to mitigate potential credit default losses. Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2018, approximately 93.0% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, was with counterparties that are rated investment grade by rating agencies and 7.0% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. As of September 30, 2018, the Company was in a net liability position with the majority of its counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE) platform, which requires the daily posting of margin calls as collateral through a futures and clearing agent. As of September 30, 2018, PSE had cash posted as collateral of $4.0 million related to contracts executed on this platform. As additional contracts are executed on this exchange, the amount of collateral to be posted will increase, subject to PSE’s established limit. PSE also has a $1.0 million letter of credit posted as collateral as a condition of transacting on a physical energy exchange and clearing house in Canada. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the nine months ended September 30, 2018.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30, 2018			At December 31, 2017
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$285	$—	$285	$3,187	$—	$3,187
Requested credit for adequate assurance	18,511	—	—	37,374	—	—
Forward value of contract[3]	—	4,028	—	353	2,639	—
Total	$18,796	$4,028	$285	$40,914	$2,639	$3,187
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(5)	Fair Value Measurements

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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments totaling $49.2 million and $48.5 million at September 30, 2018 and December 31, 2017, respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At September 30, 2018		At December 31, 2017
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$—	$—	$250,000	$238,935
Long-term debt (fixed-rate), net of discount[1]	2	5,507,690	6,444,215	5,105,329	6,520,515
Long-term debt (variable-rate)	2	150,465	150,465	102,600	102,600
Total liabilities		$5,658,155	$6,594,680	$5,457,929	$6,862,050

Puget Sound Energy		At September 30, 2018		At December 31, 2017
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$—	$—	$250,000	$238,935
Long-term debt (fixed-rate), net of discount[2]	2	3,894,487	4,564,144	3,499,911	4,550,130
Total liabilities		$3,894,487	$4,564,144	$3,749,911	$4,789,065
_______________

[1]	The carrying value includes debt issuances costs of $26.8 million and $27.9 million for September 30, 2018 and December 31, 2017, respectively, which are not included in fair value.

[2]	The carrying value includes debt issuances costs of $24.9 million and $24.6 million for September 30, 2018 and December 31, 2017, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At September 30, 2018			At December 31, 2017
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$5,801	$2,428	$8,229	$9,866	$3,525	$13,391
Natural gas derivative instruments	5,826	4,366	10,192	6,973	4,041	11,014
Total assets	$11,627	$6,794	$18,421	$16,839	$7,566	$24,405
Liabilities:
Electric derivative instruments	$20,884	$1,051	$21,935	$46,623	$2,427	$49,050
Natural gas derivative instruments	19,021	1,190	20,211	34,926	2,118	37,044
Total liabilities	$39,905	$2,241	$42,146	$81,549	$4,545	$86,094

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
(Dollars in Thousands)	2018			2017
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$2,009	$3,949	$5,958	$643	$1,456	$2,099
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	67	—	67	2,458	—	2,458
Included in regulatory assets / liabilities	—	930	930	—	2,133	2,133
Settlements	(945)	(2,217)	(3,162)	(1,783)	(1,301)	(3,084)
Transferred into Level 3	(150)	—	(150)	(1,668)	—	(1,668)
Transferred out of Level 3	396	514	910	1,760	(34)	1,726
Balance at end of period	$1,377	$3,176	$4,553	$1,410	$2,254	$3,664

[1]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(0.1) million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively.

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2018			2017
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$1,098	$1,923	$3,021	$972	$625	$1,597
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	2,052	—	2,052	3,503	—	3,503
Included in regulatory assets / liabilities	—	6,260	6,260	—	5,715	5,715
Settlements	(1,599)	(5,819)	(7,418)	(5,622)	(4,605)	(10,227)
Transferred into Level 3	(1,987)	—	(1,987)	523	(553)	(30)
Transferred out of Level 3	1,813	812	2,625	2,034	1,072	3,106
Balance at end of period	$1,377	$3,176	$4,553	$1,410	$2,254	$3,664
______________

[1]
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $1.4 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively.

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
The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of September 30, 2018:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$2,428	$1,051	Discounted cash flow	Power prices (per MWh)	$8.85	$46.15	$25.48
Natural gas	$4,366	$1,190	Discounted cash flow	Natural gas prices (per MMBtu)	$2.20	$2.93	$2.57
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2017:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$3,525	$2,427	Discounted cash flow	Power prices (per MWh)	$7.02	$28.94	$18.61
Natural gas	$4,041	$2,118	Discounted cash flow	Natural gas prices (per MMBtu)	$1.22	$2.80	$1.54
____________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At September 30, 2018 and December 31, 2017, a hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $0.8 million and $0.9 million, respectively.

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
As of September 30, 2018, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and found no impairment. As of March 31, 2018, the Wells Hydro contract was determined to be impaired due to a decrease in forward prices for this contract of 39.0% from December 31, 2017, causing an impairment of $1.9 million.
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
The following table presents the significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value:

Puget Energy
Valuation Date	Unobservable Input	Low	High	Average
March 31, 2018	Power prices (per MWh)	$9.69	$25.30	$17.50
	Power contract costs per quarter (in thousands)	$4,126	$4,126	$4,126

(6)	Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  Starting January 1, 2014, all United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry (UA) represented employees will receive annual employer contributions of 4.0% of eligible pay each year in the cash balance formula plan of the defined benefit pension. Starting January 1, 2014, for non-represented employees, and December 12, 2014 for employees represented by the IBEW, participants will receive annual employer contributions of 4.0% of eligible pay each year in the cash balance formula of the defined benefit pension or 401k plan account. Those employees receiving contributions in the cash balance formula plan also receive interest credits, which are at least 1.0% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, they will have annuity and lump sum options for distribution. PSE also maintains a non-qualified supplemental executive retirement plan (SERP) for its key senior management employees.
In addition to providing pension benefits, PSE provides legacy group health care and life insurance benefits (Other Benefits) for certain retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums, paid primarily by retirees, are based on the benefits provided during the prior year. Puget Energy's retirement plans were re-measured as a result of the merger in 2009, which represents the difference between Puget Energy and PSE's retirement plans.
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

The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$6,218	$5,020	$212	$228	$17	$18
Interest cost	6,917	7,093	530	571	113	125
Expected return on plan assets	(12,533)	(11,945)	—	—	(119)	(115)
Amortization of prior service cost	(495)	(495)	11	11	—	—
Amortization of net loss (gain)	716	—	394	269	(80)	(101)
Net periodic benefit cost	$823	$(327)	$1,147	$1,079	$(69)	$(73)

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$17,068	$15,060	$635	$685	$52	$54
Interest cost	20,477	21,279	1,590	1,714	333	375
Expected return on plan assets	(37,652)	(35,837)	—	—	(354)	(346)
Amortization of prior service cost	(1,485)	(1,485)	33	33	—	—
Amortization of net loss (gain)	1,640	—	1,185	807	(252)	(302)
Net periodic benefit cost	$48	$(983)	$3,443	$3,239	$(221)	$(219)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Three Months Ended September 30,
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$6,218	$5,020	$212	$228	$17	$18
Interest cost	6,917	7,093	530	571	113	125
Expected return on plan assets	(12,542)	(11,965)	—	—	(119)	(115)
Amortization of prior service cost	(393)	(393)	11	11	—	—
Amortization of net loss (gain)	3,928	3,262	517	392	(134)	(160)
Net periodic benefit cost	$4,128	$3,017	$1,270	$1,202	$(123)	$(132)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$17,068	$15,060	$635	$685	$52	$54
Interest cost	20,477	21,279	1,590	1,714	333	375
Expected return on plan assets	(37,680)	(35,896)	—	—	(354)	(346)
Amortization of prior service cost	(1,180)	(1,180)	33	33	—	—
Amortization of net loss (gain)	11,188	9,786	1,552	1,175	(417)	(480)
Net periodic benefit cost	$9,873	$9,049	$3,810	$3,607	$(386)	$(397)

The following table summarizes the Company’s change in benefit obligation for the periods ended September 30, 2018 and December 31, 2017:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
(Dollars in Thousands)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Change in benefit obligation:
Benefit obligation at beginning of period	$700,481	$652,607	$55,754	$51,734	$11,454	$11,194
Service cost	17,068	20,081	635	913	52	72
Interest cost	20,477	28,373	1,590	2,285	333	500
Actuarial loss (gain)	3,991	40,945	—	2,722	82	725
Benefits paid	(33,183)	(40,594)	(1,561)	(1,900)	(816)	(1,137)
Medicare part D subsidy received	—	—	—	—	85	100
Administrative Expense	—	(931)	—	—	—	—
Benefit obligation at end of period	$708,834	$700,481	$56,418	$55,754	$11,190	$11,454

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2018 are expected to be at least $18.0 million, $5.5 million and $0.3 million, respectively. During the three months ended September 30, 2018, the Company contributed $4.5 million and $0.5 million to fund the qualified pension plan and SERP, respectively. During the nine months ended September 30, 2018, the Company contributed $13.5 million and $1.6 million to fund the qualified pension plan and SERP, respectively. The Company contributed an immaterial amount to fund the other postretirement plans.

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
The GRC also re-purposed the benefit of PTCs and hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2. As the Company monetizes PTCs on its filed tax returns, the regulatory liability is transferred to a reserve for Colstrip Units 1 and 2 decommissioning and remediation costs.
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
On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 GRC to extend the decoupling mechanism with several changes to the methodology that took effect on December 19, 2017. Electric and natural gas delivery revenues continue to be recovered on a per customer basis and electric fixed production energy costs are now decoupled and recovered on the basis of a fixed monthly amount. The allowed decoupling revenue for electric and natural gas customers will no longer increase annually each January 1 as occurred prior to December 19, 2017. Approved revenue per customer costs can only be changed in a GRC or expedited rate filing (ERF). Approved electric fixed production energy costs can also be changed in a power cost only rate case (PCORC). Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate test which limits the amount of revenues PSE can collect in its annual filings increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism will be reviewed again in PSE’s first rate case filed in or after 2021, or in a separate proceeding, if appropriate.
On September 30, 2018, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the revenue is forecasted to be collected within 24 months, the reserve can be reversed. The analysis indicated that $0.3 million of electric deferred revenue will not be collected within 24 months of the annual period; therefore, an adjustment was booked to 2018 decoupling revenue. The previously unrecognized decoupling deferrals of $20.8 million at December 31, 2016, was recognized as decoupling revenue in nine months ended September 30, 2017.

Electric Regulation and Rates
Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the nine months ended September 30, 2018, PSE incurred $8.9 million in storm-related electric transmission and distribution system restoration costs, of which no current year amount was deferred to a regulatory asset. This compares to $21.1 million incurred in storm-related electric transmission and distribution system restoration costs for the nine months ended September 30, 2017, of which $12.4 million was deferred to a regulatory asset. Under the December 5, 2017 Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017 requesting deferred accounting treatment for the impacts of tax reform.  The requested deferral accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35.0% to 21.0%. The rate change filing did not address excess deferred taxes or the deferred balance associated with the over-collection of income tax expense of $34.6 million for the period January 1 through April 30, 2018 (the time period that encompasses the effective date of the TCJA through May 1, 2018, the effective date of the rate change). The $34.6 million tax over-collection decreased PSE's revenue and increased the regulatory liability for a refund to customers. PSE proposed in the rate change filing to address both the excess deferred taxes and the deferred balance associated with the over-collection of income tax expense in PSE’s accounting petition. The overall impact of the rate change, based on the annual period from May 2018 through April 2019, is a revenue decrease of $72.9 million, or 3.4% for electric and $23.6 million, or 2.7% for natural gas.

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
Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. The increase in depreciation caused the Colstrip Units 1 and 2 regulatory asset to be reduced to $129.9 million and $127.6 million as of September 30, 2018 and December 31, 2017, respectively. However, the full scope of decommissioning activities and costs may vary from the estimates that are available at this time. The GRC also repurposed PTCs and hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2. Additionally, PSE will accelerate the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027.

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

Other Commitments and Contingencies
There have been no material changes to the contractual obligations and consolidated commercial commitments disclosed in Note 15, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2017.

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
On October 1, 2018, Puget Energy entered into a $150.0 million, three-year term loan agreement with a small group of banks. The agreement allows Puget Energy to borrow at either the banks' prime rate or at LIBOR plus a spread based on credit rating. The Term Loan Agreement also includes an expansion feature, pursuant to which Puget Energy may request to increase the aggregate amount of the Term Loan Agreement, obtain incremental term loans or any combination of increases and incremental term loans in an amount up to $100.0 million. The proceeds from the term loan will be used to repay borrowings under the revolving credit facility, which carries a higher interest rate.

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

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility, currently under construction. All of Puget Energy's common stock is indirectly owned by Puget Holdings, LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners, Macquarie Capital Group Limited, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation, and the Alberta Investment Management Corporation. In August 2018, Macquarie Infrastructure Partners and Macquarie Capital Group Limited reached an agreement to sell their shares to Ontario Municipal Employee Retirement System, PGGM and current owners, Alberta Investment Management Corporation and British Columbia Investment Management Corporation.  The sale is conditioned upon the approval of various federal and state agencies, including that of the Washington Commission.  Puget Energy and PSE are collectively referred to herein as “the Company.”
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

Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended September 30, 2018 is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

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

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017 requesting deferred accounting treatment for the impacts of tax reform.  The deferral accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35% to 21%. The rate change filing did not address excess deferred taxes or the deferred balance associated with the over collection of income tax expense for the period January 1 through April 30, 2018 (the time period that encompasses the effective date of the TCJA through May 1, 2018, the requested effective date of the rate change). PSE proposed in the rate change filing to address both the excess deferred taxes and the deferred balance associated with the over collection of income tax expense in PSE’s accounting petition.
The Washington Commission approved the following PSE requests to change rates to reflect the new corporate tax rates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Electric:
May 1, 2018	(3.4)%	$(72.9)
Natural Gas:
May 1, 2018	(2.7)	(23.6)

Decoupling Filings
On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 GRC to extend the decoupling mechanism with some changes to the methodology that took effect on December 19, 2017. Electric and natural gas delivery revenues will continue to be recovered on a per customer basis and electric fixed production energy costs will now be decoupled and recovered on the basis of a fixed monthly amount. The allowed decoupling revenue for electric and natural gas customers will no longer increase annually each January 1 as occurred prior to December 19, 2017. Approved revenue per customer costs can only be changed in a GRC or expedited rate filing (ERF). Approved electric fixed production energy costs can also be changed in a power cost only rate case (PCORC). Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate cap which limits the amount of revenues PSE can collect in its annual filings increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism is to be reviewed again in PSE's first GRC filed in or after 2021, or in a separate proceeding, if appropriate.

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

On September 30, 2016, PSE filed an accounting petition with the Washington Commission which requested deferral of the variances, either positive or negative, between the fixed costs previously recovered in the PCA and the revenue received to cover the allowed fixed costs.  The deferral period requested was January 1, 2017 through December 31, 2017 when rates were to go into effect from PSE's 2017 GRC.  On November 10, 2016, the Washington Commission issued Order No. 01 approving PSE’s accounting petition. With the final determination in PSE’s GRC, this deferral ceased with the rate effective date of December 19, 2017.
For the nine months ended September 30, 2018, in its PCA mechanism, PSE under recovered its power costs by $7.7 million of which no amount was apportioned to customers.  This compares to an under recovery of power costs of $8.9 million for the nine months ended September 30, 2017 of which no amounts were apportioned to customers. Power costs decreased in 2018 compared to 2017, although the effect of the lower power costs in the PCA mechanism was offset by a decrease in load used to calculate the baseline amount and a slightly lower baseline rate in 2018.

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

The following table sets forth CRM rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2018	0.5%	$5.0
November 1, 2017	0.5	4.9
November 1, 2016	0.6	5.6

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
The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective date:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2018	(10.9)%	$(98.4)
November 1, 2017	(3.3)	(30.8)
November 1, 2016	(0.4)	(4.1)

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
On July 26, 2018, the Washington Commission approved a second phase of the Green Direct product. The phase 2 offering will be a blend of the phase 1 wind and a 120.0 MW solar project. Phase 1 customers will receive wind through 2020; and then will receive the blended energy in 2021. Open enrollment for phase 2, which is fully subscribed, began on August 31, 2018 and customers will start receiving energy through the program in 2021.
For additional information, see Note 7, "Regulation and Rates" to the consolidated financial statements included in Item 1 of this report.

Other Factors and Trends
Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to renew existing, or obtain access to new credit facilities and could increase the cost of such facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or acquisitions, including generating capacity, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. In October 2017, Puget Energy and PSE each entered into new five-year credit facilities that replaced the previous facilities and are scheduled to mature in October 2022. On October 1, 2018, Puget Energy entered into a three-year term loan agreement that includes an expansion feature and will mature in October 2021.
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

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory. The following chart displays the details of PSE's electric margin changes for the three months ended September 30, 2017 and 2018:
______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three months ended September 30, 2017 compared to 2018
Electric Operating Revenue
Electric operating revenues decreased $3.0 million from the prior year primarily due to a decrease in electric retail sales of $23.1 million and a decrease in decoupling revenue of $11.6 million; partially offset by an increase in sales to other utilities of $18.1 million, transportation and other revenues of $9.6 million and other decoupling revenue of $4.0 million.  These items are discussed in detail below.

•
Electric retail sales decreased $23.1 million primarily due to the following: (i) a decrease of $17.4 million as a result of a 3.4% decrease attributable to corporate tax rates in the TCJA filing and a decoupling rate mechanism decrease of 1.1% annually effective May 2018 and (ii) a $5.7 million decrease primarily from lower retail electricity usage of 1.3% compared to the prior year.

•
Sales to other utilities increased $18.1 million due to a 52.2% increase in volumes due to additional combustion turbine generation as a result of favorable heat rates and a 15.8% increase in electric wholesale prices due to increased demand within the region from warm weather. Refer to the electric generation fuel discussion below.

•
Decoupling revenue decreased $11.6 million primarily due to a decrease of $17.4 million in PCA fixed cost deferrals. In 2017, the PCA fixed cost deferrals were not load shaped within the mechanism, which led to a large over-collection. In 2018, PCA fixed costs are load shaped within the decoupling mechanism to more accurately reflect annual load trends. As a result, actual revenues were closer to PSE's allowed revenues for the decoupling mechanism in 2018 as compared to 2017.

This was partially offset by a $5.8 million increase in delivery decoupling deferrals, where decreased electricity usage has resulted in under-collection in the current year as compared to over-collection in the prior year.

•
Other decoupling revenue increased $4.0 million primarily due to a $4.8 million decrease in amortization of prior year deferrals resulting from lower amortization rates and reduced electricity usage in the current year.  This was partially offset by a decrease in current year recognition of revenues previously not recognized as they were not expected to be recovered in rates within 24 months.

•
Transportation and other revenue increased $9.6 million primarily due to a change in production tax credit (PTC) deferral revenue of $5.0 million for the re-purpose of the PTCs and an increase in net wholesale natural gas sales of $3.3 million due to an increase of wholesale electricity prices.

Electric Power Costs
Electric power costs increased $35.9 million primarily due to an increase of $32.7 million of purchased electricity costs and an increase of $4.4 million of electric generation fuel expense. These items are discussed in detail below.

•
Purchased electricity expense increased $32.7 million primarily due to a 28.5% increase in wholesale prices partially offset by a 0.1% decrease in wholesale electricity purchases as discussed in sales to other utilities.

•
Electric generation fuel expense increased $4.4 million primarily due to a $7.4 million increase in combustion turbine generation costs primarily due to an increase in generation of 39.0% as a result of favorable heat rates; partially offset by a $3.0 million reduction of coal generation costs primarily at Colstrip units 3 and 4 for variable fuel costs due to a 49.1% decrease in production from an unplanned outage.

The following chart displays the details of PSE's electric margin changes for the nine months ended September 30, 2017 and 2018:
______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine months ended September 30, 2017 compared to 2018
Electric Operating Revenue
Electric operating revenues decreased $0.6 million primarily due to a decrease in electric retail sales of $44.1 million and decoupling revenue of $22.4 million; partially offset by an increase in transportation and other revenues of $38.7 million, sales to other utilities of $21.9 million and other decoupling revenue of $5.4 million.  These items are discussed in detail below.

•
Electric retail sales decreased $44.1 million due to a decrease of $41.8 million from lower retail electricity usage of 2.5% compared to the prior year and a decrease in rates of $2.6 million. The rate decrease was due to the decoupling rate mechanism rate decrease of 1.1% annually effective May 2018 and the decrease in May 2018 of 3.4% due to change in corporate tax rates as a result of TCJA. The rate decreases were partially offset by the GRC rate increase of 0.9% annually effective December 2017. The reduced usage was due to a decrease of residential and commercial use per customer of 3.6% and 1.2%, respectively, primarily due to a decrease in heating degree days of 10.0% compared to 2017.

•
Sales to other utilities increased $21.9 million due to a 28.6% increase in volumes due to additional combustion turbine generation as a result of favorable heat rates and a 22.0% increase in electric wholesale prices due to increased demand within the region from warm weather. Refer to the electric generation fuel discussion below.

•
Decoupling revenue decreased $22.4 million primarily due to a decline of $19.0 million in PCA fixed cost deferrals. In 2017, PCA fixed cost deferrals were not load shaped within the mechanism, which lead to a large undercollection. In 2018, PCA fixed costs are load shaped within the decoupling mechanism to more accurately reflect annual load trends. In addition,   delivery decoupling deferrals decreased $3.4 million due to a decrease in allowed revenue per customer, slightly offset by a decrease in electricity usage, as noted above. As a result, actual revenues were closer to PSE's allowed revenues for the decoupling mechanism in 2018 as compared to 2017.

•
Other decoupling revenue increased $5.4 million primarily due to a $6.9 million decrease in current year amortization of prior year over-collection, resulting from lower amortization rates and reduced electricity usage in the current year.  This was offset in part by $1.3 million recognized in 2017 for revenue not expected to be recovered in rates within 24 months from previous years.

•
Transportation and other revenue increased $38.7 million primarily due to a change in PTC deferral revenue of $56.2 million for the re-purpose of the PTCs and an increase in net wholesale natural gas sales of $3.7 million due to an increase in wholesale electricity prices of 7.9%; partially offset by tax reform deferrals for revenue subject to refunds of $24.1 million as discussed in sales to other utilities.

Electric Power Costs
Electric power costs decreased $4.9 million primarily due to decrease of $8.9 million of electric generation fuel expense and an increase in residential exchange credits of $2.6 million; partially offset by an increase of $6.6 million of purchased electricity costs. These items are discussed in detail below.

•
Purchased electricity expense increased $6.6 million primarily due to a 7.9% increase in wholesale prices partially offset by a 5.8% decrease in wholesale electricity purchases as discussed in sales to other utilities.

•
Electric generation fuel expense decreased $8.9 million primarily due to a $6.2 million reduction of coal generation costs primarily at Colstrip for variable fuel costs due to a 10.7% decrease in production driven by maintenance at units 1 and 2 and an unplanned outage at units 3 and 4; Additionally, there was a $2.7 million reduction in combustion turbine generation costs.

•
Residential exchange expense decreased $2.6 million resulting from decreased electricity usage as rates remain consistent in both periods. The REP credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income. The Northwest Power Act, through the REP, provides access to the benefits of low-cost federal power for residential and small farm customers of regional utilities, including PSE.  The program is administered by the BPA.  Pursuant to agreements (including settlement agreements) between the BPA and PSE, the BPA has provided payments of REP benefits to PSE, which PSE has passed through to its residential and small farm customers in the form of electricity bill credits.

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

The following chart displays the details of PSE's natural gas margin changes for the three months ended September 30, 2017 and 2018:

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three months ended September 30, 2017 compared to 2018
Natural Gas Operating Revenue
Natural gas operating revenue decreased $4.7 million primarily due to a decrease of $3.8 million in total retail sales, a decrease of $3.5 million in decoupling revenue, and a decrease in transportation and other revenue of $0.8 million; partially offset by a $3.4 million increase in other decoupling revenue. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $3.8 million due to a decrease in rates of $5.2 million; partially offset by an increase of $1.4 million in natural gas sales, which is a result of an increase in natural gas residential load of 3.3% from an increase in residential customers of 1.5% and an increase in heating degree days of 36.5%. The decrease in rates was primarily due to rate changes from the following filings: GRC rates decreased 3.8% annually, PGA rates decreased 3.3% annually, a 3.4% decrease for the change in corporate tax rate due to the TCJA and is offset by an increase in decoupling rates of 1.7% annually, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes.

•
Decoupling revenue decreased $3.5 million where actual revenues more closely aligned with PSE's allowed revenues in the current year as compared to the prior year. This is primarily attributable to a decrease in allowed revenue per customer and an increase in usage, as noted above.

•	Other decoupling revenue increased $3.4 million as a result of $4.3 million pass back related to ROR in 2017, whereas none is estimated in 2018.

Natural Gas Energy Costs
Purchased natural gas expense decreased $2.0 million due to a 3.3% decrease in natural gas costs included in PGA rates partially offset by an increase in natural gas usage.

The following chart displays the details of PSE's natural gas margin changes for the nine months ended September 30, 2017 and 2018:

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine months ended September 30, 2017 compared to 2018
Natural Gas Operating Revenue
Natural gas operating revenue decreased $94.4 million primarily due to a decrease of $72.6 million in total retail sales, a decrease in transportation and other revenue of $12.5 million, a decrease of $8.1 million in other decoupling revenue and a decrease of $1.2 million increase in decoupling revenue. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $72.6 million due to a decrease of $49.3 million in natural gas sales, which is a result of a decrease in natural gas load of 7.3% from 2017 and a decrease in rates of $23.3 million. The decrease in rates was primarily due to a rate changes from the following filings: GRC which decreased rates 3.8% annually, PGA rates decreased 3.3% annually, a 3.4% decrease for the change in corporate tax rate due to the TCJA and is offset by an increase in decoupling rates of 2.4%, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes. Natural gas load decreased primarily due to the decrease in average therms used per residential and commercial customers of 8.1% and 6.1%, respectively, compared to 2017, as a result of a 10.6% decrease in heating degree days, which decreased the natural gas heating load compared to prior year.

•
Decoupling revenue decreased $1.2 million where actual revenues more closely aligned with PSE's allowed revenues in the current year as compared to the prior year. This is primarily attributable to a decrease in allowed revenue per customer, slightly offset by a decrease in usage, as noted above.

•
Other decoupling revenue decreased $8.1 million primarily due to a $19.6 million decrease in current year recognition of revenues not recognized in previous years, as they were not expected to be recovered in rates within 24 months. This was partially offset by a $13.5 million increase related to ROR.

•	Transportation and other revenue decreased $12.5 million primarily due to tax reform deferrals for revenue subject to refund of $10.5 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $36.5 million due to a decrease in natural gas costs included in PGA rates and a decrease in natural gas usage of 7.3%.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended September 30, 2017 and 2018:

Three months ended September 30, 2017 compared to 2018
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments increased $14.0 million to a net gain of 14.0 million. The primary driver for the increase in gains was due to an increase in the weighted average electricity and natural gas forward prices of 12.5%, resulting in a $6.0 million gain, and 9.6%, resulting in a $8.0 million gain, respectively.

•
Depreciation and amortization expense increased $25.1 million primarily due to a depreciation rate change effective December 2017 as a result of the GRC and the following: (i) amortization of PTC regulatory liability of $5.0 million in 2018; (ii) electric depreciation expense increased $13.6 million, primarily due to net asset additions to production and distribution of $1.6 million and $180.8 million, respectively; (iii) an increase of $7.1 million due to net additions of $158.7 million of computer software; (iv) an increase of storm damage and regulatory amortization of $2.5 million and (v) an increase in natural gas environmental cost amortization of $3.6 million. These increases were partially offset by (i) conservation amortization decreased $3.8 million primarily due to a decrease of electric rate change of 0.8% annually effective May 1, 2018 and lower customer usage and (ii) a decrease in natural gas depreciation expense of $3.9 million primarily due to a depreciation rate change to a lower rate.

•	Taxes other than income taxes decreased $2.5 million primarily due to decreases in municipal taxes of $0.5 million and state excise taxes of $1.2 million as a result of a decrease in retail revenue.

Other Income, Interest Expense and Income Tax Expense

•
Other Income/expense increased $6.4 million primarily due to the $5.8 million pension non-service cost component recorded in 2018 as compared to 2017. For further details regarding the non-service cost component, see Note 6, "Retirement Benefits" to the consolidated financial statements included in Item 1 of this document.

•
Interest expense decreased $2.4 million primarily related to lower interest rates on long-term debt due to the refinancing of the $250.0 million in junior subordinated notes and $200.0 million in senior secured notes at a lower interest.

•
Income tax expense decreased $16.2 million primarily driven by a decrease in pre-tax income with a tax effect of $8.7 million and $1.3 million due to the amortization of excess deferred taxes related to utility plant as a result of tax reform.

The following chart displays the details of PSE's operating expenses and other income (deductions) for the nine months ended September 30, 2017 and 2018:

Nine months ended September 30, 2017 compared to 2018
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments increased $45.1 million from a loss of $23.1 million. The primary driver for the increase in gains was due to an increase in the weighted average electricity and natural gas forward prices of 21.5%, resulting in a $12.3 million gain, and 11.4%, resulting in a $33.5 million gain, respectively.

•
Depreciation and amortization expense increased $127.4 million primarily due to a depreciation rate change effective December 2017 as a result of the GRC which increased and the following: (i) amortization of PTC regulatory liability of $56.2 million in 2018; (ii) electric depreciation expense increased $44.5 million, primarily due to net asset additions to production and distribution of $1.6 million and $180.8 million, respectively; (iii) an increase of $15.2 million due to net additions of $158.7 million of computer software: (iv) an increase of storm damage and regulatory amortization of $13.8 million; (v) an increase in natural gas environmental cost amortization of $6.5 million; these increases were partially offset by (vi) a decrease in natural gas depreciation expense of $11.5 million primarily due to a depreciation rate change to a lower rate.

•
Taxes other than income taxes decreased $13.7 million primarily due to decreases in municipal taxes of $4.8 million and state excise taxes of $4.6 million, as a result of a decrease in retail revenue; additionally, a decrease of $3.9 million related to the property tax tracker, which decreased due to load.

Other Income, Interest Expense and Income Tax Expense

•
Other Income/expense increased $8.9 million primarily due to the $7.2 million pension non-service cost component recorded in 2018 as compared to 2017. For further details regarding the non-service cost component, see Note 6, "Retirement Benefits" to the consolidated financial statements included in Item 1 of this document.

•
Interest expense decreased $7.7 million primarily related to lower interest rates on long-term debt due to the refinancing of the $250.0 million in junior subordinated notes and $200.0 million in senior secured notes at a lower interest.

•
Income tax expense decreased $82.1 million primarily driven by the following: (i) approximately $30.9 million from the impact of tax reform with a decrease in statutory tax rate from 35% to 21%, (ii) a decrease in pre-tax book income with a tax effect of approximately $23.4 million, and (iii) approximately $16.3 million due to the amortization of excess deferred taxes related to utility plant as a result of tax reform.

Puget Energy
Primarily, all operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three months ended September 30, 2017 and 2018 are as follows:

Three months ended September 30, 2017 compared to 2018
Summary Results of Operation
Puget Energy’s net income decreased for the three months ended September 30, 2018 by $34.8 million primarily due to a decrease over the prior year for PSE's net income as well as decreases in income tax benefit:

•
Other income increased by $10.8 million primarily as a result of the reclassification of the non-service cost component of pension benefit cost. For further information on this reclassification, see Note 6, "Retirement Benefits" in the Combined Notes to Consolidated Financial Statements in Item I.

•	Non-utility expense and other increased by $11.5 million primarily due to the reclassification of non-service cost component of pension benefit cost.

•	Income tax benefit decreased by $8.5 million primarily due to the impact of tax reform with a decrease in statutory tax rate from 35% to 21% as well as a decrease in pre-tax income.

Puget Energy's net income (loss) for the nine months ended September 30, 2017 and 2018 are as follows:

Nine months ended September 30, 2017 compared to 2018
Summary Results of Operation
Puget Energy’s net income decreased for the nine months ended September 30, 2018 by $47.1 million primarily due to a decrease in non-utility and other expense, as well as a decrease in income tax benefit:

•
Other income increased by $17.0 million primarily as a result of the reclassification of the non-service cost component of pension benefit cost. For further information on this reclassification, see Note 6, "Retirement Benefits" in the Combined Notes to Consolidated Financial Statements in Item I.

•	Non-utility expense and other increased by $18.8 million primarily due to the reclassification of non-service cost component of pension benefit cost.

•	Income tax benefit decreased by $14.0 million due primarily to the impact of tax reform with a decrease in statutory tax rate from 35% to 21% as well as a decrease in pre-tax income.

Capital Requirements
Contractual Obligations and Commercial Commitments
During the nine months ended September 30, 2018, there were no material changes to the contractual obligations and consolidated commercial commitments disclosed in Note 15, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2017.
The following are the Company's aggregate availability under commercial commitments as of September 30, 2018:

Puget Sound Energy and Puget Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Commercial commitments:
PSE revolving credit facility	$800,000	$—	$—	$800,000	$—
Inter-company short-term debt	30,000	$—	—	—	30,000
Total PSE commercial commitments	$830,000	$—	$—	$800,000	$30,000
Puget Energy revolving credit facility	649,535	—	—	649,535	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,449,535	$—	$—	$1,449,535	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2.

Off-Balance Sheet Arrangements
As of September 30, 2018, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to support reliable energy delivery, meet regulatory requirements, and customer growth.  Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $712.3 million for the nine months ended September 30, 2018. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Millions)	2018	2017	Change
Net income	$193,709	$222,846	$(29,137)
Non-cash items[1]	493,821	566,178	(72,357)
Changes in cash flow resulting from working capital[2]	158,184	164,451	(6,267)
Regulatory assets and liabilities	(22,545)	(85,385)	62,840
Other noncurrent assets and liabilities[3]	(8,356)	(35,665)	27,309
Net cash provided by operating activities	$814,813	$832,425	$(17,612)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayment, PGA, accounts payable and accrued expenses.

[3]	Other non-current assets and liabilities include funding of pension liability.

Nine Months Ended September 30, 2018 compared to 2017
Cash generated from operations for the nine months ended September 30, 2018 decreased by $17.6 million including a net income decrease of $29.1 million. The following are significant factors that impacted PSE's cash flows from operations:

•
Cash flow adjustments resulting from non-cash items decreased $72.4 million primarily due to changes in deferred income tax and tax credits of $96.2 million, production tax credit monetization of $56.2 million and derivative instruments of $45.1 million offset by changes in depreciation and amortization of $130.8 million. For further discussion, see note 7, "Regulation and Rates" and Management's Discussion and Analysis, "Other Operating Expenses" in Item 2.

•
Cash outflows resulting from regulatory assets and liabilities decreased $62.8 million primarily due to deferred accounting treatment for the impacts of tax reform and decoupling collections. For further discussion, see Management's Discussion and Analysis, "Electric Operating Revenue" and "Natural Gas Operating Revenue" in Item 2.

Puget Energy	Nine Months Ended September 30,
(Dollars in Millions)	2018	2017	Change
Net income	$(65,138)	$(47,184)	$(17,954)
Non-cash items[1]	616	(18,845)	19,461
Changes in cash flow resulting from working capital[2]	2,058	(13,323)	15,381
Regulatory assets and liabilities	—	—	—
Other noncurrent assets and liabilities[3]	(10,016)	15,597	(25,613)
Net cash provided by operating activities	$(72,480)	$(63,755)	$(8,725)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, PGA, accounts payable and accrued expenses.

[3]	Other noncurrent assets and liabilities include funding of pension liability.

Nine Months Ended September 30, 2018 compared to 2017
Cash generated from operations for the nine months ended September 30, 2018, in addition to the changes discussed at PSE above, decreased by $8.7 million compared to the same period in 2017.  The change was primarily impacted by the factors explained below:

•	Cash flow resulting from non-cash items increased $19.5 million primarily due to changes in deferred income taxes.

•	Cash flow resulting from working capital increased $15.4 million primarily due to changes in accounts receivable.

•
Cash flow resulting from other noncurrent assets and liabilities decreased $25.6 million primarily due to the reclassification of construction work-in-process related to other property and investments.

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

Puget Sound Energy
Credit Facilities
As of September 30, 2018, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. The unsecured revolving credit facility matures in October 2022.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of September 30, 2018, PSE was in compliance with all applicable covenant ratios.
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
As of September 30, 2018, no amounts were drawn and outstanding under PSE's credit facility and$206.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $3.0 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of September 30, 2018, PSE had no outstanding balance under the Note.

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
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at September 30, 2018, PSE could issue:

•
Approximately $1.9 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.2 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2018; and

•
Approximately $501.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $835.0 million of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at September 30, 2018.

At September 30, 2018, PSE had approximately $7.1 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On November 21, 2016, PSE filed a shelf registration statement under which it may issue, as of the date of this report, up to $200.0 million aggregate principal amount of senior notes secured by first mortgage bonds. The shelf registration will expire in November 2019.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2018, approximately $696.0 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.1% at September 30, 2018 and the EBITDA to interest expense was 5.5 to 1.0 for the twelve months ended September 30, 2018.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Puget Energy
Credit Facility
At September 30, 2018, Puget Energy maintained an $800.0 million credit facility which matures in October 2022. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of September 30, 2018, there was $150.5 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of September 30, 2018, Puget Energy was in compliance with all applicable covenants.

Term Loans
On October 1, 2018, Puget Energy entered into a $150.0 million, three-year term loan agreement with a small group of banks. The agreement, which includes an expansion feature of up to $100.0 million, will mature in October 2021. The proceeds from the term loan will be used to repay borrowings under the revolving credit facility, which carries a higher interest rate. For further details regarding the agreement, see Note 9, "Other", to the consolidated financial statements in Item I of this report.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.8 to 1.0 for the twelve months ended September 30, 2018.
At September 30, 2018, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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
Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. The increase in depreciation caused the Colstrip Units 1 and 2 regulatory asset to be reduced to $129.9 million and $127.6 million as of September 30, 2018 and December 31, 2017, respectively. However, the full scope of decommissioning activities and costs may vary from the estimates that are available at this time. The GRC also repurposed PTCs and hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2. Additionally, PSE will accelerate the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027.

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

Regional Haze Rule
On January 10, 2017, the U.S. Environmental Protection Agency (EPA) provided revisions to the Regional Haze Rule which were published in the Federal Register. Among other things, these revisions delayed new Regional Haze review from 2018 to 2021, however, the end date will remain 2028. Aspects of these revisions are currently being challenged by various entities nationwide and PSE is unable to predict the outcome.

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
On August 21, 2018, the EPA proposed the Affordable Clean Energy rule to replace the 2015 Clean Power Plan. The Affordable Clean Energy establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. PSE is still reviewing the draft rule, which will go through a public comment period before it is finalized by EPA, and PSE cannot yet predict a final outcome.

Washington Clean Air Rule
The CAR was adopted on September 15, 2016, in Washington State and attempts to reduce greenhouse gas emissions from “covered entities” located within Washington State. Included under the new rule are large manufacturers, petroleum producers and natural gas utilities, including PSE. The CAR sets a cap on emissions associated with covered entities, which decreases over time approximately 5.0% every three years. Entities must reduce their carbon emissions, or purchase emission reduction units (ERUs), as defined under the rule, from others.
On September 27, 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. On September 30, 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. In March, 2018, the Thurston County Superior Court invalidated the CAR. The Department of Ecology appealed the Superior Court decision in May 2018. As a result of the appeal, direct review to the Washington State Supreme Court was granted and briefing is ongoing. The federal court litigation has been held in abeyance pending resolution of the state case.

Related Party Transactions
In August 2015, PSE filed a proposal with the Washington Commission to develop a LNG facility at the Port of Tacoma. The Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and will provide LNG as fuel to transportation customers, particularly in the marine market. Following a mediation process and the filing of a settlement stipulation by PSE and all parties, the Washington Commission issued an order on October 31, 2016, that allowed PSE’s parent company, Puget Energy, to create a wholly-owned subsidiary, named Puget LNG, which was formed on November 29, 2016, for the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility. Puget LNG has entered into one fuel supply agreement with a maritime customer and is marketing the facility’s expected output to other potential customers.
The Tacoma LNG facility is currently under construction. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. As of September 30, 2018, Puget LNG has incurred $157.6 million in construction work in progress and operating costs related to Puget LNG’s portion of the Tacoma LNG facility. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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

Commodity Price Risk
The nature of serving regulated electric and natural gas customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks. PSE’s Energy Management Committee establishes energy risk management policies and procedures to manage commodity and volatility risks and the related effects on credit, tax, accounting, financing and liquidity.
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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
In May 2018, Puget Energy implemented a financial systems modernization project designed to improve the financial processes, tools and methods used throughout our business. The new/updated systems were used in preparing financial information for the three and nine months ended September 30, 2018. Management monitored developments related to the financial systems modernization project, including working with the project team to ensure control impacts around the consolidation process were identified and documented, in order to assist management in evaluating impact to related internal controls. System integration and user acceptance testing were completed to aid management in its evaluations. Additionally, post-implementation reviews of the system implementation and impacted business processes were conducted to enable management to evaluate the design and effectiveness of internal controls around the consolidations process during the period.
Except as previously described, there have been no changes in Puget Energy's internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

In May 2018, Puget Energy implemented a financial systems modernization project designed to improve the financial processes, tools and methods used throughout our business. The new/updated systems were used in preparing financial information for the three and nine months ended September 30, 2018. Management monitored developments related to the financial systems modernization project, including working with the project team to ensure control impacts around the consolidation process were identified and documented, in order to assist management in evaluating impact to related internal controls. System integration and user acceptance testing were completed to aid management in its evaluations. Additionally, post-implementation reviews of the system implementation and impacted business processes were conducted to enable management to evaluate the design and effectiveness of internal controls around the consolidations process during the period.
During 2017, PSE implemented internal controls covering the evaluation and assessment of revenue contracts related to the adoption of the new revenue recognition standard as of January 1, 2018.
Except as previously described, there have been no changes in PSE's internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, PSE's internal control over financial reporting.

PART II                  OTHER INFORMATION

Item 1.     Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of September 30, 2018.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.

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

10.1
Term Loan Agreement, dated as of October 1, 2018, by and among Puget Energy, Toronto Dominion (Texas) LLC, as Administrative Agent, TD Securities (USA) LLC, as Lead Arranger and Bookrunner and the lenders party thereto. (incorporated by reference to Exhibit 410.1 to Puget Sound Energy's Current Report on Form 8-K Commission File No. 1-4393).

12.1*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Energy, Inc. (2012 through 2016 and 12 months ended September 30, 2018).
12.2*	Statement setting forth computation of ratios of earnings to fixed charges of Puget Sound Energy, Inc. (2012 through 2016 and 12 months ended September 30, 2018).
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2018 filed on October 31, 2018 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

__________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	October 31, 2018