Form 10-K
period 2018-12-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2019-02-21
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

FORWARD-LOOKING STATEMENTS

Puget Energy and PSE include the following cautionary statements in this Form 10-K to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE. This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives and assumptions of future events or performance. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” or similar expressions are intended to identify certain of these forward-looking statements and may be included in discussion of, among other things, our anticipated operating or financial performance, business plans and prospects, planned capital expenditures and other future expectations. In particular, these include statements relating to future actions, business plans and prospects, future performance expenses, the outcome of contingencies, such as legal proceedings, government regulation and financial results.
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

•
Changes in tax law, related regulations or differing interpretation, including as a result of the Tax Cuts and Jobs Act (TCJA), or enforcement of applicable law by the Internal Revenue Services (IRS) or other taxing jurisdiction and PSE's ability to recover costs in a timely manner arising from such changes;

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

•	The ability to restart generation following a regional transmission disruption;
•	The ability of a natural gas or electric plant to operate as intended;
•	Changes in climate or weather conditions in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;

•	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
•	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
•	Variable wind conditions, which can impact PSE's ability to generate electricity form the wind facilities;
•	The ability to renew contracts for electric and natural gas supply and the price of renewal;
•	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
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

PART I

ITEM 1.  BUSINESS

General
Puget Energy is an energy services holding company incorporated in the state of Washington in 1999.  Substantially, all of its operations are conducted through its regulated subsidiary, PSE, a utility company.  Puget Energy also has a wholly-owned, non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which was formed in 2016 and has the sole purpose of owning, developing and financing the non-regulated activity of a liquefied natural gas (LNG) facility at the Port of Tacoma, Washington.
Puget Energy is owned through a holding company structure by Puget Holdings, LLC (Puget Holdings).  Puget Holdings is owned by a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners, Macquarie Capital Group Limited, the Canada Pension Plan Investment Board (CPPIB), the British Columbia Investment Management Corporation (BCIMC) and the Alberta Investment Management Corporation (AIMCo).  All of Puget Energy’s common stock is indirectly owned by Puget Holdings. In August 2018, Macquarie Infrastructure Partners and Macquarie Capital Group Limited reached an agreement to sell their shares to Ontario Municipal Employee Retirement System (OMERS), PGGM Vermogensbeheer B.V., AIMCo and BCIMC.  The sale is conditioned upon the approval of various federal and state agencies, including that of the Washington Commission.  Puget Energy and PSE are collectively referred to herein as “the Company.”

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
The following tables present the number of PSE customers and revenue by customer class for electric and natural gas as of December 31, 2018 and 2017:

	December 31,			December 31,
	2018	2017	Percent	2018	2017	Percent
Customer Count by Class	Electric		Change	Natural Gas		Change
Residential	1,017,765	1,003,984	1.4%	778,198	767,045	1.5%
Commercial	129,248	127,836	1.1	56,366	55,996	0.7
Industrial	3,343	3,377	(1.0)	2,314	2,332	(0.8)
Other	7,140	6,856	4.1	234	226	3.5
Total[1]	1,157,496	1,142,053	1.4%	837,112	825,599	1.4%
_______________

[1]	At December 31, 2018 and 2017, approximately 404,540 and 398,518 customers purchased both electricity and natural gas from PSE, respectively.

	December 31,			December 31,
Retail Revenue by Class	2018	2017	Percent	2018	2017	Percent
(Dollars in Thousands)	Electric		Change	Natural Gas		Change
Residential	$1,147,260	$1,232,075	(6.9)%	$598,923	$686,438	(12.7)%
Commercial	885,457	892,360	(0.8)	239,552	274,907	(12.9)
Industrial	110,607	112,817	(2.0)	18,198	21,071	(13.6)
Other	32,596	32,313	0.9	19,984	21,718	(8.0)
Total	$2,175,920	$2,269,565	(4.1)%	$876,657	$1,004,134	(12.7)%

PSE's revenues and associated expenses are not generated evenly throughout the year, primarily due to seasonal weather patterns, varying wholesale prices for electricity and the amount of hydroelectric energy supplies available to PSE, which make quarter-to-quarter comparisons difficult. Weather conditions in PSE's service territory have an impact on customer energy usage and affect PSE's billed revenue and energy supply expenses. While both PSE's electric and natural gas sales are generally greatest during winter months, variations in energy usage by customers occur from season to season and also month to month within a season, primarily as result of weather conditions. PSE normally experiences its highest retail energy sales, and corresponding higher power costs, during the winter heating season in the first and fourth quarters of the year and its lowest sales and corresponding lower power costs in the third quarter of the year. While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms for electric and natural gas operations are expected to normalize the impact of weather on operating revenue and net income. Under the decoupling mechanism, the Washington Commission allows PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs from residential, commercial and industrial customers. For additional information, see Business, "Regulation and Rates" included in Item 1 of this report and Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

Capital Expenditures
The following tables present PSE's capital expenditures for the five-year period ended December 31, 2018 and gross utility plant by category and percentages as of December 31, 2018:

Utility Plant Additions/Retirements 5-Year Total	2014 - 2018
(Dollars in Thousands)	Electric	Natural Gas	Common
Additions	$1,794,022	$999,900	$664,448
Retirements	(495,286)	(121,870)	(259,506)
Net Utility Plant	$1,298,736	$878,030	$404,942

Utility Plant Balance	December 31, 2018
(Dollars in Thousands)	Electric		Natural Gas		Common
Distribution	$3,939,924	37.2%	$3,782,100	90.8%	$—	—%
Generation	3,965,868	37.5	8,383	0.2	—	—
Transmission	1,550,950	14.6	—	—	—	—
General Plant & Other	1,130,489	10.7	374,006	9.0	1,052,544	100.0
Total	$10,587,231	100.0%	$4,164,489	100.0%	$1,052,544	100.0%

Employees
At December 31, 2018, PSE had approximately 3,140 full-time equivalent employees.  Approximately 1,070 PSE employees are represented by the International Brotherhood of Electrical Workers Union (IBEW) or the United Association of Plumbers and Pipefitters (UA).  The contracts with the IBEW and the UA were both ratified effective December 2017 and will expire March 31, 2020 and September 30, 2021, respectively.
Puget Energy does not have any employees. PSE's employees provide employment services to Puget Energy and charges for their related salaries and benefits at cost.

Corporate Location
PSE’s and Puget Energy's principal executive offices are located at 355 110th Ave NE, Bellevue, Washington 98004 and the telephone number is (425) 454-6363.

Available Information
The Company’s reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available or may be accessed free of charge at the Company’s website, www.pugetenergy.com. SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and information may also be obtained via the SEC Internet website at www.sec.gov.

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
Rate mechanisms include: (i) trackers that typically track specific costs during the previous twelve-month period and (ii) riders that project cost recovery during a forward-looking twelve-month period. Both allow recovery of expenditures outside the process of a full general rate case (GRC).
The following table shows PSE’s rate filings for its trackers and riders and whether or not they are included in decoupling rates:

Rate Filings	Electric	Natural Gas
Baseline rates	Yes	Yes
Annual rate plan increase (only applicable through December 2017)	Yes	Yes
Expedited rate filing rider	Yes	Yes
Merger credit	No	No
Power cost only rates mechanism	No	N/A
Federal incentive tracker	No	N/A
Low income rates tracker	No	No
Pipeline cost recovery mechanism tracker	N/A	No
Prior year decoupling deferral tracker	No	No
Property tax tracker	No	No
Renewable energy credit tracker	No	N/A
Residential exchange credits tracker	No	N/A
Conservation costs rider	No	No
PGA rider	N/A	No

Expedited Rate Filing
On November 7, 2018, PSE filed an expedited rate filing (ERF) with the Washington Commission. On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms. The settlement agreement was filed on January 30, 2019. A ruling by the Washington Commission is expected in enough time to implement rates on March 1, 2019. For further details regarding the 2018 ERF filing, see Note 4, "Regulations and Rates" to the consolidated financial statements included in item 8 of this report.

General Rate Case Filing
On January 13, 2017, PSE filed its GRC with the Washington Commission, the settlement agreement was accepted by the Washington Commission on December 5, 2017 and the rates became effective December 19, 2017. For further details regarding the 2017 GRC filing, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms assist in mitigating the impact of weather on operating revenue and net income. Since July 2013, the Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs and beginning December 19, 2017, fixed production costs from most residential, commercial and industrial customers. This monthly adjustment mitigates the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues are recovered on a per customer basis regardless of actual consumption levels. The energy supply costs, which are part of the power cost adjustment (PCA) and purchased gas adjustment (PGA) mechanisms, are not included in the decoupling mechanism. Total electric and natural gas revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption except for fixed production costs, which are held at the level of cost from the most recent rate proceeding and are not impacted by customer growth. Following each calendar year, PSE will recover from, or refund to, customers the difference between allowed decoupling revenue and the corresponding actual revenue during the following May to April time period. For further details regarding decoupling filings, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

Electric Rate Filings
Power Cost Adjustment Mechanism
PSE currently has a PCA mechanism that provides for the deferral of power costs that vary from the “power cost baseline” level of power costs. The “power cost baseline” is set in part, based on normalized assumptions about weather and hydrological conditions.  Excess power costs or savings are apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism and will trigger a surcharge or refund when the $20.0 million cumulative deferral trigger is reached.
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

Electric Conservation Rider
The electric conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January and to true-up for actual compared to forecast conservation expenditures from the prior year, as well as actual compared to the forecasted load set in rates.

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

Residential Exchange Benefit
The residential exchange program passes through the residential exchange program benefits that PSE receives from the Bonneville Power Administration (BPA).  Rates change biennially on October 1.

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

Natural Gas Conservation Rider
The natural gas conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January and to true-up for actual compared to forecast conservation expenditures from the prior year, as well as actual compared to the forecasted load set in rates.

For additional information on electric and natural gas rates, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 7 of this report.

ELECTRIC UTILITY OPERATING STATISTICS

	Year Ended December 31,
	2018	2017	2016
Generation and purchased power, MWh
Company-controlled resources	11,168,286	10,825,778	11,577,608
Contracted resources	7,654,872	8,337,348	7,023,786
Non-firm energy purchased	6,490,602	6,147,778	6,005,797
Total generation and purchased power	25,313,760	25,310,904	24,607,191
Less: losses and Company use	(1,513,451)	(1,568,599)	(1,547,619)
Total energy sales, MWh	23,800,309	23,742,305	23,059,572
Electric energy sales, MWh
Residential	10,497,389	10,931,999	10,245,326
Commercial	8,932,681	9,089,842	8,895,950
Industrial	1,189,828	1,214,818	1,223,214
Other customers	84,382	87,230	90,753
Total energy sales to customers	20,704,280	21,323,889	20,455,243
Sales to other utilities and marketers	3,096,029	2,418,416	2,604,329
Total energy sales, MWh	23,800,309	23,742,305	23,059,572
Transportation, including unbilled	2,028,727	2,001,244	2,085,574
Electric energy sales and transportation, MWh	25,829,036	25,743,549	25,145,146
Electric operating revenue by classes
(Dollars in Thousands)
Residential	$1,147,260	$1,232,075	$1,138,871
Commercial	885,457	892,360	872,057
Industrial	110,607	112,817	113,469
Other customers	18,718	19,729	20,045
Total operating revenue from customers	2,162,042	2,256,981	2,144,442
Transportation, including unbilled	13,878	12,584	10,937
Sales to other utilities and marketers	89,324	53,789	50,124
Decoupling revenue	13,530	9,975	29,968
Other decoupling revenue[1]	(5,475)	(27,706)	(21,168)
Miscellaneous operating revenue	182,620	115,040	24,189
Total electric operating revenue	$2,455,919	$2,420,663	$2,238,492
Number of customers served (average):
Residential	1,010,574	998,078	984,739
Commercial	128,845	126,829	125,067
Industrial	3,362	3,399	3,425
Other	6,992	6,722	6,472
Transportation	16	16	16
Total customers	1,149,789	1,135,044	1,119,719
_______________

[1]	Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

ELECTRIC UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2018	2017	2016
Average kWh used per customer:
Residential	10,388	10,953	10,404
Commercial	69,329	71,670	71,129
Industrial	353,905	357,404	357,143
Other	12,068	12,997	14,022
Average revenue per customer:
Residential	$1,135	$1,234	$1,157
Commercial	6,872	7,036	6,973
Industrial	32,899	33,191	33,130
Other	2,677	2,935	3,097
Average retail revenue per kWh sold:
Residential	$0.1093	$0.1127	$0.1112
Commercial	0.0991	0.0982	0.0980
Industrial	0.0930	0.0929	0.0928
Other	0.2218	0.2262	0.2209
Average retail revenue per kWh sold	$0.1044	$0.1058	$0.1048
Heating degree days	4,065	4,584	3,823
Percent of normal - NOAA[2] 30-year average	86.2%	97.2%	81.0%
Load factor[3]	64.2%	51.6%	56.2%
_______________

[2]	National Oceanic and Atmospheric Administration (NOAA).

[3]	Average megawatt (aMW) usage by customers divided by their maximum usage.

Electric Supply
At December 31, 2018, PSE’s electric power resources, which include company-owned or controlled resources as well as those under long-term contract, had a total capacity of approximately 4,696 megawatts (MW).  PSE’s historical peak load of approximately 4,912 MW occurred on December 10, 2009.  In order to meet an extreme winter peak load, PSE may supplement its electric power resources with winter-peaking call options and other instruments. When it is more economical for PSE to purchase power than to operate its own generation facilities, PSE will purchase spot market energy when sufficient transmission capacity is available.
The following table shows PSE’s electric energy supply resources and energy production for the years ended December 31, 2018 and 2017:

	Peak Power Resources At December 31,				Energy Production At December 31,
	2018		2017		2018		2017
	MW	%	MW	%	MWh	%	MWh	%
Purchased resources:
Columbia River PUD contracts[1]	674	14.3%	711	15.0%	3,468,702	13.7%	3,355,134	13.3%
Other hydroelectric	72	1.5	72	1.5	315,948	1.2	281,619	1.1
Other producers	284	6.2	284	6.0	3,406,627	13.6	3,679,623	14.6
Wind	56	1.2	56	1.2	131,270	0.5	119,690	0.5
Short-term wholesale energy purchases	—	—	N/A	—	6,822,927	26.9	7,049,060	27.8
Total purchased	1,086	23.2%	1,123	23.7%	14,145,474	55.9%	14,485,126	57.3%
Company-controlled resources:
Hydroelectric	250	5.3%	254	5.4%	914,540	3.6%	864,821	3.4%
Coal	677	14.4	677	14.3	4,184,950	16.5	4,463,705	17.6
Natural gas/oil	1,908	40.6	1,908	40.3	4,152,359	16.4	3,822,462	15.1
Wind	773	16.5	773	16.3	1,932,378	7.6	1,674,790	6.6
Other[2]	2	—	2	—	—	—	—	—
Total company-controlled	3,610	76.8%	3,614	76.3%	11,184,227	44.1%	10,825,778	42.7%
Total resources	4,696	100.0%	4,737	100.0%	25,329,701	100.0%	25,310,904	100.0%
_______________

1	Net of 33 MW capacity delivered to Canada pursuant to the provisions of a treaty between Canada and the United States and Canadian Entitlement Allocation agreements as of December 31, 2018 and 2017.

2.	It is estimated that the Glacier Battery Storage has delivered approximately 1,362.7 and 746.5 MWh as of December 31, 2018 and 2017, respectively.

Company–Owned Electric Generation Resources
At December 31, 2018, PSE owns the following plants with an aggregate net generating capacity of 3,610 MW:

Plant Name	Plant Type	Net Maximum Capacity (MW)[1]	Year Installed
Colstrip Units 3 & 4 (25% interest)	Coal	370	1984 & 1986
Colstrip Units 1 & 2 (50% interest)[2]	Coal	307	1975 & 1976
Mint Farm	Natural gas combined cycle	297	2007; acquired 2008
Goldendale	Natural gas combined cycle	315	2004; acquired 2007; upgraded 2016
Frederickson Unit 1 (49.85% interest)	Natural gas combined cycle	136	2002; added duct firing in 2005
Lower Snake River	Wind	343	2012
Wild Horse	Wind	273	2006 & 2009
Hopkins Ridge	Wind	157	2005 & 2008
Fredonia Units 1 & 2	Dual-fuel combustion turbines	207	1984
Frederickson Units 1 & 2	Dual-fuel combustion turbines	149	1981
Whitehorn Units 2 & 3	Dual-fuel combustion turbines	149	1981
Fredonia Units 3 & 4	Dual-fuel combustion turbines	107	2001
Ferndale	Natural gas co-generation	253	1994; acquired 2012
Encogen	Natural gas co-generation	165	1993; acquired 1999
Sumas	Natural gas co-generation	127	1993; acquired 2008
Upper Baker River	Hydroelectric	91	1959
Lower Baker River	Hydroelectric	105	1925; reconstructed 1960; upgraded 2001 and 2013
Snoqualmie Falls[3]	Hydroelectric	54	1898 to 1911 & 1957; rebuilt 2013
Crystal Mountain	Internal combustion	3	1969
Glacier Battery Storage	Lithium Iron Phosphate	2	2016
Total net capacity		3,610
_______________

[1]	Net Maximum Capacity is the capacity a unit can sustain over a specified period of time when not restricted by ambient conditions or deratings, less the losses associated with auxiliary loads.

2	In July 2016, PSE reached a settlement with the Sierra Club to retire Colstrip Units 1 and 2 no later than July 1, 2022.

3	The FERC license authorizes the full 54.4 MW; however, the project's water right issued by the State Department of Ecology limits flow to 2,500 cubic feet and therefore output to 47.7MW.

Columbia River Electric Energy Supply Contracts
During 2018, approximately 13.7% of PSE’s energy supply was obtained through long-term contracts with three Washington Public Utility Districts (PUDs) that own and operate hydroelectric projects on the Columbia River (Mid-Columbia).   PSE’s payments are not contingent upon the projects being operable.
As of December 31, 2018, PSE's portion of the power output of the PUDs’ projects are set forth below:

			Company’s Annual Share (Approximate)
Project	Contract Expiration Year	License Expiration Year	Percent of Output	MW Capacity
Chelan County PUD:
Rock Island Project	2031	2029	25.0%	156
Rocky Reach Project	2031	2052	25.0%	325
Douglas County PUD:
Wells Project[1]	2028	2052	25.3%	212
Grant County PUD:
Priest Rapids Development	2052	2052	0.6%	6
Wanapum Development	2052	2052	0.6%	7
Total				706
_______________

[1]	In March 2017, PSE entered a new PPA with Douglas County PUD for Wells Project output that began on August 31, 2018 and continues through September 30, 2028.

Other Electric Supply, Exchange and Transmission Contracts and Agreements
PSE purchases electric energy under long-term firm purchased power contracts with other utilities and marketers in the Western region.  PSE is generally not obligated to make payments under these contracts unless power is delivered.  PSE also has an agreement with Pacific Gas & Electric Company (PG&E) for 300 MW of capacity which currently has no set expiration. PG&E filed for bankruptcy on January 29, 2019. As of December 31, 2018, there was no outstanding balance due from PG&E related to the energy exchange contract, an agreement in place to supplement peak loads through the transmission of energy from PG&E to PSE in the winter months and from PSE to PG&E in the summer months. During and since emerging from its 2001-2004 bankruptcy proceedings, PG&E delivered on the energy exchange contract and has continued to meet the exchange contract through its current bankruptcy proceedings.
PSE began participating in the Energy Imbalance Market (EIM) operated by the California Independent System Operator on October 1, 2016. PSE has committed 600 MW of existing BPA transmission solely for the EIM market. Participation has resulted in reduced costs for PSE customers of approximately $13.7 million, enhanced system reliability, integration of variable energy resources, and geographic diversity of electricity demand and generation resources. The calculated benefits represent the cost savings of the EIM dispatch compared with a counter-factual dispatch without the EIM. Benefits can take the form of cost savings or profits or their combination. Benefits include greenhouse gas (GHG) revenue, transfer revenues and flexible ramping revenues.
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
In 2018, PSE had 4,797 MW and 595 MW of total transmission demand contracted with the BPA and other utilities, respectively.  PSE’s remaining transmission capacity needs are met via PSE owned transmission assets.

Natural Gas Supply for Electric Customers
PSE purchases natural gas supplies for its power portfolio to meet demand for its combustion turbine generators. Supplies range from long-term to daily agreements, as the demand for the turbines varies depending on market heat rates.  Purchases are made from a diverse group of major and independent natural gas producers and marketers in the United States and Canada.  PSE also enters into financial hedges to manage the cost of natural gas.  PSE utilizes natural gas storage capacity and transportation that is dedicated to and paid for by the power portfolio to facilitate increased natural gas supply reliability and intra-day dispatch of PSE’s natural gas-fired generation resources.  During 2018, 72.2%, 18.0%, and 9.8% of PSE's natural gas supply for power generation was purchased from British Columbia, Alberta, and the United States, respectively.

Integrated Resource Plans, Resource Acquisition and Development
PSE is required by Washington Commission regulations to file an electric and natural gas integrated resource plan (IRP) every two years.  The 2017 IRP was filed on November 14, 2017. As part of the IRP, a resource need was identified and, on June 8, 2018, PSE filed an all-source Request for Proposal (RFP). The RFP was approved on June 28, 2018, and identified the following capacity shortfalls and surpluses:

	2019	2020	2021	2022
Projected MW shortfall/(surplus)	29	1	(21)	272

The expected capacity needs reflect the mix of energy efficiency programs deemed cost effective in the 2017 IRP. PSE projects that beginning in 2022 its future energy needs will exceed current resources in its supply portfolio because of the retirement of Colstrip Units 1 and 2, approximately 300 MW of capacity.  Therefore, PSE’s IRP sets forth a multi-part strategy of implementing energy efficiency programs and pursuing additional renewable resources and additional capacity resources such as battery storage and generation plants that operate during peak loads.  If PSE cannot acquire needed energy supply resources at a reasonable cost, it may be required to purchase additional power in the wholesale market. These purchases are subject to the sharing bands of the PCA mechanism, at a cost that could, in the absence of regulatory relief, increase its expenses and reduce earnings and cash flows.

NATURAL GAS UTILITY OPERATING STATISTICS

	Year Ended December 31,
	2018	2017	2016
Natural gas operating revenue by classes (dollars in thousands):
Residential	$598,923	$686,438	$578,955
Commercial firm	219,390	251,584	213,138
Industrial firm	17,247	20,077	17,753
Interruptible	21,113	24,317	24,447
Total retail natural gas sales	856,673	982,416	834,293
Transportation services	19,984	21,718	20,322
Decoupling revenue	6,115	3,522	52,114
Other decoupling revenue[1]	(37,022)	(22,862)	(28,761)
Other	4,998	12,965	12,542
Total natural gas operating revenue	$850,748	$997,759	$890,510
Number of customers served (average):
Residential	772,130	761,010	749,586
Commercial firm	55,716	55,372	54,992
Industrial firm	2,308	2,330	2,371
Interruptible	393	398	410
Transportation	234	226	227
Total customers	830,781	819,336	807,586
Natural gas volumes, therms (thousands):
Residential	571,265	621,915	521,771
Commercial firm	264,775	279,656	233,586
Industrial firm	23,890	25,500	22,783
Interruptible	47,275	49,249	49,533
Total retail natural gas volumes, therms	907,205	976,320	827,673
Transportation volumes	230,735	236,578	230,724
Total volumes	1,137,940	1,212,898	1,058,397
_______________

[1]	Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

NATURAL GAS UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2018	2017	2016
Working natural gas volumes in storage at year end, therms (thousands):
Jackson Prairie	76,348	86,051	86,374
Clay Basin	74,420	45,854	63,136
Average therms used per customer:
Residential	740	817	696
Commercial firm	4,752	5,050	4,248
Industrial firm	10,351	10,944	9,609
Interruptible	120,293	123,742	120,812
Transportation	986,045	1,046,806	1,016,406
Average revenue per customer:
Residential	$776	$902	$772
Commercial firm	3,938	4,544	3,876
Industrial firm	7,473	8,617	7,488
Interruptible	53,724	61,098	59,626
Transportation	85,400	96,099	89,524
Average revenue per therm sold:
Residential	$1.048	$1.104	$1.110
Commercial firm	0.829	0.900	0.912
Industrial firm	0.722	0.787	0.779
Interruptible	0.447	0.494	0.494
Average retail revenue per therm sold	$0.944	$1.006	$1.008
Transportation	0.087	0.092	0.088
Heating degree days	4,065	4,584	3,823
Percent of normal - NOAA 30-year average	86.2%	97.2%	81.0%

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
For base load, peak management and supply reliability purposes, PSE supplements its firm natural gas supply portfolio by purchasing natural gas in periods of lower demand, injecting it into underground storage facilities and withdrawing it during periods of high demand or reduced supply.  Underground storage facilities at Jackson Prairie in western Washington and at Clay Basin in Utah are used for this purpose.  Clay Basin withdrawals are used to supplement purchases from the U.S. Rocky Mountain supply region, while Jackson Prairie provides incremental peak-day resources utilizing firm storage redelivery transportation capacity.  Jackson Prairie is also used for daily balancing of load requirements on PSE’s natural gas system.  Peaking needs are also met by using PSE-owned natural gas held in PSE’s LNG peaking facility located within its distribution system in Gig Harbor, Washington; as well as interrupting service to customers on interruptible service rates, if necessary.
PSE expects to meet its firm peak-day requirements for residential, commercial and industrial markets through its firm natural gas purchase contracts, firm transportation capacity, firm storage capacity and other firm peaking resources.  PSE believes it will be able to acquire incremental firm natural gas supply and transportation capacity to meet anticipated growth in the requirements of its firm customers for the foreseeable future.
During 2018, 49.0%, 17.2%, and 33.8% of PSE's natural gas supply for natural gas customers was purchased from British Columbia, Alberta, and the United States, respectively.  PSE’s firm natural gas supply portfolio has adequate flexibility in its transportation arrangements to enable it to achieve savings when there are regional price differentials between natural gas supply basins.  The geographic mix of suppliers and daily, monthly and annual take requirements permit some degree of flexibility in managing natural gas supplies during periods of lower demand to minimize costs.  Natural gas is marketed outside of PSE’s service territory (off-system sales) to optimize resources when on-system customer demand requirements permit and market economics are favorable; the resulting economics of these transactions are reflected in PSE’s natural gas customer tariff rates through the PGA mechanism.

Natural Gas Storage Capacity
PSE holds storage capacity in the Jackson Prairie and Clay Basin underground natural gas storage facilities adjacent to NWP’s pipeline to serve PSE’s natural gas customers.  The Jackson Prairie facility is operated and one-third owned by PSE, and is used primarily for intermediate peaking purposes due to its ability to deliver a large volume of natural gas in a short time period.  Combined with capacity contracted from NWP’s one-third stake in Jackson Prairie, PSE holds firm withdrawal capacity of 453,800 Dekatherm (Dth) per day, and over 9.8 million Dth of storage capacity at the Jackson Prairie facility. Of this total, PSE designates 397,100 Dth per day of the firm withdrawal capacity and over 9.2 million Dth of storage capacity to serve natural gas customers. The location of the Jackson Prairie facility in PSE’s market area increases supply reliability and provides significant pipeline demand cost savings by reducing the amount of annual pipeline capacity required to meet peak-day natural gas requirements.
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
The Clay Basin storage facility is a supply area storage facility that provides operational flexibility and price protection.  PSE holds 12.9 million Dth of Clay Basin storage capacity and approximately 107,400 Dth per day of firm withdrawal capacity under two long-term contracts with remaining terms of one and two years and has rights to extend such agreements.

LNG and Propane-Air Resources
LNG and propane-air resources provide firm natural gas supply on short notice for short periods of time.  Due to their typically high cost and slow cycle times, these resources are normally utilized as a last resort supply source in extreme peak-demand periods, typically during the coldest hours or days.
PSE holds a contract for LNG storage services of 241,700 Dth of PSE-owned natural gas at Plymouth, with a maximum daily deliverability of 70,500 Dth for use of the PSE generation fleet.  PSE uses the Plymouth contract as an alternate supply source for natural gas required to serve PSE’s generation fleet during peak periods on a daily or intra-day basis. In addition, PSE holds 15,000 Dth/day of firm pipeline capacity from Plymouth for the generation fleet. The balance of the LNG capacity is delivered using firm NWP pipeline transportation service previously acquired to serve PSE’s generation fleet.

PSE owns and operates the Swarr vaporized propane-air station located in Renton, Washington which includes storage capacity for approximately 1.5 million gallons of propane.  This vaporized propane-air injection facility delivers the thermal equivalent of 10,000 Dth of natural gas per day for up to 12 days directly into PSE’s distribution system; however, it is temporarily out-of-service pending planned environmental and reliability upgrades.  PSE owns and operates an LNG peaking facility in Gig Harbor, Washington, with total capacity of 10,600 Dth, which is capable of delivering the equivalent of 2,500 Dth of natural gas per day.

Tacoma LNG Facility
Currently under construction at the Port of Tacoma, the Tacoma LNG facility is expected to be operational in late 2020. In January 2018, the Puget Sound Clean Air Agency (PSCAA) determined a Supplemental Environmental Impact Statement (SEIS) is necessary in order to rule on the air quality permit for the facility. As a result of requiring a SEIS, PSCAA's timing and decision on the air quality permit has delayed the Company's construction schedule and, pending the PSCAA's timing and decision on the air quality permit, may further impact the schedule and costs. The Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and will provide LNG as fuel to transportation customers, particularly in the marine market. Pursuant to the Washington Commission’s order, PSE will be allocated 43.0% of the capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility, and Puget LNG will be allocated the remaining 57.0% of the capital and operating costs. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

Natural Gas Transportation Capacity
PSE currently holds firm transportation capacity on pipelines owned by Cascade Natural Gas Company (CNGC), NWP, Gas Transmission Northwest (GTN), Nova Gas Transmission (NOVA), Foothills Pipe Lines (Foothills) and Enbridge Westcoast Energy (Westcoast).  GTN, NOVA, and Foothills are all TransCanada companies.  PSE pays fixed monthly demand charges for the right, but not the obligation, to transport specified quantities of natural gas from receipt points to delivery points on such pipelines each day for the term or terms of the applicable agreements.
PSE holds approximately 542,900 Dth per day of capacity for its natural gas customers on NWP that provides firm year-round delivery to PSE’s service territory.  In addition, PSE holds approximately 447,100 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored at Jackson Prairie to natural gas customers.  PSE holds approximately 217,900 Dth per day of firm transportation capacity on NWP to supply natural gas to its electric generating facilities.  In addition, PSE holds over 34,200 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored in Jackson Prairie for its electric generating facilities. PSE’s firm transportation capacity contracts with NWP have remaining terms ranging from one to 26 years.  However, PSE has either the unilateral right to extend the contracts under the contracts’ current terms or the right of first refusal to extend such contracts under current FERC rules.
PSE’s firm transportation capacity for its natural gas customers on Westcoast’s pipeline is 135,800 Dth per day under various contracts, with remaining terms of two to six years.  PSE has other firm transportation capacity on Westcoast’s pipeline, which supplies the electric generating facilities, totaling 88,400 Dth per day, with remaining terms of two to five years and an option for PSE to renew its rights under the Westcoast contract.  PSE has firm transportation capacity for its natural gas customers on NOVA and Foothills pipelines, each totaling approximately 79,000 Dth per day, with remaining terms of two to five years and an option for PSE to renew its rights on the capacity on NOVA and Foothills pipelines.  PSE has other firm transportation capacity on NOVA and Foothills pipelines, which supplies the electric generating facilities, each totaling approximately 41,000 Dth per day, with remaining terms of two to five years. PSE’s firm transportation capacity for its natural gas customers on the GTN pipeline, totaling over 77,000 Dth per day, with remaining terms of five years and PSE has a first right-of-refusal to extend such contracts under current FERC rules. PSE has other firm transportation capacity on GTN pipeline, which supplies the electric generating facilities, totaling 40,600 Dth per day, with remaining terms of two to five years. PSE holds 259,000 decatherms per day of firm capacity on CNGC to connect generating facilities to the pipeline grid with remaining terms of one to three years.

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

Energy Efficiency
PSE is required under Washington state law to pursue all available electric conservation that is cost-effective, reliable and feasible. PSE offers programs designed to help new and existing residential, commercial and industrial customers use energy efficiently.  PSE uses a variety of mechanisms including cost-effective financial incentives, information and technical services to enable customers to make energy efficient choices with respect to building design, equipment and building systems, appliance purchases and operating practices. PSE recovers the actual costs of its electric and natural gas energy efficiency programs through rider mechanisms. However, the rider mechanisms do not provide assistance with gross margin erosion associated with reduced energy sales. To address this issue, PSE received approval in 2017 from the Washington Commission for continuation of electric and natural gas decoupling mechanisms, which mitigates gross margin erosion resulting from the Company's energy efficiency efforts.

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

PSE's Greenhouse Gas Emission Reporting
PSE is required to submit, on an annual basis, a report of its GHG emissions to the state of Washington Department of Ecology including a report of emissions from all individual power plants emitting over 10,000 tons per year of GHGs and from certain natural gas distribution operations.  Emissions exceeding 25,000 tons per year of GHGs from these sources must also be reported to the environmental protection agency (EPA). Capital investments to monitor GHGs from the power plants and in the distribution system are not required at this time.  Since 2002, PSE has voluntarily undertaken an annual inventory of its GHG emissions associated with PSE’s total electric retail load served from a supply portfolio of owned and purchased resources.
The most recent data indicate that PSE’s total GHG emissions (direct and indirect) from its electric supply portfolio in 2017 were 10.2 million metric tons of carbon dioxide equivalents.  Approximately 43.7% of PSE’s total GHG emissions (approximately 4.5 million metric tons) are associated with PSE’s ownership and contractual interests in Colstrip. PSE’s overall emissions strategy demonstrates a concerted effort to manage customers’ needs with an appropriate balance of new renewable generation, existing generation owned and/or operated by PSE and significant energy efficiency efforts.

Federal Greenhouse Gas Rules
In August 2015, the EPA announced a final rule regarding New Source Performance Standard (NSPS) for the control of carbon dioxide (CO2) from new power plants that burn fossil fuels under section 111(b) of the Clean Air Act. The rule was published on October 23, 2015, and separates standards for new power plants fueled by natural gas and coal. New natural gas power plants can emit no more than 1,000 lbs. of CO2/megawatt hour (MWh) which is achievable with the latest combined cycle technology. New coal power plants can emit no more than 1,400 lbs. of CO2/MWh, which is less stringent than the draft rule. The standard for coal plants would not specifically require Carbon Dioxide Capture and Sequestration (CCS) but CCS was reaffirmed by the EPA as the “best system of emission reductions” (BSER). These 111(b) standards are implemented by the states, but states have limited flexibility to alter the standards set by the EPA.
In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule to replace the 2015 Clean Power Plan. The ACE would require modest efficiency improvements at some coal plants and give states more latitude to set their own carbon emission reduction standards, in contrast to the CPP, which pushed plant owners to invest in less-polluting sources. The public comment period closed October 30, 2018 and EPA has stated that it hopes to finalize the rule in early 2019. PSE has reviewed the draft rule but expects that the rule will face legal challenges from environmental groups, clean energy organizations and certain states. PSE cannot yet predict a final outcome.

Washington Clean Air Rule
The Clean Air Rule (CAR) was adopted in September 2016 in Washington State and attempts to reduce greenhouse gas emissions from “covered entities” located within Washington State. Included under the new rule are large manufacturers, petroleum producers and natural gas utilities, including PSE. CAR sets a cap on emissions associated with covered entities, which decreases over time approximately 5.0% every three years. Entities must reduce their carbon emissions, or purchase emission reduction units (ERUs), as defined under the rule, from others.
In September 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. Also in September 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. In March 2018, the Thurston County Superior Court invalidated the CAR. The Department of Ecology appealed the Superior Court decision in May 2018. As a result of the appeal, direct review to the Washington State Supreme Court was granted and oral argument will be in the end of March 2019. The federal court litigation has been held in abeyance pending resolution of the state case.

Regional Haze Rule
In January 2017, the EPA provided revisions to the Regional Haze Rule which were published in the Federal Register. Among other things, these revisions delayed new Regional Haze review from 2018 to 2021, however, the end date will remain 2028. In January 2018, the EPA announced that it would revisit certain aspects of these revisions and PSE is unable to predict the outcome.

Coal Combustion Residuals
In April 2015, the EPA published a final rule, effective October 2015, that regulates Coal Combustion Residuals (CCR's) under the Resource Conservation and Recovery Act, Subtitle D. The EPA issued another rule, effective October 2016, extending certain compliance deadlines under the CCR rule. The CCR rule is self-implementing at a federal level or can be taken over by a state. The rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash containment structures by establishing technical design, operation and maintenance, closure and post closure care requirements for CCR landfills and surface impoundments, and corrective action requirements for any related leakage. The rule also sets forth recordkeeping and reporting requirements, including posting specific information related to CCR surface impoundments and landfills to publicly-accessible websites.
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
The rule was scheduled to be published in July 2015, but due to the number of comments received by the EPA, the rule has undergone multiple extensions and revisions. It was anticipated that the rule would be published in November 2017. However, in January 2017, the Trump Administration published the Executive Order on Reducing Regulation and Controlling Regulatory Costs directive which placed the rulemaking on indefinite hold. At this point, PSE cannot determine what impacts this rulemaking will have on its operations, if any, but will continue to work closely with the Utility Solid Waste Activities Group and the American Gas Association (AGA) to monitor developments.

Executive Officers of the Registrants
The executive officers of Puget Energy as of February 21, 2019 are listed below along with their business experience during the past five years.  Officers of Puget Energy are elected for one-year terms.

Name	Age	Offices
K. J. Harris	54	President and Chief Executive Officer since March 2011
D. A. Doyle	60	Senior Vice President and Chief Financial Officer since November 2011
S. R. Secrist	57	Senior Vice President, General Counsel and Chief Ethics and Compliance Officer since January 2014
S. J. King	35
Controller and Principal Accounting Officer since November 2, 2017. Senior Manager at PricewaterhouseCoopers LLP (PwC), a public accounting firm, July 2016 - November 2017; Manager at PwC July 2013 - July 2016

The executive officers of PSE as of February 21, 2019 are listed below along with their business experience during the past five years.  Officers of PSE are elected for one-year terms.

Name	Age	Offices
K. J. Harris	54	President and Chief Executive Officer since March 2011
D. A. Doyle	60	Senior Vice President and Chief Financial Officer since November 2011
B. K. Gilbertson	55	Senior Vice President, Operations since March 2015; Vice President, Operations March 2013 – February 2015
M. D. Mellies	58	Senior Vice President and Chief Administrative Officer since February 2011
D. E. Mills	61
Senior Vice President, Policy and Energy Supply since February 2018; Senior Vice President, Energy Operations January 2017 - February 2018; Vice President, Energy Operations January 2016 - January 2017; Vice President, Energy Supply Operations January 2012 - January 2015

S. R. Secrist	57	Senior Vice President, General Counsel and Chief Ethics and Compliance Officer since January 2014
S. J. King	35	Controller and Principal Accounting Officer since November 2, 2017. Senior Manager at PwC July 2016 - November 2017; Manager at PwC July 2013 - July 2016

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

The actions of regulators can significantly affect PSE’s earnings, liquidity and business activities. The rates that PSE is allowed to charge for its services are the single most important item influencing its financial position, results of operations and liquidity.  PSE is highly regulated and the rates that it charges its wholesale and retail customers are determined by both the Washington Commission and the FERC.
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

PSE is currently subject to a Washington Commission order that requires PSE to share its excess earnings above the authorized rate of return with customers. The Washington Commission previously approved an electric and natural gas decoupling mechanism for the recovery of its delivery-system and fixed production costs, along with a rate plan and earnings sharing mechanism that requires PSE and its customers to share in any earnings in excess of the authorized rate of return of 7.60%. The earnings test is done for each service (electric/natural gas) separately, so PSE would be obligated to share the earnings for one service exceeding the authorized rate of return, even if the other service did not exceed the authorized rate of return.

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

Cyber-attacks, including cyber-terrorism or other information technology security breaches, or information technology failures may disrupt business operations, increase costs, lead to the disclosure of confidential information and damage PSE's reputation. Security breaches of PSE's information technology infrastructure, including cyber-attacks and cyber-terrorism, or other failures of PSE's information technology infrastructure could lead to disruptions of PSE's production and distribution operations, and otherwise adversely impact PSE's ability to safely and effectively operate electric and natural gas systems and serve customers. In addition, an attack on or failure of information technology systems could result in the unauthorized release of customer, employee or Company data that is crucial to PSE's operational security or could adversely affect PSE's ability to deliver and collect on customer bills. Such security breaches of PSE's information technology infrastructure could adversely affect our business reputation, diminish customer confidence, subject PSE to financial liability or increased regulation, increase costs and expose PSE to material legal claims and liability and adversely affect our operations and financial results. PSE has implemented preventive, detective and remediation measures to manage these risks, and maintains cyber risk insurance to mitigate the effects of these events. Nevertheless, these may not effectively protect all of PSE's systems all of the time. To the extent that the occurrence of any of these cyber-events is not fully covered by insurance, it could adversely affect the PSE’s financial condition and results of operations.

Natural disasters and catastrophic events, including terrorist acts, may adversely affect PSE's business.  Events such as fires, earthquakes, explosions, floods, tornadoes, terrorist acts, and other similar occurrences, could damage PSE's operational assets, including utility facilities, information technology infrastructure, distributed generation assets and pipeline assets. Such events could likewise damage the operational assets of PSE's suppliers or customers. These events could disrupt PSE's ability to meet customer requirements, significantly increase PSE's response costs, and significantly decrease PSE's revenues. Unanticipated events or a combination of events, failure in resources needed to respond to events, or a slow or inadequate response to events may have an adverse impact on PSE's operations, financial condition, and results of operations. The availability of insurance covering catastrophic events, sabotage and terrorism may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.

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

The amount of the Company's debt could adversely affect its liquidity and results of operations. Puget Energy and PSE have short-term and long-term debt, and may incur additional debt (including secured debt) in the future.  Puget Energy has access to a multi-year $800.0 million revolving credit facility, secured by substantially all of its assets, which has a maturity date of October 25, 2022. There was $11.9 million outstanding under the facility as of December 31, 2018.  Puget Energy's credit facility includes an expansion feature that could, upon the banks' approval, increase the size of the facility to $1.3 billion. Separately, Puget Energy entered into a 3 year, $150.0 million term loan agreement with a small group of banks in October, 2018. PSE also has a separate credit facility, which provides PSE with access to $800.0 million in short-term borrowing capability, and includes an expansion feature that could, upon the banks' approval, increase the size of the facility to $1.4 billion. The PSE credit facility matures on October 25, 2022. As of December 31, 2018, no amounts were drawn and outstanding under the PSE credit facility. In addition, Puget Energy has issued $1.8 billion in senior secured notes, whereas PSE, as of December 31, 2018, had approximately $3.8 billion outstanding under first mortgage bonds, pollution control bonds and senior notes. The Company's debt level could have important effects on the business, including but not limited to:

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

Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our credit facilities and the interest rates on such borrowings. LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. Puget Energy and PSE’s credit facilities allow Puget Energy or PSE, respectively to borrow at the bank's prime rate or to make floating rate advances at LIBOR plus a spread that is based upon Puget Energy’s or PSE's credit rating, respectively.
    On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, Puget Energy or PSE may suffer from potential increases in interest rates on any borrowings. Further, Puget Energy or PSE may need to renegotiate our credit facilities that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.] Note to Company: Company to consider whether the LIBOR phase-out could be material. If so, include this risk factor.

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

In particular, the Tax Cuts and Jobs Act which was enacted in December 2017 introduced significant permanent and temporary changes to the federal tax code. These changes include a tax rate change from 35.0% to 21.0%, the exclusion of utility businesses from claiming bonus depreciation, the limitation of interest deductibility by non-utility businesses, in addition to numerous other changes.

Poor performance of pension and postretirement benefit plan investments and other factors impacting plan costs could unfavorably impact PSE’s cash flow and liquidity. PSE provides a defined benefit pension plan and postretirement benefits to certain PSE employees and former employees.  Costs of providing these benefits are based, in part, on the value of the plan’s assets and the current interest rate environment and therefore, adverse market performance or low interest rates could result in lower rates of return for the investments that fund PSE’s pension and postretirement benefits plans and could increase PSE’s funding requirements related to the pension plans.  Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase PSE's funding requirements related to the pension plans. Any contributions to PSE’s plans in 2019 and beyond as well as the timing of the recovery of such contributions in GRCs could impact PSE’s cash flow and liquidity.

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
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  In addition, beginning February 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio calculated on a regulatory basis is 44.0% or below, except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE's ability to declare or make any distribution is limited by its' corporate credit/issuer rating and EBITDA to interest ratio, as previously discussed above.  The common equity ratio, calculated on a regulatory basis, was 47.6% at December 31, 2018 and the EBITDA to interest expense was 5.6 to 1.0 for the twelve-months ended December 31, 2018.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Challenges relating to the construction or future operation of the Tacoma LNG facility could adversely affect the Company’s operations.  PSE and Puget Energy’s subsidiary, Puget LNG, currently are constructing the Tacoma LNG facility at the Port of Tacoma, a jointly owned facility intended to provide peak-shaving services to PSE’s natural gas customers, and to provide LNG as fuel primarily to the maritime market.  Puget LNG has entered into one fuel supply agreement with a maritime customer, and is marketing the facility’s expected output to other potential customers.  Scheduled to be completed in 2020, delays in the facility’s construction and operation or in its ability to timely deliver fuel to customers could expose Puget LNG to damages under one or more fuel supply contracts, which could unfavorably impact Puget Energy’s return on investment.

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

ITEM 3. LEGAL PROCEEDINGS

For information on litigation or legislative rulemaking proceedings, see Note 15, "Litigation" to the consolidated financial statements included in Item 8 of this report.

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
From time to time, when deemed advisable and permitted, PSE and Puget Energy pay dividends on its common stock. During 2018, 2017 and 2016, PSE paid dividends to its parent, Puget Energy, and Puget Energy paid dividends to its parent, Puget Equico, in the amounts shown in Puget Energy's and PSE's Consolidated Statements of Common Shareholder's Equity, included in this Form 10-K.

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

Puget Energy
Summary of Operations	Year Ended December 31,
(Dollars in Thousands)	2018	2017	2016	2015	2014
Operating revenue	$3,346,496	$3,460,276	$3,164,301	$3,092,700	$3,113,171
Operating income	554,058	739,106	765,474	671,925	577,851
Net income	235,622	175,194	312,899	241,179	171,835

Total assets at year-end	$14,098,861	$13,690,789	$13,266,380	$12,814,254	$12,637,946
Long-term debt	5,672,491	5,207,929	5,104,073	5,077,518	4,957,951
Junior subordinated notes	—	250,000	250,000	250,000	250,000
Capital lease obligations	1,315	1,129	645	378	9,473

Puget Sound Energy
Summary of Operations	Year Ended December 31,
(Dollars in Thousands)	2018	2017	2016	2015	2014
Operating revenue	$3,346,496	$3,460,276	$3,164,618	$3,093,258	$3,116,123
Operating income	557,136	740,595	770,552	656,138	568,693
Net income	317,162	320,054	380,581	304,189	236,614

Total assets at year-end	$12,097,523	$11,731,706	$11,297,080	$10,799,513	$10,552,727
Long-term debt	3,894,860	3,499,911	3,497,298	3,494,362	3,484,571
Junior subordinated notes	—	250,000	250,000	250,000	250,000
Capital lease obligations	1,315	1,129	645	378	9,473

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Puget Energy’s and PSE’s actual results could differ materially from results that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.  Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy’s and PSE’s other reports filed with the U.S. Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy’s and PSE’s business, prospects and results of operations.

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma liquefied natural gas (LNG) facility, currently under construction. All of Puget Energy's common stock is indirectly owned by Puget Holdings, LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners, Macquarie Capital Group Limited, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation (BCIMC), and the Alberta Investment Management Corporation (AIMCo). In August 2018, Macquarie Infrastructure Partners and Macquarie Capital Group Limited reached an agreement to sell their shares to Ontario Municipal Employee Retirement System (OMERS), PGGM Vermogensbeheer B.V. and current owners, AIMCo and BCIMC.  The sale is conditioned upon the approval of various federal and state agencies, including that of the Washington Utilities and Transportation Commission (Washington Commission).  Puget Energy and PSE are collectively referred to herein as “the Company.”
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

Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as well as return on equity (ROE) excluding unrealized gains and losses on derivative instruments (net income plus unrealized losses and/or minus unrealized gains on derivative instruments divided by average common equity) that is considered a “non-GAAP financial measure.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that includes adjustments that result in a departure from GAAP presentation. The Company believes that its return on average of monthly averages (AMA) equity, also a non-GAAP measure, is a more suitable metric for comparing ROE across years and is a more accurate metric for assessing and evaluating ROE performance against the Company's authorized regulated ROE.  The AMA equity is not intended to represent the regulated equity. PSE's ROE may not be comparable to other companies' ROE measures.  Furthermore, this measure is not intended to replace ROE (GAAP net income divided by GAAP average common equity) as an indicator of operating performance.
The following table presents PSE’s ROE, its return on AMA equity and its authorized regulated ROE for 2018 and 2017:

	2018			2017
(Dollars in Thousands)	Earnings	Average Common Equity	Return on Equity	Earnings	Average Common Equity	Return on Equity
Return on equity	$317,162	$3,654,524	8.7%	$320,054	$3,545,686	9.0%
Less/Plus: Unrealized gains and losses on derivative instruments, after-tax	(32,913)	—	*	20,014	—	*
Less/Plus: Equity adjustments[1]	—	179,852	*	—	169,298	*
Plus: Impact of average of monthly average (AMA)	—	18,075	*	—	78,793	*
Return on AMA equity	$284,249	$3,852,451	7.4%	$340,068	$3,793,777	9.0%
Authorized regulated return on equity[2]			9.5%			9.8%
_______________

[1]
Equity adjustments are related to removing the impacts of accumulated other comprehensive income (AOCI), subsidiary retained earnings, retained earnings of derivative instruments, and decoupling 24-month revenue reserve.

[2]	The authorized regulated return on equity rate changed to 9.5% effective December 19, 2017, per the approved general rate case (GRC).

*	Not meaningful and/or applicable.

The Company’s 2018 return on AMA equity was 7.4%, which is lower than the authorized regulated ROE primarily due to the following:

•
Regulated equity (rate base multiplied by equity percent) was $379.9 million lower than AMA equity for the year ended December 31, 2018. The impact on ROE for this variance was negative 0.9%. The variance was primarily driven by investment in items that do not earn a return or earn a return that is less than the authorized ROE. Such items include investment in construction work in progress and growth in rate base since the last general rate case (GRC).

•	Depreciation expense was $50.7 million higher than the amount allowed in rates on a pre-tax basis for the year ended December 31, 2018 for an impact on ROE of negative 1.3%.

The Company’s 2017 return on AMA equity was 9.0%, which is lower than the authorized regulated ROE primarily due to the following:

•
Regulated equity (rate base multiplied by equity percent) was $478.0 million lower than AMA equity for the year ended December 31, 2017. The variance was primarily driven by the impact on rate base of the deferred tax liability for utility, plant and equipment. The impact on ROE for this variance was negative 1.2%.

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

Factors and Trends Affecting PSE’s Performance
PSE’s ongoing regulatory requirements and operational needs necessitated the investment of substantial capital in 2018 and will continue to do so in future years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:

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

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2018 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission. The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Accordingly, the Company will need to seek rate relief through a rate case on a regular and frequent basis in the foreseeable future after the investment is made. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost-effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment is not reasonable or prudent, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.
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

Expedited Rate Filing
On November 7, 2018, PSE filed an expedited rate filing (ERF) with the Washington Commission. On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms. The settlement agreement was filed on January 30, 2019. A ruling by the Washington Commission is expected in enough time to implement rates on March 1, 2019. For further details regarding the 2018 ERF filing, see Note 4, "Regulations and Rates" to the consolidated financial statements included in item 8 of this report.

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017 requesting deferred accounting treatment for the impacts of tax reform.  The deferred accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35% to 21%.
The Washington Commission approved the following PSE requests to change rates to reflect the new corporate tax rates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Electric:
May 1, 2018	(3.4)%	$(72.9)
Natural Gas:
May 1, 2018	(2.7)	(23.6)

General Rate Case Filing
On January 13, 2017, PSE filed its GRC with the Washington Commission, the settlement agreement was accepted by the Washington Commission on December 5, 2017 and the rates became effective December 19, 2017. For further details regarding the 2017 GRC filing, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

Decoupling Filings
On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 GRC to extend the decoupling mechanism with some changes to the methodology that took effect on December 19, 2017. Electric and natural gas delivery revenues will continue to be recovered on a per customer basis and electric fixed production energy costs will now be decoupled and recovered on the basis of a fixed monthly amount. Approved revenue per customer costs can only be changed in a GRC or ERF. Approved electric fixed production energy costs can also be changed in a power cost only rate case (PCORC). Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate cap which limits the amount of previously deferred revenues PSE can collect in its annual filings increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism is to be reviewed again in PSE's first GRC filed in or after 2021, or in a separate proceeding, if appropriate. PSE’s decoupling mechanism over- and under- collections will still be collectible or refundable after this effective date even if the decoupling mechanism is not extended.

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
Effective January 1, 2017 the following graduated scale is used in the PCA mechanism:

	Company’s Share		Customers' Share
Annual Power Cost Variability	Over	Under	Over	Under
Over or Under Collected by up to $17 million	100%	100%	—%	—%
Over or Under Collected by between $17 million - $40 million	35	50	65	50
Over or Under Collected beyond $40 + million	10	10	90	90

In September 2016, PSE filed an accounting petition with the Washington Commission which requested deferral of the variances, either positive or negative, between the fixed costs previously recovered in the PCA and the revenue received to cover the allowed fixed costs.  The deferral period requested was January 1, 2017, through December 31, 2017, when rates were to go into effect from PSE's 2017 GRC.  In November 2016, the Washington Commission issued Order No. 01 approving PSE’s accounting petition. With the final determination in PSE’s GRC, this deferral ceased with the rate effective date of December 19, 2017.
For the year ended December 31, 2018, in its PCA mechanism, PSE under recovered its allowable costs by $3.5 million of which no amount was apportioned to customers. This compares to an under recovery of allowable costs of $11.5 million for the year ended December 31, 2017, of which no amounts were apportioned to customers. The decrease in the total allowable costs was due to increased revenues and lower transmission costs offset by higher fuel and purchase electricity costs and the addition of the EIM adjustment.

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

Federal Incentive Tracker Tariff
The following table sets forth the federal incentive tracker tariff revenue requirement approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates from prior year	Total credit to be passed back to eligible customers (Dollars in Millions)
January 1, 2019	0.1%	$(38.7)
May 1, 2018	0.4	(40.1)
January 1, 2018	0.2	(48.2)
January 1, 2017	0.3	(51.7)
January 1, 2016	(0.2)	(57.3)

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

Other Proceedings
Large Customer Retail Wheeling
Following multiples discussions between PSE, the Microsoft Corporation, and others, and after completing a negotiated regulatory process, in July 2017, the Washington Commission issued an order approving a special contract between PSE and Microsoft relating to retail access for Microsoft loads currently being served under PSE’s electric Schedule 40. The special contract includes the following conditions: (i) Microsoft must exceed Washington State’s current renewable portfolio standards, (ii) the remainder of power sold to Microsoft must be carbon free, (iii) there will be no reduction in Microsoft's funding of PSE’s conservation programs, (iv) Microsoft will pay a transition fee that will be a straight pass-through to customers and (v) Microsoft will fund enhanced low-income support. Microsoft cannot begin taking service under the special contract until it has the required metering installed, has contracts for the supply and transmission of its power supply and pays the transition fee.

Voluntary Long-Term Renewable Energy
Effective September 2016, the Washington Commission approved PSE's tariff revision to create an additional voluntary renewable energy product. This provides customers with electric generation resource options to help them meet their sustainability goals. Incremental costs of the program will be allocated to the voluntary participants of the program as is the case with PSE’s existing Green Power programs. PSE initially offered this service, Green Direct, to larger customers (aggregated annual loads greater than 10,000 MWh) and government customers. The initial resource option offered under this rate schedule is a new wind generation facility with the capacity of approximately 136.8 MW that will be constructed in the region by a developer under contract to PSE to meet the demand for this voluntary renewable energy product. PSE anticipates that customers will start receiving energy through this program in 2019. Twenty-two customers have fully subscribed to the anticipated output of the project.
In July 2018, the Washington Commission approved a second phase of the Green Direct product. The phase 2 offering will be a blend of the phase 1 wind and a solar project. In October 2018, the Washington Commission approved an expansion of the solar project from 120 MW to 150 MW. Phase 1 customers will receive wind through 2020; and then will receive the blended energy in 2021. Open enrollment for phase 2, which is fully subscribed, began on August 31, 2018, and customers will start receiving energy through the program in 2021.

For additional information, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

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
For additional information on credit facilities, see Note 8, “Liquidity Facilities and Other Financing Arrangements" included in Item 8 of this report.

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document.  The following discussion provides the significant items that impacted PSE’s results of operations for the years ended December 31, 2018, 2017 and 2016.

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
The following chart displays the changes in PSE’s electric margin from 2017 to 2018:

Electric Margin
2017 to 2018 comparison
$ (Millions)
1,760
1,740
1,720
1,700
1,680
1,660
1,640
1,620
1,600
1,580
$1,700.3
$(94.9)
$35.5
$3.6
$22.2
$68.8
$(48.7)
$2.1
$1.5
$1,690.4
2017 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation & Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2018 Electric Margin

_______________
*    Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

2017 compared to 2018
Electric Operating Revenue
Electric operating revenues increased $35.2 million primarily due to increased transportation and other revenue of $68.8 million, sales to other utilities and marketers of $35.5 million, other decoupling revenue of $22.2 million and decoupling revenue of $3.6 million; partially offset by lower retail sales of $94.9 million.  These items are discussed in detail below:

•
Electric retail sales decreased $94.9 million due to a decrease of $67.3 million from a reduction in retail electricity usage of 2.9% compared to the prior year and a decrease in rates of $28.9 million. The reduction in usage was due to a decrease of residential and commercial use per customer of 5.2% and 3.3%, respectively, which was driven by a decrease in heating degree days of 11.3% compared to 2017 and partially offset by an increase in retail customers of 1.3%. The rate decrease was due to the decoupling rate mechanism rate decrease of 1.1% annually, effective May 2018, and the decrease in May 2018 of 3.4%, due to the change in the corporate tax rates as a result of the TCJA. The rate decreases were partially offset by the GRC rate increase of 0.9% annually, effective December 2017.

•
Sales to other utilities and marketers increased $35.5 million due to a 28.0% increase in volumes due to additional combustion turbine generation as a result of favorable heat rates and a 30.2% increase in electric wholesale prices due to increased demand within the region.

•
Decoupling revenue increased $3.6 million, the net of a $12.1 million increase in delivery deferrals and an $8.6 million decrease in PCA fixed cost deferrals. Decreased electricity usage, as noted above in the retail revenue section, resulted in a larger decrease in actual delivery revenues as compared to allowed delivery revenues in the current year than in prior year. In the PCA decoupling mechanism, increased customer count as compared to forecast resulted in actual revenues in excess of allowed revenues.

•
Other decoupling revenue increased $22.2 million primarily due to a $14.5 million increase year-over-year related to a decrease in current year amortization of previous years' decoupling deferrals resulting from lower amortization rates and reduced electricity usage in the current year. In addition, in 2017 earnings exceeded allowed ROR by $10.5 million. In the current year, earnings did not exceed allowed ROR and therefore no excess earnings were reserved, causing an increase to revenue year-over-year. This activity was offset by a $2.1 million decrease due to recognizing $1.3 million of revenue in 2017 that was not previously expected to be recovered in rates within the 24 month GAAP requirement, whereas $0.8 million of decoupling deferrals were not recognized in the current year due to not meeting the 24 month GAAP requirement.

•
Transportation and other revenue increased $68.8 million primarily due to a change in production tax credit (PTC) deferral revenue of $30.6 million for the re-purpose of the PTCs and an increase in net wholesale natural gas sales of $60.7 million, partially offset by tax reform deferrals for revenue subject to refunds of $24.1 million. The increase in net wholesale gas sales was due to a 21.0% increase in sales volumes and a 39.5% increase in the average price of natural gas leading to an $89.3 million increase in sales. This increase in price was primarily driven by the Enbridge pipeline rupture and the event's impact on wholesale energy markets. This was offset by a $39.4 million increase in the cost of natural gas sold due to the higher volume of gas sold at an average price that was 11.8% higher. Moreover, contributing to the net increase was a $10.8 million decrease in natural gas hedging costs year over year.

Electric Power Costs
Electric power costs increased $45.1 million primarily due to an increase of $48.7 million of purchased electricity costs. This item is discussed in detail below:

•
Purchased electricity expense increased $48.7 million primarily due to an 11.1% increase in wholesale prices and a 2.3% increase in wholesale electricity purchases. Additionally, wind production being limited due to wind conditions, the unplanned outage of Colstrip 3&4 and the Enbridge pipeline rupture contributed to the increase.

The following chart displays the changes in PSE’s electric margin from 2016 to 2017:

Electric Margin
2016 to 2017 comparison

$ (Millions)
1,800
1,750
1,700
1,650
1,600
1,550
1,500
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

•
Decoupling revenue decreased $20.0 million due to a decrease in decoupling deferrals of $23.5 million driven by actual revenue being closer to PSE's allowed revenue per the decoupling mechanism compared to 2016. The increase in actual revenue was due to an increase in load as discussed above in electric retail sales. This was partially offset by an increase in decoupling revenue of $3.5 million due to fixed production cost deferrals, which were removed from the PCA mechanism and placed into the decoupling mechanism, effective January 1, 2017.

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

•
Transportation and other revenue increased $92.5 million primarily due to a change in PTC deferral revenue of $73.2 million due to a $19.9 million reduction to revenue in 2016 as PTCs were generated compared to no PTC generated in 2017, as well as, a $51.2 million remeasurement of the PTC deferral in 2017 due to tax law change. Additionally, there was an increase in net wholesale natural gas sales of $17.5 million due to increased purchased electricity, as discussed below.

Electric Power Costs
Electric power costs increased $43.2 million primarily due to an increase of $58.4 million of purchased electricity costs, partially offset by a decrease of $9.1 million of electric generation fuel expense and an increase of $6.1 million of residential exchange credits. These items are discussed in detail below:

•
Purchased electricity expense increased $58.4 million primarily due to an 11.2% increase in wholesale electricity purchases, partially offset by a 0.2% decrease in prices. The increase in purchases was primarily driven by an increase in load and lower wholesale electricity prices on the open market compared to generating power. Additionally, a decrease of hydro and wind production of 7.4% and 14.7% increased the need to purchase additional wholesale power.

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

Natural Gas Margin
Natural gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE’s service territory. The PGA mechanism passes through increases or decreases in the natural gas supply portion of the natural gas service rates to customers based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs. PSE's margin or net income is not affected by changes under the PGA mechanism because over- and under- recoveries of natural gas costs included in baseline PGA rates are deferred and either refunded or collected from customers, respectively, in future periods.

The following chart displays the changes in PSE’s natural gas margin from 2017 to 2018:

_______________
* Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

2017 compared to 2018
Natural Gas Operating Revenue
Natural gas operating revenue decreased $147.0 million primarily due to lower retail sales of $125.7 million, decreased other decoupling revenue of $14.2 million and decreased transportation and other revenue of $9.7 million; partially offset by an increase in decoupling revenue of $2.6 million.  These items are discussed in the following details:

•
Natural gas retail sales decreased $125.7 million due to a decrease of $71.5 million in natural gas sales, which is a result of a decrease in natural gas load of 7.1% from 2017 and a decrease in rates of $58.3 million. Natural gas load decreased primarily due to the decrease in average therms used per residential and commercial customers of 9.4% and 5.9%, respectively, compared to 2017, as a result of an 11.3% decrease in heating degree days, which decreased the natural gas heating load compared to prior year. The decrease in rates was primarily due to a rate changes from the following filings: GRC which decreased rates 3.8% annually, PGA rates decreased 3.3% annually, a 2.7% decrease for the change in corporate tax rate due to the TCJA and is offset by an increase in decoupling rates of 1.7%, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes.

•
Decoupling revenue increased $2.6 million primarily due to a decrease in natural gas consumption, as noted above in the retail revenue section, resulting in a larger decrease in actual delivery revenues as compared to allowed delivery revenues in the current year than in prior year. This was partially offset by a decrease in allowed revenue per customer.

•
Other decoupling revenue decreased $14.2 million primarily due to a $19.6 million decrease in current year recognition of revenues not recognized in previous years as they were not expected to be recovered in rates within 24 months from previous years. In addition, current year amortization of previous years' decoupling deferrals decreased $5.7 million, resulting from reduced natural gas consumption in the current year, partially offset by an increase in amortization rates. This activity was offset by an $11.5 million increase related to a decrease in ROR excess earnings sharing from 2017.

•	Transportation and other revenue decreased $9.7 million primarily due to tax reform deferrals for revenue subject to refund of $10.5 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $63.3 million due to a decrease in natural gas costs included in PGA rates and a decrease in natural gas usage of 7.1%.

The following chart displays the changes in PSE’s natural gas margin from 2016 to 2017:
_______________

*	Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

2016 compared to 2017
Natural Gas Operating Revenue
Natural gas operating revenue increased $107.3 million primarily due to higher retail sales of $$148.1 million and increased other decoupling revenue of $5.9 million; partially offset by a decrease in decoupling revenue of $48.6 million.  These items are discussed in the following details:

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

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's other operating expenses and other income (deductions) from period 2017 to 2018:
2017 compared to 2018
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments increased $72.5 million to a net gain of $41.7 million for the year ended December 31, 2018. The primary drivers for the net gain consist of a $79.5 million loss from contract settlements previously recorded as gains and a $152.0 million gain due to an increase in the Company's weighted average natural gas and electricity forward prices of 23.8% and 41.1%, respectively. This increase in price was primarily driven by the Enbridge pipeline rupture and the event's impact on wholesale energy markets. The $79.5 million in losses from contract settlements was comprised of $49.4 million losses from natural gas and $30.1 million losses from wholesale electric contracts. The increase in the weighted average natural gas and wholesale electric forward prices resulted in $105.1 million and $46.9 million gains, respectively.

•
Utility operations and maintenance expense increased $10.4 million primarily driven by increases in the following: the reclassification of pension non-service costs benefit from utility operations and maintenance to other income was $1.6 million higher due to a change in pension accounting in 2018 versus 2017. Refer to Note 2, "New Accounting Pronouncements" and Note 13, "Retirement Benefits" to the consolidated financial statements included in Item 8 of this report. Additionally, there was a $2.9 million due to an increase in claims, $2.4 million due to an increase in natural gas mains leaks surveys and $2.1 million due to an increase in leasing costs.

•
Depreciation and amortization expense increased $174.9 million year over year, partially driven by a depreciation rate change effective December 2017 as a result of the GRC and comprised of: (i) increased amortization of PTC regulatory liability of $81.9 million in 2018 compared to 2017; (ii) electric depreciation expense increased $57.0 million, primarily due to net asset additions to production and distribution of $5.7 million and $215.4 million, respectively; (iii) an increase of $25.6 million due to net additions of $210.7 million of computer software: (iv) an increase of storm damage and regulatory amortization of $20.9 million; (v) an increase in natural gas environmental cost amortization of $8.3 million;

these increases were partially offset by (vi) a decrease in natural gas depreciation expense of $14.1 million primarily due to a depreciation rate change to a lower rate as a result of the 2017 GRC.

•
Taxes other than income taxes decreased $24.1 million primarily due to decreases in municipal taxes of $8.2 million and state excise taxes of $9.6 million, as a result of a decrease in retail revenue. Additionally, a decrease of $6.0 million related to the property tax tracker, which decreased due to load.

Other Income, Interest Expense and Income Tax Expense

•
Other income/expense increased $7.9 million as a result an increase in other income of $5.0 million and a decrease in other expenses of $2.9 million. The increase in other income was partially due to a $1.6 million higher pension non-service cost benefit recorded in 2018 as compared to 2017. For further details regarding the non-service cost component, see Note 2, "New Accounting Pronouncements" and Note 13, "Retirement Benefits" to the consolidated financial statements included in Item 8 of this document. Additionally, there was an increase in WUTC allowance for funds used during construction (AFUDC) of $2.8 million due to a decrease in the FERC AFUDC rate; therefore the WUTC rate increased. Also contributing to this increase in WUTC AFUDC and contributing to the increase in Equity AFUDC of $2.2 million was an increase of eligible average construction work in progress of $105.8 million.

•
Interest expense decreased $11.4 million primarily related to lower interest rates on long-term debt due to the refinancing of the $250.0 million in junior subordinated notes and $200.0 million in senior secured notes at a lower interest.

•
Income tax expense decreased $161.3 million primarily driven by the following: (i) approximately $51.5 million from the impact of tax reform with a decrease in statutory tax rate from 35% to 21%, (ii) a decrease in pre-tax book income with a tax effect of approximately $34.5 million, (iii) approximately $29.8 million due to the amortization of excess deferred taxes related to utility plant as a result of tax reform and iv) a decrease of approximately $36.3 due to a non recurring expense related to tax reform.

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

•
Utility operations and maintenance expense increased $19.4 million primarily driven by increases in the following: $6.7 million for electric and natural gas operations primarily due to increased electric operations third-party service provider costs of $3.2 million and natural gas distribution system integrity costs of $2.0 million $5.5 million increase in outside services expense for customer service optimization initiatives that began in 2016, and a $4.6 million increase in overall labor expense. These increases were partially offset by $1.6 million reduction of uncollectible account costs compared to 2016.

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

•
Depreciation and amortization expense increased $55.8 million primarily due to the following: (i) electric depreciation expense of $12.1 million, primarily due to asset net additions to distribution, transmission, and general plant of $186.4 million, $92.0 million and $83.1 million respectively; (ii) natural gas depreciation expense of $6.1 million increased due primarily to net additions to distribution assets of $192.3 million; (iii) $15.5 million of amortization expense due to computer software net additions of $123.7 million; (iv) amortization of PTC regulatory liability of $2.1 million in 2017; (v) a decrease of Lower Snake River U.S. Treasury interest amortization of $3.2 million; (vi) an increase of asset retirement and environmental obligations (ARO) accretion expense of $2.8 million due to a change in the Colstrip ARO in 2016; and (vii) conservation amortization increased $13.4 million, $10.3 for electric and $3.2 for natural gas, primarily due to an increase of usage attributed to an increase in heating degree days and customers for both electric and natural gas in 2017 as compared to 2016.

•
Taxes other than income taxes increased $32.0 million primarily due to increases in municipal taxes of $11.5 million and state excise taxes of $10.2 million as a result of an increase in revenue and an increase of $9.3 million in property taxes related to increased property values and expected levy rates.

Other Income, Interest Expense and Income Tax Expense

•
Income tax expense increased $36.6 million primarily driven by the impact of tax reform on the deferred tax balances and partially offset by a 4.3% decrease in pre-tax income. For additional information, see Note 14, "Income Taxes" to the consolidated financial statements included in Item 8 of this report.

Puget Energy
Substantially all the operations of Puget Energy are conducted through its regulated subsidiary, PSE.  Puget Energy’s results of operation for the years ended December 31, 2018, 2017 and 2016 were as follows:

2017 compared to 2018
Summary Results of Operations
Puget Energy’s net income increased by $60.4 million, which is primarily attributable to an income tax expense decrease of $64.1 million, as well as an increase in other operating revenue and income of $1.3 million.  The following are significant factors that impacted Puget Energy’s net income, which are not included in PSE’s discussion:

•
Income tax expense decreased by $64.1 million primarily due to the impact of tax reform with a decrease in the statutory rate from 35% to 21% of $15.1 million, offset by a one time charge to deferred tax expense of $80.9 million in 2017.

2016 compared to 2017
Summary Results of Operations
Puget Energy’s net income decreased by $137.7 million, which is primarily attributable to an income tax expense increase of $79.3 million, as well as PSE's net income decrease of $60.5 million.  The following are significant factors that impacted Puget Energy’s net income, which are not included in PSE’s discussion:

•
Income Tax Expense increased by $79.3 million primarily due to tax reform passed on December 22, 2017 that lowered the corporate tax rate from 35.0% to 21.0%. As a result, income tax expense was affected by the revaluation of Puget Energy's deferred tax assets at the 21.0% rate.

Capital Resources and Liquidity

Capital Requirements
Contractual Obligations and Commercial Commitments
The following are PSE’s and Puget Energy’s aggregate contractual obligations as of December 31, 2018:

	Payments Due Per Period
(Dollars in Thousands)	Total	2019	2020 - 2021	2022 - 2023	Thereafter
Contractual obligations:
Energy purchase obligations[1]	$5,542,997	$951,180	$1,324,066	$1,205,696	$2,062,055
Long-term debt including interest[2]	8,189,895	212,072	424,144	424,144	7,129,535
Short-term debt including interest	379,297	379,297	—	—	—
Service contract obligations	636,115	72,323	145,499	150,923	267,370
Non-cancelable operating leases[3]	234,283	20,635	41,334	39,425	132,889
PSE capital leases[3]	1,334	495	757	82	—
Pension and other benefits funding and payments	79,923	24,587	6,880	9,056	39,400
Total PSE contractual cash obligations	15,063,844	1,660,589	1,942,680	1,829,326	9,631,249
Long-term debt including interest[2]	2,281,511	111,063	1,257,765	492,723	419,960
Total Puget Energy contractual cash obligations	$17,345,355	$1,771,652	$3,200,445	$2,322,049	$10,051,209
_______________

[1]
Energy purchase contracts were entered into as part of PSE’s obligation to serve retail electric and natural gas customers’ energy requirements.  As a result, costs are generally recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost adjustment mechanisms.

[2]
For individual long-term debt maturities, see Note 7, "Long-Term Debt," to the consolidated financial statements included in Item 8 of this report.  For Puget Energy, the amount above excludes the fair value adjustments related to the merger.

[3]	For additional information, see Note 9, "Leases" to the consolidated financial statements included in Item 8 of this report.

The following are PSE’s and Puget Energy’s aggregate availability under commercial commitments as of December 31, 2018:

	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2019	2020 - 2021	2022	Thereafter
Commercial commitments:
PSE revolving credit facility[1]	$800,000	$—	$—	$800,000	$—
Inter-company short-term debt[2]	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	—	800,000	30,000
Puget Energy revolving credit facility[3]	788,100	—	—	788,100	—
Less: Inter-company short-term debt elimination[2]	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,588,100	$—	$—	$1,588,100	$—
_______________

[1]
As of December 31, 2018, PSE had a credit facility which provides $800.0 million of short-term liquidity needs and includes a backstop to the Company's commercial paper program. The credit facility matures in October 2022. The credit facility also includes a swingline feature allowing same day availability on borrowings up to $75.0 million and an expansion feature that, upon the banks' approval, would increase the total size of the facility to $1.4 billion. As of December 31, 2018, no loans or letters of credit were outstanding under the credit facility and $379.3 million was outstanding under the commercial paper program. The credit agreement is syndicated among numerous lenders. Outside of the credit agreement, PSE has a $3.0 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

[2]	As of December 31, 2018, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million.

[3]
As of December 31, 2018, Puget Energy had a revolving senior secured credit facility totaling $800.0 million, which matures in October 2022. The revolving senior secured credit facility is syndicated among numerous lenders. The revolving senior secured credit facility also has an expansion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. As of December 31, 2018, there was $11.9 million drawn and outstanding under the Puget Energy credit facility.

Off-Balance Sheet Arrangements
As of December 31, 2018, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition, other than the items disclosed in Note 9, "Leases" and in Note 16, "Commitment and Contingencies" to the consolidated financial statements included in Item 8 of this report.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, totaled $1,010.5 million in 2018.  Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Thousands)	2019	2020	2021
Total energy delivery, technology and facilities expenditures	$885,623	$916,545	$895,610

The program is subject to change based upon general business, economic and regulatory conditions.  Utility construction expenditures and any new generation resource expenditures may be funded from a combination of sources, which may include cash from operations, short-term debt, long-term debt and/or equity.  PSE’s planned capital expenditures may result in a level of spending that will exceed its cash flow from operations.  As a result, execution of PSE’s strategy is dependent in part on continued access to capital markets.

Capital Resources
Cash from Operations

Puget Sound Energy	Year Ended December 31,
(Dollars in Millions)	2018	2017	Change
Net income	$317,162	$320,054	$(2,892)
Non-cash items[1]	670,632	782,890	(112,258)
Changes in cash flow resulting from working capital[2]	80,541	105,281	(24,740)
Regulatory assets and liabilities	(71,348)	(88,875)	17,527
Other non-current assets and liabilities[3]	(1,083)	(32,547)	31,464
Net cash provided by operating activities	$995,904	$1,086,803	$(90,899)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, production tax credits and miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, purchased gas adjustments, accounts payable and accrued expenses.

[3]	Other non-current assets and liabilities include funding of pension liability.

Year Ended December 31, 2018 compared to 2017
Cash generated from operations for the year ended December 31, 2018 decreased by $90.9 million, including a net income decrease of $2.9 million. The following are significant factors that impacted PSE's cash flows from operations:

•
Non-cash items decreased $112.3 million primarily due to changes in derivative instruments of $72.5 million, deferred taxes of $179.8 million, production tax credits of $30.6 million and conservation amortization of $9.5 million offset by changes in depreciation and amortization of $184.4 million. For further discussion, see Other Operating Expenses in Item 7, Management's Discussion and Analysis and Note 14, "Income Taxes" in Item 8.

•
Changes in cash flow resulting from working capital decreased $24.7 million primarily due to changes in materials and supplies of $8.6 million, fuel and gas inventory of $11.7 million, prepayments of $24.7 million, accrued expenses of $20.6 million and purchased gas adjustment of $44.8 million offset - as discussed previously in electric and natural gas margins - offset by changes in accounts payable of $91.0 million.

•	Regulatory assets and liabilities cash flow increased $17.5 million primarily due to changes in decoupling and derivatives offset by changes in purchased gas adjustments.

•
Other non-current assets and liabilities cash flow increased $31.5 million primarily due to an increase in the long-term incentive plan accrual, an increase in major maintenance and inspections, reduced pension funding and other changes in long-term assets and liabilities.

Puget Energy	Year Ended December 31,
(Dollars in Millions)	2018	2017	Change
Net income	$(81,540)	$(144,860)	$63,320
Non-cash items[1]	(519)	54,679	(55,198)
Changes in cash flow resulting from working capital[2]	4,558	(11,627)	16,185
Regulatory assets and liabilities	—	—	—
Other non-current assets and liabilities[3]	(14,222)	(12,864)	(1,358)
Net cash provided by operating activities	$(91,723)	$(114,672)	$22,949
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

Year Ended December 31, 2018 compared to 2017
Cash generated from operations for the year ended December 31, 2018 increased by $22.9 million compared to the same period in 2017.  The net difference was impacted by the decrease from cash flow provided by the operating activities of PSE, as previously discussed. The remaining variance is explained below:

•	Non-cash items decreased $55.2 million primarily due to changes in deferred taxes of $55.2 million. For further discussion, see Note 14, "Income Taxes" in Item 8.

•	Changes in cash flow resulting from working capital increased $16.2 million primarily due to amounts owed to PSE related to Puget LNG and that are eliminated at consolidated PE

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
For information on Puget Energy and PSE dividends, long-term debt and credit facilities, see Note 5, “Dividend Payment Restrictions, Note 7, “Long-term Debt” and Note 8, “Liquidity Facilities and Other Financing Arrangements” to the consolidated financial statements included in Item 8 of this report.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at December 31, 2018, PSE could issue:

•
Approximately $2.3 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.9 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at December 31, 2018; and

•
Approximately $625.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.0 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at December 31, 2018

At December 31, 2018, PSE had approximately $7.5 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

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
The Company implemented the new revenue accounting standard on January 1, 2018. For further discussion regarding the new standard, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements included in Item 8 of this report.

Regulatory Accounting
As a regulated entity of the Washington Commission and FERC, PSE prepares its financial statements in accordance with the provisions of ASC 980.  The application of ASC 980 results in differences in the timing and recognition of certain revenue and expenses in comparison with businesses in other industries.  The rates that are charged by PSE to its customers are based on cost base regulation reviewed and approved by the Washington Commission and FERC.  Under the authority of these commissions, PSE has recorded certain regulatory assets and liabilities at December 31, 2018 in the amount of $788.2 million and $1,722.5 million, respectively, and regulatory assets and liabilities at December 31, 2017 of $953.1 million and $1,758.6 million, respectively.  Such amounts are amortized through a corresponding liability or asset account, respectively, with no impact to earnings.  PSE expects to fully recover its regulatory assets and liabilities through its rates.  If future recovery of costs ceases to be probable, PSE would be required to write off these regulatory assets and liabilities.  In addition, if PSE determines that it no longer meets the criteria for continued application of ASC 980, PSE could be required to write off its regulatory assets and liabilities related to those operations not meeting ASC 980 requirements.
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

Goodwill
In 2009, Puget Holdings completed its merger with Puget Energy.  Puget Energy re-measured the carrying amount of all its assets and liabilities to fair value, which resulted in recognition of approximately $1.7 billion in goodwill.  The goodwill recorded by Puget Energy represents the potential long-term return to the Company’s investors. ASC 350, “Intangibles - Goodwill and Other” (ASC 350), requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  These events or circumstances could include a significant change in the Company’s business or regulatory outlook, legal factors, a sale or disposition of a significant portion of a reporting unit or significant changes in the financial markets which could influence the Company’s access to capital and interest rates.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and the determination of the fair value of the reporting units.  Management has determined Puget Energy has only one reporting unit.
In testing goodwill and other indefinite-lived intangible assets for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If, after assessing the totality of events or circumstances during a qualitative assessment, management determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform a quantitative test to determine impairment.  This requires a comparison of the fair value of our reporting unit to its carrying value.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
In 2018, the Company elected to perform the qualitative assessment to determine if it was more-likely-than-not that the fair value of Puget Energy’s reporting unit was below carrying value. This qualitative assessment included the review of several qualitative factors, including the value of Puget Energy’s reporting unit from the previous quantitative tests and the excess of fair value over carrying value from these tests, macroeconomic conditions, industry and market considerations, the projected financial performance of Puget Energy’s reporting unit, as well as other factors. Based on our assessment, the Company concluded that it was more-likely-than-not that the fair value of Puget Energy’s reporting unit exceeded its carrying value and, therefore, did not result in an impairment as of October 1, 2018. There were no known events or circumstances from the date of the assessment through December 31, 2018 that would impact management’s conclusion.
The Company elected to perform a quantitative impairment assessment in 2017 as of the October 1, 2017, measurement date.  The fair value of Puget Energy’s reporting unit was estimated using a combination of the discounted cash flow and market approach.  The discounted cash flow approach requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term rate of growth for Puget Energy business, estimation of the useful life over which cash flows will occur, the selection of utility holding companies determined to be comparable to Puget Energy and determination of an appropriate weighted-average cost of capital or discount rate.  The market approach estimates the fair value of the business based on market prices of stocks of comparable companies engaged in the same or similar lines of business.  In addition, indications of market value are estimated by deriving multiples of equity or invested capital to various measures of revenue, earnings or cash flow.  Changes in these estimates and/or assumptions could materially affect the determination of fair value and goodwill impairment of the reporting unit.  Based on the test performed, management determined that there was no indication of impairment of Puget Energy’s goodwill as of October 1, 2017.  Management estimated the fair value of Puget Energy’s equity to be approximately $5.5 billion at the October 1, 2017 measurement date for the annual test of goodwill impairment.  The carrying value of Puget Energy’s equity was approximately $3.8 billion with the excess of the fair value over the carrying value representing 44.7% or $1.7 billion. There were no known events or circumstances from the date of the assessment through December 31, 2017, that would impact management’s conclusion.

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
For additional information, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" Note 10, "Accounting for Derivative Instruments and Hedging Activities" and Note 11, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.

Fair Value
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  However, as permitted under ASC 820, the Company utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of its assets and liabilities measured and reported at fair value.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  The Company primarily applies the market approach for recurring fair value measurements as it believes that this approach is used by market participants for these types of assets and liabilities.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  For further discussion on market risk, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk".

Pension and Other Postretirement Benefits
PSE has a qualified defined benefit pension plan covering substantially all employees of PSE.  PSE recognized qualified pension expense of $13.2 million, $12.1 million and $14.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Of these amounts, approximately 49.4%, 51.6% and 55.5% were included in utility operations and maintenance expense in 2018, 2017 and 2016, respectively, and the remaining amounts were capitalized.  For the years ended December 31, 2018 and 2017, Puget Energy recognized incremental qualified pension income of $13.1 million and $13.4 million, respectively.  In 2019, it is expected that PSE and Puget Energy will recognize pension expense of $10.6 million and incremental qualified pension income of $12.0 million, respectively.
PSE has a Supplemental Executive Retirement Plan (SERP).  PSE recognized pension and other postretirement benefit expenses of $5.1 million, $4.8 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.  For the years ended December 31, 2018 and 2017, Puget Energy recognized incremental income of $0.5 million and $0.5 million, respectively.  In 2019, it is expected that PSE and Puget Energy will recognize pension expense of $5.4 million and incremental pension income of $0.4 million, respectively.
PSE also has other limited postretirement benefit plans.  PSE recognized income of $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.  For the years ended December 31, 2018 and 2017, Puget Energy recognized incremental expense of $0.2 million each year.  In 2019, it is expected that PSE and Puget Energy will recognize income of $0.3 million and incremental expense of $0.2 million, respectively.
The Company’s pension and other postretirement benefits income or expense depend on several factors and assumptions, including plan design, timing and amount of cash contributions to the plan, earnings on plan assets, discount rate, expected long-term rate of return, mortality and health care cost trends.  Changes in any of these factors or assumptions will affect the amount of income or expense that the Company records in its financial statements in future years and its projected benefit obligation.  The Company has selected an expected return on plan assets based on a historical analysis of rates of return and the Company’s investment mix, market conditions, inflation and other factors.  The Company’s accounting policy for calculating the market-related value of assets is based on a five-year smoothing of asset gains or losses measured from the expected return on market-related assets.  This is a calculated value that recognizes changes in fair value in a systematic and rational manner over five years.  The same manner of calculating market-related value is used for all classes of assets, and is applied consistently from year to year.  During 2018, the Company made cash contributions of $18.0 million to the qualified defined benefit plan.  Management is closely monitoring the funding status of its qualified pension plan.  At December 31, 2018 and 2017, the Company’s qualified pension plan was $37.4 million underfunded and $3.9 million overfunded as measured under GAAP, or 94.5% and 100.6% funded, respectively. As of January 1, 2019, the plan's estimated funded ratio, as calculated under guidelines from The Pension Protection Act of 2006 and considering temporary interest rate relief measures approved by Congress, was more than 100%. The aggregate expected contributions and payments by the Company to fund the pension plan, SERP and other postretirement plans for the year ending December 31, 2019 are expected to be at least $18.0 million, $6.2 million and $0.3 million, respectively.
The discount rate used in accounting for pension and other benefit obligations increased from 4.00% in 2017 to 4.40% in 2018. The discount rate used in accounting for pension and other benefit expense decreased from 4.50% in 2017 to 4.40% in 2018. The rate of return on plan assets for qualified pension benefits increased from 7.45% in 2017 to 7.50% in 2018. The rate of return on plan assets for other benefits increased from 6.75% in 2017 to 7.00% in 2018.
The following tables reflect the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

Puget Energy and Puget Sound Energy	Change in Assumption	Impact on Projected Benefit Obligation Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(35,889)	$(1,750)	$(482)
Decrease in discount rate	50 basis points	39,576	1,855	524

Puget Energy	Change in Assumption	Impact on 2018 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(1,967)	$(208)	$(51)
Decrease in discount rate	50 basis points	3,286	218	42
Increase in return on plan assets	50 basis points	$(3,348)	*	$(34)
Decrease in return on plan assets	50 basis points	3,348	*	34

Puget Sound Energy	Change in Assumption	Impact on 2018 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(3,097)	$(208)	$(52)
Decrease in discount rate	50 basis points	$3,286	$218	$53
Increase in return on plan assets	50 basis points	$(3,351)	*	$(34)
Decrease in return on plan assets	50 basis points	3,351	*	34
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
PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools including a probabilistic risk system that models 250 simulations of how PSE’s natural gas and power portfolios will perform under various weather, hydroelectric and unit performance conditions. Based on the analytics from all of its models and tools, PSE enters into forward physical electric and natural gas purchase and sale agreements, fixed-for-floating swap contracts, and commodity call/put options to manage its electric and natural gas portfolio risks. The forward physical electric and natural gas contracts are both fixed and variable (at index). To fix the price of wholesale electricity and natural gas, PSE may enter into fixed-for-floating swap (financial) contracts. PSE also utilizes natural gas call and put options as an additional hedging instrument to increase the hedging portfolio's flexibility to react to commodity price fluctuations while also allowing for participation in low price commodity markets.
The following table presents the fair value of the Company’s energy derivatives instruments, recorded on the balance sheets:

Puget Energy and Puget Sound Energy	December 31, 2018		December 31, 2017
(Dollars in Thousands)	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$32,041	$22,804	$12,553	$37,991
Long-term	1,246	4,480	838	11,059
Total electric derivatives	33,287	27,284	13,391	49,050
Natural Gas portfolio:
Current	14,466	23,857	9,694	26,868
Long-term	1,266	6,615	1,320	10,176
Total natural gas derivatives	15,732	30,472	11,014	37,044
Total energy derivatives	$49,019	$57,756	$24,405	$86,094

At December 31, 2018, the Company had total assets of $49.0 million and total liabilities of $57.8 million related to derivative contracts used to hedge the supply and cost of electricity and natural gas to serve PSE customers. As the gains and losses in the electric portfolio are realized, they will be recorded as either purchased power costs or electric generation fuel costs under the PCA mechanism. Any fair value adjustments relating to the natural gas business have been deferred in accordance with ASC 980, due to the PGA mechanism, which passes the cost of natural gas supply to customers. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company’s derivative contracts by $18.1 million.

The change in fair value of the Company’s outstanding energy derivative instruments from December 31, 2017 through December 31, 2018 is summarized in the table below:

Puget Energy and Puget Sound Energy Energy Derivative Contracts Asset (Liability)
(Dollars in Thousands)
Fair value of contracts outstanding at December 31, 2017	$(61,689)
Contracts realized or otherwise settled during 2018	(44,623)
Change in fair value of derivatives	97,575
Fair value of contracts outstanding at December 31, 2018	$(8,737)

The fair value of the Company’s outstanding derivative instruments at December 31, 2018, based on pricing source and the period during which the instrument will mature, is summarized below:

Puget Energy and Puget Sound Energy Source of Fair Value	Fair Value of Contracts by Settlement Year
(Dollars in Thousands)	2019	2020-2021	2022-2023	Thereafter	Total
Prices provided by external sources[1]	$(5,085)	$(6,339)	$(348)	$—	$(11,772)
Prices based on internal models and valuation methods	4,929	(834)	(1,060)	—	3,035
Total fair value	$(156)	$(7,173)	$(1,408)	$—	$(8,737)
_______________

[1]	Prices provided by external pricing service, which utilizes broker quotes and pricing models.

For further details regarding both the fair value of derivative instruments and the impacts such instruments have on current period earnings, see Note 10, "Accounting for Derivative Instruments and Hedging Activities" and Note 11, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.

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
PSE has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. PSE generally enters into the following master arrangements: WSPP, Inc. (WSPP) agreements which standardize physical power contracts in the electric industry; International Swaps and Derivatives Association (ISDA) agreements which standardize financial natural gas and electric contracts; and North American Energy Standards Board (NAESB) agreements which standardize physical natural gas contracts. PSE believes that entering into such agreements reduces the credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as right of set-off in the event of counterparty default. It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss. In order to mitigate concentrated credit risk with a subset of counterparties, PSE transacts on the Intercontinental Exchange (ICE) for power futures contracts and ICE NGX for natural gas futures contracts.
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of December 31, 2018, PSE held approximately $574.5 million in standby letters of credit or limited parental guarantees and had nine counterparties with unlimited parental guarantees, in support of various electric and natural gas transactions. The Company monitors counterparties for significant swings in credit default rates, credit rating changes by external rating agencies, ownership changes or financial distress. As of December 31, 2018, approximately 83.6% of the Company's total energy portfolio exposure was entered into with investment grade counterparties which, in the majority of cases, do not require collateral calls on the contracts. Counterparty credit risk may impact PSE's decisions on derivative accounting treatment.

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
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. The fair value of derivatives includes the impact of credit and non-performance reserves. As of December 31, 2018, the Company was in a net liability position with the majority of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the year.  As of December 31, 2018, PSE had cash posted as collateral of $6.4 million for contracts executed on the Intercontinental Exchange (ICE). Also, as of December 31, 2018, PSE has posted a $1.0 million letter of credit as a condition of transacting on the ICE NGX Exchange. PSE did not trigger any collateral requirements with any of its counterparties.

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
The following table presents the carrying value and fair value of Puget Energy and Puget Sound Energy's debt instruments:

Financial Debt Instruments	December 31, 2018		December 31, 2017
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Puget Energy	$6,051,788	$6,984,939	$5,787,392	$7,191,513
Puget Sound Energy	$4,274,157	$4,953,908	$4,079,374	$5,118,528

For further details regarding Puget Energy and Puget Sound Energy debt instruments, see Note 7, "Long-Term Debt" and Note 11, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.
From time to time, PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at December 31, 2018 was a net loss of $5.7 million after tax and accumulated amortization.  This compares to an after-tax loss of $5.0 million in OCI as of December 31, 2017.  All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors, or a committee of the Board, as applicable and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at December 31, 2018.
The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  In January 2017, Puget Energy's outstanding interest rate swaps matured, and as of December 31, 2018, the Company had no outstanding interest rate swap instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTAL QUARTERLY FINANCIAL DATA	128

SCHEDULE:
I. Condensed Financial Information of Puget Energy	129
II. Valuation and Qualifying Accounts and Reserves	133
Years Ended December 31, 2018, 2017 and 2016
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

•
The Company has adopted a Code of Conduct with a hotline (through an independent third party) available to all employees, and our Audit Committee has procedures in place for the anonymous submission of employee complaints on accounting, internal accounting controls or auditing matters.  The Compliance Program is led by the Chief Ethics and Compliance Officer of the Company.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Puget Energy, Inc. and its subsidiaries (the Company) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019

We have served as the Company or its predecessor’s auditor since 1933.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Puget Sound Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Puget Sound Energy, Inc. and its subsidiary (the Company) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2019

We have served as the Company or its predecessor’s auditor since 1933.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating revenue:
Electric	$2,455,919	$2,420,663	$2,238,492
Natural gas	850,748	997,759	890,510
Other	39,829	41,854	35,299
Total operating revenue	3,346,496	3,460,276	3,164,301
Operating expenses:
Energy costs:
Purchased electricity	638,775	590,030	531,596
Electric generation fuel	204,174	206,275	215,331
Residential exchange	(77,454)	(75,933)	(69,824)
Purchased natural gas	296,699	360,009	313,954
Unrealized (gain) loss on derivative instruments, net	(41,662)	30,790	(83,795)
Utility operations and maintenance	602,638	592,277	572,933
Non-utility expense and other	54,519	53,864	42,620
Depreciation and amortization	666,432	481,969	439,579
Conservation amortization	111,714	121,216	107,784
Taxes other than income taxes	336,603	360,673	328,649
Total operating expenses	2,792,438	2,721,170	2,398,827
Operating income (loss)	554,058	739,106	765,474
Other income (deductions):
Other income	52,957	49,283	45,449
Other expense	(11,201)	(14,104)	(10,923)
Non-hedged interest rate swap expense	—	28	(1,062)
Interest charges:
AFUDC	13,695	10,826	9,304
Interest expense	(343,795)	(354,802)	(355,139)
Income (loss) before income taxes	265,714	430,337	453,103
Income tax (benefit) expense	30,092	255,143	140,204
Net income (loss)	$235,622	$175,194	$312,899

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$235,622	$175,194	$312,899
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(12,677), $5,078 and $(3,471), respectively	(47,690)	9,430	(6,446)
Reclassification of stranded taxes to retained earnings due to tax reform	(5,230)	—	—
Other comprehensive income (loss)	(52,920)	9,430	(6,446)
Comprehensive income (loss)	$182,702	$184,624	$306,453

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2018	2017
Utility plant (at original cost, including construction work in progress of $550,466 and $495,937, respectively):
Electric plant	$8,515,482	$8,135,847
Natural gas plant	3,598,732	3,307,545
Common plant	1,027,023	811,815
Less: Accumulated depreciation and amortization	(2,832,321)	(2,428,524)
Net utility plant	10,308,916	9,826,683
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	244,444	182,355
Total other property and investments	1,900,957	1,838,868
Current assets:
Cash and cash equivalents	37,521	26,616
Restricted cash	18,041	10,145
Accounts receivable, net of allowance for doubtful accounts of $8,408 and $8,901, respectively	338,782	341,110
Unbilled revenue	205,285	222,186
Purchased gas adjustment receivable	9,921	—
Materials and supplies, at average cost	116,180	107,003
Fuel and natural gas inventory, at average cost	53,351	49,908
Unrealized gain on derivative instruments	46,507	22,247
Prepaid expense and other	25,674	21,996
Power contract acquisition adjustment gain	6,114	12,207
Total current assets	857,376	813,418
Other long-term and regulatory assets:

Power cost adjustment mechanism	4,735	4,576
Regulatory assets related to power contracts	16,693	19,454
Other regulatory assets	773,552	948,532
Unrealized gain on derivative instruments	2,512	2,158
Power contract acquisition adjustment gain	156,597	162,711
Other	77,523	74,389
Total other long-term and regulatory assets	1,031,612	1,211,820
Total assets	$14,098,861	$13,690,789

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	December 31,
	2018	2017
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	629,003	465,355
Accumulated other comprehensive income (loss), net of tax	(77,202)	(24,282)
Total common shareholder’s equity	3,860,758	3,750,030
Long-term debt:
First mortgage bonds and senior notes	3,764,412	3,164,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	—	250,000
Long-term debt	1,961,900	1,902,600
Debt discount, issuance costs and other	(215,681)	(220,943)
Total long-term debt	5,672,491	5,257,929
Total capitalization	9,533,249	9,007,959
Current liabilities:
Accounts payable	480,069	359,586
Short-term debt	379,297	329,463
Current maturities of long-term debt	—	200,000
Purchased gas adjustment payable	—	16,051
Accrued expenses:
Taxes	118,112	117,948
Salaries and wages	50,785	53,220
Interest	70,099	73,564
Unrealized loss on derivative instruments	46,661	64,859
Power contract acquisition adjustment loss	2,547	2,762
Other	79,312	80,206
Total current liabilities	1,226,882	1,297,659
Other Long-term and regulatory liabilities:
Deferred income taxes	789,297	746,868
Unrealized loss on derivative instruments	11,095	21,235
Regulatory liabilities	747,203	731,587
Regulatory liability for deferred income taxes	975,974	1,011,626
Regulatory liabilities related to power contracts	162,711	174,918
Power contract acquisition adjustment loss	14,146	16,693
Other deferred credits	638,304	682,244
Total other long-term and regulatory liabilities	3,338,730	3,385,171
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$14,098,861	$13,690,789

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2015	200	$—	$3,308,957	$249,534	$(27,266)	$3,531,225
Net income (loss)	—	—	—	312,899	—	312,899
Common stock dividend paid	—	—	—	(148,965)	—	(148,965)
Other comprehensive income (loss)	—	—	—	—	(6,446)	(6,446)
Balance at December 31, 2016	200	$—	$3,308,957	$413,468	$(33,712)	$3,688,713
Net income (loss)	—	—	—	175,194	—	175,194
Common stock dividend paid	—	—	—	(123,307)	—	(123,307)
Other comprehensive income (loss)	—	—	—	—	9,430	9,430
Balance at December 31, 2017	200	$—	$3,308,957	$465,355	$(24,282)	$3,750,030
Net income (loss)	—	—	—	235,622	—	235,622
Common stock dividend paid	—	—	—	(77,204)	—	(77,204)
Other comprehensive income (loss)	—	—	—	—	(52,920)	(52,920)
Cumulative effect of accounting change(a)	—	$—	$—	$5,230	$—	$5,230
Balance at December 31, 2018	200	$—	$3,308,957	$629,003	$(77,202)	$3,860,758

The accompanying notes are an integral part of the consolidated financial statements.
_______________

(a)	For additional information, see Note 2,"New Accounting Pronouncements" to the consolidated financial statements included in Item 8 of this report.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income (loss)	$235,622	$175,194	$312,899
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	666,432	481,969	439,579
Conservation amortization	111,714	121,216	107,784
Deferred income taxes and tax credits, net	19,457	254,524	139,640
Net unrealized (gain) loss on derivative instruments	(41,662)	30,650	(88,704)
AFUDC–equity	(17,191)	(15,027)	(12,576)
Production tax credits	(83,976)	(53,331)	—
Other non-cash	15,339	17,568	16,812
Funding of pension liability	(18,000)	(18,000)	(24,000)
Regulatory assets and liabilities	(71,348)	(88,875)	(153,643)
Other long-term assets and liabilities	2,695	(27,411)	16,435
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	17,659	132	(21,763)
Materials and supplies	(9,177)	(625)	(28,134)
Fuel and natural gas inventory	(3,443)	8,266	473
Prepayments and other	(3,679)	21,050	(25,927)
Purchased gas adjustment	(25,972)	18,836	(15,374)
Accounts payable	117,270	26,396	32,465
Taxes payable	164	6,520	(3,426)
Other	(7,723)	13,079	36,750
Net cash provided by (used in) operating activities	904,181	972,131	729,290
Investing activities:
Construction expenditures (excluding equity AFUDC)	(1,072,670)	(1,040,135)	(706,444)
Other	2,097	(195)	(1,921)
Net cash provided by (used in) investing activities	(1,070,573)	(1,040,330)	(708,365)
Financing activities:
Change in short-term debt, net	49,834	83,700	86,759
Dividends paid	(77,204)	(123,307)	(148,965)
Proceeds from long-term debt and bonds issued	804,050	90,120	12,481
Redemption of bonds and notes	(600,000)	—	—
Other	8,513	13,151	19,653
Net cash provided by (used in) financing activities	185,193	63,664	(30,072)
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,801	(4,535)	(9,147)
Cash, cash equivalents, and restricted cash at beginning of period	36,761	41,296	50,443
Cash, cash equivalents, and restricted cash at end of period	$55,562	$36,761	$41,296
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$322,476	$326,798	$329,603
Cash payments (refunds) for income taxes	8,303	1,649	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$97,673	$92,959	$76,813
Reclassification of Colstrip from utility plant to a regulatory asset	$(3,086)	$(49,177)	$176,804
Reclassification of hydro treasury grants to a regulatory liability	—	95,935	—

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating revenue:
Electric	$2,455,919	$2,420,663	$2,238,492
Natural gas	850,748	997,759	890,510
Other	39,829	41,854	35,616
Total operating revenue	3,346,496	3,460,276	3,164,618
Operating expenses:
Energy costs:
Purchased electricity	638,775	590,030	531,596
Electric generation fuel	204,174	206,275	215,331
Residential exchange	(77,454)	(75,933)	(69,824)
Purchased natural gas	296,699	360,009	313,954
Unrealized (gain) loss on derivative instruments, net	(41,662)	30,790	(83,795)
Utility operations and maintenance	602,638	592,277	572,933
Non-utility expense and other	51,549	52,389	37,859
Depreciation and amortization	666,324	481,955	439,579
Conservation amortization	111,714	121,216	107,784
Taxes other than income taxes	336,603	360,673	328,649
Total operating expenses	2,789,360	2,719,681	2,394,066
Operating income (loss)	557,136	740,595	770,552
Other income (deductions):
Other income	39,847	34,867	29,978
Other expense	(11,201)	(14,104)	(10,923)
Interest charges:
AFUDC	13,695	10,826	9,304
Interest expense	(231,615)	(240,144)	(242,983)
Income (loss) before income taxes	367,862	532,040	555,928
Income tax (benefit) expense	50,700	211,986	175,347
Net income (loss)	$317,162	$320,054	$380,581

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$317,162	$320,054	$380,581
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(9,844), $9,848 and $2,004, respectively	(37,030)	18,288	3,722
Amortization of treasury interest rate swaps to earnings, net of tax of $102, $171 and $171, respectively	385	317	317
Reclassification of stranded taxes to retained earnings due to tax reform	(27,333)	—	—
Other comprehensive income (loss)	(63,978)	18,605	4,039
Comprehensive income (loss)	$253,184	$338,659	$384,620

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2018	2017
Utility plant (at original cost, including construction work in progress of $550,466 and $495,937, respectively):
Electric plant	$10,587,231	$10,232,771
Natural gas plant	4,164,489	3,882,733
Common plant	1,052,544	843,145
Less: Accumulated depreciation and amortization	(5,495,348)	(5,131,966)
Net utility plant	10,308,916	9,826,683
Other property and investments:
Other property and investments	76,986	76,350
Total other property and investments	76,986	76,350
Current assets:
Cash and cash equivalents	35,452	25,864
Restricted cash	18,041	10,145
Accounts receivable, net of allowance for doubtful accounts of $8,408 and $8,901, respectively	346,251	343,546
Unbilled revenue	205,285	222,186
Purchased gas adjustment receivable	9,921	—
Materials and supplies, at average cost	116,180	107,003
Fuel and natural gas inventory, at average cost	52,028	48,585
Unrealized gain on derivative instruments	46,507	22,247
Prepaid expenses and other	25,674	21,996
Total current assets	855,339	801,572
Other long-term and regulatory assets:
Power cost adjustment mechanism	4,735	4,576
Other regulatory assets	773,552	948,540
Unrealized gain on derivative instruments	2,512	2,158
Other	75,483	71,827
Total other long-term and regulatory assets	856,282	1,027,101
Total assets	$12,097,523	$11,731,706

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	December 31,
	2018	2017
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,275,105	3,275,105
Retained earnings	622,844	452,066
Accumulated other comprehensive income (loss), net of tax	(190,884)	(126,906)
Total common shareholder’s equity	3,707,924	3,601,124
Long-term debt:
First mortgage bonds and senior notes	3,764,417	3,164,412
Pollution control bonds	161,860	161,860
Junior subordinated notes	—	250,000
Debt discount, issuance costs and other	(31,417)	(26,361)
Total long-term debt	3,894,860	3,549,911
Total capitalization	7,602,784	7,151,035
Current liabilities:
Accounts payable	480,195	359,585
Short-term debt	379,297	329,463
Current maturities of long-term debt	—	200,000
Purchased gas adjustment payable	—	16,051
Accrued expenses:
Taxes	117,993	117,063
Salaries and wages	50,785	53,220
Interest	43,951	47,837
Unrealized loss on derivative instruments	46,661	64,859
Other	79,312	80,206
Total current liabilities	1,198,194	1,268,284
Other Long-term and regulatory liabilities:
Deferred income taxes	926,403	869,473
Unrealized loss on derivative instruments	11,095	21,235
Regulatory liabilities	745,880	730,273
Regulatory liability for deferred income taxes	976,582	1,012,260
Other deferred credits	636,585	679,146
Total other long-term and regulatory liabilities	3,296,545	3,312,387
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$12,097,523	$11,731,706

The accompanying notes are an integral part of the consolidated financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Total Equity
Balance at December 31, 2015	$85,903,791	$859	$3,275,105	$236,578	$(149,550)	$3,362,992
Net income (loss)	—	—	—	380,581	—	380,581
Common stock dividend paid	—	—	—	(257,364)	—	(257,364)
Other comprehensive income (loss)	—	—	—	—	4,039	4,039
Balance at December 31, 2016	$85,903,791	$859	$3,275,105	$359,795	$(145,511)	$3,490,248
Net income (loss)	—	—	—	320,054	—	320,054
Common stock dividend paid	—	—	—	(227,783)	—	(227,783)
Other comprehensive income (loss)	—	—	—	—	18,605	18,605
Balance at December 31, 2017	$85,903,791	$859	$3,275,105	$452,066	$(126,906)	$3,601,124
Net income (loss)	—	—	—	317,162	—	317,162
Common stock dividend paid	—	—	—	(173,716)	—	(173,716)
Other comprehensive income (loss)	—	—	—	—	(63,978)	(63,978)
Cumulative effect of accounting change(a)	—	$—	$—	$27,332	$—	$27,332
Balance at December 31, 2018	$85,903,791	$859	$3,275,105	$622,844	$(190,884)	$3,707,924

The accompanying notes are an integral part of the consolidated financial statements.
_______________

(a)	For additional information, see Note 2,"New Accounting Pronouncements" to the consolidated financial statements included in Item 8 of this report.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income (loss)	$317,162	$320,054	$380,581
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	666,324	481,955	439,579
Conservation amortization	111,714	121,216	107,784
Deferred income taxes and tax credits, net	30,995	210,842	174,776
Net unrealized (gain) loss on derivative instruments	(41,662)	30,790	(83,795)
AFUDC–equity	(17,191)	(15,027)	(12,576)
Production tax credits	(83,976)	(53,331)	—
Other non-cash	4,428	6,445	5,672
Funding of pension liability	(18,000)	(18,000)	(24,000)
Regulatory assets and liabilities	(71,348)	(88,875)	(152,786)
Other long-term assets and liabilities	16,917	(14,547)	30,235
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	12,626	13,285	(37,385)
Materials and supplies	(9,177)	(625)	(28,134)
Fuel and natural gas inventory	(3,443)	8,266	473
Prepayments and other	(3,679)	21,050	(25,927)
Purchased gas adjustment	(25,972)	18,836	(15,374)
Accounts payable	117,397	26,396	32,465
Taxes payable	930	5,635	(3,426)
Other	(8,141)	12,438	30,754
Net cash provided by (used in) operating activities	995,904	1,086,803	818,916
Investing activities:
Construction expenditures (excluding equity AFUDC)	(1,010,506)	(963,652)	(681,112)
Other	2,097	241	4,156
Net cash provided by (used in) investing activities	(1,008,409)	(963,411)	(676,956)
Financing activities:
Change in short-term debt, net	49,834	83,700	86,759
Dividends paid	(173,716)	(227,783)	(257,364)
Proceeds from long-term debt and bonds issued	594,750	—	—
Redemption of bonds and notes	(450,000)	—	—
Other	9,121	15,801	19,739
Net cash provided by (used in) financing activities	29,989	(128,282)	(150,866)
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,484	(4,890)	(8,906)
Cash, cash equivalents, and restricted cash at beginning of period	36,009	40,899	49,805
Cash, cash equivalents, and restricted cash at end of period	$53,493	$36,009	$40,899
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$221,155	$224,423	$227,668
Cash payments (refunds) for income taxes	18,124	3,058	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$97,673	$92,959	$76,813
Reclassification of Colstrip from utility plant to a regulatory asset	$(3,086)	$(49,177)	$176,804
Reclassification of hydro treasury grants to a regulatory liability	—	95,935	—

The accompanying notes are an integral part of the consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation
Puget Energy is an energy services holding company that owns Puget Sound Energy (PSE).  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma liquefied natural gas (LNG) facility, currently under construction. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that are incurred by PSE and allocated to Puget LNG are related party transactions by nature.
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

Depreciation and Amortization
The Company provides for depreciation and amortization on a straight-line basis.  Amortization is recorded for intangibles such as regulatory assets and liabilities, computer software and franchises.   The annual depreciation provision stated as a percent of a depreciable electric utility plant was 3.3%, 2.8%, and 2.8% in 2018, 2017 and 2016, respectively; depreciable natural gas utility plant was 2.8%, 3.4%, and 3.4% in 2018, 2017 and 2016, respectively; and depreciable common utility plant was 7.1%, 8.3% and 9.7% in 2018, 2017 and 2016, respectively.  The cost of removal is collected from PSE’s customers through depreciation expense and any excess is recorded as a regulatory liability.

Goodwill
In 2009, Puget Holdings completed its merger with Puget Energy.  Puget Energy re-measured the carrying amount of all its assets and liabilities to fair value, which resulted in recognition of approximately $1.7 billion in goodwill.  The goodwill recorded by Puget Energy represents the potential long-term return to the Company’s investors. ASC 350, “Intangibles - Goodwill and Other” (ASC 350), requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  These events or circumstances could include a significant change in the Company’s business or regulatory outlook, legal factors, a sale or disposition of a significant portion of a reporting unit or significant changes in the financial markets which could influence the Company’s access to capital and interest rates.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units and the determination of the fair value of the reporting units.  Management has determined Puget Energy has only one reporting unit.
In testing goodwill and other indefinite-lived intangible assets for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If, after assessing the totality of events or circumstances during a qualitative assessment, management determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity shall perform a quantitative test to determine impairment.  This requires a comparison of the fair value of our reporting unit to its carrying value.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
In 2018, the Company elected to perform the qualitative assessment to determine if it was more-likely-than-not that the fair value of Puget Energy’s reporting unit was below carrying value. This qualitative assessment included the review of several qualitative factors, including the value of Puget Energy’s reporting unit from the previous quantitative tests and the excess of fair value over carrying value from these tests, macroeconomic conditions, industry and market considerations, the projected financial performance of Puget Energy’s reporting unit, as well as other factors. Based on our assessment, the Company concluded that it was more-likely-than-not that the fair value of Puget Energy’s reporting unit exceeded its carrying value and, therefore, did not result in an impairment as of October 1, 2018. There were no known events or circumstances from the date of the assessment through December 31, 2018 that would impact management’s conclusion.
The Company elected to perform a quantitative impairment assessment in 2017 as of the October 1, 2017, measurement date.  The fair value of Puget Energy’s reporting unit was estimated using a combination of the discounted cash flow and market approach.  The discounted cash flow approach requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of long-term rate of growth for Puget Energy business, estimation of the useful life over which cash flows will occur, the selection of utility holding companies determined to be comparable to Puget Energy and determination of an appropriate weighted-average cost of capital or discount rate.  The market approach estimates the fair value of the business based on market prices of stocks of comparable companies engaged in the same or similar lines of business.  In addition, indications of market value are estimated by deriving multiples of equity or invested capital to various measures of revenue, earnings or cash flow.  Changes in these estimates and/or assumptions could materially affect the determination of fair value and goodwill impairment of the reporting unit.  Based on the test performed, management determined that there was no indication of impairment of Puget Energy’s goodwill as of October 1, 2017.  There were no known events or circumstances from the date of the assessment through December 31, 2017, that would impact management’s conclusion.

Tacoma LNG Facility
The Tacoma LNG facility is intended to provide peak-shaving services to PSE’s natural gas customers. By storing surplus natural gas, PSE is able to meet the requirements of peak consumption. LNG will also provide fuel to transportation customers, particularly in the marine market. On January 24, 2018, the Puget Sound Clean Air Agency determined a Supplemental Environmental Impact Statement is necessary in order to rule on the air quality permit for the facility. As a result of requiring an

SEIS, the Company's construction schedule may be impacted depending on the Puget Sound Clean Air Agency's timing and decision on the air quality permit.
If delayed, the construction schedule and costs may be adversely impacted. Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $165.6 million of construction work in progress and $2.0 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of December 31, 2018. Additionally, $130.8 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item, as PSE is a regulated entity.

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

Fuel and Natural Gas Inventory
Fuel and natural gas inventory is used in the generation of electricity and for future sales to the Company’s natural gas customers.  Fuel inventory consists of coal, diesel and natural gas used for generation.  Natural gas inventory consists of natural gas and LNG held in storage for future sales.  The Company records these items at the lower of cost or net realizable value method.

Regulatory Assets and Liabilities
PSE accounts for its regulated operations in accordance with ASC 980, “Regulated Operations” (ASC 980).  ASC 980 requires PSE to defer certain costs or losses that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs.  It similarly requires deferral of revenues or gains that are expected to be returned to customers in the future.  Accounting under ASC 980 is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers.  In most cases, PSE classifies regulatory assets and liabilities as long-term when amortization periods extend longer than one year.  For further details regarding regulatory assets and liabilities, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.
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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $239.3 million, $257.1 million and $235.3 million for 2018, 2017 and 2016, respectively. The Company reports the collection of such taxes on a gross basis in operation revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.
PSE's electric and natural gas operations contain a revenue decoupling mechanism under which PSE's actual energy delivery revenues related to electric transmission and distribution, natural gas operations and general administrative costs are compared with authorized revenues allowed under the mechanism. The mechanism mitigates volatility in revenue and gross margin erosion due to weather and energy efficiency. Any differences in revenue are deferred to a regulatory asset for under recovery or regulatory liability for over recovery under alternative revenue recognition standard. Revenue is recognized under this program when deemed collectible within 24 months based on alternative revenue recognition guidance. Decoupled rate increases are effective May 1 of each year subject to a 3.0% cap of total revenue for decoupled rate schedules. Any excess revenue above 3.0% will be included in the following year's decoupled rate. The Company will be able to recognize revenue below the 3.0% cap of total revenue for decoupled rate schedules. For revenue deferrals exceeding the annual 3.0% rate cap of total revenue for decoupled rate schedules, the Company will assess the excess amount to determine its ability to be collected within 24 months. On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 general rate case (GRC) to extend the decoupling mechanism with some changes to the methodology that took effect on December 19, 2017. The rate test which limits the amount of revenues PSE can collect in its annual filings increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The Company will not record any decoupling revenue that is expected to take longer than 24 months to collect following the end of the annual period in which the revenues would have otherwise been recognized. Once determined to be collectible within 24 months, any previously non-recognized amounts will be recognized. Revenues associated with energy costs under the power cost adjustment (PCA) mechanism and purchased gas adjustment (PGA) mechanism are excluded from the decoupling mechanism.

Allowance for Doubtful Accounts
Allowance for doubtful accounts are provided for electric and natural gas customer accounts based upon a historical experience rate of write-offs of energy accounts receivable along with information on future economic outlook.  The allowance account is adjusted monthly for this experience rate.   The allowance account is maintained until either receipt of payment or the likelihood of collection is considered remote at which time the allowance account and corresponding receivable balance are written off. The Company’s balance for allowance for doubtful accounts at December 31, 2018 and 2017 was $8.4 million and $8.9 million, respectively.

Self-Insurance
PSE is self-insured for storm damage and certain environmental contamination associated with current operations occurring on PSE-owned property.  In addition, PSE is required to meet a deductible for a portion of the risk associated with comprehensive liability, workers’ compensation claims and catastrophic property losses other than those which are storm related.  Under the December 5, 2017 Washington Commission order regarding PSE’s GRC, the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018.  Additionally, costs may only be deferred if the outage meets the Institute of Electrical and Electronics Engineers (IEEE) outage criteria for system average interruption duration index.

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

Production Tax Credit
Production Tax Credits (PTCs) represent federal income tax incentives available to taxpayers that generate energy from qualifying renewable sources during the first ten years of operation. From a regulatory perspective, the tax savings from these credits were intended to be refunded by PSE to its customers when monetized, used on the income tax return, through its revenue requirement as initially approved by the Washington Commission. As the Company has not generated taxable income and these credits have not been monetized, they have not been refunded to customers. Amounts to be refunded have been recorded as a liability with an offsetting reduction to revenue as it was intended to be refunded through the revenue requirement. A deferred tax asset and reduction to deferred tax expense were also recorded for PTCs not yet monetized. These entries resulted in no net income impact. In connection with the GRC settlement in 2017, the Washington Commission authorized the Company to utilize the tax savings associated with the monetization of the PTCs to fund the following: (i) Colstrip Community Transition Fund, (ii) unrecovered Colstrip plant and (iii) incurred decommissioning and remediation costs for Colstrip. As PTCs will no longer be refunded to customers through the revenue requirement, a non-cash increase to revenue and deferred tax expense will be recorded as the PTCs are monetized. These entries will result in no net income impact. At December 31, 2017 and 2018, $2.1 million and $84.0 million of PTCs are estimated to be monetized through tax filings.

Accounting for Derivatives
ASC 815 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value unless the contracts qualify for an exception.  PSE enters into derivative contracts to manage its energy resource portfolio and interest rate exposure including forward physical and financial contracts and swaps.  Some of PSE’s physical electric supply contracts qualify for the normal purchase normal sale (NPNS) exception to derivative accounting rules.  PSE may enter into financial fixed price contracts to economically hedge the variability of certain index-based contracts.  Those contracts that do not meet the NPNS exception are marked-to-market to current earnings in the statements of income, subject to deferral under ASC 980, for natural gas related derivatives due to the PGA mechanism. For additional information, see Note 10, "Accounting for Derivative Instruments and Hedging Activities" to the consolidated financial statements included in Item 8 of this report.

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
The Company values derivative instruments based on daily quoted prices from an independent external pricing service.  When external quoted market prices are not available for derivative contracts, the Company uses a valuation model that uses volatility assumptions relating to future energy prices based on specific energy markets and utilizes externally available forward market price curves.  All derivative instruments are sensitive to market price fluctuations that can occur on a daily basis.  For additional information, see Note 11, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.

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
These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company adopted ASU 2017-07 during the first quarter of fiscal year 2018 by applying the amendments related to the presentation of the service cost component and other components of net periodic pension cost retrospectively. For additional information, see Note 13, "Retirement Benefits" to the consolidated financial statements included in Item 8 of this report.

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
The following tables provide a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows:

Puget Energy	Twelve Months Ended December 31,
(Dollars in Thousands)	2018	2017
Cash and cash equivalents	$37,521	$26,616
Restricted cash	18,041	10,145
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$55,562	$36,761

Puget Sound Energy	Twelve Months Ended December 31,
(Dollars in Thousands)	2018	2017
Cash and cash equivalents	$35,452	$25,864
Restricted cash	18,041	10,145
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$53,493	$36,009

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
The Company implemented the standard as of January 1, 2018, using the modified retrospective method of adoption. As a result of implementation of this standard, the Company made no cumulative adjustments to revenue for contracts with customers open as of January 1, 2018. For the Twelve Months Ended December 31, the Company's revenue was 89.3% comprised of contracts with retail customers from rate-regulated sales of electricity and natural gas where revenue is recognized over time as delivered. Pursuant to the new standard, the Company has added enhanced quantitative and qualitative disclosures for revenue from contracts with customers and revenue outside the scope of the standard, in Note 3, "Revenue" to the consolidated financial statements included in Item 8 of this report.

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
The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company will adopt this update prospectively beginning 2019 by evaluating future contracts for implementation costs incurred in hosting arrangements. The financial impact of this update has not yet been determined.

Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating potential impacts of these amendments to Note 11, "Fair Value Measurements" to the consolidated financial statements.

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
The amendments in this update are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The Company is in the process of evaluating potential impacts of these amendments to Note 13, "Retirement Benefits" to the consolidated financial statements.

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
In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842". In connection with the FASB’s transition support efforts, the amendments in this update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 upon adoption. Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose. The Company plans to elect this practical expedient, and will evaluate new and modified land easements prospectively, beginning January 1, 2019.
In July 2018, the FASB issued both ASU 2018-10 and ASU 2018-11, "Leases (Topic 842): Codification Improvements" and "Leases (Topic 842): Targeted Improvements". These ASUs provide entities with both clarification on existing guidance issued in ASU 2016-02, as well as an additional transition method to adopt the new leasing standard. Under the new transition method, the entity initially applies the new standard at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements will continue to be in accordance with Topic 840. The Company has elected to adopt the standard using this new modified transition method.
In preparation for adoption of the standard, the Company assembled a project team that met bi-weekly to make key accounting assessments and perform pre-implementation controls related to the scoping and completeness of existing leases. Additionally, the Company implemented a new leasing system, and drafted accounting policies including discount rate, variable pricing, power purchase agreements, and election of practical expedients. In addition to the land easement practical expedient, the Company has elected the practical expedient package. The Company is continuing to evaluate discount rate assumptions using the portfolio approach.
These amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2016-02 as of January 1, 2019 and expects the adoption of the standard will result in recognition of right-of-use asset and lease liability financial statement line items that have not previously been recorded and will be material to the consolidated balance sheets. Adoption of the standard will not have a material impact on the income statement.

(3)  Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Twelve Months Ended December 31,
Revenue from contracts with customers:	2018
Electric retail	$2,138,008
Natural gas retail	849,898
Other	234,187
Total revenue from contracts with customers	3,222,093
Alternative revenue programs	(22,852)
Other non-customer revenue	147,255
Total operating revenue	$3,346,496

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

Electric Transmission and Natural Gas Transportation
Transmission and transportation tariff contracts include the performance obligation to transmit and transport electricity or natural gas. Transfer of control and recognition of revenue occurs over time as the customer simultaneously receives the transmission and transportation services. Measurement of satisfaction of this performance obligation is determined using the output method. Similar to retail revenue, the Company utilizes the right to invoice practical expedient as PSE’s right to consideration is tied directly to the value of power and natural gas transmitted and transported each month. The price is based on the tariff rates that were approved by the Washington Commission or the FERC and, therefore, corresponds directly to the value to the customer for performance completed to date.

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

(4)  Regulation and Rates

Regulatory Assets and Liabilities
Regulatory accounting allows PSE to defer certain costs that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs.  It similarly requires deferral of revenues or gains that are expected to be returned to customers in the future.

The net regulatory assets and liabilities at December 31, 2018 and 2017, included the following:

Puget Sound Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2018		2017
Storm damage costs electric	4 to 6 years		118,331		128,508
Chelan PUD contract initiation	12.8 years		90,964		98,052
Environmental remediation	(a)		76,345		81,550
Lower Snake River	18.4 years		67,021		70,975
Decoupling deferrals and interest	Less than 2 years		65,779		98,769
Baker Dam licensing operating and maintenance costs	N/A		55,607		54,817
Deferred Washington Commission AFUDC	10 years		52,029		50,301
Property tax tracker	Less than 2 years		45,621		36,517
Unamortized loss on reacquired debt	1 to 28 years		42,378		39,674
Colstrip 1 & 2 Regulatory Asset	N/A		37,674		127,627
Energy conservation costs	(a)		30,701		35,538
Generation plant major maintenance, excluding Colstrip	4 to 10 years		15,027		17,216
PGA deferral of unrealized losses on derivative instruments	N/A		14,739		26,030
White River relicensing and other costs	3 years		12,966		19,502
Mint Farm ownership and operating costs	6.3 years		12,319		14,319
PGA receivable	1 year		9,922		—
Snoqualmie licensing operating and maintenance costs	N/A		7,407		7,341
Colstrip major maintenance	0.5 years		6,841		8,723
PCA mechanism	N/A		4,735		4,576
Colstrip common property	6.4 years		3,903		4,618
Ferndale	0.8 years		3,316		7,295
Electron unrecovered loss	Less than 1 year		—		3,786
Various other regulatory assets	(a)		14,583		17,382
Total PSE regulatory assets			788,208		953,116
Deferred income taxes(d)	N/A		(976,582)		(1,012,260)
Cost of removal	(b)		(424,727)		(389,579)
Treasury grants	20 years		(168,884)		(205,775)
Production tax credits	(c)		(93,616)		(93,616)
Accumulated provision for rate refunds	N/A		(34,579)		—
Decoupling ROR excess earnings		—		(18,400)
Decoupling deferrals and interest		(13,758)		(7,896)
Total decoupling liability	Less than 2 years		(13,758)		(26,296)
Summit purchase option buy-out	1.8 years		(2,888)		(4,463)
PGA payable	1 year		—		(16,051)
Various other regulatory liabilities	(a)		(7,428)		(10,544)
Total PSE regulatory liabilities			(1,722,462)		(1,758,584)
PSE net regulatory assets (liabilities)			$(934,254)		$(805,468)
_______________

(a)	Amortization periods vary depending on timing of underlying transactions.

(b)	The balance is dependent upon the cost of removal of underlying assets and the life of utility plant.

(c)	Amortization will begin once PTCs are utilized by PSE on its tax return.

(d)	For additional information, see Note 14,"Income Taxes" to the consolidated financial statements included in Item 8 of this report.

Puget Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2018	2017
Total PSE regulatory assets	(a)	$788,208	$953,116
Puget Energy acquisition adjustments:
Regulatory assets related to power contracts	1 to 20 years	16,693	19,454
Various other regulatory assets	Varies	—	(8)
Total Puget Energy regulatory assets		804,901	972,562
Total PSE regulatory liabilities	(a)	(1,722,462)	(1,758,584)
Puget Energy acquisition adjustments:
Deferred income taxes		608	634
Regulatory liabilities related to power contracts	1 to 35 years	(162,711)	(174,918)
Various other regulatory liabilities	Varies	(1,323)	(1,314)
Total Puget Energy regulatory liabilities		(1,885,888)	(1,934,182)
Puget Energy net regulatory asset (liabilities)		$(1,080,987)	$(961,620)
_______________

(a)	Puget Energy’s regulatory assets and liabilities include purchase accounting adjustments under ASC 805.

If the Company determines that it no longer meets the criteria for continued application of ASC 980, the Company would be required to write-off its regulatory assets and liabilities related to those operations not meeting ASC 980 requirements. Discontinuation of ASC 980 could have a material impact on the Company's financial statements.
In accordance with guidance provided by ASC 410, “Asset Retirement and Environmental Obligations (ARO),” PSE reclassified from accumulated depreciation to a regulatory liability $424.7 million and $389.6 million in 2018 and 2017, respectively, for the cost of removal of utility plant.  These amounts are collected from PSE’s customers through depreciation rates.

Expedited Rate Filing Rate Adjustment
On November 7, 2018, PSE filed an expedited rate filing (ERF) with the Washington Commission. The filing is a request to change rates associated with PSE’s delivery and fixed production costs. It does not include variable power costs, purchased gas costs or natural gas pipeline replacement program costs, which are recovered in separate mechanisms. The filing is based on historical test year costs and rate base, and follows the reporting requirements of a Commission Basis Report, as defined by the Washington Administrative Code, but is filed using end of period rate base and certain annualizing adjustments. It does not include any forward-looking or pro-forma adjustments. Included in the filing is a reduction to the overall authorized rate of return from 7.6% to 7.49% to recognize a reduction in debt costs associated with recent debt activity. PSE requested an overall increase in electric rates of $18.9 million annually, which is a 0.9% increase, and an overall increase in natural gas rates of $21.7 million annually, which is a 2.7% increase.
On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms that resolve all issues in the filing. The settlement agreement was filed on January 30, 2019. The major points covered by the agreement are as follows. The agreed upon rate increases in the settlement are $21.5 million on natural gas and no rate increase on electric which would become effective March 1, 2019. Items that were not specifically identified in the settlement are deemed to offset these ARAM amounts to arrive at the settlement rate changes.
The settlement agreement in PSE’s pending expedited rate change filing provides for the pass back beginning March 1, 2018 of the turnaround of plant related excess deferred income taxes on the average rate assumption method (ARAM) that resulted from the Tax Cuts and Jobs Act based on 2018 amounts in the amount of $6.1 million for natural gas and $25.9 million for electric. The settlement agreement leaves the determination for the regulatory treatment of the remaining items related to the TCJA to PSE’s next GRC:

1)	excess deferred taxes for non-plant- related book/tax differences,

2)
the deferred balance associated with the over-collection of income tax expense for the period January 1 through April 30, 2018 (the time period that encompasses the effective date of the TCJA through May 1, 2018, the requested effective date of the rate change); and

3)	the turnaround of plant related excess deferred income taxes using the ARAM method for the period from January 2018 through February 2019, the rate effective date for the ERF.

The agreement provides that PSE may defer the depreciation expense associated with PSE’s ongoing investment in its advanced metering infrastructure (AMI) investment and to defer the return on the AMI investment that was included in the test year of the filing. The agreement preserves the parties rights to argue that both deferrals should be or should not be recovered in the Company’s next GRC. The rate of return adopted in the settlement is the 7.49% included in the filing. The Washington Commission has suspended the procedural calendar in the proceeding and indicated it will not require a settlement hearing and will make their decision on whether or not to approve the settlement on the paper record in the filing. A ruling by the Washington Commission is expected in enough time to implement rates on March 1, 2019.

Washington Commission Tax Deferral Filing
The Tax Cuts and Jobs Act (TCJA) was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017 requesting deferred accounting treatment for the impacts of tax reform.  The requested deferral accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35.0% to 21.0%. The overall impact of the rate change, based on the annual period from May 2018 through April 2019, is a revenue decrease of $72.9 million, or 3.4% for electric and $23.6 million, or 2.7% for natural gas.
The March 30, 2018, rate change filing did not address excess deferred taxes or the deferred balance associated with the over-collection of income tax expense of $34.6 million for the period January 1 through April 30, 2018 (the time period that encompasses the effective date of the TCJA through May 1, 2018, the effective date of the rate change). The $34.6 million tax over-collection decreased PSE's revenue and increased the regulatory liability for a refund to customers.
As a result of the ERF settlement, the excess deferred taxes associated with non-plant-related book/tax differences, the deferred balance associated with the over-collection of income tax expense and the treatment of the excess deferred taxes associated with plant related book/tax differences from January 1, 2018 through February 28, 2019 will be addressed in PSE’s accounting petition in its next GRC.

General Rate Case Filing
In January 2017, PSE filed its GRC with the Washington Commission. The GRC filing included a required plan to address Colstrip Units 1 and 2 closures, requested that electric energy supply fixed costs be included in PSE's decoupling mechanism, and contained requests for two new mechanisms to address regulatory lag. The Washington Commission entered a final order accepting the multi-party settlement agreement and determined the contested issues in the case on December 5, 2017, and new rates became effective December 19, 2017. The settlement agreement provided for a weighted cost of capital of 7.6%, or 6.55% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.5%. The settlement also resulted in a combined electric tariff change that resulted in a net increase of $20.2 million, or 0.9%, annually, and a combined natural gas tariff change that resulted in a net decrease of $35.5 million, or 3.8%, annually.
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
On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 GRC to extend the decoupling mechanism with several changes to the methodology that took effect on December 19, 2017. Electric and natural gas delivery revenues continue to be recovered on a per customer basis and electric fixed production energy costs are now decoupled and recovered on the basis of a fixed monthly amount. The allowed decoupling revenue for electric and natural gas customers will no longer increase annually each January 1 as occurred prior to December 19, 2017. Approved revenue per customer costs can only be changed in a GRC or ERF. Approved electric fixed production energy costs can also be changed in a power cost only rate case (PCORC). Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate test, which limits the amount of revenues PSE can collect in its annual filings, increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism will be reviewed again in PSE’s first rate case filed in or after 2021, or in a separate proceeding, if appropriate. PSE’s decoupling mechanism over- and under- collections will still be collectible or refundable after this effective date even if the decoupling mechanism is not extended.
On December 31, 2018, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $0.8 million of electric deferred revenue will not be collected within 24 months of the annual period; therefore, an adjustment was booked to 2018 decoupling revenue. The previously unrecognized decoupling deferrals of $20.8 million at December 31, 2016, were recognized as decoupling revenue in the year ended December 31, 2017.

Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. In 2018 and 2017, PSE incurred $25.4 million and $30.4 million, respectively, in storm-related electric transmission and distribution system restoration costs, of which $15.1 million was deferred in 2018 and $21.6 million was deferred in 2017 to a regulatory asset. Under the December 5, 2017 Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

Environmental Remediation
The Company is subject to environmental laws and regulations by the federal, state and local authorities and is required to undertake certain environmental investigative and remedial efforts as a result of these laws and regulations.  The Company has been named by the Environmental Protection Agency (EPA), the Washington State Department of Ecology and/or other third parties as potentially responsible at several contaminated sites and manufactured gas plant sites.  In accordance with the guidance of ASC 450, “Contingencies,” the Company reviews its estimated future obligations and will record adjustments, if any, on a quarterly basis.  Management believes it is probable and reasonably estimable that the impact of the potential outcomes of disputes with certain property owners and other potentially responsible parties will result in environmental remediation costs of $42.7 million for natural gas and $8.8 million for electric.  The Company believes a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties or from customers under a Washington Commission order.  The Company is also subject to cost-sharing agreements with third parties regarding environmental remediation projects in Seattle, Washington and Bellingham, Washington. The Company has taken the lead for both projects, and as of December 31, 2018, the Company’s share of future remediation costs is estimated to be approximately $32.2 million. The Company's deferred electric environmental costs are $14.1 million and $17.6 million at December 31, 2018 and 2017, respectively, net of insurance proceeds. The Company's deferred natural gas environmental costs are $62.2 million and $63.9 million at December 31, 2018 and 2017, respectively, net of insurance proceeds. In the GRC which became effective December 19, 2017, the Company had its third party recoveries and remediation costs incurred as of September 30, 2016, net of a portion of insurance, approved for amortization and inclusion in rates.

(5)  Dividend Payment Restrictions

The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At December 31, 2018, approximately $783.0 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 47.6% at December 31, 2018, and the EBITDA to interest expense was 5.6 to 1.0 for the twelve months ended December 31, 2018.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.7 to 1.0 for the twelve months ended December 31, 2018.
At December 31, 2018, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

(6)  Utility Plant

The following table presents electric, natural gas and common utility plant classified by account:

		Puget Energy		Puget Sound Energy
Utility Plant	Estimated Useful Life	At December 31,		At December 31,
(Dollars in Thousands)	(Years)	2018	2017	2018	2017
Distribution plant	20-65	$6,122,739	$5,670,351	$7,722,024	$7,289,998
Production plant	12-90	3,099,805	3,068,135	3,974,250	3,954,057
Transmission plant	43-75	1,442,854	1,361,495	1,550,950	1,471,337
General plant	5-75	682,976	586,226	718,105	628,179
Intangible plant (including capitalized software)	NA	662,328	447,568	652,942	438,185
Plant acquisition adjustment	NA	242,826	242,826	282,792	282,792
Underground storage	25-60	35,404	31,815	48,874	45,288
Liquefied natural gas storage	25-60	12,628	12,628	14,498	14,498
Plant held for future use	NA	39,384	53,428	39,536	53,580
Recoverable Cushion Gas	NA	8,655	8,655	8,655	8,655
Plant not classified	NA	239,857	275,014	239,857	275,014
Capital leases, net of accumulated amortization[1]	NA	1,315	1,129	1,315	1,129
Less: accumulated provision for depreciation		(2,832,321)	(2,428,524)	(5,495,348)	(5,131,966)
Subtotal		$9,758,450	$9,330,746	$9,758,450	$9,330,746
Construction work in progress	NA	550,466	495,937	550,466	495,937
Net utility plant		$10,308,916	$9,826,683	$10,308,916	$9,826,683
_______________

[1]	At December 31, 2018 and 2017, accumulated amortization of capital leases at Puget Energy and PSE was $1.3 million and $0.7 million, respectively.

Jointly owned generating plant service costs are included in utility plant service cost at the Company's ownership share.  The Company provides financing for its ownership interest in the jointly owned utility plants. The following tables indicate the Company’s percentage ownership and the extent of the Company’s investment in jointly owned generating plants in service at December 31, 2018.  These amounts are also included in the Utility Plant table above. The Company's share of fuel costs and operating expenses for plant in service are included in the corresponding accounts in the Consolidated Statements of Income.

Puget Energy
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Construction Work in Progress	Accumulated Depreciation
Colstrip Units 1 & 2	Coal	50.0%	$239,341	$—	$(62,420)
Colstrip Units 3 & 4	Coal	25.0%	318,736	—	(98,641)
Colstrip Units 1 – 4 Common Facilities	Coal	various	83	—	(38)
Frederickson 1	Natural Gas	49.85%	61,790	—	(8,500)
Jackson Prairie	Natural Gas Storage	33.34%	33,831	404	(7,355)
Tacoma LNG	LNG	various	—	296,324	—
_______________

[1]
As of December 31, 2018, PE's ownership share in Colstrip 1 & 2 plant-in-service includes $130.7 million in regulatory assets related to the 2017 GRC update to depreciation rates for the expected shutdown date of July 1, 2022.

Puget Sound Energy
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Construction Work in Progress	Accumulated Depreciation
Colstrip Units 1 & 2[1]	Coal	50.0%	$368,242	$—	$(191,323)
Colstrip Units 3 & 4	Coal	25.0%	578,008	—	(357,914)
Colstrip Units 1 – 4 Common Facilities	Coal	various	252	—	(206)
Frederickson 1	Natural Gas	49.85%	67,858	—	(14,567)
Jackson Prairie	Natural Gas Storage	33.34%	47,975	404	(21,499)
Tacoma LNG	LNG	various	—	130,756	—
_______________

[1]
As of December 31, 2018, PSE's ownership share in Colstrip 1 & 2 plant-in-service includes $130.7 million in regulatory assets related to the 2017 GRC update to depreciation rates for the expected shutdown date of July 1, 2022.

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
For the twelve months ended December 31, 2018 and 2017, the Company reviewed the estimated remediation costs at Colstrip and reduced the Colstrip ARO liability by $11.0 million and $5.5 million for Colstrip Units 1 and 2 and $1.8 million and $12.7 million for Colstrip Units 3 and 4, respectively. The 2018 reductions to the Colstrip ARO liability are primarily based on the plant site remedy report approved by the Montana Department of Environmental Quality. For the twelve months ended December 31,

2018 and 2017, the Company also recorded the Colstrip relief of liability of $4.8 million and $3.8 million, respectively. In addition, the Company recorded Tacoma LNG facility ARO liability of $2.7 million for PSE and $2.2 million for Puget LNG as of December 31, 2017.

 The following table describes the changes to the Company’s ARO for the year ended December 31, 2018:

Puget Energy and Puget Sound Energy	At December 31,
(Dollars in Thousands)	2018	2017
Asset retirement obligation at beginning of the period	$191,176	$200,345
New asset retirement obligation recognized in the period	501	2,881
Relief of liability	(4,750)	(3,841)
Revisions in estimated cash flows	(10,512)	(13,748)
Accretion expense	5,788	5,539
Asset retirement obligation at end of period[1]	$182,203	$191,176
_______________

[1]	Asset retirement obligations include $1.7 million and $2.2 million for Puget LNG held only at PE as of December 31, 2018 and 2017, respectively.

The Company has identified the following obligations, as defined by ASC 410, “ARO,” which were not recognized because the liability for these assets cannot be reasonably estimated at December 31, 2018:

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

(7)  Long-Term Debt

The following table presents outstanding long-term debt principal amounts and due dates as of 2018 and 2017:

(Dollars in Thousands)			At December 31,
Series	Type	Due	2018	2017
Puget Sound Energy:
6.740%	Senior Secured Note[1]	2018	$—	$200,000
5.500%	Promissory Note	2020	2,412	2,412
7.150%	First Mortgage Bond	2025	15,000	15,000
7.200%	First Mortgage Bond	2025	2,000	2,000
7.020%	Senior Secured Note	2027	300,000	300,000
7.000%	Senior Secured Note	2029	100,000	100,000
3.900%	Pollution Control Bond	2031	138,460	138,460
4.000%	Pollution Control Bond	2031	23,400	23,400
5.483%	Senior Secured Note	2035	250,000	250,000
6.724%	Senior Secured Note	2036	250,000	250,000
6.274%	Senior Secured Note	2037	300,000	300,000
5.757%	Senior Secured Note	2039	350,000	350,000
5.795%	Senior Secured Note	2040	325,000	325,000
5.764%	Senior Secured Note	2040	250,000	250,000
4.434%	Senior Secured Note	2041	250,000	250,000
5.638%	Senior Secured Note	2041	300,000	300,000
4.300%	Senior Secured Note	2045	425,000	425,000
4.223%	Senior Secured Note	2048	600,000	—
4.700%	Senior Secured Note	2051	45,000	45,000
6.974%	Junior Subordinated Note	2067	—	250,000
*	Debt discount, issuance cost and other	*	(31,412)	(26,361)
Total PSE long-term debt			3,894,860	3,749,911
Puget Energy:
*	Fair value adjustment of PSE long-term debt	*	(182,372)	(190,895)
*	Revolving Credit Agreement	2022	11,900	102,600
*	Term Loan Agreement	2021	150,000	—
6.500%	Senior Secured Note	2020	450,000	450,000
6.000%	Senior Secured Note	2021	500,000	500,000
5.625%	Senior Secured Note	2022	450,000	450,000
3.650%	Senior Secured Note	2025	400,000	400,000
*	Debt discount, issuance cost and other	*	(1,897)	(3,687)
Total Puget Energy long-term debt			$5,672,491	$5,457,929
_______________

*	Not Applicable.

[1]	6.74% Senior Secured Note in the amount of $200.0 million was classified on the Balance Sheet as a current maturity of long-term debt as of June 15, 2017.

PSE's senior secured notes will cease to be secured by the pledged first mortgage bonds on the date that all of the first mortgage bonds issued and outstanding under the electric or natural gas utility mortgage indenture have been retired.  As of December 31, 2018, the latest maturity date of the first mortgage bonds, other than pledged first mortgage bonds, is December 22, 2025.

Puget Energy Long-Term Debt
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
Substantially all utility properties owned by PSE are subject to the lien of the Company’s electric and natural gas mortgage indentures.  To issue additional first mortgage bonds under these indentures, PSE’s earnings available for interest must exceed certain minimums as defined in the indentures.  At December 31, 2018, the earnings available for interest exceeded the required amount.
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

Long-Term Debt Maturities
The principal amounts of long-term debt maturities for the next five years and thereafter are as follows:

(Dollars in Thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Maturities of:
PSE	$—	$2,412	$—	$—	$—	$3,923,860	$3,926,272
Puget Energy	—	450,000	650,000	461,900	—	400,000	1,961,900
Total long-term debt	$—	$452,412	$650,000	$461,900	$—	$4,323,860	$5,888,172

(8)  Liquidity Facilities and Other Financing Arrangements

As of December 31, 2018 and 2017, PSE had $379.3 million and $329.5 million in short-term debt outstanding, respectively.  Outside of the consolidation of PSE’s short-term debt, Puget Energy had no short-term debt outstanding in either year as borrowings under its credit facility are classified as long-term.  PSE’s weighted-average interest rate on short-term debt, including borrowing rate, commitment fees and the amortization of debt issuance costs, during 2018 and 2017 was 3.4% and 3.5%, respectively.  As of December 31, 2018, PSE and Puget Energy had several committed credit facilities that are described below.

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
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, places limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of December 31, 2018, PSE was in compliance with all applicable covenant ratios.
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
As of December 31, 2018, no amounts were drawn and outstanding under PSE's credit facility. No letters of credit were outstanding and $379.3 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $3.0 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  As of December 31, 2018, there was no outstanding balance under the Note.

Puget Energy
Credit Facility
In October 2017, Puget Energy entered into a new $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, interest rate options, financial covenant, and expansion feature remain substantially the same. The new facility matures in October 2022. As of December 31, 2018, there was $11.9 million drawn and outstanding under the facility. The Puget Energy revolving senior secured credit facility also has an expansion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
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
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of December 31, 2018, Puget Energy was in compliance with all applicable covenants.

(9)  Leases

PSE leases buildings and assets under operating leases. Certain leases contain purchase options, renewal options and escalation provisions.  Payments received for the subleases of properties were immaterial for each of the years ended 2018, 2017 and 2016.

Operating lease expenses net of sublease receipts were:

(Dollars in Thousands)
At December 31,	Operating Lease Expense
Years
2018	$34,093
2017	35,198
2016	31,786

The following table summarizes the Company’s estimated future minimum lease payments for non-cancelable leases net of sublease receipts, through the terms of its existing contracts:

(Dollars in Thousands)	Future Minimum Lease Payments
At December 31,
Years	Operating	Capital
2019	$20,635	$495
2020	20,704	446
2021	20,630	311
2022	20,202	82
2023	19,223	—
Thereafter	132,889	—
Total minimum lease payments	$234,283	$1,334

(10)  Accounting for Derivative Instruments and Hedging Activities

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy	At Year Ended December 31,
(Dollars in Thousands)	Volumes (millions)		Assets[1]		Liabilities²
	2018	2017	2018	2017	2018	2017
Electric portfolio derivatives	*	*	33,287	13,391	27,284	49,050
Natural gas derivatives (MMBtus)[3]	336.6	332.1	15,732	11,014	30,472	37,044
Total derivative contracts			$49,019	$24,405	$57,756	$86,094
Current			$46,507	$22,247	$46,661	$64,859
Long-term			2,512	2,158	11,095	21,235
Total derivative contracts			$49,019	$24,405	$57,756	$86,094
_______________

[1]	Balance sheet classification: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.

[3]
All fair value adjustments on derivatives relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations,” due to the PGA mechanism. The net derivative asset or liability and offsetting regulatory liability or asset are related to contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.

*
Electric portfolio derivatives consist of electric generation fuel of 194.8 million One Million British Thermal Units (MMBtus) and purchased electricity of 6.6 million megawatt hours (MWhs) at December 31, 2018 and 166.8 million MMBtus and 2.9 million MWhs at December 31, 2017.

It is the Company's policy to record all derivative transactions on a gross basis at the contract level without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: WSPP, Inc. (WSPP) agreements, which standardize physical power contracts; International Swaps and Derivatives Association (ISDA) agreements, which standardize financial natural gas and electric contracts; and North American Energy Standards Board (NAESB) agreements, which standardize physical natural gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as the right of set-off in the event of counterparty default. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount. For further details regarding the fair value of derivative instruments, see Note 11, "Fair Value Measurements," to the consolidated financial statements included in Item 8 of this report.

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
At December 31, 2018
(Dollars in Thousands)	Gross Amounts Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$49,019	$—	$49,019	$(25,388)	$—	$23,631
Liabilities:
Energy derivative contracts	57,756	—	57,756	(25,388)	—	32,368

Puget Energy and Puget Sound Energy
At December 31, 2017
(Dollars in Thousands)	Gross Amounts Recognized in the Statement of Financial Position [1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$24,405	$—	$24,405	$(17,940)	$—	$6,465
Liabilities:
Energy derivative contracts	86,094	—	86,094	(17,940)	(353)	67,801
_______________

[1]	All Derivative Contract deals are executed under ISDA, NAESB and WSPP Master Netting Agreements with Right of set-off.

The following tables present the effect and locations of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Year Ended December 31,
(Dollars in Thousands)	Location	2018	2017	2016
Interest rate contracts[1]:
	Non-hedged interest rate swap (expense) income	$—	$28	$(1,062)
	Interest expense	—	—	—
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	23,186	(32,492)	62,318
Realized	Electric generation fuel	26,222	(23,195)	(39,656)
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	18,476	1,702	21,477
Realized	Purchased electricity	12,240	(17,873)	(21,998)
Total gain (loss) recognized in income on derivatives		$80,124	$(71,830)	$21,079
_______________

[1]	Interest rate swap contracts were held at Puget Energy, and matured January 2017.

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
The Company monitors counterparties for significant swings in credit default rates, credit rating changes by external rating agencies, ownership changes or financial distress. Where deemed appropriate, the Company may request collateral or other security from its counterparties to mitigate potential credit default losses. Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of December 31, 2018, approximately 95.8% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 4.2% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against unrealized gain (loss) positions. As of December 31, 2018, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of December 31, 2018, PSE had cash posted as collateral of $6.4 million related to contracts executed on the ICE platform. Also, as of December 31, 2018, PSE has a $1.0 million letter of credit posted as collateral as a condition of transacting on the ICE NGX exchange. PSE did not trigger any collateral requirements with any of its counterparties during the twelve months ended December 31, 2018, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy	At December 31,
(Dollars in Thousands)	2018			2017
Contingent Feature	Fair Value[1] Liability	Posted Collateral	Contingent Collateral	Fair Value[1] Liability	Posted Collateral	Contingent Collateral
Credit rating[2]	$574	$—	$574	$3,187	$—	$3,187
Requested credit for adequate assurance	18,495	—	—	37,374	—	—
Forward value of contract[3]	—	—	—	353	2,639	—
Total	$19,069	$—	$574	$40,914	$2,639	$3,187
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(11)  Fair Value Measurements

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

Assets and Liabilities with Estimated Fair Value

The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $49.5 million and $48.5 million at December 31, 2018 and 2017, respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At December 31, 2018		At December 31, 2017
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$—	$—	$250,000	$238,935
Long-term debt (fixed-rate), net of discount[1]	2	5,510,591	6,443,742	5,105,329	6,520,515
Long-term debt (variable-rate)	2	161,900	161,900	102,600	102,600
Total		$5,672,491	$6,605,642	$5,457,929	$6,862,050

Puget Sound Energy		At December 31, 2018		At December 31, 2017
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Junior subordinated notes	2	$—	$—	$250,000	$238,935
Long-term debt (fixed-rate), net of discount[2]	2	3,894,860	4,574,611	3,499,911	4,550,130
Total		$3,894,860	$4,574,611	$3,749,911	$4,789,065
_______________

[1]	The carrying value includes debt issuances costs of $26.1 million and $27.9 million for December 31, 2018 and 2017, respectively, which are not included in fair value.

[2]	The carrying value includes debt issuances costs of $24.6 million and $24.6 million for December 31, 2018 and 2017, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Fair Value			Fair Value
	At December 31, 2018			At December 31, 2017
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$28,765	$4,522	$33,287	$9,866	$3,525	$13,391
Natural gas derivative instruments	12,247	3,485	15,732	6,973	4,041	11,014
Total derivative assets	$41,012	$8,007	$49,019	$16,839	$7,566	$24,405
Liabilities:
Electric derivative instruments	24,124	3,160	27,284	46,623	2,427	49,050
Natural gas derivative instruments	28,660	1,812	30,472	34,926	2,118	37,044
Total derivative liabilities	$52,784	$4,972	$57,756	$81,549	$4,545	$86,094

Puget Energy and Puget Sound Energy	Year Ended December 31,
Level 3 Roll-Forward Net Asset(Liability)	2018			2017			2016
(Dollars in Thousands)	Electric	NaturalGas	Total	Electric	NaturalGas	Total	Electric	NaturalGas	Total
Balance at beginning of period	$1,098	$1,923	$3,021	$972	$625	$1,597	$(7,345)	$(2,383)	$(9,728)
Changes during period
Realized and unrealized energy derivatives:
Included in earnings[1]	34,604	—	34,604	2,781	—	2,781	4,007	—	4,007
Included in regulatory assets / liabilities	—	6,075	6,075	—	6,346	6,346	—	4,312	4,312
Settlements[2]	(33,067)	(7,197)	(40,264)	(6,549)	(6,372)	(12,921)	(1,129)	(2,679)	(3,808)
Transferred into Level 3	(1,987)	—	(1,987)	523	(553)	(30)	(3,021)	—	(3,021)
Transferred out Level 3	714	872	1,586	3,371	1,877	5,248	8,460	1,375	9,835
Balance at end of period	$1,362	$1,673	$3,035	$1,098	$1,923	$3,021	$972	$625	$1,597
_______________

[1]
Income Statement classification: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $1.1 million, $1.5 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month, and reported in the Level 3 Roll-forward table above. The Company did not have any transfers between Level 2 and Level 1 during the years ended December 31, 2018, 2017 and 2016. The Company does periodically transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances the Company uses a more liquid price point and performs a 15-month regression against the illiquid locations to serve as a proxy for market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs.
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. Below are the forward price ranges for the Company's commodity contracts, as of December 31, 2018:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$4,522	$3,160	Discounted cash flow	Power Prices (per MWh)	$11.35	$66.45	$29.63
Natural gas	$3,485	$1,812	Discounted cash flow	Natural Gas Prices (per MMBtu)	$1.84	$5.80	$3.18
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At December 31, 2018, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $2.6 million.

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
ASC 360 requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. One such triggering event is a significant decrease in the forward market prices of power.

During 2018 and 2017, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets. In 2018 and 2017, due to decreases in forward power prices and decreases in forecasted revenue and cost estimates, the following impairments were recorded to the Company's intangible asset contracts, with corresponding reductions to the regulatory liability as follows:

Puget Energy
(Dollars in Thousands)
Valuation Date	Contract Name	Carrying Value	Fair Value	Write Down
March 31, 2018	Wells Hydro	$4,302	$2,395	$1,907
Total 2018 Impairments				$1,907

September 30, 2017	Wells Hydro	$10,621	$9,609	$1,012

March 31, 2017	Wells Hydro	14,879	13,067	1,812
	Rocky Reach	235,331	159,818	75,513
	Priest Rapids RP	5,665	2,657	3,008
Total 2017 Impairments				$81,345

The valuations were measured using a discounted cash flow, income-based valuation methodology. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates classified as Level 3 within the fair value hierarchy. A less significant input is the discount rate reflective of PSE's cost of capital used in the valuation.
Below are significant unobservable inputs used in estimating the impaired long term power purchase contracts' fair value in 2018 and 2017:

Puget Energy
Valuation Date	Contract	Unobservable Input	Low	High	Average
March 31, 2018	Wells Hydro	Power prices (per MWh)	$9.69	$25.30	$17.50
		Power contract costs per quarter (in thousands)	$4,126	$4,126	$4,126

September 30, 2017	Wells Hydro	Power prices (per MWh)	$14.06	$26.86	$22.24
		Power contract costs per quarter (in thousands)	$4,126	$4,126	$4,126

March 31, 2017	Wells Hydro	Power prices (per MWh)	$8.76	$26.70	$20.86
		Power contract costs per quarter (in thousands)	$3,965	$4,223	$4,051

	Rocky Reach	Power prices (per MWh)	$8.53	$48.21	$27.69
		Power contract costs per quarter (in thousands)	$5,827	$6,780	$6,150

	Priest Rapids RP	Power prices (per MWh)	$13.70	$29.38	$23.14
		Power contract costs per year (in thousands)	$620	$4,022	$2,306

(12)  Employee Investment Plans

The Company's Investment Plan is a qualified employee 401(k) plan, under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options.  PSE’s contributions to the employee Investment Plan were $20.7 million, $19.2 million and $17.2 million for the years 2018, 2017 and 2016, respectively.  The employee Investment Plan eligibility requirements are set forth in the plan documents.
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

(13)  Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  Starting with January 1, 2014, all United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry (UA) represented employees will receive annual pay contributions of 4.0% of eligible pay each year in the cash balance formula plan of the defined benefit pension. Starting January 1, 2014, for non-represented employees, and December 12, 2014 for employees represented by the IBEW, participants will receive annual employer contributions of 4.0% of eligible pay each year in the cash balance formula of the defined benefit pension or 401k plan account. Those employees receiving contributions in the cash balance formula plan also receive interest credits, which are at least 1.0% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, they will have annuity and lump sum options for distribution. PSE also maintains a non-qualified Supplemental Executive Retirement Plan (SERP) for its key senior management employees.
In addition to providing pension benefits, PSE provides legacy group health care and life insurance benefits (Other Benefits) for certain retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums, paid primarily by retirees, are based on the benefits provided during the prior year. Puget Energy's retirement plans were remeasured as a result of the merger in 2009, which represents the difference between Puget Energy and PSE's retirement plans.
In March 2017, the FASB issued ASU 2017-07, requiring that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Pursuant to the standard, the Company has retrospectively included in the consolidated statements of income: (i) the components of service cost within utility operations and maintenance for PSE and within non-utility expense and other for Puget Energy, and (ii) all non-service cost components in other income.

The following tables summarize the Company’s change in benefit obligation, change in plan assets and amounts recognized in the Statements of Financial Position for the years ended December 31, 2018 and 2017:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of period	$700,481	$652,607	$55,754	$51,734	$11,454	$11,194
Amendments	—	—	1,446	—	—	—
Service cost	22,757	20,081	847	913	69	72
Interest cost	27,303	28,373	2,120	2,285	444	500
Actuarial loss (gain)	(29,067)	40,945	1,122	2,722	(379)	725
Benefits paid	(42,662)	(40,594)	(5,581)	(1,900)	(1,037)	(1,137)
Medicare part D subsidy received	—	—	—	—	85	100
Administrative expense	(1,169)	(931)	—	—	—	—
Benefit obligation at end of period	$677,643	$700,481	$55,708	$55,754	$10,636	$11,454

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Change in plan assets:
Fair value of plan assets at beginning of period	$704,360	$620,260	$—	$—	$7,138	$7,200
Actual return on plan assets	(38,379)	107,836	—	—	(395)	784
Employer contribution	18,000	18,000	5,581	1,900	254	291
Benefits paid	(42,662)	(40,594)	(5,581)	(1,900)	(1,037)	(1,137)
Administrative expense	(1,077)	(1,142)	—	—	—	—
Fair value of plan assets at end of period	$640,242	$704,360	$—	$—	$5,960	$7,138
Funded status at end of period	$(37,401)	$3,879	$(55,708)	$(55,754)	$(4,676)	$(4,316)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Amounts recognized in Statement of Financial Position consist of:
Noncurrent assets	$—	$3,879	$—	$—	$—	$—
Current liabilities	—	—	(6,249)	(5,486)	(332)	(317)
Noncurrent liabilities	(37,401)	—	(49,459)	(50,268)	(4,344)	(3,999)
Net assets (liabilities)	$(37,401)	$3,879	$(55,708)	$(55,754)	$(4,676)	$(4,316)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$677,643	$700,481	$55,708	$55,754	$10,636	$11,454
Accumulated benefit obligation	668,469	688,908	51,031	52,681	10,557	11,367
Fair value of plan assets	640,242	704,360	—	—	5,960	7,138

The following tables summarize Puget Energy's and PSE's pension benefit amounts recognized in AOCI for the years ended December 31, 2018 and 2017:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$94,929	$37,693	$9,612	$10,689	$(2,564)	$(3,386)
Prior service cost (credit)	(5,863)	(7,843)	1,607	204	—	—
Total	$89,066	$29,850	$11,219	$10,893	$(2,564)	$(3,386)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$229,819	$185,277	$11,450	$13,134	$(3,857)	$(4,901)
Prior service cost (credit)	(4,659)	(6,232)	1,609	208	—	—
Total	$225,160	$179,045	$13,059	$13,342	$(3,857)	$(4,901)

The following tables summarize Puget Energy's and PSE's net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016:

Puget Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$22,757	$20,081	$18,913	$847	$913	$1,085	$69	$72	$93
Interest cost	27,303	28,373	28,689	2,120	2,285	2,325	444	500	533
Expected return on plan assets	(50,202)	(47,784)	(46,619)	—	—	—	(472)	(461)	(446)
Amortization of prior service cost (credit)	(1,980)	(1,980)	(1,980)	1,580	42	42	—	—	—
Amortization of net loss (gain)	2,187	—	—	42	1,077	911	(335)	(402)	(386)
Net periodic benefit cost	$65	$(1,310)	$(997)	$4,589	$4,317	$4,363	$(294)	$(291)	$(206)

Puget Sound Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$22,757	$20,081	$18,913	$847	$913	$1,085	$69	$72	$93
Interest cost	27,303	28,373	28,689	2,120	2,285	2,325	444	500	533
Expected return on plan assets	(50,240)	(47,862)	(46,814)	—	—	—	(472)	(461)	(446)
Amortization of prior service cost (credit)	(1,573)	(1,573)	(1,573)	44	44	44	—	—	—
Amortization of net loss (gain)	14,917	13,048	15,257	2,069	1,565	1,330	(556)	(641)	(632)
Net periodic benefit cost	$13,164	$12,067	$14,472	$5,080	$4,807	$4,784	$(515)	$(530)	$(452)

The following tables summarize Puget Energy's and PSE's benefit obligations recognized in other comprehensive income (OCI) for the years ended December 31, 2018 and 2017:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$59,422	$(18,896)	$1,122	$2,722	$488	$403
Amortization of net (loss) gain	(2,187)	—	(1,580)	(1,076)	335	401
Settlements, mergers, sales, and closures	—	—	(619)	—	—	—
Prior service cost (credit)	—	—	1,446	—	—	—
Amortization of prior service (cost) credit	1,980	1,980	(42)	(42)	—	—
Total change in other comprehensive income for year	$59,215	$(16,916)	$327	$1,604	$823	$804

Puget Sound Energy	Qualified Pension Benefit		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2018	2017	2018	2017	2018	2017
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$59,460	$(18,817)	$1,122	$2,722	$488	$452
Amortization of net (loss) gain	(14,917)	(13,048)	(2,069)	(1,565)	556	641
Settlements, mergers, sales, and closures	—	—	(737)	—	—	—
Prior service cost (credit)	—	—	1,446	—	—	—
Amortization of prior service (cost) credit	1,573	1,573	(44)	(44)	—	—
Total change in other comprehensive income for year	$46,116	$(30,292)	$(282)	$1,113	$1,044	$1,093

The estimated net (loss) gain and prior service cost (credit) for the pension plans that will be amortized from AOCI into net periodic benefit cost in 2019 by PSE include a $12.7 million net loss and a $1.6 million credit, respectively.  The estimated net (loss) gain for the SERP that will be amortized from AOCI into net periodic benefit cost in 2019 is a net loss of $1.7 million. The estimated prior service cost (credit) for the SERP that will be amortized from AOCI into net periodic benefit cost in 2019 is a net loss of $0.3 million.  The estimated net (loss) gain and prior service cost (credit) for the other postretirement plans that will be amortized from AOCI into net periodic benefit cost in 2019 is a net loss of $0.4 million. For Puget Energy, the overall amounts expected to be amortized from AOCI into net period benefit cost in 2019 is a net loss of $0.5 million.

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2019 are expected to be at least $18.0 million, $6.2 million and $0.3 million, respectively.

Assumptions
In accounting for pension and other benefit obligations and costs under the plans, the following weighted-average actuarial assumptions were used by the Company:

	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
Benefit Obligation Assumptions	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	4.40%	4.00%	4.50%	4.40%	4.00%	4.50%	4.40%	4.00%	4.50%
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Medical trend rate	—	—	—	—	—	—	7.60	6.80	8.80
Benefit Cost Assumptions
Discount rate	4.40%	4.50%	4.65%	4.40%	4.50%	4.65%	4.40%	4.50%	4.65%
Return on plan assets	7.50	7.45	7.75	—	—	—	7.00	6.75	6.75
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Medical trend rate	—	—	—	—	—	—	7.60	9.50	5.30
The assumed medical inflation rate used to determine benefit obligations is 7.60% in 2019 grading down to 3.90% in 2020.  A 1.0% change in the assumed medical inflation rate would have the following effects:

	2018		2017
(Dollars in Thousands)	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on post-retirement benefit obligation	$19	$(18)	$23	$(22)
Effect on service and interest cost components	1	(1)	1	(1)

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

Plan Benefits
The expected total benefits to be paid during the next five years and the aggregate total to be paid for the five years thereafter are as follows:

(Dollars in Thousands)	2019	2020	2021	2022	2023	2024-2027
Qualified Pension total benefits	$43,700	$45,100	$45,900	$47,100	$48,500	$252,400
SERP Pension total benefits	6,249	4,993	1,887	5,378	3,678	39,400
Other Benefits total with Medicare Part D subsidy	1,112	1,094	1,064	1,038	1,008	4,410
Other Benefits total without Medicare Part D subsidy	892	863	899	872	841	3,704

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

The following table sets forth by level, within the fair value hierarchy, the qualified pension plan as of December 31, 2018 and 2017:

	Recurring Fair Value Measures			Recurring Fair Value Measures
	As of December 31, 2018			As of December 31, 2017
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Mutual Funds	$103,661	$—	$103,661	$117,796	$—	$117,796
Common Stock	177,949	—	177,949	209,504	—	209,504
Government Securities	—	—	—	18,316	23,782	42,098
Corporate Bonds	—	—	—	—	34,588	34,588
Cash and cash equivalents	—	702	702	2,684	9,304	11,988
Subtotal	$281,610	$702	282,312	$348,300	$67,674	415,974
Investments measured at NAV[1]			356,586			237,427
Net (payable) receivable			1,345			50,959
Total assets			$640,243			$704,360
_______________

[1]
In accordance with ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)", certain investments that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the statement of net assets available for benefits. Investments measured at NAV primarily consist of common/collective trust funds and two partnerships held as of December 31, 2018.

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

The following table sets forth by level, within the fair value hierarchy, the Other Benefits plan assets which consist of insurance benefits for retired employees, at fair value:

	Recurring Fair Value Measures			Recurring Fair Value Measures
	As of December 31, 2018			As of December 31, 2017
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Mutual fund[1]	$5,910	$—	$5,910	$7,089	$—	$7,089
Investments measured at NAV[2]			50			49
Total assets			$5,960			$7,138
_______________

[1]
This is a publicly traded balanced mutual fund.  The fund seeks regular income, conservation of principal, and an opportunity for long-term growth of principal and income.  The fair value is determined by taking the number of shares owned by the plan, and multiplying by the market price as of December 31, 2018.

[2]
In accordance with ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)", certain investments that were measured at NAV per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the statement of net assets available for benefits. Investments measured at NAV consist of a common/collective trust fund as of December 31, 2018.

(14)  Income Taxes

The details of income tax (benefit) expense are as follows:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2018	2017	2016
Charged to operating expenses:
Current:
Federal	$10,382	$1,127	$—
State	263	17	20
Deferred:
Federal	19,451	254,420	140,315
State	(4)	(421)	(131)
Total income tax expense	$30,092	$255,143	$140,204

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2018	2017	2016
Charged to operating expenses:
Current:
Federal	$19,283	$1,127	$—
State	438	17	20
Deferred:
Federal	30,979	210,842	175,327
State	—	—	—
Total income tax expense	$50,700	$211,986	$175,347

The following reconciliation compares pre-tax book income at the federal statutory rate of 21.0% in 2018 and 35.0% in 2017 and 2016 to the actual income tax expense in the Statements of Income:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2018	2017	2016
Income taxes at the statutory rate	$55,800	$148,847	$158,586
Increase (decrease):
Production tax credit[1]	—	—	(12,925)
Utility plant differences[2]	(25,871)	—	3,966
Executive compensation	4,439	—	—
Treasury grant amortization	(4,861)	(9,537)	(9,788)
Tax reform	—	117,185	—
Other–net	585	(1,352)	365
Total income tax expense	$30,092	$255,143	$140,204
Effective tax rate	11.3%	60.0%	30.9%

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2018	2017	2016
Income taxes at the statutory rate	$77,251	$185,430	$194,572
Increase (decrease):
Production tax credit[1]	—	—	(12,925)
Utility plant differences[2]	(25,871)	—	3,966
Executive Compensation	4,439	—	—
Treasury grant amortization	(4,861)	(9,537)	(9,788)
Tax reform	—	36,328	—
Other–net	(258)	(235)	(478)
Total income tax expense	$50,700	$211,986	$175,347
Effective tax rate	13.8%	40.0%	31.5%
_______________

[1]	PSE's Wild Horse wind plant earned its last PTCs in December 2016. No further PTCs are expected.

[2]	Utility plant differences include the reversal of excess deferred taxes using the average rate assumption method in the amount of $29.8 million in 2018.

The Company’s net deferred tax liability at December 31, 2018 and 2017 is composed of amounts related to the following types of temporary differences:

Puget Energy	At December 31,
(Dollars in Thousands)	2018	2017
Utility plant and equipment	$1,998,721	$2,034,328
Other deferred tax liabilities	113,051	172,048
Subtotal deferred tax liabilities	2,111,772	2,206,376
Net operating loss carryforward	(224,885)	(212,168)
Net regulatory liability for income taxes	(975,974)	(1,011,626)
Production tax credit carryforward	(121,616)	(187,617)
Net other deferred tax assets	—	(48,097)
Subtotal deferred tax assets	(1,322,475)	(1,459,508)
Total net deferred tax liabilities	$789,297	$746,868

Puget Sound Energy	At December 31,
(Dollars in Thousands)	2018	2017
Utility plant and equipment	$1,998,721	$2,034,328
Other, net deferred tax liabilities	25,880	86,933
Subtotal deferred tax liabilities	2,024,601	2,121,261
Net regulatory liability for income taxes	(976,582)	(1,012,260)
Production tax credit carryforward	(121,616)	(187,617)
Net other deferred tax assets	—	(51,911)
Subtotal deferred tax assets	(1,098,198)	(1,251,788)
Total net deferred tax liabilities	$926,403	$869,473

On December 22, 2017, President Trump signed into law legislation referred to as the TCJA. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the Internal Revenue Code of 1986 (as amended, the Code), including amendments which significantly change the taxation of business entities and includes specific provisions related to regulated public utilities including PSE. The most significant change that impacts the Company included in the TCJA is the reduction in the corporate federal income tax rate from 35.0% to 21.0% and the limitation of deductibility of executive compensation. The specific provisions related to regulated public utilities in the TCJA generally allow for the continued deductibility of interest expense, the elimination of full expensing for tax purposes of certain property acquired after December 31, 2017, and continues normalization requirements for accelerated depreciation benefits.
Under generally accepted accounting principles (US GAAP), specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted and deferred tax assets and liabilities are to be re-measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. For PSE, the change in deferred taxes is recorded as either an offset to a regulatory asset or liability and is subject to approval by the Washington Commission. For Puget Energy, the change in deferred taxes is recorded as an adjustment to Puget Energy’s income tax expense, which decreased Puget Energy’s net income.
Upon enactment of the TCJA, the Company re-measured its deferred tax assets and liabilities based upon the TCJA’s 21.0% percent corporate federal income tax rate. The corporate tax rate change for PSE is captured in the deferred tax balance with an offset to the regulatory liability for deferred income taxes. The balance of the regulatory deferred tax account at the beginning of 2017, before tax reform, was a $71.5 million asset. As a result of tax reform, the balance is a liability of $1,012.3 million. Since PSE is in a net regulatory liability position with respect to these income tax matters, PSE netted the regulatory asset for deferred income taxes against the regulatory liability for deferred income taxes. Under the normalization requirements continued by the TCJA, $919.8 million of the net regulatory liability related to certain accelerated tax depreciation benefits is to be reversed over the remaining lives of the related assets using ARAM. The remainder of the net regulatory liability of $92.5 million is available for PSE and the Washington Commission regulatory process to determine how the amounts will be refunded to customers. PSE requested to delay the impact of tax reform in an accounting petition which was filed with the Washington Commission on December 29, 2017. For further details regarding PSE's ERF and Accounting Petition, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report. In 2018, the Company reversed excess deferred taxes for plant-related items using ARAM in the amount of $29.8 million.
The impact of the TCJA to income tax expense as of December 31, 2017 was $36.3 million of which $3.0 million relates to deferred tax balances that are not subject to regulatory treatment. In addition, $33.3 million relates to the revaluation of the deferred tax for regulatory liability on PTC balances. The regulatory liability owed to customers for PTCs, which previously reduced revenue upon generation of the PTCs, was also revalued at the new rate of 21%. The change in the liability owed to customers for PTCs increased revenue by $51.2 million, which increased tax expense by $17.9 million, to reverse the initial deferral. The changes in the deferred tax and the liability owed to customers for PTCs had no impact on net income. Incrementally, Puget Energy increased its tax expense by $80.9 million primarily due to the revaluation of Puget Energy's net deferred tax asset on its net operating loss carryforward.
The staff of the US Securities and Exchange Commission (SEC) has recognized the complexity of reflecting the impacts of the TCJA and on December 22, 2017, issued guidance in Staff Accounting Bulletin 118 (SAB 118). The guidance clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analysis and accounting (the measurement period). The Company completed the required analysis and accounting for the effects of the TCJA's enactment and did not identify any additional adjustments required.
The Company calculates its deferred tax assets and liabilities under ASC 740, “Income Taxes” (ASC 740).  ASC 740 requires recording deferred tax balances, at the currently enacted tax rate, on assets and liabilities that are reported differently for income tax purposes than for financial reporting purposes.  The utilization of deferred tax assets requires sufficient taxable income in future years.  ASC 740 requires a valuation allowance on deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.  PSE’s PTC carryforwards expire from 2031 through 2036.  Puget Energy’s net operating loss carryforwards expire from 2029 through 2037. Net operating losses generated in 2018 and thereafter have no expiration date. No valuation allowance has been provided for PTC or net operating loss carryforwards.
The Company accounts for uncertain tax positions under ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  ASC 740 requires the use of a two-step approach for recognizing and measuring tax positions taken or expected to be taken in a tax return.  First, a tax position should only be recognized when it is more likely than not, based on technical merits, that the position will be sustained upon challenge by the taxing authorities and taken by management to the court of last resort.  Second, a tax position that meets the recognition threshold should be measured at the largest amount that has a greater than 50.0% likelihood of being sustained.
As of December 31, 2018 and 2017, the Company had no material unrecognized tax benefits.  As a result, no interest or penalties were accrued for unrecognized tax benefits during the year.
The Company has open tax years from 2015 through 2018. The Company classifies interest as interest expense and penalties as other expense in the financial statements.

(15)  Litigation

From time to time, the Company is involved in litigation or legislative rulemaking proceedings relating to its operations in the normal course of business.  The following is a description of pending proceedings that are material to PSE’s operations:

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2, and a 25% interest in Colstrip Units 3 and 4. In March 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. In July 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court in September 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and Talen Energy, agreed to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana by no later than July 1, 2022. The Washington Commission allows full recovery in rates of the net book value (NBV) at retirement and related decommissioning costs consistent with prior precedents.
Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. The increase in depreciation caused the Colstrip Units 1 and 2 regulatory asset to be reduced to $127.6 million as of December 31, 2017. The balance of the Colstrip Units 1 and 2 regulatory asset was $130.7 million as of December 31, 2018. The full scope of decommissioning activities and costs may vary from the estimates that are available at this time. The GRC also repurposed PTCs and hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2. Additionally, PSE will accelerate the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027.

Greenwood
In March 2016, a natural gas explosion occurred in the Greenwood neighborhood of Seattle, WA, damaging multiple structures. The Washington Commission Staff completed its investigation of the incident and filed a complaint in September 2016. In March 2017, pipeline safety regulators and PSE reached a settlement in response to the complaint. As part of the agreement, PSE paid a penalty of $1.5 million in 2017, and is currently implementing a comprehensive inspection and remediation program.

Regional Haze Rule
In January 2017, the U.S. Environmental Protection Agency (EPA) published revisions to the Regional Haze Rule. Among other things, these revisions delayed new Regional Haze review from 2018 to 2021, however the end date will remain 2028. In January 2018, EPA announced that it was reconsidering certain aspects of these revisions and PSE is unable to predict the outcome.

Clean Air Act 111(d)/EPA Clean Power Plan
In June 2014, the EPA issued a proposed Clean Power Plan (CPP) rule under Section 111(d) of the Clean Air Act designed to regulate GHG emissions from existing power plants. The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals. The EPA published a final rule in October 2015. In March 2017, then EPA Administrator, Scott Pruitt, signed a notice of withdrawal of the proposed CPP federal plan and model trading rules and, in October 2017, the EPA proposed to repeal the CPP rule.
In August 2018, the EPA proposed the Affordable Clean Energy rule to replace the 2015 Clean Power Plan. The Affordable Clean Energy establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. Public comment closed on the proposed rule in October 2018 and PSE cannot yet predict a final outcome.

Washington Clean Air Rule
The CAR was adopted in September 2016, in Washington State and attempts to reduce greenhouse gas emissions from “covered entities” located within Washington State. Included under the new rule are large manufacturers, petroleum producers and natural gas utilities, including PSE. The CAR sets a cap on emissions associated with covered entities, which decreases over time approximately 5.0% every three years. Entities must reduce their carbon emissions, or purchase emission reduction units (ERUs), as defined under the rule, from others.
In September 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. In September 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. In March 2018, the Thurston County Superior Court invalidated the CAR. The Department of Ecology appealed the Superior Court decision in May 2018. As a result of the appeal, direct review to the Washington State Supreme Court was granted and oral argument will be in the end of March 2019. The federal court litigation has been held in abeyance pending resolution of the state case.

(16)  Commitments and Contingencies

For the year ended December 31, 2018, approximately 13.7% of the Company’s energy output was obtained at an average cost of approximately $0.023 per Kilowatt Hour (kWh) through long-term contracts with three of the Washington Public Utility Districts (PUDs) that own hydroelectric projects on the Columbia River.  The purchase of power from the Columbia River projects is on a pro rata share basis under which the Company pays a proportionate share of the annual debt service, operating and maintenance costs and other expenses associated with each project, in proportion to the contractual share of power that PSE obtains from that project.  In these instances, PSE’s payments are not contingent upon the projects being operable; therefore, PSE is required to make the payments even if power is not delivered.  These projects are financed substantially through debt service payments and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements, or license requirements.  The Company’s share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the contract lives.
The Company's expenses under these PUD contracts were as follows for the years ended December 31:

(Dollars in Thousands)	2018	2017	2016
PUD contract costs	$80,165	$73,827	$77,667

As of December 31, 2018, the Company purchased portions of the power output of the PUDs' projects as set forth in the following table:

		Company's Current Share of
(Dollars in Thousands)	Contract Expiration	Percent of Output	Megawatt Capacity	Estimated 2019 Costs	2019 Debt Service Costs	Interest included in 2019 Debt Service Costs	Debt Outstanding
Chelan County PUD:
Rock Island Project	2031	25.0%	156	$29,794	$10,058	$5,053	$80,058
Rocky Reach Project	2031	25.0	325	30,378	5,240	2,297	36,289
Douglas County PUD:
Wells Project[1]	2028	25.3	212	32,662	—	—	—
Grant County PUD:
Priest Rapids Development	2052	0.6	6	2,099	1,166	1,166	13,040
Wanapum Development	2052	0.6	7	2,099	1,166	1,166	13,040
Total			706	$97,032	$17,630	$9,682	$142,427
_______________

[1]	In March 2017, PSE entered a new PPA with Douglas County PUD for Wells Project output that begins upon expiration of the existing contract on August 31, 2018 and continues through September 30, 2028.

The following table summarizes the Company’s estimated payment obligations for power purchases from the Columbia River projects, contracts with other utilities, contracts with non-utilities and short term electric supply contracts.  These contracts have varying terms and may include escalation and termination provisions.

(Dollars in Thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Columbia River projects	$92,905	$86,691	$76,378	$85,807	$87,452	$631,283	$1,060,516
Other utilities	888	—	—	—	—	—	888
Non-utility contracts	216,539	255,193	264,262	264,740	269,886	1,221,204	2,491,824
Short-term electric supply contracts	117,040	4,029	—	—	—	—	121,069
Total	$427,372	$345,913	$340,640	$350,547	$357,338	$1,852,487	$3,674,297

Total purchased power contracts provided the Company with approximately 14.1 million, 14.5 million and 13.0 million MWhs of firm energy at a cost of approximately $508.2 million, $456.4 million and $402.5 million for the years 2018, 2017 and 2016, respectively.

Natural Gas Supply Obligations
The Company has entered into various firm supply, transportation and storage service contracts in order to ensure adequate availability of natural gas supply for its customers and generation requirements.  The Company contracts for its long-term natural gas supply on a firm basis, which means the Company has a 100% daily take obligation and the supplier has a 100% daily delivery obligation to ensure service to PSE’s customers and generation requirements. The transportation and storage contracts, which have remaining terms from 1 year to 26 years, provide that the Company must pay a fixed demand charge each month, regardless of actual usage.  The Company incurred demand charges for 2018 for firm transportation, storage and peaking services for its natural gas customers of $119.9 million. The Company incurred demand charges in 2018 for firm transportation and storage services for the natural gas supply for its combustion turbines in the amount of $44.5 million.
The following table summarizes the Company’s obligations for future natural gas supply and demand charges through the primary terms of its existing contracts.  The quantified obligations are based on the FERC and NEB (National Energy Board) currently authorized rates, which are subject to change.

Natural Gas Supply and Demand Charge Obligations (Dollars in Thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Natural gas supply	$311,601	$162,384	$157,156	$144,008	$91,851	$—	$867,000
Firm transportation service	165,719	160,053	140,239	139,343	120,486	209,215	935,055
Firm storage service	8,899	7,908	3,108	1,619	504	353	22,391
Short-term natural gas supply contracts	37,589	5,734	931	—	—	—	44,254
Total	$523,808	$336,079	$301,434	$284,970	$212,841	$209,568	$1,868,700

Service Contracts
The following table summarizes the Company’s estimated obligations for service contracts through the terms of its existing contracts.

Service Contract Obligations (Dollars in Thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Energy production service contracts	$27,243	$27,915	$28,650	$29,345	$30,056	$124,646	$267,855
Automated meter reading system	45,080	44,193	44,741	45,416	46,106	142,724	368,260
Total	$72,323	$72,108	$73,391	$74,761	$76,162	$267,370	$636,115

Other Commitments and Contingencies
For information regarding PSE's environmental remediation obligations, see Note 4, "Regulation and Rates," to the consolidated financial statements included in Item 8 of this report.

(17)  Related Party Transactions

Scott Armstrong serves on the Board of Directors of the Company and, until its acquisition by Kaiser Permanente on February 1, 2017, was the President and Chief Executive Officer of Group Health Cooperative (Group Health), a health insurance and medical care provider. Certain employees of PSE elected Group Health as their medical provider prior to its acquisition by Kaiser Permanente and as a result, PSE paid Group Health a total of $3.9 million and $23.3 million for medical coverage for the year ended December 31, 2017 and 2016. Kaiser Permanente is not considered a related party to PSE.

(18)  Segment Information

Puget Energy and PSE operate one reportable segment referred to as the regulated utility segment.  Puget Energy’s regulated utility operation generates, purchases and sells electricity and purchases, transports and sells natural gas.  The service territory of PSE covers approximately 6,000 square miles in the state of Washington.

(19) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s (loss) AOCI by component for the years ended December 31, 2018, 2017 and 2016, respectively:

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments
Changes in AOCI, net of tax
(Dollars in Thousands)			Total
Balance at December 31, 2015	$(27,266)	$—	$(27,266)
Other comprehensive income (loss) before reclassifications	(5,528)	—	(5,528)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(918)	—	(918)
Net current-period other comprehensive income (loss)	(6,446)	—	(6,446)
Balance at December 31, 2016	$(33,712)	$—	$(33,712)
Other comprehensive income (loss) before reclassifications	10,251	—	10,251
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(821)	—	(821)
Net current-period other comprehensive income (loss)	9,430	—	9,430
Balance at December 31, 2017	$(24,282)	$—	$(24,282)
Other comprehensive income (loss) before reclassifications	(48,870)	—	(48,870)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,180	—	1,180
Reclassification of stranded taxes to retained earnings due to tax reform	(5,230)	—	(5,230)
Net current-period other comprehensive income (loss)	(52,920)	—	(52,920)
Balance at December 31, 2018	$(77,202)	$—	$(77,202)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on energy derivative instruments	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)				Total
Balance at December 31, 2015	$(143,877)	$—	$(5,673)	$(149,550)
Other comprehensive income (loss) before reclassifications	(5,655)	—	—	(5,655)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	9,377	—	317	9,694
Net current-period other comprehensive income (loss)	3,722	—	317	4,039
Balance at December 31, 2016	$(140,155)	$—	$(5,356)	$(145,511)
Other comprehensive income (loss) before reclassifications	10,200	—	—	10,200
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	8,088	—	317	8,405
Net current-period other comprehensive income (loss)	18,288	—	317	18,605
Balance at December 31, 2017	$(121,867)	$—	$(5,039)	$(126,906)
Other comprehensive income (loss) before reclassifications	(48,802)	—	—	(48,802)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	11,772	—	385	12,157
Reclassification of stranded taxes to retained earnings due to tax reform	(26,233)	—	(1,100)	(27,333)
Net current-period other comprehensive income (loss)	(63,263)	—	(715)	(63,978)
Balance at December 31, 2018	$(185,130)	$—	$(5,754)	$(190,884)

Details about the reclassifications out of AOCI (loss) for the years ended December 31, 2018, 2017 and 2016, respectively, are as follows:

Puget Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2018	2017	2016
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$1,937	$1,938	$1,938
Amortization of net gain (loss)	(a)	(3,431)	(675)	(525)
	Total before tax	(1,494)	1,263	1,413
	Tax (expense) or benefit	314	(442)	(495)
	Net of Tax	(1,180)	821	918
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: Electric derivatives	Purchased electricity	—	—	—
	Tax (expense) or benefit	—	—	—
	Net of Tax	—	—	—
Total reclassification for the period	Net of Tax	$(1,180)	$821	$918
_______________

(a)
These AOCI components are included in the computation of net periodic pension cost, see Note 13, "Retirement Benefits," to the consolidated financial statements included in item 8 of this report for additional details.

Puget Sound Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2018	2017	2016
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$1,529	$1,529	$1,529
Amortization of net gain (loss)	(a)	(16,430)	(13,972)	(15,955)
	Total before tax	(14,901)	(12,443)	(14,426)
	Tax (expense) or benefit	3,129	4,355	5,049
	Net of tax	(11,772)	(8,088)	(9,377)
Net unrealized gain (loss) on energy derivative instruments:
Commodity contracts: Electric derivatives	Purchased electricity	—	—	—
	Tax (expense) or benefit	—	—	—
	Net of Tax	—	—	—
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	Interest expense	(487)	(488)	(488)
	Tax (expense) or benefit	102	171	171
	Net of Tax	(385)	(317)	(317)
Total reclassification for the period	Net of Tax	$(12,157)	$(8,405)	$(9,694)
_______________

(a)
These AOCI components are included in the computation of net periodic pension cost, see Note 13, "Retirement Benefits," to the consolidated financial statements included in item 8 of this report for additional details.

SUPPLEMENTAL QUARTERLY FINANCIAL DATA

The following unaudited amounts, in the opinion of the Company, include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results of operations for the interim periods.  Quarterly amounts vary during the year due to the seasonal nature of the utility business.

Puget Energy	2018 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$1,038,008	$671,852	$651,464	$985,172
Operating income	232,785	84,091	37,297	199,885
Net income (loss)	146,897	3,642	(21,970)	107,053

	2017 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$1,077,232	$719,767	$660,377	$1,002,900
Operating income	271,727	130,030	99,044	238,305
Net income (loss)	127,550	35,275	12,836	(467)

Puget Sound Energy	2018 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$1,038,008	$671,852	$651,464	$985,172
Operating income	235,856	81,701	46,147	193,432
Net income (loss)	163,037	26,778	3,891	123,456

	2017 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$1,077,232	$719,767	$660,377	$1,002,900
Operating income	268,431	126,800	96,369	248,995
Net income (loss)	143,092	50,654	29,100	97,208

SCHEDULE I:  CONDENSED FINANCIAL INFORMATION OF PUGET ENERGY

Puget Energy
Condensed Statements of Income and Comprehensive Income (Loss)
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Non-utility expense and other	$(1,345)	$(1,466)	$(5,252)
Other income (deductions):
Equity in earnings of subsidiary	320,122	323,568	385,838
Non-hedged interest rate swap expense	—	28	(1,062)
Interest income	4,273	1,039	2
Interest expense	(108,816)	(106,072)	(104,600)
Income taxes	21,388	(41,903)	37,973
Net income (loss)	235,622	175,194	312,899
Comprehensive income (loss)	$182,702	$184,624	$306,453

See accompanying notes to the condensed financial statements.

Puget Energy
Condensed Balance Sheets
(Dollars in Thousands)

	December 31,
	2018	2017
Assets:
Investment in subsidiaries	$3,820,347	$3,721,553
Other property and investments:
Goodwill	1,656,513	1,656,513
Current assets:
Cash	2,067	751
Receivables from affiliates[1]	138,714	78,570
Total current assets	140,781	79,321
Long-term assets:
Deferred income taxes	221,660	208,889
Other	2,040	3,196
Total long-term assets	223,700	212,085
Total assets	$5,841,341	$5,669,472
Capitalization and liabilities:
Common equity	$3,860,728	$3,750,030
Long-term debt	1,954,205	1,892,672
Total capitalization	5,814,933	5,642,702
Current liabilities:
Account Payable	260	1,042
Interest	26,148	25,728
Total current liabilities	26,408	26,770
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$5,841,341	$5,669,472
_______________

[1]	Eliminated in consolidation.

See accompanying notes to the condensed financial statements.

Puget Energy
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net cash provided by (used in) operating activities	79,176	$139,005	$145,719
Investing activities:
Investment in subsidiaries	—	(24,222)	—
(Increase) decrease in loan to subsidiary	(59,864)	(78,155)	—
Other	—	(437)	(6,078)
Net cash provided by (used in) investing activities	(59,864)	(102,814)	(6,078)
Financing activities:
Dividends paid	(77,204)	(123,307)	(148,965)
Issuance of bond	209,300	—	—
Issuance/redemption of term-loan and other long-term debt	(150,000)	90,120	12,480
Issue costs and others	(92)	(2,650)	(3,398)
Net cash provided by (used in) by financing activities	(17,996)	(35,837)	(139,883)
Increase (decrease) in cash	1,316	354	(242)
Cash at beginning of year	751	397	639
Cash at end of year	$2,067	$751	$397

See accompanying notes to the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

Puget Energy is an energy services holding company that conducts substantially all of its business operations through its regulated subsidiary, PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, named Puget LNG, LLC (Puget LNG). Puget LNG was formed in November 2016, and has the sole purpose of owning, developing and financing the non-regulated activity of a liquefied natural gas (LNG) facility at the Port of Tacoma, Washington. These condensed financial statements and related footnotes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These financial statements, in which Puget Energy’s subsidiaries have been included using the equity method, should be read in conjunction with the consolidated financial statements and notes thereto of Puget Energy included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K. Puget Energy owns 100% of the common stock of its subsidiaries.
Equity earnings of subsidiary included earnings from PSE of $317.2 million, $320.1 million and $380.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, and business combination accounting adjustments under ASC 805 recorded at Puget Energy for PSE of $4.7 million, $3.9 million and $5.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Investment in subsidiaries includes Puget Energy business combination accounting adjustments under ASC 805 that are recorded at Puget Energy.

(2) Debt

For information concerning Puget Energy’s long-term debt obligations, see Note 7, "Long-Term Debt" to the consolidated financial statements included in Item 8 of this report.

(3) Commitments and Contingencies

For information concerning Puget Energy’s material contingencies and guarantees, see Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of this report.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Puget Energy and Puget Sound Energy (Dollars in Thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2018
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$8,901	$24,846	$25,339	$8,408
Year Ended December 31, 2017
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$9,798	$26,266	$27,163	$8,901
Year Ended December 31, 2016
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$9,756	$24,389	$24,347	$9,798

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Puget Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of Puget Energy’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, Puget Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2018.
Puget Energy’s effectiveness of internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During the fourth quarter of 2018, PSE implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019. PSE does not anticipate significant changes to internal controls over financial reporting as a result of the adoption of this new standard.
There have been no changes in PSE’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
PSE’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of PSE’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, PSE’s management concluded that its internal control over financial reporting was effective as of December 31, 2018.
PSE’s effectiveness of internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
As of February 21, 2019, ten directors constitute Puget Energy’s Board of Directors and eleven directors currently constitute PSE’s Board of Directors, as set forth below.  The directors are selected in accordance with the Amended and Restated Bylaws of each of Puget Energy and PSE, pursuant to which, the investor-owners of Puget Holdings (the indirect parent company of both Puget Energy and PSE) are entitled to select individuals to serve on the boards of Puget Energy and PSE.

Scott Armstrong, age 59, has been a director on the boards of PSE since June of 2015 and on the board of Puget Energy since November 2017. Mr. Armstrong was President and CEO of Group Health Cooperative of Seattle, Washington, a health insurance and medical care provider, positions he had held since January 2005, until its acquisition by Kaiser Permanente on February 1, 2017. An independent director not affiliated with any of the Company’s investors, Mr. Armstrong’s executive leadership experience in a heavily regulated industry that has undergone extensive change, along with his involvement in civic affairs in the Pacific Northwest, are among the reasons for his appointment to the PSE board.

Andrew Chapman, age 63, has been a director on the boards of both Puget Energy and PSE since February 2009.  Mr. Chapman is currently the Vice President of Macquarie Infrastructure and Real Assets Inc., an infrastructure asset manager and a division of the Macquarie Group, which position he has held since 2006.  Prior to joining the Macquarie Group, Mr. Chapman was Vice President – Strategy & Regulation for American Water from 2005 to 2006 and Regional Managing Director from 2003 to 2004.  Mr. Chapman also served on the boards of Cleco Power LLC, an electric power company, since 2016. Mr. Chapman represents the Company’s Macquarie affiliated investors on the boards, in accordance with the terms of the Puget Energy and PSE bylaws, and brings to his service many years of experience in the operational and financial management challenges specific to regulated utilities.

Barbara Gordon, age 60, has been a director on the board of PSE since November 2017.  Ms. Gordon currently serves on the Woodland Park Zoo board of directors and as the Vice Chair of the Animal Care Committee. Ms. Gordon previously served as a Vice President of the board of directors for Seattle-King County Habitat for Humanity, a non-proft organization (2016-2018). Prior to that time, Ms. Gordon served as Executive Vice President and Chief Customer Officer of Bellevue-based Apptio, a developer of technology business management software (2016-2017), Senior Vice President and Chief Operating Officer of Isilon/EMC, a digital storage systems company (2013-2016), and as Corporate Vice President of Worldwide Customer Service and Support at Microsoft (2003-2013). An independent director not affiliated with any of the Company's investors, Ms. Gordon brings to the Board her expertise in customer-facing technology initiatives and enterprise level management of customer service and support.

Kimberly Harris, age 54, is a director on the boards of both Puget Energy and PSE, which positions she has held since March 1, 2011.  Ms. Harris has also been President and Chief Executive Officer since March 1, 2011.  Prior to that time, Ms. Harris served as President from July 2010 through February 2011.  Ms. Harris also served as Executive Vice President and Chief Resource Officer from May 2007 until July 2010, and was Senior Vice President Regulatory Policy and Energy Efficiency from 2005 until May 2007. Ms. Harris served as chair of the American Gas Association in 2018 and is currently on the board of directors of U.S. Bancorp, a bank holding company.

Christopher Hind, age 49, has been elected a director on the boards of both Puget Energy and PSE effective February 28, 2018. He is currently the Senior Principal, Private Infrastructure with Canada Pension Plan Investment Board (CPPIB), an investment management organization, which position he has held since January 2016. Prior to that, Mr. Hind served as a Managing Director, Investment Banking, at CIBC, a financial institution, from October 1997 to January 2016. Mr. Hind also currently serves on the board of directors of Transportadora de Gas del Peru S.A., the largest transporter of natural gas and natural gas liquids in Peru. Mr. Hind was selected by CPPIB and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Hind will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Steven W. Hooper, age 65, is a director on the boards of both Puget Energy and PSE, which positions he has held since January 2015.  Mr. Hooper is currently co-founder and partner of Ignition Partners, a venture capital firm that focuses on technology based in Bellevue, Washington, which position he has held since 2000.   Previously, Mr. Hooper was the co-CEO of Teledesic

(1998-2000) and CEO of Nextlink (1997-1998) and AT&T Wireless (1994-1997).  Mr. Hooper also currently serves on the boards of directors of Recreational Equipment, Inc. (REI), an outdoor equipment company, and Airbiquity, Inc., an automotive telematics company, as well as on the boards of various Ignition Partners portfolio companies.  An independent director not affiliated with any of the Company’s investors, Mr. Hooper’s leadership skills, experience with the challenges facing regulated businesses, and involvement with regional educational and civic organizations are some of the reasons that led to his appointment to the Puget Energy and PSE boards.

Karl Kuchel, age 40, has been a director on the boards of both Puget Energy and PSE since January 2017, as a representative of the Company’s Macquarie affiliated investors, consistent with the Puget Energy and PSE bylaws. Mr. Kuchel is currently the Chief Executive Officer of Macquarie Infrastructure Partners, Inc., an investment management company, which position he has held since June 2016. Prior to that time, Mr. Kuchel served as Chief Operating Officer (from November 2010 through May 2016) of Macquarie Infrastructure Partners, Inc. Mr. Kuchel also currently serves on the boards of directors of various other portfolio companies managed and advised by Macquarie Infrastructure Partners, Inc., and provides the Puget Energy and PSE boards the benefit of his experience managing and overseeing the financial and operational affairs of infrastructure owners.

Christopher Leslie, age 54, has been a director on the boards of both Puget Energy and PSE since February 2009, as a representative of the Company’s Macquarie affiliated investors consistent with the Puget Energy and PSE bylaws.  Mr. Leslie is currently an Executive Director of Macquarie Group Limited, which position he has held since 2005, President of Macquarie Infrastructure and Real Assets Inc., and since 2006 Chief Executive Officer of Macquarie Infrastructure Partners Inc.  Mr. Leslie also serves as a director on the board of Cleco Power, LLC, an electric power company.  In addition to his management and banking skills, Mr. Leslie provides the Puget Energy and PSE boards the benefit of his experience with electric utilities, natural gas distribution systems and other aspects of the infrastructure sector.

Paul McMillan, age 64, has been a director on the boards of both Puget Energy and PSE since April 23, 2015. Mr. McMillan is currently principal of Tidal Shift Capital Inc., which provides consulting and project development services to energy and infrastructure clients, of Toronto, Ontario, Canada, which position he has held since July 2009. He served as Senior Vice President of EPCOR Energy Division of Edmonton, Alberta, Canada, from May 2005 to July 2009 and President of EPCOR Merchant and Capital LP from September 2000 to May 2005. In addition, Mr. McMillan is on the board of BluEarth Renewables, a renewable power producer. Mr. McMillan serves on the boards of Puget Energy and PSE as a representative of Aimco’s ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws, and brings to this service his experience in energy and gas operations and trading as well as renewable and gas project development.

Mary McWilliams, age 70, has been a director on the boards of both Puget Energy and PSE since March 1, 2011.  Ms. McWilliams was most recently the Executive Director at Washington Health Alliance, a health care organization, which position she held from 2008 to 2014.  She also served as President and Chief Executive Officer at Regence BlueShield from 2000 to 2008.  In addition, Ms. McWilliams serves as a Board member of the Virginia Mason Health System, a health care services organization.  Her civic commitments have included Seattle Rotary, Seattle Symphony, YWCA and the Greater Seattle Chamber of Commerce. Ms. McWilliams’ significant experience managing consumer-focused organizations with challenging regulatory and compliance regimes, her civic involvement in the community, as well as her extensive knowledge of the western Washington economy, generally, are some of the reasons that led to her appointment to the Puget Energy and PSE boards on behalf of the CPPIB.

Christopher Trumpy, age 64, has been a director on the boards of both Puget Energy and PSE since January 12, 2010.  Mr. Trumpy is currently a consultant at Circle Square Solutions, a policy and governance consulting firm, which position he has held since 2013.  He served as the Chairman of the Pacific Carbon Trust from 2008 to 2013. He also served as Chairman of the British Columbia Investment Management Corporation (or bcIMC) from 2000 to 2008.  In addition, Mr. Trumpy served as Deputy Minister at Ministries of Finance, Environment and Provincial Revenue from 1998 to 2009.  Mr. Trumpy represents the ownership stake in the Company of bcIMC, in accordance with the terms of the Puget Energy and PSE bylaws, and provides the boards the benefit of his significant leadership roles in government and policy-making, among other attributes.

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

Procedures by which Shareholders may recommend Nominees to the Board of Directors
There have been no material changes to the procedures by which shareholders may recommend nominees to the Boards of Directors of Puget Energy and PSE. Members of the Boards of Directors of Puget Energy and PSE are nominated and elected in accordance with the provisions of their respective Amended and Restated Bylaws.

Code of Conduct
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

Communications with the Board
Interested parties may communicate with an individual director or the Board of Directors as a group via U.S. Postal mail directed to: Chairman of the Board of Directors, c/o Corporate Secretary, Puget Energy, Inc., P.O. Box 97034, EST-11, Bellevue, Washington 98009-9734.  Please clearly specify in each communication the applicable addressee or addressees you wish to contact.  All such communications will be forwarded to the intended director or Board as a whole, as applicable.

ITEM 11.     EXECUTIVE COMPENSATION

Puget Energy
Puget Sound Energy
Executive Compensation

Compensation and Leadership Development Committee Interlocks and Insider Participation
The members of the Compensation and Leadership Development Committee (referred to as the Committee) of the Boards of Directors (referred to as the Board) of Puget Energy and PSE (referred to as the Company) are named in the Compensation and Leadership Development Committee Report.  No members of the Committee were officers or employees of the Company or any of its subsidiaries during 2018, nor were they formerly Company officers or had any relationship otherwise requiring disclosure.  Each member meets the independence requirements of the SEC and the New York Stock Exchange (NYSE).

Compensation Discussion and Analysis
This section provides information about the compensation program for the Company’s Named Executive Officers who are included in the Summary Compensation Table below.  For 2018, the Company’s Named Executive Officers and titles were:

•	Kimberly J. Harris, President and Chief Executive Officer (CEO);
•Daniel A. Doyle, Senior Vice President and Chief Financial Officer (CFO);
•Steve R. Secrist, Senior Vice President, General Counsel, Chief Ethics and Compliance Officer;
•Marla D. Mellies, Senior Vice President, Chief Administrative Officer; and
•Booga K. Gilbertson, Senior Vice President, Operations

This section also includes a discussion and analysis of the overall objectives of our compensation program and each element of compensation the Company provides to its Named Executive Officers.

Compensation Program Objectives
The Company’s executive compensation program has two main objectives:
•Support sustained Company performance by attracting, retaining and motivating talented people to run the business.
•Align incentive compensation payments with the achievement of short and long-term Company goals.

The Committee is responsible for developing and monitoring an executive compensation program and philosophy that achieves the foregoing objectives.  In performing its duties, the Committee obtains information and advice on various aspects of the executive compensation program from its independent executive compensation consultant, Meridian Compensation Partners, LLC (Meridian).  The Committee recommends to the full Board for approval both the salary level for our CEO, based on information provided by Meridian, and the salary levels for the other executives, based on recommendations from our CEO.  The Committee also recommends to the Board for its approval the annual and long-term incentive compensation plans for the executives, the setting of performance goals and the determination of target and actual awards under those plans, based on the compensation philosophy and taking into consideration information provided by Meridian.

In 2018, the Company used the following strategies to achieve the objectives of our executive compensation program:

•
Design and deliver a competitive total compensation opportunity.  To attract, retain and motivate a talented executive team, the Company believes that total pay opportunity should be competitive with companies of similar size, industry and scope of operations. As described below in the discussion of Compensation Program Elements (Review of Pay Element Competitiveness), the Committee, with the support of its independent consultant, annually compares executive compensation levels to external market data from similar companies in our industry and targets each element of target total direct compensation (base salary and target annual and long-term incentive award opportunities) to the 50th percentile of the market data with variations by individual executive, as appropriate. The Company also recognizes the importance of providing retirement income.   As such, the Committee reviews our retirement programs and provides benefits that are competitive with our peers.

•
Place a significant portion of each executive’s target incentive compensation at risk to align executive compensation with Company financial and operating performance.   Under its “pay for performance” philosophy, the Company maintains an incentive compensation program that supports the Company’s business strategy and aligns executive interests with those of investors and customers.  The Committee believes that a significant portion of each executive’s compensation should be “at risk” and earned based on achievement relative to annual and long-term performance goals.  For the President and CEO in 2018, target cash compensation includes-base salary, annual incentive with a target of 100% of base salary, and long-term incentive plan with a target of 265% of base salary. If both incentive plans are paid at target, the President and CEO’s mix of cash compensation would be 22% base salary and 78% at risk. By establishing goals, monitoring results, and rewarding achievement of goals, the Company seeks to focus executives on actions that will improve the Company and enhance investor value, while also retaining key talent.  The Committee annually evaluates and establishes the performance goals and targets for our annual and long-term incentive programs and considers adjustments to the programs as appropriate to meet the objectives of our executive compensation program.  As described under “Risk Assessment,” the Company’s policies and practices surrounding incentive pay are structured in a manner to mitigate the risk that employees would seek to take untoward risks in an attempt to increase incentive program results.

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

Compensation Program Elements
The Company’s executive compensation program encompasses a mix of base salary, annual and long-term incentive compensation, retirement programs, health and welfare benefits and a limited number of perquisites.  The Company also provides certain post-termination and change in control benefits to executives who were employed by the Company prior to March 2009 under certain legacy arrangements.  Since the Company is not publicly listed and does not grant equity awards to its executives, it relies on a mix of fixed and variable cash-based compensation elements to achieve its compensation objectives, including a performance unit plan, the Long Term Incentive Plan, which helps align named executives with investors.
The target total compensation package is designed to provide participants with appropriate incentives that are competitive with the comparator group described below and motivate the achievement of current operational performance and customer service goals as well as the long-term objective of enhancing investor value.  The Company does not have a specific policy regarding the mix of compensation elements, although long-term incentive awards comprise the largest portion of each executive’s incentive pay.  The Company arrives at a mix of pay by setting each compensation element relative to market comparators.  The Company delivered cash compensation to the Named Executive Officers in 2018 through base salary to provide liquidity for the executives and through incentive programs to focus performance on important Company goals and to increase the alignment with investors.
As a matter of philosophy, all three components of target total direct compensation are generally targeted at the 50th percentile of industry practice, with deviations by individual executive as described below.  If Company performance results are below expectations, actual compensation is expected to be below this targeted level. If Company performance exceeds target, actual compensation is expected to be above this targeted level.
Individual pay adjustments are reviewed annually to see how they position the executive in relation to the 50th percentile of market pay, while also considering other factors such as, the executive’s recent performance, experience level, company performance, retention and internal pay equity.  Despite the median philosophy, the Company may choose to target an executive’s compensation above or below the 50th percentile of market pay when that individual has a role with greater or lesser responsibility than the best comparison job or when our executive’s experience and performance differ from those typically found in the market.

Review of Pay Element Competitiveness
The Company uses market data to inform its pay decisions on base salary, target annual incentives and target long-term incentive awards. Market data is obtained from both industry-specific surveys and proxy statements of public companies selected for inclusion in the Company’s custom executive compensation benchmarking peer group. The market survey data were sourced from a select cut from the Willis Towers Watson 2017 Energy Services Survey, comprised of utility and other companies similar in size and scope of operations to PSE.  The 25 companies in the custom market survey cut used to inform target compensation decisions for 2018 are shown below:

Custom Survey Peer Group
1.	Alliant Energy	10.	LLG&E and KU Energy	19.	Southwest Gas
2.	Ameren	11.	MDU Resources Group	20.	Teco Energy
3.	Atmos Energy	12.	NiSource	21.	UGI
4.	Avangrid	13.	OGE Energy	22.	UNS Energy
5.	Avista	14.	Oncor Electric Delivery	23.	Vectren
6.	Black Hills	15.	Pinnacle West Capital	24.	WEC Energy Group
7	CMS Energy	16.	PNM Resources	25.	Westar Energy
8	CPS Energy	17.	Portland General Electric
9.	Eversource Energy	18.	SCANA

As noted, the market survey data were supplemented with proxy statement data for select positions in the Company’s executive compensation peer group, which was comprised of 16 companies, all but one of which overlapped with companies included in the market survey data. The 2017 median revenue of the executive compensation peers was $3.4 billion, which was comparable to PSE’s annual revenues of $3.3 billion at the time the peer group was developed. The peer companies included in the Company’s executive compensation benchmarking peer group to inform 2018 compensation decisions are the same as those used for 2017 and are shown below:

Proxy Peer Group
1.	Alliant Energy	7.	Great Plains Energy	13.	SCANA
2.	Ameren	8.	MDU Resources Group	14.	Vectren
3.	Avista	9.	NiSource	15.	WEC Energy
4.	Black Hills	10.	OGE Energy	16.	Westar Energy
5.	CMS Energy	11.	Pinnacle West Capital
6.	Eversource Energy	12.	Portland General Electric

Base Salary
We recognize that it is necessary to provide executives with a fixed amount of regularly paid compensation that provides a balance to other pay elements that are at risk.  As mentioned above, base salaries are reviewed annually by the Committee based on its median philosophy, internal equity considerations and considerations specific to an individual such as an executive’s expertise, level of performance achievement, experience in role and contribution relative to others in the organization.

Base Salary Adjustments for 2018
The Committee reviewed the base salaries of the Named Executive Officers in early 2018 and recommended base salary adjustments to the Board.  The Board approved the Committee’s salary recommendations as shown in the table below. The adjustments were effective March 1, 2018. Base salaries for 2018 generally remained at the 50th percentile of market among the comparator group.   The annual salary for Ms. Harris was increased for the first time since 2016 and reflects market median. The salary increase percentage approved by the Board for Mr. Doyle was similar to salary increases for other non-represented employees, and Mr. Secrist, Ms. Mellies and Ms. Gilbertson received additional adjustments to better align with the market levels.

Name	2017 Base Salary	2018 Base Salary	% Change
Kimberly J. Harris	$900,000	$950,000	6%
Daniel A. Doyle	511,396	521,000	2
Steve R. Secrist	403,861	445,000	10
Marla D. Mellies	318,019	360,000	13
Booga K. Gilbertson	292,006	340,000	16

2018 Annual Incentive Compensation
All PSE employees, including the Named Executive Officers, are eligible to participate in an annual incentive program referred to as the “Goals and Incentive Plan.”  The plan is designed to provide financial incentives for achieving desired annual operating results, measured by EBITDA, while also meeting the Company’s service quality commitment to customers, a reliability measure (non-storm outage duration or “SAIDI”) and an employee safety measure.  EBITDA was selected as a performance goal because it provides a financial measure of cash flows generated from the Company’s annual operating performance.
For 2018, the Company’s service quality commitment was measured by performance against eight Service Quality Indicators (SQIs) covering three broad categories, set forth below.  These are the same SQIs for which the Company is accountable to the Washington Commission.  The Company's annual report to the Washington Commission and our customers describes each SQI, how it is measured, the Company’s required level of achievement, and performance results.  The Company’s service quality report cards are available at http://www.PSE.com/PerformanceReportCards.
The SQIs for 2018 were the same as those in 2017 and were as follows:

•	Customer Satisfaction (3 SQIs) - Customer satisfaction with the telephone access center and natural gas field services and number of Washington Commission complaints.
•Customer Service (2 SQIs) - Calls answered “live” and on-time appointments.

•	Safety and Reliability (3 SQIs) - Gas emergency response, electric emergency response and non-storm outage frequency.

In 2018, the Company began measuring one of the customer reliability measures (non-storm outage duration, or “SAIDI”) according to a scale based on improvement compared to a five year average, with the measure for 2018 being 164 minutes.
The Company retained the safety performance measure in the annual incentive plan funding to promote its continued commitment to employee safety. The safety performance measure contains three targets which must all be satisfied for the safety measure to be treated as met. The three targets for 2018 were:

•	All employees attend a monthly safety “meeting in a box” presentation, or complete the same content online. The target completion rate is no less than 95%.

•	The Company DART (Days Away from Work, days of Restricted Work, or Job Transfer) not to exceed a rate of 0.49

•	All employees complete an online driving training. The target completion rate is no less than 95%.

Annual incentive funding is decreased if a SQI is not achieved. The employee safety measure and SAIDI function similarly to the eight SQIs in determining the funding of the annual incentive plan. That is, if the safety measure or SAIDI is not achieved, annual incentive funding will be decreased by 10%, in the same way as a missed SQI.
In 2018, 100% funding for the annual incentive plan required (i) achievement of 10 out of 10 customer service and safety measures (all eight SQIs, SAIDI and achievement of the safety measure) and (ii) target EBITDA performance. All customer service and safety measures were met for 2018, but EBITDA finished at 99% of target, so funding was less than 100%.
Individual awards may be adjusted upward or downward based on an evaluation of an executive officer’s performance against individual and team goals that align with the corporate goals described below.

2018 Corporate Goals
In 2018, the Company continued using the Integrated Strategic Plan (ISP) to summarize for employees the direction and overall goals of the Company. The plan has five objectives which capture our 2018 corporate goals and which have been communicated to our employees. Each employee, including the Named Executive Officers, has specific individual and team goals linked to driving strategies that meet one or more of the following ISP objectives:

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

2018 Annual Incentive Plan Results
For 2018, achievement of the corporate goals under the annual incentive plan was at 99% of target for EBITDA, and fully met for SQI, safety, and SAIDI achievement.  PSE EBITDA was, $1,290.1 million, and SQI, SAIDI and safety achievement was 10 out of 10, leading to a funding level for 2018 of 95.2% for the annual incentive plan.

Funding levels for 2018 at maximum, target, and threshold are shown in the table below:

Annual Incentive Performance Payout Scale and Actual Performance
Performance	2018 EBITDA (In Millions)	SQI, SAIDI& Safety*	Funding Level
Maximum	$1,758.6	10/10	200%
Target	1,302.7	10/10	100
Threshold	1,172.4	6/10	30
2018 Actual Performance	$1,290.10	10/10	95.2%
_______________

*
Combined SQI, SAIDI& Safety results of 6/10 or better and minimum EBITDA of $1,172.4 million are required for any annual incentive payout funding. SQI/Safety results below 10/10 reduce funding (e.g., 9/10 = 90%, 8/10 = 80%, 7/10 = 70%).

The Committee can adjust EBITDA used in the annual incentive calculation to exclude nonrecurring items that are outside the normal course of business for the year, but made no adjustments.
For 2018, individual target incentive levels for the annual incentive plan varied by executive officer as a percentage of 2018 base salary as shown in the table below, based on the executive’s level of responsibility within the Company and informed by market data.  Target annual incentive opportunities as a percentage of base salary for the Named Executive Officers were increased from 2017 levels, to better align with market levels of target annual incentive. No bonus is earned unless threshold goals are achieved. The achievement of threshold performance results in a 30% of target bonus payout. The maximum incentive payable for exceptional performance in this plan is twice the target incentive.
An executive’s individual award amount can be increased or decreased based on an assessment by the CEO (or the Board in the case of the CEO) of the executive’s individual and team performance results.  After considering performance on individual and team goals, adjustments were made by the CEO for individual performance of certain Named Executive Officers below CEO in 2018. In recognition of the achievement of individual goals and the Company's financial performance, the Committee similarly recommended an award adjustment for the CEO in 2018. The adjustments for individual performance are noted in the "Bonus" column on the Summary Compensation table and did not materially change the amounts resulting from 2018 achievement of the corporate goals. The Board approved the incentive amounts shown below, which will be paid in March 2019:

Name	Target Incentive (% of Base Salary)	2018 Actual Incentive Paid	2018 Actual Incentive (% of Base Salary)
Kimberly J. Harris	100%	$949,620	100%
Daniel A. Doyle	65	322,395	62
Steve R. Secrist	65	275,366	62
Marla D. Mellies	65	256,183	71
Booga K. Gilbertson	65	220,912	65

Long-Term Incentive Compensation
Long-term incentive compensation opportunities are designed to align the interests of executives with those of our investors, provide competitive pay opportunities, reward long-term performance and promote retention. Long-term incentive plan (LTI Plan) awards are denominated in units and are settled in cash if threshold performance measures are met. Performance measures are based on two financial goals, each weighted equally and measured over a three-year performance cycle:

•	Total return (Total Return) and

•	ROE

Total return reflects the change in the value of the Company during the performance cycle plus any distributions made to investors. Achievement of each performance measure during the performance cycle is evaluated independently of the other. The Committee recommends for Board approval a targeted LTI grant value for each executive, which is expressed as a percentage of base salary. The recommended and targeted LTI grant value is determined by evaluating long-term incentive grant values provided to similarly situated executives at comparable companies (using the previously discussed survey and peer group data) as well as other relevant executive-specific factors.  The Company generally does not consider previously granted awards or the level of accrued value from prior or other programs when making new LTI Plan grants.
The target LTI grant value is then converted into a target number of units, allocated equally among the two financial goals, based on the unit value on the grant date. The initial per-unit value is measured at the Puget Holdings level and is calculated annually by an independent auditing firm, or based on market transactions.  The number of units ultimately earned may range from 0% to 200% of target depending on performance, with the payout being made in cash based on the number of units earned and the per-unit value at the end of the performance period. Executives generally must be employed on the payment date to receive a cash payment under the LTI Plan, except in the event of retirement, disability or death.
The foregoing metrics and weightings have remained unchanged since the 2012 - 2014 grant cycle.

2018-2020 Long-Term Incentive Plan Target Awards
Consistent with prior years, target LTI Plan awards for the 2018-2020 performance cycle were calculated based on a percentage of an executive's annual base salary, taking into account the executive's level of responsibility within the Company and the corresponding market data. Target LTI Plan award amounts for the 2018-2020 performance cycle are shown in the following table.

Name	Target Long Term Incentive (% of Base Salary)
Kimberly J. Harris	265%
Daniel A. Doyle	95
Steve R. Secrist	95
Marla D. Mellies	95
Booga K. Gilbertson	95

These percentages were unchanged from amounts established for the 2017-2019 performance cycle. The total number of target LTI Plan units granted to a Named Executive Officer for the 2018-2020 performance cycle is equal to the applicable percentage of salary (converted to dollars) divided by the per unit value at the beginning of the performance cycle, which was $60.59. Details of the number of units granted and expected values at target, threshold and maximum performance levels can be found in the “2018 Grants of Plan-Based Awards” table below. Prior outstanding LTIP grants continue to have the performance targets and payout scales in effect at the time of grant.

Long-Term Incentive Plan Performance 2016-2018 Performance Cycle Results and Payouts
The 2016-2018 performance cycle has now ended. Amounts payable as a result of award vesting are shown in the following table:

•	Performance on Total Return in 2018 was 35.1%, which was significantly higher than target, reflecting an increase in valuation due to market transactions during 2018.

•
Performance on the Total Return component for the three-year performance cycle was a compounded annual rate of 23.9%, above target and at the maximum of the funding scale. The Total Return Component funded at 200% of target units.

•	Performance on the ROE component of the grant was an average of 106.5% of target. The ROE component funded at 137.3% of target units.

Name	Target Incentive (% of Base Salary)[1]	Total Return Component Units Granted/Paid	ROE Component Units Granted/Paid	2016-2018 Actual LTIP Paid[2]
Kimberly J. Harris	200%	20,603.5/41,207	20,603.5/28,288.6	$5,688,911
Daniel A. Doyle	95%	5,055.5/10,111	5,055.5/6,941.2	1,395,893
Steve R. Secrist	95%	3,839/7,678	3,839/5,270.9	1,060,001
Marla D. Mellies	95%	3,052/6,104	3,052/4,190.4	842,700
Booga K. Gilbertson	95%	2,802.5/5,605	2,802.5/3,847.8	773,809
______________

[1]	Target LTI Plan incentive is a percentage of 2016 base salary when the grants were made in 2016.

[2]	2016-2018 actual LTI Plan amount payable is equal to the unit price $81.86 multiplied by earned Total Return and ROE component units.

Retirement Plans - SERP and Retirement Plan
The Company maintains the SERP to attract and retain executives by providing a benefit that is coordinated with the tax-qualified Retirement Plan for Employees of Puget Sound Energy, Inc. (Retirement Plan).  Without the addition of the SERP, these executives would receive lower percentages of replacement income during retirement than other employees.  All the Named Executive Officers participate in the SERP.   Additional information regarding the SERP and the Retirement Plan is shown in the “2018 Pension Benefits” table.

Deferred Compensation Plan
The Named Executive Officers are eligible to participate in the Deferred Compensation Plan for Key Employees (Deferred Compensation Plan).  The Deferred Compensation Plan provides eligible executives an opportunity to defer up to 100% of base salary, annual incentive bonuses and earned LTI Plan awards, plus receive additional Company contributions made by PSE into an account that has three investment tracking fund choices.  The funds mirror performance in major asset classes of bonds, stocks, and an interest crediting fund that changes rates quarterly.  The Deferred Compensation Plan is intended to allow the executives to defer current income, without being limited by the Internal Revenue Code contribution limitations for 401(k) plans and therefore have a deferral opportunity similar to other employees as a percentage of eligible compensation.  The Company contributions are also intended to restore benefits not available to executives under PSE’s tax-qualified plans due to Internal Revenue Code limitations on compensation and benefits applicable to those plans.  Additional information regarding the Deferred Compensation Plan is shown in the “2018 Nonqualified Deferred Compensation” table.

Post-Termination Benefits
Effective March 30, 2009, the Company entered into Executive Employment Agreements with the Named Executive Officers at the time, including Ms. Harris and Ms. Mellies. The Executive Employment Agreements provide for an employment period of two years following a change in control and provide severance benefits in the event of a qualifying termination of employment within two years of a change in control.  Since 2009, the Company has ceased entering into these agreements with new executive officers and only the agreements for Ms. Harris and Ms. Mellies remain in effect.
The Committee periodically reviews existing change in control and severance arrangements for the peer group companies.  Based on this information, the Committee believes that the current arrangements generally provide benefits that are similar to those of the comparator group for longer tenured executives, but is not extending them to newly hired executives.
The “Potential Payments Upon Termination or Change in Control” section describes the current post-termination arrangements with the Named Executive Officers as well as other plans and arrangements that would provide benefits on termination of employment or a change in control, and the estimated potential incremental payments upon a termination of employment or change in control based on an assumed termination or change in control date of December 31, 2018.

Other Compensation
In addition to base salary and annual and long-term incentive award opportunities, the Company also provides the Named Executive Officers with benefits and limited perquisites.  The Company may provide payments upon hiring a new executive to help offset the executive’s relocation expenses, a practice needed to attract qualified candidates from other areas of the country.  The current executives participate in the same group health and welfare plans as other employees.  Company vice presidents and above, including the Named Executive Officers, are eligible for additional disability and life insurance benefits.  The executives are also eligible to receive reimbursement for financial planning, tax preparation and legal services up to an annual limit.  The reimbursement for financial planning, tax preparation and legal services is provided to allow executives to concentrate on their business responsibilities.   These perquisites generally do not make up a significant portion of executive compensation and did not exceed $10,000 in total for each Named Executive Officer in 2018. Executives are taxed on the value of the perquisites received, with no corresponding gross-up by the Company.

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

Impact of Tax and Accounting Treatment of Compensation
The accounting treatment of compensation generally has not been a significant factor in determining the amounts of compensation for our executive officers.  However, the Company considers the accounting impact of various program designs to balance the potential cost to the Company with the benefit/value to the executive. As a result of changes in federal tax law effective in 2018, the Company is now subject to IRS section 162(m). Section 162(m) limits the tax deductibility of compensation paid to certain executive officers, including the Named Executive Officers, to $1 million per year. Notwithstanding the new tax law, the Company does not expect to make changes in its executive compensation program designs.

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

Compensation and Leadership Development Committee Report
The Board delegates responsibility to the Compensation and Leadership Development Committee to establish and oversee the Company’s executive compensation program.  Each member of the Committee served during all of 2018, except as noted below.
The Committee members listed below have reviewed and discussed the “Compensation Discussion and Analysis” with the Company’s management.  Based on this review and discussion, the Committee recommended to the Board, and the Board has approved, that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for filing with the SEC.

Compensation and Leadership
Development Committee of
Puget Energy, Inc.
Puget Sound Energy, Inc.

Christopher Leslie, Chair
Scott Armstrong
Barbara Gordon
Mary McWilliams
Christopher Trumpy

Summary Compensation Table
The following information is provided for the year ended December 31, 2018 (and for prior years where applicable) with respect to the Named Executive Officers during 2018.  The positions listed below are at Puget Energy and PSE, except that Ms. Mellies and Ms. Gilbertson are executives of PSE only. Positions listed are those held by the Named Executive Officers as of December 31, 2018.  Salary and incentive compensation includes amounts deferred at the executive’s election.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation[2]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[3]	All Other Compensation[4]	Total
Kimberly J. Harris	2018	$939,823	$45,220			$6,593,310	$455,343	$20,888	$8,044,584
President and Chief	2017	$900,001	$50,940	$—	$—	$5,293,105	$1,523,783	$20,338	$7,788,167
Executive Officer[5]	2016	900,000	269,595	—	—	2,615,706	650,281	20,338	4,455,920
Daniel A. Doyle	2018	$519,039				$1,718,288	$489,180	$60,657	$2,787,164
Senior Vice President,	2017	$511,396	$—	$—	$—	$1,406,575	$483,109	$56,801	$2,457,881
Chief Financial Officer[6]	2016	508,322	18,299	—	—	742,885	370,670	49,836	1,690,012
Steve R. Secrist	2018	$436,600				$1,335,367	$273,059	$46,850	$2,091,876
Senior Vice President,	2017	$400,690	$—	$—	$—	$1,024,487	$576,802	$46,033	$2,048,012
General Counsel, Chief Ethics & Compliance Officer[7]	2016	383,085	50,510	—	—	549,678	268,972	41,344	1,293,589
Marla D. Mellies	2018	$351,428	$33,415			$1,065,467	$378,398	$38,778	$1,867,486
Senior Vice President,	2017	$316,128	$—	$—	$—	$838,219	$478,905	$34,531	$1,667,783
Chief Administrative Officer[8]	2016	306,901	20,588	—	—	447,014	279,975	30,414	1,084,892
Booga K. Gilbertson[9]	2018	$330,201	$10,520			$984,201	$237,015	$35,103	$1,597,040
Senior Vice President, Operations
_______________

[1]
For 2018, reflects individual performance above target as described in the "Compensation Discussion and Analysis," section titled "2018 Annual Incentive Plan Results" in the amount of: Ms. Harris, $45,220; Ms. Mellies, $ 33,415; Ms. Gilbertson, $ 10,520. For 2016, also included additional incentive paid based on review of 2015 results for SQIs in the amount of: Ms. Harris, $85,995; Mr. Doyle, $18,299; Mr. Secrist, $14,862; Ms. Mellies, $13,503 and includes adjustments to reflect individual performance above target in the amount of: Ms. Harris, $183,600; Mr. Secrist, $35,648; Ms. Mellies, $7,085.

[2]
For 2018, reflects annual cash incentive compensation paid under the 2018 Goals and Incentive Plan and cash incentive compensation paid under the LTI Plan for the 2016-2018 performance cycle. Cash incentive amounts were paid in early 2019 or deferred at the executive's election.  The 2018 Goals and Incentive Plan and the LTI Plan are described in further detail under “Compensation Discussion and Analysis,” including the individual amounts paid to each Named Executive Officer in early 2019.

[3]
Reflects the aggregate increase in the actuarial present value of the executive’s accumulated benefit under all pension plans during the year.  The amounts are determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and include amounts which the executive may not currently be entitled to receive because such amounts are not vested.  In 2018, updated interest rates relative to those used for 2017 have generally resulted in smaller increases in value than in prior year.  Information regarding these pension plans is set forth in further detail under “2018 Pension Benefits.”  The change in pension value amounts for 2018 are: Ms. Harris, $443,189; Mr. Doyle, $489,180; Mr. Secrist, $273,059, Ms. Mellies, $378,097; and Ms. Gilbertson, $235,286.  Also included in this column are the portions of Deferred Compensation Plan earnings that are considered above market.  These amounts for 2018 are: Ms. Harris, $2,154; Mr. Doyle, $0; Mr. Secrist, $0; Ms. Mellies, $301; and Ms. Gilbertson, $1,729. See the “2018 Nonqualified Deferred Compensation” table for all Deferred Compensation Plan earnings.

[4]	All Other Compensation for 2018 is shown in detail in the table below.

[5]	Ms. Harris was promoted to President and CEO from President on March 1, 2011.

[6]	Mr. Doyle joined PSE and Puget Energy as Senior Vice President and Chief Financial Officer on November 28, 2011.

[7]	Mr. Secrist has worked at PSE since May 1989.

[8]	Ms. Mellies has worked at PSE since October 2005.

[9]	Ms. Gilbertson has worked at PSE since May 1985.

Detail of All Other Compensation

Name	Perquisites and Other Personal Benefits[1]	Registrant Contributions to Defined Contribution and Deferred Compensation Plans[2]	Other[3]
Kimberly J. Harris	$—	$15,200	$5,688
Daniel A. Doyle	2,500	51,036	7,122
Steve R. Secrist	925	41,240	4,685
Marla D. Mellies	2,500	31,800	4,478
Booga K. Gilbertson	672	30,248	4,183
_______________

[1]
Reimbursement for financial planning, tax planning, and/or legal planning, with the initial plan up to a maximum of $5,000, and then annual reimbursement up to a maximum of $5,000 for Ms. Harris and $2,500 for the other Named Executive Officers.

[2]
Includes Company contributions during 2018 to PSE’s Investment Plan (a tax qualified 401(k) plan) and the Deferred Compensation Plan.  Company 401(k) contributions are as follows:  Ms. Harris, $15,200; Mr. Doyle, $19,200; Mr. Secrist $19,082 ; Ms. Mellies, $19,200; and Ms. Gilbertson, $18,739 Company contributions to the Deferred Compensation Plan are as follows: Ms. Harris, $0; Mr. Doyle, $31,836; Mr. Secrist, $22,157; Ms. Mellies, $12,600; and Ms. Gilbertson $11,509.

[3]	Reflects the value of imputed income for life insurance and Company paid premiums on supplemental disability insurance.

2018 Grants of Plan-Based Awards
The following table presents information regarding 2018 grants of non-equity annual incentive awards and LTI Plan awards, including, as applicable, the range of potential payouts for the awards.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Grant Date	Number Of Units Granted	Threshold	Target	Maximum
Kimberly J. Harris
Annual Incentive[1]	1/1/2018		$285,000	$950,000	$1,900,000
LTI Plan 2018-2020[2]	3/7/2018	41,552	609,983	3,242,303	6,764,666
Daniel A. Doyle
Annual Incentive[1]	1/1/2018		$101,595	$338,650	$677,300
LTI Plan 2018-2020[2]	3/7/2018	8,169	119,921	637,427	1,329,913
Steve R. Secrist
Annual Incentive[1]	1/1/2018		$86,775	$289,250	$578,500
LTI Plan 2018-2020[2]	3/7/2018	6,977	102,422	544,415	1,135,856
Marla D. Mellies
Annual Incentive[1]	1/1/2018		$70,200	$234,000	$468,000
LTI Plan 2018-2020[2]	3/7/2018	5,644	82,854	440,401	918,843
Booga K. Gilbertson
Annual Incentive[1]	1/1/2018		$66,300	$221,000	$442,000
LTI Plan 2018-2020[2]	3/7/2018	5,331	78,259	415,978	867,887
_______________

1
As described in the “Compensation Discussion and Analysis,” the 2018 Goals and Incentive Plan had dual funding triggers in 2018 of $1,172.4 million EBITDA and SQI performance of 6/10.  Payment would be $0 if either trigger is not met.  The threshold estimate assumes $1,172.4 million EBITDA and SQI/Safety measure performance at 6/10. The target estimate assumes $1,302.7 million EBITDA and SQI/Safety measure performance at 10/10.  The maximum estimate assumes $1,758.6 million EBITDA or higher and SQI/Safety measure performance at 10/10.

2
As described in the “Compensation Discussion and Analysis,” LTI Plan grants for the 2018-2020 performance cycle were equally allocated between a Total Return component and an ROE component.  Payments are calculated based on Total Return at Puget Holdings during the three-year performance cycle, the average three-year performance of ROE and the unit value at the end of the performance cycle.

2018 Pension Benefits
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

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit [1,2]	Payments During Last Fiscal Year
Kimberly J. Harris	Retirement Plan	19.7	$490,605	$—
	SERP	19.7	9,871,608	—
Daniel A. Doyle	Retirement Plan	7.1	219,489	—
	SERP	7.1	2,219,698	—
Steve R. Secrist	Retirement Plan	29.6	577,224	—
	SERP	29.6	2,944,025	—
Marla D. Mellies	Retirement Plan	13.2	372,024	—
	SERP	13.2	2,286,885	—
Booga K. Gilbertson	Retirement Plan	32.8	578,653	—
	SERP	32.8	1,811,625	—
_______________

1
The amounts reported in this column for each executive were calculated assuming no future service or pay increases. Present values were calculated assuming no pre-retirement mortality or termination.  The values under the Retirement Plan and the SERP are the actuarial present values as of December 31, 2018 of the benefits earned as of that date and payable at normal retirement age (age 65 for the Retirement Plan and age 62 for the SERP).  Future cash balance interest credits are assumed to be 4.0% annually.  The discount assumption is 4.40%, and the post-retirement mortality assumption is based on the 2019 417(e) unisex mortality table. Annuity benefits are converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 2.28%, 3.81%, and 4.46% (the 24-month average of the underlying rates as of September 2018).  These assumptions are consistent with the ones used for the Retirement Plan and the SERP for financial reporting purposes for 2018.  In order to determine the change in pension values for the Summary Compensation Table, the values of the Retirement Plan and the SERP benefits were also calculated as of December 31, 2017 for the benefits earned as of that date using the assumptions used for financial reporting purposes for 2017.  These assumptions included assumed cash balance interest credits of 4.0%, a discount assumption of 4.00% and post-retirement mortality assumption based on the 2018 417(e) unisex mortality table. Annuity benefits were converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 1.75%, 3.76%, and 4.66% (the 24-month average of the underlying rates as of September 2017). Other assumptions used to determine the value as of December 31, 2017 were the same as those used for December 31, 2018.

2
As described in footnote 1 above, the amounts reported for the SERP in this column are actuarial present values, calculated using the actuarial assumptions used for financial reporting purposes.  These assumptions are different from those used to calculate the actual amount of benefit payments under the SERP (see text below for a discussion of the actuarial assumptions used to calculate actual payment amounts).  The following table shows the estimated lump sum amount that would be paid under the SERP to each SERP-eligible Named Executive Officer at age 62 (without discounting to the present), calculated as if such Named Executive Officer had terminated employment on December 31, 2018.  Each SERP-eligible Named Executive Officer was vested in his or her SERP benefits as of December 31, 2018.

Name	Estimated Lump Sum
Kimberly J. Harris	$13,537,074
Daniel A. Doyle	2,376,310
Steve R. Secrist	3,664,396
Marla D. Mellies	2,630,395
Booga K. Gilbertson	2,371,081

Retirement Plan
Under the Retirement Plan, the Company's eligible employees hired prior to January 1, 2014 (prior to December 12, 2014, in the case of IBEW-represented employees), including the Named Executive Officers, accrue benefits in accordance with a cash balance formula, beginning on the later of their date of hire or March 1, 1997.  Under this formula, for each calendar year after 1996, age-weighted pay credits are allocated to a bookkeeping account (a Cash Balance Account) for each participant.  The pay credits range from 3% to 8% of eligible compensation. Non-represented and UA-represented employees hired on or after January 1, 2014 and IBEW-represented employees hired on or after December 12, 2014 will receive pay credits equal to 4% (rather than the age-based pay credit described above), which non-represented and IBEW-represented employees may choose to have contributed to the Company’s 401(k) plan, rather than credited under the Retirement Plan. Eligible compensation generally includes base salary and bonuses (other than bonuses paid under the LTI Plan and signing, retention and similar bonuses), up to the limit imposed by the Internal Revenue Code.  For 2018, the limit was $275,000. For 2019, the limit is $280,000. In addition, as of March 1, 1997, the Cash Balance Account of each participant who was participating in the Retirement Plan on March 1, 1997 was credited with an amount based on the actuarial present value of that participant’s accrued benefit, as of February 28, 1997, under the Retirement Plan’s previous formula. Amounts in the Cash Balance Accounts are also credited with interest.  The interest crediting rate is 4% per year or such higher amount as PSE may determine. For 2018 and 2019, the annual interest crediting rate was 4%.
A participant’s Retirement Plan benefit generally vests upon the earlier of the participant’s completion of three years of active service with Puget Energy, PSE or their affiliates or attainment of age 65 (the Retirement Plan’s normal retirement age) while employed by the Company or one of its affiliates.  Normal retirement benefit payments begin to a vested participant as of the first day of the month following the later of the participant’s termination of employment or attainment of age 65.  However, a vested participant may elect to have his or her benefit under the Retirement Plan paid, or commence to be paid, as of the first day of any month commencing after the date on which his or her employment with Puget Energy, PSE and their affiliates terminates.  If benefit payments commence prior to the participant’s attainment of age 65, then the amount of the monthly payments will be reduced for early commencement to reflect the fact that payments will be made over a longer period of time.  This reduction is subsidized - that is, it is less than a pure actuarial reduction.  The amount of this reduction is, on average, 0.30% for each of the first 60 months, 0.33% for each of the second 60 months, 0.23% for each of the third 60 months and 0.17% for each of the fourth 60 months that the payment commencement date precedes the participant’s 65th birthday.  Further reductions apply for each additional month that the payment commencement date precedes the participant’s 65th birthday.  As of December 31, 2018, all the Named Executive Officers were vested in their benefits under the Retirement Plan and, hence, would be eligible to commence benefit payments upon termination.
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

Supplemental Executive Retirement Plan
The SERP provides a benefit to participating Named Executive Officers that supplements the retirement income provided to the executives by the Retirement Plan.  All the Named Executive Officers participate in the SERP.  A participating Named Executive Officer’s SERP benefit generally vests upon the executive’s completion of five years of participation in the SERP and attainment of age 55 while employed by the Company or any of its affiliates. However, SERP participants as of December 31, 2012, who have not yet attained age 55, including Ms. Harris, have been exempted from the age 55 vesting requirement. All the participating Named Executive Officers are vested in their SERP benefits.

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

2018 Nonqualified Deferred Compensation
The following table provides information for each of the Named Executive Officers regarding aggregate executive and Company contributions and aggregate earnings for 2018 and year-end account balances under the Deferred Compensation Plan.

Name	Executive Contributions in 2018[1]	Registrant Contributions in 2018[2]	Aggregate Earnings in 2018[3]	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2018[4]
Kimberly J. Harris	$—	$—	$13,318	$—	$338,233
Daniel A. Doyle	29,836	31,836		—	986,534
Steve R. Secrist	32,886	22,157	—	—	151,418
Marla D. Mellies	12,306	12,600	—	—	189,269
Booga K. Gilbertson	33,452	11,509	1,944	—	603,219
_______________

1
The amount in this column reflects elective deferrals by the executive of salary, annual incentive compensation or LTI Plan awards paid in 2018.  Deferred salary amounts are: Ms. Harris, $0; Mr. Doyle, $29,836; Mr. Secrist, $32,886; Ms. Mellies, $12,306; and Ms. Gilbertson, $33,452. Deferred incentive compensation amounts are: Ms. Harris, $0; Mr. Doyle, $0; Mr. Secrist, $0; Ms. Mellies, $0; and Mr. Bussey, $0. The amounts are also included in the applicable column of the Summary Compensation Table for 2018.

2
The amount reported in this column reflects contributions by PSE consisting of the annual investment plan restoration amount and annual cash balance restoration amount described below. These amounts are also included in the total amounts shown in the All Other Compensation column of the Summary Compensation Table for 2018.

3
The amount in this column for each executive reflects the change in value of investment tracking funds. Amounts of zero indicate no change in value or a decrease in value.  Above market earnings on these amounts are included in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table for 2018.

4	Of the amounts in this column, the amounts in the table below have also been reported in the Summary Compensation Table for 2018, 2017 and 2016.

Name	Reported for 2018	Reported for 2017	Reported for 2016
Kimberly J. Harris	$2,154	$3,165	$4,033
Daniel A. Doyle	61,671	57,531	273,509
Steve R. Secrist	55,044	53,922	39,223
Marla D. Mellies	25,207	22,280	15,428
Booga K. Gilbertson	35,181	—	—

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

Vanguard Total Bond Market Index	(0.01)%
Vanguard 500 Index	(4.52)
Vanguard Money Market Index	1.78
Interest Crediting Fund (pre-2012 deferrals)	4.16

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

•	Lump sum payment of three times the sum of annual base salary and annual incentive bonus for the year in which termination occurs;

•	Pro-rated annual incentive bonus for the year in which termination occurs (Annual Bonus). Since this amount was earned for 2018, no amount is shown in the table below;

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

Estimated Potential Incremental Payments Upon Termination or Change in Control
The amounts shown in the table below assume that the termination of employment of a Named Executive Officer or a change in control was effective as of December 31, 2018.  The amounts below are estimates of the incremental amounts that would be paid out to the Named Executive Officer upon a termination of employment or a change in control.  Actual amounts payable can only be determined at the time of a termination of employment or a change in control.

	Upon Change in Control (and awards not assumed or substituted)	After Change in Control Involuntary Termination w/o Cause or for Good Reason	Retirement	Disability	Death
Kimberly J. Harris	$—	$—	$—	$—	$—
Cash Severance (salary and/or annual incentive)	—	5,700,000	—	—	—
Long Term Incentive Plan	11,649,944	11,649,944	—	11,649,944	11,649,944
SERP (additional years of credited service)[1]	—	—	—	—	—
Benefits (continuation)[2]	—	30,100	—	30,100	30,100
Supplemental Life Insurance	—	—	—	—	3,200,000
Total Estimated Incremental Value	$11,649,944	$17,380,044	$—	$11,680,044	$14,880,044
Daniel A. Doyle	$—	$—	$—	$—	$—
Long Term Incentive Plan	2,597,470	2,597,470	—	2,597,470	2,597,470
SERP (additional years of credited service)[1]	—	—	—	—	—
Benefits (continuation)[2]	—	—	—	—	—
Supplemental Life Insurance	—	—	—	—	1,198,300
Total Estimated Incremental Value	$2,597,470	$2,597,470	$—	$2,597,470	$3,795,770
Steve R. Secrist	$—	$—	$—	$—	$—
Long Term Incentive Plan	2,031,536	2,031,536	—	2,031,536	2,031,536
SERP (additional years of credited service)[1]	—	—	—	—	—
Benefits (continuation)[2]	—	—	—	—	—
Supplemental Life Insurance	—	—	—	—	1,023,500
Total Estimated Incremental Value	$2,031,536	$2,031,536	$—	$2,031,536	$3,055,036
Marla D. Mellies	$—	$—	$—	$—	$—
Cash Severance (salary and/or annual incentive)	—	1,782,000	—	—	—
Long Term Incentive Plan	1,614,207	1,614,207	—	1,614,207	1,614,207
SERP (additional years of credited service)[1]	—	430,688	—	—
Benefits (continuation)[2]	—	46,469	—	46,469	46,469
Supplemental Life Insurance	—	—	—	—	828,000
Total Estimated Incremental Value	$1,614,207	$3,873,364	$—	$1,660,676	$2,488,676
Booga K. Gilbertson	$—	$—	$—	$—	$—
Cash Severance (salary and/or annual incentive)
Long Term Incentive Plan	1,488,603	1,488,603	—	1,488,603	1,488,603
SERP (additional years of credited service)[1]	—	—	—	—	—
Benefits (continuation)[2]	—	—	—	—	—
Supplemental Life Insurance	—	—	—	—	782,000
Total Estimated Incremental Value	$1,488,603	$1,488,603	$—	$1,488,603	$2,270,603
_______________

[1]
SERP values are shown as the estimated incremental value that the Named Executive Officer would receive at age 62 as a result of the termination event shown in the column, relative to the vested benefit as of December 31, 2018. These values are based on interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements.

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
For 2018, our last completed fiscal year:

•	The annual total compensation of our CEO, as reported in the 2018 Summary Compensation Table, was $8,044,584.

•	The median of the annual total compensation of all our employees (excluding our CEO) was $124,200

As a result, for 2018 the ratio of annual total compensation of our Chief Executive Officer and President, to the median of our annual total compensation of all employees was 65:1.
We identified our median employee by examining the total cash compensation we paid during 2018 to all individuals, excluding our CEO, who were employed by us on December 31, 2018, which totaled approximately 3,170 individuals, all located in the United States (as reported in Item 1. Business), including employees, whether employed on a full-time, part-time or seasonal basis. Total cash compensation consisted of base salary, overtime, paid time off and annual incentives as reflected in our payroll records. We consistently applied this compensation measure and did not make any assumptions, adjustments, or estimates with respect to total cash compensation. We believe that the use of total cash compensation for all employees is a consistently applied compensation measure because it includes all major compensation elements available to employees. Pay for all non-represented employees in the organization is benchmarked periodically to ensure alignment with our compensation philosophy of paying at the market median.
After identifying the median employee based on total cash compensation for 2018, we calculated annual total compensation for such employee for 2018 using the same methodology we use for our named executive officers as set forth in the 2018 Summary Compensation Table in accordance with the requirements of Item 402 (c)(2)(x) of Regulation S-K. Annual total compensation for 2018 for our median employee included annual salary, annual incentives,and company contributions towards benefits including retirement. Annual total compensation for 2018 for our CEO consists of the amount reported in the "Total" column of our 2018 Summary Compensation Table.

Director Compensation for Fiscal Year 2018
The following table sets forth information regarding compensation paid by the Company to the directors named in the table who received compensation from the Company in 2018 for service as directors.  We refer to these directors as non-employee directors.  Directors who are employed by the Company or by the Company’s investor-owners are not paid separately for their service and thus are not named in the table below.  The directors who are employed by the Company’s investor-owners are: Andrew Chapman, Chris Hind, Karl Kuchel, and Christopher Leslie. Kimberly Harris is employed by the Company and also serves as a director.
As described in further detail below, the Company’s non-employee director compensation program in 2018 consisted of quarterly retainer cash fees of $27,500.  Additional quarterly retainer amounts associated with serving as Chair of the Board, chairing Board committees, serving on the Audit Committee and meeting fees were also paid in cash.

Name	Fees Earned	Nonqualified Deferred Compensation Earnings[1]	Total
Scott Armstrong	$—	$147,200	$147,200
Barbara Gordon	129,200		129,200
Steve Hooper	—	197,800	197,800
David MacMillan[2]	13,167	—	13,167
Paul McMillan	144,000	—	144,000
Mary O. McWilliams	134,800	—	134,800
Christopher Trumpy	143,867	—	143,867
_______________

[1]	Represents earnings accrued on deferred compensation considered to be above market.

[2]	David MacMillan resigned from his position as a member of the Board of Directors, effective as of January 18, 2018.

Non-employee Director Compensation Program
The 2018 non-employee director compensation program is based on the principles that the level of non-employee director compensation should be based on Board and committee responsibilities and should be competitive with comparable companies.

The 2018 compensation program for non-employee directors was as follows:

•	A base cash quarterly retainer fee of $27,500;

•	$1,600 for attendance at each in-person Board and committee meeting; and

•	$800 for each telephonic meeting lasting 60 minutes or less, and $1,600 for each telephonic meeting lasting more than 60 minutes.

In 2018, non-employee directors were paid the following additional cash quarterly retainer fees:

•	Independent Board Chairman, $13,750;

•	Chair of the Compensation and Leadership Development Committee, $2,000;

•	Chair of the Governance and Public Affairs Committees, $1,500;

•	Chair of the Audit Committee, $2,500; and

•	Each member of the Audit Committee other than the chair, $1,000.

Non-employee directors were reimbursed for actual travel and out-of-pocket expenses incurred in connection with their services.Non-employee directors are eligible to participate in the Company’s matching gift program on the same terms as all Puget Energy employees.  Under this program, the Company matches up to a total of $500 a year in contributions by a director to non-profit organizations that have Internal Revenue Service (IRS) 501(c)(3) tax exempt status and are located in and served the people of PSE’s service territory in Washington State.

Deferral of Compensation
Non-employee directors may choose to elect to defer all or a part of their cash fees under the Company’s Deferred Compensation Plan for non-employee directors.  Non-employee directors may allocate these deferrals into one or more “measurement funds,” which include an interest crediting fund, an equity index fund and a bond index fund.  Non-employee directors are permitted to make changes in measurement fund allocations quarterly.   Steve Hooper and Scott Armstrong are the only independent board members to defer any director fees during 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners
The following tables show the number of shares of common stock beneficially owned as of December 31, 2018 by each person or group that we know owns more than 5.0% of Puget Energy’s and PSE’s common stock.  No director, executive officer or executive officer named in the Summary Compensation Table in Item 11 of Part III of this report owns any of the outstanding shares of common stock of Puget Energy or PSE.  Puget Equico LLC (Puget Equico) and its affiliates beneficially own 100.0% of the outstanding common stock of Puget Energy.  Puget Energy holds 100.0% of the outstanding common stock of PSE.  Percentage of beneficial ownership is based on 200 shares of Puget Energy common stock and 85,903,791 shares of PSE common stock outstanding as of December 31, 2018.

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
Kimberly Harris, the President and Chief Executive Officer and a director of Puget Energy and PSE, is married to Kyle Branum, who is a partner at Summit Law Group, which provides legal services to PSE.  Summit Law Group was paid $0.9 million for legal services provided to PSE in 2018, and Mr. Branum was among the lawyers at Summit Law Group who provided such legal services.  This work was performed under the supervision of PSE's General Counsel.

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
The Boards considered all relationships between its directors and Puget Energy and PSE (and their respective subsidiaries), including some that are not required to be disclosed in this report as related-person transactions.  Mr. Hooper, Mr. Armstrong, and Ms. McWilliams serve (or served) as directors or officers of, or otherwise have/had a financial interest in, entities that make payments to PSE for energy services provided to those entities at tariff rates established by the Washington Commission.  These transactions fall within the first categorical independence standard described above.  Because these relationships either fall within the Boards' categorical independence standards or involve an amount that is not material to the Company or the other entity, the Boards have concluded that none of these relationships impair the independence of the applicable directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, for the years ended December 31, 2018 and 2017 were as follows:

	2018		2017
(Dollars in Thousands)	Puget Energy	PSE	Puget Energy	PSE
Audit fees[1]	$2,695	$2,495	$2,777	$2,546
Audit related fees[2]	204	204	22	22
Tax fees[3]	—	—	—	—
Other fees[4]	204	204	337	337
Total	$3,103	$2,903	$3,136	$2,905
_______________

[1]
For professional services rendered for the audit of Puget Energy’s and PSE’s annual financial statements and reviews of financial statements included in the Company’s Forms 10-Q.  The 2018 fees are estimated and include an aggregate amount of $1.7 million billed to Puget Energy and $1.6 million to PSE through December 2018.

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
The annual audit services engagement terms and fees, as well as any changes in terms, conditions and fees relating to the engagement, are subject to specific pre-approval by the Audit Committee.  In addition, on an annual basis, the Audit Committee grants general pre-approval for specific categories of audit, audit-related, tax and other services, within specified fee levels, that may be provided by the independent registered public accounting firm.  With respect to each proposed pre-approved service, the independent registered public accounting firm is required to provide detailed back-up documentation to the Audit Committee regarding the specific services to be provided.  Under the policies, the Audit Committee may delegate pre-approval authority to one or more of their members.  The member or members to whom such authority is delegated shall report any pre-approval decision to the Audit Committee at its next scheduled meeting.  The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management. For 2018 and 2017, all audit and non-audit services were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	Documents filed as part of this report:
1) Financial Statements
2) Financial Statement Schedules. Financial Statement Schedules of the Company, as required for the years ended December 31, 2018, 2017 and 2016, consist of the following:
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

	4.2
First, Second, Third Fourth and Fifth Supplemental Indentures defining the rights of the holders of Puget Sound Energy’s senior notes (incorporated herein by reference to Exhibit 4-b to Puget Sound Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Exhibit originally filed with the Securities and Exchange Commission in paper format and as such, a hyperlink is not available.), Commission File No. 1-4393; Exhibit 4.26 to Puget Sound Energy’s Current Report on Form 8-K, dated March 4, 1999 (Exhibit originally filed with the Securities and Exchange Commission in paper format and as such, a hyperlink is not available.), Commission File No. 1-4393; Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated November 2, 2000 (Exhibit originally filed with the Securities and Exchange Commission in paper format and as such, a hyperlink is not available.), Commission File No. 1-4393; Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated May 28, 2003, Commission File No. 1-4393 and Exhibit 4.1 to Puget Sounds Energy's Current Report on Form 8-K, dated May 23, 2018, Commission File No. 1-4393.)

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

	4.14
Third Supplemental Indenture to the Unsecured Debt Indenture, dated March 19, 2018, between Puget Sound Energy, Inc. and The Bank of New York Mellon Trust Company, N.A. defining the rights of Puget Sound Energy’s Series A Enhanced Junior Subordinated Notes due June 1, 2067 (incorporated herein by reference to Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated March 26, 2018, Commission File No. 1-4393).

4.15
Form of Replacement Capital Covenant of Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit 4.2 to Puget Sound Energy’s Current Report on Form 8-K, dated May 30, 2007, Commission File No. 1-4393).

4.16
Indenture and First Supplemental Indenture between Wells Fargo Bank, National Association and Puget Energy, Inc. dated as of December 6, 2010 (incorporated by reference to Exhibits 4.1 and 4.2 to Puget Energy's Current Report on Form 8-K, filed December 7, 2010, Commission File No. 1-16305).

4.17
Second Supplemental Indenture to the Indenture dated December 6, 2010 between Puget Energy, Inc. and Wells Fargo Bank, National Association defining the rights of Puget Energy’s Senior Secured Notes due September 1, 2021 (incorporated herein by reference to Exhibit 4.1 to Puget Energy’s Current Report on Form 8-K, filed June 6, 2011, Commission File No. 1-16305).

4.18
Third Supplemental Indenture between Wells Fargo Bank, National Association and Puget Energy, Inc. dated as of June 15, 2012 (incorporated by reference to Exhibits 4.1 to Puget Energy's Current Report on Form 8-K, filed June 18, 2012, Commission File No. 1-16305).

4.19
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

4.22
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

	10.48
Purchase Agreement, dated June 4, 2018, between Puget Sound Energy, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Mizuho Securities USA LLC and each of the other underwriters named in Schedule A thereto (incorporated by reference herein to Exhibit 1.1 to Current Report on Form 8-K filed on June 5, 2018, Commission File No. 1-4393).

	10.49
Term Loan Agreement, dated October 1, 2018, among Puget Energy, Toronto Dominion (Texas) LLC, as Administrative Agent, and the lenders party thereto (incorporated by reference herein to Exhibit 10.1 to Current Report on Form 8-K filed on October 3, 2018, Commission File No. 1-16305 and 1-4393).

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
	101
Financial statements from the Annual Report on Form 10-K of Puget Energy, Inc. and Puget Sound Energy, Inc. for the fiscal year ended December 31, 2018, filed on February 20, 2019, formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

PUGET ENERGY, INC.		PUGET SOUND ENERGY, INC.

/s/ Kimberly J. Harris		/s/ Kimberly J. Harris
Kimberly J. Harris		Kimberly J. Harris
President and Chief Executive Officer		President and Chief Executive Officer

Date:	February 21, 2019	Date:	February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(Puget Energy and PSE unless otherwise noted)

/s/ Kimberly J. Harris	President and	February 21, 2019
(Kimberly J. Harris)	Chief Executive Officer

/s/ Daniel A. Doyle	Senior Vice President and
(Daniel A. Doyle)	Chief Financial Officer

/s/ Stephen J. King	Controller and Principal Accounting Officer
(Stephen J. King)

/s/ Scott Armstrong	Director
(Scott Armstrong)

/s/ Andrew Chapman	Director
(Andrew Chapman)

/s/ Steven W. Hooper	Director
(Steven W. Hooper)

/s/ Karl Kuchel	Director
(Karl Kuchel)

/s/ Christopher J. Leslie	Director
(Christopher J. Leslie)

/s/ Barbara Gordon	Director of PSE only
(Barbara Gordon)

/s/ Paul McMillan	Director
(Paul McMillan)

/s/ Mary O. McWilliams	Director
(Mary O. McWilliams)

/s/ Christopher Trumpy	Director
(Christopher Trumpy)

/s/ Christopher Hind	Director
(Christopher Hind)