Form 10-Q
period 2019-03-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2019-05-02
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Item 1A, “Risk Factors” in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2018.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating revenue:
Electric	$798,928	$699,686
Natural gas	304,668	330,284
Other	11,243	8,038
Total operating revenue	1,114,839	1,038,008
Operating expenses:
Energy costs:
Purchased electricity	270,702	154,206
Electric generation fuel	77,199	42,423
Residential exchange	(25,163)	(23,943)
Purchased natural gas	99,387	127,615
Unrealized (gain) loss on derivative instruments, net	(15,187)	(996)
Utility operations and maintenance	157,955	160,524
Non-utility expense and other	13,757	12,830
Depreciation and amortization	180,697	184,512
Conservation amortization	33,286	36,864
Taxes other than income taxes	108,746	111,188
Total operating expenses	901,379	805,223
Operating income (loss)	213,460	232,785
Other income (expense):
Other income	13,564	13,455
Other expense	(1,776)	(2,098)
Interest charges:
AFUDC	3,350	2,884
Interest expense	(88,016)	(88,326)
Income (loss) before income taxes	140,582	158,700
Income tax (benefit) expense	8,428	11,803
Net income (loss)	$132,154	$146,897

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$132,154	$146,897
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $25 and $60, respectively	92	227
Reclassification of stranded taxes to retained earnings due to tax reform	—	(5,230)
Other comprehensive income (loss)	92	(5,003)
Comprehensive income (loss)	$132,246	$141,894

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) ASSETS

	March 31, 2019	December 31, 2018
Utility plant (at original cost, including construction work in progress of $552,670 and $550,466 respectively):
Electric plant	$8,594,886	$8,515,482
Natural gas plant	3,665,783	3,598,732
Common plant	1,035,356	1,027,023
Less: Accumulated depreciation and amortization	(2,929,245)	(2,832,321)
Net utility plant	10,366,780	10,308,916
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	256,708	244,444
Total other property and investments	1,913,221	1,900,957
Current assets:
Cash and cash equivalents	20,818	37,521
Restricted cash	42,221	18,041
Accounts receivable, net of allowance for doubtful accounts of $10,358 and $8,408, respectively	415,725	338,782
Unbilled revenue	176,440	205,285
Purchased gas adjustment receivable	137,092	9,921
Materials and supplies, at average cost	120,243	116,180
Fuel and natural gas inventory, at average cost	40,161	53,351
Unrealized gain on derivative instruments	52,910	46,507
Prepaid expense and other	31,638	25,674
Power contract acquisition adjustment gain	6,888	6,114
Total current assets	1,044,136	857,376
Other long-term and regulatory assets:
Power cost adjustment mechanism	19,123	4,735
Regulatory assets related to power contracts	16,267	16,693
Other regulatory assets	688,072	773,552
Unrealized gain on derivative instruments	4,725	2,512
Power contract acquisition adjustment gain	154,629	156,597
Operating lease right of use asset	169,114	—
Other	78,909	77,523
Total other long-term and regulatory assets	1,130,839	1,031,612
Total assets	$14,454,976	$14,098,861

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) CAPITALIZATION AND LIABILITIES

	March 31, 2019	December 31, 2018
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	725,163	629,003
Accumulated other comprehensive income (loss), net of tax	(77,110)	(77,202)
Total common shareholder’s equity	3,957,010	3,860,758
Long-term debt:
First mortgage bonds and senior notes	3,764,412	3,764,412
Pollution control bonds	161,860	161,860
Long-term debt	1,975,300	1,961,900
Debt discount, issuance costs and other	(212,661)	(215,681)
Total long-term debt	5,688,911	5,672,491
Total capitalization	9,645,921	9,533,249
Current liabilities:
Accounts payable	505,623	480,069
Short-term debt	432,000	379,297
Accrued expenses:
Taxes	129,252	118,112
Salaries and wages	32,170	50,785
Interest	80,196	70,099
Unrealized loss on derivative instruments	32,452	46,661
Power contract acquisition adjustment loss	2,537	2,547
Operating lease liabilities	13,876	—
Other	109,504	79,312
Total current liabilities	1,337,610	1,226,882
Other long-term and regulatory liabilities:
Deferred income taxes	809,799	789,297
Unrealized loss on derivative instruments	7,184	11,095
Regulatory liabilities	756,339	747,203
Regulatory liability for deferred income taxes	966,898	975,974
Regulatory liabilities related to power contracts	161,517	162,711
Power contract acquisition adjustment loss	13,730	14,146
Operating lease liabilities	160,786	—
Other deferred credits	595,192	638,304
Total other long-term and regulatory liabilities	3,471,445	3,338,730
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$14,454,976	$14,098,861

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	200	$—	3,308,957	465,355	(24,282)	$3,750,030
Net income (loss)	—	—	—	146,897	—	146,897
Common stock dividend paid	—	—	—	(30,096)	—	(30,096)
Other comprehensive income (loss)	—	—	—	—	(5,003)	(5,003)
Cumulative effect of accounting change	—	—	—	5,230	—	5,230
Balance at March 31, 2018	200	$—	3,308,957	$587,386	$(29,285)	$3,867,058
Balance at December 31, 2018	200	$—	$3,308,957	$629,003	$(77,202)	$3,860,758
Net income (loss)	—	—	—	132,154	—	132,154
Common stock dividend paid	—	—	—	(35,994)	—	(35,994)
Other comprehensive income (loss)	—	—	—	—	92	92
Balance at March 31, 2019	200	$—	$3,308,957	$725,163	$(77,110)	$3,957,010

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$132,154	$146,897
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	180,697	184,512
Conservation amortization	33,286	36,864
Deferred income taxes and tax credits, net	11,401	14,517
Net unrealized (gain) loss on derivative instruments	(15,187)	(996)
AFUDC – equity	(3,597)	(3,351)
Production tax credit monetization	(27,131)	(43,586)
Other non-cash	3,722	3,720
Funding of pension liability	—	(4,500)
Regulatory assets and liabilities	(15,838)	20,871
Other long-term assets and liabilities	(13,463)	(13,160)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(24,413)	49,476
Materials and supplies	(4,063)	(1,825)
Fuel and natural gas inventory	13,190	15,543
Prepayments and other	(5,964)	(1,503)
Purchased gas adjustment	(127,171)	17,612
Accounts payable	45,827	(27,973)
Taxes payable	11,140	19,614
Other	3,607	(13,411)
Net cash provided by (used in) operating activities	198,197	399,321
Investing activities:
Construction expenditures – excluding equity AFUDC	(227,807)	(241,181)
Other	264	1,570
Net cash provided by (used in) investing activities	(227,543)	(239,611)
Financing activities:
Change in short-term debt, net	52,703	41,226
Dividends paid	(35,994)	(30,096)
Proceeds from long-term debt and bonds issued	13,400	13,179
Redemption of bonds and notes	—	(193,447)
Other	6,714	(1,530)
Net cash provided by (used in) financing activities	36,823	(170,668)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,477	(10,958)
Cash, cash equivalents, and restricted cash at beginning of period	55,562	36,761
Cash, cash equivalents, and restricted cash at end of period	$63,039	$25,803
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$46,036	$81,736
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$77,400	$90,169

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating revenue:
Electric	$798,928	$699,686
Natural gas	304,668	330,284
Other	11,243	8,038
Total operating revenue	1,114,839	1,038,008
Operating expenses:
Energy costs:
Purchased electricity	270,702	154,206
Electric generation fuel	77,199	42,423
Residential exchange	(25,163)	(23,943)
Purchased natural gas	99,387	127,615
Unrealized (gain) loss on derivative instruments, net	(15,187)	(996)
Utility operations and maintenance	157,955	160,524
Non-utility expense and other	13,077	9,781
Depreciation and amortization	180,678	184,490
Conservation amortization	33,286	36,864
Taxes other than income taxes	108,746	111,188
Total operating expenses	900,680	802,152
Operating income (loss)	214,159	235,856
Other income (expense):
Other income	10,549	7,641
Other expense	(1,776)	(2,098)
Interest charges:
AFUDC	3,350	2,884
Interest expense	(60,150)	(59,555)
Income (loss) before income taxes	166,132	184,728
Income tax (benefit) expense	18,830	21,691
Net income (loss)	$147,302	$163,037

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$147,302	$163,037
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $668 and $761, respectively	2,510	2,863
Amortization of treasury interest rate swaps to earnings, net of tax of $26 and $26, respectively	96	96
Reclassification of stranded taxes to retained earnings due to tax reform	—	(27,333)
Other comprehensive income (loss)	2,606	(24,374)
Comprehensive income (loss)	$149,908	$138,663

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2019	December 31, 2018
Utility plant (at original cost, including construction work in progress of $552,670 and $550,466 respectively):
Electric plant	$10,663,316	$10,587,231
Natural gas plant	4,230,411	4,164,489
Common plant	1,060,623	1,052,544
Less: Accumulated depreciation and amortization	(5,587,570)	(5,495,348)
Net utility plant	10,366,780	10,308,916
Other property and investments:
Other property and investments	79,128	76,986
Total other property and investments	79,128	76,986
Current assets:
Cash and cash equivalents	19,948	35,452
Restricted cash	42,221	18,041
Accounts receivable, net of allowance for doubtful accounts of $10,358 and $8,408, respectively	418,492	346,251
Unbilled revenue	176,440	205,285
Purchased gas adjustment receivable	137,092	9,921
Materials and supplies, at average cost	120,243	116,180
Fuel and natural gas inventory, at average cost	38,838	52,028
Unrealized gain on derivative instruments	52,910	46,507
Prepaid expense and other	31,638	25,674
Total current assets	1,037,822	855,339
Other long-term and regulatory assets:
Power cost adjustment mechanism	19,123	4,735
Other regulatory assets	688,072	773,552
Unrealized gain on derivative instruments	4,725	2,512
Operating lease right of use asset	169,114	—
Other	77,002	75,483
Total other long-term and regulatory assets	958,036	856,282
Total assets	$12,441,766	$12,097,523

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2019	December 31, 2018
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,275,105	3,275,105
Retained earnings	705,542	622,844
Accumulated other comprehensive income (loss), net of tax	(188,278)	(190,884)
Total common shareholder’s equity	3,793,228	3,707,924
Long-term debt:
First mortgage bonds and senior notes	3,764,412	3,764,417
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(31,007)	(31,417)
Total long-term debt	3,895,265	3,894,860
Total capitalization	7,688,493	7,602,784
Current liabilities:
Accounts payable	505,636	480,195
Short-term debt	432,000	379,297
Accrued expenses:
Taxes	131,643	117,993
Salaries and wages	32,170	50,785
Interest	56,903	43,951
Unrealized loss on derivative instruments	32,452	46,661
Operating lease liabilities	13,876	—
Other	109,504	79,312
Total current liabilities	1,314,184	1,198,194
Other long-term and regulatory liabilities:
Deferred income taxes	955,277	926,403
Unrealized loss on derivative instruments	7,184	11,095
Regulatory liabilities	755,016	745,880
Regulatory liability for deferred income taxes	967,694	976,582
Operating lease liabilities	160,786	—
Other deferred credits	593,132	636,585
Total other long-term and regulatory liabilities	3,439,089	3,296,545
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$12,441,766	$12,097,523

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Total Equity
Balance at December 31, 2017	85,903,791	$859	$3,275,105	$452,066	$(126,906)	$3,601,124
Net income (loss)	—	—	—	163,037	—	163,037
Common stock dividend paid	—	—	—	(58,611)	—	(58,611)
Other comprehensive income (loss)	—	—	—	—	(24,374)	(24,374)
Cumulative effect of accounting change	—	—	—	27,333	—	27,333
Balance at March 31, 2018	85,903,791	$859	$3,275,105	$583,825	$(151,280)	$3,708,509
Balance at December 31, 2018	85,903,791	$859	$3,275,105	$622,844	$(190,884)	$3,707,924
Net income (loss)	—	—	—	147,302	—	147,302
Common stock dividend paid	—	—	—	(64,604)	—	(64,604)
Other comprehensive income (loss)	—	—	—	—	2,606	2,606
Balance at March 31, 2019	85,903,791	$859	$3,275,105	$705,542	$(188,278)	$3,793,228

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$147,302	$163,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	180,678	184,490
Conservation amortization	33,286	36,864
Deferred income taxes and tax credits, net	19,293	19,505
Net unrealized (gain) loss on derivative instruments	(15,187)	(996)
AFUDC – equity	(3,597)	(3,351)
Production tax credit monetization	(27,131)	(43,586)
Other non-cash	1,109	1,131
Funding of pension liability	—	(4,500)
Regulatory assets and liabilities	(15,838)	20,871
Other long-term assets and liabilities	(11,959)	(9,844)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(19,711)	41,558
Materials and supplies	(4,063)	(1,825)
Fuel and natural gas inventory	13,190	15,543
Prepayments and other	(5,964)	(1,503)
Purchased gas adjustment	(127,171)	17,612
Accounts payable	45,714	(27,973)
Taxes payable	13,650	24,515
Other	8,006	(10,694)
Net cash provided by (used in) operating activities	231,607	420,854
Investing activities:
Construction expenditures – excluding equity AFUDC	(218,006)	(221,099)
Other	264	1,570
Net cash provided by (used in) investing activities	(217,742)	(219,529)
Financing activities:
Change in short-term debt, net	52,703	41,226
Dividends paid	(64,604)	(58,611)
Redemption of bonds and notes	—	(193,447)
Other	6,712	(1,529)
Net cash provided by (used in) financing activities	(5,189)	(212,361)
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,676	(11,036)
Cash, cash equivalents, and restricted cash at beginning of period	53,493	36,009
Cash, cash equivalents, and restricted cash at end of period	$62,169	$24,973
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$43,181	$52,847
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$77,400	$90,169

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Summary of Consolidation and Significant Accounting Policy

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

Tacoma LNG Facility
The Tacoma LNG facility is intended to provide peak-shaving services to PSE’s natural gas customers. By storing surplus natural gas, PSE is able to meet the requirements of peak consumption. LNG will also provide fuel to transportation customers, particularly in the marine market. On January 24, 2018, the Puget Sound Clean Air Agency (PSCAA) determined a Supplemental Environmental Impact Statement (SEIS) is necessary in order to rule on the air quality permit for the facility. As a result of requiring a SEIS, the Company's construction schedule may be impacted depending on the Puget Sound Clean Air Agency's timing and decision on the air quality permit. PSE received the draft SEIS on March 29, 2019 which concluded the LNG facility would result in a net decrease in GHG emissions, provided in part that the natural gas for the facility was sourced from British Columbia or Alberta. PSE must now await the final determination by PSCAA.
If delayed, the construction schedule and costs may be adversely impacted. Pursuant to an order by the Washington Utilities and Transportation Commission (Washington Commission), PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $175.7 million of construction work in progress and $0.3 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of March 31, 2019. Additionally, $139.7 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item, as PSE is a regulated entity.

Leases
PSE determines if an arrangement is, or contains, a lease at inception of the contract. If the arrangement is, or contains a lease, PSE assesses whether the lease is operating or financing for income statement and balance sheet classification. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in utility plant, other current liabilities, and other deferred credits in our consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of PSE's leases do not provide an implicit interest rate, PSE uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. For fleet, IT and wind farm leases, this rate is applied using a portfolio approach. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that PSE will exercise that option. On the statement of income, operating leases are generally accounted for under a straight-line expense model, while finance leases, which were previously referred to as capital leases, are generally accounted for under a financing model. Consistent with the previous lease guidance, however, the standard allows rate-regulated utilities to recognize expense consistent with the timing of recovery in rates.
PSE has lease agreements with lease and non-lease components. Non-lease components comprise common area maintenance and utilities, and are accounted for separately from lease components.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
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
In preparation for adoption of the standard, the Company assembled a project team that met bi-weekly to make key accounting assessments and perform pre-implementation controls related to the scoping and completeness of existing leases. Additionally, the Company implemented a new leasing system and drafted accounting policies including discount rate, variable pricing, power purchase agreements, and election of practical expedients. In addition to the land easement practical expedient, the Company has elected the practical expedient package.
These amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has adopted ASU 2016-02 as of January 1, 2019, which resulted in the recognition of right-of-use asset and lease liability financial statement line items that have not previously been recorded and are material to the consolidated balance sheets. Adoption of the standard did not have a material impact on the income statement. The financial impact as of the date of adoption was not materially different than what has been disclosed as of March 31, 2019, in Note 9, "Leases", to the consolidated financial statements included in Item 1 of this report.

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
The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this update prospectively in 2019 for implementation costs incurred in hosting arrangements.

Accounting Standards Issued but Not Yet Adopted
Credit Losses
In June 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326). The amendments in the update change how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is in the process of evaluating potential impacts of these amendments to Note 5, "Fair Value Measurements", to the consolidated financial statements.

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
The amendments in this update are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The Company is in the process of evaluating potential impacts of these amendments to Note 6, "Retirement Benefits", to the consolidated financial statements.

(3) Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31,
Revenue from contracts with customers:	2019	2018
Electric retail	$637,189	$630,806
Natural gas retail	322,560	334,033
Other	135,696	42,434
Total revenue from contracts with customers	1,095,445	1,007,273
Alternative revenue programs	(25,231)	(15,081)
Other non-customer revenue	44,625	45,816
Total operating revenue	$1,114,839	$1,038,008

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

Electric Transmission and Natural Gas Transportation Revenue
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

Biogas Revenue
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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	At March 31, 2019			December 31, 2018
(Dollars in Thousands)	Volumes	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$37,728	$16,538	*	$33,287	$27,284
Natural gas derivatives (MMBtus)[3]	316.3 million	19,907	23,098	336.6 million	15,732	30,472
Total derivative contracts		$57,635	$39,636		$49,019	$57,756
Current		$52,910	$32,452		$46,507	$46,661
Long-term		4,725	7,184		2,512	11,095
Total derivative contracts		$57,635	$39,636		$49,019	$57,756
_______________

[1]	Balance sheet classification: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.

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

*
Electric portfolio derivatives consist of electric generation fuel of 199.9 million One Million British Thermal Units (MMBtu) and purchased electricity of 10.1 million Megawatt Hours (MWhs) at March 31, 2019, and 194.8 million MMBtus and 6.6 million MWhs at December 31, 2018.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At March 31, 2019
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$57,635	$—	$57,635	$(29,907)	$—	$27,728
Liabilities:
Energy derivative contracts	39,636	—	39,636	(29,907)	—	9,729

Puget Energy and Puget Sound Energy
	At December 31, 2018
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$49,019	$—	$49,019	$(25,388)	$—	$23,631
Liabilities:
Energy derivative contracts	57,756	—	57,756	(25,388)	—	32,368
_______________

[1]	All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Classification	2019	2018
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	14,961	2,312
Realized	Electric generation fuel	13,328	(7,676)
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	226	(1,316)
Realized	Purchased electricity	36,292	(2,389)
Total gain (loss) recognized in income on derivatives		$64,807	$(9,069)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2019, approximately 95.6% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 4.4% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of March 31, 2019, PSE had cash posted as collateral of $20.3 million related to contracts executed on the ICE platform. Also, as of March 31, 2019, PSE had $12.3 million in cash collateral and a letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended March 31, 2019.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31, 2019			At December 31, 2018
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$1,442	$—	$1,442	$574	$—	$574
Requested credit for adequate assurance	5,175	—	—	18,495	—	—
Total	$6,617	$—	$1,442	$19,069	$—	$574
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

(5)	Fair Value Measurements

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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments totaling $49.6 million and $49.5 million at March 31, 2019 and December 31, 2018, respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At March 31, 2019		At December 31, 2018
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	5,513,611	6,698,705	5,510,591	6,443,742
Long-term debt (variable-rate)	2	175,300	175,300	161,900	161,900
Total liabilities		$5,688,911	$6,874,005	$5,672,491	$6,605,642

Puget Sound Energy		At March 31, 2019		At December 31, 2018
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	3,895,265	4,819,290	3,894,860	4,574,611
Total liabilities		$3,895,265	$4,819,290	$3,894,860	$4,574,611
_______________

[1]	The carrying value includes debt issuances costs of $25.3 million and $26.1 million for March 31, 2019 and December 31, 2018, respectively, which are not included in fair value.

[2]	The carrying value includes debt issuances costs of $24.2 million and $24.6 million for March 31, 2019 and December 31, 2018, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and	Fair Value			Fair Value
Puget Sound Energy	At March 31, 2019			At December 31, 2018
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$29,849	$7,879	$37,728	$28,765	$4,522	$33,287
Natural gas derivative instruments	15,738	4,169	19,907	12,247	3,485	15,732
Total assets	$45,587	$12,048	$57,635	$41,012	$8,007	$49,019
Liabilities:
Electric derivative instruments	$13,671	$2,867	$16,538	$24,124	$3,160	$27,284
Natural gas derivative instruments	21,687	1,411	23,098	28,660	1,812	30,472
Total liabilities	$35,358	$4,278	$39,636	$52,784	$4,972	$57,756

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and	Three Months Ended March 31,
Puget Sound Energy
(Dollars in Thousands)	2019			2018
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$1,362	$1,673	$3,035	$1,098	$1,923	$3,021
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	12,325	—	12,325	1,619	—	1,619
Included in regulatory assets / liabilities	—	1,897	1,897	—	4,976	4,976
Settlements	(13,483)	(1,100)	(14,583)	(503)	(1,803)	(2,306)
Transferred into Level 3	4,391	(398)	3,993	(1,837)	—	(1,837)
Transferred out of Level 3	417	686	1,103	809	—	809
Balance at end of period	$5,012	$2,758	$7,770	$1,186	$5,096	$6,282
_______________

1.
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $3.1 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.

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

The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of March 31, 2019:

Puget Energy and	Fair Value				Range
Puget Sound Energy
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$7,879	$2,867	Discounted cash flow	Power prices (per MWh)	$20.12	$72.30	$38.88
Natural gas	$4,169	$1,411	Discounted cash flow	Natural gas prices (per MMBtu)	$0.72	$3.79	$2.71
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2018:

Puget Energy and	Fair Value				Range
Puget Energy Sound
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$4,522	$3,160	Discounted cash flow	Power prices (per MWh)	$11.35	$66.45	$29.63
Natural gas	$3,485	$1,812	Discounted cash flow	Natural gas prices (per MMBtu)	$1.84	$5.80	$3.18
____________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of March 31, 2019 and December 31, 2018, a hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $5.7 million and $2.6 million, respectively.

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
As of March 31, 2019, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and found no impairment. The valuations were measured using a discounted cash flow, income-based valuation methodology. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates classified as Level 3 within the fair value hierarchy.

(6)	Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  Starting January 1, 2014, all United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry (UA) represented employees will receive annual employer contributions of 4.0% of eligible pay each year in the cash balance formula plan of the defined benefit pension. Starting January 1, 2014, for non-represented employees, and December 12, 2014 for employees represented by the International Brotherhood of Electrical Workers (IBEW), participants will receive annual employer contributions of 4.0% of eligible pay each year in the cash balance formula of the defined benefit pension or 401k plan account. Those employees receiving contributions in the cash balance formula plan also receive interest credits, which are at least 1.0% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, they will have annuity and lump sum options for distribution. PSE also maintains a non-qualified supplemental executive retirement plan (SERP) for its key senior management employees.
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
The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2019 and 2018:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$5,287	$5,425	$256	$212	$16	$17
Interest cost	7,216	6,780	578	530	112	110
Expected return on plan assets	(12,624)	(12,559)	—	—	(97)	(117)
Amortization of prior service cost	(495)	(495)	83	11	—	—
Amortization of net loss (gain)	251	462	341	394	(63)	(86)
Net periodic benefit cost	$(365)	$(387)	$1,258	$1,147	$(32)	$(76)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Three Months Ended March 31,
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$5,287	$5,425	$256	$212	$16	$17
Interest cost	7,216	6,780	578	530	112	110
Expected return on plan assets	(12,628)	(12,569)	—	—	(98)	(117)
Amortization of prior service cost	(393)	(393)	83	11	—	—
Amortization of net loss (gain)	3,165	3,630	433	517	(109)	(142)
Net periodic benefit cost	$2,647	$2,873	$1,350	$1,270	$(79)	$(132)

The following table summarizes the Company’s change in benefit obligation for the periods ended March 31, 2019 and December 31, 2018:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended	Year Ended	Three Months Ended	Year Ended	Three Months Ended	Year Ended
(Dollars in Thousands)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Change in benefit obligation:
Benefit obligation at beginning of period	$677,643	$700,481	$55,708	$55,754	$10,636	$11,454
Amendments	—	—	—	1,446	—	—
Service cost	5,287	22,757	256	847	16	69
Interest cost	7,216	27,303	578	2,120	112	444
Actuarial loss (gain)	—	(29,067)	—	1,122	—	(379)
Benefits paid	(10,925)	(42,662)	(503)	(5,581)	(262)	(1,037)
Medicare part D subsidy received	—	—	—	—	—	85
Administrative Expense	—	(1,169)	—	—	—	—
Benefit obligation at end of period	$679,221	$677,643	$56,039	$55,708	$10,502	$10,636

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2019 are expected to be at least $18.0 million, $6.2 million and $0.2 million, respectively. During the three months ended March 31, 2019, the Company contributed $0.5 million to fund the SERP. During the three months ended March 31, 2018, the Company contributed $4.5 million and $0.6 million to fund the qualified pension plan and SERP, respectively. The Company contributed an immaterial amount to fund the other postretirement plans.

(7) Regulation and Rates

Expedited Rate Filing
On November 7, 2018, PSE filed an expedited rate filing (ERF) with the Washington Commission. The filing requested to change rates associated with PSE’s delivery and fixed production costs. It did not include variable power costs, purchased gas costs or natural gas pipeline replacement program costs, which are recovered in separate mechanisms. The filing was based on historical test year costs and rate base, and followed the reporting requirements of a Commission Basis Report, as defined by the Washington Administrative Code, but used end of period rate base and certain annualizing adjustments. It did not include any forward-looking or pro-forma adjustments. Included in the filing was a reduction to the overall authorized rate of return from 7.6% to 7.49% to recognize a reduction in debt costs associated with recent debt activity. PSE requested an overall increase in electric rates of $18.9 million annually, which is a 0.9% increase, and an overall increase in natural gas rates of $21.7 million annually, which is a 2.7% increase.
On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms that resolved all issues in the filing. The settlement agreement was filed on January 30, 2019. The parties agreed to a $21.5 million annual increase for natural gas and no rate increase for electric which became effective March 1, 2019. As is discussed below, these rates include the offsetting effect of passing back to customers plant related excess deferred income taxes that resulted from the Tax Cuts and Jobs Act (TCJA), using the average rate assumption method (ARAM) amounts to arrive at the settlement rate changes.
The settlement agreement provides for the pass back of plant related excess deferred income taxes that resulted from the TCJA using the ARAM methodology based on 2018 amounts beginning March 1, 2019, in the amount of $6.1 million for natural gas and $25.9 million for electric. The settlement agreement left the determination for the regulatory treatment of the remaining items related to the TCJA, listed below, to PSE’s next GRC:

1)	excess deferred taxes for non-plant- related book/tax differences,

2)
the deferred balance associated with the over-collection of income tax expense for the period January 1 through April 30, 2018 (the time period that encompasses the effective date of the TCJA to May 1, 2018, the effective date of the TCJA rate change); and

3)	the turnaround of plant related excess deferred income taxes using the ARAM method for the period from January 2018 through February 2019, the rate effective date for the ERF.
The agreement provides that PSE may defer the depreciation expense associated with PSE’s ongoing investment in its advanced metering infrastructure (AMI) investment and may defer the return on the AMI investment that was included in the test year of the filing. The agreement preserves the parties' rights to argue whether or not these deferrals should be recovered in the Company’s next GRC. The rate of return adopted in the settlement for reporting and deferral purposes is 7.49%. On February 21, 2019, the Commission approved the settlement with one condition. The Commission required that PSE pass back the deferred balance associated with the tax over-collection for the period from January 1, 2018 through April 30, 2018, discussed in item 2 above over a one year period beginning May 1, 2019.

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
As a result of the Washington Commission’s final order in the ERF, the excess deferred taxes associated with non-plant-related book/tax differences and the treatment of the excess deferred taxes associated with plant related book/tax differences from January 1, 2018 through February 28, 2019 will be addressed in PSE’s next GRC. The Commission also required in the ERF order that PSE pass back the deferred balance associated with the tax over-collection for the period from January 1, 2018 through April 30, 2018, discussed in item 2 above over a one year period beginning May 1, 2019.

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
On February 21, 2019, the Washington Commission approved the multi-party settlement agreement which was filed within PSE’s ERF filing. As part of this settlement agreement, electric and natural gas allowed delivery revenue per customer was updated to reflect changes in the approved revenue requirement. For electric, there were no changes to the annual allowed fixed power cost revenue. The changes took effect on March 1, 2019.
On March 31, 2019, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that all of electric deferred revenue will be collected within 24 months of the annual period; therefore, no adjustment was booked to 2019 decoupling revenue.

Electric Regulation and Rates
Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the three months ended March 31, 2019, PSE incurred $38.4 million in storm-related electric transmission and distribution system restoration costs, of which the Company deferred $1.1 million and $26.4 million as regulatory assets related to storms that occurred in 2018 and 2019, respectively. This compares to $5.7 million incurred in storm-related electric transmission and distribution system restoration costs for the three months ended March 31, 2018, of which no amount was deferred to a regulatory asset. Under the December 5, 2017 Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

(8) Commitments and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in Colstrip Units 3 and 4. In March 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. In July 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court in September 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and Talen Energy, agreed to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana no later than July 1, 2022. The Washington Commission allows full recovery in rates of the net book value (NBV) at retirement and related decommissioning costs consistent with prior precedents.
Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. The increase in depreciation caused the Colstrip Units 1 and 2 regulatory asset to be reduced to $130.9 million and $130.7 million as of March 31, 2019, and December 31, 2018, respectively. However, the full scope of decommissioning activities and costs may vary from the estimates that are available at this time. The GRC also repurposed PTCs and hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2. Additionally, PSE has accelerated the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027.

Greenwood
In March 2016, a natural gas explosion occurred in the Greenwood neighborhood of Seattle, WA, damaging multiple structures. The Washington Commission Staff completed its investigation of the incident and filed a complaint in September 2016. In March 2017, pipeline safety regulators and PSE reached a settlement in response to the complaint. As part of the agreement, PSE paid a penalty of $1.5 million and is currently implementing a comprehensive inspection and remediation program.

Other Commitments and Contingencies
There have been no material changes to the contractual obligations and consolidated commercial commitments disclosed in Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2018.

(9)  Leases

PSE has operating leases for buildings for our corporate offices and operations, real estate for our operating facilities and PSE and PLNG LNG facility, land for our wind farms, and vehicles for PSE’s fleet. Our finance leases are for office printers. Our leases have remaining lease terms of less than a year to 26 years, some of which include options to extend the leases for up to 25 years.

The components of lease expense were as follows:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2019
Finance lease cost:
Amortization of right-of-use asset	$158
Interest on lease liabilities	9
Total finance lease cost	$167

Operating lease cost[1]	$4,784
_______________

[1]	Includes $0.3 million allocated to PLNG at PE related to the Tacoma land lease.

Supplemental cash flow information related to leases was as follows:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(4,346)
Investing cash flow for operating leases[1]	(438)
Operating cash flow for finance leases	(9)
Financing cash flows for finances leases	(158)
_______________

[1]	Includes $0.3 million allocated to PLNG at PE related to the Tacoma land lease.

Supplemental balance sheet information related to leases was as follows:

Puget Sound Energy
(Dollars in Thousands)	At March 31,
Operating Leases	2019
Operating lease right-of-use asset	$169,114

Operating leases liabilities current	$(13,876)
Operating lease liabilities long-term	(160,786)
Total Operating lease liabilities:	$(174,662)

Finance Leases
Common Plant	$1,395

Other current liabilities	$(553)
Other deferred credits	(864)
Total finance lease liabilities	$(1,417)

Weighted Average Remaining Lease Term
Operating leases	13.66 years
Finance leases	3.02 years

Weighted Average Discount Rate
Operating leases	3.78%
Finance leases	2.97%

The following tables summarize the Company’s estimated future minimum lease payments as of March 31, 2019, and December 31, 2018, respectively:

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2019 (remaining nine months)	$15,505	$430
2020	20,672	511
2021	20,598	376
2022	20,171	147
2023	19,213	11
Thereafter	132,889	—
Total lease payments	229,048	1,475
Less imputed interest	(54,386)	(58)
Total	$174,662	$1,417

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2019	$20,635	$495
2020	20,704	446
2021	20,630	311
2022	20,202	82
2023	19,223	—
Thereafter	132,889	—
Total minimum lease payments	$234,283	$1,334

(10) Other

Long-Term Debt
In April 2019, Puget Energy entered into an additional $24.0 million of supplemental loans under the expansion feature of the term loan agreement with the existing lenders. All other terms and conditions of the agreement remain unchanged. The proceeds from the term loan and supplemental loans will be used to repay borrowings under the revolving credit facility, which carries a higher interest rate. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2018.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2018. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the U.S. Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma liquefied natural gas (LNG) facility, currently under construction. All of Puget Energy's common stock is indirectly owned by Puget Holdings, LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including Macquarie Infrastructure Partners, Macquarie Capital Group Limited, the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation (BCIMC), and the Alberta Investment Management Corporation (AIMCo). In August 2018, Macquarie Infrastructure Partners and Macquarie Capital Group Limited reached an agreement to sell their shares to Ontario Municipal Employee Retirement System (OMERS), PGGM Vermogensbeheer B.V. and current owners, AIMCo and BCIMC.  The sale was approved by various federal and state agencies, including that of the Washington Utilities and Transportation Commission (Washington Commission), and closed on April 17th, 2019.  Puget Energy and PSE are collectively referred to herein as “the Company.”
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

Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended March 31, 2019 is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2019 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission. The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Accordingly, under existing modified historical ratemaking, the Company will need to seek rate relief through a rate case on a regular and frequent basis in the foreseeable future after the investment is made. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost-effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment is not reasonable or prudent, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.
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

Expedited Rate Filing
On November 7, 2018, PSE filed an expedited rate filing (ERF) with the Washington Commission. On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms. The settlement agreement was filed on January 30, 2019. On February 21, 2019, the Commission approved the settlement with one condition. The Commission requires that PSE pass back the deferred balance associated with the tax over-collection from January 1, 2018, through April 30, 2018, over a one year period beginning May 1, 2019.

For further details regarding the 2018 ERF filing, see Note 7, "Regulations and Rates" to the consolidated financial statements included in part 1 of this report.

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

General Rate Case Filing
On January 13, 2017, PSE filed its GRC with the Washington Commission. On December 5, 2017, the Washington Commission entered a final order accepting the multi-party settlement agreement and determining the contested issues in the case. The rates authorized by the Commission in the final order became effective December 19, 2017. For further details regarding the 2017 GRC filing, see Note 3, "Regulation and Rates" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2018.

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
On February 21, 2019, the Washington Commission approved the multi-party settlement agreement which was filed within PSE’s ERF filing. As part of this settlement agreement, electric and natural gas allowed delivery revenue per customer was updated to reflect changes in the approved revenue requirement. For electric, there were no changes to the annual allowed fixed power cost revenue. The changes took effect on March 1, 2019.
On March 31, 2019, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that all of electric deferred revenue will be collected within 24 months of the annual period; therefore, no adjustment was booked to 2019 decoupling revenue.

The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
May 1, 2019	0.9%	$20.6
May 1, 2018	(1.1)	(25.2)
Natural Gas:
May 1, 2019	(5.3)%	$(45.9)
May 1, 2018	1.7	15.9
_______________

[1]
There were no excess earnings for either electric or natural for the rates effective May 1, 2019. The increase in revenue is net of reductions from excess earnings of $10.0 million for electric and $4.9 million for natural gas effective May 1, 2018.

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
For the three months ended March 31, 2019, in its PCA mechanism, PSE under recovered its power costs by $43.1 million of which $14.3 million amount was apportioned to customers.  This compares to an over recovery of power costs of $7.5 million for the three months ended March 31, 2018 of which no amounts were apportioned to customers. Power costs have been higher than the allowed base line in 2019 which has led to an increase in the PCA deferral causing an under collection compared to the prior year. Actual power costs were less than baseline rates in 2018 which caused an over collection. Load increased 4.2% year over year which is one driver of increased power cost. This was driven by colder temperatures in February and early March. Additionally, power prices increased during the period as compared to the prior year. Increase in prices are due to: 1) Cold weather in February and early March which drove regional loads up; 2) Westcoast pipeline capacity limitations contributed to higher natural gas and power prices; 3) An outage on a transmission line contributed to a liquidity crisis at Mid-C, resulting in high market power prices; and 4) The relative prices of natural gas and power reduced the supply of natural gas-fired generation and increased the demand for market power, increasing prices.

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
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2019	(0.9)%	$(17.5)
May 1, 2018	(0.8)	(18.0)

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2019	(0.2)%	$(5.1)
May 1, 2018	(0.1)	(1.3)

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
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)

May 1, 2019	0.1%	$1.1

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2019	(0.2)%	$(1.6)
May 1, 2018	(0.2)	(2.2)

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

Purchased Gas Adjustment
PSE has a PGA mechanism that allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable or payable balance in the PGA mechanism reflects an under recovery or over recovery, respectively, of natural gas cost through the PGA mechanism. Rates typically change annually on November 1st although out-of-cycle rate changes are allowed at other times of the year if needed.
On April, 25, 2019, the Washington Commission approved PSE’s request for an out-of-cycle change to PGA rates with the rate change taking effect May 1, 2019. The out-of-cycle PGA filing was needed to begin amortizing a large PGA commodity deferral balance that had grown due to higher than projected commodity costs during the 2018/19 winter. These higher than projected commodity costs were primarily due to an October 9, 2018 rupture and subsequent explosion on Westcoast Pipeline which is one of the major pipelines feeding PSE’s distribution system. The pipeline was repaired in October 2018, however supply capacity on the pipeline was limited over the 2018/19 winter leading to higher prices. February weather was also much colder than normal which also increased the demand for natural gas. Due to the large commodity balance, the amortization period will take place over two years (May 2019-April 2021) in order to limit impacts on customer’s bills.
The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective date:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2019	6.3%	$54.0
November 1, 2018	(10.9)	(98.4)

Other Proceedings
Large Customer Retail Wheeling
Following multiples discussions between PSE, the Microsoft Corporation, and others, and after completing a negotiated regulatory process, in July 2017, the Washington Commission issued an order approving a special contract between PSE and Microsoft relating to retail access for Microsoft loads currently being served under PSE’s electric Schedule 40. The special contract includes the following conditions: (i) Microsoft must exceed Washington State’s current renewable portfolio standards, (ii) the remainder of power sold to Microsoft must be carbon free, (iii) there will be no reduction in Microsoft's funding of PSE’s conservation programs, (iv) Microsoft will pay a transition fee that will be a straight pass-through to customers and (v) Microsoft will fund enhanced low-income support. Microsoft began taking service under the special contract on April 1, 2019 after meeting the eligibility requirements under the special contract.

Voluntary Long-Term Renewable Energy
Effective September 2016, the Washington Commission approved PSE's tariff revision to create an additional voluntary renewable energy product. This provides customers with electric generation resource options to help them meet their sustainability goals. Incremental costs of the program will be allocated to the voluntary participants of the program as is the case with PSE’s existing Green Power programs. PSE initially offered this service, Green Direct, to larger customers (aggregated annual loads greater than 10,000 MWh) and government customers. The initial resource option offered under this rate schedule is a new wind generation facility with the capacity of approximately 136.8 MW that will be constructed in the region by a developer under contract to PSE to meet the demand for this voluntary renewable energy product. The project is expected to begin generating power in late 2019. Twenty-one customers have fully subscribed to the anticipated output of the project.
In July 2018, the Washington Commission approved a second phase of the Green Direct product. The phase 2 offering will be a blend of the phase 1 wind and a solar project. In October 2018, the Washington Commission approved an expansion of the solar project from 120 MW to 150 MW. Phase 1 customers will receive wind through 2020; and then will receive the blended energy in 2021. Open enrollment for phase 2, which is fully subscribed, began on August 31, 2018. Twenty customers will start receiving energy through the program in 2021.
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
The following chart displays the details of PSE's electric margin changes for the three months ended March 31, 2018 and 2019:

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three months ended March 31, 2018 compared to 2019
Electric Operating Revenue
Electric operating revenues increased $99.3 million from the prior year primarily due to an increase in other revenues of $92.4 million, an increase in sales to other utilities of $15.8 million and an increase in other decoupling revenue of $9.9 million; partially offset by a decrease in electric retail sales of $12.5 million and a decrease in decoupling revenue of $6.3 million.  These items are discussed in detail below.

•
Electric retail sales decreased $12.5 million due to a decrease in rates of $34.9 million, offset by an increase of $22.3 million from additional retail electricity usage of 3.3% compared to the prior year. The additional usage was due to an increase of residential and commercial use per customer of 5.2% and 0.9%, respectively, which was driven by an increase in heating degree days of 3.4% and an increase in retail customers of 1.4% compared to 2018. The rate decrease was attributable to the annual decoupling rate mechanism rate decrease of 1.1% and a 3.4% decrease due to lower corporate tax rates resulting from the TCJA, which both became effective in May 2018.

•
Sales to other utilities increased $15.8 million due to a 12.8% increase in volumes from an additional 111.8% of combustion turbine generation as a result of favorable heat rates and increased demand for market power, in addition to a 115.7% increase in electric wholesale prices due to sustained cold weather leading to increased demand and regional gas supply constraints.

•
Decoupling revenue decreased $6.3 million, the combination of a $2.4 million decrease in delivery deferral revenues and a $3.9 million decrease in PCA fixed cost deferral revenues, driven by lower allowed rate per customer and increased usage, as noted above in the retail revenue section. This resulted in allowed delivery and FPC revenues being closer to actual delivery and FPC revenues in the current year than in prior year.

•
Other decoupling revenue increased $9.9 million , primarily due to an $8.1 million increase year-over-year related to a decrease in current year amortization of previous years' decoupling deferrals resulting from lower amortization rates. In addition, in 2018, estimated earnings in excess of allowed ROR were trued up to match actual earnings in excess of allowed ROR by $1.5 million.

•
Transportation and other revenue increased $92.4 million primarily due to an increase in net wholesale non-core natural gas sales of $88.6 million and tax reform deferrals in 2018 for revenue subject to refunds of $18.9 million, offset by a decrease in production tax credit (PTC) deferral revenue of $16.5 million for the re-purpose of the PTCs. The increase in net wholesale non-core natural gas sales was due to an approximately 385% increase in the average price of the non-core gas sold in 2019 compared to 2018, offset by an 11% decrease in sales volume and a $29.8 million increase in the total cost of the non-core gas sold due to an approximately 141% increase in the average price of non-core gas purchases. The 2019 increase in gas prices was due to the continued effect of the Enbridge pipeline rupture which led to a decrease in pipeline capacity in the region at the same time that there was compressor issues at a gas storage facility limiting gas deliverability, and higher than expected load due to the cold weather in 2019. Also contributing to the net increase was a $7.7 million decrease in gas hedging costs, with 2019 seeing a $0.8 million gain.

Electric Power Costs
Electric power costs increased $150.1 million primarily due to an increase of $116.5 million of purchased electricity costs and an increase of $34.8 million of electric generation fuel expense. These items are discussed in detail below.

•
Purchased electricity expense increased $116.5 million primarily due to a 77.5% increase in wholesale prices and partially offset by a 1.1% decrease in wholesale electricity purchases. Spot power prices at Mid-Columbia hit an 18-year high largely driven by record-breaking natural gas prices and sustained cold weather.

•
Electric generation fuel expense increased $34.8 million primarily due to a $32.9 million increase in combustion turbine generation costs primarily driven by an increase in generation of 111.8% as a result of favorable heat rates and reduced wind and hydro production. Additionally, all-time high natural gas prices at Sumas, which were largely due to regional natural gas supply constraints and cold weather leading to increased demand and increased fuel costs.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended March 31, 2018 and 2019:
_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three months ended March 31, 2018 compared to 2019
Natural Gas Operating Revenue
Natural gas operating revenue decreased $25.6 million primarily due to a decrease of $20.9 million in total retail sales, a decrease of $11.2 million in other decoupling revenue and $2.6 million in decoupling revenue; partially offset by an increase in transportation and other revenue of $9.1 million. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $20.9 million due to a decrease in rates of $44.8 million, offset by an increase in natural gas sales of $23.9 million, which is a result of an increase in natural gas load of 5.1%. Natural gas load increased primarily due to the increase in average therms used per residential and commercial customers of 8.7% and 5.1%, respectively, compared to 2018, as a result of a 3.4% increase in heating degree days, which increased the natural gas heating load compared to prior year. The decrease in rates was primarily driven by a decrease in PGA rates of 10.9%, a 2.7% decrease due to lower corporate tax rates resulting from the TCJA, and was offset by a 1.7% increase in decoupling rates. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes.

•	Decoupling revenue decreased $2.6 million. This is primarily attributable to a lower allowed rate per customer and increased usage, as noted above in the retail revenue section. This resulted in allowed natural gas revenues being closer to actual natural gas revenues in the current year than in prior year.

•
Other decoupling revenue decreased $11.2 million, primarily due to an $8.8 million decrease year-over-year related to an increase in current year amortization of previous years' decoupling deferrals resulting from higher amortization rates and increased natural gas usage in the current year. In addition, in 2018, estimated earnings in excess of allowed ROR were trued up to match actual earnings in excess of allowed ROR by $3.4 million.

•	Transportation and other revenue decreased $9.1 million primarily due to tax reform deferrals for revenue subject to refund in 2018 of $8.5 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $28.2 million due to a decrease in natural gas costs included in PGA rates partially offset by an increase in natural gas usage of 5.1%.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended March 31, 2018 and 2019:

Three months ended March 31, 2018 compared to 2019
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments increased $14.2 million to a net gain of 15.2 million. The primary drivers for the increase in gains was due to an increase in the weighted average electricity and natural gas forward prices of 33.7%, resulting in a $40.2 million increase, and 32.3%, resulting in a $33.7 million increase, respectively. However, these increases were offset by settlements of $38.7 million and $21.0 million of electric and natural gas trades, respectively, previously recorded as gains.

•	Utility operations and maintenance expense decreased $2.6 million primarily due to a decrease in low income assistance funding expense.

•	Non-utility expense and other increased $3.3 million due to an increase in long-term incentive plan expense of $1.8 million and an increase in biogas purchase expense of $1.4 million.

•
Depreciation and amortization expense decreased $7.4 million primarily driven by: (i) a decrease in amortization of PTC regulatory liability of $16.5 million in the first quarter of 2019 compared to the same period in 2018; and partially offset by (ii) electric depreciation expense increased $2.2 million, primarily due to net asset additions to distribution of $237.5 million; (iii) an increase of $10.1 million due to net additions of $236.3 million of computer software; and (iv) an increase in natural gas depreciation expense of $1.8 million primarily due to net asset additions to distribution of $221.8 million offset by a depreciation rate change to a lower rate.

•	Taxes other than income taxes decreased $2.4 million primarily due to decreases in municipal taxes of $2.0 million and state excise taxes of $1.4 million as a result of a decrease in retail revenue.

Other Income, Interest Expense and Income Tax Expense

•
Other Income/expense increased $3.2 million primarily due to a $1.3 million increase in the Washington Commission Allowance for Funds used During Construction (AFUDC) driven by a change in the rate and an increase in eligible CWIP, as well as a $1.3 million increase in pension non-service costs recorded in 2019 as compared to 2018. For further details regarding the non-service cost component, see Note 6, "Retirement Benefits" to the consolidated financial statements included in Item 1 of this document.

•	Income tax expense decreased $2.9 million primarily driven by a decrease in pre-tax income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three months ended March 31, 2018 and 2019 are as follows:

Three months ended March 31, 2018 compared to 2019
Summary Results of Operation
Puget Energy’s net income decreased for the three months ended March 31, 2019 by $14.7 million primarily due to a decrease over the prior year for PSE's net income.

Capital Requirements
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2019, there were no material changes to the contractual obligations and consolidated commercial commitments disclosed in Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2018.
The following are the Company's aggregate availability under commercial commitments as of March 31, 2019:

Puget Sound Energy and Puget Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Commercial commitments:
PSE revolving credit facility	$800,000	$—	$—	$800,000	$—
Inter-company short-term debt	30,000	$—	—	—	30,000
Total PSE commercial commitments	$830,000	$—	$—	$800,000	$30,000
Puget Energy revolving credit facility	774,700	—	—	774,700	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,574,700	$—	$—	$1,574,700	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2.

Off-Balance Sheet Arrangements
As of March 31, 2019, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $218.0 million for the three months ended March 31, 2019. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Millions)	2019	2018	Change
Net income	$147,302	$163,037	$(15,735)
Non-cash items[1]	188,451	194,057	(5,606)
Changes in cash flow resulting from working capital[2]	(76,349)	57,233	(133,582)
Regulatory assets and liabilities	(15,838)	20,871	(36,709)
Other noncurrent assets and liabilities[3]	(11,959)	(14,344)	2,385
Net cash provided by operating activities	$231,607	$420,854	$(189,247)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayment, PGA, accounts payable and accrued expenses.

[3]	Other non-current assets and liabilities include funding of pension liability.

Three Months Ended March 31, 2019 compared to 2018
Cash generated from operations for the three months ended March 31, 2019 decreased by $189.2 million including a net income decrease of $15.7 million. The following are significant factors that impacted PSE's cash flows from operations:

•
Cash flow adjustments resulting from non-cash items decreased $5.6 million primarily due to decreases in unrealized gains and losses on derivative instruments of $14.2 million, depreciation and amortization of $3.8 million, and conservation amortization of $3.6 million offset by production tax credit monetization of $16.5 million.

•	Cash flows resulting from changes in working capital decreased $133.6 million primarily due to changes in power gas adjustments of $144.8 million.

•
Cash flows resulting from regulatory assets and liabilities decreased $36.7 million primarily due to increases in revenue subject to refund and the power cost adjustment mechanism in 2018 compared to 2019.

Puget Energy	Three Months Ended March 31,
(Dollars in Millions)	2019	2018	Change
Net income	$(15,148)	$(16,140)	$992
Non-cash items[1]	(5,260)	(2,377)	(2,883)
Changes in cash flow resulting from working capital[2]	(11,498)	300	(11,798)
Regulatory assets and liabilities	—	—	—
Other noncurrent assets and liabilities[3]	(1,504)	(3,316)	1,812
Net cash provided by operating activities	$(33,410)	$(21,533)	$(11,877)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, PGA, accounts payable and accrued expenses.

[3]	Other noncurrent assets and liabilities include funding of pension liability.

Three Months Ended March 31, 2019 compared to 2018
Cash generated from operations for the three months ended March 31, 2019, in addition to the changes discussed at PSE above, decreased by $11.9 million compared to the same period in 2018.  The change was primarily impacted by the factors explained below:

•	Cash flow resulting from working capital decreased $11.8 million primarily due to changes in accounts receivable.

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

Puget Sound Energy
Credit Facility
As of March 31, 2019, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. The unsecured revolving credit facility matures in October 2022.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of March 31, 2019, PSE was in compliance with all applicable covenant ratios.
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
As of March 31, 2019, no amounts were drawn and outstanding under PSE's credit facility and $432.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $3.0 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of March 31, 2019, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at March 31, 2019, PSE could issue:

•
Approximately $2.3 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.8 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2019; and

•
Approximately $614.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.0 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at March 31, 2019.

At March 31, 2019, PSE had approximately $7.5 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On November 21, 2016, PSE filed a shelf registration statement under which it may issue, as of the date of this report, up to $200.0 million aggregate principal amount of senior notes secured by first mortgage bonds. The shelf registration will expire in November 2019.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At March 31, 2019, approximately $877.7 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 44.5% at March 31, 2019 and the EBITDA to interest expense was 5.4 to 1.0 for the twelve months ended March 31, 2019.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Puget Energy
Credit Facility
At March 31, 2019, Puget Energy maintained an $800.0 million credit facility which matures in October 2022. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of March 31, 2019, there was $25.3 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of March 31, 2019, Puget Energy was in compliance with all applicable covenants.

Long-Term Debt
In April 2019, Puget Energy entered into an additional $24.0 million of supplemental loans under the expansion feature of the term loan agreement with the existing lenders. All other terms and conditions of the agreement remain unchanged. The proceeds from the term loan and supplemental loans will be used to repay borrowings under the revolving credit facility, which carries a higher interest rate.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.6 to 1.0 for the twelve months ended March 31, 2019.
At March 31, 2019, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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
Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. The increase in depreciation caused the Colstrip Units 1 and 2 regulatory asset to be reduced to $130.9 million and $130.7 million as of March 31, 2019 and December 31, 2018, respectively. The full scope of decommissioning activities and costs may vary from the estimates that are available at this time. The GRC also repurposed PTCs and hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2. Additionally, PSE has accelerated the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027.

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
In September 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. In September 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. In March 2018, the Thurston County Superior Court invalidated the CAR. The Department of Ecology appealed the Superior Court decision in May 2018. As a result of the appeal, direct review to the Washington State Supreme Court was granted and oral argument was held on March 16, 2019, but no determination by the court has yet been made. The federal court litigation has been held in abeyance pending resolution of the state case.

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
The Tacoma LNG facility is currently under construction. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. As of March 31, 2019, Puget LNG has incurred $176.0 million in construction work in progress and operating costs related to Puget LNG’s portion of the Tacoma LNG facility. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, counterparty credit risk, as well as interest rate risk. PSE maintains risk policies and procedures to help manage the various risks. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, PE implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, PSE implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in PSE’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II                  OTHER INFORMATION

Item 1.     Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of March 31, 2019.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.

Item 1A.     Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the period ended December 31, 2018.

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
101
Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2019 filed on April 30, 2019 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

__________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	May 1, 2019