Form 10-Q
period 2019-06-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2019-08-01
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ________

Commission File Number	Exact name of registrant as specified in its charter, state of incorporation, address of principal executive offices, telephone number	I.R.S. Employer Identification Number

1-16305	PUGET ENERGY, INC. A Washington Corporation 355 110th Ave NE Bellevue, Washington 98004 (425) 454-6363	91-1969407

1-4393	PUGET SOUND ENERGY, INC. A Washington Corporation 355 110th Ave NE Bellevue, Washington 98004 (425) 454-6363	91-0374630
Securities Registered pursuant to Section 12(b) of the Securities Exchange Act of 1934

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenue:
Electric	$510,742	$501,510	$1,309,670	$1,201,196
Natural gas	153,457	160,196	458,125	490,480
Other	6,731	10,146	17,974	18,184
Total operating revenue	670,930	671,852	1,785,769	1,709,860
Operating expenses:
Energy costs:
Purchased electricity	124,001	129,114	394,703	283,320
Electric generation fuel	37,601	29,750	114,800	72,173
Residential exchange	(15,972)	(16,091)	(41,135)	(40,035)
Purchased natural gas	41,116	53,872	140,503	181,487
Unrealized (gain) loss on derivative instruments, net	30,332	(6,911)	15,145	(7,907)
Utility operations and maintenance	149,424	140,131	307,379	300,655
Non-utility expense and other	10,620	8,419	24,377	21,249
Depreciation and amortization	164,715	152,105	345,412	336,617
Conservation amortization	20,029	24,025	53,315	60,888
Taxes other than income taxes	69,949	73,347	178,695	184,535
Total operating expenses	631,815	587,761	1,533,194	1,392,982
Operating income (loss)	39,115	84,091	252,575	316,878
Other income (expense):
Other income	15,439	8,116	29,003	21,573
Other expense	(1,825)	(2,330)	(3,601)	(4,428)
Interest charges:
AFUDC	3,570	3,318	6,920	6,201
Interest expense	(87,770)	(86,084)	(175,786)	(174,410)
Income (loss) before income taxes	(31,471)	7,111	109,111	165,814
Income tax (benefit) expense	1,481	3,469	9,909	15,272
Net income (loss)	$(32,952)	$3,642	$99,202	$150,542

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(32,952)	$3,642	$99,202	$150,542
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $25, $60, $50 and $120, respectively	91	226	183	453
Reclassification of stranded taxes to retained earnings due to tax reform	—	—	—	(5,230)
Other comprehensive income (loss)	91	226	183	(4,777)
Comprehensive income (loss)	$(32,861)	$3,868	$99,385	$145,765

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) ASSETS

	June 30, 2019	December 31, 2018
Utility plant (at original cost, including construction work in progress of $615,782 and $550,466 respectively):
Electric plant	$8,644,737	$8,515,482
Natural gas plant	3,746,984	3,598,732
Common plant	1,060,836	1,027,023
Less: Accumulated depreciation and amortization	(3,038,181)	(2,832,321)
Net utility plant	10,414,376	10,308,916
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	267,421	244,444
Total other property and investments	1,923,934	1,900,957
Current assets:
Cash and cash equivalents	8,028	37,521
Restricted cash	15,970	18,041
Accounts receivable, net of allowance for doubtful accounts of $10,403 and $8,408, respectively	205,508	338,782
Unbilled revenue	135,385	205,285
Purchased gas adjustment receivable	144,917	9,921
Materials and supplies, at average cost	119,949	116,180
Fuel and natural gas inventory, at average cost	58,689	53,351
Unrealized gain on derivative instruments	23,525	46,507
Prepaid expense and other	26,123	25,674
Power contract acquisition adjustment gain	7,453	6,114
Total current assets	745,547	857,376
Other long-term and regulatory assets:
Power cost adjustment mechanism	22,311	4,735
Regulatory assets related to power contracts	15,169	16,693
Other regulatory assets	721,669	773,552
Unrealized gain on derivative instruments	3,249	2,512
Power contract acquisition adjustment gain	151,715	156,597
Operating lease right of use asset	172,278	—
Other	87,456	77,523
Total other long-term and regulatory assets	1,173,847	1,031,612
Total assets	$14,257,704	$14,098,861

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) CAPITALIZATION AND LIABILITIES

	June 30, 2019	December 31, 2018
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	692,128	629,003
Accumulated other comprehensive income (loss), net of tax	(77,019)	(77,202)
Total common shareholder’s equity	3,924,066	3,860,758
Long-term debt:
First mortgage bonds and senior notes	3,764,412	3,764,412
Pollution control bonds	161,860	161,860
Long-term debt	1,981,900	1,961,900
Debt discount, issuance costs and other	(209,646)	(215,681)
Total long-term debt	5,698,526	5,672,491
Total capitalization	9,622,592	9,533,249
Current liabilities:
Accounts payable	277,120	480,069
Short-term debt	540,000	379,297
Accrued expenses:
Taxes	97,314	118,112
Salaries and wages	40,611	50,785
Interest	69,789	70,099
Unrealized loss on derivative instruments	40,695	46,661
Power contract acquisition adjustment loss	2,492	2,547
Operating lease liabilities	14,713	—
Other	128,805	79,312
Total current liabilities	1,211,539	1,226,882
Other long-term and regulatory liabilities:
Deferred income taxes	807,145	789,297
Unrealized loss on derivative instruments	8,451	11,095
Regulatory liabilities	722,080	747,203
Regulatory liability for deferred income taxes	960,423	975,974
Regulatory liabilities related to power contracts	159,168	162,711
Power contract acquisition adjustment loss	12,677	14,146
Operating lease liabilities	163,698	—
Other deferred credits	589,931	638,304
Total other long-term and regulatory liabilities	3,423,573	3,338,730
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$14,257,704	$14,098,861

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	200	$—	$3,308,957	$465,355	$(24,282)	$3,750,030
Net income (loss)	—	—	—	146,897	—	146,897
Common stock dividend paid	—	—	—	(30,096)	—	(30,096)
Other comprehensive income (loss)	—	—	—	—	(5,003)	(5,003)
Cumulative effect of accounting change	—	—	—	5,230	—	5,230
Balance at March 31, 2018	200	$—	$3,308,957	$587,386	$(29,285)	$3,867,058
Net income (loss)	—	—	—	3,642	$—	3,642
Common stock dividend paid	—	—	—	(25,429)	$—	(25,429)
Other comprehensive income (loss)	—	—	—	—	226	226
Balance at June 30, 2018	200	$—	$3,308,957	$565,599	$(29,059)	$3,845,497
Balance at December 31, 2018	200	$—	$3,308,957	$629,003	$(77,202)	$3,860,758
Net income (loss)	—	—	—	132,154	—	132,154
Common stock dividend paid	—	—	—	(35,994)	—	(35,994)
Other comprehensive income (loss)	—	—	—	—	92	92
Balance at March 31, 2019	200	$—	$3,308,957	$725,163	$(77,110)	$3,957,010
Net income (loss)		—	—	(32,952)	—	(32,952)
Common stock dividend paid		—	—	(83)	—	(83)
Other comprehensive income (loss)		—	—	—	91	91
Balance at June 30, 2019	200	$—	$3,308,957	$692,128	$(77,019)	$3,924,066

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$99,202	$150,542
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	345,412	336,617
Conservation amortization	53,315	60,888
Deferred income taxes and tax credits, net	2,248	10,567
Net unrealized (gain) loss on derivative instruments	15,145	(7,907)
AFUDC – equity	(6,591)	(7,146)
Production tax credit monetization	(41,111)	(51,181)
Other non-cash	7,427	7,377
Funding of pension liability	—	(9,000)
Regulatory assets and liabilities	(19,061)	4,591
Other long-term assets and liabilities	(13,238)	(12,611)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	203,174	220,207
Materials and supplies	(3,769)	(5,910)
Fuel and natural gas inventory	(5,338)	(1,176)
Prepayments and other	(85)	(1,422)
Purchased gas adjustment	(134,996)	22,594
Accounts payable	(179,533)	(47,040)
Taxes payable	(20,798)	(13,856)
Other	(10,692)	(16,937)
Net cash provided by (used in) operating activities	290,711	639,197
Investing activities:
Construction expenditures – excluding equity AFUDC	(470,335)	(490,623)
Other	(3,977)	1,956
Net cash provided by (used in) investing activities	(474,312)	(488,667)
Financing activities:
Change in short-term debt, net	160,703	(301,463)
Dividends paid	(36,077)	(55,525)
Proceeds from long-term debt and bonds issued	20,000	631,701
Redemption of bonds and notes	—	(450,000)
Other	7,411	6,196
Net cash provided by (used in) financing activities	152,037	(169,091)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(31,564)	(18,561)
Cash, cash equivalents, and restricted cash at beginning of period	55,562	36,761
Cash, cash equivalents, and restricted cash at end of period	$23,998	$18,200
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$165,863	$164,823
Cash payments (refunds) for income taxes	$5,376	$5,169
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$73,757	$97,614
Reclassification of Colstrip from utility plant to a regulatory asset (Note 8)	$(47,516)	$—

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenue:
Electric	$510,742	$501,510	$1,309,670	$1,201,196
Natural gas	153,457	160,196	458,125	490,480
Other	6,731	10,146	17,974	18,184
Total operating revenue	670,930	671,852	1,785,769	1,709,860
Operating expenses:
Energy costs:
Purchased electricity	124,001	129,114	394,703	283,320
Electric generation fuel	37,601	29,750	114,800	72,173
Residential exchange	(15,972)	(16,091)	(41,135)	(40,035)
Purchased natural gas	41,116	53,872	140,503	181,487
Unrealized (gain) loss on derivative instruments, net	30,332	(6,911)	15,145	(7,907)
Utility operations and maintenance	149,424	140,131	307,379	300,655
Non-utility expense and other	9,978	10,834	23,055	20,614
Depreciation and amortization	164,692	152,080	345,370	336,570
Conservation amortization	20,029	24,025	53,315	60,888
Taxes other than income taxes	69,949	73,347	178,695	184,535
Total operating expenses	631,150	590,151	1,531,830	1,392,300
Operating income (loss)	39,780	81,701	253,939	317,560
Other income (expense):
Other income	12,412	8,113	22,961	15,756
Other expense	(1,825)	(2,330)	(3,601)	(4,428)
Interest charges:
AFUDC	3,570	3,318	6,920	6,201
Interest expense	(59,935)	(57,020)	(120,085)	(116,575)
Income (loss) before income taxes	(5,998)	33,782	160,134	218,514
Income tax (benefit) expense	2,327	7,004	21,157	28,696
Net income (loss)	$(8,325)	$26,778	$138,977	$189,818

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(8,325)	$26,778	$138,977	$189,818
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $667, $761, $1,335 and $1,522, respectively	2,512	2,864	5,022	5,727
Amortization of treasury interest rate swaps to earnings, net of tax of $26, $26, $51 and $51, respectively	96	96	192	192
Reclassification of stranded taxes to retained earnings due to tax reform	—	—	—	(27,333)
Other comprehensive income (loss)	2,608	2,960	5,214	(21,414)
Comprehensive income (loss)	$(5,717)	$29,738	$144,191	$168,404

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2019	December 31, 2018
Utility plant (at original cost, including construction work in progress of $615,782 and $550,466 respectively):
Electric plant	$10,708,173	$10,587,231
Natural gas plant	4,310,729	4,164,489
Common plant	1,086,056	1,052,544
Less: Accumulated depreciation and amortization	(5,690,582)	(5,495,348)
Net utility plant	10,414,376	10,308,916
Other property and investments:
Other property and investments	80,139	76,986
Total other property and investments	80,139	76,986
Current assets:
Cash and cash equivalents	7,732	35,452
Restricted cash	15,970	18,041
Accounts receivable, net of allowance for doubtful accounts of $10,403 and $8,408, respectively	209,923	346,251
Unbilled revenue	135,385	205,285
Purchased gas adjustment receivable	144,917	9,921
Materials and supplies, at average cost	119,949	116,180
Fuel and natural gas inventory, at average cost	57,366	52,028
Unrealized gain on derivative instruments	23,525	46,507
Prepaid expense and other	26,123	25,674
Total current assets	740,890	855,339
Other long-term and regulatory assets:
Power cost adjustment mechanism	22,311	4,735
Other regulatory assets	721,669	773,552
Unrealized gain on derivative instruments	3,249	2,512
Operating lease right of use asset	172,278	—
Other	85,682	75,483
Total other long-term and regulatory assets	1,005,189	856,282
Total assets	$12,240,594	$12,097,523

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2019	December 31, 2018
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,275,105	3,275,105
Retained earnings	677,833	622,844
Accumulated other comprehensive income (loss), net of tax	(185,670)	(190,884)
Total common shareholder’s equity	3,768,127	3,707,924
Long-term debt:
First mortgage bonds and senior notes	3,764,412	3,764,417
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(30,595)	(31,417)
Total long-term debt	3,895,677	3,894,860
Total capitalization	7,663,804	7,602,784
Current liabilities:
Accounts payable	277,188	480,195
Short-term debt	540,000	379,297
Accrued expenses:
Taxes	97,314	117,993
Salaries and wages	40,611	50,785
Interest	43,763	43,951
Unrealized loss on derivative instruments	40,695	46,661
Operating lease liabilities	14,713	—
Other	128,805	79,312
Total current liabilities	1,183,089	1,198,194
Other long-term and regulatory liabilities:
Deferred income taxes	952,124	926,403
Unrealized loss on derivative instruments	8,451	11,095
Regulatory liabilities	720,757	745,880
Regulatory liability for deferred income taxes	961,214	976,582
Operating lease liabilities	163,698	—
Other deferred credits	587,457	636,585
Total other long-term and regulatory liabilities	3,393,701	3,296,545
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$12,240,594	$12,097,523

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Total Equity
Balance at December 31, 2017	$85,903,791	$859	$3,275,105	$452,066	$(126,906)	$3,601,124
Net income (loss)	—	—	—	163,037	—	163,037
Common stock dividend paid	—	—	—	(58,612)	—	(58,612)
Other comprehensive income (loss)	—	—	—	—	(24,374)	(24,374)
Cumulative effect of accounting change	—	—	—	27,333	—	27,333
Balance at March 31, 2018	$85,903,791	$859	$3,275,105	$583,824	$(151,280)	$3,708,508
Net income (loss)	—	—	—	26,778	—	26,778
Common stock dividend paid	—	—	—	(43,844)	—	(43,844)
Other comprehensive income (loss)	—	—	—	—	2,960	2,960
Balance at June 30, 2018	$85,903,791	$859	$3,275,105	$566,758	$(148,320)	$3,694,402
Balance at December 31, 2018	$85,903,791	$859	$3,275,105	$622,844	$(190,884)	$3,707,924
Net income (loss)	—	—	—	147,302	—	147,302
Common stock dividend paid	—	—	—	(64,604)	—	(64,604)
Other comprehensive income (loss)	—	—	—	—	2,606	2,606
Balance at March 31, 2019	$85,903,791	$859	$3,275,105	$705,542	$(188,278)	$3,793,228
Net income (loss)	—	—	—	(8,325)	—	(8,325)
Common stock dividend paid	—	—	—	(19,384)	—	(19,384)
Other comprehensive income (loss)	—	—	—		2,608	2,608
Balance at June 30, 2019	$85,903,791	$859	$3,275,105	$677,833	$(185,670)	$3,768,127

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$138,977	$189,818
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	345,370	336,570
Conservation amortization	53,315	60,888
Deferred income taxes and tax credits, net	8,967	18,519
Net unrealized (gain) loss on derivative instruments	15,145	(7,907)
AFUDC – equity	(6,591)	(7,146)
Production tax credit monetization	(41,111)	(51,181)
Other non-cash	2,210	2,197
Funding of pension liability	—	(9,000)
Regulatory assets and liabilities	(19,061)	4,591
Other long-term assets and liabilities	(9,822)	(5,956)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	206,228	216,047
Materials and supplies	(3,769)	(5,910)
Fuel and natural gas inventory	(5,338)	(1,176)
Prepayments and other	(85)	(1,422)
Purchased gas adjustment	(134,996)	22,594
Accounts payable	(179,591)	(47,040)
Taxes payable	(20,679)	(12,971)
Other	(7,893)	(17,100)
Net cash provided by (used in) operating activities	341,276	684,415
Investing activities:
Construction expenditures – excluding equity AFUDC	(451,215)	(452,220)
Other	(3,977)	1,956
Net cash provided by (used in) investing activities	(455,192)	(450,264)
Financing activities:
Change in short-term debt, net	160,703	(301,463)
Dividends paid	(83,988)	(102,456)
Long-term bonds and notes issued	—	594,750
Redemption of bonds and notes	—	(450,000)
Other	7,410	6,196
Net cash provided by (used in) financing activities	84,125	(252,973)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(29,791)	(18,822)
Cash, cash equivalents, and restricted cash at beginning of period	53,493	36,009
Cash, cash equivalents, and restricted cash at end of period	$23,702	$17,187
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$112,058	$112,354
Cash payments (refunds) for income taxes	$9,784	$9,631
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$73,757	$97,614
Reclassification of Colstrip from utility plant to a regulatory asset (Note 8)	$(47,516)	$—

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Summary of Consolidation and Significant Accounting Policy

Basis of Presentation
Puget Energy is an energy services holding company that owns Puget Sound Energy.  PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC, which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility, currently under construction. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that are incurred by PSE and allocated to Puget LNG are related party transactions by nature.
In 2009, Puget Holdings, LLC (Puget Holdings), owned by a consortium of long-term infrastructure investors, completed its merger with Puget Energy (the merger). As a result of the merger, all of Puget Energy’s common stock is indirectly owned by Puget Holdings. The acquisition of Puget Energy was accounted for in accordance with FASB ASC 805, “Business Combinations”, as of the date of the merger. ASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the merger date.
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiaries.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiary.  Puget Energy and PSE are collectively referred to herein as “the Company”.  The consolidated financial statements are presented after elimination of all significant intercompany items and transactions.  PSE’s consolidated financial statements continue to be accounted for on a historical basis and do not include any ASC 805, “Business Combinations” purchase accounting adjustments.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Tacoma LNG Facility
In August 2015, PSE filed a proposal with the Washington Commission to develop an LNG facility at the Port of Tacoma. Currently under construction at the Port of Tacoma, the facility is expected to be operational in early 2021. The Tacoma LNG facility is intended to provide peak-shaving services to PSE’s natural gas customers. By storing surplus natural gas, PSE is able to meet the requirements of peak consumption. LNG will also provide fuel to transportation customers, particularly in the marine market. On January 24, 2018, the Puget Sound Clean Air Agency (PSCAA) determined a Supplemental Environmental Impact Statement (SEIS) is necessary in order to rule on the air quality permit for the facility. As a result of requiring a SEIS, the Company's construction schedule may be impacted depending on the Puget Sound Clean Air Agency's timing and decision on the air quality permit. PSE received the SEIS which concluded the LNG facility would result in a net decrease in GHG emissions, provided in part that the natural gas for the facility was sourced from British Columbia or Alberta. PSE must now await the final determination by PSCAA.
If delayed, the construction schedule and costs may be adversely impacted. Pursuant to an order by the Washington Utilities and Transportation Commission (Washington Commission), PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $185.4 million of construction work in progress and $0.7 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of June 30, 2019. Additionally, $148.5 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item, as PSE is a regulated entity.

Leases
PSE determines if an arrangement is, or contains, a lease at inception of the contract. If the arrangement is, or contains a lease, PSE assesses whether the lease is operating or financing for income statement and balance sheet classification. Operating leases are included in operating lease right-of-use (ROU) assets, operating lease current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in utility plant, other current liabilities, and other deferred credits in our consolidated balance sheets.
ROU assets represent the right to use an underlying asset for the lease term, and consist of the amount of the initial measurement of the lease liability, any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, and any initial direct costs incurred by the lessee. Lease liabilities represent our obligation to make lease payments arising from the lease and are measured at present value of the lease payments not yet paid, discounted using the discount rate for the lease at commencement. As most of PSE's leases do not provide an implicit interest rate, PSE uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. For fleet, IT and wind farm leases, this rate is applied using a portfolio approach. The lease terms may include options to extend or terminate the lease when it is reasonably certain that PSE will exercise that option. On the statement of income, operating leases are generally accounted for under a straight-line expense model, while finance leases, which were previously referred to as capital leases, are generally accounted for under a financing model. Consistent with the previous lease guidance, however, the standard allows rate-regulated utilities to recognize expense consistent with the timing of recovery in rates.
PSE has lease agreements with lease and non-lease components. Non-lease components comprise common area maintenance and utilities, and are accounted for separately from lease components.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The FASB issued this ASU to increase transparency and comparability among organizations by recognizing right-of-use lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB amended the FASB ASC and created Topic 842, Leases. ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The income statement recognition is similar to existing lease accounting and is based on lease classification. Under the new guidance, lessor accounting is largely unchanged.
In January 2018, the FASB issued ASU 2018-01, "Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842". In connection with the FASB’s transition support efforts, the amendments in this update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 upon adoption. Land easements (also commonly referred to as rights of way) represent the right to use, access, or cross another entity’s land for a specified purpose. The Company elected this practical expedient.
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
These amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has adopted ASU 2016-02 as of January 1, 2019, which resulted in the recognition of right-of-use asset and lease liability financial statement line items that have not previously been recorded and are material to the consolidated balance sheets. Adoption of the standard did not have a material impact on the income statement. The financial impact as of the date of adoption was not materially different than what has been disclosed as of June 30, 2019, in Note 9, "Leases", to the consolidated financial statements included in Item 1 of this report.

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
The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this update prospectively in 2019 for implementation costs incurred in hosting arrangements and application of the amendment has not had a material impact on the consolidated financial statements.

Accounting Standards Issued but Not Yet Adopted
Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The amendments in the update change how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASU 2016-13 is effective for interim and annual periods beginning on or after December 15, 2019. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

(3) Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Revenue from contracts with customers:	2019	2018	2019	2018
Electric retail	$463,219	$468,378	$1,100,408	$1,099,184
Natural gas retail	145,222	158,544	467,782	492,578
Other	36,546	38,930	172,595	81,364
Total revenue from contracts with customers	644,987	665,852	1,740,785	1,673,126
Alternative revenue programs	4,351	(8,815)	(20,880)	(23,897)
Other non-customer revenue	21,592	14,815	65,864	60,631
Total operating revenue	$670,930	$671,852	$1,785,769	$1,709,860

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	At June 30, 2019			December 31, 2018
(Dollars in Thousands)	Volumes	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$18,476	$27,617	*	$33,287	$27,284
Natural gas derivatives (MMBtus)[3]	293.7 million	8,298	21,529	336.6 million	15,732	30,472
Total derivative contracts		$26,774	$49,146		$49,019	$57,756
Current		$23,525	$40,695		$46,507	$46,661
Long-term		3,249	8,451		2,512	11,095
Total derivative contracts		$26,774	$49,146		$49,019	$57,756
_______________

[1]	Balance sheet classification: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.

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

*
Electric portfolio derivatives consist of electric generation fuel of 206.3 million One Million British Thermal Units (MMBtu) and purchased electricity of 10.2 million Megawatt Hours (MWhs) at June 30, 2019, and 194.8 million MMBtus and 6.6 million MWhs at December 31, 2018.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At June 30, 2019
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$26,774	$—	$26,774	$(19,661)	$—	$7,113
Liabilities:
Energy derivative contracts	49,146	—	49,146	(19,661)	—	29,485

Puget Energy and Puget Sound Energy	At December 31, 2018
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$49,019	$—	$49,019	$(25,388)	$—	$23,631
Liabilities:
Energy derivative contracts	57,756	—	57,756	(25,388)	—	32,368
_______________

[1]	All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Classification	2019	2018	2019	2018
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$(17,189)	$5,357	$(2,228)	$7,669
Realized	Electric generation fuel	(1,333)	(4,417)	11,995	(12,093)
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(13,143)	1,554	(12,917)	238
Realized	Purchased electricity	4,961	(2,836)	41,253	(5,225)
Total gain (loss) recognized in income on derivatives		$(26,704)	$(342)	$38,103	$(9,411)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2019, approximately 96.6% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 3.4% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.

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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of June 30, 2019, PSE had cash posted as collateral of $5.8 million related to contracts executed on the ICE platform. Also, as of June 30, 2019, PSE had $1.0 million in a letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the six months ended June 30, 2019.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30, 2019			At December 31, 2018
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$3,222	$—	$3,222	$574	$—	$574
Requested credit for adequate assurance	10,625	—	—	18,495	—	—
Total	$13,847	$—	$3,222	$19,069	$—	$574
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

(5)	Fair Value Measurements

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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments totaling $50.5 million and $49.5 million at June 30, 2019 and December 31, 2018, respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At June 30, 2019		At December 31, 2018
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$5,516,626	$6,884,666	$5,510,591	$6,443,742
Long-term debt (variable-rate)	2	181,900	181,900	161,900	161,900
Total liabilities		$5,698,526	$7,066,566	$5,672,491	$6,605,642

Puget Sound Energy		At June 30, 2019		At December 31, 2018
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$3,895,677	$4,981,972	$3,894,860	$4,574,611
Total liabilities		$3,895,677	$4,981,972	$3,894,860	$4,574,611
_______________

[1]	The carrying value includes debt issuances costs of $24.5 million and $26.1 million for June 30, 2019 and December 31, 2018, respectively, which are not included in fair value.

[2]	The carrying value includes debt issuances costs of $23.9 million and $24.6 million for June 30, 2019 and December 31, 2018, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At June 30. 2019			Fair Value At December 31, 2018
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$17,093	$1,383	$18,476	$28,765	$4,522	$33,287
Natural gas derivative instruments	5,673	2,625	8,298	12,247	3,485	15,732
Total assets	$22,766	$4,008	$26,774	$41,012	$8,007	$49,019
Liabilities:
Electric derivative instruments	$23,788	$3,829	$27,617	$24,124	$3,160	$27,284
Natural gas derivative instruments	21,302	227	21,529	28,660	1,812	30,472
Total liabilities	$45,090	$4,056	$49,146	$52,784	$4,972	$57,756

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
(Dollars in Thousands)	2019			2018
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$5,012	$2,758	$7,770	$1,186	$5,096	$6,282
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	(6,190)	—	(6,190)	366	—	366
Included in regulatory assets / liabilities	—	382	382	—	354	354
Settlements	574	(1,619)	(1,045)	(151)	(1,800)	(1,951)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	(1,842)	877	(965)	608	299	907
Balance at end of period	$(2,446)	$2,398	$(48)	$2,009	$3,949	$5,958

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2019			2018
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$1,362	$1,673	$3,035	$1,098	$1,923	$3,021
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	6,135	—	6,135	1,985	—	1,985
Included in regulatory assets / liabilities	—	2,279	2,279	—	5,329	5,329
Settlements	(12,909)	(2,718)	(15,627)	(654)	(3,602)	(4,256)
Transferred into Level 3	4,391	(398)	3,993	(1,837)	—	(1,837)
Transferred out of Level 3	(1,425)	1,562	137	1,417	299	1,716
Balance at end of period	$(2,446)	$2,398	$(48)	$2,009	$3,949	$5,958
_______________

1.
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(4.7) million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively.

2.
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(2.4) million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively.

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
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of June 30, 2019:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$1,383	$3,829	Discounted cash flow	Power prices (per MWh)	$8.95	$49.85	$34.16
Natural gas	$2,625	$227	Discounted cash flow	Natural gas prices (per MMBtu)	$1.75	$2.67	$2.03
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2018:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$4,522	$3,160	Discounted cash flow	Power prices (per MWh)	$11.35	$66.45	$29.63
Natural gas	$3,485	$1,812	Discounted cash flow	Natural gas prices (per MMBtu)	$1.84	$5.80	$3.18
____________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of June 30, 2019 and December 31, 2018, a hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $1.8 million and $2.6 million, respectively.

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
As of June 30, 2019, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and found no impairment. The valuations were measured using a discounted cash flow, income-based valuation methodology. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates classified as Level 3 within the fair value hierarchy.

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

The following tables summarize the Company’s net periodic benefit cost for the three months and six months ended June 30, 2019 and 2018:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$5,287	$5,425	$256	$212	$16	$17
Interest cost	7,216	6,780	578	530	112	110
Expected return on plan assets	(12,624)	(12,559)	—	—	(98)	(117)
Amortization of prior service cost	(495)	(495)	83	11	—	—
Amortization of net loss (gain)	251	462	341	394	(63)	(86)
Net periodic benefit cost	$(365)	$(387)	$1,258	$1,147	$(33)	$(76)

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$10,574	$10,851	$512	$423	$33	$35
Interest cost	14,433	13,560	1,157	1,060	224	220
Expected return on plan assets	(25,248)	(25,119)	—	—	(195)	(235)
Amortization of prior service cost	(990)	(990)	166	22	—	—
Amortization of net loss (gain)	501	925	683	790	(125)	(172)
Net periodic benefit cost	$(730)	$(773)	$2,518	$2,295	$(63)	$(152)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Three Months Ended June 30,
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$5,287	$5,425	$256	$212	$16	$17
Interest cost	7,216	6,780	578	530	112	110
Expected return on plan assets	(12,628)	(12,569)	—	—	(98)	(117)
Amortization of prior service cost	(393)	(393)	83	11	—	—
Amortization of net loss (gain)	3,165	3,630	433	517	(109)	(142)
Net periodic benefit cost	$2,647	$2,873	$1,350	$1,270	$(79)	$(132)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Six Months Ended June 30,
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$10,574	$10,851	$512	$423	$33	$35
Interest cost	14,433	13,560	1,157	1,060	224	220
Expected return on plan assets	(25,257)	(25,138)	—	—	(195)	(235)
Amortization of prior service cost	(787)	(787)	167	22	—	—
Amortization of net loss (gain)	6,330	7,260	866	1,035	(219)	(283)
Net periodic benefit cost	$5,293	$5,746	$2,702	$2,540	$(157)	$(263)

The following table summarizes the Company’s change in benefit obligation for the periods ended June 30, 2019 and December 31, 2018:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended	Year Ended	Six Months Ended	Year Ended	Six Months Ended	Year Ended
(Dollars in Thousands)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Change in benefit obligation:
Benefit obligation at beginning of period	$677,643	$700,481	$55,708	$55,754	$10,636	$11,454
Amendments	—	—	—	1,446	—	—
Service cost	10,574	22,757	512	847	33	69
Interest cost	14,433	27,303	1,157	2,120	224	444
Actuarial loss (gain)	—	(29,067)	—	1,122	—	(379)
Benefits paid	(21,850)	(42,662)	(1,007)	(5,581)	(524)	(1,037)
Medicare part D subsidy received	—	—	—	—	226	85
Administrative Expense	—	(1,169)	—	—	—	—
Benefit obligation at end of period	$680,800	$677,643	$56,370	$55,708	$10,595	$10,636

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2019 are expected to be at least $18.0 million, $6.2 million and $0.3 million, respectively. During the three months ended June 30, 2019 the Company contributed $0.5 million to fund the SERP. During the six months ended June 30, 2019 the Company contributed $1.0 million to fund the SERP. The Company contributed an immaterial amount to fund the other postretirement plans.

(7) Regulation and Rates

General Rate Case
PSE filed a general rate case (GRC) with the Washington Commission on June 20, 2019 requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. PSE requested a return on equity of 9.8% with an overall rate of return of 7.62%. In addition to the traditional areas of focus (revenue requirements, cost allocation, rate design and cost of capital), the company included an attrition adjustment mechanism to address the expected regulatory lag in the rate year. Additionally, as the non-plant related excess deferred taxes that resulted from the Tax Cuts and Jobs Act (TCJA) remained outstanding from PSE’s Expedited Rate Filing (ERF) as discussed below, PSE requested in its general rate case to pass back the amounts over four years. PSE awaits suspension of the filing and for the Commission to set a procedural calendar.

Expedited Rate Filing
On November 7, 2018, PSE filed an ERF with the Washington Commission. The filing requested to change rates associated with PSE’s delivery and fixed production costs. It did not include variable power costs, purchased gas costs or natural gas pipeline replacement program costs, which are recovered in separate mechanisms. The filing was based on historical test year costs and rate base, and followed the reporting requirements of a Commission Basis Report, as defined by the Washington Administrative Code, but used end of period rate base and certain annualizing adjustments. It did not include any forward-looking or pro-forma adjustments. Included in the filing was a reduction to the overall authorized rate of return from 7.6% to 7.49% to recognize a reduction in debt costs associated with recent debt activity. PSE requested an overall increase in electric rates of $18.9 million annually, which is a 0.9% increase, and an overall increase in natural gas rates of $21.7 million annually, which is a 2.7% increase.
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
The settlement agreement provides for the pass back of plant related excess deferred income taxes that resulted from the TCJA using the ARAM methodology based on 2018 amounts beginning March 1, 2019, in the amount of $6.1 million for natural gas and $25.9 million for electric. The settlement agreement left the determination for the regulatory treatment of the remaining items related to the TCJA, listed below, to PSE’s next GRC, filed June 20, 2019:

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
The agreement provides that PSE may defer the depreciation expense associated with PSE’s ongoing investment in its advanced metering infrastructure (AMI) investment and may defer the return on the AMI investment that was included in the test year of the filing. The agreement preserves the parties' rights to argue whether or not these deferrals should be recovered in the Company’s next GRC. The rate of return adopted in the settlement for reporting and deferral purposes is 7.49%. On February 21, 2019, the Commission approved the settlement with one condition. The settlement requires that PSE pass back the deferred balance associated with the tax over-collection for the period from January 1, 2018 through April 30, 2018, discussed in item 2 above over a one-year period which began May 1, 2019.

Washington Commission Tax Deferral Filing
The Tax Cuts and Jobs Act (TCJA) was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017 requesting deferred accounting treatment for the impacts of tax reform.  The requested deferral accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes for GAAP purposes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35.0% to 21.0%. The overall impact of the rate change, based on the annual period from May 2018 through April 2019, is a revenue decrease of $72.9 million, or 3.4% for electric and $23.6 million, or 2.7% for natural gas and became effective May 1, 2018 by operation of law.
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
As a result of the Washington Commission’s final order in the ERF, the excess deferred taxes associated with non-plant-related book/tax differences and the treatment of the excess deferred taxes associated with plant related book/tax differences from January 1, 2018 through February 28, 2019 will be addressed in PSE’s next GRC, which was filed June 20, 2019. The Commission also required in the ERF order that PSE pass back the deferred balance associated with the tax over-collection for the period from January 1, 2018 through April 30, 2018, as discussed above, over a one-year period which began May 1, 2019.

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
On June 30, 2019, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that all of electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no adjustment was booked to 2019 decoupling revenue.

Electric Regulation and Rates
Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the six months ended June 30, 2019, PSE incurred $39.2 million in storm-related electric transmission and distribution system restoration costs, of which the Company deferred $0.4 million and $28.3 million as regulatory assets related to storms that occurred in 2018 and 2019, respectively. This compares to $8.9 million incurred in storm-related electric transmission and distribution system restoration costs for the six months ended June 30, 2018, of which no amount was deferred to a regulatory asset. Under the December 5, 2017 Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

(8) Commitments and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in Colstrip Units 3 and 4. In March 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. In July 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court in September 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and Talen Energy, agreed to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana no later than July 1, 2022. Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. Additionally, PSE has accelerated the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027. The GRC also repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4.
On June 11, 2019, Talen made a public announcement that Colstrip 1 and 2 will be shut down at the end of the year due to operational losses associated with the Units. The regulatory asset associated with early retirement of Colstrip Units 1 and 2 increased from $130.7 million as of December 31, 2018 to $178.2 million as of June 30, 2019. The Washington Clean Energy Transition Act requires the WUTC to provide recovery of the investment, decommissioning, and remediation costs associated with the facilities that are not recovered through the repurposed PTC's and hydro-related treasury grants. The full scope of decommissioning activities and costs may vary from the estimates that are available at this time.

Other Commitments and Contingencies
There have been no material changes to the contractual obligations and consolidated commercial commitments disclosed in Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2018.

(9)  Leases

PSE has operating leases for buildings for corporate offices and operations, real estate for operating facilities and the PSE and PLNG LNG facility, land for our wind farms, and vehicles for PSE’s fleet. The finance leases are for office printers. The leases have remaining lease terms of less than a year to 26 years, some of which include options to extend the leases for up to 25 years.
The components of lease expense were as follows:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in Thousands)	2019	2019
Finance lease cost:
Amortization of right-of-use asset	$124	$282
Interest on lease liabilities	10	19
Total finance lease cost	$134	$301

Operating lease cost[1]	$5,223	$10,007
_______________

[1]	Includes $0.5 million allocated to PLNG at PE related to the Tacoma land lease.

Supplemental cash flow information related to leases was as follows:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in Thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(4,785)	$(9,131)
Investing cash flow for operating leases[1]	(438)	(876)
Operating cash flow for finance leases	(10)	(19)
Financing cash flows for finances leases	(124)	(282)
_______________

[1]	Includes $0.5 million allocated to PLNG at PE related to the Tacoma land lease.

Supplemental balance sheet information related to leases was as follows:

Puget Sound Energy
(Dollars in Thousands)	At June 30,
Operating Leases	2019
Operating lease right-of-use asset	$172,278

Operating leases liabilities current	$(14,713)
Operating lease liabilities long-term	(163,698)
Total Operating lease liabilities:	$(178,411)

Finance Leases
Common Plant	$1,397

Other current liabilities	$(599)
Other deferred credits	(813)
Total finance lease liabilities	$(1,412)

Weighted Average Remaining Lease Term
Operating leases	13.30 years
Finance leases	2.89 years

Weighted Average Discount Rate
Operating leases	3.77%
Finance leases	2.98%

The following tables summarize the Company’s estimated future minimum lease payments as of June 30, 2019, and December 31, 2018, respectively:

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At June 30,	Operating Leases	Finance Leases
2019 (remaining six months)	$11,822	$308
2020	21,506	545
2021	21,762	409
2022	20,800	181
2023	20,716	24
Thereafter	134,067	—
Total lease payments	230,673	1,467
Less imputed interest	(52,262)	(55)
Total	$178,411	$1,412

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2019	$20,635	$495
2020	20,704	446
2021	20,630	311
2022	20,202	82
2023	19,223	—
Thereafter	132,889	—
Total minimum lease payments	$234,283	$1,334

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

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma liquefied natural gas (LNG) facility, currently under construction. All of Puget Energy's common stock is indirectly owned by Puget Holdings, LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation (BCIMC), the Alberta Investment Management Corporation (AIMCo), Ontario Municipal Employee Retirement System (OMERS) and PGGM Vermogensbeheer B.V. The sale of previous owners', Macquarie Infrastructure Partners and Macquarie Capital Group Limited, shares to OMERS, PGGM Vermogensbeheer B.V., AIMCo and BCIMC was approved by various federal and state agencies, including that of the Washington Utilities and Transportation Commission (Washington Commission), and closed on April 17th, 2019.  Puget Energy and PSE are collectively referred to herein as “the Company.”
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
Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended June 30, 2019 is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

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

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2019 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission. The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Accordingly, under existing modified historical ratemaking, the Company will need to seek rate relief through a rate case on a regular and frequent basis in the foreseeable future after the investment is made. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost-effective, reliable and safe electric and natural gas service. If the Washington Commission determines that an expense or capital investment is not reasonable or prudent, the costs (including return on any resulting rate base) may be disallowed, partially or entirely, and not recovered in rates.
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

General Rate Case Filing
PSE filed a general rate case (GRC) with the Washington Commission on June 20, 2019 requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. PSE requested a return on equity of 9.8 percent with an overall rate of return of 7.62 percent. In addition to the traditional areas of focus (revenue requirements, cost allocation, rate design and cost of capital), the company included an attrition adjustment mechanism to address the expected regulatory lag in the rate year. Additionally, as the non-plant related excess deferred taxes that resulted from the Tax Cuts and Jobs Act (TCJA) remained outstanding from PSE’s Expedited Rate Filing (ERF) as discussed below, PSE requested in its general rate case to pass back the amounts over four years. PSE awaits suspension of the filing and for the Commission to set a procedural calendar.

Expedited Rate Filing
On November 7, 2018, PSE filed an ERF with the Washington Commission. On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms. The settlement agreement was filed on January 30, 2019. On February 21, 2019, the Commission approved the settlement with one condition. The settlement requires that PSE pass back the deferred balance associated with the tax over-collection from January 1, 2018, through April 30, 2018, over a one-year period which began May 1, 2019.
For further details regarding the 2018 ERF filing, see Note 7, "Regulations and Rates" to the consolidated financial statements included in part 1 of this report.

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017 requesting deferred accounting treatment for the impacts of tax reform.  The deferred accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35% to 21%. Other outcomes associated with PSE’s tax deferral filing are discussed in the ERF and GRC disclosures.
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
On June 30, 2019, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that all of electric deferred revenue will be collected within 24 months of the annual period; therefore, no adjustment was booked to 2019 decoupling revenue.

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
For the six months ended June 30, 2019, in its PCA mechanism, PSE under-recovered its power costs by $46.4 million of which $17.3 million amount was apportioned to customers.  This compares to an over-recovery of power costs of $15.3 million for the six months ended June 30, 2018 of which no amounts were apportioned to customers. Power costs have been higher than the allowed base line in 2019 which has led to an increase in the PCA deferral causing an under-collection compared to the prior year. Actual power costs were less than baseline rates in 2018 which caused an over-collection. Load increased 4.2% year over year which is one driver of increased power cost. This was driven by colder temperatures in February and early March. Additionally, power prices increased during the period as compared to the prior year. Increase in prices are due to: 1) Cold weather in February and early March which drove regional loads up; 2) Westcoast pipeline capacity limitations contributed to higher natural gas and power prices; 3) An outage on a transmission line contributed to a liquidity crisis at Mid-C, resulting in high market power prices; and 4) The relative prices of natural gas and power reduced the supply of natural gas-fired generation and increased the demand for market power, increasing prices.

Power Cost Adjustment Clause Filing
PSE updated its rates under Schedule 95 its Power Cost Adjustment Clause tariff to reflect the transition fee as required by Section 12 of the Microsoft Special Contract.
The following table sets forth the rate change approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
July 1, 2019	(1.2)%	$(24.9)

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

Other Proceedings
Large Customer Retail Wheeling
Following discussions between PSE, the Microsoft Corporation, and others, and after completing a negotiated regulatory process, in July 2017, the Washington Commission issued an order approving a special contract between PSE and Microsoft relating to retail access for Microsoft loads currently being served under PSE’s electric Schedule 40. The special contract includes the following conditions: (i) Microsoft must exceed Washington State’s current renewable portfolio standards, (ii) the remainder of power sold to Microsoft must be carbon free, (iii) there will be no reduction in Microsoft's funding of PSE’s conservation programs, (iv) Microsoft paid a transition fee that was a straight pass-through to customers and (v) Microsoft will fund enhanced low-income support. Microsoft began taking service under the special contract on April 1, 2019 after meeting the eligibility requirements under the special contract.

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
The following chart displays the details of PSE's electric margin changes for the three months ended June 30, 2018 and 2019:
______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three months ended June 30, 2018 compared to 2019
Electric Operating Revenue
Electric operating revenues increased $9.2 million from the prior year primarily due to an increase in other revenues of $15.5 million and an increase in decoupling revenue of $9.8 million; partially offset by a decrease in electric retail sales of $13.6 million and a decrease in other decoupling revenue of $3.1 million.  These items are discussed in detail below.

•
Electric retail sales decreased $13.6 million due to a decrease in rates of $6.7 million and a decrease of $6.8 million from reduced retail electricity usage of 1.6% compared to the prior year. The reduction in usage was due to a decrease of industrial, commercial and residential use per customer of 7.4%, 1.7% and 0.6%, respectively, which was driven by a decrease in heating degree days of 7.5% and partially offset by an increase in retail customers of 1.4% compared to 2018. The rate decrease was attributable to the annual decoupling rate mechanism rate decrease of 1.1% and a 3.4% decrease due to lower corporate tax rates resulting from the TCJA, which both became effective in May 2018.

•
Decoupling revenue increased $9.8 million primarily attributable to a $9.2 million increase in PCA fixed cost deferral revenues, driven by lower actual fixed production cost (FPC) rates and decreased usage, as noted above in the retail revenue section. This resulted in allowed FPC revenues being greater than actual FPC revenues in the current year, whereas actual FPC revenues were greater than allowed FPC revenues in the prior year.

•
Other decoupling revenue decreased $3.1 million, primarily related to earnings in excess of allowed ROR. In 2018, earnings in excess of allowed ROR were trued up to match actual earnings in excess of allowed ROR by a favorable $2.3 million, and $2.3 million of prior period earnings in excess of ROR was returned to customers. In the current year, no true up occurred and only $0.8 million was returned to customers.

•
Transportation and other revenue increased $15.5 million primarily due to a decrease of tax reform deferrals in 2019 for revenue subject to refunds of $8.4 million, and an increase in production tax credit (PTC) deferral revenue of $6.4 million for the re-purpose of the PTCs.

Electric Power Costs
Electric power costs increased $2.9 million primarily due to an increase of $7.9 million of electric generation fuel expense and partially offset by a decrease of $5.1 million of purchased electricity costs. These items are discussed in detail below.

•
Purchased electricity expense decreased $5.1 million primarily due to an 18.8% decrease in wholesale electricity purchases and partially offset by a 17.4% increase in wholesale prices. The decrease in purchases was primarily driven by a decrease in load and a decrease in hydro purchases from Mid-Columbia of 24.5%, due to unfavorable hydro conditions, driving an increase in combustion turbine generation.

•
Electric generation fuel expense increased $7.9 million primarily due to a $7.7 million increase in combustion turbine generation costs primarily driven by an increase in generation of 99.3% as a result of favorable heat rates and reduced hydro production and purchases of 31.8% and 24.5%, respectively.

The following chart displays the details of PSE's electric margin changes for the six months ended June 30, 2018 and 2019:
______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six months ended June 30, 2018 compared to 2019
Electric Operating Revenue
Electric operating revenues increased $108.5 million primarily due to transportation and other revenues of $107.8 million, sales to other utilities of $16.5 million, other decoupling revenue of $6.9 million and decoupling revenue of $3.4 million, partially offset by lower electric retail sales of $26.1 million.  These items are discussed in detail below.

•
Electric retail sales decreased $26.1 million due to a decrease in rates of $39.9 million, offset by an increase of $13.8 million from additional retail electricity usage of 1.2% compared to the prior year. The additional usage was due to an increase of residential and other retail sales use per customer of 2.9% and 0.5%, respectively, which was driven by an increase in retail customers of 1.4% compared to 2018. The rate decrease was attributable to the annual decoupling rate mechanism rate decrease of 1.1% and a 3.4% decrease due to lower corporate tax rates resulting from the TCJA, which both became effective in May 2018.

•
Sales to other utilities increased $16.5 million due to a 97.5% increase in price partially offset by a 4.4% decrease in volumes sold. During the 1st quarter of 2019, wholesale prices increased due to spot power prices at Mid-Columbia that increased to an 18-year high largely driven by record-breaking natural gas prices.

•
Decoupling revenue increased $3.4 million, the combination of a $1.9 million decrease in delivery deferral revenues and a $5.3 million increase in PCA fixed cost deferral revenues. For PCA fixed cost deferrals, this increase was driven by lower rates, offset in part by increased usage, as noted above in the retail revenue section. For delivery deferral revenues, this decrease was driven by lower allowed revenue per customer, offset in part by increased customer count and increased usage. This resulted in allowed delivery and FPC revenues being closer to actual delivery and FPC revenues in the current year than in prior year, where there was both less delivery under-collection and less FPC over-collection in the current year as compared to the prior year.

•
Other decoupling revenue increased $6.9 million, primarily due to an $8.9 million increase year-over-year related to a decrease in current year amortization of previous years' decoupling deferrals resulting from lower amortization rates and increased usage. This was offset in part by a $2.0 million decrease related to earnings in excess of allowed ROR. In 2018, earnings in excess of allowed ROR were trued up to match actual earnings in excess of allowed ROR by a favorable $0.8 million, and $5.5 million of prior period earnings in excess of ROR was returned to customers. In the current year, no true up occurred and only $3.5 million was returned to customers.

•
Transportation and other revenue increased $107.8 million primarily due to an increase in net wholesale non-core natural gas sales of $86.7 million and a reduction in tax reform deferrals for revenue subject to refunds of $27.3 million; partially offset by a change in PTC deferral revenue of $10.1 million for the re-purpose of the PTCs. The increase in net wholesale non-core gas sales was due to an approximately 233% increase in the average price of the non-core gas sold in 2019 compared to 2018, offset by a 22% decrease in sales volume and a $27.9 million increase in the total cost of the non-core gas sold due to an approximately 103% increase in the average price of non-core gas purchases. The higher gas prices occurred in early 2019 and were due to the continuing effects of the late 2018 Enbridge pipeline rupture which led to a decrease in pipeline capacity in the region at the same time that there were compressor issues at a gas storage facility which limited gas deliverability, and higher than expected load due to cold weather during that time. Also contributing to the net increase was a $12.0 million decrease in gas hedging costs which caused a $0.5 million gain in 2019.

Electric Power Costs
Electric power costs increased $152.9 million primarily due to an increase of $111.4 million of purchased electricity costs and an increase of $42.6 million of electric generation fuel expense. These items are discussed in detail below:

•
Purchased electricity expense increased $111.4 million primarily due to a 53.3% increase in wholesale prices partially offset by a 9.5% decrease in wholesale electricity purchases. The decrease in purchases was primarily driven by a decrease in load and a decrease in hydro purchases at Mid-Columbia of 30.6%, due to unfavorable hydro conditions, driving an increase in combustion turbine generation, which decreased the need to purchase additional wholesale power. During the 1st quarter of 2019, wholesale prices increased due to spot power prices at Mid-Columbia hit an 18-year high largely driven by record-breaking natural gas prices.

•
Electric generation fuel expense increased $42.6 million primarily due to a $40.6 million increase in combustion turbine generation costs primarily driven by an increase in generation of 106.4% as a result of favorable heat rates, reduced hydro purchases of 30.6%, and reduced hydro and wind generation of 30.0% and 22.3%, respectively.

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

The following chart displays the details of PSE's natural gas margin changes for the three months ended June 30, 2018 and 2019:
_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three months ended June 30, 2018 compared to 2019
Natural Gas Operating Revenue
Natural gas operating revenue decreased $6.7 million primarily due to a decrease of $14.7 million in total retail sales; partially offset by an increase of $4.2 million in decoupling revenue, $2.3 million in other decoupling revenue and transportation and other revenue of $1.4 million. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $14.7 million due to a decrease in rates of $10.2 million and a decrease in natural gas load of 2.0%, or $4.5 million of natural gas sales. Natural gas load decreased primarily due to the decrease in average therms used per residential customers of 5.2%, compared to 2018, as a result of a 7.5% decrease in heating degree days, which decreased the natural gas heating load compared to prior year. The decrease in rates was primarily driven by a decrease in PGA rates of 10.9%, a 2.7% decrease due to lower corporate tax rates resulting from the TCJA, and was offset by a 1.7% increase in decoupling rates. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes.

•
Decoupling revenue increased $4.2 million. This is primarily attributable to a higher allowed rate per customer and decreased natural gas usage, as noted above in the retail revenue section. This resulted in allowed natural gas revenues being further from actual natural gas revenues in the current year than in prior year.

•
Other decoupling revenue increased $2.3 million, primarily due to a $2.6 million increase year-over-year related to a decrease in current year amortization of previous years' decoupling deferrals resulting from lower amortization rates and decreased natural gas usage in the current year.

•	Transportation and other revenue increased $1.4 million primarily due to a decrease of tax reform deferrals for revenue subject to refund in 2019 of $2.8 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $12.8 million due to a decrease in natural gas costs included in PGA rates and a decrease in natural gas usage of 2.0%.

The following chart displays the details of PSE's natural gas margin changes for the six months ended June 30, 2018 and 2019:

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six months ended June 30, 2018 compared to 2019
Natural Gas Operating Revenue
Natural gas operating revenue decreased $32.4 million primarily due to a decrease of $35.6 million in total retail sales due to a decrease of natural gas rates, a decrease of $8.9 million in other decoupling revenue, partially offset by an increase in transportation and other revenue of $10.5 million and an increase of $1.6 million in decoupling revenue. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $35.6 million due to a decrease in rates of $54.6 million, offset by an increase in natural gas load of 4.0%, or $19.0 million in natural gas sales. Natural gas load increased primarily due to the increase in average therms used per residential and commercial customers of 4.8% and 3.8%, respectively, compared to 2018. The decrease in rates was primarily driven by a decrease in PGA rates of 10.9%, a 2.7% decrease due to lower corporate tax rates resulting from the TCJA, and was offset by a 1.7% increase in decoupling rates. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes.

•
Decoupling revenue increased $1.6 million. This is primarily attributable to a higher customer count and higher allowed rate per customer, partially offset by increased natural gas usage, as noted above in the retail revenue section. This resulted in allowed natural gas revenues being greater than actual natural gas revenues in the current year, whereas actual gas revenues were greater than allowed natural gas revenues in the prior year.

•
Other decoupling revenue decreased $8.9 million, primarily due to a $6.2 million decrease year-over-year related to an increase in current year amortization of previous years' decoupling deferrals resulting from higher amortization rates and increased natural gas usage in the current year. In addition, in 2018, estimated earnings in excess of allowed ROR were trued up to match actual earnings in excess of allowed ROR by $3.4 million.

•	Transportation and other revenue increased $10.5 million primarily due to tax reform deferrals for revenue subject to refund of $11.3 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $41.0 million due to a decrease in natural gas costs included in PGA rates partially offset by an increase in natural gas usage of 4.0%.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended June 30, 2018 and 2019:

Three months ended June 30, 2018 compared to 2019
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments decreased $37.2 million to a net loss of $30.3 million. The primary drivers for the change related to a decrease in the weighted average electricity and natural gas forward prices of 16.2%, resulting in a $6.9 million decrease, and 16.2%, resulting in a $19.5 million decrease, respectively. Additionally, the change from settlements of electric and natural gas trades previously recorded as gains of $7.8 million and $3.1 million, respectively, further reduced the net unrealized (gain) loss.

•
Utility operations and maintenance expense increased $9.3 million primarily due to an increase in (i) the reclassification of pension non-service cost benefits from utility operations and maintenance to other income of $1.2 million; (ii) hardware and software maintenance costs of $3.4 million due to an increase in IT projects; (iii) an increase in wild horse maintenance costs of $1.3 million due to normal cycled maintenance every 3-5 years; and (iv) an increase in damage and liability claims of $1.2 million.

•
Depreciation and amortization expense increased $8.6 million primarily driven by: (i) an increase in common amortization of $10.9 million driven by net additions of $196.9 million of computer software; (ii) electric depreciation expense increased $1.9 million primarily due to net asset additions to distribution of $260.6 million; (iii) an increase in natural gas depreciation expense of $1.8 million primarily due to net asset additions to distribution of $250.8 million offset by a depreciation rate change to a lower rate; partially offset by (iv) a decrease of $5.0 million in common amortization due the deferral treatment of IT amortization effective May 1, 2019 as submitted to the Washington Commission and (v) a decrease in electric amortization driven by the deferral treatment of $2.4 million for meter assets effective April 1, 2019 as submitted to the Washington Commission.

•
Taxes other than income taxes decreased $3.4 million primarily due to decreases in municipal taxes of $1.3 million and state excise taxes of $1.0 million as a result of a decrease in retail revenue, as well as a decrease of $1.3 million related to the property tax tracker due to load.

Other Income, Interest Expense and Income Tax Expense

•
Other Income/expense increased $4.8 million primarily due to a $1.9 million increase in PGA interest income driven by an increase in gas prices and a larger under-recovery compared to an over-recovery in 2018, a $1.2 million increase in the Washington Commission Allowance for Funds used During Construction (AFUDC) driven by a change in the rate and an increase in eligible CWIP, as well as a $1.2 million increase in pension non-service costs benefit reclassification from Utility Operations and Maintenance to Other Income in 2019 as compared to 2018. For further details regarding the non-service cost component, see Note 6, "Retirement Benefits" to the consolidated financial statements included in Item 1 of this document.

•
Interest expense decreased $2.7 million primarily related to lower interest rates on long-term debt due to the refinancing in the second quarter of 2018 of the $250.0 million in junior subordinated notes and $200.0 million in senior secured notes at a lower interest.

•	Income tax expense decreased $4.7 million primarily driven by a decrease in pre-tax income.

The following chart displays the details of PSE's operating expenses and other income (deductions) for the six months ended June 30, 2018 and 2019:

Six months ended June 30, 2018 compared to 2019
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments decreased $23.1 million to a net loss of $15.1 million. The primary drivers of the change from a net gain to a net loss related to settlements of $46.5 million and $24.1 million of electric and natural gas trades, respectively, previously recorded as gains. These settlements were offset by an increase in gains on open trades due to an increase in the weighted average electricity and natural gas forward prices of 10.1%, resulting in a $33.3 million increase, and 12.6%, resulting in a $14.2 million increase, respectively.

•
Utility operations and maintenance expense increased $6.7 million primarily due to an increase in (i) non-deferred storm costs of $4.8 million primarily related to first quarter storms; (ii) the reclassification of pension non-service costs benefit from utility operations and maintenance to other income of $2.5 million; and (iii) an increase in advanced meter infrastructure (AMI) costs of $1.3 million; partially offset by (iv) a reduction in emergent outage services work of $1.5 million due to an increase in outage related work.

•	Non-utility and other expense increased $2.3 million primarily due to an increase in the long-term incentive plan accrual of $2.6 million due to an increase in long-term incentive plan awards in 2019.

•
Depreciation and amortization expense increased $1.2 million primarily driven by: (i) an increase in common amortization of $21.0 million driven by net additions of $196.9 million of computer software; (ii) electric depreciation expense increased $4.1 million primarily due to net asset additions to distribution of $260.6 million; (iii) an increase in natural gas depreciation expense of $3.7 million primarily due to net asset additions to distribution of $250.8 million; partially offset by (iv) a decrease in amortization of PTC regulatory liability of $10.1 million in 2019 as compared to 2018; (v) a decrease in conservation amortization of $7.6 million; (vi) a decrease of $5.0 million in common amortization due the deferral treatment of IT amortization effective May 1, 2019 as submitted to the Washington Commission and (vii) a decrease in electric amortization driven by the deferral treatment of $3.2 million for meter assets effective April 1, 2019 as submitted to the Washington Commission.

•
Taxes other than income taxes decreased $5.8 million primarily due to decreases in municipal taxes of $3.3 million and state excise taxes of $2.4 million as a result of a decrease in retail revenue, as well as a decrease of $1.8 million related to the property tax tracker due to load.

Other Income, Interest Expense and Income Tax Expense

•
Other Income/expense increased $8.0 million primarily due to a $2.5 million increase in PGA interest income driven by an increase in gas prices and a larger under-recovery compared to an over-recovery in 2018, a $2.6 million increase in the Washington Commission AFUDC driven by a change in the rate and an increase in eligible CWIP, as well as a $2.5 million increase in pension non-service cost benefit in 2019 as compared to 2018. For further details regarding the non-service cost component, see Note 6, "Retirement Benefits" to the consolidated financial statements included in Item 1 of this document.

•
Interest expense decreased $2.8 million primarily related to lower interest rates on long-term debt due to the refinancing in the second quarter of 2018 of the $250.0 million in junior subordinated notes and $200.0 million in senior secured notes at a lower interest.

•	Income tax expense decreased $7.5 million primarily driven primarily driven by a decrease in pre-tax income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three months ended June 30, 2018 and 2019 are as follows:

Three months ended June 30, 2018 compared to 2019
Summary Results of Operation
Puget Energy’s net income decreased for the three months ended June 30, 2019 by $36.6 million primarily due to a decrease in PSE's net income compared to the same period in the prior year.

Puget Energy's net income (loss) for the six months ended June 30, 2018 and 2019 are as follows:

Six months ended June 30, 2018 compared to 2019
Summary Results of Operation
Puget Energy’s net income decreased for the six months ended June 30, 2019 by $51.3 million primarily due to a decrease in PSE's net income compared to the same period in the prior year.

Capital Requirements
Contractual Obligations and Commercial Commitments
During the six months ended June 30, 2019, there were no material changes to the contractual obligations and consolidated commercial commitments disclosed in Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2018.
The following are the Company's aggregate availability under commercial commitments as of June 30, 2019:

Puget Energy and Puget Sound Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Commercial commitments:
PSE revolving credit facility	$800,000	$—	$—	$800,000	$—
Inter-company short-term debt	30,000	—	—	—	30,000
Total PSE commercial commitments	$830,000	$—	$—	$800,000	$30,000
Puget Energy revolving credit facility	792,100	—	—	792,100	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,592,100	$—	$—	$1,592,100	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2.

Off-Balance Sheet Arrangements
As of June 30, 2019, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $451.2 million for the six months ended June 30, 2019. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Six Months Ended June 30,
(Dollars in Millions)	2019	2018	Change
Net income	$138,977	$189,818	$(50,841)
Non-cash items[1]	377,305	351,940	25,365
Changes in cash flow resulting from working capital[2]	(146,123)	153,022	(299,145)
Regulatory assets and liabilities	(19,061)	4,591	(23,652)
Other non-current assets and liabilities[3]	(9,822)	(14,956)	5,134
Net cash provided by operating activities	$341,276	$684,415	$(343,139)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayment, PGA, accounts payable and accrued expenses.

[3]	Other non-current assets and liabilities include funding of pension liability.

Six months ended June 30, 2019 compared to 2018
Cash generated from operations for the six months ended June 30, 2019 decreased by $343.1 million including a net income decrease of $50.8 million. The following are significant factors that impacted PSE's cash flows from operations:

•
Cash flow adjustments resulting from non-cash items increased $25.4 million primarily due to a $23.1 million change from a net unrealized gain on derivative instruments of $7.9 million to a net unrealized loss on derivative instruments of $15.1 million, as well as increases in depreciation and amortization of $8.8 million and production tax credit monetization of $10.1 million, offset by decreases in conservation amortization of $7.6 million and deferred income taxes of $9.6 million. For further details, see Management's Discussion and Analysis, "Electric Margin" in Item 2.

•
Cash flows resulting from changes in working capital decreased $299.1 million due to changes in purchased gas adjustments of $157.6 million due to actual gas costs being above gas baseline rates in the PGA mechanism. For further details, see Management's Discussion and Analysis, "Natural Gas Margin" in Item 2. Accounts payable increase in cash outflow of $132.6 million was primarily due to payment of significant power and natural gas costs accrued at December 31, 2018 that were paid in 2019 and offset by accrued expenses of $9.2 million.

•
Cash flows resulting from regulatory assets and liabilities decreased $23.7 million primarily due to an increase in the power cost adjustment mechanism due to actual power costs being above power baseline costs. For further details, see Management's Discussion and Analysis, "Electric Margin" in Item 2.

Puget Energy	Six Months Ended June 30,
(Dollars in Millions)	2019	2018	Change
Net income	$(39,775)	$(39,276)	$(499)
Non-cash items[1]	(1,460)	(2,725)	1,265
Changes in cash flow resulting from working capital[2]	(5,914)	3,438	(9,352)
Regulatory assets and liabilities	—	—	—
Other noncurrent assets and liabilities[3]	(3,416)	(6,655)	3,239
Net cash provided by operating activities	$(50,565)	$(45,218)	$(5,347)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, PGA, accounts payable and accrued expenses.

[3]	Other noncurrent assets and liabilities include funding of pension liability.

Six months ended June 30, 2019 compared to 2018
Cash generated from operations for the six months ended June 30, 2019, in addition to the changes discussed at PSE above, decreased by $5.3 million compared to the same period in 2018.  The change was primarily impacted by the factors explained below:

•	Cash flow resulting from working capital decreased $9.4 million primarily due to changes in accounts receivable.

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

Puget Sound Energy
Credit Facility
As of June 30, 2019, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. The unsecured revolving credit facility matures in October 2022.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of June 30, 2019, PSE was in compliance with all applicable covenant ratios.
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
As of June 30, 2019, no amounts were drawn and outstanding under PSE's credit facility and $540.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $3.0 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of June 30, 2019, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at June 30, 2019, PSE could issue:

•
Approximately $3.8 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.3 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2019; and

•
Approximately $1.0 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $0.6 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2019.

At June 30, 2019, PSE had approximately $7.5 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On November 21, 2016, PSE filed a shelf registration statement under which it may issue, as of the date of this report, up to $200.0 million aggregate principal amount of senior notes secured by first mortgage bonds. The shelf registration will expire in November 2019.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At June 30, 2019, approximately $826.0 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 47.1% at June 30, 2019 and the EBITDA to interest expense was 5.4 to 1.0 for the twelve months ended June 30, 2019.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Puget Energy
Credit Facility
At June 30, 2019, Puget Energy maintained an $800.0 million credit facility which matures in October 2022. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of June 30, 2019, there was $7.9 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of June 30, 2019, Puget Energy was in compliance with all applicable covenants.

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

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.6 to 1.0 for the twelve months ended June 30, 2019.

At June 30, 2019, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements in Item I of this report.

Washington Clean Energy Transition Act
In May 2019, Washington State passed the 100 Percent Clean Electric Bill that supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The Clean Energy Transition Act requires all electric utilities to eliminate coal-fired generation from their allocation of electricity by December 31, 2025; to be carbon-neutral by January 1, 2030, through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean Energy Implementation plans are required every four years from each investor-owned utility (IOU) and must propose interim targets for meeting the 2045 standard between 2030 and 2045, and lay out an actionable plan that they intend to pursue to meet the standard. The WUTC may approve, reject, or recommend alterations to an IOU’s plan.
In order to meet these requirements, the Act clarifies WUTC’s authority to consider and implement performance and incentive-based regulation, multi-year rate plans, and other flexible regulatory mechanisms where appropriate. The Act mandates that the Commission accelerate depreciation schedules for coal-fired resources, including transmission lines, to December 31, 2025, or to allow investor-owned utilities to recover costs in rates for earlier closure of those facilities. Investor-owned utilities will be allowed to earn a rate of return on certain Power Purchase Agreements (PPA's) and 36 months deferred accounting treatment for clean energy projects (including PPAs) identified in the utility’s clean energy implementation plan.
IOUs are considered to be in compliance when the cost of meeting the standard or an interim target within the four-year period between plans equals a 2% increase in the weather adjusted sales revenue to customers from the previous year. If relying on the cost cap exemption, IOUs must demonstrate that they have maximized investments in renewable resources and non-emitting generation prior to using alternative compliance measures.

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
On June 11, 2019, Talen made a public announcement that Colstrip 1 and 2 will be shut down at the end of the year due to operational losses associated with the Units. The regulatory asset associated with early retirement of Colstrip Units 1 and 2 increased from $130.7 million as of December 31, 2018 to $178.2 million as of June 30, 2019. The Washington Clean Energy Transition Act requires the WUTC to provide recovery of the investment, decommissioning, and remediation costs associated with the facilities. The full scope of decommissioning activities and costs may vary from the estimates that are available at this time.

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

Related Party Transactions
In August 2015, PSE filed a proposal with the Washington Commission to develop an LNG facility at the Port of Tacoma. The Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and will provide LNG as fuel to transportation customers, particularly in the marine market. Following a mediation process and the filing of a settlement stipulation by PSE and all parties, the Washington Commission issued an order on October 31, 2016, that allowed PSE’s parent company, Puget Energy, to create a wholly-owned subsidiary, named Puget LNG, which was formed on November 29, 2016, for the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility. Puget LNG has entered into one fuel supply agreement with a maritime customer and is marketing the facility’s expected output to other potential customers.
The Tacoma LNG facility is currently under construction. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. As of June 30, 2019, Puget LNG has incurred $183.1 million in construction work in progress and operating costs related to Puget LNG’s portion of the Tacoma LNG facility. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, PE implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, PSE implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in PSE’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II                  OTHER INFORMATION

Item 1.     Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of June 30, 2019.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.

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

4.1
Fifth Supplemental Indenture from Puget Sound Energy, Inc. to U.S.Bank National Association, Trustee, dated May 23, 2018 (incorporated herein by reference to Exhibit 4.1 to Puget Sound Energy's Current Report on Form 8-K , Commission File No. 1-04393)¹

10.1
Term Loan Agreement, dated as of October 1, 2018, by and among Puget Energy, Toronto Dominion (Texas) LLC, as Administrative Agent, TD Securities (USA) LLC, as Lead Arranger and Bookrunner and the lenders party thereto. (incorporated by reference to Exhibit 410.1 to Puget Sound Energy's Current Report on Form 8-K Commission File No. 1-4393).

10.2*	Employment Offer Letter, dated as of June 20, 2019. by and between Puget Sound Energy, Inc and Mary E. Kipp.
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2019 filed on July 31, 2019 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

__________________

*	Filed herewith.

[1]	To be included if the 10-Q is filed prior to the filing of the S-3 related to the shelf registration

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	July 31, 2019