Form 10-Q
period 2019-09-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2019-11-07
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenue:
Electric	$513,926	$534,569	$1,823,596	$1,735,765
Natural gas	108,222	106,826	566,347	597,306
Other	4,859	10,069	22,833	28,253
Total operating revenue	627,007	651,464	2,412,776	2,361,324
Operating expenses:
Energy costs:
Purchased electricity	107,035	148,536	501,738	431,856
Electric generation fuel	93,642	71,004	208,442	143,177
Residential exchange	(15,295)	(15,401)	(56,430)	(55,436)
Purchased natural gas	27,778	30,192	168,281	211,679
Unrealized (gain) loss on derivative instruments, net	14,716	(14,046)	29,861	(21,953)
Utility operations and maintenance	142,857	139,361	450,236	440,016
Non-utility expense and other	12,436	19,338	36,813	40,587
Depreciation and amortization	138,281	149,760	483,693	486,377
Conservation amortization	17,734	21,601	71,049	82,489
Taxes other than income taxes	61,697	63,822	240,392	248,357
Total operating expenses	600,881	614,167	2,134,075	2,007,149
Operating income (loss)	26,126	37,297	278,701	354,175
Other income (expense):
Other income	15,439	24,806	44,442	46,378
Other expense	(2,023)	(3,250)	(5,624)	(7,678)
Interest charges:
AFUDC	3,732	3,911	10,652	10,112
Interest expense	(89,029)	(87,578)	(264,815)	(261,988)
Income (loss) before income taxes	(45,755)	(24,814)	63,356	140,999
Income tax (benefit) expense	(6,312)	(2,844)	3,597	12,428
Net income (loss)	$(39,443)	$(21,970)	$59,759	$128,571

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(39,443)	$(21,970)	$59,759	$128,571
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $(297), $(741), $(247) and $(620), respectively	(1,114)	(2,786)	(931)	(2,333)
Reclassification of stranded taxes to retained earnings due to tax reform	—	—	—	(5,230)
Other comprehensive income (loss)	(1,114)	(2,786)	(931)	(7,563)
Comprehensive income (loss)	$(40,557)	$(24,756)	$58,828	$121,008

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) ASSETS

	September 30, 2019	December 31, 2018
Utility plant (at original cost, including construction work in progress of $658,261 and $550,466, respectively):
Electric plant	$8,738,072	$8,515,482
Natural gas plant	3,824,045	3,598,732
Common plant	1,084,309	1,027,023
Less: Accumulated depreciation and amortization	(3,157,819)	(2,832,321)
Net utility plant	10,488,607	10,308,916
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	277,491	244,444
Total other property and investments	1,934,004	1,900,957
Current assets:
Cash and cash equivalents	12,467	37,521
Restricted cash	27,659	18,041
Accounts receivable, net of allowance for doubtful accounts of $7,608 and $8,408, respectively	206,629	338,782
Unbilled revenue	145,073	205,285
Purchased gas adjustment receivable	155,711	9,921
Materials and supplies, at average cost	120,143	116,180
Fuel and natural gas inventory, at average cost	61,793	53,351
Unrealized gain on derivative instruments	14,147	46,507
Prepaid expense and other	28,502	25,674
Power contract acquisition adjustment gain	8,281	6,114
Total current assets	780,405	857,376
Other long-term and regulatory assets:
Power cost adjustment mechanism	24,810	4,735
Regulatory assets related to power contracts	14,583	16,693
Other regulatory assets	717,596	773,552
Unrealized gain on derivative instruments	2,294	2,512
Power contract acquisition adjustment gain	149,126	156,597
Operating lease right of use asset	168,491	—
Other	86,841	77,523
Total other long-term and regulatory assets	1,163,741	1,031,612
Total assets	$14,366,757	$14,098,861

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC. CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited) CAPITALIZATION AND LIABILITIES

	September 30, 2019	December 31, 2018
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	652,006	629,003
Accumulated other comprehensive income (loss), net of tax	(78,133)	(77,202)
Total common shareholder’s equity	3,882,830	3,860,758
Long-term debt:
First mortgage bonds and senior notes	4,212,000	3,764,412
Pollution control bonds	161,860	161,860
Long-term debt	2,200,900	1,961,900
Debt discount, issuance costs and other	(214,605)	(215,681)
Total long-term debt	6,360,155	5,672,491
Total capitalization	10,242,985	9,533,249
Current liabilities:
Accounts payable	288,126	480,069
Short-term debt	69,000	379,297
Current maturities of long-term debt	2,412	—
Accrued expenses:
Taxes	74,971	118,112
Salaries and wages	43,488	50,785
Interest	81,038	70,099
Unrealized loss on derivative instruments	30,504	46,661
Power contract acquisition adjustment loss	2,473	2,547
Operating lease liabilities	15,173	—
Other	104,132	79,312
Total current liabilities	711,317	1,226,882
Other long-term and regulatory liabilities:
Deferred income taxes	808,636	789,297
Unrealized loss on derivative instruments	18,222	11,095
Regulatory liabilities	710,572	747,203
Regulatory liability for deferred income taxes	952,828	975,974
Regulatory liabilities related to power contracts	157,407	162,711
Power contract acquisition adjustment loss	12,110	14,146
Operating lease liabilities	159,913	—
Other deferred credits	592,767	638,304
Total other long-term and regulatory liabilities	3,412,455	3,338,730
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$14,366,757	$14,098,861

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	200	$—	$3,308,957	$465,355	$(24,282)	$3,750,030
Net income (loss)	—	—	—	146,897	—	146,897
Common stock dividend paid	—	—	—	(30,096)	—	(30,096)
Other comprehensive income (loss)	—	—	—	—	(5,003)	(5,003)
Cumulative effect of accounting change	—	—	—	5,230	—	5,230
Balance at March 31, 2018	200	$—	$3,308,957	$587,386	$(29,285)	$3,867,058
Net income (loss)	—	—	—	3,642	$—	3,642
Common stock dividend paid	—	—	—	(25,429)	$—	(25,429)
Other comprehensive income (loss)	—	—	—	—	226	226
Balance at June 30, 2018	200	$—	$3,308,957	$565,599	$(29,059)	$3,845,497
Net income (loss)	—	—	—	(21,970)	—	(21,970)
Common stock dividend paid	—	—	—	(21,202)	—	(21,202)
Other comprehensive income (loss)	—	—	—	—	(2,786)	(2,786)
Balance at September 30, 2018	200	$—	$3,308,957	$522,427	$(31,845)	$3,799,539
Balance at December 31, 2018	200	$—	$3,308,957	$629,003	$(77,202)	$3,860,758
Net income (loss)	—	—	—	132,154	—	132,154
Common stock dividend paid	—	—	—	(35,994)	—	(35,994)
Other comprehensive income (loss)	—	—	—	—	92	92
Balance at March 31, 2019	200	$—	$3,308,957	$725,163	$(77,110)	$3,957,010
Net income (loss)		—	—	(32,952)	—	(32,952)
Common stock dividend paid		—	—	(83)	—	(83)
Other comprehensive income (loss)		—	—	—	91	91
Balance at June 30, 2019	200	$—	$3,308,957	$692,128	$(77,019)	$3,924,066
Net income (loss)	—	—	—	(39,443)	—	(39,443)
Common stock dividend paid	—	—	—	(679)	—	(679)
Other comprehensive income (loss)	—	—	—	—	(1,114)	(1,114)
Balance at September 30, 2019	200	$—	$3,308,957	$652,006	$(78,133)	$3,882,830

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$59,759	$128,571
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	483,693	486,377
Conservation amortization	71,049	82,489
Deferred income taxes and tax credits, net	(3,559)	5,554
Net unrealized (gain) loss on derivative instruments	29,861	(21,953)
AFUDC – equity	(10,071)	(12,958)
Production tax credit monetization	(35,470)	(56,177)
Other non-cash	1,712	11,105
Funding of pension liability	(18,000)	(13,500)
Regulatory assets and liabilities	(46,993)	(22,545)
Other long-term assets and liabilities	(3,075)	(4,872)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	192,365	214,166
Materials and supplies	(3,963)	(7,002)
Fuel and natural gas inventory	(8,442)	(7,385)
Prepayments and other	(2,283)	(15,763)
Purchased gas adjustment	(145,790)	19,911
Accounts payable	(160,792)	(38,001)
Taxes payable	(43,141)	6,695
Other	(2,727)	(12,379)
Net cash provided by (used in) operating activities	354,133	742,333
Investing activities:
Construction expenditures – excluding equity AFUDC	(709,139)	(760,728)
Other	(5,914)	2,090
Net cash provided by (used in) investing activities	(715,053)	(758,638)
Financing activities:
Change in short-term debt, net	(310,297)	(123,463)
Dividends paid	(36,756)	(76,728)
Proceeds from long-term debt and bonds issued	682,151	642,615
Redemption of bonds and notes	—	(450,000)
Other	10,386	6,228
Net cash provided by (used in) financing activities	345,484	(1,348)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(15,436)	(17,653)
Cash, cash equivalents, and restricted cash at beginning of period	55,562	36,761
Cash, cash equivalents, and restricted cash at end of period	$40,126	$19,108
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$236,718	$234,438
Cash payments (refunds) for income taxes	$8,990	$7,595
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$65,023	$105,070
Reclassification of Colstrip from utility plant to a regulatory asset (Note 8)	$(47,534)	$—

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenue:
Electric	$513,926	$534,569	$1,823,596	$1,735,765
Natural gas	108,222	106,826	566,347	597,306
Other	4,859	10,069	22,833	28,253
Total operating revenue	627,007	651,464	2,412,776	2,361,324
Operating expenses:
Energy costs:
Purchased electricity	107,035	148,536	501,738	431,856
Electric generation fuel	93,642	71,004	208,442	143,177
Residential exchange	(15,295)	(15,401)	(56,430)	(55,436)
Purchased natural gas	27,778	30,192	168,281	211,679
Unrealized (gain) loss on derivative instruments, net	14,716	(14,046)	29,861	(21,953)
Utility operations and maintenance	142,857	139,361	450,236	440,016
Non-utility expense and other	11,869	10,518	34,924	31,132
Depreciation and amortization	138,253	149,730	483,623	486,300
Conservation amortization	17,734	21,601	71,049	82,489
Taxes other than income taxes	61,697	63,822	240,392	248,357
Total operating expenses	600,286	605,317	2,132,116	1,997,617
Operating income (loss)	26,721	46,147	280,660	363,707
Other income (expense):
Other income	12,373	13,596	35,334	29,352
Other expense	(2,023)	(3,250)	(5,624)	(7,678)
Interest charges:
AFUDC	3,732	3,911	10,652	10,112
Interest expense	(61,145)	(58,278)	(181,230)	(174,853)
Income (loss) before income taxes	(20,342)	2,126	139,792	220,640
Income tax (benefit) expense	(5,085)	(1,765)	16,072	26,931
Net income (loss)	$(15,257)	$3,891	$123,720	$193,709

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(15,257)	$3,891	$123,720	$193,709
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and post-retirement plans, net of tax of $357, $(30), $1,692 and $1,492, respectively	1,340	(113)	6,362	5,613
Amortization of treasury interest rate swaps to earnings, net of tax of $27, $26, $78 and $77, respectively	97	96	289	289
Reclassification of stranded taxes to retained earnings due to tax reform	—	—	—	(27,333)
Other comprehensive income (loss)	1,437	(17)	6,651	(21,431)
Comprehensive income (loss)	$(13,820)	$3,874	$130,371	$172,278

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2019	December 31, 2018
Utility plant (at original cost, including construction work in progress of $658,261 and $550,466, respectively):
Electric plant	$10,797,117	$10,587,231
Natural gas plant	4,386,972	4,164,489
Common plant	1,109,251	1,052,544
Less: Accumulated depreciation and amortization	(5,804,733)	(5,495,348)
Net utility plant	10,488,607	10,308,916
Other property and investments:
Other property and investments	81,013	76,986
Total other property and investments	81,013	76,986
Current assets:
Cash and cash equivalents	10,929	35,452
Restricted cash	27,659	18,041
Accounts receivable, net of allowance for doubtful accounts of $7,608 and $8,408, respectively	209,586	346,251
Unbilled revenue	145,073	205,285
Purchased gas adjustment receivable	155,711	9,921
Materials and supplies, at average cost	120,143	116,180
Fuel and natural gas inventory, at average cost	60,470	52,028
Unrealized gain on derivative instruments	14,147	46,507
Prepaid expense and other	28,502	25,674
Total current assets	772,220	855,339
Other long-term and regulatory assets:
Power cost adjustment mechanism	24,810	4,735
Other regulatory assets	717,596	773,552
Unrealized gain on derivative instruments	2,294	2,512
Operating lease right of use asset	168,491	—
Other	84,651	75,483
Total other long-term and regulatory assets	997,842	856,282
Total assets	$12,339,682	$12,097,523

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2019	December 31, 2018
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,485,105	3,275,105
Retained earnings	632,702	622,844
Accumulated other comprehensive income (loss), net of tax	(184,233)	(190,884)
Total common shareholder’s equity	3,934,433	3,707,924
Long-term debt:
First mortgage bonds and senior notes	4,212,000	3,764,417
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(38,067)	(31,417)
Total long-term debt	4,335,793	3,894,860
Total capitalization	8,270,226	7,602,784
Current liabilities:
Accounts payable	288,194	480,195
Short-term debt	69,000	379,297
Current maturities of long-term debt	2,412	—
Accrued expenses:
Taxes	77,815	117,993
Salaries and wages	43,488	50,785
Interest	58,410	43,951
Unrealized loss on derivative instruments	30,504	46,661
Operating lease liabilities	15,173	—
Other	104,132	79,312
Total current liabilities	689,128	1,198,194
Other long-term and regulatory liabilities:
Deferred income taxes	949,526	926,403
Unrealized loss on derivative instruments	18,222	11,095
Regulatory liabilities	709,249	745,880
Regulatory liability for deferred income taxes	953,627	976,582
Operating lease liabilities	159,913	—
Other deferred credits	589,791	636,585
Total other long-term and regulatory liabilities	3,380,328	3,296,545
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$12,339,682	$12,097,523

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Total Equity
Balance at December 31, 2017	$85,903,791	$859	$3,275,105	$452,066	$(126,906)	$3,601,124
Net income (loss)	—	—	—	163,037	—	163,037
Common stock dividend paid	—	—	—	(58,612)	—	(58,612)
Other comprehensive income (loss)	—	—	—	—	(24,374)	(24,374)
Cumulative effect of accounting change	—	—	—	27,333	—	27,333
Balance at March 31, 2018	$85,903,791	$859	$3,275,105	$583,824	$(151,280)	$3,708,508
Net income (loss)	—	—	—	26,778	—	26,778
Common stock dividend paid	—	—	—	(43,844)	—	(43,844)
Other comprehensive income (loss)	—	—	—	—	2,960	2,960
Balance at June 30, 2018	$85,903,791	$859	$3,275,105	$566,758	$(148,320)	$3,694,402
Net income (loss)	—	—	—	3,891	—	3,891
Common stock dividend paid	—	—	—	(48,857)	—	(48,857)
Other comprehensive income (loss)	—	—	—	—	(17)	(17)
Balance at September 30, 2018	$85,903,791	$859	$3,275,105	$521,792	$(148,337)	$3,649,419
Balance at December 31, 2018	$85,903,791	$859	$3,275,105	$622,844	$(190,884)	$3,707,924
Net income (loss)	—	—	—	147,302	—	147,302
Common stock dividend paid	—	—	—	(64,604)	—	(64,604)
Other comprehensive income (loss)	—	—	—	—	2,606	2,606
Balance at March 31, 2019	$85,903,791	$859	$3,275,105	$705,542	$(188,278)	$3,793,228
Net income (loss)	—	—	—	(8,325)	—	(8,325)
Common stock dividend paid	—	—	—	(19,384)	—	(19,384)
Other comprehensive income (loss)	—	—	—	—	2,608	2,608
Balance at June 30, 2019	$85,903,791	$859	$3,275,105	$677,833	$(185,670)	$3,768,127
Net income (loss)	—	—	—	(15,257)	—	(15,257)
Common stock dividend paid	—	—	—	(29,874)	—	(29,874)
Capital Contribution	—	—	210,000	—	—	210,000
Other comprehensive income (loss)	—	—	—	—	1,437	1,437
Balance at September 30, 2019	$85,903,791	$859	$3,485,105	$632,702	$(184,233)	$3,934,433

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$123,720	$193,709
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	483,623	486,300
Conservation amortization	71,049	82,489
Deferred income taxes and tax credits, net	(1,600)	12,801
Net unrealized (gain) loss on derivative instruments	29,861	(21,953)
AFUDC – equity	(10,071)	(12,958)
Production tax credit monetization	(35,470)	(56,177)
Other non-cash	(6,167)	3,319
Funding of pension liability	(18,000)	(13,500)
Regulatory assets and liabilities	(46,993)	(22,545)
Other long-term assets and liabilities	4,972	5,144
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	196,877	208,359
Materials and supplies	(3,963)	(7,002)
Fuel and natural gas inventory	(8,442)	(7,385)
Prepayments and other	(2,283)	(15,763)
Purchased gas adjustment	(145,790)	19,911
Accounts payable	(160,850)	(37,988)
Taxes payable	(40,178)	7,580
Other	794	(9,528)
Net cash provided by (used in) operating activities	431,089	814,813
Investing activities:
Construction expenditures – excluding equity AFUDC	(680,118)	(712,329)
Other	(5,916)	2,090
Net cash provided by (used in) investing activities	(686,034)	(710,239)
Financing activities:
Change in short-term debt, net	(310,297)	(123,463)
Dividends paid	(113,862)	(151,315)
Long-term bonds and notes issued	443,151	594,750
Redemption of bonds and notes	—	(450,000)
Investment from parent	210,000	—
Other	11,048	6,228
Net cash provided by (used in) financing activities	240,040	(123,800)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,905)	(19,226)
Cash, cash equivalents, and restricted cash at beginning of period	53,493	36,009
Cash, cash equivalents, and restricted cash at end of period	$38,588	$16,783
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$152,571	$152,273
Cash payments (refunds) for income taxes	$16,540	$13,839
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$65,023	$105,070
Reclassification of Colstrip from utility plant to a regulatory asset (Note 8)	$(47,534)	$—

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
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiaries.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiary.  Puget Energy and PSE are collectively referred to herein as “the Company”.  The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany accounts and transactions are eliminated in consolidation.  PSE’s consolidated financial statements continue to be accounted for on a historical basis and do not include any ASC 805, “Business Combinations” purchase accounting adjustments.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Tacoma LNG Facility
In August 2015, PSE filed a proposal with the Washington Utilities and Transportation Commission (Washington Commission) to develop an LNG facility at the Port of Tacoma. Currently under construction at the Port of Tacoma, the facility is expected to be operational in 2021. The Tacoma LNG facility is intended to provide peak-shaving services to PSE’s natural gas customers. By storing surplus natural gas, PSE is able to meet the requirements of peak consumption. LNG will also provide fuel to transportation customers, particularly in the marine market. On January 24, 2018, the Puget Sound Clean Air Agency (PSCAA) determined a Supplemental Environmental Impact Statement (SEIS) is necessary in order to rule on the air quality permit for the facility. As a result of requiring a SEIS, the Company's construction schedule may be impacted depending on the Puget Sound Clean Air Agency's timing and decision on the air quality permit. PSE received the SEIS which concluded the LNG facility would result in a net decrease in GHG emissions, provided in part that the natural gas for the facility was sourced from British Columbia or Alberta. PSE must now await the final determination by PSCAA.
If delayed, the construction schedule and costs may be adversely impacted. Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $191.8 million of construction work in progress and $1.0 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of September 30, 2019. Additionally, $156.1 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item, as PSE is a regulated entity.

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

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)". The FASB issued this ASU to increase transparency and comparability among organizations by recognizing ROU lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB amended the FASB ASC and created Topic 842, Leases. ASU 2016-02 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a ROU asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The income statement recognition is similar to existing lease accounting and is based on lease classification. Under the new guidance, lessor accounting is largely unchanged.
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
These amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has adopted ASU 2016-02 as of January 1, 2019, which resulted in the recognition of ROU asset and lease liability financial statement line items that have not previously been recorded and are material to the consolidated balance sheets. Adoption of the standard did not have a material impact on the income statement. The financial impact as of the date of adoption was not materially different than what has been disclosed as of September 30, 2019, in Note 9, "Leases", to the consolidated financial statements included in Item 1 of this report.

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

(3) Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue from contracts with customers:	2019	2018	2019	2018
Electric retail	$450,109	$464,210	$1,550,517	$1,563,394
Natural gas retail	101,395	101,995	569,177	594,572
Other	72,691	67,217	245,285	148,581
Total revenue from contracts with customers	624,195	633,422	2,364,979	2,306,547
Alternative revenue programs	874	(782)	(20,006)	(24,678)
Other non-customer revenue	1,938	18,824	67,803	79,455
Total operating revenue	$627,007	$651,464	$2,412,776	$2,361,324

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

Electric and Natural Gas Retail Revenue
Electric and natural gas retail revenue consists of tariff-based sales of electricity and natural gas to PSE's customers. For tariff contracts, PSE has elected the portfolio approach practical expedient model to apply the revenue from contracts with customers to groups of contracts. The Company determined that the portfolio approach will not differ from considering each contract or performance obligation separately. Electric and natural gas tariff contracts include the performance obligation of standing ready to perform electric and natural gas services. The electricity and natural gas the customer chooses to consume is considered an option and is recognized over time using the output method when the customer simultaneously consumes the electricity or natural gas. PSE has elected the right to invoice practical expedient for unbilled retail revenue. The obligation of standing ready to perform electric and natural gas services and the consumption of electricity and natural gas at market value implies a right to consideration for performance completed to date. The Company believes that tariff prices approved by the Washington Commission represent stand-alone selling prices for the performance obligations under ASC 606. PSE collects Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes and presents the taxes on a gross basis, as PSE is the taxpayer for those excise and municipal taxes.

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	At September 30, 2019			December 31, 2018
(Dollars in Thousands)	Volumes	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$9,483	$33,341	*	$33,287	$27,284
Natural gas derivatives (MMBtus)[3]	288.3 million	6,958	15,385	336.6 million	15,732	30,472
Total derivative contracts		$16,441	$48,726		$49,019	$57,756
Current		$14,147	$30,504		$46,507	$46,661
Long-term		2,294	18,222		2,512	11,095
Total derivative contracts		$16,441	$48,726		$49,019	$57,756
_______________

[1]	Balance sheet classification: Current and Long-term Unrealized gain on derivative instruments.

[2]	Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.

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

*
Electric portfolio derivatives consist of electric generation fuel of 183.6 million One Million British Thermal Units (MMBtu) and purchased electricity of 11.9 million Megawatt Hours (MWhs) at September 30, 2019, and 194.8 million MMBtus and 6.6 million MWhs at December 31, 2018.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At September 30, 2019
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$16,441	$—	$16,441	$(14,148)	$—	$2,293
Liabilities:
Energy derivative contracts	48,726	—	48,726	(14,148)	(5,379)	29,199

Puget Energy and Puget Sound Energy	At December 31, 2018
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$49,019	$—	$49,019	$(25,388)	$—	$23,631
Liabilities:
Energy derivative contracts	57,756	—	57,756	(25,388)	—	32,368
_______________

[1]	All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Classification	2019	2018	2019	2018
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$8,143	$8,503	$5,914	$16,172
Realized	Electric generation fuel	(7,514)	(6,308)	4,481	(18,401)
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(22,859)	5,543	(35,775)	5,781
Realized	Purchased electricity	(335)	(4,803)	40,918	(10,028)
Total gain (loss) recognized in income on derivatives		$(22,565)	$2,935	$15,538	$(6,476)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2019, approximately 97.8% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 2.2% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.

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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of September 30, 2019, PSE had cash posted as collateral of $17.1 million related to contracts executed on the ICE platform. Also, as of September 30, 2019, PSE had $1.0 million in a letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the nine months ended September 30, 2019.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30, 2019			At December 31, 2018
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$12,147	$—	$12,147	$574	$—	$574
Requested credit for adequate assurance	5,447	—	—	18,495	—	—
Forward value of contract[3]	5,379	17,117	—	—	—	—
Total	$22,973	$17,117	$12,147	$19,069	$—	$574
_______________

[1]	Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.

[2]	Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.

[3]	Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(5)	Fair Value Measurements

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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments totaling $51.1 million and $49.5 million at September 30, 2019 and December 31, 2018, respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At September 30, 2019		At December 31, 2018
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$5,961,667	$7,544,799	$5,510,591	$6,443,742
Long-term debt (variable-rate)	2	400,900	400,900	161,900	161,900
Total liabilities		$6,362,567	$7,945,699	$5,672,491	$6,605,642

Puget Sound Energy		At September 30, 2019		At December 31, 2018
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,338,205	$5,642,813	$3,894,860	$4,574,611
Total liabilities		$4,338,205	$5,642,813	$3,894,860	$4,574,611
_______________

[1]	The carrying value includes debt issuances costs of $24.8 million and $26.1 million for September 30, 2019 and December 31, 2018, respectively, which are not included in fair value.

[2]	The carrying value includes debt issuances costs of $24.6 million and $24.6 million for September 30, 2019 and December 31, 2018, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At September 30. 2019			Fair Value At December 31, 2018
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$8,612	$871	$9,483	$28,765	$4,522	$33,287
Natural gas derivative instruments	5,279	1,679	6,958	12,247	3,485	15,732
Total assets	$13,891	$2,550	$16,441	$41,012	$8,007	$49,019
Liabilities:
Electric derivative instruments	$27,942	$5,399	$33,341	$24,124	$3,160	$27,284
Natural gas derivative instruments	15,143	242	15,385	28,660	1,812	30,472
Total liabilities	$43,085	$5,641	$48,726	$52,784	$4,972	$57,756

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
(Dollars in Thousands)	2019			2018
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(2,446)	$2,398	$(48)	$2,009	$3,949	$5,958
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	(4,611)	—	(4,611)	67	—	67
Included in regulatory assets / liabilities	—	206	206	—	930	930
Settlements	2,529	(1,167)	1,362	(945)	(2,217)	(3,162)
Transferred into Level 3	—	—	—	(150)	—	(150)
Transferred out of Level 3	—	—	—	396	514	910
Balance at end of period	$(4,528)	$1,437	$(3,091)	$1,377	$3,176	$4,553

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2019			2018
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$1,362	$1,673	$3,035	$1,098	$1,923	$3,021
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	1,524	—	1,524	2,052	—	2,052
Included in regulatory assets / liabilities	—	2,485	2,485	—	6,260	6,260
Settlements	(10,380)	(3,885)	(14,265)	(1,599)	(5,819)	(7,418)
Transferred into Level 3	4,390	(400)	3,990	(1,987)	—	(1,987)
Transferred out of Level 3	(1,424)	1,564	140	1,813	812	2,625
Balance at end of period	$(4,528)	$1,437	$(3,091)	$1,377	$3,176	$4,553
_______________

1.
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(4.5) million and $(0.1) million for the three months ended September 30, 2019 and 2018, respectively.

2.
Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(4.4) million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.

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
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of September 30, 2019:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$871	$5,399	Discounted cash flow	Power prices (per MWh)	$6.35	$40.04	$31.32
Natural gas	$1,679	$242	Discounted cash flow	Natural gas prices (per MMBtu)	$1.84	$2.48	$2.11
_______________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2018:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$4,522	$3,160	Discounted cash flow	Power prices (per MWh)	$11.35	$66.45	$29.63
Natural gas	$3,485	$1,812	Discounted cash flow	Natural gas prices (per MMBtu)	$1.84	$5.80	$3.18
____________

[1]	The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of September 30, 2019 and December 31, 2018, a hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $1.9 million and $2.6 million, respectively.

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
As of September 30, 2019, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and found no impairment. The valuations were measured using a discounted cash flow, income-based valuation methodology. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates classified as Level 3 within the fair value hierarchy.

(6)	Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees.   PSE also maintains a non-qualified supplemental executive retirement plan (SERP) for certain key senior management employees. Officers hired after January 2019 participate in an Officer Restoration Benefit as part of the Deferred Compensation Plan for Key Employees. In addition to providing pension benefits, PSE provides legacy group health care and life insurance benefits (Other Benefits) for certain retired employees.  Puget Energy's retirement plans were re-measured as a result of the merger in 2009, which represents the difference between Puget Energy and PSE's retirement plans.

The following tables summarize the Company’s net periodic benefit cost for the three months and nine months ended September 30, 2019 and 2018:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$6,418	$6,218	$256	$212	$13	$17
Interest cost	7,252	6,917	578	530	84	113
Expected return on plan assets	(12,439)	(12,533)	—	—	(100)	(119)
Amortization of prior service cost	(495)	(495)	83	11	—	—
Amortization of net loss (gain)	362	716	341	394	(156)	(80)
Net periodic benefit cost	$1,098	$823	$1,258	$1,147	$(159)	$(69)

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$16,992	$17,068	$768	$635	$46	$52
Interest cost	21,685	20,477	1,735	1,590	308	333
Expected return on plan assets	(37,686)	(37,652)	—	—	(295)	(354)
Amortization of prior service cost	(1,485)	(1,485)	249	33	—	—
Amortization of net loss (gain)	863	1,640	1,024	1,185	(281)	(252)
Net periodic benefit cost	$369	$48	$3,776	$3,443	$(222)	$(221)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Three Months Ended September 30,
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$6,418	$6,218	$256	$212	$13	$17
Interest cost	7,252	6,917	578	530	84	113
Expected return on plan assets	(12,443)	(12,542)	—	—	(100)	(119)
Amortization of prior service cost	(393)	(393)	83	11	—	—
Amortization of net loss (gain)	3,328	3,928	433	517	(202)	(134)
Net periodic benefit cost	$4,162	$4,128	$1,350	$1,270	$(205)	$(123)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits

	Nine Months Ended September 30,
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$16,992	$17,068	$768	$635	$46	$52
Interest cost	21,685	20,477	1,735	1,590	308	333
Expected return on plan assets	(37,700)	(37,680)	—	—	(295)	(354)
Amortization of prior service cost	(1,180)	(1,180)	250	33	—	—
Amortization of net loss (gain)	9,657	11,188	1,300	1,552	(421)	(417)
Net periodic benefit cost	$9,454	$9,873	$4,053	$3,810	$(362)	$(386)

The following table summarizes the Company’s change in benefit obligation for the periods ended September 30, 2019 and December 31, 2018:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
(Dollars in Thousands)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Change in benefit obligation:
Benefit obligation at beginning of period	$677,643	$700,481	$55,708	$55,754	$10,636	$11,454
Amendments	—	—	—	1,446	—	—
Service cost	16,992	22,757	768	847	46	69
Interest cost	21,685	27,303	1,735	2,120	308	444
Actuarial loss (gain)	1,644	(29,067)	—	1,122	(909)	(379)
Benefits paid	(33,619)	(42,662)	(2,297)	(5,581)	(719)	(1,037)
Medicare part D subsidy received	—	—	—	—	226	85
Administrative Expense	—	(1,169)	—	—	—	—
Benefit obligation at end of period	$684,345	$677,643	$55,914	$55,708	$9,588	$10,636

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2019 are expected to be at least $18.0 million, $6.2 million and $0.3 million, respectively. During the three months ended September 30, 2019, the Company contributed $18.0 million and $1.3 million to fund the qualified pension plan and SERP, respectively. During the nine months ended September 30, 2019, the Company contributed $18.0 million and $2.3 million to fund the qualified pension plan and SERP, respectively. The Company contributed an immaterial amount to fund the other postretirement plans.

(7) Regulation and Rates

General Rate Case
PSE filed a general rate case (GRC) with the Washington Commission on June 20, 2019 requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. PSE requested a return on equity of 9.8% with an overall rate of return of 7.62%. In addition to the traditional areas of focus (revenue requirements, cost allocation, rate design and cost of capital), the Company included an attrition adjustment mechanism to address the expected regulatory lag in the rate year. Additionally, as the non-plant related excess deferred taxes that resulted from the Tax Cuts and Jobs Act (TCJA) remained outstanding from PSE’s Expedited Rate Filing (ERF) as discussed below, PSE requested in its GRC to pass back the amounts over four years. On September 17, 2019, PSE filed a supplemental filing in the GRC, which provided updates as discussed in our original filing, but did not impact the requested overall electric and natural gas rate increases, return on equity or overall rate of return as originally filed.

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
On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms that resolved all issues in the filing. The settlement agreement was filed on January 30, 2019. The parties agreed to a $21.5 million annual increase for natural gas and no rate increase for electric which became effective March 1, 2019. As is discussed below, these rates include the offsetting effect of passing back to customers plant related excess deferred income taxes that resulted from the TCJA, using the average rate assumption method (ARAM) amounts to arrive at the settlement rate changes.
The settlement agreement provides for the pass back of plant related excess deferred income taxes that resulted from the TCJA using the ARAM methodology based on 2018 amounts beginning March 1, 2019, in the amount of $6.1 million for natural gas and $25.9 million for electric. The settlement agreement left the determination for the regulatory treatment of the remaining items related to the TCJA, listed below, to PSE’s next GRC, filed June 20, 2019:

1)	excess deferred taxes for non-plant- related book/tax differences for periods prior to March 1, 2019,

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
The agreement provides that PSE may defer the depreciation expense associated with PSE’s ongoing investment in its advanced metering infrastructure (AMI) investment and may defer the return on the AMI investment that was included in the test year of the filing. The agreement preserves the parties' rights to argue whether or not these deferrals should be recovered in the Company’s next GRC. The rate of return adopted in the settlement for reporting and deferral purposes is 7.49%. On February 21, 2019, the Washington Commission approved the settlement with one condition: PSE must pass back the deferred balance associated with the tax over-collection of $34.6 million for the period from January 1, 2018 through April 30, 2018 over a one-year period which began May 1, 2019.

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
As a result of the Washington Commission’s final order in the ERF, the excess deferred taxes associated with non-plant-related book/tax differences and the treatment of the excess deferred taxes associated with plant related book/tax differences from January 1, 2018 through February 28, 2019 was addressed in PSE’s GRC, which was filed June 20, 2019. The Washington Commission also required in the ERF order that PSE pass back the deferred balance associated with the tax over-collection for the period from January 1, 2018 through April 30, 2018, as discussed above, over a one-year period which began May 1, 2019.

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
On September 30, 2019, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that all of electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no adjustment was booked to 2019 decoupling revenue.

Electric Regulation and Rates
Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the nine months ended September 30, 2019, PSE incurred $39.3 million in storm-related electric transmission and distribution system restoration costs, of which the Company deferred $28.5 million and $0.4 million as regulatory assets related to storms that occurred in 2019 and 2018, respectively. This compares to $8.9 million incurred in storm-related electric transmission and distribution system restoration costs for the nine months ended September 30, 2018, of which no amount was deferred to a regulatory asset. Under the December 5, 2017 Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

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
On June 11, 2019, Talen made a public announcement that Colstrip 1 and 2 will be shut down at the end of the year due to operational losses associated with the Units. The regulatory asset associated with early retirement of Colstrip Units 1 and 2 increased from $130.7 million as of December 31, 2018, to $178.2 million as of September 30, 2019. The Washington Clean Energy Transition Act requires the Washington Commission to provide recovery of the investment, decommissioning, and remediation costs associated with the facilities that are not recovered through the repurposed PTC's and hydro-related treasury grants. The full scope of decommissioning activities and costs may vary from the estimates that are available at this time.

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
The components of lease expense were as follows:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in Thousands)	2019	2019
Finance lease cost:
Amortization of right-of-use asset	$128	$410
Interest on lease liabilities	10	29
Total finance lease cost	$138	$439

Operating lease cost[1]	$5,311	$15,318
_______________

[1]	Includes $0.3 million and $0.8 million allocated to PLNG at PE related to the Tacoma land lease at three and nine months ended September 30, 2019, respectively.

Supplemental cash flow information related to leases was as follows:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in Thousands)	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(3,678)	$(10,437)
Investing cash flow for operating leases[1]	(1,633)	(4,881)
Operating cash flow for finance leases	(10)	(29)
Financing cash flows for finances leases	(129)	(410)
_______________

[1]	Includes $0.3 million and $0.8 million allocated to PLNG at PE related to the Tacoma land lease at three and nine months ended September 30, 2019, respectively.

Supplemental balance sheet information related to leases was as follows:

Puget Sound Energy
(Dollars in Thousands)	At September 30,
Operating Leases	2019
Operating lease right-of-use asset	$168,491

Operating leases liabilities current	$(15,173)
Operating lease liabilities long-term	(159,913)
Total Operating lease liabilities:	$(175,086)

Finance Leases
Common Plant	$1,268

Other current liabilities	$(585)
Other deferred credits	(682)
Total finance lease liabilities	$(1,267)

Weighted Average Remaining Lease Term
Operating leases	13.15 years
Finance leases	2.96 years

Weighted Average Discount Rate
Operating leases	3.77%
Finance leases	2.98%

Supplemental Non-cash Information on Lease Liabilities Arising from Obtaining New Right-of-Use Assets
Operating leases	$2,032
Finance leases	$373

The following tables summarize the Company’s estimated future minimum lease payments as of September 30, 2019, and December 31, 2018, respectively:

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At September 30,	Operating Leases	Finance Leases
2019 (remaining three months)	$4,968	$133
2020	21,514	554
2021	21,791	416
2022	21,375	184
2023	20,935	25
Thereafter	135,492	—
Total lease payments	226,075	1,312
Less imputed interest	(50,989)	(45)
Total	$175,086	$1,267

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2019	$20,635	$495
2020	20,704	446
2021	20,630	311
2022	20,202	82
2023	19,223	—
Thereafter	132,889	—
Total minimum lease payments	$234,283	$1,334

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
On August 30, 2019, PSE issued $450.0 million of senior notes at an interest rate of 3.25%.  The notes pay interest semi-annually and are due to mature on September 15, 2049. Proceeds from the sale of the notes were used to repay outstanding short- term debt under the Company’s commercial paper program.
On September 26, 2019, Puget Energy entered into a separate $210.0 million, 3 years term loan agreement with a small group of banks. The agreement allows Puget Energy to borrow at either the banks' prime rate or LIBOR plus a spread, which will vary as those base rates fluctuate over the loan period. The Term Loan Agreement also includes an expansion feature, pursuant to which Puget Energy may request to increase the aggregate amount of the Term Loan Agreement, obtain incremental term loans or any combination of increases and incremental term loans in an amount up to $100.0 million. The proceeds from the term loan were contributed as equity to PSE and used to repay outstanding short term debt under the Company's commercial paper program.
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
Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended September 30, 2019 is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

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

General Rate Case Filing
PSE filed a general rate case (GRC) with the Washington Commission on June 20, 2019 requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. PSE requested a return on equity of 9.8% with an overall rate of return of 7.62%. In addition to the traditional areas of focus (revenue requirements, cost allocation, rate design and cost of capital), the Company included an attrition adjustment mechanism to address the expected regulatory lag in the rate year. Additionally, as the non-plant related excess deferred taxes that resulted from the Tax Cuts and Jobs Act (TCJA) remained outstanding from PSE’s Expedited Rate Filing (ERF) as discussed below, PSE requested in its GRC to pass back the amounts over four years.  On September 17, 2019, PSE filed a supplemental filing in the GRC, which provided updates as discussed in our original filing, but did not impact the requested overall electric and natural gas rate increases, return on equity or overall rate of return as originally filed.

Expedited Rate Filing
On November 7, 2018, PSE filed an ERF with the Washington Commission. On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms. The settlement agreement was filed on January 30, 2019. On February 21, 2019, the Washington Commission approved the settlement with one condition: PSE must pass back the deferred balance associated with the tax over-collection of $34.6 million from January 1, 2018, through April 30, 2018, over a one-year period which began May 1, 2019.

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
On September 30, 2019, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that all of electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no adjustment was booked to 2019 decoupling revenue.

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

In September 2016, PSE filed an accounting petition with the Washington Commission which requested deferral of the variances, either positive or negative, between the fixed costs previously recovered in the PCA and the revenue received to cover the allowed fixed costs. The deferral period requested was January 1, 2017, through December 31, 2017, when rates went into effect from PSE's 2017 GRC. In November 2016, the Washington Commission issued Order No. 01 approving PSE’s accounting petition. With the final determination in PSE’s GRC, this deferral ceased with the rate effective date of December 19, 2017.
For the nine months ended September 30, 2019, in its PCA mechanism, PSE under-recovered its power costs by $48.9 million of which $19.5 million amount was apportioned to customers. This compares to an under-recovery of power costs of $7.7 million for the nine months ended September 30, 2018 of which no amounts were apportioned to customers. Power costs have been higher than the allowed base line in 2019 which has led to an increase in the PCA deferral causing an under-collection compared to the prior year. Actual power costs were less than baseline rates in 2018 which caused an over-collection. Load increased 4.2% year over year which is one driver of increased power cost. This was driven by colder temperatures in February and early March. Additionally, power prices increased during the period as compared to the prior year. Increase in prices are due to: (i) Cold weather in February and early March which drove regional loads up; (ii) Westcoast pipeline capacity limitations contributed to higher natural gas and power prices; (iii) An outage on a transmission line contributed to a liquidity crisis at Mid-C, resulting in high market power prices; and (iv)) The relative prices of natural gas and power reduced the supply of natural gas-fired generation and increased the demand for market power, increasing prices.

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

The following table sets forth the federal incentive tracker tariff revenue requirement proposed and approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates from prior year	Total credit to be passed back to eligible customers (Dollars in Millions)
January 1, 2020 - proposed	—%	$(37.8)
January 1, 2019	0.1	(38.7)
May 1, 2018	0.4	(40.1)
January 1, 2018	0.2	(48.2)

Residential Exchange Benefit
The residential exchange program passes through the residential exchange program benefits that PSE receives from the Bonneville Power Administration.  Rates change biennially on October 1.
The following table sets forth residential exchange benefit adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Total credit to be passed back to eligible customers (Dollars in Millions)
October 12, 2019	—%	$(81.8)
October 1, 2017	(0.6)	(80.8)

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
The following table sets forth CRM rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2019	0.8%	$7.0
November 1, 2018	0.5	5.0

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
On April 25, 2019, the Washington Commission approved PSE’s request for an out-of-cycle change to PGA rates with the rate change taking effect May 1, 2019. The out-of-cycle PGA filing was needed to begin amortizing a large PGA commodity deferral balance that had grown due to higher than projected commodity costs during the 2018/19 winter. These higher than projected commodity costs were primarily due to an October 9, 2018 rupture and subsequent explosion on Westcoast Pipeline which is one of the major pipelines feeding PSE’s distribution system. The pipeline was repaired in October 2018, however supply capacity on the pipeline was limited over the 2018/19 winter leading to higher prices. February weather was also much colder than normal which also increased the demand for natural gas. The amortization period will be from May 2019 through April 2020.
On October 24, 2019, the Washington Commission approved PSE’s request for November 2019 PGA rates with the rate change taking effect November 1, 2019. As part of that filing, PSE have requested PGA rates increase annual revenue by $17.8 million, while the new tracker rates increased by annual revenue of $100.6 million; this was in addition of continuing the collection on the remaining balance of $54.0 million from the out-of-cycle PGA. The tracker rates include deferral balances for the three separate amounts: (i) $114.4 million of under collected commodity balances deferred in February and March; (ii) a $10.8 million balance of over-collected commodity costs for the 2018 PGA, and (iii) a $4.1 million remaining balance from the $54.7 million credit to customers, caused by the 2017 over-collection, established in the 2018 tracker. The high commodity deferral balances for winter months through March 2019 were the result of three noteworthy events last winter experienced by PSE: the Enbridge pipeline rupture, unusually low temperatures in February and March, and a compressor failure in February at the Jackson Prairie storage facility. Additionally, to reduce customer impact, as part of the approved PGA filing, PSE will be collecting $114.4 million commodity deferrals and related interest over two years period instead of historic one year from November 2019 through October 2021.

The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective date:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2019	13.4%	$118.3
May 1, 2019	6.3	54.0
November 1, 2018	(10.9)	(98.4)

Other Proceedings
Microsoft Special Contract
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

Voluntary Long-Term Renewable Energy
Effective September 2016, the Washington Commission approved PSE's tariff revision to create an additional voluntary renewable energy product. This provides customers with electric generation resource options to help them meet their sustainability goals. Incremental costs of the program will be allocated to the voluntary participants of the program as is the case with PSE’s existing Green Power programs. PSE initially offered this service, Green Direct, to larger customers (aggregated annual loads greater than 10,000 MWh) and government customers. The initial resource option offered under this rate schedule is a new wind generation facility with the capacity of approximately 136.8 MW that will be constructed in the region by a developer under contract to PSE to meet the demand for this voluntary renewable energy product. The project is fully subscribed and is expected to begin generating power in early 2020. Twenty-one customers will receive the anticipated output of the project.
In July 2018, the Washington Commission approved a second phase of the Green Direct product. The phase 2 offering will be a blend of the phase 1 wind and a solar project. In October 2018, the Washington Commission approved an expansion of the solar project from 120 MW to 150 MW. Phase 1 customers will receive wind through 2020; and then will receive the blended energy in 2021. Open enrollment for phase 2, which is fully subscribed, began on August 31, 2018. Twenty customers will start receiving energy through phase 2 of the program in 2021.

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
The following chart displays the details of PSE's electric margin changes for the three months ended September 30, 2018 and 2019:
______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three months ended September 30, 2018 compared to 2019
Electric Operating Revenue
Electric operating revenues decreased $20.6 million from the prior year primarily due to a decrease in electric retail sales of $19.0 million, a decrease in other revenues of $8.4 million and decrease in other decoupling revenue of $3.3 million; partially offset by an increase in sales to other utilities of $6.7 million and an increase in decoupling revenue of $3.3 million.  These items are discussed in detail below.

•
Electric retail sales decreased $19.0 million due to a decrease in rates of $11.9 million and a decrease of $7.1 million from reduced retail electricity usage of 1.6% compared to the prior year. The reduction in usage was due to a decrease of commercial, industrial and residential use per customer of 2.4%, 0.9% and 0.7%, respectively, which was driven by a decrease in heating degree days of 11.2% and partially offset by an increase in retail customers of 1.4% compared to 2018. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes.

•
Sales to other utilities increased $6.7 million due to a 49.3% increase in volumes sold partially offset by a 22.2% decrease in price. Volumes were higher because market conditions made it economic to run gas fired resources to meet regional demand, and PSE’s system load was lower than 2018 load. The decrease in average price was because 2018 prices were abnormally high as a result of higher than normal temperatures.

•
Decoupling revenue increased $3.3 million, primarily attributable to a $2.7 million increase in PCA fixed cost deferral revenues, driven by decreased usage, as noted above in the retail revenue section. This resulted in allowed PCA revenues being $1.0 million greater than actual PCA revenues in the current year, whereas actual PCA revenues were $1.7 million greater than allowed PCA revenues in the prior year.

•
Other decoupling revenue decreased $3.3 million, primarily related to cash refunds of earnings in excess of allowed ROR. In 2018, earnings in excess of allowed ROR of $2.1 million was returned to customers. In the current year, there were no such returns to customers. In addition, current period amortization of prior year over-collection increased by $1.5 million year over year, resulting from higher amortization rates, offset in part by decreased usage.

•
Transportation and other revenue decreased $8.4 million primarily due to a decrease in production tax credit (PTC) deferral revenue of $8.5 million for the re-purpose of the PTCs, a decrease in non-core gas sales of $2.3 million and a decrease in green energy option revenue of $1.6 million partially offset by an increase in tax reform deferrals returned to customers in 2019 for revenue subject to refunds of $4.9 million.

Electric Power Costs
Electric power costs decreased $18.8 million primarily due to decrease of $41.5 million of purchased electricity costs and was partially offset by an increase of $22.6 million of electric generation fuel expense. These items are discussed in detail below.

•
Purchased electricity expense decreased $41.5 million primarily due to an 18.1% decrease in wholesale electricity purchases and a 12.0% decrease in wholesale prices. The decrease in purchases was primarily driven by a decrease in load and a decrease in hydro purchases from Mid-Columbia of 16.9%, due to unfavorable hydro conditions, driving an increase in combustion turbine generation, as noted in the section below.

•
Electric generation fuel expense increased $22.6 million primarily due to a $10.6 million increase in combustion turbine generation costs primarily driven by an increase in generation of 20.0% as a result of favorable heat rates, unfavorable wholesale electricity prices and reduced hydro purchases of 16.9%.

The following chart displays the details of PSE's electric margin changes for the nine months ended September 30, 2018 and 2019:
______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine months ended September 30, 2018 compared to 2019
Electric Operating Revenue
Electric operating revenues increased $87.8 million primarily due to transportation and other revenues of $99.5 million, sales to other utilities of $23.1 million, decoupling revenue of $6.7 million, and other decoupling revenue of $3.6 million, partially offset by lower electric retail sales of $45.1 million.  These items are discussed in detail below.

•
Electric retail sales decreased $45.1 million due to a decrease in rates of $52.2 million, offset by an increase of $7.1 million from additional retail residential electricity usage of 1.9% compared to the prior year which was driven by an increase in residential retail customers of 1.4% compared to 2018. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes.

•
Sales to other utilities increased $23.1 million due to a 12.1% increase in price and a 23.7% increase in sales volume. During the 1st quarter of 2019, wholesale prices increased 115.7% due to spot power prices at Mid-Columbia that increased to an 18-year high largely driven by record-breaking natural gas prices and there was increase in volumes from an additional 111.8% of combustion turbine generation as a result of favorable heat rates and increased demand for market power.

•
Decoupling revenue increased $6.7 million, the combination of a $1.4 million decrease in delivery deferral revenues and an $8.1 million increase in PCA fixed cost deferral revenues. The decrease in delivery deferral revenues resulted from a more significant decline in allowed revenues than actual revenues year-over-year, attributable to lower allowed rate per customer. For PCA fixed cost deferrals, actual revenues declined significantly, attributable to lower rates, partially offset by increased usage, as noted above in the retail revenue section, resulting in less over collection in the current year than in the prior year.

•
Other decoupling revenue increased $3.6 million, primarily due to a $7.4 million increase year-over-year related to a decrease in current year amortization of previous years' decoupling deferrals. This resulted from lower amortization rates, partially offset by increased usage. This increase was offset in part by a $4.1 million decrease related to earnings in excess of allowed ROR. In 2018, earnings in excess of allowed ROR of $7.5 million was returned to customers, as compared to $3.5 million returned in the current year.

•
Transportation and other revenue increased $99.5 million primarily due to an increase in net wholesale non-core natural gas sales of $84.4 million and a reduction in tax reform deferrals for revenue subject to refunds of $32.2 million; partially offset by a change in PTC deferral revenue of $18.5 million for the re-purpose of the PTCs. The increase in net wholesale non-core gas sales was due to an approximately 143% increase in the average price of the non-core gas sold in 2019 as compared to 2018, offset by a 12% decrease in sales volume and a $32.0 million increase in the total cost of the non-core gas sold due to an approximately 67% increase in the average cost of the gas sold driven by an increase in the average price of non-core gas purchases. The higher gas prices occurred in early 2019 and were due to the continuing effects of the late 2018 Enbridge pipeline rupture which led to a decrease in pipeline capacity in the region at the same time that there were compressor issues at a gas storage facility which limited natural gas deliverability, and higher than expected load due to cold weather during that time.

Electric Power Costs
Electric power costs increased $134.2 million primarily due to an increase of $69.9 million of purchased electricity costs and an increase of $65.3 million of electric generation fuel expense. These items are discussed in detail below:

•
Purchased electricity expense increased $69.9 million primarily due to a 30.8% increase in wholesale prices partially offset by an 11.4% decrease in wholesale electricity purchases. The decrease in purchases was primarily driven by a decrease in hydro purchases at Mid-Columbia of 27.0%, due to unfavorable hydro conditions, driving an increase in combustion turbine generation, which decreased the need to purchase additional wholesale power. During the 1st quarter of 2019, wholesale prices increased due to spot power prices at Mid-Columbia hit an 18-year high largely driven by record-breaking natural gas prices.

•
Electric generation fuel expense increased $65.3 million primarily due to a $49.6 million increase in combustion turbine generation costs primarily driven by an increase in generation of 46.0% as a result of favorable heat rates, unfavorable wholesale electricity prices, reduced hydro purchases of 27.0% and reduced hydro and wind generation of 21.6% and 12.9%, respectively.

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

The following chart displays the details of PSE's natural gas margin changes for the three months ended September 30, 2018 and 2019:
_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three months ended September 30, 2018 compared to 2019
Natural Gas Operating Revenue
Natural gas operating revenue increased $1.4 million primarily due to an increase of $3.3 million in other decoupling revenue and an increase of transportation and other revenue of $1.4 million; partially offset by a decrease of $1.7 million in decoupling revenue and a decrease of $1.6 million in total retail sales. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $1.6 million due to a decrease in rates of $6.8 million partially offset by an increase in natural gas load of 5.0%, or $5.2 million of natural gas sales. Natural gas load increased primarily due to the increase in average therms used per residential, commercial and industrial customers of 3.7%, 6.2% and 63.8%, respectively compared to 2018, as a result of a 1.3% increase in natural gas customers, which increased the natural gas heating load compared to prior year. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes.

•
Decoupling revenue decreased $1.7 million. This is primarily attributable to higher natural gas usage, as noted above in the retail revenue section. This resulted in actual natural gas revenues being greater than allowed natural gas revenues in the current year, where as in the prior year allowed natural gas revenues were greater than actual natural gas revenues.

•
Other decoupling revenue increased $3.3 million, primarily due to a $3.8 million increase year-over-year related to a decrease in current year amortization of previous years' decoupling deferrals resulting from lower amortization rates, partially offset by increased natural gas usage in the current year.

•	Transportation and other revenue increased $1.4 million primarily due to a decrease of tax reform deferrals returned to customers for revenue subject to refund in 2019 of $1.0 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $2.4 million due to a decrease in natural gas costs included in PGA rates partially offset by an increase in natural gas usage of 5.0%. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes.

The following chart displays the details of PSE's natural gas margin changes for the nine months ended September 30, 2018 and 2019:
_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine months ended September 30, 2018 compared to 2019
Natural Gas Operating Revenue
Natural gas operating revenue decreased $31.0 million primarily due to a decrease of $37.2 million in total retail sales due to a decrease of natural gas rates and a decrease of $5.5 million in other decoupling revenue, partially offset by an increase in transportation and other revenue of $11.9 million. These items are discussed in detail below.

•
Natural gas retail sales revenue decreased $37.2 million due to a decrease in rates of $63.6 million, offset by an increase in natural gas load of 4.1%, or $26.4 million in natural gas sales. Natural gas load increased primarily due to the increase in average therms used per residential, commercial and industrial customers of 4.7%, 4.2%, and 6.4%, respectively, compared to 2018 as a result of a 3.4% increase in heating degree days in the 1st quarter of 2019 as well as 1.3% increase in natural gas customers. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes.

•
Other decoupling revenue decreased $5.5 million, primarily due to 2018 estimated earnings in excess of allowed ROR being trued up to match actual earnings in excess of allowed ROR by $3.4 million whereas no such true up occurred in the current year. In addition, current year amortization of previous years' decoupling deferrals increased year-over-year, resulting in a decrease of $2.4 million, attributable to higher amortization rates and increased natural gas usage in the current year.

•	Transportation and other revenue increased $11.9 million primarily due to tax reform deferrals returned to customers for revenue subject to refund of $12.2 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $43.4 million due to a decrease in natural gas costs included in PGA rates partially offset by an increase in natural gas usage of 4.1%. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended September 30, 2018 and 2019:

Three months ended September 30, 2018 compared to 2019
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments decreased $28.8 million to a net loss of $14.7 million. The primary drivers for the change related to a decrease in the overall weighted average forward prices resulting in a $25.5 million decrease. Additionally, the change from net settlements of electric and natural gas trades previously recorded as $4.5 million in gains and $1.2 million in losses, respectively, further reduced the net unrealized (gain) loss.

•
Utility operations and maintenance expense increased $3.5 million primarily due to an increase in (i) hardware and software maintenance costs and IT expense of $3.5 million due to an increase in IT projects; (ii) an increase in damage and liability claims of $2.2 million; and (iii) an increase of $1.5 million of transformer and overhead line expense; partially offset by (iv) a decrease of $4.1 million of bad debt expense due to an improved collection process.

•
Non-Utility and other expense increased $1.3 million primarily due to an increase in the long-term incentive plan accrual of $3.9 million due to an increase in long-term incentive plan awards in 2019 partially offset by a decrease in biogas gas purchase expense of $3.0 million.

•
Depreciation and amortization expense decreased $15.3 million primarily driven by: (i) a decrease in amortization of PTC regulatory liability of $8.5 million in 2019 as compared to 2018, (ii) a decrease of $7.6 million in common amortization due the deferral treatment of IT amortization effective May 1, 2019 as submitted to the Washington Commission, (iii) a decrease of $4.9 million for amortization of the Microsoft transition fee set in rates by a Washington Commission order, (iv) a decrease in electric amortization driven by the deferral treatment of $4.6 million for meter assets effective April 1, 2019 as submitted to the Washington Commission, (v) a decrease in conservation amortization of $3.9 million; partially offset by (vi) an increase in common amortization of $8.1 million driven by net additions of $129.9 million of software; (vii) electric depreciation expense increased $4.1 million primarily due to net asset additions to distribution of $213.6 million and (viii) an increase in natural gas depreciation expense of $2.1 million primarily due to net asset additions to distribution of $210.5 million offset by a depreciation rate change to a lower rate.

•
Taxes other than income taxes decreased $2.1 million primarily due to decreases in municipal taxes of $1.3 million and state excise taxes of $0.8 million as a result of a decrease in retail revenue, as well as a decrease of $0.4 million related to the property tax tracker.

Other Income, Interest Expense and Income Tax Expense

•
Interest expense increased $3.0 million primarily related to PSE's issuance of $450.0 million of senior notes at an interest rate of 3.25%. For additional information, see Note 10, "Other" to the consolidated financial statements included in Item 1 of this report.

•	Income tax expense decreased $3.3 million primarily driven by a decrease in pre-tax income.

The following chart displays the details of PSE's operating expenses and other income (deductions) for the nine months ended September 30, 2018 and 2019:

Nine months ended September 30, 2018 compared to 2019
Other Operating Expenses

•
Net unrealized (gain) loss on derivative instruments decreased $51.8 million to a net loss of 29.9 million. The primary drivers for the change related to net settlements of $50.9 million and $22.9 million of electric and natural gas trades previously recorded as gains. However, these settlements were offset by an increase in gains due to an increase in the overall weighted average forward prices, resulting in a $22.0 million increase.

•
Utility operations and maintenance expense increased $10.2 million primarily due to an increase in (i) hardware and software maintenance costs and IT expense of $9.6 million due to an increase in IT projects, (ii) non-deferred storm costs of $4.9 million primarily related to first quarter storms; and (iii) an increase in AMI meter reading costs of $1.7 million; (iv) an increase in damage and liability claims of $1.7 million; and (v) an increase in wild horse maintenance costs of $1.6 million due to normal cycled maintenance every 3-5 years; partially offset by (vi) a decrease of $5.0 million of bad debt expense due to an improved collection process and (vii) a decrease in underground cable expense of $3.3 million.

•
Non-utility and other expense increased $3.9 million primarily due to an increase in the long-term incentive plan accrual of $6.5 million due to an increase in long-term incentive plan awards in 2019 partially offset by a decrease in biogas gas purchase expense of $2.9 million.

•
Depreciation and amortization expense decreased $14.1 million primarily driven by: (i) a decrease in amortization of PTC regulatory liability of $18.5 million in 2019 as compared to 2018, (ii) a decrease of $12.9 million in common amortization due the deferral treatment of IT amortization effective May 1, 2019 as submitted to the Washington Commission, (iii) a decrease of $4.9 million for amortization of the Microsoft transition fee set in rates by a Washington Commission order, (iv) a decrease in electric amortization driven by the deferral treatment of $8.4 million for meter assets effective April 1, 2019 as submitted to the Washington Commission, (v) a decrease in conservation amortization of $11.4 million due to lower rates in 2019 as compared to 2018; partially offset by (vi) an increase in common amortization of

$29.1 million driven by net additions of $129.9 million of software; (vii) electric depreciation expense increased $7.9 million primarily due to net asset additions to distribution of $213.6 million and (viii) an increase in natural gas depreciation expense of $5.8 million primarily due to net asset additions to distribution of $210.5 million.

•
Taxes other than income taxes decreased $8.0 million primarily due to decreases in municipal taxes of $4.6 million and state excise taxes of $3.1 million as a result of a decrease in retail revenue, as well as a decrease of $2.2 million related to the property tax tracker.

Other Income, Interest Expense and Income Tax Expense

•
Other Income/expense increased $8.0 million primarily due to a $4.5 million increase in PGA interest income driven by a larger under-recovery compared to an over-recovery in 2018 and a $4.7 million increase in allowance for funds used during construction (AFUDC) driven by a change in the rate and an increase in eligible construction work in progress.

•
Interest expense increased $5.8 million primarily related to PSE's issuance of $450.0 million of senior notes at an interest rate of 3.25%. For additional information, see Note 10, "Other" to the consolidated financial statements included in Item 1 of this report.

•	Income tax expense decreased $10.9 million primarily driven primarily driven by a decrease in pre-tax income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through its subsidiary PSE. Puget Energy's net income (loss) for the three months ended September 30, 2018 and 2019 are as follows:

Three months ended September 30, 2018 compared to 2019
Summary Results of Operation
Puget Energy’s net income decreased for the three months ended September 30, 2019 by $17.4 million primarily due to a decrease in PSE's net income compared to the same period in the prior year.

Puget Energy's net income (loss) for the nine months ended September 30, 2018 and 2019 are as follows:

Nine months ended September 30, 2018 compared to 2019
Summary Results of Operation
Puget Energy’s net income decreased for the nine months ended September 30, 2019 by $68.8 million primarily due to a decrease in PSE's net income compared to the same period in the prior year partially offset by an increase in interest expense of $3.6 million, as Puget Energy entered into a new $210.0 million term loan agreement and an additional $24.0 million of supplemental loans under the expansion feature of the existing term loan agreement during 2019. For additional information, see Note 10, "Other" to the consolidated financial statements included in Item 1 of this report.

Capital Requirements
Contractual Obligations and Commercial Commitments
During the nine months ended September 30, 2019, there were no material changes to the contractual obligations and consolidated commercial commitments disclosed in Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2018.

The following are the Company's aggregate availability under commercial commitments as of September 30, 2019:

Puget Energy and Puget Sound Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Commercial commitments:
PSE revolving credit facility	$800,000	$—	$—	$800,000	$—
Inter-company short-term debt	30,000	—	—	—	30,000
Total PSE commercial commitments	$830,000	$—	$—	$800,000	$30,000
Puget Energy revolving credit facility	783,100	—	—	783,100	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,583,100	$—	$—	$1,583,100	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2.

Off-Balance Sheet Arrangements
As of September 30, 2019, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  Construction expenditures, excluding equity AFUDC, totaled $680.1 million for the nine months ended September 30, 2019. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Millions)	2019	2018	Change
Net income	$123,720	$193,709	$(69,989)
Non-cash items[1]	531,225	493,821	37,404
Changes in cash flow resulting from working capital[2]	(163,835)	158,184	(322,019)
Regulatory assets and liabilities	(46,993)	(22,545)	(24,448)
Other non-current assets and liabilities[3]	(13,028)	(8,356)	(4,672)
Net cash provided by operating activities	$431,089	$814,813	$(383,724)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayment, PGA, accounts payable and accrued expenses.

[3]	Other non-current assets and liabilities include funding of pension liability.

Nine months ended September 30, 2019 compared to 2018
Cash generated from operations for the nine months ended September 30, 2019 decreased by $383.7 million including a net income decrease of $70.0 million. The following are significant factors that impacted PSE's cash flows from operations:

•
Cash flow adjustments resulting from non-cash items increased $37.4 million primarily due to a $51.8 million change from a net unrealized gain on derivative instruments of $22.0 million to a net unrealized loss on derivative instruments of $29.9 million, as well as a decrease in production tax credit monetization of $20.7 million, offset by decreases in depreciation and amortization of $2.7 million, conservation amortization of $11.4 million, and deferred income taxes of $14.4 million. For further details, see Management's Discussion and Analysis, "Other Operating Expenses" in Item 2.

•
Cash flows resulting from changes in working capital decreased $322.0 million partly due to changes in purchased gas adjustments of $165.7 million caused by actual natural gas costs being above natural gas baseline rates in the PGA mechanism. For further details, see Management's Discussion and Analysis, "Natural Gas Margin" in Item 2. In addition, Accounts payable increase in cash outflow of $122.9 million was primarily due to payment of significant power and natural gas costs accrued at December 31, 2018 that were paid in 2019. Finally, cash outflows associated with taxes payable increased by $47.8 million, as property taxes were paid in September of 2019 as compared to October of 2018.

•
Cash flows resulting from regulatory assets and liabilities decreased $24.4 million primarily due to an increase in the power cost adjustment mechanism due to actual power costs being above power baseline costs. For further details, see Management's Discussion and Analysis, "Electric Margin" in Item 2.

Puget Energy	Nine Months Ended September 30,
(Dollars in Millions)	2019	2018	Change
Net income	$(63,961)	$(65,138)	$1,177
Non-cash items[1]	5,990	616	5,374
Changes in cash flow resulting from working capital[2]	(10,938)	2,058	(12,996)
Regulatory assets and liabilities	—	—	—
Other noncurrent assets and liabilities[3]	(8,047)	(10,016)	1,969
Net cash provided by operating activities	$(76,956)	$(72,480)	$(4,476)
_______________

[1]	Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.

[2]	Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, PGA, accounts payable and accrued expenses.

[3]	Other non-current assets and liabilities include funding of pension liability.

Nine months ended September 30, 2019 compared to 2018
Cash generated from operations for the nine months ended September 30, 2019, in addition to the changes discussed at PSE above, decreased by $4.5 million compared to the same period in 2018.  The change was primarily impacted by the factors explained below:

•	Cash flow resulting from non-cash items increased $5.4 million primarily due to changes in deferred income taxes.

•	Cash flow resulting from working capital decreased $13.0 million primarily due to changes in eliminations of PSE's intercompany account receivable balances with PLNG.

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

Puget Sound Energy
Credit Facility
As of September 30, 2019, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. On September 25, 2019, with no changes to the size, terms or conditions, the maturity of the unsecured revolving credit facility was extended for one year. The facility now matures in October 2023.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of September 30, 2019, PSE was in compliance with all applicable covenant ratios.
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
As of September 30, 2019, no amounts were drawn and outstanding under PSE's credit facility and $69.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.8 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of September 30, 2019, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at September 30, 2019, PSE could issue:

•	Approximately $1.8 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.0 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2019; and

•
Approximately $591.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $985.0 million of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at September 30, 2019.

At September 30, 2019, PSE had approximately $7.6 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On August 2, 2019, PSE filed a new shelf registration statement for under which it may issue, up to $1.0 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $550.0 million was available under the registration. The shelf registration will expire in August 2022.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2019, approximately $816.5 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.4% at September 30, 2019 and the EBITDA to interest expense was 5.3 to 1.0 for the twelve months ended September 30, 2019.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Long-Term Debt
On August 30, 2019, PSE issued $450.0 million of senior notes at an interest rate of 3.25%.  The notes pay interest semi-annually and are due to mature on September 15, 2049. Proceeds from the sale of the notes were used to repay outstanding short term debt under the Company’s commercial paper program.

Puget Energy
Credit Facility
As of September 30, 2019, Puget Energy maintained an $800.0 million credit facility. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion. On September 25, 2019, with no changes to the size, terms or conditions, the maturity of the facility was extended for one year. The facility now matures in October 2023.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of September 30, 2019, there was $16.9 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of September 30, 2019, Puget Energy was in compliance with all applicable covenants.

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
On September 26, 2019, Puget Energy entered into a separate $210.0 million, three-year term loan agreement with a small group of banks. The agreement allows Puget Energy to borrow at either the banks' prime rate or LIBOR plus a spread, which will vary as those base rates fluctuate over the loan period. The Term Loan Agreement also includes an expansion feature, pursuant to which Puget Energy may request to increase the aggregate amount of the Term Loan Agreement, obtain incremental term loans or any combination of increases and incremental term loans in an amount up to $100.0 million. The proceeds from the term loan were contributed as equity to PSE and used to repay outstanding short term debt under the Company's commercial paper program.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.6 to 1.0 for the twelve months ended September 30, 2019.
At September 30, 2019, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements in Item I of this report.

Washington Clean Energy Transition Act
In May 2019, Washington State passed the 100 Percent Clean Electric Bill that supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The Clean Energy Transition Act requires all electric utilities to eliminate coal-fired generation from their allocation of electricity by December 31, 2025; to be carbon-neutral by January 1, 2030, through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean Energy Implementation plans are required every four years from each investor-owned utility (IOU) and must propose interim targets for meeting the 2045 standard between 2030 and 2045, and lay out an actionable plan that they intend to pursue to meet the standard. The Washington Commission may approve, reject, or recommend alterations to an IOU’s plan.
In order to meet these requirements, the Act clarifies the Washington Commission’s authority to consider and implement performance and incentive-based regulation, multi-year rate plans, and other flexible regulatory mechanisms where appropriate. The Act mandates that the Commission accelerate depreciation schedules for coal-fired resources, including transmission lines, to December 31, 2025, or to allow investor-owned utilities to recover costs in rates for earlier closure of those facilities. Investor-owned utilities will be allowed to earn a rate of return on certain Power Purchase Agreements (PPA's) and 36 months deferred accounting treatment for clean energy projects (including PPAs) identified in the utility’s clean energy implementation plan.
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
On June 11, 2019, Talen made a public announcement that Colstrip 1 and 2 will be shut down at the end of the year due to operational losses associated with the Units. The regulatory asset associated with early retirement of Colstrip Units 1 and 2 increased from $130.7 million as of December 31, 2018, to $178.2 million as of September 30, 2019. The Washington Clean Energy Transition Act requires the Washington Commission to provide recovery of the investment, decommissioning, and remediation costs associated with the facilities. The full scope of decommissioning activities and costs may vary from the estimates that are available at this time.

Regional Haze Rule
In January 2017, the U.S. Environmental Protection Agency (EPA) published revisions to the Regional Haze Rule. Among other things, these revisions delayed new Regional Haze review from 2018 to 2021, however the end date will remain 2028. In January 2018, EPA announced that it was reconsidering certain aspects of these revisions and PSE is unable to predict the outcome.

Clean Air Act 111(d)/EPA Affordable Clean Energy Rule
In October 2015, the EPA issued the Clean Power Plan (CPP) rule under Section 111(d) of the Clean Air Act designed to regulate GHG emissions from existing power plants, which included state-specific goals and guidelines for states to develop plans for meeting these goals. However, after signing a notice of withdrawal of the CPP in March 2017, the EPA finalized a rule to repeal the CPP rule in June 2019
In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule to replace the 2015 CPP. The ACE rule was finalized in June 2019, and establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired power plants. PSE is evaluating the final ACE rule to determine its impact on operations.

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
The Tacoma LNG facility is currently under construction. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $191.8 million of construction work in progress and $1.0 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of September 30, 2019. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, PE implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, PSE implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in PSE’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II                  OTHER INFORMATION

Item 1.     Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of September 30, 2019.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.

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

10.1*	Term Loan Agreement, dated as of September 26, 2019. by and among Puget Energy, as borrower, Mizuho Bank as Administrative Agent and Mizuho Bank, U.S. Bank and Co-Bank as lenders.
10.2*	Employment Offer Letter, dated as of June 20, 2019, by and between Puget Sound Energy, Inc. and Mary E. Kipp.
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2019 filed on November 6, 2019 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).

__________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	November 6, 2019