Form 10-K
period 2019-12-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2020-02-21
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number	Exact name of registrant as specified in its charter, state of incorporation, address of principal executive offices, zip code telephone number	I.R.S. Employer Identification Number

1-16305	PUGET ENERGY, INC. A Washington Corporation 355 110th Ave NE Bellevue, Washington 98004 (425) 454-6363	91-1969407

1-4393	PUGET SOUND ENERGY, INC. A Washington Corporation 355 110th Ave NE Bellevue, Washington 98004 (425) 454-6363	91-0374630

Securities registered pursuant to Section 12(b) of the Act:                                                                                                None

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:          None

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Puget Energy, Inc.	Yes	/ /	No	/X/	Puget Sound Energy, Inc.	Yes	/ /	No	/X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Puget Energy, Inc.	Yes	/ /	No	/X/	Puget Sound Energy, Inc.	Yes	/ /	No	/X/

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

FORWARD-LOOKING STATEMENTS

Puget Energy and Puget Sound Energy, Inc. (PSE) include the following cautionary statements in this Form 10-K to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE. This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives and assumptions of future events or performance. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” or similar expressions are intended to identify certain of these forward-looking statements and may be included in discussion of, among other things, our anticipated operating or financial performance, business plans and prospects, planned capital expenditures and other future expectations. In particular, these include statements relating to future actions, business plans and prospects, future performance expenses, the outcome of contingencies, such as legal proceedings, government regulation and financial results.
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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

•	Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;
•	Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by products of electric generation (including coal ash or other substances), natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;
•	Changes in tax law, related regulations or differing interpretation, including as a result of the Tax Cuts and Jobs Act (TCJA), or enforcement of applicable law by the Internal Revenue Services (IRS) or other taxing jurisdiction and PSE's ability to recover costs in a timely manner arising from such changes;
•	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
•	Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires and landslides, and other acts of God, terrorism, asset-based or cyber-based attacks, pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;
•	Commodity price risks associated with procuring natural gas and power in wholesale markets from creditworthy counterparties;
•	Wholesale market disruption, which may result in a deterioration of market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, negatively affect wholesale energy prices and/or impede PSE's ability to manage its energy portfolio risks and procure energy supply, affect the availability and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
•	Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
•	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
•	PSE electric or natural gas distribution system failure, blackouts or large curtailments of transmission systems (whether PSE's or others'), or failure of the interstate natural gas pipeline delivering to PSE's system, all of which can affect PSE's ability to deliver power or natural gas to its customers and generating facilities;
•	Electric plant generation and transmission system outages, which can have an adverse impact on PSE's expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive generation resource;
•	The ability to restart generation following a regional transmission disruption;
•	The ability of a natural gas or electric plant to operate as intended;
•	Changes in climate or weather conditions in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;

•	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
•	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
•	Variable wind conditions, which can impact PSE's ability to generate electricity from the wind facilities;
•	The ability to renew contracts for electric and natural gas supply and the price of renewal;
•	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
•	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
•	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
•	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
•	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
•	Employee workforce factors, including strikes, work stoppages, availability of qualified employees or the loss of a key executive;
•	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
•	The ability to maintain effective internal controls over financial reporting and operational processes;
•	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally; and
•	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder.

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

PART I

ITEM 1.  BUSINESS

General
Puget Energy is an energy services holding company incorporated in the state of Washington in 1999.  Substantially, all of its operations are conducted through its regulated subsidiary, Puget Sound Energy, Inc. (PSE), a utility company.  Puget Energy also has a wholly-owned, non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which was formed in 2016 and has the sole purpose of owning, developing and financing the non-regulated activity of a liquefied natural gas (LNG) facility at the Port of Tacoma, Washington.
Puget Energy is owned through a holding company structure by Puget Holdings, LLC (Puget Holdings).   All of Puget Energy's common stock is indirectly owned by Puget Holdings, LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation (BCI), the Alberta Investment Management Corporation (AIMCo), Ontario Municipal Employee Retirement System (OMERS) and PGGM Vermogensbeheer B.V. The sale of previous owners', Macquarie Infrastructure Partners and Macquarie Capital Group Limited, shares to OMERS, PGGM Vermogensbeheer B.V., AIMCo and BCI was approved by various federal and state agencies, including that of the Washington Utilities and Transportation Commission (Washington Commission), and closed on April 17th, 2019. Puget Energy and PSE are collectively referred to herein as “the Company.”

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
The following tables present the number of PSE customers and revenue by customer class for electric and natural gas as of December 31, 2019, and 2018:

	December 31,			December 31,
Customer Count by Class	2019	2018	Percent	2019	2018	Percent
(in thousands)	Electric		Change	Natural Gas		Change
Residential	1,033	1,018	1.5%	788	778	1.2%
Commercial	130	129	1.0%	57	56	0.5%
Industrial	3	3	(0.7)%	2	2	(0.2)%
Other	8	7	6.6%	—	—	(3.4)%
Total[1]	1,174	1,157	1.5%	847	836	1.3%
_______________
1 At December 31, 2019, and 2018, approximately 409,820 and 404,540 customers purchased both electricity and natural gas from PSE, respectively.

	December 31,			December 31,
Retail Revenue by Class	2019	2018	Percent	2019	2018	Percent
(Dollars in Thousands)	Electric		Change	Natural Gas		Change
Residential	$1,139,356	$1,147,260	(0.7)%	$613,617	$598,923	2.5%
Commercial	854,910	885,457	(3.4)%	236,059	239,552	(1.5)%
Industrial	105,020	110,607	(5.1)%	16,322	18,198	(10.3)%
Other	37,920	32,596	16.3%	20,283	19,984	1.5%
Total	$2,137,206	$2,175,920	(1.8)%	$886,281	$876,657	1.1%

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

Capital Expenditures
The following tables present PSE's capital expenditures for the five-year period ended December 31, 2019, and gross utility plant by category and percentages as of December 31, 2019:

Utility Plant Additions/Retirements 5-Year Total	2015 - 2019
(Dollars in Thousands)	Electric	Natural Gas	Common
Additions	$1,804,920	$1,083,353	$763,244
Retirements	(826,478)	(112,983)	(204,220)
Net Utility Plant	$978,442	$970,370	$559,024

Utility Plant Balance	December 31, 2019
(Dollars in Thousands)	Electric		Natural Gas		Common
Distribution	$4,187,582	39.2%	$3,998,120	89.3%	$—	—%
Generation	3,740,762	35.1	2,731	0.1	—	—
Transmission	1,571,186	14.7	—	—	—	—
General Plant & Other	1,171,798	11.0	477,197	10.7	1,121,568	100
Total	$10,671,328	100.0%	$4,478,048	100.0%	$1,121,568	100%

Employees
At December 31, 2019, PSE had approximately 3,130 full-time equivalent employees. Approximately 1,020 PSE employees are represented by the International Brotherhood of Electrical Workers Union (IBEW) or the United Association of Plumbers and Pipefitters (UA). The contracts with the IBEW and the UA were both ratified effective December 2017, and will expire March 31, 2020, and September 30, 2021, respectively.
Puget Energy does not have any employees. PSE's employees provide employment services to Puget Energy and charges for their related salaries and benefits at cost.

Corporate Location
PSE’s and Puget Energy's principal executive offices are located at 355 110th Ave NE, Bellevue, Washington 98004 and the telephone number is (425) 454-6363.

Available Information
The Company’s reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available or may be accessed free of charge at the Company’s website, www.pugetenergy.com. The Securities and Exchange Commission (SEC) maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and information may also be obtained via the SEC Internet website at www.sec.gov.

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
The following table shows PSE’s rate filings for its trackers and riders and whether or not they are included in decoupling rates:

Rate Filings	Electric	Natural Gas
Baseline rates	Yes	Yes
Expedited rate filing rider	Yes	Yes
Power cost only rates mechanism	No	N/A
Federal incentive tracker	No	N/A
Low income rates tracker	No	No
Pipeline cost recovery mechanism tracker	N/A	No
Prior year decoupling deferral tracker	No	No
Property tax tracker	No	No
Renewable energy credit tracker	No	N/A
Residential exchange credits tracker	No	N/A
Conservation costs rider	No	No
PGA rider	N/A	No

General Rate Case Filing
PSE filed a GRC with the Washington Commission on June 20, 2019, requesting an overall increase in electric and natural gas rates of 6.9% and 7.9%, respectively. PSE requested a return on equity of 9.8% with an overall rate of return of 7.62%. In addition to the traditional areas of focus (revenue requirements, cost allocation, rate design and cost of capital), the Company completed an attrition study and included a portion of the attrition revenue requirement in the overall request in order to address the expected regulatory lag in the rate year. Additionally, as the non-plant related excess deferred taxes that resulted from the Tax Cuts and Jobs Act (TCJA) remained outstanding from PSE’s Expedited Rate Filing (ERF) as discussed below, PSE requested in its GRC to pass back the amounts over four years. On September 17, 2019, PSE filed a supplemental filing in the GRC, which provided updates as discussed in our original filing, but did not impact the requested overall electric and natural gas rate increases, return on equity or overall rate of return as originally filed. On January 15, 2020, PSE filed rebuttal testimony which included a reduction to the requested return on equity to 9.5%, which decreased the rate of return to 7.48%. The requested rate increase for both electric and natural gas remained at 6.9% and 7.9%, respectively. For both electric and natural gas PSE did not originally request its full attrition adjustment; therefore, the decrease in return on equity led to a reduction in the electric rate increase of only $1.5 million and did not have an impact on the natural gas rate increase.
For further details regarding the 2019 GRC filing, see Note 4, "Regulations and Rates" to the consolidated financial statements included in Item 8 of this report.

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

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017, requesting deferred accounting treatment for the impacts of tax reform.  The deferred accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35% to 21%. Other outcomes associated with PSE’s tax deferral filing are discussed in the ERF and GRC disclosures.

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms assist in mitigating the impact of weather on operating revenue and net income. Since July 2013, the Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs and beginning December 19, 2017, fixed production costs from most residential, commercial and industrial customers. This monthly adjustment mitigates the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, electric and natural gas delivery revenues are recovered on a per customer basis and electric fixed production energy costs are recovered on the basis of a fixed monthly amount regardless of actual consumption levels. The energy supply costs, which are part of the power cost adjustment (PCA) and purchased gas adjustment (PGA) mechanisms, are not included in the decoupling mechanism. Total electric and natural gas revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption except for fixed production costs, which are held at the level of cost from the most recent rate proceeding and are not impacted by customer growth. Following each calendar year, PSE will recover from, or refund to, customers the difference between allowed decoupling revenue and the corresponding actual revenue during the following May to April time period. For further details regarding decoupling filings, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

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
Effective January 1, 2017, the following graduated scale is used in the PCA mechanism:

	Company's Share		Customers’ Share
Annual Power Cost Variability	Over	Under	Over	Under
Over or Under Collected by up to $17 million	100%	100%	—%	—%
Over or Under Collected by between $17 million - $40 million	35	50	65	50
Over or Under Collected beyond $40 + million	10	10	90	90

Power Cost Adjustment Clause Filing
The Power Cost Adjustment Clause filing reflects the transition fee as required by Section 12 of the Microsoft Special Contract.

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

Federal Incentive Tracker Tariff
The Federal Incentive Tracker Tariff passes through to customers the benefits associated with the wind-related treasury grants. The filing results in a credit back to customers for pass-back of treasury grant amortization and pass-through of interest and any related true-ups. The filing is adjusted annually for new federal benefits, actual versus forecast interest and to true-up for actual load being different than the forecasted load set in rates. Rates change annually on January 1. Additionally, this tracker is impacted by the TCJA previously discussed. Accordingly, PSE filed for a one-time rate change to be effective May 1, 2018, to recognize the decrease in the federal corporate income tax rate from 35% to 21%.

Residential Exchange Benefit
The residential exchange program passes through the residential exchange program benefits that PSE receives from the Bonneville Power Administration (BPA).  Rates change biennially on October 1.

Power Cost Only Rate Case
A power cost rate case (PCORC) is a limited-scope proceeding to reset power cost rates.  In addition to providing the opportunity to reset all power costs, the PCORC proceeding also provides for timely review of new resource acquisition costs and inclusion of such costs in rates at the time the new resource goes into service.  To achieve this objective, the Washington Commission is not required to but historically has used an expedited six-month PCORC decision timeline rather than the statutory 11-month timeline for a GRC.

Natural Gas Rate Filings
Natural Gas Cost Recovery Mechanism
The purpose of the cost recovery mechanism (CRM) is to recover capital costs related to projects included in PSE's pipe replacement program plan on file with the Washington Commission with the intended effect of enhancing the safety of the natural gas distribution system. Rates change annually on November 1.

Purchased Gas Adjustment
PSE has a PGA mechanism that allows PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable or payable balance in the PGA mechanism reflects an under recovery or over recovery, respectively, of natural gas cost through the PGA mechanism. Rates typically change annually on November 1, although out-of-cycle rate changes are allowed at other times of the year if needed.

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

ELECTRIC UTILITY OPERATING STATISTICS

	Year Ended December 31,
	2019	2018	2017
Generation and purchased power, MWh
Company-controlled resources	13,420,043	11,168,286	10,825,778
Contracted resources	6,752,261	7,654,872	8,337,348
Non-firm energy purchased	5,707,102	6,490,602	6,147,778
Total generation and purchased power	25,879,406	25,313,760	25,310,904
Less: losses and Company use	(1,298,854)	(1,513,451)	(1,568,599)
Total energy sales, MWh	24,580,552	23,800,309	23,742,305
Electric energy sales, MWh
Residential	10,756,628	10,497,389	10,931,999
Commercial	8,837,457	8,932,681	9,089,842
Industrial	1,161,149	1,189,828	1,214,818
Other customers	85,302	84,382	87,230
Total energy sales to customers	20,840,536	20,704,280	21,323,889
Sales to other utilities and marketers	3,740,016	3,096,029	2,418,416
Total energy sales, MWh	24,580,552	23,800,309	23,742,305
Transportation, including unbilled	2,322,021	2,028,727	2,001,244
Electric energy sales and transportation, MWh	26,902,573	25,829,036	25,743,549
Electric operating revenue by classes
(Dollars in Thousands)
Residential	$1,139,356	$1,147,260	$1,232,075
Commercial	854,910	885,457	892,360
Industrial	105,020	110,607	112,817
Other customers	18,408	18,718	19,729
Total operating revenue from customers	2,117,694	2,162,042	2,256,981
Transportation, including unbilled	19,512	13,878	12,584
Sales to other utilities and marketers	109,105	89,324	53,789
Decoupling revenue	15,673	13,530	9,975
Other decoupling revenue[1]	(6,866)	(5,475)	(27,706)
Miscellaneous operating revenue	241,923	182,620	115,040
Total electric operating revenue	$2,497,041	$2,455,919	$2,420,663
Number of customers served (average):
Residential	1,025,024	1,010,574	998,078
Commercial	129,944	128,845	126,829
Industrial	3,328	3,362	3,399
Other	7,323	6,992	6,722
Transportation	80	16	16
Total customers	1,165,699	1,149,789	1,135,044
_______________
1.Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

ELECTRIC UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2019	2018	2017
Average kWh used per customer:
Residential	10,494	10,388	10,953
Commercial	68,010	69,329	71,670
Industrial	348,903	353,905	357,404
Other	11,649	12,068	12,977
Average revenue per customer:
Residential	$1,112	$1,135	$1,234
Commercial	6,579	6,872	7,036
Industrial	31,556	32,899	33,191
Other	2,514	2,677	2,935
Average retail revenue per kWh sold:
Residential	$0.1059	$0.1093	$0.1127
Commercial	0.0967	0.0991	0.0982
Industrial	0.0904	0.0930	0.0929
Other	0.2158	0.2218	0.2262
Average retail revenue per kWh sold	$0.1016	$0.1044	$0.1058
Heating degree days	4,208	4,065	4,584
Percent of normal - NOAA[2] 30-year average	89.6%	86.2%	97.2%
Load factor[3]	61.6%	64.2%	51.6%
_______________
2.National Oceanic and Atmospheric Administration (NOAA).
3.Average megawatt (aMW) usage by customers divided by their maximum usage.

Electric Supply
At December 31, 2019, PSE’s electric power resources, which include company-owned or controlled resources as well as those under long-term contract, had a total capacity of approximately 4,733 megawatts (MW).  PSE’s historical peak load of approximately 4,912 MW occurred on December 10, 2009.  In order to meet an extreme winter peak load, PSE may supplement its electric power resources with winter-peaking call options and other instruments. When it is more economical for PSE to purchase power than to operate its own generation facilities, PSE will purchase spot market energy when sufficient transmission capacity is available.
The following table shows PSE’s electric energy supply resources and energy production for the years ended December 31, 2019, and 2018:

`	Peak Power Resources At December 31,				Energy Production At December 31,
	2019		2018		2019		2018
	MW	%	MW	%	MWh	%	MWh	%
Purchased resources:
Columbia River PUD contracts[1]	687	14.5%	674	14.3%	2,642,177	10.2%	3,468,702	13.7%
Other hydroelectric	72	1.5	72	1.5	272,653	1.0	315,948	1.2
Other producers	285	6.0	284	6.2	3,276,502	12.7	3,406,627	13.6
Wind	56	1.2	56	1.2	123,368	0.5	131,270	0.5
Short-term wholesale energy purchases	N/A	—	N/A	N/A	6,144,663	23.7	6,822,927	26.9
Total purchased	1,100	23.2%	1,086	23.2%	12,459,363	48.1%	14,145,474	55.9%
Company-controlled resources:
Hydroelectric	250	5.3%	250	5.3%	712,727	2.8%	914,540	3.6%
Coal[3]	677	14.3	677	14.4	4,347,639	16.8	4,184,950	16.5
Natural gas/oil	1,931	40.8	1,908	40.6	6,692,188	25.9	4,152,359	16.4
Wind	773	16.3	773	16.5	1,667,489	6.4	1,932,378	7.6
Other[2]	2	—	2	—	—	—	—	—
Total company-controlled	3,633	76.8%	3,610	76.8%	13,420,043	51.9%	11,184,227	44.1%
Total resources	4,733	100.0%	4,696	100.0%	25,879,406	100.0%	25,329,701	100.0%
_______________
1.Net of 35 MW and 33 MW capacity delivered to Canada pursuant to the provisions of a treaty between Canada and the United States and Canadian Entitlement Allocation agreements as of December 31, 2019, and 2018, respectively.
2.It is estimated that the Glacier Battery Storage has delivered approximately 1,468.2 and 1,362.7 MWh as of December 31, 2019, and 2018, respectively.
3.In July 2016, PSE reached a settlement with the Sierra Club to retire Colstrip Units 1 and 2 no later than July 1, 2022. Colstrip Units 1 and 2, 307 MW Net Maximum Capacity were retired effective December 31, 2019.

Company–Owned Electric Generation Resources
At December 31, 2019, PSE owns the following plants with an aggregate net generating capacity of 3,633 MW:

Plant Name	Plant Type	Net Maximum Capacity (MW)[1]	Year Installed
Colstrip Units 3 & 4 (25% interest)	Coal	370	1984 & 1986
Colstrip Units 1 & 2 (50% interest)[2]	Coal	307	1975 & 1976
Mint Farm	Natural gas combined cycle	320	2007; acquired 2008; upgraded 2017
Goldendale	Natural gas combined cycle	315	2004, acquired 2007, upgraded 2016
Frederickson Unit 1 (49.85% interest)	Natural gas combined cycle	136	2002; added duct firing 2005
Lower Snake River	Wind	343	2012
Wild Horse	Wind	273	2006 & 2009
Hopkins Ridge	Wind	157	2005 & 2008
Fredonia Units 1 & 2	Dual-fuel combustion turbines	207	1984
Frederickson Units 1 & 2	Dual-fuel combustion turbines	149	1981
Whitehorn Units 2 & 3	Dual-fuel combustion turbines	149	1981
Fredonia Units 3 & 4	Dual-fuel combustion turbines	107	2001
Ferndale	Natural gas co-generation	253	1994; acquired 2012
Encogen	Natural gas co-generation	165	1993; acquired 1999
Sumas	Natural gas co-generation	127	1993; acquired 2008
Upper Baker River	Hydroelectric	91	1959; unit 2 upgraded 1997
Lower Baker River	Hydroelectric	105	1925: reconstructed 1960; upgraded 2001 and 2013
Snoqualmie Falls[3]	Hydroelectric	54	1898 to 1911 & 1957; rebuilt 2013
Crystal Mountain	Internal combustion	3	1969
Glacier Battery Storage	Lithium Iron Phosphate	2	2016
Total Net Capacity		3,633
_______________
1.Net Maximum Capacity is the capacity a unit can sustain over a specified period of time when not restricted by ambient conditions or deratings, less the losses associated with auxiliary loads.
2.In July 2016, PSE reached a settlement with the Sierra Club to retire Colstrip Units 1 and 2 no later than July 1, 2022. Colstrip Units 1 and 2 were retired effective December 31, 2019.
3.The FERC license authorizes the full 54.4 MW; however, the project's water right issued by the State Department of Ecology limits flow to 2,500 cubic feet and therefore output to 47.7MW.

Columbia River Electric Energy Supply Contracts
During 2019, approximately 10.2% of PSE’s energy supply was obtained through long-term contracts with three Washington Public Utility Districts (PUDs) that own and operate hydroelectric projects on the Columbia River (Mid-Columbia).   PSE’s payments are not contingent upon the projects being operable.
As of December 31, 2019, PSE's portion of the power output of the PUDs’ projects are set forth below:

			Company’s Annual Share (Approximate)
Project	Contract Expiration Year	License Expiration Year	Percent of Output	MW Capacity
Chelan County PUD:
Rock Island Project	2031	2029	25.0%	156
Rocky Reach Project	2031	2052	25.0	325
Douglas County PUD:
Wells Project	2028	2052	27.1	228
Grant County PUD:
Priest Rapids Development	2052	2052	0.6	6
Wanapum Development	2052	2052	0.6	7
Total				722

Other Electric Supply, Exchange and Transmission Contracts and Agreements
PSE purchases electric energy under long-term firm purchased power contracts with other utilities and marketers in the Western region.  PSE is generally not obligated to make payments under these contracts unless power is delivered.  PSE also has an agreement with Pacific Gas & Electric Company (PG&E) for 300 MW of seasonal capacity exchange which currently has no set expiration. PG&E filed for bankruptcy on January 29, 2019. As of December 31, 2019, there was no outstanding obligation due from PG&E related to the energy exchange contract, an agreement in place to supplement peak loads through the transmission of energy from PG&E to PSE in the winter months and from PSE to PG&E in the summer months. During and since emerging from its 2001-2004 bankruptcy proceedings, PG&E delivered on the energy exchange contract and has continued to meet the exchange contract through its current bankruptcy proceedings.
PSE began participating in the Energy Imbalance Market (EIM) operated by the California Independent System Operator on October 1, 2016. PSE has committed 450 MW of existing BPA transmission solely for the EIM market. Participation has resulted in reduced costs for PSE customers of approximately $16.2 million per annum, enhanced system reliability, integration of variable energy resources, and geographic diversity of electricity demand and generation resources. The calculated benefits represent the annual cost savings of the EIM dispatch compared with a counter-factual dispatch without the EIM. Benefits can take the form of cost savings or profits or their combination. Benefits include greenhouse gas (GHG) revenue, transfer revenues and flexible ramping revenues.
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
In 2019, PSE had 4,797 MW and 595 MW of total transmission demand contracted with the BPA and other utilities, respectively.  PSE’s remaining transmission capacity needs are met via PSE owned transmission assets.

Natural Gas Supply for Electric Customers
PSE purchases natural gas supplies for its power portfolio to meet electrical demand through gas-fired generation. Supplies range from long-term to daily agreements, as turbine fueling varies depending on market heat rates.  Purchases are made from a diverse group of major and independent natural gas producers and marketers in the United States and Canada.  PSE also enters into financial hedges to manage the cost of natural gas.  PSE utilizes natural gas storage capacity and transportation that is dedicated to and paid for by the power portfolio to facilitate increased natural gas supply reliability and intra-day dispatch of PSE’s natural gas-fired generation resources.

Integrated Resource Plans, Resource Acquisition and Development
PSE is required by Washington Commission regulations to file an electric and natural gas integrated resource plan (IRP) every two years. However, the governor signed HB 5116, the Clean Energy Transformation Act (CETA), into law on May 7, 2019. As a result, the 2019 IRP was suspended and a progress report was filed on November 15, 2019. Although the 2019 IRP process was suspended, a resource need was identified, but there was no final resource portfolio to identify cost effective conservation. Based on 2019 IRP resource need projections and conservation projections from the 2017 IRP, the capacity shortfalls and surpluses are:

	2020	2021	2022	2023
Projected MW shortfall/(surplus)	539	519	462	491

PSE projects its future energy needs will exceed current resources in its supply portfolio beginning in 2020 because of the retirement of Colstrip Units 1 and 2. Colstrip 1 and 2 were retired effective December 31, 2019, and decreased capacity by approximately 307 MW per year. The expected capacity needs reflect the mix of energy efficiency programs deemed cost effective in the 2017 IRP. As part of the CETA, PSE must achieve sales with renewable or non-emitting resources of at least 80% by 2030 and 100% by 2045. The 2021 IRP will fully explore the implementation of the CETA. PSE is currently pursuing resource acquisitions to meet the current capacity shortfall projections.

NATURAL GAS UTILITY OPERATING STATISTICS

	Year Ended December 31,
	2019	2018	2017
Natural gas operating revenue by classes (Dollars in Thousands):
Residential	$613,617	$598,923	$686,438
Commercial firm	218,302	219,390	251,584
Industrial firm	15,698	17,247	20,077
Interruptible	18,381	21,113	24,317
Total retail natural gas sales	865,998	856,673	982,416
Transportation services	20,283	19,984	21,718
Decoupling revenue	2,296	6,115	3,522
Other decoupling revenue[1]	(29,737)	(37,022)	(22,862)
Other	16,531	4,998	12,965
Total natural gas operating revenue	$875,371	$850,748	$997,759
Number of customers served (average):
Residential	782,413	772,130	761,010
Commercial firm	56,113	55,716	55,372
Industrial firm	2,304	2,308	2,330
Interruptible	367	393	398
Transportation	230	234	226
Total customers	841,427	830,781	819,336
Natural gas volumes, therms (thousands):
Residential	605,313	571,265	621,915
Commercial firm	277,639	264,775	279,656
Industrial firm	22,915	23,890	25,500
Interruptible	45,176	47,275	49,249
Total retail natural gas volumes, therms	951,043	907,205	976,320
Transportation volumes	227,657	230,735	236,578
Total volumes	1,178,700	1,137,940	1,212,898
_______________
1.Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

NATURAL GAS UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2019	2018	2017
Working natural gas volumes in storage at year end, therms (thousands):
Jackson Prairie	82,892	76,348	86,051
Clay Basin	77,532	74,420	45,854
Average therms used per customer:
Residential	774	740	817
Commercial firm	4,948	4,752	5,050
Industrial firm	9,946	10,351	10,944
Interruptible	123,095	120,293	123,742
Transportation	989,813	986,045	1,046,806
Average revenue per customer:
Residential	$784	$776	$902
Commercial firm	3,890	3,938	4,544
Industrial firm	6,813	7,473	8,617
Interruptible	50,084	53,724	61,098
Transportation	88,187	85,400	96,099
Average revenue per therm sold:
Residential	$1.014	$1.048	$1.104
Commercial firm	0.786	0.829	0.900
Industrial firm	0.685	0.722	0.787
Interruptible	0.407	0.447	0.494
Average retail revenue per therm sold	$0.911	$0.944	$1.006
Transportation	0.089	0.087	0.092
Heating degree days	4,208	4,065	4,584
Percent of normal - NOAA 30-year average	89.6%	86.2%	97.2%

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

Tacoma LNG Facility
Currently under construction at the Port of Tacoma, the Tacoma LNG facility is expected to be operational in 2021. In January 2018, the Puget Sound Clean Air Agency (PSCAA) determined a Supplemental Environmental Impact Statement (SEIS) was necessary in order to rule on the air quality permit for the facility. As a result of requiring a SEIS, PSCAA's timing and decision on the air quality permit delayed the Company's construction schedule. In December 2019, PSCAA issued the air quality permit for the facility, a decision which has been appealed to the Washington Pollution Control Hearings Board by each of the Puyallup Tribe of Indians and nonprofit law firm Earthjustice. When completed, the Tacoma LNG facility is designed to provide peak-shaving services to PSE’s natural gas customers, and provide LNG as fuel to transportation customers, particularly in the marine market. Pursuant to the Washington Commission’s order, PSE will be allocated 43.0% of the capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility, and Puget LNG will be allocated the remaining 57.0% of the capital and operating costs. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

Natural Gas Transportation Capacity
PSE currently holds firm transportation capacity on pipelines owned by Cascade Natural Gas Company (CNGC), NWP, Gas Transmission Northwest (GTN), Nova Gas Transmission (NOVA), Foothills Pipe Lines (Foothills) and Enbridge Westcoast Energy (Westcoast).  GTN, NOVA, and Foothills are all TC Energy Corporation companies.  PSE pays fixed monthly demand charges for the right, but not the obligation, to transport specified quantities of natural gas from receipt points to delivery points on such pipelines each day for the term or terms of the applicable agreements.
PSE holds approximately 542,900 Dth per day of capacity for its natural gas customers on NWP that provides firm year-round delivery to PSE’s service territory.  In addition, PSE holds approximately 447,100 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored at Jackson Prairie to natural gas customers.  PSE holds approximately 217,900 Dth per day of firm transportation capacity on NWP to supply natural gas to its electric generating facilities.  In addition, PSE holds over 34,200 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored in Jackson Prairie for its electric generating facilities. PSE’s firm transportation capacity contracts with NWP have remaining terms ranging from one to 25 years.  However, PSE has either the unilateral right to extend the contracts under the contracts’ current terms or the right of first refusal to extend such contracts under current FERC rules.
PSE’s firm transportation capacity for its natural gas customers on Westcoast’s pipeline is 135,800 Dth per day under various contracts, with remaining terms of four to six years.  PSE has other firm transportation capacity on Westcoast’s pipeline, which supplies the electric generating facilities, totaling 88,400 Dth per day, with remaining terms of four to six years and an option for PSE to renew its rights under the Westcoast contract.  PSE has firm transportation capacity for its natural gas customers on NOVA and Foothills pipelines, each totaling approximately 79,000 Dth per day, with remaining terms of four to six years and an option for PSE to renew its rights on the capacity on NOVA and Foothills pipelines.  PSE has other firm transportation capacity on NOVA and Foothills pipelines, which supplies the electric generating facilities, each totaling approximately 41,000 Dth per day, with remaining term of four years. PSE’s firm transportation capacity for its natural gas customers on the GTN pipeline, totaling over 77,000 Dth per day, with remaining term of four years and PSE has a first right-of-refusal to extend such contracts under current FERC rules. PSE has other firm transportation capacity on GTN pipeline, which supplies the electric generating facilities, totaling 40,600 Dth per day, with remaining terms of one to four years. PSE holds 259,000 decatherms per day of firm capacity on CNGC to connect generating facilities to the pipeline grid with remaining terms of one to two years.

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
Further, Colstrip met the Mercury and Air Toxics Standard (MATS) limits for mercury and acid gases as of April 2017.

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

Climate Change and Greenhouse Gas Emissions
PSE takes seriously environmental stewardship, implementing both short-term measures and long-term strategies designed to manage greenhouse gas emissions in a scientifically sound and responsible fashion. The Company has worked closely with federal, state and local governments on deep decarbonization, and the reduction and mitigation of greenhouse gases. As a result, the Company intends and expects be net zero methane emissions by 2022, coal free by 2025 and its electric system will be carbon neutral by 2030. The Company is also helping Washington State address greenhouse gas emissions from the transportation sector by investing in electric vehicles, as well as the development of liquefied natural gas for maritime and commercial transportation. PSE also remains mindful of our customers' expectation of reliable, affordable service. The Company considers the cost of the decarbonization efforts to date, as well as future efforts in its IRP process, and will continue to engage in climate and greenhouse gas policy development.

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
The most recent data indicate that PSE’s total GHG emissions (direct and indirect) from its electric supply portfolio in 2017 were 10.2 million metric tons of carbon dioxide equivalents.  Approximately 43.7% of PSE’s total GHG emissions (approximately 4.5 million metric tons) are associated with PSE’s ownership and contractual interests in Colstrip (with the closure of Units 1&2 effective December 31, 2019, PSE expects an approximately 45% reduction in Colstrip GHG emissions). PSE’s overall emissions strategy demonstrates a concerted effort to manage customers’ needs with an appropriate balance of new renewable generation, existing generation owned and/or operated by PSE and significant energy efficiency efforts.

Federal Greenhouse Gas Rules: New and Existing Power Plants
On October 23, 2015, the EPA published a final rule regarding New Source Performance Standard (NSPS) for the control of carbon dioxide (CO2) from new power plants that burn fossil fuels under section 111(b) of the Clean Air Act. New natural gas power plants can emit no more than 1,000 lbs. of CO2/megawatt hour (MWh) which is achievable with the latest combined cycle technology. New coal power plants can emit no more than 1,400 lbs. of CO2/MWh. Carbon Dioxide Capture and Sequestration (CCS) was reaffirmed by the EPA in this rule as the “best system of emission reductions” (BSER).
On December 20, 2018, the EPA published a proposed rule that would revise the NSPS for greenhouse gas emissions from new, modified, and reconstructed fossil fuel-fired power plants. The Proposed Rule, would revise the emissions standards for new, modified, and reconstructed fossil fuel-fired electric utility steam generating units that are either utility boilers or integrated gasification combined cycle (IGCC) units based on the Agency’s proposed revised Best System of Emission Reduction (BSER). The EPA is not proposing any changes nor reopening the standards of performance for newly constructed or reconstructed stationary combustion turbines.. For large units, the BSER is proposed to be super-critical steam conditions, and if revised, the emission rate will be 1,900 pounds of CO2 per megawatt-hour on a gross output basis (lb. CO2/MWh-gross). For small units, the BSER is proposed to be subcritical steam conditions, and if revised, the emission rate will be 2,000 lbs. of CO2/MWh-gross. The EPA proposes to replace the CCS BSER determination with a BSER for newly constructed coal-fired units based on the most efficient demonstrated steam cycle in combination with the best operating practices. The primary reason for this proposed revision is the high costs and limited geographic availability of CCS.
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
In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule, pursuant to Section 111(d) of the Clean Air Act.. The ACE rule was finalized in June 2019, and establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired plants. Compliance plans under ACE are due July 2020, and compliance generally required by July 2024. PSE is evaluating the final ACE rule to determine its impact on operations pending the outcome of the proposed Colstrip sale to NorthWestern Energy.

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
In September 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. In September 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. In March 2018, the Thurston County Superior Court invalidated the CAR. The Department of Ecology appealed the Superior Court decision in May 2018. As a result of the appeal, direct review to the Washington State Supreme Court was granted and oral argument was held on March 16, 2019. In January 2020, the Washington Supreme Court affirmed that CAR is not valid for “indirect emitters” meaning it does not apply to the sale of natural gas for use by customers. The court ruled, however, that the rule can be severed and is valid for direct emitters including electric utilities with permitted air emission sources, but remanded the case back to the Thurston County to determine which parts of the rule survive. Meanwhile, the federal court litigation has been held in abeyance pending resolution of the state case.

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
In order to meet these requirements, the Act clarifies the Washington Commission’s authority to consider and implement performance and incentive- based regulation, multi-year rate plans, and other flexible regulatory mechanisms where appropriate. The Act mandates that the Washington Commission accelerate depreciation schedules for coal-fired resources, including transmission lines, to December 31, 2025, or to allow IOUs to recover costs in rates for earlier closure of those facilities. IOUs will be allowed to earn a rate of return on certain Power Purchase Agreements (PPA's) and 36 months deferred accounting treatment for clean energy projects (including PPAs) identified in the utility’s clean energy implementation plan.
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
The law requires additional rulemaking by several Washington agencies for its measures to be enacted and PSE is unable to predict outcomes at this time. The Company intends to seek recovery of any costs associated with the clean energy legislation through the regulatory process.

Regional Haze Rule
In January 2017, the EPA provided revisions to the Regional Haze Rule which were published in the Federal Register. Among other things, these revisions delayed new Regional Haze review from 2018 to 2021, however, the end date will remain 2028. In January 2018, the EPA announced that it would revisit certain aspects of these revisions and PSE is unable to predict the outcome. Challenges to the 2017 Regional Haze Revision Rule are pending in abeyance in the U.S. Court of Appeals for the D.C. Circuit, pending resolution of EPA’s reconsideration of the rule.

Coal Combustion Residuals
In April 2015, the EPA published a final rule, effective October 2015, which regulates Coal Combustion Residuals (CCR's) under the Resource Conservation and Recovery Act, Subtitle D. The CCR rule is self-implementing at a federal level or can be taken over by a state. The rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash containment structures by establishing technical design, operation and maintenance, closure and post closure care requirements for CCR landfills and surface impoundments, and corrective action requirements for any related leakage. The rule also sets forth recordkeeping and reporting requirements, including posting specific information related to CCR surface impoundments and landfills to publicly-accessible websites.
The CCR rule requires significant changes to the Company's Colstrip operations and those changes were reviewed by the Company and the plant operator in the second quarter of 2015. PSE had previously recognized a legal obligation under the EPA rules to dispose of coal ash material at Colstrip in 2003. Due to the CCR rule, additional disposal costs were added to the Asset Retirement and Environmental Obligations (ARO). In 2018, the D.C. Circuit Court of Appeals overturned certain provisions of the CCR rule in 2018 and remanded some of its provisions back to the EPA. As a result of that decision and certain other developments, EPA has is working on developing new rules regarding CCR, including a new proposed date of August 31, 2020, for facilities to stop placing coal ash into unlined surface impoundments. In addition, the EPA has stated that it will soon propose a federal permitting program for coal ash disposal units.

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

Executive Officers of the Registrants
The executive officers of Puget Energy as of February 21, 2020, are listed below along with their business experience during the past five years.  Officers of Puget Energy are elected for one-year terms.

Name	Age	Offices
M. E. Kipp	52	President since August 2019; Chief Executive Officer since January 2020. President and Chief Executive Officer at El Paso Electric from May 2017 to August 2019; Chief Executive Officer at El Paso Electric from December 2015 to May 2017; President at El Paso Electric from September 2014 to December 2015; Senior Vice President, General Counsel and Chief Compliance Officer at El Paso Electric from June 2010 to September 2014.
D. A. Doyle	61	Senior Vice President and Chief Financial Officer since November 2011
S. R. Secrist	58	Senior Vice President, General Counsel and Chief Ethics and Compliance Officer since January 2014
S. J. King	36	Controller and Principal Accounting Officer since November 2, 2017. Senior Manager at PricewaterhouseCoopers LLP (PwC), a public accounting firm, July 2016 - November 2017; Manager at PwC July 2013 - July 2016

The executive officers of PSE as of February 21, 2020, are listed below along with their business experience during the past five years.  Officers of PSE are elected for one-year terms.

Name	Age	Offices
M. E. Kipp	52	President since August 2019; Chief Executive Officer since January 2020. President and Chief Executive Officer at El Paso Electric from May 2017 to August 2019; Chief Executive Officer at El Paso Electric from December 2015 to May 2017; President at El Paso Electric from September 2014 to December 2015; Senior Vice President, General Counsel and Chief Compliance Officer at El Paso Electric from June 2010 to September 2014.
D. A. Doyle	61	Senior Vice President and Chief Financial Officer since November 2011
B. K. Gilbertson	56	Senior Vice President, Operations since March 2015; Vice President, Operations March 2013 – February 2015
M. D. Mellies	59	Senior Vice President and Chief Administrative Officer since February 2011
D. E. Mills	62	Senior Vice President, Policy and Energy Supply since February 2018; Senior Vice President, Energy Operations January 2017 - February 2018; Vice President, Energy Operations January 2016 - January 2017; Vice President, Energy Supply Operations January 2012 - January 2015
S. R. Secrist	58	Senior Vice President, General Counsel and Chief Ethics and Compliance Officer since January 2014
S. J. King	36	Controller and Principal Accounting Officer since November 2, 2017. Senior Manager at PwC July 2016 - November 2017; Manager at PwC July 2013 - July 2016

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

RISKS RELATING TO PSE’s OPERATION

PSE’s cash flow and earnings could be adversely affected by potential high prices and volatile markets for purchased power, recurrence of low availability of hydroelectric resources, outages of its generating facilities or a failure to deliver on the part of its suppliers. The utility business involves many operating risks.  If PSE’s operating expenses, including the cost of purchased power and natural gas, significantly exceed the levels recovered from retail customers, its cash flow and earnings would be negatively affected.  Factors which could cause PSE's purchased power and natural gas costs to be higher than anticipated include, but are not limited to, high prices in western wholesale markets during periods when PSE has insufficient energy resources to meet its energy supply needs and/or purchases in wholesale markets of high volumes of energy at prices above the amount recovered in retail rates due to:
•Below normal levels of generation by PSE-owned hydroelectric resources due to low streamflow conditions or precipitation;

•Extended outages of any of PSE-owned generating facilities or the transmission lines that deliver energy to load centers, or the effects of large-scale natural disasters on a substantial portion of distribution infrastructure; and
•Failure of a counterparty to deliver capacity or energy purchased by PSE.

PSE’s electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs. PSE owns and operates coal, natural gas-fired, hydroelectric, and wind-powered generating facilities.  Operation of electric generating facilities involves risks that can adversely affect energy output and efficiency levels or increase expenditures, including:
•Facility shutdowns due to a breakdown or failure of equipment or processes;
•Volatility in prices for fuel and fuel transportation;
•Disruptions in the delivery of fuel and lack of adequate inventories;
•Regulatory compliance obligations and related costs, including any required environmental remediation, and any new laws and regulations that necessitate significant investments in our generating facilities;
•Labor disputes;
•Operator error or safety related stoppages;
•Terrorist or other attacks (both cyber-based and/or asset-based); and
•Catastrophic events such as fires, explosions or acts of nature.

Cyber-attacks, including cyber-terrorism or other information technology security breaches, or information technology failures may disrupt business operations, increase costs, lead to the disclosure of confidential information and damage PSE's reputation. Security breaches of PSE's information technology infrastructure, including cyber-attacks and cyber-terrorism, or other failures of PSE's information technology infrastructure could lead to disruptions of PSE's production and distribution operations, and otherwise adversely impact PSE's ability to safely and effectively operate electric and natural gas systems and serve customers. In addition, an attack on or failure of information technology systems could result in the unauthorized release of customer, employee or Company data that is crucial to PSE's operational security or could adversely affect PSE's ability to deliver and collect on customer bills. Such security breaches of PSE's information technology infrastructure could adversely affect our operations and business reputation, diminish customer confidence, subject PSE to financial liability or increased regulation, expose PSE to fines or material legal claims and liability and adversely affect our financial results. PSE has implemented preventive, detective and remediation measures to manage these risks, and maintains cyber risk insurance to mitigate the effects of these events. Nevertheless, these may not effectively protect all of PSE's systems all of the time. To the extent that the occurrence of any of these cyber-events is not fully covered by insurance, it could adversely affect PSE’s financial condition and results of operations.

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

Costs of compliance with environmental, climate change and endangered species laws are significant and the costs of compliance with new and emerging laws and regulations and the occurrence of associated liabilities could adversely affect PSE’s results of operations. PSE’s operations are subject to extensive federal, state and local laws and regulations relating to environmental issues, including air emissions and climate change, endangered species protection, remediation of contamination, avian protection, waste handling and disposal, decommissioning, water protection and siting new facilities.  To fulfill these legal requirements, PSE must spend significant sums of money to comply with these measures including resource planning, remediation, monitoring, analysis, mitigation measures, pollution control equipment and emissions related abatement and fees.  New environmental laws and regulations affecting PSE’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to PSE or its facilities.  Compliance with these or other future regulations could require significant expenditures by PSE and adversely affect PSE financially.  In addition, PSE may not be able to recover all of its costs for such expenditures through electric and natural gas rates, in a timely manner, at current levels in the future.
Under current law, PSE is also generally responsible for any on-site liabilities associated with the environmental condition of the facilities that it currently owns or operates or has previously owned or operated.  The occurrence of a material environmental liability or new regulations governing such liability could result in substantial future costs and have a material adverse effect on PSE’s results of operations and financial condition. Specific to climate change, Washington State has adopted both renewable portfolio standards and GHG legislation, including CETA, and PSE anticipates full compliance with these requirements.

PSE's inability to adequately develop or acquire the necessary infrastructure to comply with new and emerging laws and regulations could have a material adverse impact on our business and results of operations. Potential changes in regulatory standards, impacts of new and existing laws and regulations, including environmental laws and regulations, and the need to obtain various regulatory approvals create uncertainty surrounding our energy resource portfolio. The current abundance of low, stably priced natural gas, together with environmental, regulatory, and other concerns surrounding coal-fired generation resources, fossil fuel infrastructure bans, and energy resource portfolio requirements, including those related to renewables development and energy efficiency measures, create strategic challenges as to the appropriate generation portfolio and fuel diversification mix.
In expressing concerns about the environmental and climate-related impacts from continued extraction, transportation, delivery and combustion of fossil fuels, environmental advocacy groups and other third parties have in recent years undertaken greater efforts to oppose the permitting and construction of fossil fuel infrastructure projects. These efforts may increase in scope and frequency depending on a number of variables, including the future course of Municipal, State and Federal environmental regulation and the increasing financial resources devoted to these opposition activities. PSE cannot predict the effect that any such opposition may have on our ability to develop and construct fossil fuel infrastructure projects in the future.

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

PSE depends on its work force and third party vendors to perform certain important services and may be negatively affected by its inability to attract and retain professional and technical employees or the unavailability of vendors. PSE is subject to workforce factors, including but not limited to loss or retirement of key personnel and availability of qualified personnel. PSE’s ability to implement a workforce succession plan is dependent upon PSE’s ability to employ and retain skilled professional and technical workers.  Without a skilled workforce, PSE’s ability to provide quality service to PSE’s customers and to meet regulatory requirements could affect PSE’s earnings. Also, the costs associated with attracting and retaining qualified employees could reduce earnings and cash flows.
PSE continues to be concerned about the availability of skilled workers for special complex utility functions.  PSE also hires third party vendors to perform a variety of normal business functions, such as power plant maintenance, data warehousing and management, electric transmission, electric and natural gas distribution construction and maintenance, certain billing and metering processes, call center overflow and credit and collections.  The unavailability of skilled workers or unavailability of such vendors could adversely affect the quality and cost of PSE’s natural gas and electric service and accordingly PSE’s results of operations.

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

The amount of the Company's debt could adversely affect its liquidity and results of operations. Puget Energy and PSE have short-term and long-term debt, and may incur additional debt (including secured debt) in the future.  Puget Energy has access to a multi-year $800.0 million revolving credit facility, secured by substantially all of its assets, which has a maturity date of October 25, 2023. There was $24.1 million outstanding under the facility as of December 31, 2019.  Puget Energy's credit facility includes an expansion feature that could, upon the banks' approval, increase the size of the facility to $1.3 billion. In October 2018, Puget Energy entered into a 3-year $150 million term loan agreement with a small group of banks. Subsequently, in April 2019, the amount of the loan was increased to $174.0 million. Separately, Puget Energy entered into a 3 year, $210.0 million term loan agreement with a small group of banks in September 2019. PSE also has a separate credit facility, which provides PSE with access to $800.0 million in short-term borrowing capability, and includes an expansion feature that could, upon the banks' approval, increase the size of the facility to $1.4 billion. The PSE credit facility matures on October 25, 2023. As of December 31, 2019, no amounts were drawn and outstanding under the PSE credit facility. In addition, Puget Energy has issued $1.8 billion in senior secured notes, whereas PSE, as of December 31, 2019, had approximately $4.4 billion outstanding under first mortgage bonds, pollution control bonds and senior notes. The Company's debt level could have important effects on the business, including but not limited to:
•Making it difficult to satisfy obligations under the debt agreements and increasing the risk of default on the debt obligations;
•Making it difficult to fund non-debt service related operations of the business; and
•Limiting the Company's financial flexibility, including its ability to borrow additional funds on favorable terms or at all.

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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, Puget Energy or PSE may suffer from potential increases in interest rates on any borrowings. Further, Puget Energy or PSE may need to renegotiate our credit facilities that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

Poor performance of pension and postretirement benefit plan investments and other factors impacting plan costs could unfavorably impact PSE’s cash flow and liquidity. PSE provides a defined benefit pension plan and postretirement benefits to certain PSE employees and former employees.  Costs of providing these benefits are based, in part, on the value of the plan’s assets and the current interest rate environment and therefore, adverse market performance or low interest rates could result in lower rates of return for the investments that fund PSE’s pension and postretirement benefits plans and could increase PSE’s funding requirements related to the pension plans.  Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase PSE's funding requirements related to the pension plans. Any contributions to PSE’s plans in 2020 and beyond as well as the timing of the recovery of such contributions in GRCs could impact PSE’s cash flow and liquidity.

Potential legal proceedings and claims could increase the Company’s costs, reduce the Company’s revenue and cash flow, or otherwise alter the way the Company conducts business. The Company is, from time to time, subject to various legal proceedings and claims. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. While management believes the Company has reasonable and prudent insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated, the Company cannot assure that the outcome of all current or future litigation will not have a material adverse effect on the Company and/or its results of operations.

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
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  In addition, beginning February 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio calculated on a regulatory basis is 44.0% or below, except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE's ability to declare or make any distribution is limited by its' corporate credit/issuer rating and EBITDA to interest ratio, as previously discussed above.  The common equity ratio, calculated on a regulatory basis, was 48.4% at December 31, 2019, and the EBITDA to interest expense was 5.3 to 1.0 for the twelve-months ended December 31, 2019.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Challenges relating to the construction or future operation of the Tacoma LNG facility could adversely affect the Company’s operations.  PSE and Puget Energy’s subsidiary, Puget LNG, currently are constructing the Tacoma LNG facility at the Port of Tacoma, a jointly owned facility intended to provide peak-shaving services to PSE’s natural gas customers, and to provide LNG as fuel primarily to the maritime market.  Puget LNG has entered into one fuel supply agreement with a maritime customer, and is marketing the facility’s expected output to other potential customers.  Scheduled to be completed in 2021, delays in the facility’s construction and operation or in its ability to timely deliver fuel to customers could expose Puget LNG to damages under one or more fuel supply contracts, which could unfavorably impact Puget Energy’s return on investment.

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
From time to time, when deemed advisable and permitted, PSE and Puget Energy pay dividends on its common stock. During 2019, 2018, and 2017, PSE paid dividends to its parent, Puget Energy, and Puget Energy paid dividends to its parent, Puget Equico, in the amounts shown in Puget Energy's and PSE's Consolidated Statements of Common Shareholder's Equity, included in this Form 10-K.

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

Puget Energy
Summary of Operations	Year Ended December 31,
(Dollars in Thousands)	2019	2018	2017	2016	2015
Operating revenue	$3,401,130	$3,346,496	$3,460,276	$3,164,301	$3,092,700
Operating income	519,008	554,058	739,106	765,474	671,925
Net income	210,708	235,622	175,194	312,899	241,179

Total assets at year-end	$14,659,863	$14,098,861	$13,690,789	$13,266,380	$12,814,254
Long-term debt	5,920,325	5,672,491	5,207,929	5,104,073	5,077,518
Junior subordinated notes	—	—	250,000	250,000	250,000
Finance lease obligations	1,480	1,315	1,129	645	378
Operating lease obligations	190,189	—	—	—	—

Puget Sound Energy
Summary of Operations	Year Ended December 31,
(Dollars in Thousands)	2019	2018	2017	2016	2015
Operating revenue	$3,401,130	$3,346,496	$3,460,276	$3,164,618	$3,093,258
Operating income	522,615	557,136	740,595	770,552	656,138
Net income	292,924	317,162	320,054	380,581	304,189

Total assets at year-end	$12,625,045	$12,097,523	$11,731,706	$11,297,080	$10,799,513
Long-term debt	4,336,142	3,894,860	3,499,911	3,497,298	3,494,362
Junior subordinated notes	—	—	250,000	250,000	250,000
Finance lease obligations	1,480	1,315	1,129	645	378
Operating lease obligations	190,189	—	—	—	—

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

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma liquefied natural gas (LNG) facility, currently under construction. All of Puget Energy's common stock is indirectly owned by Puget Holdings, LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including the Canada Pension Plan Investment Board, the British Columbia Investment Management Corporation (BCI), the Alberta Investment Management Corporation (AIMCo), Ontario Municipal Employee Retirement System (OMERS) and PGGM Vermogensbeheer B.V. The sale of previous owners', Macquarie Infrastructure Partners and Macquarie Capital Group Limited, shares to OMERS, PGGM Vermogensbeheer B.V., AIMCo and BCI was approved by various federal and state agencies, including that of the Washington Utilities and Transportation Commission (Washington Commission), and closed on April 17, 2019. Puget Energy and PSE are collectively referred to herein as “the Company.”
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
The following table presents PSE’s ROE, its return on AMA equity and its authorized regulated ROE for 2019 and 2018:

	2019			2018
(Dollars in Thousands)	Earnings	Average Common Equity	Return on Equity	Earnings	Average Common Equity	Return on Equity
Return on equity	$292,924	$3,878,302	7.6%	$317,162	$3,654,524	8.7%
Less/Plus: Unrealized gains and losses on derivative instruments, after-tax	2,823	—	*	(32,913)	—	*
Less/Plus: Equity adjustments[1]	—	179,517	*	—	179,852	*
Plus: Impact of average of monthly average (AMA)	—	(48,247)	*	—	18,075	*
Return on AMA equity	$295,747	$4,009,572	7.4%	$284,249	$3,852,451	7.4%
Authorized regulated return on equity[2]			9.5%			9.5%
_______________
1.Equity adjustments are related to removing the impacts of accumulated other comprehensive income (AOCI), subsidiary retained earnings, retained earnings of derivative instruments, and decoupling 24-month revenue reserve.
2.The authorized regulated return on equity rate is 9.5% effective December 19, 2017, per the approved general rate case (GRC).
*Not meaningful and/or applicable.

The Company’s 2019 return on AMA equity was 7.4%, which is lower than the authorized regulated ROE primarily due to the following:
•Regulated equity (rate base multiplied by equity percent) was $351.6 million lower than AMA equity for the year ended December 31, 2019. The impact on ROE for this variance was negative 0.8%. The variance was primarily driven by investment in items that do not earn a return or earn a return that is less than the authorized ROE. Such items include investment in construction work in progress and growth in rate base since the last general rate case (GRC).
•Depreciation expense was $90.7 million higher than the amount allowed in rates on a pre-tax basis for the year ended December 31, 2019, for an impact on ROE of negative 2.3%.

The Company’s 2018 return on AMA equity was 7.4%, which is lower than the authorized regulated ROE primarily due to the following:
•Regulated equity (rate base multiplied by equity percent) was $379.9 million lower than AMA equity for the year ended December 31, 2018. The impact on ROE for this variance was negative 0.9%. The variance was primarily driven by investment in items that do not earn a return or earn a return that is less than the authorized ROE. Such items include investment in construction work in progress and growth in rate base since the last GRC.
•Depreciation expense was $50.7 million higher than the amount allowed in rates on a pre-tax basis for the year ended December 31, 2018, for an impact on ROE of negative 1.3%.

Factors and Trends Affecting PSE’s Performance
PSE’s ongoing regulatory requirements and operational needs necessitated the investment of substantial capital in 2019 and will continue to do so in future years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:
•The rates PSE is allowed to charge for its services;
•PSE’s ability to recover power costs that are included in rates which are based on volume;
•Weather conditions, including the impact of temperature on customer load; the impact of extreme weather events on budgeted maintenance costs; meteorological conditions such as snow-pack, stream-flow and wind-speed which affect power generation, supply and price;
•The effects of climate change, including changes in the environment that may affect energy costs or consumption, increase the Company’s costs, or adversely affect its operations;
•Regulatory decisions allowing PSE to recover purchased power and fuel costs, on a timely basis;
•PSE’s ability to supply electricity and natural gas, either through company-owned generation, purchase power contracts or by procuring natural gas or electricity in wholesale markets;
•Equal sharing between PSE and its customers of earnings which exceed PSE's authorized rate of return (ROR);
•Availability and access to capital and the cost of capital;
•Regulatory compliance costs, including those related to new and developing federal regulations of electric system reliability, state regulations of natural gas pipelines and federal, state and local environmental laws and regulations;
•Wholesale commodity prices of electricity and natural gas;
•Increasing capital expenditures with additional depreciation and amortization;
•Failure to complete capital projects on schedule and within budget or the abandonment of capital projects, either of which could result in the Company’s inability to recover project costs;
•Tax reform, the effect of lower tax rates, and regulatory treatment of excess deferred tax balances on rate base and customer rates;
•General economic conditions in PSE's service territory and its effects on customer growth and use-per-customer; and
•Federal, state, and local taxes;
•Employee workforce factors, including potential strikes, work stoppages, transitions in senior management, and loss or retirement of key personnel and availability of qualified personnel
•The effectiveness of PSE’s risk management policies and procedures;
•Cyber security attacks, data security breaches, or other malicious acts that cause damage to the Company’s generation and transmission facilities or information technology systems, or result in the release of confidential customer, employee, or Company information;
•Acts of war or terrorism.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2019 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission. The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Absent a resolution for the impact of lag and attrition, the Company will need to seek rate relief through a rate case on a regular and frequent basis in the foreseeable future. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost-effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment is not reasonable or prudent, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.
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

General Rate Case Filing
PSE filed a GRC with the Washington Commission on June 20, 2019, requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. PSE requested a return on equity of 9.8% with an overall rate of return of 7.62%. In addition to the traditional areas of focus (revenue requirements, cost allocation, rate design and cost of capital), the Company completed an attrition study and included a portion of the attrition revenue requirement in the overall request in order to address the expected regulatory lag in the rate year. Additionally, as the non-plant related excess deferred taxes that resulted from the Tax Cuts and Jobs Act (TCJA) remained outstanding from PSE’s Expedited Rate Filing (ERF) as discussed below, PSE requested in its GRC to pass back the amounts over four years. On September 17, 2019, PSE filed a supplemental filing in the GRC, which provided updates as discussed in our original filing, but did not impact the requested overall electric and natural gas rate increases, return on equity or overall rate of return as originally filed. On January 15, 2020, PSE filed rebuttal testimony which included a reduction to the requested return on equity to 9.5%, which decreased the rate of return to 7.48%. The requested rate increase for both electric and natural gas remained at 6.9% and 7.9%, respectively. For both electric and natural gas PSE did not originally request its full attrition adjustment; therefore, the decrease in return on equity led to a reduction in the electric rate increase of only $1.5 million and did not have an impact on the natural gas rate increase.
For further details regarding the 2019 GRC filing, see Note 4, "Regulations and Rates" to the consolidated financial statements included in Item 8 of this report.

Expedited Rate Filing
On November 7, 2018, PSE filed an ERF with the Washington Commission. On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms. The settlement agreement was filed on January 30, 2019. On February 21, 2019, the Commission approved the settlement with one condition. The settlement requires that PSE pass back the deferred balance associated with the tax over-collection of $34.6 million from January 1, 2018, through April 30, 2018, over a one-year period which began May 1, 2019.
For further details regarding the 2018 ERF filing, see Note 4, "Regulations and Rates" to the consolidated financial statements included in Item 8 of this report.

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017, requesting deferred accounting treatment for the impacts of tax reform.  The deferred accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35% to 21%. Other outcomes associated with PSE’s tax deferral filing are discussed in the ERF and GRC disclosures.
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

Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate cap, which limits the amount of previously deferred revenues PSE can collect in its annual filings, increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism is to be reviewed again in PSE's first GRC filed in or after 2021, or in a separate proceeding, if appropriate. PSE’s decoupling mechanism over- and under- collections will still be collectible or refundable after this effective date even if the decoupling mechanism is not extended.
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
On December 31, 2019, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and a corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that all of electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no adjustment was booked to 2019 decoupling revenue.
The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
May 1, 2019	0.9%	$20.6
May 1, 2018	(1.1)	(25.2)
May 1, 2017	2.0	41.9
Natural Gas:
May 1, 2019	(5.3)%	$(45.9)
May 1, 2018	1.7	15.9
May 1, 2017	2.4	22.4
___________________
1.There were no excess earnings offsetting the increase in revenue for either electric or natural gas effective May 1, 2019, The increase in revenue is net of reductions from excess earnings of $10.0 million for electric and $4.9 million for natural gas effective May 1, 2018, and $11.9 million for electric and $2.2 million for natural gas effective May 1, 2017.

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
Effective January 1, 2017, the following graduated scale is used in the PCA mechanism:

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
For the year ended December 31, 2019, in its PCA mechanism, PSE under recovered its allowable costs by $67.2 million of which $36.0 million was apportioned to customers. This compares to an under recovery of allowable costs of $3.5 million for the year ended December 31, 2018, of which no amounts were apportioned to customers. Power costs have been higher than the allowed base line in 2019 which has led to an increase in the PCA deferral causing a higher under-collection compared to the prior year. Actual power costs were higher than baseline rates in 2018 also but by a narrower margin, resulting in lower under-collection. Power prices increased during 2019 as compared to the prior year due to: (i) Cold weather in February and early March, which drove regional loads and demand for power up; (ii) Westcoast pipeline capacity limitations, which contributed to higher natural gas and power prices; (iii) An outage on a transmission line, which contributed to a liquidity crisis at Mid-C and resulted in high market power prices; and (iv) The relative prices of natural gas and power, which reduced the supply of natural gas-fired generation and increased the demand for market power, increasing prices.

Power Cost Adjustment Clause Filing
PSE updated its rates under Schedule 95 its Power Cost Adjustment Clause tariff to reflect the transition fee as required by Section 12 of the Microsoft Special Contract.
The following table sets forth power cost adjustment clause filing approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2019	(1.2)%	$(24.9)

Electric Conservation Rider
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2019	(0.9)%	$(17.5)
May 1, 2018	(0.8)	(18.0)
May 1, 2017	0.7	16.5

Electric Property Tax Tracker Mechanism
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2019	(0.2)%	$(5.1)
May 1, 2018	(0.1)	(1.3)
May 1, 2017	(0.04)	(0.9)

Federal Incentive Tracker Tariff
The following table sets forth the federal incentive tracker tariff revenue requirement approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates from prior year	Total credit to be passed back to eligible customers (Dollars in Millions)
January 1, 2020	(0.04)%	$(37.8)
January 1, 2019	0.1	(38.7)
May 1, 2018	0.4	(40.1)
January 1, 2018	0.2	(48.2)
January 1, 2017	0.3	(51.7)

Residential Exchange Benefit
The following table sets forth residential exchange benefit adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Total credit to be passed back to eligible customers (Dollars in Millions)
October 12, 2019	0.01%	$(81.8)
October 1, 2017	(0.6)	(80.8)

Natural Gas Rates
Natural Gas Cost Recovery Mechanism

The following table sets forth CRM rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2019	0.8%	$7.0
November 1, 2018	0.5	5.0
November 1, 2017	0.5	4.9

Purchased Gas Adjustment
On April 25, 2019, the Washington Commission approved PSE’s request for an out-of-cycle change to purchased gas adjustment (PGA) rates with the rate change taking effect May 1, 2019. The out-of-cycle PGA filing was needed to begin amortizing a large PGA commodity deferral balance that had grown due to higher than projected commodity costs during the 2018/19 winter. These higher than projected commodity costs were primarily due to an October 9, 2018, rupture and subsequent explosion on Westcoast Pipeline which is one of the major pipelines feeding PSE’s distribution system. The pipeline was repaired in October 2018, however supply capacity on the pipeline was limited over the 2018/19 winter leading to higher prices. February weather was also much colder than normal which also increased the demand for natural gas. The amortization period will be from May 2019 through April 2020.
On October 24, 2019, the Washington Commission approved PSE’s request for November 2019 PGA rates, with the rate change taking effect on November 1, 2019. As part of that filing, PSE requested PGA rates increase annual revenue by $17.8 million, while the new tracker rates increased by annual revenue of $100.6 million; this was in addition to continuing the collection on the remaining balance of $54.0 million from the out-of-cycle PGA. The tracker rates include deferral balances for the three separate amounts: (i) $114.4 million of under collected commodity balances deferred in February and March; (ii) a $10.8 million balance of over-collected commodity costs for the 2018 PGA, and (iii) a $4.1 million remaining balance from the $54.7 million credit to customers, caused by the 2017 over-collection, established in the 2018 tracker. The high commodity deferral balances for winter months through March 2019 were the result of three noteworthy events last winter experienced by PSE: the Enbridge pipeline rupture, unusually low temperatures in February and March, and a compressor failure in February at the Jackson Prairie storage facility. Additionally, to reduce customer impact, as part of the approved PGA filing, PSE will be collecting $114.4 million commodity deferrals and related interest over a two year period, instead of the historic one year period, from November 2019 through October 2021.
The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2019	13.4%	$118.3
May 1, 2019	6.3	54.0
November 1, 2018	(10.9)	(98.4)
November 1, 2017	(3.3)	(30.8)

Natural Gas Property Tax Tracker Mechanism
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2019	(0.2)%	$(1.6)
May 1, 2018	(0.2)	(2.2)
May 1, 2017	(0.1)	(1.1)

Natural Gas Conservation Rider
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2019	0.1%	$1.1
May 1, 2017	(0.1)	(1.0)

Other Proceedings
Microsoft Special Contract
Following discussions between PSE, the Microsoft Corporation, and others, and after completing a negotiated regulatory process, the Washington Commission issued an order in July 2017 approving a special contract between PSE and Microsoft relating to retail access for Microsoft loads currently being served under PSE’s electric Schedule 40. The special contract includes the following conditions: (i) Microsoft must exceed Washington State’s current renewable portfolio standards, (ii) the remainder of power sold to Microsoft must be carbon free, (iii) there will be no reduction in Microsoft's funding of PSE’s conservation programs, (iv) Microsoft paid a transition fee that was a straight pass-through to customers and (v) Microsoft will fund enhanced low-income support. Microsoft began taking service under the special contract on April 1, 2019, after meeting the eligibility requirements under the special contract.

Voluntary Long-Term Renewable Energy
Effective September 2016, the Washington Commission approved PSE's tariff revision to create an additional voluntary renewable energy product. This provides customers with electric generation resource options to help them meet their sustainability goals. Incremental costs of the program will be allocated to the voluntary participants of the program as is the case with PSE’s existing Green Power programs. PSE offered this service, Green Direct, to larger customers (aggregated annual loads greater than 10,000 MWh) and government customers. The initial resource option offered under this rate schedule is a new wind generation facility with the capacity of approximately 136.8 MW currently under construction in the region by a developer under contract to PSE. The project is fully subscribed and is expected to begin generating power in 2020. Twenty-one customers will receive the anticipated output of the project.
In July 2018, the Washington Commission approved a second phase of the Green Direct product. The phase 2 offering will be a blend of the phase 1 wind and a solar project to be built in Washington. Phase 1 customers will receive wind through 2020; and then are expected to receive the blended energy in 2021. An additional twenty customers will start receiving energy through phase 2 of the program, likely by 2021.

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document.  The following discussion provides the significant items that impacted PSE’s results of operations for the years ended December 31, 2019, and December 31, 2018.

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
The following chart displays the changes in PSE’s electric margin for the years ended December 31, 2018, to December 31, 2019:

Electric Margin
2018 to 2019 comparison
$ (Millions)
$1,760
$1,740
$1,720
$1,700
$1,680
$1,660
$1,640
$1,620
$1,600
$1,580
$1,690.4
$(44.3)
$19.8
$2.1
$(1.4)
$65.0
$(13.8)
$(78.7)
$1.7
$1,640.8
2018 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation & Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2019 Electric Margin

_______________
*Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

2018 compared to 2019
Electric Operating Revenue
Electric operating revenues increased $41.2 million primarily due to increased transportation and other revenue of $65.0 million, sales to other utilities and marketers of $19.8 million and decoupling revenue of $2.1 million; partially offset by lower retail sales of $44.3 million and other decoupling revenue of $1.4 million.  These items are discussed in detail below:
•Electric retail sales decreased $44.3 million due to a decrease of $60.7 million in rates partially offset by an increase in retail electricity usage of 0.7%, or $16.4 million, compared to the prior year. The additional usage was due to an increase of residential sales and other retail sales of 2.5% and 1.1%, respectively, which was driven by an increase in heating degree days of 3.5% compared to 2018 and an increase in retail customers of 1.4%. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 7 of this report for rate changes.
•Sales to other utilities and marketers increased $19.8 million due to a 20.8% increase in sales volume and a 1.0% increase in price. During the 1st quarter of 2019, wholesale prices increased 115.7% due to spot power prices at Mid-Columbia that increased to an 18-year high largely driven by record-breaking natural gas prices and there was increase in volumes from an additional 111.8% of combustion turbine (CT) generation or an additional 61.2% CT generation at year to date as a result of favorable heat rates and increased demand for wholesale market power.
•Decoupling revenue increased $2.1 million, primarily attributable to an $8.5 million increase in PCA fixed cost deferral revenues. In the current year, actual PCA revenues declined significantly as a result of lower rates, offset in part by increased usage as noted above in the retail revenue section. This resulted in current year under collection, as compared to prior year over collection. This increase was partially offset by a $6.3 million decrease in delivery deferral revenues, attributable to a decline in allowed revenues year over year as a result of lower allowed rate per customer.
•Other decoupling revenue decreased $1.4 million, primarily related to earnings in excess of allowed ROR. In 2018, $10.1 million of earnings in excess of allowed ROR was passed back to customers, as compared to only $3.5 million in the current year. This decrease of $6.6 million was partially offset by an increase of $4.4 million attributable to lower current period amortization of prior year under collection in 2019 than in 2018. In addition, there was a $1.7 million increase related to GAAP alternative revenue program recognition guidelines. In 2018, there was $0.8 million of revenue that was not anticipated to be collected within 24 months, and therefore was deferred. This amount was recognized in the first quarter of 2019, when the alternative revenue program revenue recognition guidelines were met.
•Transportation and other revenue increased $65.0 million primarily due to an increase in net wholesale natural gas sales of $34.8 million, and an increase in tax reform deferrals for revenue subject to refunds of $38.9 million, partially offset by a decrease in production tax credit (PTC) deferral revenue of $14.9 million for the re-purpose of the PTCs The increase in net wholesale non-core natural gas sales was due to an approximately 28% increase in the average price of the non-core natural gas sold year ended December 31, 2019, compared to year ended December 31, 2018, offset by a 17% decrease in sales volume. Also contributing to the increase in the net amount was an $18.3 million decrease in the cost of the natural gas sold due to the 17% decrease in sales volume, offset by a 6% increase in the average cost of the natural gas sold which was driven by an increase in the average price of non-core natural gas purchases. The higher natural gas prices occurred in late 2018 and peaked in early 2019 and were due to the effects of the late 2018 Enbridge pipeline rupture which led to a decrease in natural gas supply and higher than expected demand due to cold weather during that time.

Electric Power Costs
Electric power costs increased $90.7 million primarily due to an increase of $78.7 million of electric generation fuel costs and $13.8 million of purchased electricity costs. These items are discussed in detail below:
•Purchased electricity expense increased $13.8 million primarily due to a 15.9% increase in wholesale prices partially offset by a 11.9% decrease in wholesale electricity purchases. The decrease in purchases was primarily driven by a decrease in hydro purchases at Mid-Columbia of 23.7%, due to unfavorable hydro conditions, driving an increase in combustion turbine generation, which decreased the need to purchase additional wholesale power.
•Electric generation fuel expense increased $78.7 million primarily due to a $63.0 million increase in combustion turbine generation costs primarily driven by an increase in generation of 61.2% as a result of favorable heat rates, unfavorable wholesale electricity prices, reduced hydro purchases of 23.7% and reduced hydro and wind generation of 22.0% and 13.7%, respectively. This was partially offset by a decrease in cost per kWh generated of 8.7%,

For additional information on prior years, please see discussion in Item 7, "Non-GAAP Financial Measures - Electric Margin" of Form 10-K for period ended December 31, 2018.

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

The following chart displays the changes in PSE’s natural gas margin for the years ended December 31, 2018, to December 31, 2019:

Natural Gas Margin
2018 to 2019 comparison
$ (Millions)
$590
$580
$570
$560
$550
$554.0
$9.3
$(3.8)
$7.3
$11.9
$5.7
$584.4
2018 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation & Other Revenue
Purchased Natural Gas
2019 Natural Gas Margin

_______________
* Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

2018 compared to 2019
Natural Gas Operating Revenue
Natural gas operating revenue increased $24.6 million primarily due to higher retail sales of $9.3 million, increased transportation and other revenue of $11.9 million and increased other decoupling revenue of $7.3 million; partially offset by a decrease in decoupling revenue of $3.8 million. These items are discussed in the following details:
•Natural gas retail sales increased $9.3 million due to an increase in natural gas load of 4.8%, or $44.7 million in natural gas sales, which was partially offset by a decrease in rates of $35.4 million. Natural gas load increased primarily due to the year over year increase in usage for residential and commercial firm customers of 6.0% and 4.9%, respectively. These increases were driven by a 3.5% increase in heating degree days as well as a 1.3% increase in natural gas customers. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 7 of this report for rate changes.
•Decoupling revenue decreased $3.8 million. This is primarily attributable to higher natural gas usage, as noted above in the retail revenue section. This resulted in actual natural gas revenues being closer to allowed natural gas revenues in the current year as compared to the prior year.

•Other decoupling revenue increased $7.3 million, primarily due to a $12.0 million decrease in current year amortization of prior year under collection, due to lower amortization rates. This was offset in part by activity related to earnings in excess of allowed ROR. In 2018, the prior year's estimate of earnings in excess of allowed ROR was trued up to match actual earnings in excess of allowed ROR by a favorable $3.4 million. In 2019, there was no prior year estimate of earnings in excess of allowed ROR to require true up. Also in 2018, earnings in excess of allowed ROR of $3.5 million was passed back to customers. In the current year, only $2.2 million was passed-back to customers.
•Transportation and other revenue increased $11.9 million primarily due to tax reform deferrals for revenue subject to refund of $15.4 million.

Natural Gas Energy Costs
Purchased natural gas expense decreased $5.7 million due to a decrease in natural gas costs included in PGA rates which was partially offset by an increase in natural gas usage of 4.8%.

For additional information on prior years, please see discussion in Item 7, "Non-GAAP Financial Measures - Natural Gas Margin" of Form 10-K for period ended December 31, 2018.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's other operating expenses and other income (deductions) for the years ended December 31, 2018, to December 31, 2019:

Other Operating Expenses and Other Income (Deductions)
2018 to 2019 comparison
$ (Millions)
$2,050
$2,000
$1,950
$1,900
$1,967.1
$45.2
$(6.0)
$(7.0)
$(25.2)
$(2.7)
$(10.1)
$11.3
$(11.6)
$1,961.0
2018 Expenses (Income)
(Gain) loss Derivatives
Utility O&M
Non-Utility and Other
Depreciation & Amortization
Taxes other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2019 Expenses (Income)

2018 compared to 2019
Other Operating Expenses
•Net unrealized (gain) loss on derivative instruments decreased $45.2 million to a net loss of $3.6 million for the year ended December 31, 2019. One of the drivers for the change is related to the net settlements of electric and natural gas trades previously recorded as $36.4 million in gains and $15.4 million in losses, respectively. The other driver is related to the change in the weighted average forward prices for electric and natural gas. Specifically, electric price decreased 16.7% resulting in a $2.6 million loss for electric. Natural gas derivative unrealized losses of $21.6 million were due to a higher cost basis of forward trades due to high natural gas prices in late 2018 and early 2019 and a decrease in forward prices at December 31, 2019.
•Utility operations and maintenance expense decreased $6.0 million primarily due to a decrease in the following: (i) bad debt expense of $5.4 million due to an improved collection process, (ii) underground cable maintenance expense of $2.5 million, (iii) leak surveys expense of $2.3 million due to reliability strategic initiatives, and (iv) rent expense of $1.7 million due to facility consolidations; partially offset by (v) an increase in hardware and software maintenance costs of $7.5 million due to an increase in IT projects..
•Non-utility and other expense decreased $7.0 million primarily due to a decrease in biogas gas purchase expense of $5.6 million and a decrease in non-qualified pension plan costs of $1.9 million; partially offset by an increase in the long-term incentive plan accrual of $1.4 million due to an increase in long-term incentive plan awards in 2019.
•Depreciation and amortization expense decreased $25.2 million primarily driven by: (i) a decrease in amortization of PTC regulatory liability of $15.4 million in 2019 as compared to 2018, (ii) a decrease of $21.7 million in common amortization due the deferral treatment of IT amortization effective May 1, 2019, as submitted to the Washington Commission, (iii) a decrease of $11.0 million for amortization of the Microsoft transition fee set in rates by a Washington Commission order, (iv) a decrease in amortization driven by the deferral treatment of $12.7 million for meter assets effective April 1, 2019, as submitted to the Washington Commission, (v) a decrease in conservation amortization of $15.1 million due to lower rates in 2019 as compared to 2018; partially offset by (vi) an increase in common amortization of $33.8 million driven by net additions of $88.3 million of software; (vii) electric depreciation expense increased $10.2 million primarily due to net asset additions to distribution of $212.5 million and (viii) an increase in natural gas depreciation expense of $7.3 million primarily due to net asset additions to distribution of $214.5 million.
•Taxes other than income taxes decreased $2.7 million primarily due to decreases in municipal taxes of $2.4 million , as well as a decrease of $2.1 million related to the property tax tracker.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense decreased $10.1 million as a result of an increase in other income of $7.9 million and a decrease in other expenses of $2.1 million. Primarily contributing to the increase was an increase of $6.6 million of PGA interest income. Additionally, there was an increase in Washington Commission allowance for funds used during construction (AFUDC) of $3.9 million due to a $31.8 million increase in eligible construction work in progress in 2019 as compared to 2018.
•Interest expense increased $11.3 million primarily related to PSE's issuance of $450.0 million of senior notes at an interest rate of 3.25%. For additional information, see Note 7, "Long-Term Debt" to the consolidated financial statements included in Item 8 of this report.
•Income tax expense decreased $11.6 million primarily driven by $7.5 million attributable to a decrease in pre-tax income and $4.0 million to attributable to permanent and flow through items. For further details, see Note 14, "Income Taxes" to the consolidated financial statements included in Item 8 of this report.

For additional information on prior years, please see discussion in Item 7, "Other Operating Expenses and Other Income (Deductions)" of Form 10-K for period ended December 31, 2018.

Puget Energy
Substantially all the operations of Puget Energy are conducted through its regulated subsidiary, PSE.  Puget Energy’s results of operation for the years ended December 31, 2018, and December 31, 2019, were as follows:

PE Summary Results of Operation
2018 to 2019 comparison
$ (Millions)
$250
$240
$230
$220
$210
$200
$235.6
$(24.2)
$(1.0)
$0.6
$(1.3)
$(0.6)
$1.6
$210.7
2018 Puget Energy net income
PSE net income
Other operating revenue and income
Puget LNG net income
Non-utility expense and other
Interest expense
Income tax benefit (expense)
2019 Puget Energy net income

2018 compared to 2019
Summary Results of Operations
Puget Energy’s net income decreased by $24.9 million, which is primarily attributable to a decrease in PSE's net income of $24.2 million.

For additional information on prior years, please see discussion in Item 7, "PE Summary Results of Operation" of Form 10-K for period ended December 31, 2018.

Capital Resources and Liquidity

Capital Requirements
Contractual Obligations and Commercial Commitments
The following are PSE’s and Puget Energy’s aggregate contractual obligations as of December 31, 2019:

	Payments Due Per Period
(Dollars in Thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Contractual obligations:
Energy purchase obligations[1]	$6,355,478	$1,033,400	$1,574,582	$1,339,851	$2,407,645
Long-term debt including interest[2]	8,874,206	229,109	453,394	453,394	7,738,309
Short-term debt including interest	176,000	176,000	—	—	—
Service contract obligations	615,117	72,445	149,517	155,189	237,966
Non-cancelable operating leases[3]	269,398	22,500	44,383	42,105	160,410
PSE finance leases[3]	1,528	643	787	98	—
Pension and other benefits funding and payments	82,967	41,659	8,316	10,495	22,497
Total PSE contractual cash obligations	16,374,694	1,575,756	2,230,979	2,001,132	10,566,827
Long-term debt including interest[2]	2,428,548	547,880	1,422,008	53,300	405,360
Total Puget Energy contractual cash obligations	$18,803,242	$2,123,636	$3,652,987	$2,054,432	$10,972,187

____________________
1.Energy purchase contracts were entered into as part of PSE’s obligation to serve retail electric and natural gas customers’ energy requirements.  As a result, costs are generally recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost adjustment mechanisms.
2.For individual long-term debt maturities, see Note 7, "Long-Term Debt," to the consolidated financial statements included in Item 8 of this report.  For Puget Energy, the amount above excludes the fair value adjustments related to the merger.
3.For additional information, see Note 9, "Leases" to the consolidated financial statements included in Item 8 of this report.

The following are PSE’s and Puget Energy’s aggregate availability under commercial commitments as of December 31, 2019:

	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2020	2021-2022	2022-2023	Thereafter
Commercial commitments:
PSE revolving credit facility[1]	$800,000	$—	$—	$800,000	$—
Inter-company short-term debt[2]	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	—	800,000	30,000
Puget Energy revolving credit facility[3]	775,900	—	—	775,900	—
Less: Inter-company short-term debt elimination[2]	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,575,900	$—	$—	$1,575,900	$—
_______________
1.As of December 31, 2019, PSE had a credit facility which provides $800.0 million of short-term liquidity needs and includes a backstop to the Company's commercial paper program. The credit facility matures in October 2023. The credit facility also includes a swingline feature allowing same day availability on borrowings up to $75.0 million and an expansion feature that, upon the banks' approval, would increase the total size of the facility to $1.4 billion. As of December 31, 2019, no loans or letters of credit were outstanding under the credit facility and $176.0 million was outstanding under the commercial paper program. The credit agreement is syndicated among numerous lenders. Outside of the credit agreement, PSE has a $2.8 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.
2.As of December 31, 2019, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million.
3.As of December 31, 2019, Puget Energy had a revolving senior secured credit facility totaling $800.0 million, which matures in October 2023. The revolving senior secured credit facility is syndicated among numerous lenders. The revolving senior secured credit facility also has an expansion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. As of December 31, 2019, there was $24.1 million drawn and outstanding under the Puget Energy credit facility.

Off-Balance Sheet Arrangements
As of December 31, 2019, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements and customer growth and to support reliable energy delivery.  Construction expenditures, excluding equity AFUDC, totaled $919.3 million in 2019.  Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Millions)	2020	2021	2022
Total energy delivery, technology and facilities expenditures	$965.5	$1,031.1	$1,023.7

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

Capital Resources
Cash from Operations

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2019	2018	Change
Net income	$292,924	$317,162	$(24,238)
Non-cash items[1]	677,261	670,632	6,629
Changes in cash flow resulting from working capital[2]	(107,355)	80,541	(187,896)
Regulatory assets and liabilities	(79,173)	(71,348)	(7,825)
Purchased gas adjustment	(132,766)	—	(132,766)
Other non-current assets and liabilities[3]	(26,967)	(1,083)	(25,884)
Net cash provided by operating activities	$623,924	$995,904	$(371,980)
_______________
1. Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, production tax credits and miscellaneous non-cash items.
2.Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, purchased gas adjustments, accounts payable and accrued expenses.
3.Other non-current assets and liabilities include funding of pension liability.

Year Ended December 31, 2019, compared to 2018
Cash generated from operations for the year ended December 31, 2019, decreased by $372.0 million, including a net income decrease of $24.2 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items increased $6.6 million primarily due to a $45.2 million change from a net unrealized gain on derivative instruments of $41.7 million to a net unrealized loss on derivative instruments of $3.6 million, as well as a decrease in production tax credits monetization of $15.4 million, offset by decreases in depreciation and amortization of $10.1 million, conservation amortization of $15.1 million, amortization of TCJA related income tax expense over-collection of $19.7 million and deferred taxes of $10.5 million. For further discussion, see "Other Operating Expenses" in Item 7, Management's Discussion and Analysis and Note 14, "Income Taxes" in Item 8.
•Cash flows resulting from changes in working capital decreased $187.9 million primarily due to increased cash outflow in accounts payable by $233.8 million, which was mainly due to payment of significant power and natural gas costs accrued as of December 31, 2018, that were paid in 2019. In addition, cash outflows associated with taxes payable increased by $18.9 million. These increased cash outflows are partially offset by increased cash inflows as results of decreased balance in short-term purchased gas adjustment receivables of $35.9 million and accrued expenses of $23.5 million.
•Cash flows resulting from regulatory assets and liabilities decreased $7.8 million primarily caused by an increase in the PCA mechanism due to actual power costs being above power baseline costs. For further details, see "Electric Margin" in Item 7, Management's Discussion and Analysis.
•Cash flow resulting from purchased gas adjustment (long-term) decreased $132.8 million caused by actual natural gas costs being above natural gas baseline rates in the PGA mechanism. For further details, see "Natural Gas Margin" in Item 7, Management's Discussion and Analysis.
•Cash flow resulting from changes in other non-current assets and liabilities decreased $25.9 million primarily due to an decrease in pension liability offset with other changes in long-term assets and liabilities.

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2019	2018	Change
Net income	$(82,216)	$(81,540)	$(676)
Non-cash items[1]	(2,381)	(519)	(1,862)
Changes in cash flow resulting from working capital[2]	(4,800)	4,558	(9,358)
Regulatory assets and liabilities	(60)	—	(60)
Other non-current assets and liabilities[3]	(7,131)	(14,222)	7,091
Net cash provided by operating activities	$(96,588)	$(91,723)	$(4,865)
______________
1.Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, production tax credits and other miscellaneous non-cash items.
2.Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, purchased gas adjustments, accounts payable and accrued expenses.
3.Other non-current assets and liabilities include funding of pension liability.

Year Ended December 31, 2019, compared to 2018
Cash generated from operations for the year ended December 31, 2019, decreased by $4.9 million compared to the same period in 2018.  The net difference was impacted by the decrease from cash flow provided by the operating activities of PSE, as previously discussed. The remaining variance is explained below:
•Non-cash items decreased $1.9 million primarily due to changes in deferred taxes of $1.5 million.
•Changes in cash flow resulting from working capital decreased $9.4 million primarily due to amounts owed to PSE related to Puget LNG and that are eliminated at consolidated PE.
•Other non-current assets and liabilities increased $7.1 million primarily due to change of the valuation of pension liability compared to the prior year.

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
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at December 31, 2019, PSE could issue:
•Approximately $2.0 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.3 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at December 31, 2019; and
•Approximately $739.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.2 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at December 31, 2019
At December 31, 2019, PSE had approximately $7.8 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

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
For further discussion regarding revenue recognition, see Note 3, "Revenue", to the consolidated financial statements included in Item 8 of this report.

Regulatory Accounting
As a regulated entity of the Washington Commission and FERC, PSE prepares its financial statements in accordance with the provisions of ASC 980.  The application of ASC 980 results in differences in the timing and recognition of certain revenue and expenses in comparison with businesses in other industries.  The rates that are charged by PSE to its customers are based on cost base regulation reviewed and approved by the Washington Commission and FERC.  Under the authority of these commissions, PSE has recorded certain regulatory assets and liabilities at December 31, 2019, in the amount of $847.5 million and $1,676.6 million, respectively, and regulatory assets and liabilities at December 31, 2018, of $788.2 million and $1,722.5 million, respectively.  Such amounts are amortized through a corresponding liability or asset account, respectively, with no impact to earnings.  PSE expects to fully recover its regulatory assets and liabilities through its rates.  If future recovery of costs ceases to be probable, PSE would be required to write off these regulatory assets and liabilities.  In addition, if PSE determines that it no longer meets the criteria for continued application of ASC 980, PSE could be required to write off its regulatory assets and liabilities related to those operations not meeting ASC 980 requirements.
Also encompassed by regulatory accounting and subject to ASC 980 are the PCA and PGA mechanisms.  The PCA and PGA mechanisms mitigate the impact of commodity price volatility upon the Company and are approved by the Washington Commission.  The PCA mechanism provides for a sharing of costs that vary from baseline rates over a graduated scale.  For further discussion regarding the PCA mechanism, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 7 of this report.  The increases and decreases in the cost of natural gas supply are reflected in customer bills through the PGA mechanism.  PSE expects to fully recover/refund these regulatory balances through its rates.  However, both mechanisms are subject to regulatory review and approval by the Washington Commission on a periodic basis.

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

Pension and Other Postretirement Benefits
PSE has a qualified defined benefit pension plan covering substantially all employees of PSE.  PSE recognized qualified pension expense of $12.6 million and $13.2 million for the years ended December 31, 2019, and 2018, respectively.  Of these amounts, approximately 49.0% and 49.4% were included in utility operations and maintenance expense in 2019 and 2018, respectively, and the remaining amounts were capitalized.  For the years ended December 31, 2019, and 2018, Puget Energy recognized incremental qualified pension income of $12.1 million and $13.1 million, respectively.  In 2020, it is expected that PSE and Puget Energy will recognize pension expense of $16.2 million and incremental qualified pension income of $11.1 million, respectively.
PSE has a Supplemental Executive Retirement Plan (SERP).  PSE recognized pension and other postretirement benefit expenses of $5.4 million and $5.1 million for the years ended December 31, 2019, and 2018, respectively.  For the years ended December 31, 2019, and 2018, Puget Energy recognized incremental income of $0.4 million and $0.5 million, respectively.  In 2020, it is expected that PSE and Puget Energy will recognize pension expense of $5.4 million and incremental pension income of $0.3 million, respectively.
PSE also has other limited postretirement benefit plans.  PSE recognized income of $0.5 million and $0.5 million for the years ended December 31, 2019, and 2018, respectively.  For the years ended December 31, 2019, and 2018, Puget Energy recognized incremental expense of $0.2 million each year.  In 2020, it is expected that PSE and Puget Energy will recognize expense of $0.1 million and incremental expense of $0.1 million, respectively.
The Company’s pension and other postretirement benefits income or expense depend on several factors and assumptions, including plan design, timing and amount of cash contributions to the plan, earnings on plan assets, discount rate, expected long-term rate of return, mortality and health care cost trends.  Changes in any of these factors or assumptions will affect the amount of income or expense that the Company records in its financial statements in future years and its projected benefit obligation.  The Company has selected an expected return on plan assets based on a historical analysis of rates of return and the Company’s investment mix, market conditions, inflation and other factors.  The Company’s accounting policy for calculating the market-related value of assets is based on a five-year smoothing of asset gains or losses measured from the expected return on market-related assets.  This is a calculated value that recognizes changes in fair value in a systematic and rational manner over five years.  The same manner of calculating market-related value is used for all classes of assets, and is applied consistently from year to year.  During 2019, the Company made cash contributions of $18.0 million to the qualified defined pension plan.  Management is closely monitoring the funding status of its qualified pension plan.  At December 31, 2019, and 2018, the Company’s qualified pension plan was $21.3 million underfunded and $37.4 million underfunded as measured under GAAP, or 97.3% and 94.5% funded, respectively. As of January 1, 2020, the plan's estimated funded ratio, as calculated under guidelines from The Pension Protection Act of 2006 and considering temporary interest rate relief measures approved by Congress, was more than 100%. The aggregate expected contributions and payments by the Company to fund the pension plan, SERP and other postretirement plans for the year ending December 31, 2020, are expected to be at least $18.0 million, $22.6 million and $0.1 million, respectively.
The discount rate used in accounting for pension and other benefit obligations decreased from 4.40% in 2018 to 3.35% in 2019. The discount rate used in accounting for pension and other benefit expense was 4.40% in both 2018 and 2019. The rate of return on plan assets for qualified pension benefits decreased was 7.50% in both 2018 and 2019. The rate of return on plan assets for other benefits was 7.0% in both 2018 and 2019.

The following tables reflect the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

Puget Energy and Puget Sound Energy	Change in Assumption	Impact on Projected Benefit Obligation Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(44,028)	$(1,440)	$(528)
Decrease in discount rate	50 basis points	48,863	1,536	576

Puget Energy	Change in Assumption	Impact on 2019 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(3,170)	$(126)	$7
Decrease in discount rate	50 basis points	3,479	137	(24)
Increase in return on plan assets	50 basis points	$(3,498)	*	$(28)
Decrease in return on plan assets	50 basis points	3,498	*	28

Puget Sound Energy	Change in Assumption	Impact on 2019 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(3,717)	$(128)	$8
Decrease in discount rate	50 basis points	3,478	138	(7)
Increase in return on plan assets	50 basis points	$(3,499)	*	$(28)
Decrease in return on plan assets	50 basis points	3,499	*	28
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
The following table presents the fair value of the Company’s energy derivatives instruments, recorded on the balance sheets:

Puget Energy and Puget Sound Energy	December 31, 2019		December 31, 2018
(Dollars in Thousands)	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$15,399	$9,273	$32,041	$22,804
Long-term	4,534	8,231	1,246	4,480
Total Electric Portfolio	19,933	17,504	33,287	27,284
Natural gas portfolio:
Current	$8,227	$4,155	$14,466	$23,857
Long-term	3,148	4,462	1,266	6,615
Total Natural Gas Portfolio	11,375	8,617	15,732	30,472
Total derivatives	$31,308	$26,121	$49,019	$57,756

At December 31, 2019, the Company had total assets of $31.3 million and total liabilities of $26.1 million related to derivative contracts used to hedge the supply and cost of electricity and natural gas to serve PSE customers. As the gains and losses in the electric portfolio are realized, they will be recorded as either purchased power costs or electric generation fuel costs under the PCA mechanism. Any fair value adjustments relating to the natural gas business have been deferred in accordance with ASC 980, due to the PGA mechanism, which passes the cost of natural gas supply to customers. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company’s derivative contracts by $30.1 million.

The change in fair value of the Company’s outstanding energy derivative instruments from December 31, 2018, through December 31, 2019, is summarized in the table below:

Puget Energy and Puget Sound Energy
Energy Derivative Contracts Gain (Loss)
(Dollars in Thousands)	December 31, 2019
Fair value of contracts outstanding at December 31, 2018	$(8,737)
Contracts realized or otherwise settled during 2019	(67,161)
Change in fair value of derivatives	81,084
Fair value of contracts outstanding at December 31, 2019	$5,186

The fair value of the Company’s outstanding derivative instruments at December 31, 2019, based on pricing source and the period during which the instrument will mature, is summarized below:

Puget Energy and Puget Sound Energy Source of Fair Value	Fair Value of Contracts by Settlement Year
(Dollars in Thousands)	2020	2021-2022	2023-2024	Thereafter	Total
Prices provided by external sources[1]	$9,784	$(564)	$(1,937)	$—	$7,283
Prices based on internal models and valuation methods	413	(2,282)	(228)	—	(2,097)
Total fair value	$10,197	$(2,846)	$(2,165)	$—	$5,186
_______________
1.Prices provided by external pricing service, which utilizes broker quotes and pricing models.

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
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of December 31, 2019, PSE held approximately $571.6 million in standby letters of credit or limited parental guarantees and had nine counterparties with unlimited parental guarantees, in support of various electric and natural gas transactions. The Company monitors counterparties for significant swings in credit default rates, credit rating changes by external rating agencies, ownership changes or financial distress. As of December 31, 2019, approximately 27.4% of the Company's total energy portfolio exposure was entered into with investment grade counterparties which, in the majority of cases, do not require collateral calls on the contracts. Counterparty credit risk may impact PSE's decisions on derivative accounting treatment.

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
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. The fair value of derivatives includes the impact of credit and non-performance reserves. As of December 31, 2019, the Company was in a net liability position with the majority of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the year.  As of December 31, 2019, PSE had cash posted as collateral of $14.8 million for contracts executed on the ICE. Also, as of December 31, 2019, PSE has posted a $1.0 million letter of credit as a condition of transacting on the ICE NGX Exchange. PSE did not trigger any collateral requirements with any of its counterparties.

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
The following table presents the carrying value and fair value of Puget Energy and Puget Sound Energy's debt instruments:

Financial Debt Instruments	December 31, 2019		December 31, 2018
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Puget Energy	$5,920,325	$7,412,416	$6,051,788	$6,984,939
Puget Sound Energy	4,336,142	5,571,818	4,274,157	4,953,908

For further details regarding Puget Energy and Puget Sound Energy debt instruments, see Note 7, "Long-Term Debt" and Note 11, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.
From time to time, PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in OCI related to the forward starting swaps and previously settled treasury lock contracts at December 31, 2019, was a net loss of $5.4 million after tax and accumulated amortization.  This compares to an after-tax loss of $5.7 million in OCI as of December 31, 2018.  All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors, or a committee of the Board, as applicable and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at December 31, 2019.
The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.   As of December 31, 2019, the Company had no outstanding interest rate swap instruments.

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
1.Our Board has adopted clear corporate governance guidelines.
2.With the exception of the President and Chief Executive Officer, the Board members are independent of management.
3.All members of our key Board committees – the Audit Committee, the Compensation and Leadership Development Committee and the Governance and Public Affairs Committee – are independent of management.
4.The non-management members of our Board meet regularly without the presence of Puget Energy and Puget Sound Energy management.
5.The Charters of our Board committees clearly establish their respective roles and responsibilities.
6.The Company has adopted a Code of Conduct with a hotline (through an independent third party) available to all employees, and our Audit Committee has procedures in place for the anonymous submission of employee complaints on accounting, internal accounting controls or auditing matters.  The Compliance Program is led by the Chief Ethics and Compliance Officer of the Company.
7.Our internal audit control function maintains critical oversight over the key areas of our business and financial processes and controls, and reports directly to our Board Audit Committee.

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

/s/ Mary E. Kipp	/s/ Daniel A. Doyle	/s/ Stephen J. King
Mary E. Kipp	Daniel A. Doyle	Stephen J. King
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer	Controller and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Puget Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Puget Energy, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2020

We have served as the Company or its predecessor’s auditor since 1933.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of
Puget Sound Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting.

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Puget Sound Energy, Inc. and its subsidiary (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 21, 2020

We have served as the Company or its predecessor’s auditor since 1933.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating revenue:
Electric	$2,497,041	$2,455,919	$2,420,663
Natural gas	875,371	850,748	997,759
Other	28,718	39,829	41,854
Total operating revenue	3,401,130	3,346,496	3,460,276
Operating expenses:
Energy costs:
Purchased electricity	652,560	638,775	590,030
Electric generation fuel	282,864	204,174	206,275
Residential exchange	(79,187)	(77,454)	(75,933)
Purchased natural gas	290,976	296,699	360,009
Unrealized (gain) loss on derivative instruments, net	3,574	(41,662)	30,790
Utility operations and maintenance	596,676	602,638	592,277
Non-utility expense and other	47,907	54,519	53,864
Depreciation and amortization	656,323	666,432	481,969
Conservation amortization	96,571	111,714	121,216
Taxes other than income taxes	333,858	336,603	360,673
Total operating expenses	2,882,122	2,792,438	2,721,170
Operating income (loss)	519,008	554,058	739,106
Other income (deductions):
Other income	59,905	52,957	49,283
Other expense	(9,053)	(11,201)	(14,076)
Interest charges:
AFUDC	14,559	13,695	10,826
Interest expense	(356,638)	(343,795)	(354,802)
Income (loss) before income taxes	227,781	265,714	430,337
Income tax (benefit) expense	17,073	30,092	255,143
Net income (loss)	$210,708	$235,622	$175,194

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$210,708	$235,622	$175,194
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(1,846) and $(12,677) and $5,078, respectively	(6,947)	(47,690)	9,430
Reclassification of stranded taxes to retained earnings due to tax reform	—	(5,230)	—
Other comprehensive income (loss)	(6,947)	(52,920)	9,430
Comprehensive income (loss)	$203,761	$182,702	$184,624

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2019	2018
Utility plant (at original cost, including construction work in progress of $591,199 and $550,466, respectively):
Electric plant	$8,811,889	$8,515,482
Natural gas plant	3,916,040	3,598,732
Common plant	1,096,649	1,027,023
Less: Accumulated depreciation and amortization	(3,236,240)	(2,832,321)
Net utility plant	10,588,338	10,308,916
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	286,975	244,444
Total other property and investments	1,943,488	1,900,957
Current assets:
Cash and cash equivalents	45,259	37,521
Restricted cash	20,887	18,041
Accounts receivable, net of allowance for doubtful accounts of $8,294 and $8,408, respectively	316,352	338,782
Unbilled revenue	224,657	205,285
Purchased gas adjustment receivable	—	9,921
Materials and supplies, at average cost	115,684	116,180
Fuel and natural gas inventory, at average cost	52,083	53,351
Unrealized gain on derivative instruments	23,626	46,507
Prepaid expenses and other	27,504	25,674
Power contract acquisition adjustment gain	9,067	6,114
Total current assets	835,119	857,376
Other long-term and regulatory assets:
Power cost adjustment mechanism	41,745	4,735
Purchased gas adjustment receivable	132,766	—
Regulatory assets related to power contracts	14,146	16,693
Other regulatory assets	673,021	773,552
Unrealized gain on derivative instruments	7,682	2,512
Power contract acquisition adjustment gain	147,530	156,597
Operating lease right-of-use asset	183,048	—
Other	92,980	77,523
Total other long-term and regulatory assets	1,292,918	1,031,612
Total assets	$14,659,863	$14,098,861

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
CAPITALIZATION AND LIABILITIES

	December 31,
	2019	2018
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	775,491	629,003
Accumulated other comprehensive income (loss), net of tax	(84,149)	(77,202)
Total common shareholder’s equity	4,000,299	3,860,758
Long-term debt:
First mortgage bonds and senior notes	4,212,000	3,764,412
Pollution control bonds	161,860	161,860
Long-term debt	1,758,100	1,961,900
Debt discount, issuance costs and other	(211,635)	(215,681)
Total long-term debt	5,920,325	5,672,491
Total capitalization	9,920,624	9,533,249
Current liabilities:
Accounts payable	325,913	480,069
Short-term debt	176,000	379,297
Current maturities of long-term debt	452,412	—
Accrued expenses:
Taxes	99,979	118,112
Salaries and wages	50,091	50,785
Interest	74,855	70,099
Unrealized loss on derivative instruments	13,428	46,661
Power contract acquisition adjustment loss	2,418	2,547
Operating lease liabilities	15,862	—
Other	107,809	79,312
Total current liabilities	1,318,767	1,226,882
Other Long-term and regulatory liabilities:
Deferred income taxes	824,720	789,297
Unrealized loss on derivative instruments	12,693	11,095
Regulatory liabilities	730,879	747,203
Regulatory liability for deferred income taxes	946,179	975,974
Regulatory liabilities related to power contracts	156,597	162,711
Power contract acquisition adjustment loss	11,728	14,146
Operating lease liabilities	174,327	—
Other deferred credits	563,349	638,304
Total long-term and regulatory liabilities	3,420,472	3,338,730
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$14,659,863	$14,098,861
The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2016	200	$—	$3,308,957	$413,468	$(33,712)	$3,688,713
Net income (loss)	—	—	—	175,194	—	175,194
Common stock dividend paid	—	—	—	(123,307)	—	(123,307)
Other comprehensive income (loss)	—	—	—	—	9,430	9,430
Balance at December 31, 2017	200	$—	$3,308,957	$465,355	$(24,282)	$3,750,030
Net income (loss)	—	—	—	235,622	—	235,622
Common stock dividend paid	—	—	—	(77,204)	—	(77,204)
Other comprehensive income (loss)	—	—	—	—	(52,920)	(52,920)
Cumulative effect of accounting change	—	—	—	5,230	—	5,230
Balance at December 31, 2018	200	$—	$3,308,957	$629,003	$(77,202)	$3,860,758
Net income (loss)	—	—	—	210,708	—	210,708
Common stock dividend paid	—	—	—	(64,220)	—	(64,220)
Other comprehensive income (loss)	—	—	—	—	(6,947)	(6,947)
Balance at December 31, 2019	200	$—	$3,308,957	$775,491	$(84,149)	$4,000,299

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net Income (Loss)	$210,708	$235,622	$175,194
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	656,323	666,432	481,969
Conservation amortization	96,571	111,714	121,216
Deferred income taxes and tax credits, net	7,475	19,457	254,524
Net unrealized (gain) loss on derivative instruments	3,574	(41,662)	30,650
AFUDC - equity	(15,802)	(17,191)	(15,027)
Production tax credit	(68,622)	(83,976)	(53,331)
Other non-cash	(4,639)	15,339	17,568
Funding of pension liability	(18,000)	(18,000)	(18,000)
Regulatory assets and liabilities	(79,233)	(71,348)	(88,875)
Purchased gas adjustment	(132,766)	—	—
Other long term assets and liabilities	(16,098)	2,695	(27,411)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	3,058	17,659	132
Materials and supplies	(6,018)	(9,177)	(625)
Fuel and natural gas inventory	1,268	(3,443)	8,266
Purchased gas adjustment	9,921	(25,972)	18,836
Prepayments and other	(1,103)	(3,679)	21,050
Accounts payable	(116,311)	117,270	26,396
Taxes payable	(18,133)	164	6,520
Other	15,163	(7,723)	13,079
Net cash provided by (used in) operating activities	527,336	904,181	972,131
Investing activities:
Construction expenditures - excluding equity AFUDC	(959,387)	(1,072,670)	(1,040,135)
Other	6,908	2,097	(195)
Net cash provided by (used in) investing activities	(952,479)	(1,070,573)	(1,040,330)
Financing Activities:
Change in short-term debt, net	(203,297)	49,834	83,700
Dividends paid	(64,220)	(77,204)	(123,307)
Proceeds from long-term debt and bonds issued	689,351	804,050	90,120
Redemption of bonds and notes	—	(600,000)	—
Other	13,893	8,513	13,151
Net cash provided by (used in) financing activities	435,727	185,193	63,664
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,584	18,801	(4,535)
Cash, cash equivalents, and restricted cash at beginning of period	55,562	36,761	41,296
Cash, cash equivalents, and restricted cash at end of period	66,146	55,562	36,761
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$328,703	$322,476	$326,798
Cash payments (refunds) for income taxes	10,616	8,303	1,649
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flow	$58,329	$97,673	$92,959
Reclassification of Colstrip from utility plant to a regulatory asset	4,163	(3,086)	(49,177)
Reclassification of hydro treasury grants to a regulatory liability	$—	$—	$95,935

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating revenue:
Electric	$2,497,041	$2,455,919	$2,420,663
Natural gas	875,371	850,748	997,759
Other	28,718	39,829	41,854
Total operating revenue	3,401,130	3,346,496	3,460,276
Operating expenses:
Energy costs:
Purchased electricity	652,560	638,775	590,030
Electric generation fuel	282,864	204,174	206,275
Residential exchange	(79,187)	(77,454)	(75,933)
Purchased natural gas	290,976	296,699	360,009
Unrealized (gain) loss on derivative instruments, net	3,574	(41,662)	30,790
Utility operations and maintenance	596,676	602,638	592,277
Non-utility expense and other	44,403	51,549	52,389
Depreciation and amortization	656,220	666,324	481,955
Conservation amortization	96,571	111,714	121,216
Taxes other than income taxes	333,858	336,603	360,673
Total operating expenses	2,878,515	2,789,360	2,719,681
Operating income (loss)	522,615	557,136	740,595
Other income (deductions):
Other income	47,766	39,847	34,867
Other expense	(9,053)	(11,201)	(14,104)
Interest charges:
AFUDC	14,559	13,695	10,826
Interest expense	(243,815)	(231,615)	(240,144)
Income (loss) before income taxes	332,072	367,862	532,040
Income tax (benefit) expense	39,148	50,700	211,986
Net income (loss)	$292,924	$317,162	$320,054

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$292,924	$317,162	$320,054
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $539, $(9,844) and $9,848, respectively	2,022	(37,030)	18,288
Amortization of treasury interest rate swaps to earnings, net of tax of $102, $102 and $171, respectively	385	385	317
Reclassification of stranded taxes to retained earnings due to tax reform	—	(27,333)	—
Other comprehensive income (loss)	2,407	(63,978)	18,605
Comprehensive income (loss)	$295,331	$253,184	$338,659

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2019	2018
Utility plant (at original cost, including construction work in progress of $591,199 and $550,466, respectively):
Electric plant	$10,671,328	$10,587,231
Natural gas plant	4,478,048	4,164,489
Common plant	1,121,568	1,052,544
Less: Accumulated depreciation and amortization	(5,682,606)	(5,495,348)
Net utility plant	10,588,338	10,308,916
Other property and investments:
Other property and investments	81,112	76,986
Total other property and investments	81,112	76,986
Current assets:
Cash and cash equivalents	44,004	35,452
Restricted cash	20,887	18,041
Accounts receivable, net of allowance for doubtful accounts of $8,294 and $8,408, respectively	319,229	346,251
Unbilled revenue	224,657	205,285
Purchased gas adjustment receivable	—	9,921
Materials and supplies, at average cost	115,684	116,180
Fuel and natural gas inventory, at average cost	50,818	52,028
Unrealized gain on derivative instruments	23,626	46,507
Prepaid expenses and other	27,504	25,674
Total current assets	826,409	855,339
Other long-term and regulatory assets:
Power cost adjustment mechanism	41,745	4,735
Purchased gas adjustment receivable	132,766	—
Other regulatory assets	673,021	773,552
Unrealized gain on derivative instruments	7,682	2,512
Operating lease right-of-use asset	183,048	—
Other	90,924	75,483
Total other long-term and regulatory assets	1,129,186	856,282
Total assets	$12,625,045	$12,097,523

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
CAPITALIZATION AND LIABILITIES

	Year Ended December 31,
	2019	2018
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,485,105	3,275,105
Retained earnings	751,193	622,844
Accumulated other comprehensive income (loss), net of tax	(188,477)	(190,884)
Total common shareholder’s equity	4,048,680	3,707,924
Long-term debt:
First mortgage bonds and senior notes	4,212,000	3,764,417
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(37,718)	(31,417)
Total long-term debt	4,336,142	3,894,860
Total capitalization	8,384,822	7,602,784
Current liabilities:
Accounts payable	325,980	480,195
Short-term debt	176,000	379,297
Current maturities of long-term debt	2,412	—
Accrued expenses:
Taxes	99,977	117,993
Salaries and wages	50,091	50,785
Interest	48,917	43,951
Unrealized loss on derivative instruments	13,428	46,661
Operating lease liabilities	15,862	—
Other	107,809	79,312
Total current liabilities	840,476	1,198,194
Other Long-term and regulatory liabilities:
Deferred income taxes	977,163	926,403
Unrealized loss on derivative instruments	12,693	11,095
Regulatory liabilities	729,614	745,880
Regulatory liability for deferred income taxes	946,936	976,582
Operating lease liabilities	174,327	—
Other deferred credits	559,014	636,585
Total long-term and regulatory liabilities	3,399,747	3,296,545
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$12,625,045	$12,097,523

The accompanying notes are an integral part of the consolidated financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2016	$85,903,791	$859	$3,275,105	$359,795	$(145,511)	$3,490,248
Net income (loss)	—	—	—	320,054	—	320,054
Common stock dividend paid	—	—	—	(227,783)	—	(227,783)
Other comprehensive income (loss)	—	—	—	—	18,605	18,605
Balance at December 31, 2017	$85,903,791	$859	$3,275,105	$452,066	$(126,906)	$3,601,124
Net income (loss)	—	—	—	317,162	—	317,162
Common stock dividend paid	—	—	—	(173,716)	—	(173,716)
Other comprehensive income (loss)	—	—	—	—	(63,978)	(63,978)
Cumulative effect of accounting change	—	—	—	27,332	—	27,332
Balance at December 31, 2018	$85,903,791	$859	$3,275,105	$622,844	$(190,884)	$3,707,924
Net income (loss)	—	—	—	292,924	—	292,924
Common stock dividend paid	—	—	—	(164,575)	—	(164,575)
Capital Contribution	—	—	210,000	—	—	210,000
Other comprehensive income (loss)	—	—	—	—	2,407	2,407
Balance at December 31, 2019	$85,903,791	$859	$3,485,105	$751,193	$(188,477)	$4,048,680

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net Income (Loss)	$292,924	$317,162	$320,054
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	656,220	666,324	481,955
Conservation amortization	96,571	111,714	121,216
Deferred income taxes and tax credits, net	20,474	30,995	210,842
Net unrealized (gain) loss on derivative instruments	3,574	(41,662)	30,790
AFUDC - equity	(15,802)	(17,191)	(15,027)
Production tax credit	(68,622)	(83,976)	(53,331)
Other non-cash	(15,154)	4,428	6,445
Funding of pension liability	(18,000)	(18,000)	(18,000)
Regulatory assets and liabilities	(79,173)	(71,348)	(88,875)
Purchased gas adjustment	(132,766)	—	—
Other long term assets and liabilities	(8,967)	16,917	(14,547)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	7,650	12,626	13,285
Materials and supplies	(6,018)	(9,177)	(625)
Fuel and natural gas inventory	1,210	(3,443)	8,266
Purchased gas adjustment	9,921	(25,972)	18,836
Prepayments and other	(1,103)	(3,679)	21,050
Accounts payable	(116,370)	117,397	26,396
Taxes payable	(18,016)	930	5,635
Other	15,371	(8,141)	12,438
Net cash provided by (used in) operating activities	623,924	995,904	1,086,803
Investing Activities:
Construction expenditures - excluding equity AFUDC	(919,271)	(1,010,506)	(963,652)
Other	6,908	2,097	241
Net cash provided by (used in) investing activities	(912,363)	(1,008,409)	(963,411)
Financing Activities
Change in short-term debt, net	(203,297)	49,834	83,700
Dividends paid	(164,575)	(173,716)	(227,783)
Investment from Parent	210,000	—	—
Proceeds from long-term debt and bonds issued	443,151	594,750	—
Redemption of bonds and notes	—	(450,000)	—
Other	14,558	9,121	15,801
Net cash provided by (used in) financing activities	299,837	29,989	(128,282)
Net increase (decrease) in cash, cash equivalents, and restricted cash	11,398	17,484	(4,890)
Cash, cash equivalents, and restricted cash at beginning of period	53,493	36,009	40,899
Cash, cash equivalents, and restricted cash at end of period	$64,891	$53,493	$36,009
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$219,665	$221,155	$224,423
Cash payments (refunds) for income taxes	19,269	18,124	3,058
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flow	$58,329	$97,673	$92,959
Reclassification of Colstrip from utility plant to a regulatory asset	4,163	(3,086)	(49,177)
Reclassification of hydro treasury grants to a regulatory liability	—	—	95,935

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

Depreciation and Amortization
The Company provides for depreciation and amortization on a straight-line basis.  Amortization is recorded for intangibles such as regulatory assets and liabilities, computer software and franchises. The annual depreciation provision stated as a percent of a depreciable electric utility plant was 3.4%, 3.3%, and 2.8% in 2019, 2018, and 2017, respectively; depreciable natural gas utility plant was 2.8%, 2.8%, and 3.4% in 2019, 2018, and 2017, respectively; and depreciable common utility plant was 7.3%, 7.1% and 8.3% in 2019, 2018, and 2017, respectively. The cost of removal is collected from PSE’s customers through depreciation expense and any excess is recorded as a regulatory liability.

Tacoma LNG Facility
In August 2015, PSE filed a proposal with the Washington Commission to develop an LNG facility at the Port of Tacoma. Currently under construction at the Port of Tacoma, the facility is expected to be operational in 2021. The Tacoma LNG facility is designed to provide peak-shaving services to PSE’s natural gas customers. By storing surplus natural gas, PSE is able to meet the requirements of peak consumption. LNG will also provide fuel to transportation customers, particularly in the marine market. On January 24, 2018, Puget Sound Clean Air Agency (PSCAA) determined a Supplemental Environmental Impact Statement (SEIS) was necessary in order to rule on the air quality permit for the facility. As a result of requiring a SEIS, the Company's construction schedule was impacted. PSE received the SEIS which concluded the LNG facility would result in a net decrease in GHG emissions providing, in part, that the natural gas for the facility was sourced from British Columbia or Alberta. On December 10, 2019, the PSCAA approved the Notice of Construction permit, a decision which has been appealed to the Washington Pollution Control Hearings Board by each of the Puyallup Tribe of Indians and nonprofit law firm Earthjustice.
Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $199.9 million and $165.6 million of construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" financial statement line item as of December 31, 2019, and December 31, 2018, respectively. Additionally, $1.2 million, $2.0 million, and $0.3 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item in 2019, 2018, and 2017, respectively. Additionally, $162.8 million and $130.8 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of December 31, 2019, and December 31, 2018, respectively, as PSE is a regulated entity.

Cash and Cash Equivalents
Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase.  The carrying amounts of cash and cash equivalents are reported at cost and approximate fair value, due to the short-term maturity.

Restricted Cash
Restricted cash amounts are primarily represent cash posted as collateral for derivative contracts as well as funds required to be set aside for contractual obligations related to transmission and generation facilities.

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

Allowance for Funds Used During Construction
AFUDC represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. The amount of AFUDC recorded in each accounting period varies depending primarily upon the level of construction work in progress and the AFUDC rate used. AFUDC is capitalized as a part of the cost of utility plant; the AFUDC debt portion is credited to interest expense, while the AFUDC equity portion is credited to other income. Cash inflow related to AFUDC does not occur until these charges are reflected in rates. The current AFUDC rate authorized by the Washington Commission for natural gas and electric utility plant additions through December 18, 2017, was 7.77%. Effective December 19, 2017, with the Washington Commission order, the new AFUDC rate authorized is 7.60%.
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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $236.5 million, $239.3 million and $257.1 million for 2019, 2018, and 2017, respectively. The Company reports the collection of such taxes on a gross basis in operation revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.
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

Allowance for Doubtful Accounts
Allowance for doubtful accounts are provided for electric and natural gas customer accounts based upon a historical experience rate of write-offs of energy accounts receivable along with information on future economic outlook.  The allowance account is adjusted monthly for this experience rate.   The allowance account is maintained until either receipt of payment or the likelihood of collection is considered remote at which time the allowance account and corresponding receivable balance are written off. The Company’s balance for allowance for doubtful accounts at December 31, 2019, and 2018, was $8.3 million and $8.4 million, respectively.

Self-Insurance
PSE is self-insured for storm damage and certain environmental contamination associated with current operations occurring on PSE-owned property.  In addition, PSE is required to meet a deductible for a portion of the risk associated with comprehensive liability, workers’ compensation claims and catastrophic property losses other than those which are storm related.  Under the December 5, 2017, Washington Commission order regarding PSE’s GRC, the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018.  Additionally, costs may only be deferred if the outage meets the Institute of Electrical and Electronics Engineers (IEEE) outage criteria for system average interruption duration index.

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

Production Tax Credit
Production Tax Credits (PTCs) represent federal income tax incentives available to taxpayers that generate energy from qualifying renewable sources during the first ten years of operation. Before the 2017 GRC, the tax savings from these credits were intended to be refunded by PSE to its customers when monetized, used on the income tax return, through its revenue requirement as initially approved by the Washington Commission. As the Company had not generated taxable income with which to monetize the credits, they had not been refunded to customers. Amounts to be refunded have been recorded as a regulatory liability with an offsetting reduction to revenue as it was intended to be refunded through the revenue requirement. A deferred tax asset and reduction to deferred tax expense were also recorded for the regulatory liability. These entries resulted in no net income impact. In connection with the GRC settlement in 2017, the Washington Commission authorized the Company to utilize the tax savings associated with the monetization of the PTCs to fund the following: (i) Colstrip Community Transition Fund, (ii) unrecovered Colstrip plant and (iii) incurred decommissioning and remediation costs for Colstrip. As PTCs will no longer be refunded to customers through the revenue requirement, a non-cash increase to revenue and deferred tax expense will be recorded as the PTCs are monetized. These entries will result in no net income impact. As of December 31, 2019 and 2018, $67.5 million and $84.0 million of PTCs were estimated to be monetized through tax filings, respectively.

Accounting for Derivatives
ASC 815, "Derivatives and Hedging" (ASC 815) requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value unless the contracts qualify for an exception.  PSE enters into derivative contracts to manage its energy resource portfolio and interest rate exposure including forward physical and financial contracts and swaps.  Some of PSE’s physical electric supply contracts qualify for the normal purchase normal sale (NPNS) exception to derivative accounting rules.  PSE may enter into financial fixed price contracts to economically hedge the variability of certain index-based contracts.  Those contracts that do not meet the NPNS exception are marked-to-market to current earnings in the statements of income, subject to deferral under ASC 980, for natural gas related derivatives due to the PGA mechanism. For additional information, see Note 10, "Accounting for Derivative Instruments and Hedging Activities" to the consolidated financial statements included in Item 8 of this report.

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
ROU assets represent the right to use an underlying asset for the lease term, and consist of the amount of the initial measurement of the lease liability, any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, and any initial direct costs incurred by the lessee. Lease liabilities represent our obligation to make lease payments arising from the lease and are measured at present value of the lease payments not yet paid, discounted using the discount rate for the lease, determined based on PSE's incremental borrowing rate, at commencement. As most of PSE's leases do not provide an implicit interest rate, PSE uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. For fleet, IT and wind farm leases, this rate is applied using a portfolio approach. The lease terms may include options to extend or terminate the lease when it is reasonably certain that PSE will exercise that option. On the statement of income, operating leases are generally accounted for under a straight-line expense model, while finance leases, which were previously referred to as capital leases, are generally accounted for under a financing model. Consistent with the previous lease guidance, however, the standard allows rate-regulated utilities to recognize expense consistent with the timing of recovery in rates.
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
These amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 as of January 1, 2019, which resulted in the recognition of right-of-use asset and lease liability financial statement line items that have not previously been recorded and are material to the consolidated balance sheets. Adoption of the standard did not have a material impact on the income statement. The financial impact as of the date of adoption was not materially different than what has been disclosed as of December 31, 2019, in Note 9, "Leases", to the consolidated financial statements included in Item 8 of this report.

Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract". These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. While the standard requires that the capitalized implementation costs be reported on the balance sheet in the same manner as a prepayment and the related amortization expense in the same expense line item on the income statement as the expense for the associated cloud computing arrangement, the Company capitalizes implementation costs associated with cloud computing arrangements as a utility plant asset and amortizes the costs in a consistent manner in accordance with FERC Docket Number AI90-1-000.
The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this update prospectively in 2019 for implementation costs incurred in hosting arrangements and application of the amendment did not have a material impact on the consolidated financial statements.

Accounting Standards Issued but Not Yet Adopted
Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The amendments in the update change how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASU 2016-13 is effective for interim and annual periods beginning on or after December 15, 2019. The Company has analyzed its financial instruments within the scope of the guidance and does not expect a material impact to the consolidated financial statements..

Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". The guidance in ASU No. 2018-13 eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The amendments in ASU No. 2018-13 add new disclosure requirements for Level 3 measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. Certain disclosures in ASU No. 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. As the amendment contemplates changes in disclosures only, it will have no material impact on the Company's results of operations, cash flows, or consolidated balance sheet.

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

(3)  Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31,
Revenue from Contracts with Customers:	2019	2018
Electric retail	$2,132,522	$2,138,008
Natural gas retail	870,457	849,898
Other	308,111	234,187
Total revenue from contracts with customers	3,311,090	3,222,093
Alternative revenue programs	(18,634)	(22,852)
Other non-customer revenue	108,674	147,255
Total operating revenue	$3,401,130	$3,346,496

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

The net regulatory assets and liabilities at December 31, 2019, and 2018, included the following:

Puget Sound Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2019	2018
Storm damage costs electric	1 to 4 years	$121,894	$118,331
Chelan PUD contract initiation	11.8 years	83,875	90,964
Environmental remediation	(a)	68,486	76,345
Lower Snake River	17.4 years	62,899	67,021
Decoupling deferrals and interest	Less than 2 years	43,509	65,779
Baker Dam licensing operating and maintenance costs	N/A	56,427	55,607
Deferred Washington Commission AFUDC	30 years	57,553	52,029
Property tax tracker	Less than 2 years	22,442	45,621
Unamortized loss on reacquired debt	2 to 48 years	40,177	42,378
Colstrip 1 & 2 Regulatory Asset	N/A	—	37,674
Energy conservation costs	(a)	25,272	30,701
Get to zero depreciation expense deferral	N/A	22,148	—
Advanced metering infrastructure	(a)	14,845	—
Generation plant major maintenance, excluding Colstrip	3 to 10 years	12,744	15,027
PGA deferral of unrealized losses on derivative instruments	N/A	—	14,739
White River relicensing and other costs	1 year	6,399	12,966
Mint Farm ownership and operating costs	5.3 years	10,318	12,319
PGA receivable	2 years	132,766	9,922
Snoqualmie licensing operating and maintenance costs	N/A	7,442	7,407
Colstrip major maintenance	0.0 years	2,929	6,841
PCA mechanism	N/A	41,745	4,735
Colstrip common property	4.4 years	3,188	3,903
Ferndale	0.0 years	—	3,316
Various other regulatory assets	(a)	10,474	14,583
Total PSE regulatory assets		$847,532	$788,208
Deferred income taxes (d)	N/A	(946,936)	(976,582)
Cost of removal	(b)	(469,922)	(424,727)
Treasury grants	18 years	(101,981)	(168,884)
Production tax credits	(c)	(85,323)	(93,616)
Gain on Sale Shuffleton	N/A	(12,483)	—
Microsoft special contract regulatory liability	N/A	(12,661)	—
Repurposed production tax credits	N/A	(23,171)	—
Accumulated provision for rate refunds	N/A	—	(34,579)
Total decoupling liability	Less than 2 years	(8,500)	(13,758)
Various other regulatory liabilities	(a)	(15,573)	(10,316)
Total PSE regulatory liabilities		(1,676,550)	(1,722,462)
PSE net regulatory assets (liabilities)		$(829,018)	$(934,254)

__________________
(a)Amortization periods vary depending on timing of underlying transactions.
(b)The balance is dependent upon the cost of removal of underlying assets and the life of utility plant.
(c)Amortize as PTCs are utilized by PSE on its tax return.
(d)For additional information, see Note 14,"Income Taxes" to the consolidated financial statements included in Item 8 of this report.

Puget Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2019	2018
Total PSE regulatory assets	(a)	$847,532	$788,208
Puget Energy acquisition adjustments:
Regulatory assets related to power contracts	6 to 33 years	14,146	16,693
Total Puget Energy regulatory assets		861,678	804,901
Total PSE regulatory liabilities	(a)	(1,676,550)	(1,722,462)
Puget Energy acquisition adjustments:
Deferred income taxes		757	608
Regulatory liabilities related to power contracts	6 to 33 years	(156,597)	(162,711)
Various other regulatory liabilities	Varies	(1,265)	(1,323)
Total Puget Energy regulatory liabilities		(1,833,655)	(1,885,888)
Puget Energy net regulatory asset (liabilities)		$(971,977)	$(1,080,987)

____________________
(a)Puget Energy’s regulatory assets and liabilities include purchase accounting adjustments under ASC 805.

If the Company determines that it no longer meets the criteria for continued application of ASC 980, the Company would be required to write-off its regulatory assets and liabilities related to those operations not meeting ASC 980 requirements. Discontinuation of ASC 980 could have a material impact on the Company's financial statements.
In accordance with guidance provided by ASC 410, “Asset Retirement and Environmental Obligations (ARO),” PSE reclassified from accumulated depreciation to a regulatory liability $469.9 million and $424.7 million in 2019 and 2018, respectively, for the cost of removal of utility plant.  These amounts are collected from PSE’s customers through depreciation rates.

General Rate Case Filing
PSE filed a GRC with the Washington Commission on June 20, 2019, requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. PSE requested a return on equity of 9.8% with an overall rate of return of 7.62%. In addition to the traditional areas of focus (revenue requirements, cost allocation, rate design and cost of capital), the Company completed an attrition study and included a portion of the attrition revenue requirement in the overall request in order address the expected regulatory lag in the rate year. Additionally, as the non-plant related excess deferred taxes that resulted from the Tax Cuts and Jobs Act (TCJA) remained outstanding from PSE’s Expedited Rate Filing (ERF) as discussed below, PSE requested in its GRC to pass back the amounts over four years. On September 17, 2019, PSE filed a supplemental filing in the GRC, which provided updates as discussed in our original filing, but did not impact the requested overall electric and natural gas rate increases, return on equity or overall rate of return as originally filed. On January 15, 2020, PSE filed rebuttal testimony which included a reduction to the requested return on equity to 9.5%, which decreased the rate of return to 7.48%. The requested rate increase for both electric and natural gas remained at 6.9% and 7.9%, respectively. For both electric and natural gas PSE did not originally request its full attrition adjustment; therefore, the decrease in return on equity led to a reduction in the electric rate increase of only $1.5 million and did not have an impact on the natural gas rate increase.
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
The 2017 GRC also re-purposed the benefit of hydro-related treasury grants to fund and recover decommissioning and remediation costs for Colstrip Units 1 and 2.

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
On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms that resolved all issues in the filing. The settlement agreement was filed on January 30, 2019. The parties agreed to a $21.5 million for natural gas and no rate increase for electric which became effective March 1, 2019. As is discussed below, these rates include the offsetting effect of passing back to customers plant related excess deferred income taxes that resulted from the TCJA, using the average rate assumption method (ARAM) amounts to arrive at the settlement rate changes.
The settlement agreement provides for the pass back of plant related excess deferred income taxes that resulted from the TCJA using the ARAM methodology based on 2018 amounts beginning March 1, 2019, in the amount of $6.1 million for natural gas customers and $25.9 million for electric customers. The settlement agreement left the determination for the regulatory treatment of the remaining items related to the TCJA, listed below, to PSE’s next GRC, filed June 20, 2019:
1)excess deferred taxes for non-plant-related book/tax differences for periods prior to March 1, 2019,
2)the deferred balance associated with the over-collection of income tax expense for the period January 1 through April 30, 2018 (the time period that encompasses the effective date of the TCJA to May 1, 2018, the effective date of the TCJA rate change); and
3)the turnaround of plant related excess deferred income taxes using the ARAM method for the period from January 2018 through February 2019, the rate effective date for the ERF.
The agreement provides that PSE may defer the depreciation expense associated with PSE’s ongoing investment in its advanced metering infrastructure (AMI) investment and may defer the return on the AMI investment that was included in the test year of the filing. The agreement preserves the parties' rights to argue whether or not these deferrals should be recovered in the Company’s 2019 GRC. The rate of return adopted in the settlement for reporting and deferral purposes is 7.49% . On February 21, 2019, the Washington Commission approved the settlement with one condition: PSE must pass back the deferred balance associated with the tax over-collection of $34.6 million for the period from January 1, 2018, through April 30, 2018, over a one-year period which began May 1, 2019.

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017, requesting deferred accounting treatment for the impacts of tax reform.  The requested deferral accounting treatment resulted in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes for GAAP purposes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35.0% to 21.0%. The overall impact of the rate change, based on the annual period from May 2018 through April 2019, is a revenue decrease of $72.9 million, or 3.4%, for electric and $23.6 million, or 2.7%, for natural gas and became effective May 1, 2018, by operation of law.
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
As a result of the Washington Commission's final order in the ERF, the excess deferred taxes associated with non-plant-related book/tax differences and the treatment of the excess deferred taxes associated with plant related book/tax differences from January 1, 2019, through February 28, 2019, was addressed in PSE’s GRC, which was filed on June 20, 2019. The Washington Commission also required in the ERF order that PSE pass back the deferred balance associated with the tax over-collection for the period from January 1, 2018, through April 30, 2018, as discussed above, over a one-year period which began May 1, 2019.

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
On December 31, 2019, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no adjustment was booked to 2019 decoupling revenue. The previously unrecognized decoupling deferrals of $0.8 million and $20.8 million at December 31, 2018, and December 31, 2016, were recognized as decoupling revenue in the year ended December 31, 2019, and December 31, 2017, respectively.

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
Effective January 1, 2017, the following graduated scale is used in the PCA mechanism:

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
For the year ended December 31, 2019, in its PCA mechanism, PSE under recovered its allowable costs by $67.2 million of which $36.0 million was apportioned to customers and $1.0 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $3.5 million for the year ended December 31, 2018, of which no amounts were apportioned to customers and accrued $0.2 million of interest on the total deferred customer balance. Power costs have been higher than the allowed base line in 2019 which has led to an increase in the PCA deferral causing a higher under-collection compared to the prior year. Actual power costs were higher than baseline rates in 2018 also but by a narrower margin, resulting in lower under-collection. Power prices increased during 2019 as compared to the prior year due to: (i) Cold weather in February and early March, which drove regional loads and demand for power up; (ii) Westcoast pipeline capacity limitations, which contributed to higher natural gas and power prices; (iii) An outage on a transmission line, which contributed to a liquidity crisis at Mid-C and resulted in high market power prices; and (iv) The relative prices of natural gas and power, which reduced the supply of natural gas-fired generation and increased the demand for market power, increasing prices.

Purchased Gas Adjustment
For the year ended December 31, 2018, PSE had a beginning PGA payable balance of $16.1 million, incurred actual natural gas costs of $319.3 million, of which $292.0 million was recovered through rates. The difference between actual and allowed costs, less interest $1.3 million, resulted in a PGA receivable of $9.9 million. For the year ended December 31, 2019, PSE had incurred actual natural gas costs of $406.2 million, of which $289.9 million was recovered through rates. The difference between actual and allowed costs, plus interest of $6.6 million, resulted in a PGA receivable of $132.8 million.
On April 25, 2019, the Washington Commission approved PSE’s request for an out-of-cycle change to PGA rates with the rate change taking effect May 1, 2019. The out-of-cycle PGA filing was needed to begin amortizing a large PGA commodity deferral balance that had grown due to higher than projected commodity costs during the 2018/19 winter. These higher than projected commodity costs were primarily due to an October 9, 2018, rupture and subsequent explosion on Westcoast Pipeline which is one of the major pipelines feeding PSE’s distribution system. The pipeline was repaired in October 2018, however supply capacity on the pipeline was limited over the 2018/19 winter leading to higher prices. February weather was also much colder than normal which also increased the demand for natural gas. The amortization period will be from May 2019 through April 2020.
On October 24, 2019, the Washington Commission approved PSE’s request for November 2019 PGA rates, with the rate change taking effect on November 1, 2019. As part of that filing, PSE requested PGA rates increase annual revenue by $17.8 million, while the new tracker rates increased by annual revenue of $100.6 million; this was in addition to continuing the collection on the remaining balance of $54.0 million from the out-of-cycle PGA. The tracker rates include deferral balances for the three separate amounts: (i) $114.4 million of under collected commodity balances deferred in February and March; (ii) a $10.8 million balance of over-collected commodity costs for the 2018 PGA, and (iii) a $4.1 million remaining balance from the $54.7 million credit to customers, caused by the 2017 over-collection, established in the 2018 tracker. The high commodity deferral balances for winter months through March 2019 were the result of three noteworthy events last winter experienced by PSE: the Enbridge pipeline rupture, unusually low temperatures in February and March, and a compressor failure in February at the Jackson Prairie storage facility. Additionally, to reduce customer impact, as part of the approved PGA filing, PSE will be collecting $114.4 million commodity deferrals and related interest over a two year period, instead of the historic one year period, from November 2019 through October 2021.

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get To Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. For the year ended December 31, 2019, PSE deferred $21.7 million of depreciation expense for GTZ. In addition to the deferral of depreciation expense, PSE had also requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the Company’s currently authorized after tax rate of return, or 6.89% per the 2018 ERF. For the year ended December 31, 2019, PSE deferred $0.5 million of carrying charges on the deferral. The GTZ accounting petition was consolidated with

PSE’s 2019 GRC and is currently being reviewed by the Washington Commission. If authorized, both the GTZ depreciation and interest on the deferral will be begin amortizing over three years in May 2020

Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the year ended December 31, 2019, PSE incurred $39.3 million in storm-related electric transmission and distribution system restoration costs, of which the Company deferred $0.4 million and $28.5 million as regulatory assets related to storms that occurred in 2018 and 2019, respectively. This compares to $25.4 million incurred in storm-related electric transmission and distribution system restoration costs for the year ended December 31, 2018, of which the Company deferred $3.3 million and $11.9 million as regulatory assets related to storms that occurred in 2017 and 2018, respectively. Under the December 5, 2017, Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

Environmental Remediation
The Company is subject to environmental laws and regulations by the federal, state and local authorities and is required to undertake certain environmental investigative and remedial efforts as a result of these laws and regulations.  The Company has been named by the Environmental Protection Agency (EPA), the Washington State Department of Ecology and/or other third parties as potentially responsible at several contaminated sites and manufactured gas plant sites.  In accordance with the guidance of ASC 450, “Contingencies,” the Company reviews its estimated future obligations and will record adjustments, if any, on a quarterly basis.  Management believes it is probable and reasonably estimable that the impact of the potential outcomes of disputes with certain property owners and other potentially responsible parties will result in environmental remediation costs of $41.8 million for natural gas and $8.7 million for electric.  The Company believes a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties or from customers under a Washington Commission order.  The Company is also subject to cost-sharing agreements with third parties regarding environmental remediation projects in Seattle, Washington and Bellingham, Washington. The Company has taken the lead for both projects, and as of December 31, 2019, the Company’s share of future remediation costs is estimated to be approximately $31.6 million. The Company's deferred electric environmental costs are $13.7 million and $14.1 million at December 31, 2019 and 2018, respectively, net of insurance proceeds. The Company's deferred natural gas environmental costs are $54.8 million and $62.2 million at December 31, 2019 and 2018, respectively, net of insurance proceeds. In the 2017 GRC, the Company had its third party recoveries and remediation costs incurred as of September 30, 2016, net of a portion of insurance, approved for amortization and inclusion in rates, effective December 19, 2017.

(5)  Dividend Payment Restrictions

The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At December 31, 2019, approximately $914.2 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.4% at December 31, 2019, and the EBITDA to interest expense was 5.3 to 1.0 for the twelve months ended December 31, 2019.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.6 to 1.0 for the twelve months ended December 31, 2019.
At December 31, 2019, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

(6)  Utility Plant

The following table presents electric, natural gas and common utility plant classified by account:

		Puget Energy		Puget Sound Energy
Utility Plant	Estimated Useful Life	December 31,		December 31,
(Dollars in Thousands)	(Years)	2019	2018	2019	2018
Distribution plant	20-65	$6,602,934	$6,122,739	$8,185,700	$7,722,024
Production plant	12-90	3,066,792	3,099,805	3,743,493	3,974,250
Transmission plant	43-75	1,463,288	1,442,854	1,571,186	1,550,950
General plant	5-75	698,275	682,976	731,279	718,105
Intangible plant (including capitalized software)[1]	3-50	735,826	662,328	726,383	652,942
Plant acquisition adjustment	N/A	242,826	242,826	282,792	282,792
Underground storage	25-60	37,511	35,404	50,963	48,874
Liquefied natural gas storage	25-60	12,628	12,628	14,498	14,498
Plant held for future use	N/A	46,233	39,384	46,385	39,536
Recoverable Cushion Gas	N/A	8,655	8,655	8,655	8,655
Plant not classified	N/A	316,923	239,857	316,923	239,857
Finance leases, net of accumulated amortization[2]	N/A	1,488	1,315	1,488	1,315
Less: accumulated provision for depreciation		(3,236,240)	(2,832,321)	(5,682,606)	(5,495,348)
Subtotal		$9,997,139	$9,758,450	$9,997,139	$9,758,450
Construction work in progress		591,199	550,466	591,199	550,466
Net utility plant		$10,588,338	$10,308,916	$10,588,338	$10,308,916
_______________________
1.Intangible assets include capitalized software and franchise agreements with useful lives ranging between 3-10 years and 10-50 years, respectively.
2.At December 31, 2019, and 2018, accumulated amortization of capital leases at Puget Energy and PSE was $1.0 million and $1.3 million, respectively.

Jointly owned generating plant service costs are included in utility plant service cost at the Company's ownership share.  The Company provides financing for its ownership interest in the jointly owned utility plants. The following tables indicate the Company’s percentage ownership and the extent of the Company’s investment in jointly owned generating plants in service at December 31, 2019.  These amounts are also included in the Utility Plant table above. The Company's share of fuel costs and operating expenses for plant in service are included in the corresponding accounts in the Consolidated Statements of Income.

Puget Energy
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Construction Work in Progress	Accumulated Depreciation
Colstrip Units 3 & 4	Coal	25.00%	$323,100	$—	$(138,827)
Frederickson 1	Natural Gas	49.85	61,820	—	(10,995)
Jackson Prairie	Natural Gas	33.34	36,837	119	(8,452)
Tacoma LNG	Natural Gas	various	—	362,684	—

Puget Sound Energy
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Construction Work in Progress	Accumulated Depreciation
Colstrip Units 3 & 4	Coal	25.00%	$582,372	$—	$(398,099)
Frederickson 1	Natural Gas	49.85	67,888	—	(17,063)
Jackson Prairie	Natural Gas	33.34	50,963	119	(22,578)
Tacoma LNG	Natural Gas	various	—	162,820	—

In June 2019, Talen, the plant operator of Colstrip 1&2, announced a plan to shut down as of December 31, 2019. The Company retired Colstrip 1&2 from Utility Plant and transferred the unrecovered plant amount of $126.5 million to regulatory assets. Consistent with the GRC settlement in 2017, monetization of the PTCs will fund the following: (i) Colstrip Community Transition Fund, (ii) unrecovered Colstrip plant and (iii) incurred decommissioning and remediation costs for Colstrip. At December 31, 2019, the unrecovered plant for Colstrip 1&2 was fully offset with PTCs.

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
The CCR rule and two new legal agreements which include a consent decree with the Sierra Club and a settlement agreement with the Sierra Club and the National Wildlife Federation in 2016 make significant changes to the Company’s Colstrip operations and those changes were reviewed by the Company and the plant operator in 2015 and 2016. PSE had previously recognized a legal obligation in 2003 under the EPA rules to dispose of coal ash material at Colstrip.
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
For the twelve months ended December 31, 2019, the Company reviewed the estimated remediation costs at Colstrip and increased the Colstrip ARO liability by $4.2 million for Colstrip Units 1 and 2 and $0.5 million for Colstrip Units 3 and 4. The 2019 increase to the Colstrip ARO liability are primarily due to accelerated timing of activities due to the closure of Colstrip Units 1 and 2 at the end of 2019. For the twelve months ended December 31, 2018, the company reduced the Colstrip ARO liability by $11.0 million for Colstrip Units 1 and 2, and increased $1.8 million for Colstrip Units 3 and 4. The 2018 change to the Colstrip ARO liability is primarily based on the plant site remedy report approved by the Montana Department of Environmental Quality. For the twelve months ended December 31, 2019 and 2018, the Company also recorded the Colstrip relief of liability of $12.4 million and $4.8 million, respectively. In addition, the Company recorded Tacoma LNG facility ARO liability of $3.0 million and $2.7 million for PSE and $4.3 million and $1.7 million for Puget LNG as of December 31, 2019 and December 31, 2018, respectively. The 2019 increase to the Tacoma LNG facility ARO liability is primarily due to continued construction of the plant.

Puget Energy and Puget Sound Energy	December 31,
(Dollars in Thousands)	2019	2018
Asset retirement obligation at beginning of the period	$182,203	$191,176
New asset retirement obligation recognized in the period	—	501
Relief of liability	(12,449)	(4,750)
Revisions in estimated cash flows	5,922	(10,512)
Accretion expense	5,677	5,788
Asset retirement obligation at end of period[1]	$181,353	$182,203
___________________
1.Asset retirement obligations include $4.3 million and $1.7 million for Puget LNG held only at PE as of December 31, 2019, and 2018, respectively.

The Company has identified the following obligations, as defined by ASC 410, “ARO,” which were not recognized because the liability for these assets cannot be reasonably estimated at December 31, 2019:
•A legal obligation under Federal Dangerous Waste Regulations to dispose of asbestos-containing material in facilities that are not scheduled for remodeling, demolition or sales. The disposal cost related to these facilities could not be measured since the retirement date is indeterminable; therefore, the liability cannot be reasonably estimated;
•An obligation under Washington state law to decommission the wells at the Jackson Prairie natural gas storage facility upon termination of the project.  Since the project is expected to continue as long as the Northwest pipeline continues to operate, the liability cannot be reasonably estimated;
•An obligation to pay its share of decommissioning costs at the end of the functional life of the major transmission lines.  The major transmission lines are expected to be used indefinitely; therefore, the liability cannot be reasonably estimated;
•A legal obligation under Washington state environmental laws to remove and properly dispose of certain under and above ground fuel storage tanks.  The disposal costs related to under and above ground storage tanks could not be measured since the retirement date is indeterminable; therefore, the liability cannot be reasonably estimated;
•An obligation to pay decommissioning costs at the end of utility service franchise agreements to restore the surface of the franchise area. The decommissioning costs related to facilities at the franchise area could not be measured since the decommissioning date is indeterminable; therefore, the liability cannot be reasonably estimated; and
•A potential legal obligation may arise upon the expiration of an existing FERC hydropower license if FERC orders the project to be decommissioned, although PSE contends that FERC does not have such authority.  Given the value of ongoing generation, flood control and other benefits provided by these projects, PSE believes that the potential for decommissioning is remote and cannot be reasonably estimated.

(7)  Long-Term Debt

The following table presents outstanding long-term debt principal amounts and due dates as of 2019 and 2018:

(Dollars in Thousands)			December 31,
Series	Type	Due	2019	2018
Puget Sound Energy:
5.500%	Promissory Note[1]	2020	$—	$2,412
7.150%	First Mortgage Bond	2025	15,000	15,000
7.200%	First Mortgage Bond	2025	2,000	2,000
7.020%	Senior Secured Note	2027	300,000	300,000
7.000%	Senior Secured Note	2029	100,000	100,000
3.900%	Pollution Control Bond	2031	138,460	138,460
4.000%	Pollution Control Bond	2031	23,400	23,400
5.483%	Senior Secured Note	2035	250,000	250,000
6.724%	Senior Secured Note	2036	250,000	250,000
6.274%	Senior Secured Note	2037	300,000	300,000
5.757%	Senior Secured Note	2039	350,000	350,000
5.795%	Senior Secured Note	2040	325,000	325,000
5.764%	Senior Secured Note	2040	250,000	250,000
4.434%	Senior Secured Note	2041	250,000	250,000
5.638%	Senior Secured Note	2041	300,000	300,000
4.300%	Senior Secured Note	2045	425,000	425,000
4.223%	Senior Secured Note	2048	600,000	600,000
3.250%	Senior Secured Note	2049	450,000	—
4.700%	Senior Secured Note	2051	45,000	45,000
*	Debt discount, issuance cost and other	*	(37,718)	(31,412)
Total PSE long-term debt			4,336,142	3,894,860
Puget Energy:
*	Fair value adjustment of PSE long-term debt	*	(173,865)	(182,372)
*	Revolving Credit Agreement	2023	24,100	11,900
*	Term Loan Agreement	2021	174,000	150,000
*	Term Loan Agreement	2022	210,000	—
6.500%	Senior Secured Note[2]	2020	—	450,000
6.000%	Senior Secured Note	2021	500,000	500,000
5.625%	Senior Secured Note	2022	450,000	450,000
3.650%	Senior Secured Note	2025	400,000	400,000
*	Debt discount, issuance cost and other	*	(52)	(1,897)
Total Puget Energy long-term debt			$5,920,325	$5,672,491
___________________
*Not Applicable.
1. 5.500% Promissory Note in the amount of $2.4 million was classified on the Balance Sheet as a current maturity of long-term debt as of August 12, 2019.
2. 6.500% Senior Secured Note in the amount of $450.0 million was classified on the Balance Sheet as a current maturity of long-term debt as of December 14,2019.

PSE's senior secured notes will cease to be secured by the pledged first mortgage bonds on the date that all of the first mortgage bonds issued and outstanding under the electric or natural gas utility mortgage indenture have been retired.  As of December 31, 2019, the latest maturity date of the first mortgage bonds, other than pledged first mortgage bonds, is December 22, 2025.

Puget Energy Long-Term Debt
On October 1, 2018, Puget Energy entered into a $150.0 million, three-year term loan agreement with a small group of banks. The agreement allows Puget Energy to borrow at either the banks' prime rate or at London Interbank Offered Rate (LIBOR) plus a spread based on credit rating. The Term Loan Agreement also includes an expansion feature, pursuant to which Puget Energy may request to increase the aggregate amount of the Term Loan Agreement, obtain incremental term loans or any combination of increases and incremental term loans in an amount up to $100.0 million. The proceeds from the term loan will be used to repay borrowings under the revolving credit facility, which carries a higher interest rate.
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

Puget Sound Energy Long-Term Debt
On August 2, 2019, PSE filed a new shelf registration statement under which it may issue, up to $1.0 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $550.0 million was available under the registration. The shelf registration will expire in August 2022.
Substantially all utility properties owned by PSE are subject to the lien of the Company’s electric and natural gas mortgage indentures.  To issue additional first mortgage bonds under these indentures, PSE’s earnings available for interest must exceed certain minimums as defined in the indentures.  At December 31, 2019, the earnings available for interest exceeded the required amount.
On March 5, 2018, PSE commenced a tender offer and related consent solicitation to purchase any and all of the outstanding $250.0 million 6.974% Series A Enhanced Junior Subordinated Notes due June 1, 2067. Holders of the notes received $1,005 per $1,000 principal amount of notes plus accrued and unpaid interest for notes tendered and accepted by the early tender payment deadline of March 16, 2018. Holders of notes tendered after the early tender payment deadline, but prior to the tender offer expiration on April 2, 2018, were to receive the tender offer consideration of $975 per $1,000 of principal amount of the notes plus accrued but unpaid interest. A total of $193.4 million in principal amount of notes were tendered by the early payment deadline and no notes were tendered after the early payment deadline. On March 20, 2018, $194.9 million was paid to the holders of the tendered notes. This amount included the principal, early tender consideration and accrued interest up to, but not including March 20, 2018.
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

On August 30, 2019, PSE issued $450.0 million of senior notes at an interest rate of 3.250%.  The notes pay interest semi-annually and are due to mature on September 15, 2049. Proceeds from the sale of the notes were used to repay outstanding short term debt under the Company’s commercial paper program.

Long-Term Debt Maturities
The principal amounts of long-term debt maturities for the next five years and thereafter are as follows:

(Dollars in Thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Maturities of:
PSE	$2,412	$—	$—	$—	$—	$4,373,860	$4,376,272
Puget Energy	450,000	674,000	660,000	24,100	—	400,000	2,208,100
Total long-term debt	$452,412	$674,000	$660,000	$24,100	$—	$4,773,860	$6,584,372

(8)  Liquidity Facilities and Other Financing Arrangements

As of December 31, 2019, and 2018, PSE had $176.0 million and $379.3 million in short-term debt outstanding, respectively.  Outside of the consolidation of PSE’s short-term debt, Puget Energy had no short-term debt outstanding in either year as borrowings under its credit facility are classified as long-term.  PSE’s weighted-average interest rate on short-term debt, including borrowing rate, commitment fees and the amortization of debt issuance costs, during 2019 and 2018 was 3.4% and 3.4%, respectively.  As of December 31, 2019, PSE and Puget Energy had several committed credit facilities that are described below.

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
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, places limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of December 31, 2019, PSE was in compliance with all applicable covenant ratios.
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
As of December 31, 2019, no amounts were drawn and outstanding under PSE's credit facility. No letters of credit were outstanding and $176.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.8 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  As of December 31, 2019, there was no outstanding balance under the Note.

Puget Energy
Credit Facility
In October 2017, Puget Energy entered into a new $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, interest rate options, financial covenant, and expansion feature remain substantially the same. On September 25, 2019, with no changes to the size, terms or conditions, the maturity of the unsecured revolving credit facility was extended for one year. The facility now matures in October 2023. As of December 31, 2019, there was $24.1 million drawn and outstanding under the facility. The Puget Energy revolving senior secured credit facility also has an expansion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
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
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of December 31, 2019, Puget Energy was in compliance with all applicable covenants.

(9)  Leases

PSE has operating leases for buildings for corporate offices and operations, real estate for operating facilities and the PSE and PLNG LNG facility, land for our wind farms, and vehicles for PSE’s fleet. The finance leases are for office printers. The leases have remaining lease terms of less than a year to 50 years. PSE's ROU assets and lease liabilities include options to extend leases when it is reasonably certain that PSE will exercise that option.
During the fourth quarter of 2019, PSE became reasonably certain to exercise an option to extend its lease at the Port of Tacoma for an additional 25 years as a result of the approval of the Notice of Construction permit for the Tacoma LNG facility. This remeasurement resulted in an increase of the Operating lease right-of-use asset and Operating lease liabilities of $14.7 million.

The components of lease cost were as follows:

Puget Energy and Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2019
Finance lease cost:
Amortization of right-of-use asset	$562
Interest on lease liabilities	40
Total finance lease cost	$602

Operating lease cost[1]	$20,639
_______________
1.Includes $1.0 million allocated to PLNG at PE related to the Port of Tacoma lease.

Supplemental cash flow information related to leases was as follows:

Puget Energy and Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$14,104
Investing cash flow for operating leases[1]	6,535
Operating cash flow for finance leases	40
Financing cash flow for finance leases	562
Non-cash disclosure upon commencement of new lease
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,976
Right-of-use assets obtained in exchange for new finance lease liabilities	745
Non-cash disclosure upon modification of existing lease
Modification of operating lease right-of-use assets	$14,712
_______________
1 Includes $1.0 million allocated to PLNG at PE related to the Port of Tacoma lease.

Supplemental balance sheet information related to leases was as follows:

Puget Sound Energy
(Dollars in Thousands)	At December 31,
Operating Leases	2019
Operating lease right-of-use asset	$183,048

Operating leases liabilities current	15,862
Operating lease liabilities long-term	174,327
Total Operating lease liabilities:	$190,189

Finance Leases
Common Plant	$1,488

Other current liabilities	669
Other deferred credits	811
Total finance lease liabilities	$1,480

Weighted Average Remaining Lease Term
Operating leases	19.24 Years
Finance leases	2.76 Years

Weighted Average Discount Rate
Operating leases	3.59%
Finance leases	2.98%

The following tables summarize the Company’s estimated future minimum lease payments as of December 31, 2019, and December 31, 2018, respectively:

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2020	$22,500	$643
2021	22,527	508
2022	21,856	279
2023	21,415	98
2024	20,690	—
Thereafter	160,410	—
Total lease payments	$269,398	$1,528
Less imputed interest	(79,209)	(48)
Total net present value	$190,189	$1,480

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2019	$20,635	$495
2020	20,704	446
2021	20,630	311
2022	20,202	82
2023	19,223	—
Thereafter	132,889	—
Total lease payments	$234,283	$1,334

PSE adopted ASU 2016-02 and elected the modified transition method practical expedient. Consequently, comparative period disclosures are presented in accordance with ASC 840. For further details see Note 2, "New Accounting Pronouncements" to the consolidated financial statements included in Item 8 of this report. Operating lease expense, which includes both cancellable and non-cancellable leases, net of sublease receipts are presented in the following table.

(Dollars in Thousands)	Operating Lease Expense
Year Ended December 31,
2018	$34,093
2017	35,198

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
The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	Volumes (millions)		Assets[1]		Liabilities²
	2019	2018	2019	2018	2019	2018
Electric portfolio derivatives	*	*	$19,933	$33,287	$17,504	$27,284
Natural gas derivatives (MMBtus)[3]	316	337	11,375	15,732	8,617	30,472
Total derivative contracts			$31,308	$49,019	$26,121	$57,756
Current			23,626	46,507	13,428	46,661
Long-term			7,682	2,512	12,693	11,095
Total derivative contracts			$31,308	$49,019	$26,121	$57,756
__________
1.Balance sheet classification: Current and Long-term Unrealized gain on derivative instruments.
2.Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.
3.All fair value adjustments on derivatives relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations,” due to the PGA mechanism. The net derivative asset or liability and offsetting regulatory liability or asset are related to contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.
*Electric portfolio derivatives consist of electric generation fuel of 229.3 million One Million British Thermal Units (MMBtus) and purchased electricity of 10.4 million megawatt hours (MWhs) at December 31, 2019, and 194.8 million MMBtus and 6.6 million MWhs at December 31, 2018.

It is the Company's policy to record all derivative transactions on a gross basis at the contract level without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: WSPP, Inc. (WSPP) agreements, which standardize physical power contracts; International Swaps and Derivatives Association (ISDA) agreements, which standardize financial natural gas and electric contracts; and North American Energy Standards Board (NAESB) agreements, which standardize physical natural gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as the right of set-off in the event of counterparty default. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount. For further details regarding the fair value of derivative instruments, see Note 11, "Fair Value Measurements", to the consolidated financial statements included in Item 8 of this report.

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
December 31, 2019
(Dollars in Thousands)	Gross Amount Recognized in the Consolidated Balance Sheet[1]	Gross Amounts Offset in the Consolidated Balance Sheet	Net of Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Commodity Contracts[2]	Cash Collateral Received/Pledged	Net Amount
Assets:
Energy derivative contracts	$31,308	$—	$31,308	$(14,922)	$—	$16,386
Liabilities:
Energy derivative contracts	26,121	—	26,121	(14,922)	2,000	13,199

Puget Energy and Puget Sound Energy
December 31, 2018
(Dollars in Thousands)	Gross Amount Recognized[1]	Gross Amounts Offset in the Consolidated Balance Sheet	Net of Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Commodity Contracts[2]	Cash Collateral Received/Pledged	Net Amount
Assets
Energy Derivative Contracts	$49,019	$—	$49,019	$(25,388)	$—	$23,631
Liabilities
Energy Derivative Contracts	57,756	—	57,756	(25,388)	—	32,368

__________
1.All Derivative Contract deals are executed under ISDA, NAESB and WSPP Master Netting Agreements with Right of set-off.
2.Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.

The following tables present the effect and locations of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Year Ended December 31,
(Dollars in Thousands)	Location	2019	2018	2017
Interest rate contracts[1]:
	Non-hedged interest rate swap (expense) income	$—	$—	$28
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	16,970	23,186	(32,492)
Realized	Electric generation fuel	10,828	26,222	(23,195)
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(20,544)	18,476	1,702
Realized	Purchased electricity	48,686	12,240	(17,873)
Total gain (loss) recognized in income on derivatives		$55,940	$80,124	$(71,830)
_______________
1.Interest rate swap contracts were held at Puget Energy, and matured January 2017.

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of December 31, 2019, approximately 95.0% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 5.0% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against unrealized gain (loss) positions. As of December 31, 2019, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of December 31, 2019, PSE had cash posted as collateral of $14.8 million related to contracts executed on the ICE platform. Also, as of December 31, 2019, PSE has a $1.0 million letter of credit posted as collateral as a condition of transacting on the ICE NGX exchange. PSE did not trigger any collateral requirements with any of its counterparties during the twelve months ended December 31, 2019, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy	December 31,
(Dollars in Thousands)	2019			2018
Contingent Feature	Fair Value[1] Liability	Posted Collateral	Contingent Collateral	Fair Value[1] Liability	Posted Collateral	Contingent Collateral
Credit rating[2]	$6,110	$—	$6,110	$574	$—	$574
Requested credit for adequate assurance	5,253	—	—	18,495	—	—
Forward value of contract[3]	—	14,827	N/A	—	—	—
Total	$11,363	$14,827	$6,110	$19,069	$—	$574
_______________
1.Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.
2.Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.
3.Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $51.5 million and $49.5 million at December 31, 2019, and 2018, respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		December 31, 2019		December 31, 2018
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$5,512,225	$7,004,316	$5,510,591	$6,443,742
Long-term debt (variable-rate), net of discount	2	408,100	408,100	161,900	161,900
Total		$5,920,325	$7,412,416	$5,672,491	$6,605,642

Puget Sound Energy		December 31, 2019		December 31, 2018
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,336,142	$5,571,818	$3,894,860	$4,574,611
Total		$4,336,142	$5,571,818	$3,894,860	$4,574,611
_______________
1.The carrying value includes debt issuances costs of $24.1 million and $26.1 million for December 31, 2019, and 2018, respectively, which are not included in fair value.
2.The carrying value includes debt issuances costs of $24.4 million and $24.6 million for December 31, 2019, and 2018, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Fair Value			Fair Value
	December 31, 2019			December 31, 2018
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric Derivative Instruments	$19,282	$651	$19,933	$28,765	$4,522	$33,287
Gas Derivative Instruments	9,852	1,523	11,375	12,247	3,485	15,732
Total derivative assets	$29,134	$2,174	$31,308	$41,012	$8,007	$49,019
Liabilities:
Electric Derivative Instruments	$13,474	$4,030	$17,504	$24,124	$3,160	$27,284
Gas Derivative Instruments	8,376	241	8,617	28,660	1,812	30,472
Total derivative liabilities	$21,850	$4,271	$26,121	$52,784	$4,972	$57,756

Puget Energy and Puget Sound Energy	Year Ended December 31,
Level 3 Roll-Forward Net Asset(Liability)	2019			2018			2017
(Dollars in Thousands)	Electric	Natural Gas	Total	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$1,362	$1,673	$3,035	$1,098	$1,923	$3,021	$972	$625	$1,597
Changes during period
Realized and unrealized energy derivatives:
Included in earnings[1]	3,558	—	3,558	34,604	—	34,604	2,781	—	2,781
Included in regulatory assets / liabilities	—	3,151	3,151	—	6,075	6,075	—	6,346	6,346
Settlements[2]	(11,265)	(4,708)	(15,973)	(33,067)	(7,197)	(40,264)	(6,549)	(6,372)	(12,921)
Transferred into Level 3	4,390	(398)	3,992	(1,987)	—	(1,987)	523	(553)	(30)
Transferred out Level 3	(1,424)	1,564	140	714	872	$1,586	3,371	1,877	$5,248
Balance at end of period	$(3,379)	$1,282	$(2,097)	$1,362	$1,673	$3,035	$1,098	$1,923	$3,021

__________________
1.Income Statement classification: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(3.2) million, $1.1 million and $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
2.The Company had no purchases, sales or issuances during the reported periods.

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
In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month and reported in the Level 3 Roll-forward table above. The Company did not have any transfers between Level 2 and Level 1 during the years ended December 31, 2019, 2018, and 2017. The Company does periodically transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances the Company uses a more liquid price point and performs a 15-month regression against the illiquid locations to serve as a proxy for market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs.
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts.
Below are the forward price ranges for the Company's commodity contracts, as of December 31, 2019:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted
Electricity	$651	$4,030	Discounted cash flow	Power Prices (per MWh)	$9.00	$43.85	$33.99
Natural Gas	$1,523	$241	Discounted cash flow	Natural Gas Prices (per MMBtu)	$1.25	$3.18	$2.47
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At December 31, 2019, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $2.5 million.

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
Puget Energy evaluated the triggering event criteria in ASC 360 during 2019 and determined there was no indication of impairment of its power purchase contracts. During 2018, decreases in forward power prices and decreases in forecasted revenue and cost estimates indicated the carrying value of Puget Energy’s power purchase contracts may not have been recoverable. Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets. In 2018, the following impairments were recorded to the Company's intangible asset contracts, with corresponding reductions to the regulatory liability as follows:

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
Below are significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value in 2019 and 2018:

Puget Energy
Valuation Date	Contract	Unobservable Input	Low	High	Average
March 31, 2018	Wells Hydro	Power prices (per MWh)	$9.69	$25.30	$17.50
		Power contract costs per quarter (in thousands)	4,126	4,126	4,126

(12)  Employee Investment Plans

The Company's Investment Plan is a qualified employee 401(k) plan, under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options.  PSE’s contributions to the employee Investment Plan were $21.7 million, $20.7 million and $19.2 million for the years 2019, 2018, and 2017, respectively.  The employee Investment Plan eligibility requirements are set forth in the plan documents.
Non-represented employees and United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry (UA) represented employees hired before January 1, 2014, and International Brotherhood of Electrical Workers Local Union 77 (IBEW) represented employees hired before December 12, 2014, have the following company contributions:
1.For employees under the Cash Balance retirement plan formula, PSE will match 100% of an employee's contribution up to 6.0% of plan compensation each paycheck, and will make an additional year-end contribution equal to 1.0% of base pay.
2.For employees grandfathered under the Final Average Earning retirement plan formula, PSE will match 55.0% of an employee’s contribution up to 6.0% of plan compensation each paycheck.
Non-represented and UA-represented employees hired on or after January 1, 2014 along with IBEW-represented employees hired on or after December 12, 2014, will have access to the 401(k) plan. The two contribution sources from PSE are below:
1. 401(k) Company Matching: For non-represented, UA-represented and IBEW-represented employees PSE will match: 100% match on the first 3.0% of pay contributed and 50.0% match on the next 3.0% of pay contributed, such that an employee who contributes 6.0% of pay will receive 4.5% of pay in company match. Company matching will be immediately vested.
2.Company Contribution: For UA-represented employees will receive an annual company contribution of 4.0% of eligible pay placed in the Cash Balance retirement plan. Non-represented and IBEW-represented employees will receive an annual company contribution of 4.0% of eligible pay, placed either in the Investment Plan 401(k) plan or in PSE’s Cash Balance retirement plan. Non-represented and IBEW-represented employees will make a one-time election within 30 days of hire and direct that PSE put the 4.0% contribution either into the 401(k) plan or into an account in the Cash Balance retirement plan. The Company's 4.0% contribution will vest after three years of service.

(13)  Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  Starting with January 1, 2014, all UA represented employees will receive annual pay contributions of 4.0% of eligible pay each year in the cash balance formula plan of the defined benefit pension. Starting January 1, 2014, for non-represented employees, and December 12, 2014 for employees represented by the IBEW, participants will receive annual employer contributions of 4.0% of eligible pay each year in the cash balance formula of the defined benefit pension or 401k plan account. Those employees receiving contributions in the cash balance formula plan also receive interest credits, which are at least 1.0% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, they will have annuity and lump sum options for distribution. PSE also has a non-qualified Supplemental Executive Retirement Plan (SERP) for certain key senior management employees that closed to new participants in 2019. PSE has an officer restoration benefit for new officers who join PSE or are promoted beginning in 2019, such that company contributions under PSE’s applicable tax-qualified plan, which otherwise would have been earned if not for IRS limitations, are credited to an account with the Deferred Compensation Plan.
In addition to providing pension benefits, PSE provides legacy group health care and life insurance benefits (Other Benefits) for certain retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums, paid primarily by retirees, are based on the benefits provided during the prior year. On June 11, 2019, the Welfare Benefits Committee approved the termination of the Plan effective December 31, 2019, and the creation of a Retiree Health Reimbursement Account (HRA) Plan effective January 1, 2020. No eligible individual may become a participant or covered dependent in the Plan on or after January 1, 2020, and no benefits will be payable under insurance contracts or the Plan on or after January 1, 2020. Effective January 1, 2020, assets in the 401(h) account will be allocated to the Retiree HRA instead of the Plan to cover the Company's portion of premiums for health benefits for retiree and their beneficiaries.
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
The following tables summarize the Company’s change in benefit obligation, change in plan assets and amounts recognized in the Statements of Financial Position for the years ended December 31, 2019, and 2018:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of period	$677,643	$700,481	$55,708	$55,754	$10,636	$11,454
Amendments	—	—	—	1,446	9,049	—
Service cost	22,656	22,757	1,023	847	61	69
Interest cost	28,913	27,303	2,314	2,120	410	444
Curtailment Loss / (Gain)	—	—	—	—	(7,486)	—
Actuarial loss (gain)	84,272	(29,067)	6,756	1,122	(287)	(379)
Benefits paid	(36,740)	(42,662)	(2,801)	(5,581)	(982)	(1,037)
Medicare part D subsidy received	—	—	—	—	226	85
Administrative expense	(2,439)	(1,169)	—	—	—	—
Benefit obligation at end of period	$774,305	$677,643	$63,000	$55,708	$11,627	$10,636

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Change in plan assets:
Fair value of plan assets at beginning of period	$640,242	$704,360	$—	$—	$5,960	$7,138
Actual return on plan assets	133,939	(38,379)	—	—	1,006	(395)
Employer contribution	18,000	18,000	2,801	5,581	305	254
Benefits paid	(36,740)	(42,662)	(2,801)	(5,581)	(982)	(1,037)
Administrative expense	(2,399)	(1,077)	—	—	—	—
Fair value of plan assets at end of period	$753,042	$640,242	$—	$—	$6,289	$5,960
Funded status at end of period	$(21,263)	$(37,401)	$(63,000)	$(55,708)	$(5,338)	$(4,676)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Amounts recognized in Consolidated Balance Sheet consist of:
Noncurrent assets	$—	$—	$—	$—	$—	$—
Current liabilities	—	—	(22,604)	(6,249)	(308)	(332)
Noncurrent liabilities	(21,263)	(37,401)	(40,396)	(49,459)	(5,030)	(4,344)
Net assets (liabilities)	$(21,263)	$(37,401)	$(63,000)	$(55,708)	$(5,338)	$(4,676)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$774,305	$677,643	$63,000	$55,708	$11,627	$10,636
Accumulated benefit obligation	762,838	668,469	59,988	51,031	11,604	10,557
Fair value of plan assets	753,042	640,242	—	—	6,289	5,960

The following tables summarize Puget Energy's and PSE's pension benefit amounts recognized in AOCI for the years ended December 31, 2019, and 2018:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$94,319	$94,929	$15,003	$9,612	$(197)	$(2,564)
Prior service cost (credit)	(3,884)	(5,863)	1,276	1,607	—	—
Total	$90,435	$89,066	$16,279	$11,219	$(197)	$(2,564)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$217,502	$229,819	$16,473	$11,450	$(364)	$(3,857)
Prior service cost (credit)	(3,086)	(4,659)	1,276	1,609	—	—
Total	$214,416	$225,160	$17,749	$13,059	$(364)	$(3,857)

The following tables summarize Puget Energy's and PSE's net periodic benefit cost for the years ended December 31, 2019, 2018, and 2017.

Puget Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$22,656	$22,757	$20,081	$1,023	$847	$913	$61	$69	$72
Interest cost	28,913	27,303	28,373	2,314	2,120	2,285	410	444	500
Expected return on plan assets	(50,249)	(50,202)	(47,784)	—	—	—	(393)	(472)	(461)
Amortization of prior service cost (credit)	(1,980)	(1,980)	(1,980)	331	1,580	42	—	—	—
Amortization of net loss (gain)	1,151	2,187	—	1,365	42	1,077	(374)	(335)	(402)
Net periodic benefit cost	$491	$65	$(1,310)	$5,033	$4,589	$4,317	$(296)	$(294)	$(291)

Puget Sound Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$22,656	$22,757	$20,081	$1,023	$847	$913	$61	$69	$72
Interest cost	28,913	27,303	28,373	2,314	2,120	2,285	410	444	500
Expected return on plan assets	(50,267)	(50,240)	(47,862)	—	—	—	(393)	(472)	(461)
Amortization of prior service cost (credit)	(1,573)	(1,573)	(1,573)	333	44	44	—	—	—
Amortization of net loss (gain)	12,877	14,917	13,048	1,733	2,069	1,565	(562)	(556)	(641)
Net periodic benefit cost	$12,606	$13,164	$12,067	$5,403	$5,080	$4,807	$(484)	$(515)	$(530)

The following tables summarize Puget Energy's and PSE's benefit obligations recognized in other comprehensive income (OCI) for the years ended December 31, 2019, and 2018:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$541	$59,422	$6,756	$1,122	$(900)	$488
Amortization of net (loss) gain	(1,151)	(2,187)	(1,365)	(1,580)	374	335
Settlements, mergers, sales, and closures	—	—	—	(619)	2,892	—
Prior service cost (credit)	—	—	—	1,446	—	—
Amortization of prior service (cost) credit	1,980	1,980	(331)	(42)	—	—
Total change in other comprehensive income for year	$1,370	$59,215	$5,060	$327	$2,366	$823

Puget Sound Energy	Qualified Pension Benefit		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2019	2018	2019	2018	2019	2018
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$559	$59,460	$6,756	$1,122	$(900)	$488
Amortization of net (loss) gain	(12,877)	(14,917)	(1,733)	(2,069)	562	556
Settlements, mergers, sales, and closures	—	—	—	(737)	3,832	—
Prior service cost (credit)	—	—	—	1,446	—	—
Amortization of prior service (cost) credit	1,573	1,573	(333)	(44)	—	—
Total change in other comprehensive income for year	$(10,745)	$46,116	$4,690	$(282)	$3,494	$1,044

The estimated net (loss) gain and prior service cost (credit) for the pension plans that will be amortized from AOCI into net periodic benefit cost in 2020 by PSE include a $18.6 million net loss and a $1.6 million credit, respectively.  The estimated net (loss) gain and prior service cost (credit) for the SERP that will be amortized from AOCI into net periodic benefit cost in 2020 is a $2.6 million net loss and a $0.3 million net loss, respectively.  The estimated net (loss) gain and prior service cost (credit) for the other postretirement plans that will be amortized from AOCI into net periodic benefit cost in 2020 is a net loss of $0.2 million. For Puget Energy, the overall amounts expected to be amortized from AOCI into net period benefit cost in 2020 is a net loss of $8.4 million.
The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2020, are expected to be at least $18.0 million, $22.6 million and $0.1 million, respectively.

Assumptions
In accounting for pension and other benefit obligations and costs under the plans, the following weighted-average actuarial assumptions were used by the Company:

	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
Benefit Obligation Assumptions	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	3.35%	4.40%	4.00%	3.35%	4.40%	4.00%	3.35%	4.40%	4.00%
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Medical trend rate[1]	—	—	—	—	—	—	N/A	7.60	6.80
Benefit Cost Assumptions
Discount rate	4.40	4.40	4.50	4.40	4.40	4.50	4.40	4.40	4.50
Return on plan assets	7.50	7.50	7.45	—	—	—	7.00	7.00	6.75
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Medical trend rate[1]	—	—	—	—	—	—	N/A	7.60	9.50
________________________
1.As of December 31,2019, PSE terminated the previous group retiree medical plan and created an HRA. As a result, medical inflation is no longer applicable in accounting for the related benefit obligation.

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
Puget Energy’s pension and other postretirement benefits income or costs depend on several factors and assumptions, including plan design, timing and amount of cash contributions to the plan, earnings on plan assets, discount rate, expected long-term rate of return, and mortality trends.  Changes in any of these factors or assumptions will affect the amount of income or expense that Puget Energy records in its financial statements in future years and its projected benefit obligation.  Puget Energy has selected an expected return on plan assets based on a historical analysis of rates of return and Puget Energy’s investment mix, market conditions, inflation and other factors.  As required by merger accounting rules, market-related value was reset to market value effective with the merger.
The discount rates were determined by using market interest rate data and the weighted-average discount rate from Citigroup Pension Liability Index Curve.  The Company also takes into account in determining the discount rate the expected changes in market interest rates and anticipated changes in the duration of the plan liabilities.

Plan Benefits
The expected total benefits to be paid during the next five years and the aggregate total to be paid for the five years thereafter are as follows:

(Dollars in Thousands)	2020	2021	2022	2023	2024	2025-2029
Qualified Pension total benefits	$45,000	$45,200	$46,200	$47,900	$48,800	$253,400
SERP Pension total benefits	22,604	1,940	5,792	3,663	6,290	21,283
Other Benefits total with Medicare Part D subsidy	843	826	972	937	901	4,053
Other Benefits total without Medicare Part D subsidy	1,055	1,007	972	937	901	4,053

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

The following table sets forth by level, within the fair value hierarchy, the qualified pension plan as of December 31, 2019, and 2018:

	Recurring Fair Value Measures			Recurring Fair Value Measures
	December 31, 2019			December 31, 2018
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Mutual Funds	$91,658	$—	$91,658	$103,661	$—	$103,661
Common Stock	224,146	—	224,146	177,949	—	177,949
Government Securities	34,916	—	34,916	—	—	—
Corporate Bonds	—	—	—	—	—	—
Cash and cash equivalents	—	150	150	—	702	702
Subtotal	$350,720	$150	$350,870	$281,610	$702	$282,312
Investments measured at NAV[1]			401,668			356,586
Net (payable) receivable			505			1,345
Total assets			$753,043			$640,243

________________________
1.In accordance with ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)", certain investments that are measured at NAV per share (or its equivalent) are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the statement of net assets available for benefits. Investments measured at NAV primarily consist of common/collective trust funds and two partnerships held as of December 31, 2019, and 2018.
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

The following table sets forth by level, within the fair value hierarchy, the Other Benefits plan assets which consist of insurance benefits for retired employees, at fair value:

	Recurring Fair Value Measures			Recurring Fair Value Measures
	December 31, 2019			December 31, 2018
(Dollars in Thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Mutual fund[1]	$6,201	$—	$6,201	$5,910	$—	$5,910
Investments measured at NAV[2]			88			50
Total assets			$6,289			$5,960
________________
1.This is a publicly traded balanced mutual fund.  The fund seeks regular income, conservation of principal, and an opportunity for long-term growth of principal and income.  The fair value is determined by taking the number of shares owned by the plan, and multiplying by the market price as of December 31, 2019, and 2018.
2.In accordance with ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)", certain investments are measured at NAV per share (or its equivalent) are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the statement of net assets available for benefits. Investments measured at NAV consist of a common/collective trust fund as of December 31, 2019, and 2018.

(14)  Income Taxes

The details of income tax (benefit) expense are as follows:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2019	2018	2017
Charged to operating expenses:
Current:
Federal	$9,424	$10,382	$1,127
State	164	263	17
Deferred:
Federal	7,357	19,451	254,420
State	128	(4)	(421)
Total income tax expense	$17,073	$30,092	$255,143

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2019	2018	2017
Charged to operating expenses:
Current:
Federal	$18,093	$19,283	$1,127
State	570	438	17
Deferred:
Federal	20,485	30,979	210,842
State	—	—	—
Total income tax expense	$39,148	$50,700	$211,986

The following reconciliation compares pre-tax book income at the federal statutory rate of 21.0% in 2019 and 2018 and 35.0% in 2017 to the actual income tax expense in the Statements of Income:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2019	2018	2017
Income taxes at the statutory rate	$47,834	$55,800	$148,847
Increase (decrease):
Utility plant differences[1]	$(23,025)	$(25,871)	$—
AFUDC, net	(4,462)	(4,173)	(4,506)
Executive compensation	2,596	4,439	—
Treasury grant amortization	(7,870)	(4,861)	(9,537)
Tax reform	—	—	117,185
Other–net	2,000	4,758	3,154
Total income tax expense	$17,073	$30,092	$255,143
Effective tax rate	7.5%	11.3%	60.0%

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2019	2018	2017
Income taxes at the statutory rate	$69,735	$77,251	$185,430
Increase (decrease):
Utility plant differences[1]	$(23,025)	$(25,871)	$—
AFUDC, net	(4,462)	(4,173)	(4,506)
Executive Compensation	2,596	4,439	—
Treasury grant amortization	(7,870)	(4,861)	(9,537)
Tax reform	—	—	36,328
Other–net	2,174	3,915	4,271
Total income tax expense	$39,148	$50,700	$211,986
Effective tax rate	11.8%	13.8%	40.0%
_______________
1.Utility plant differences include the reversal of excess deferred taxes using the average rate assumption method in the amount of $27.6 million and $29.8 million in 2019, and 2018, respectively.

The Company’s net deferred tax liability at December 31, 2019, and 2018, is composed of amounts related to the following types of temporary differences:

Puget Energy	At December 31,
(Dollars in Thousands)	2019	2018
Utility plant and equipment	$1,943,730	$1,998,721
Other deferred tax liabilities	133,440	113,051
Subtotal deferred tax liabilities	2,077,170	2,111,772
Net operating loss carryforward	(238,869)	(224,885)
Net regulatory liability for income taxes	(946,179)	(975,974)
Production tax credit carryforward	(67,402)	(121,616)
Subtotal deferred tax assets	(1,252,450)	(1,322,475)
Total net deferred tax liabilities	$824,720	$789,297

Puget Sound Energy	At December 31,
(Dollars in Thousands)	2019	2018
Utility plant and equipment	$1,943,730	$1,998,721
Other, net deferred tax liabilities	47,774	25,880
Subtotal deferred tax liabilities	1,991,504	2,024,601
Net regulatory liability for income taxes	(946,936)	(976,582)
Production tax credit carryforward	(67,405)	(121,616)
Subtotal deferred tax assets	(1,014,341)	(1,098,198)
Total net deferred tax liabilities	$977,163	$926,403

The Company calculates its deferred tax assets and liabilities under ASC 740, “Income Taxes” (ASC 740).  ASC 740 requires recording deferred tax balances, at the currently enacted tax rate, on assets and liabilities that are reported differently for income tax purposes than for financial reporting purposes.  The utilization of deferred tax assets requires sufficient taxable income in future years.  ASC 740 requires a valuation allowance on deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.  PSE’s PTC carryforwards expire from 2033 through 2036.  Puget Energy’s net operating loss carryforwards expire from 2027 through 2037. Net operating losses generated in 2018 and thereafter have no expiration date. No valuation allowance has been provided for PTC or net operating loss carryforwards.

Federal Income Tax Law Changes
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
Under GAAP, specifically ASC Topic 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted and deferred tax assets and liabilities are to be re-measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. For PSE, the change in deferred taxes is recorded as either an offset to a regulatory asset or liability and is subject to approval by the Washington Commission. For Puget Energy, the change in deferred taxes is recorded as an adjustment to Puget Energy’s income tax expense, which decreased Puget Energy’s net income.
Upon enactment of the TCJA, the Company re-measured its deferred tax assets and liabilities based upon the TCJA’s 21.0% percent corporate federal income tax rate. The corporate tax rate change for PSE is captured in the deferred tax balance with an offset to the regulatory liability for deferred income taxes. The balance of the regulatory deferred tax account at the beginning of 2017, before tax reform, was a $71.5 million asset. As a result of tax reform, the balance was a liability of $1,012.3 million. Since PSE is in a net regulatory liability position with respect to these income tax matters, PSE netted the regulatory asset for deferred income taxes against the regulatory liability for deferred income taxes. Under the normalization requirements continued by the TCJA, $919.8 million of the net regulatory liability related to certain accelerated tax depreciation benefits is to be reversed over the remaining lives of the related assets using ARAM. The remainder of the net regulatory liability of $91.9 million is available for PSE and the Washington Commission regulatory process to determine how the amounts will be refunded to customers. PSE requested to delay the impact of tax reform in an accounting petition which was filed with the Washington Commission on December 29, 2017. For further details regarding PSE's ERF and Accounting Petition, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report. In 2019 and 2018, the Company reversed excess deferred taxes for plant-related items using ARAM in the amount of $27.6 million and $29.8 million, respectively.
The impact of the TCJA to income tax expense as of December 31, 2017, was $36.3 million of which $3.0 million relates to deferred tax balances that are not subject to regulatory treatment. In addition, $33.3 million relates to the revaluation of the deferred tax for regulatory liability on PTC balances. The regulatory liability owed to customers for PTCs, which previously reduced revenue upon generation of the PTCs, was also revalued at the new rate of 21.0%. The change in the liability owed to customers for PTCs increased revenue by $51.2 million, which increased tax expense by $17.9 million, to reverse the initial deferral. The changes in the deferred tax and the liability owed to customers for PTCs had no impact on net income. Incrementally, Puget Energy increased its tax expense by $80.9 million primarily due to the revaluation of Puget Energy's net deferred tax asset on its net operating loss carryforward.
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

Unrecognized Tax Benefits
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
As of December 31, 2019, and 2018, the Company had no material unrecognized tax benefits.  As a result, no interest or penalties were accrued for unrecognized tax benefits during the year.
The Company has open tax years from 2016 through 2019. The Company classifies interest as interest expense and penalties as other expense in the financial statements.

(15)  Litigation

From time to time, the Company is involved in litigation or legislative rulemaking proceedings relating to its operations in the normal course of business.  The following is a description of pending proceedings that are material to PSE’s operations:

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4. In March 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. In July 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court in September 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and Talen Energy Corporation (Talen), agreed to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana no later than July 1, 2022. Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. Additionally, PSE has accelerated the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027. The GRC also repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4.
Consistent with a June 2019 announcement, Talen permanently shut down Units 1 and 2 at the end of the year due to operational losses associated with the Units. Colstrip Units 1 and 2 were retired effective December 31, 2019. The Washington Clean Energy Transition Act requires the Washington Commission to provide recovery of the investment, decommissioning, and remediation costs associated with the facilities that are not recovered through the repurposed PTC's and hydro-related treasury grants. The full scope of decommissioning activities and costs may vary from the estimates that are available at this time.
On December 10, 2019, PSE announced its intention to sell its interest in Colstrip Unit 4 to NorthWestern Energy for $1. Under this agreement, PSE would retain its obligation to fund 25% of the environmental remediation and decommissioning costs associated with Unit 4 during PSE's operation. The agreement is subject to approval by the Washington Commission and the Montana Public Service Commission. Additionally, PSE has agreed to enter into a power purchase agreement with NorthWestern Energy for 90 MW through 2025 to facilitate the transition, and sell a portion of its dedicated Colstrip transmission system, conditioned upon regulatory approval. PSE expects external parties to intervene on the contingent purchase agreement for Colstrip Unit 4. For accounting purposes, management has evaluated the applicable held for sale criteria as of December 31, 2019, and determined that these criteria were not met. As such, Unit 4 is classified as Electric Utility Plant on the balance sheet, see Note 6, "Utility Plant," to the consolidated financial statements included in Item 8 of this report.

Regional Haze Rule
In January 2017, the EPA published revisions to the Regional Haze Rule. Among other things, these revisions delayed new Regional Haze review from 2018 to 2021, however the end date will remain 2028. In January 2018, the EPA announced that it was reconsidering certain aspects of these revisions and PSE is unable to predict the outcome. Challenges to the 2017 Regional Haze Revision Rule are pending in abeyance in the U.S. Court of Appeals for the D.C. Circuit, pending resolution of the EPA’s reconsideration of the rule.

Clean Air Act 111(d)/EPA Affordable clean Energy Rule
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
In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule, pursuant to Section 111(d) of the Clean Air Act.. The ACE rule was finalized in June 2019, and establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired plants. Compliance plans under ACE are due July 2020, and compliance generally required by July 2024. PSE is evaluating the final ACE rule to determine its impact on operations pending the outcome of the proposed Colstrip Unit 4 sale to NorthWestern Energy.

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
In September 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. In September 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. In March 2018, the Thurston County Superior Court invalidated the CAR. The Department of Ecology appealed the Superior Court decision in May 2018. As a result of the appeal, direct review to the Washington State Supreme Court was granted and oral argument was held on March 16, 2019. In January 2020, the Washington Supreme Court affirmed that CAR is not valid for “indirect emitters” meaning it does not apply to the sale of natural gas for use by customers. The court ruled, however, that the rule can be severed and is valid for direct emitters including electric utilities with permitted air emission sources, but remanded the case back to the Thurston County to determine which parts of the rule survive. Meanwhile, the federal court litigation has been held in abeyance pending resolution of the state case.

(16)  Commitments and Contingencies

For the year ended December 31, 2019, approximately 10.2% of the Company’s energy output was obtained at an average cost of approximately $0.033 per Kilowatt Hour (kWh) through long-term contracts with three of the Washington Public Utility Districts (PUDs) that own hydroelectric projects on the Columbia River.  The purchase of power from the Columbia River projects is on a pro rata share basis under which the Company pays a proportionate share of the annual debt service, operating and maintenance costs and other expenses associated with each project, in proportion to the contractual share of power that PSE obtains from that project.  In these instances, PSE’s payments are not contingent upon the projects being operable; therefore, PSE is required to make the payments even if power is not delivered.  These projects are financed substantially through debt service payments and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements, or license requirements.  The Company’s share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the contract lives.
The Company's expenses under these PUD contracts were as follows for the years ended December 31, :

(Dollars in Thousands)	2019	2018	2017
PUD contract costs	$87,135	$80,165	$73,827

As of December 31, 2019, the Company purchased portions of the power output of the PUDs' projects as set forth in the following table:

		Company's Current Share of
(Dollars in Thousands)	Contract Expiration	Percent of Output	Megawatt Capacity	Estimated 2020 Costs	2020 Debt Service Costs	Interest included in 2020 Debt Service Costs	Debt Outstanding
Chelan County PUD:
Rock Island Project	2031	25.0%	156	$34,180	$11,499	$5,681	$96,956
Rocky Reach Project	2031	25.0	325	31,190	4,940	2,129	33,317
Douglas County PUD:
Wells Project[1]	2028	27.1	228	43,004	—	—	—
Grant County PUD:
Priest Rapids Development	2052	0.6	6	1,831	1,085	586	12,793
Wanapum Development	2052	0.6	7	1,831	1,085	586	12,793
Total			722	$112,036	$18,609	$8,982	$155,859
_______________
1.In March 2017, PSE entered a new PPA with Douglas County PUD for Wells Project output that begins upon expiration of the existing contract on August 31, 2018, and continues through September 30, 2028.

The following table summarizes the Company’s estimated payment obligations for power purchases from the Columbia River projects, electric portfolio contracts and electric wholesale market transactions.  These contracts have varying terms and may include escalation and termination provisions.

(Dollars in Thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Columbia River projects	$121,680	$111,125	$103,879	$103,377	$102,976	$609,912	$1,152,949
Electric portfolio contracts	263,940	300,795	302,838	307,888	315,593	969,383	2,460,437
Electric wholesale market transactions	188,822	24,901	3,190	—	—	—	216,913
Total	$574,442	$436,821	$409,907	$411,265	$418,569	$1,579,295	$3,830,299

Total purchased power contracts provided the Company with approximately 12.5 million, 14.1 million and 14.5 million MWhs of firm energy at a cost of approximately $550.6 million, $508.2 million and $456.4 million for the years 2019, 2018, and 2017, respectively.

Natural Gas Supply Obligations
The Company has entered into various firm supply, transportation and storage service contracts in order to ensure adequate availability of natural gas supply for its customers and generation requirements.  The Company contracts for its long-term natural gas supply on a firm basis, which means the Company has a 100% daily take obligation and the supplier has a 100% daily delivery obligation to ensure service to PSE’s customers and generation requirements. The transportation and storage contracts, which have remaining terms from 1 year to 25 years, provide that the Company must pay a fixed demand charge each month, regardless of actual usage.  The Company incurred demand charges for 2019 for firm transportation, storage and peaking services for its natural gas customers of $125.1 million. The Company incurred demand charges in 2019 for firm transportation and storage services for the natural gas supply for its combustion turbines in the amount of $51.2 million.

The following table summarizes the Company’s obligations for future natural gas supply and demand charges through the primary terms of its existing contracts.  The quantified obligations are based on the FERC and CER (Canadian Energy Regulator) currently authorized rates, which are subject to change.

Natural Gas Supply and Demand Charge Obligations (Dollars in Thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Natural gas portfolio contracts	$273,263	$196,806	$178,208	$148,165	$82,509	$—	$878,951
Firm transportation service	176,741	173,133	172,190	161,508	116,842	828,136	1,628,550
Firm storage service	8,954	4,503	3,014	853	140	213	17,677
Total	$458,958	$374,442	$353,412	$310,526	$199,491	$828,349	$2,525,178

Service Contracts
The following table summarizes the Company’s estimated obligations for service contracts through the terms of its existing contracts.

Service Contract Obligations (Dollars in Thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Energy production service contracts	$28,474	$29,219	$29,923	$30,645	$31,400	$141,817	$291,478
Automated meter reading system	43,971	44,849	45,526	46,218	46,926	96,149	323,639
Total	$72,445	$74,068	$75,449	$76,863	$78,326	$237,966	$615,117

Other Commitments and Contingencies
For information regarding PSE's environmental remediation obligations, see Note 4, "Regulation and Rates," to the consolidated financial statements included in Item 8 of this report.

(17)  Related Party Transactions

The Company identified no material related party transactions during the year ended December 31, 2019 and December 31, 2018.

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

(19) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s (loss) AOCI by component for the years ended December 31, 2019, 2018, and 2017, respectively:

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans
Changes in AOCI, net of tax
(Dollars in Thousands)		Total
Balance at December 31, 2016	$(33,712)	$(33,712)
Other comprehensive income (loss) before reclassifications	10,251	10,251
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(821)	(821)
Net current-period other comprehensive income (loss)	9,430	9,430
Balance at December 31, 2017	$(24,282)	$(24,282)
Other comprehensive income (loss) before reclassifications	(48,870)	(48,870)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,180	1,180
Reclassification of stranded taxes to retained earnings due to tax reform	(5,230)	(5,230)
Net current-period other comprehensive income (loss)	(52,920)	(52,920)
Balance at December 31, 2018	$(77,202)	$(77,202)
Other comprehensive income (loss) before reclassifications	(7,337)	(7,337)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	390	390
Net current-period other comprehensive income (loss)	(6,947)	(6,947)
Balance at December 31, 2019	$(84,149)	$(84,149)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)			Total
Balance at December 31, 2016	$(140,155)	$(5,356)	$(145,511)
Other comprehensive income (loss) before reclassifications	10,200	—	10,200
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	8,088	317	8,405
Net current-period other comprehensive income (loss)	18,288	317	18,605
Balance at December 31, 2017	$(121,867)	$(5,039)	$(126,906)
Other comprehensive income (loss) before reclassifications	(48,802)	—	(48,802)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	11,772	385	12,157
Reclassification of stranded taxes to retained earnings due to tax reform	(26,233)	(1,100)	(27,333)
Net current-period other comprehensive income (loss)	(63,263)	(715)	(63,978)
Balance at December 31, 2018	$(185,130)	$(5,754)	$(190,884)
Other comprehensive income (loss) before reclassifications	(8,096)	—	(8,096)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10,118	385	10,503
Net current-period other comprehensive income (loss)	2,022	385	2,407
Balance at December 31, 2019	$(183,108)	$(5,369)	$(188,477)

Details about the reclassifications out of AOCI (loss) for the years ended December 31, 2019, 2018, and 2017, respectively, are as follows:

Puget Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2019	2018	2017
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$1,648	$1,937	$1,938
Amortization of net gain (loss)	(a)	(2,142)	(3,431)	(675)
	Total before tax	$(494)	$(1,494)	$1,263
	Tax (expense) or benefit	104	314	(442)
	Net of Tax	(390)	(1,180)	821
Total reclassification for the period	Net of Tax	$(390)	$(1,180)	$821
__________
(a) These AOCI components are included in the computation of net periodic pension cost, see Note 13, "Retirement Benefits," to the consolidated financial statements included in item 8 of this report for additional details.

Puget Sound Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2019	2018	2017
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$1,240	$1,529	$1,529
Amortization of net gain (loss)	(a)	(14,048)	(16,430)	(13,972)
	Total before tax	$(12,808)	$(14,901)	$(12,443)
	Tax (expense) or benefit	2,690	3,129	4,355
	Net of tax	$(10,118)	$(11,772)	$(8,088)
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	Interest expense	(487)	(487)	(488)
	Tax (expense) or benefit	102	102	171
	Net of Tax	$(385)	$(385)	$(317)
Total reclassification for the period	Net of Tax	$(10,503)	$(12,157)	$(8,405)
____________
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

Puget Energy	2019 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$1,114,839	$670,930	$627,007	$988,354
Operating income	213,460	39,115	26,126	240,307
Net income (loss)	132,154	(32,952)	(39,443)	150,949

	2018 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$1,038,008	$671,852	$651,464	$985,172
Operating income	232,785	84,091	37,297	199,885
Net income (loss)	146,897	3,642	(21,970)	107,053

Puget Sound Energy	2019 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$1,114,839	$670,930	$627,007	$988,354
Operating income	214,159	39,780	26,721	241,955
Net income (loss)	147,302	(8,325)	(15,257)	169,204

	2018 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$1,038,008	$671,852	$651,464	$985,172
Operating income	235,856	81,701	46,147	193,432
Net income (loss)	163,037	26,778	3,891	123,456

SCHEDULE I:  CONDENSED FINANCIAL INFORMATION OF PUGET ENERGY

Puget Energy
Condensed Statements of Income and Comprehensive Income (Loss)
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Non-utility expense and other	$(1,495)	$(1,345)	$(1,466)
Other income (deductions):
Equity in earnings of subsidiary	294,724	320,122	323,568
Non-hedged interest rate swap expense	—	—	28
Interest income	6,643	4,273	1,039
Interest expense	(111,716)	(108,816)	(106,072)
Income tax expense (benefit)	22,552	21,388	(41,903)
Net income (loss)	$210,708	$235,622	$175,194
Comprehensive income (loss)	$203,761	$182,702	$184,624

See accompanying notes to the condensed financial statements.

Puget Energy
Condensed Balance Sheets
(Dollars in Thousands)

	December 31,
	2019	2018
Assets:
Investment in subsidiaries	$4,153,618	$3,820,347
Other property and investments:
Goodwill	1,656,513	1,656,513
Current assets:
Cash	947	2,067
Receivables from affiliates[1]	180,527	138,714
Total current assets	181,474	140,781
Long-term assets:
Deferred income taxes	235,428	221,660
Other	2,056	2,040
Total long-term assets	237,484	223,700
Total assets	$6,229,089	$5,841,341
Capitalization and liabilities:
Common equity	$4,000,299	$3,860,728
Long-term debt	1,752,644	1,954,205
Total capitalization	5,752,943	5,814,933
Current liabilities:
Account Payable	208	260
Current maturities of long-term debt	450,000	—
Interest	25,938	26,148
Total current liabilities	476,146	26,408
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$6,229,089	$5,841,341
_______________
1 Eliminated in consolidation.

See accompanying notes to the condensed financial statements.

Puget Energy
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net cash provided by (used in) operating activities	$68,724	$79,176	$139,005
Investing activities:
Investment in subsidiaries	(210,000)	—	(24,222)
(Increase) decrease in loan to subsidiary	(41,708)	(59,864)	(78,155)
Other	—	—	(437)
Net cash provided by (used in) investing activities	(251,708)	(59,864)	(102,814)
Financing activities:
Dividends paid	(64,220)	(77,204)	(123,307)
Issuance of bond	246,200	209,300	—
Issuance/redemption of term-loan and other long-term debt	—	(150,000)	90,120
Issue costs and others	(116)	(92)	(2,650)
Net cash provided by (used in) by financing activities	181,864	(17,996)	(35,837)
Increase (decrease) in cash	(1,120)	1,316	354
Cash at beginning of year	2,067	751	397
Cash at end of year	$947	$2,067	$751

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
Equity earnings of subsidiary included earnings from PSE of $292.9 million, $317.2 million and $320.1 million for the years ended December 31, 2019, 2018, and 2017, respectively, and business combination accounting adjustments under ASC 805 recorded at Puget Energy for PSE of $2.9 million, $4.7 million and $3.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. Investment in subsidiaries includes Puget Energy business combination accounting adjustments under ASC 805 that are recorded at Puget Energy.

(2) Long-Term Debt

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

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Puget Energy and Puget Sound Energy (Dollars in Thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2019
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$8,408	$17,633	$17,747	$8,294
Year Ended December 31, 2018
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$8,901	$24,846	$25,339	$8,408
Year Ended December 31, 2017
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$9,798	$26,266	$27,163	$8,901

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, Puget Energy implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Puget Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of Puget Energy’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, Puget Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.

Puget Energy’s effectiveness of internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2019, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, PSE implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in PSE’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
PSE’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of PSE’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, PSE’s management concluded that its internal control over financial reporting was effective as of December 31, 2019
PSE’s effectiveness of internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
As of February 21, 2020, twelve directors constitute Puget Energy’s Board of Directors and thirteen directors currently constitute PSE’s Board of Directors, as set forth below.  The directors are selected in accordance with the Amended and Restated Bylaws of each of Puget Energy and PSE, pursuant to which, the investor-owners of Puget Holdings (the indirect parent company of both Puget Energy and PSE) are entitled to select individuals to serve on the boards of Puget Energy and PSE.

Scott Armstrong, age 60, has been a director on the boards of PSE since June of 2015 and on the board of Puget Energy since November 2017. Mr. Armstrong was President and CEO of Group Health Cooperative of Seattle, Washington, a health insurance and medical care provider, positions he had held since January 2005, until its acquisition by Kaiser Permanente on February 1, 2017. An independent director not affiliated with any of the Company’s investors, Mr. Armstrong’s executive leadership experience in a heavily regulated industry that has undergone extensive change, along with his involvement in civic affairs in the Pacific Northwest, are among the reasons for his appointment to the PSE board.

Kenton Bradbury, age 50, has been a director on the boards of both Puget Energy and PSE effective April 17, 2019. He is currently the Managing Director of OMERS Infrastructure Management Inc. a position he has held since 2015. Prior to that, Mr. Bradbury served as a director of Infracapital, the infrastructure investment arm of M&G Investments, and served as Senior Vice President of Infrastructure and Regulation at E.ON in Germany. Mr. Bradbury will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Richard Dinneny, age 57, has been a director on the boards of both Puget Energy and PSE effective April 17, 2019. Mr. Dinneny is currently the Senior Portfolio Manager, Infrastructure and Renewable Resources for British Columbia Investment Management Corporation (BCI) where he has responsibility for all aspects of investing in infrastructure transactions. Mr. Dinneny is a director of Vier Gas Services GmbH & Co. KG, Essen, the owner of Open Grid Europe, German’s leading natural gas transport company. Mr. Dinneny served on the board of Cleco Group LLC, Cleco Corporate Holdings LLC, and Cleco Power LLC. Mr. Dinneny will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Barbara Gordon, age 61, has been a director on the board of PSE since November 2017.  Ms. Gordon currently serves on the Woodland Park Zoo board of directors and as the Vice Chair of the Animal Care Committee. Ms. Gordon previously served as a Vice President of the board of directors for Seattle-King County Habitat for Humanity, a non-profit organization (2016-2018). Prior to that time, Ms. Gordon served as Executive Vice President and Chief Customer Officer of Bellevue-based Apptio, a developer of technology business management software (2016-2017), Senior Vice President and Chief Operating Officer of Isilon/EMC, a digital storage systems company (2013-2016), and as Corporate Vice President of Worldwide Customer Service and Support at Microsoft (2003-2013). An independent director not affiliated with any of the Company's investors, Ms. Gordon brings to the Board her expertise in customer-facing technology initiatives and enterprise level management of customer service and support.

Christopher Hind, age 50, has been a director on the boards of both Puget Energy and PSE since February 28, 2018. He is currently the Senior Principal, Private Infrastructure with Canada Pension Plan Investment Board (CPPIB), an investment management organization, which position he has held since January 2016. Prior to that, Mr. Hind served as a Managing Director, Investment Banking, at CIBC, a financial institution, from October 1997 to January 2016. Mr. Hind also currently serves on the board of directors of Transportadora de Gas del Peru S.A., the largest transporter of natural gas and natural gas liquids in Peru. Mr. Hind was selected by CPPIB and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Hind will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Steven W. Hooper, age 66, has been a director on the boards of both Puget Energy and PSE since January 2015.  Mr. Hooper is currently co-founder and partner of Ignition Partners, a venture capital firm that focuses on technology based in Bellevue, Washington, which position he has held since 2000.   Previously, Mr. Hooper was the co-CEO of Teledesic (1998-2000) and CEO of Nextlink (1997-1998) and AT&T Wireless (1994-1997).  Mr. Hooper also currently serves on the boards of directors of Recreational Equipment, Inc. (REI), an outdoor equipment company, and Airbiquity, Inc., an automotive telematics company, as well as on the boards of various Ignition Partners portfolio companies.  An independent director not affiliated with any of the Company’s investors, Mr. Hooper’s leadership skills, experience with the challenges facing regulated businesses, and involvement with regional educational and civic organizations are some of the reasons that led to his appointment to the Puget Energy and PSE boards.

Tom King, age 58, has been a director on the boards of both Puget Energy and PSE effective April 17, 2019. Mr. King is currently the Operating Executive with AEA investors, a middle market private equity firm, which position he has held since 2017. Mr. King served as Chairman and President of National Grid U.S. from 2007-2015. Prior to that, he was president of PG&E Corporation and Chairman and CEO of Pacific Gas and Electric from 2003-2007. Mr. King serves on the board of Entregado Group and Allied Power Group and served on the board of Peak Reliability and EnergySavvy, Inc. Mr. King serves on the boards of Puget Energy and PSE as a representative of CPPIB’s ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws.

Mary Kipp, age 52, has been a director on the boards of both Puget Energy and PSE effective January 3, 2020. Ms. Kipp has also been elected President and Chief Executive officer since January 3, 2020, and was President of Puget Energy and PSE from August 2019 to December 2019. Prior to that time Ms. Kipp served as President, Chief Executive Officer and Director of El Paso Electric Company (El Paso) from May 2017 to August 2019. Prior to that she served as Chief Executive Officer and director of El Paso from December 2015 to May 2017, and President of El Paso from 2014 to 2015. Ms. Kipp also served as Senior Vice President, General Counsel and Chief Compliance Officer at El Paso from 2010 to 2014.

Paul McMillan, age 65, has been a director on the boards of both Puget Energy and PSE since April 23, 2015. Mr. McMillan is currently principal of Tidal Shift Capital Inc., which provides consulting and project development services to energy and infrastructure clients, of Toronto, Ontario, Canada, which position he has held since July 2009. He served as Senior Vice President of EPCOR Energy Division of Edmonton, Alberta, Canada, from May 2005 to July 2009 and President of EPCOR Merchant and Capital LP from September 2000 to May 2005. Mr. McMillan serves on the boards of Puget Energy and PSE as a representative of Aimco’s ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws, and brings to this service his experience in energy and gas operations and trading as well as renewable and gas project development.

Mary McWilliams, age 71, has been a director on the boards of both Puget Energy and PSE since March 1, 2011.  Ms. McWilliams was most recently the Executive Director at Washington Health Alliance, a health care organization, which position she held from 2008 to 2014.  She also served as President and Chief Executive Officer at Regence BlueShield from 2000 to 2008.  In addition, Ms. McWilliams serves as a Board member of the Virginia Mason Health System, a health care services organization.  Her civic commitments have included Seattle Rotary, Seattle Symphony, YWCA and the Greater Seattle Chamber of Commerce. Ms. McWilliams’ significant experience managing consumer-focused organizations with challenging regulatory and compliance regimes, her civic involvement in the community, as well as her extensive knowledge of the western Washington economy, generally, are some of the reasons that led to her appointment to the Puget Energy and PSE boards on behalf of the CPPIB.

Christopher Trumpy, age 65, has been a director on the boards of both Puget Energy and PSE since January 12, 2010.  Mr. Trumpy is currently a consultant at Circle Square Solutions, a policy and governance consulting firm, which position he has held since 2013.  He served as the Chairman of the Pacific Carbon Trust from 2008 to 2013. He also served as Chairman of the British Columbia Investment Management Corporation (or BCI) from 2000 to 2008.  In addition, Mr. Trumpy served as Deputy Minister at Ministries of Finance, Environment and Provincial Revenue from 1998 to 2009.  Mr. Trumpy represents the ownership stake in the Company of BCI, in accordance with the terms of the Puget Energy and PSE bylaws, and provides the boards the benefit of his significant leadership roles in government and policy-making, among other attributes.

Martijn Verwoest, age 43, has been a director on the boards of both Puget Energy and PSE effective April 17, 2019. Mr. Verwoest is currently the Head of Energy & Utilities at Stichting Pensioenfonds Zorg en Welzijn (PGGM), and is a member of their Infrastructure Investment Committee since 2007. From 2001 to 2007, he worked in PGGM’s public equity department. Mr. Verwoest will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Steven Zucchet, age 54, has been a director on the boards of both Puget Energy and PSE effective April 17, 2019. Mr. Zucchet is currently the Managing Director at Ontario Municipal Employees Retirement System Infrastructure Management (OMERS). Since joining OMERS in 2003, Mr. Zucchet has led numerous transactions and had asset management responsibilities at a number of utility and generation companies in Canada and the United States. He is currently on the board of Oncor and Bruce Power Inc. Mr. Zucchet will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Executive Officers
The information required by this item with respect to Puget Energy and PSE is incorporated herein by reference to the material under “Executive Officers of the Registrants” in Part I of this report.

Audit Committee
The Puget Energy and PSE Boards of Directors have both established an Audit Committee. Directors Kenton Bradbury, Richard Dinneny, Steven Hooper, Paul McMillan and Tom King are the members of the Audit Committee. The Board has determined that Paul McMillan meets the definition of “Audit Committee Financial Expert” under United States Securities and Exchange Commission (SEC) rules. Puget Energy and PSE currently do not have any outstanding stock listed on a national securities exchange and, therefore, there are no independence standards applicable to either company in connection with the independence of its Audit Committee members.

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

ITEM 11.     EXECUTIVE COMPENSATION

Puget Energy
Puget Sound Energy
Executive Compensation

Compensation and Leadership Development Committee Interlocks and Insider Participation
The members of the Compensation and Leadership Development Committee (referred to as the Committee) of the Boards of Directors (referred to as the Board) of Puget Energy and PSE (referred to as the Company) are named in the Compensation and Leadership Development Committee Report.  No members of the Committee were officers or employees of the Company or any of its subsidiaries during 2019, nor were they formerly Company officers or had any relationship otherwise requiring disclosure.  Each member meets the independence requirements of the SEC and the New York Stock Exchange (NYSE).

Compensation Discussion and Analysis
This section provides information about the compensation program for the Company’s Named Executive Officers who are included in the Summary Compensation Table below.  For 2019, the Company’s Named Executive Officers and titles were:
•Kimberly J. Harris, President and Chief Executive Officer (CEO) until August 30, 2019, and CEO until her retirement effective January 2, 2020;
•Mary E. Kipp, President, effective August 30, 2019, and President and CEO, effective January 3, 2020;
•Daniel A. Doyle, Senior Vice President and Chief Financial Officer (CFO);
•Steve R. Secrist, Senior Vice President, General Counsel, Chief Ethics and Compliance Officer; and
•Marla D. Mellies, Senior Vice President, Chief Administrative Officer.

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

The Committee is responsible for developing and monitoring an executive compensation program and philosophy that achieves the foregoing objectives. In performing its duties, the Committee obtains information and advice on various aspects of the executive compensation program from its independent executive compensation consultant, Meridian Compensation Partners, LLC (Meridian). The Committee recommends to the Board for approval both the salary level for our CEO, based on information provided by Meridian and other relevant factors described below, and the salary levels for the other executives, based on recommendations from our CEO. The Committee also recommends to the Board for approval the annual and long-term incentive compensation plans for the executives, the setting of performance goals and the determination of target and actual awards under those plans, based on the compensation philosophy and taking into consideration information provided by Meridian and other relevant factors.

In 2019, the Company used the following strategies to achieve the objectives of our executive compensation program:
•Design and deliver a competitive total compensation opportunity. To attract, retain and motivate a talented executive team, the Company believes that total pay opportunity should be competitive with companies of similar size, revenue, industry and scope of operations. As described below in the discussion of Compensation Program Elements (Review of Pay Element Competitiveness), the Committee, with the support of Meridian, annually compares executive compensation levels to external market data from similar companies in our industry and targets each element of target total direct compensation (base salary and target annual and long-term incentive award opportunities) to the 50th percentile of the market data with variations by individual executive, as appropriate. During 2019, the Committee worked with Meridian to develop a compensation package for the new President, and now President and CEO, Mary Kipp, who succeeded Ms. Harris. The terms of Ms. Kipp’s compensation are described below. The Company also recognizes the importance of providing retirement income. As such, the Committee reviews our retirement programs and provides benefits that are competitive with our peers.
•Place a significant portion of each executive’s target incentive compensation at risk to align executive compensation with Company financial and operating performance. Under its “pay for performance” philosophy, the Company maintains an incentive compensation program that supports the Company’s business strategy and aligns executive interests with those of investors and customers. The Committee believes that a significant portion of each executive’s compensation should be “at risk” and earned based on achievement relative to annual and long-term performance goals. For example, Ms. Harris, CEO in 2019, had a mix of 2019 cash compensation comprised of 22% base salary and 78% at-risk target compensation. By establishing goals, monitoring results, and rewarding achievement of goals, the Company seeks to focus executives on actions that will improve the Company and enhance investor value, while also retaining key talent. The Committee annually evaluates and establishes the performance goals and targets for our annual and long-term incentive programs
•Oversee the Company’s talent management process to ensure that executive leadership continues uninterrupted by executive retirements or other personnel changes.  The CEO leads talent reviews for leadership succession planning through meetings and discussions with her executive team.  Each executive conducts talent reviews of senior employees that report to him or her and who have high potential for assuming greater responsibility in the Company. Utilizing evaluations and assessments, the Committee and the Board annually review these assessments of executive readiness, the plans for development of the Company’s key executives, and progress made on these succession plans.  The Committee and the Board directly participate in discussion of succession plans for the position of CEO. As part of its ongoing succession planning efforts, during 2019, the Committee and the Board executed a CEO succession plan pursuant to which Ms. Kipp became CEO effective January 2020.

Compensation Philosophy
The target total compensation package is designed to provide participants with appropriate incentives that are competitive with the comparator group described below and motivate the achievement of current operational performance and customer service goals as well as the long-term objective of enhancing investor value.  The Company does not have a specific policy regarding the mix of compensation elements, although long-term incentive awards comprise the largest portion of each executive’s incentive pay.  The Company arrives at a mix of pay by setting each compensation element relative to market comparators.  The Company delivered cash compensation to the Named Executive Officers in 2019 through base salary to provide liquidity for the executives and through incentive programs to focus performance on important Company goals and to increase the alignment with investors.
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
Individual pay adjustments are reviewed annually to see how they position the executive relative to the 50th percentile of market pay, while also considering other factors such as, the executive’s recent performance, experience level, company performance, retention and internal pay equity.  Notwithstanding the median philosophy, the Company may choose to target an executive’s compensation above or below the 50th percentile of market pay when that individual has a role with greater or lesser responsibility than the best comparison job or when our executive’s experience and performance differ from those typically found in the market.

Role of Market Data
The Company uses market data compiled by Meridian to inform its pay decisions on base salary, target annual incentives and target long-term incentive awards. Market data is obtained from both industry-specific surveys and proxy statements of public companies selected for inclusion in the Company’s custom executive compensation benchmarking peer group. The market survey data were sourced from a select cut from the Willis Towers Watson 2018 Energy Services Survey, comprised of utility and other companies similar in size and scope of operations to PSE.  The 22 companies in the custom market survey cut used to inform target compensation decisions for 2019 are shown below:

Custom Survey Peer Group
1.	Alliant Energy	10.	Hawaiian Electric Industries, Inc.	19.	Spire, Inc.
2.	Ameren	11.	NiSource	20.	Vectren
3.	Atmos Energy	12.	OGE Energy	21.	WEC Energy Group
4.	Avangrid	13.	ONE Gas, Inc	22.	Westar Energy
5.	Avista	14.	Pinnacle West Capital
6.	Black Hills	15.	PNM Resources
7	CMS Energy	16.	Portland General Electric
8	Eversource Energy	17.	SCANA
9.	Great Plains Energy	18.	Southwest Gas

The market survey data were supplemented with proxy statement data for select positions in the Company’s executive compensation peer group, which was comprised of 16 companies, all but one of which overlapped with companies included in the market survey data. The 2018 median revenue of the executive compensation peers was $3.6 billion, which was comparable to PSE’s annual revenues of $3.4 billion at the time the peer group was developed. The peer companies included in the Company’s executive compensation benchmarking peer group to inform 2019 compensation decisions are the same as those used for 2018 and are shown below:

Proxy Peer Group
1.	Alliant Energy	7.	Great Plains Energy	13.	SCANA
2.	Ameren	8.	MDU Resources Group	14.	Vectren
3.	Avista	9.	NiSource	15.	WEC Energy
4.	Black Hills	10.	OGE Energy	16.	Westar Energy
5.	CMS Energy	11.	Pinnacle West Capital
6.	Eversource Energy	12.	Portland General Electric

Compensation Program Elements
The Company’s executive compensation program encompasses a mix of base salary, annual and long-term incentive compensation, retirement programs, health and welfare benefits and a limited number of perquisites. The Company also provides certain post-termination and change in control benefits to executives who were employed by the Company prior to March 2009 under certain legacy arrangements. Since the Company is not publicly listed and does not grant equity awards to its executives, it relies on a mix of fixed and variable cash-based compensation elements to achieve its compensation objectives, including a performance unit plan, which helps align the interests of the Named Executive Officers with those of investors.

Base Salary
We recognize that it is necessary to provide executives with a fixed amount of regularly paid compensation that provides a balance to other pay elements that are at risk. Base salaries are reviewed annually by the Committee based on its median philosophy, internal pay equity considerations and considerations specific to an individual such as an executive’s expertise, level of performance achievement, experience in the role and contribution relative to others in the organization.

Base Salary Adjustments for 2019
The Committee reviewed the base salaries of the Named Executive Officers in early 2019 and recommended base salary adjustments to the Board. The Board approved the Committee’s salary recommendations shown in the table below. The adjustments were effective March 1, 2019. Base salaries for 2019 generally remained at the 50th percentile of market among the comparator group. The annual salary for Ms. Harris aligns with the market median. The salary increase percentages approved by the Board for Mr. Doyle and Mr. Secrist were similar to salary increases for other non-represented employees, and Ms. Mellies received an adjustment to better align with the market level. For Ms. Kipp, who joined the Company as President in August 2019, the Committee recommended and the Board approved a base salary consistent with the market level for her position.

Name	2018 Base Salary	2019 Base Salary	% Change
Kimberly J. Harris	$950,000	$1,000,000	5%
Mary E. Kipp	n/a	860,000	n/a
Daniel A. Doyle	521,000	531,420	2
Steve R. Secrist	445,000	462,800	4
Marla D. Mellies	360,000	392,400	9

2019 Annual Incentive Compensation
All PSE employees, including the Named Executive Officers, are eligible to participate in an annual incentive program referred to as the “Goals and Incentive Plan.” The plan is designed to incent our employees to achieve desired annual operating results, measured by EBITDA, and meet the Company’s service quality commitment to customers, a reliability measure (non-storm outage duration—System Average Interruption Disruption Index-- or “SAIDI”) and an employee safety measure. EBITDA was selected as a performance goal because it provides a financial measure of cash flows generated from the Company’s annual operating performance. Target incentive opportunities under the plan are based on a percentage of an employee’s base salary.
For 2019, the Company’s service quality commitment was measured by performance against eight Service Quality Indicators (SQIs) covering three broad categories, set forth below.  These are the same SQIs for which the Company is accountable to the Washington Commission.  The Company's annual report to the Washington Commission and our customers describes each SQI, how it is measured, the Company’s required level of achievement, and performance results.  The Company’s service quality report cards are available at http://www.PSE.com/PerformanceReportCards.
The SQIs for 2019 were the same as those in 2018 and were as follows:
•Customer Satisfaction (3 SQIs) - Customer satisfaction with the customer care center, natural gas field services and number of Washington Commission complaints.
•Customer Service (1 SQI) - Calls answered “live” within 60 seconds by customer care center.
•Operations Services (4 SQIs) - Gas emergency response, electric emergency response, non-storm outage frequency, and on-time appointments.

In 2019, the Company began measuring SAIDI according to a scale based on improvement compared to a five-year average, with the measure for 2019 being 159 minutes.
The employee safety performance measure in the annual incentive plan funding reflects the Company’s continued commitment to employee safety. The safety performance measure contains three targets which must all be satisfied for the safety measure to be treated as met. The three targets for 2019 were:
•All employees attend a monthly safety “meeting in a box” presentation or complete the same content online. The target completion rate is no less than 95%.
•The Company DART (Days Away from Work, days of Restricted Work, or Job Transfer) not to exceed a rate of 0.49
•All employees complete two modules of a PSE Athlete training program. The target completion rate is no less than 95%.
Annual incentive funding is decreased if a SQI is not achieved. The employee safety measure and SAIDI function similarly to the eight SQIs in determining the funding of the annual incentive plan. That is, if the safety measure or SAIDI is not achieved, annual incentive funding will be decreased by 10%, in the same way as a missed SQI.
In 2019, 100% funding for the annual incentive plan required (i) achievement of 10 out of 10 customer service and safety measures (all eight SQIs, SAIDI and achievement of the safety measure) and (ii) target EBITDA performance. All customer service measures were met for 2019, but the safety measure was not met, and EBITDA finished at 96.4% of target, so funding was less than 100%, as described further below.
Individual awards may be adjusted upward or downward based on an evaluation of an executive officer’s performance against individual and team goals that align with the corporate goals described below.

2019 Corporate Goals
In 2019, the Company continued using the Integrated Strategic Plan (ISP) to summarize for employees the direction and overall goals of the Company. The plan has five objectives which capture our 2019 corporate goals and which have been communicated to our employees. Each employee, including the Named Executive Officers, has specific individual and team goals linked to driving strategies that meet one or more of the following ISP objectives:
•Safety - Our safety objective is our foundation: If nobody gets hurt today, we will feel safe and secure and be able to perform at our best.
•People - When we’re safe, we can achieve our people objective of being a great place to work, with engaged employees who live our values, embrace an ownership culture and are motivated to drive results for our company and our customers.
•Process and Tools - Engaged employees take us to our process and tools objective where results start with achieving operational excellence, with continuous improvement of our internal processes and tools so that we can increase efficiency, eliminate waste, improve reliability and enhance customer service.
•Customer - We now have the fundamentals to achieve our customer objective of delivering greater value and being our customer’s energy partner of choice in a competitive marketplace.
•Financial - Being our customer’s energy partner of choice takes us to our financial objective of increasing our financial strength, allowing us to sustain further improvement.

2019 Annual Incentive Plan Results
For 2019, achievement of the corporate goals under the annual incentive plan was at 96.4% of target for EBITDA, and 9/10 measures met for SQI, safety, and SAIDI achievement. PSE EBITDA was $1,293.2 million, and SQI, SAIDI and safety achievement was 9 out of 10, leading to a funding level for 2019 of 74.0% for the annual incentive plan for the named executive officers.

Funding levels for 2019 at maximum, target, and threshold are shown in the table below:

Annual Incentive Performance Payout Scale and Actual Performance
Performance Measure (Dollars in Millions)	2019 EBITDA	SQI, SAIDI& Safety*	Funding Level
Maximum	$1,810.4	10/10	200%
Target	1,341.0	10/10	100
Threshold	1,206.9	6/10	30
2019 Actual Performance	$1,293.2	9/10	74.0%
_______________
* Combined SQI, SAIDI & Safety results of 6/10 or better and minimum EBITDA of $1,206.9 million are required for any annual incentive pay out funding
SQI Safety results below 10/10 reduce funding (e.g., 9/10=90%, 8/10=80%, 7/10=70%)

For 2019, individual target incentive levels for the annual incentive plan varied by executive officer as a percentage of 2019 base salary as shown in the table below, based on the executive’s level of responsibility within the Company and informed by market data.  Target annual incentive opportunities as a percentage of base salary for the Named Executive Officers were unchanged from 2018 levels, except for Ms. Kipp who joined the Company in 2019 and whose target annual incentive opportunity was set at 90% of base salary. No bonus is earned unless at least threshold EBITDA and SQI goals are achieved. The achievement of threshold performance results in a 30% of target bonus payout. The maximum incentive payable for exceptional performance in this plan is two times each Named Executive Officer's target incentive.
An executive’s individual award amount can be increased or decreased based on an assessment by the CEO (or the Board in the case of the CEO) of the executive’s individual and team performance results. After considering performance on individual and team goals, adjustments were made by the CEO for individual performance of certain Named Executive Officers below CEO in 2019. The adjustments for individual performance are noted in the "Bonus" column on the Summary Compensation table and did not materially change the amounts resulting from 2019 achievement of the corporate goals. The Board approved the incentive amounts shown below, which will be paid in March 2020:

Name	Target Incentive (% of Base Salary)	2019 Actual Incentive Paid	2019 Actual Incentive (% of Base Salary)
Kimberly J. Harris	100%	$740,000	74%
Mary E. Kipp	90*	190,920	67*
Daniel A. Doyle	65	255,613	48
Steve R. Secrist	65	222,607	48
Marla D. Mellies	65	226,493	58
_____________
* Target incentive of 90% of base salary, prorated and payable based on 4 months of service in 2019; actual % of base shown as annual value.

Long-Term Incentive Compensation
Long-term incentive compensation opportunities are designed to align the interests of executives with those of our investors, provide competitive pay opportunities, support a customer-focused utility, reward long-term performance and promote retention. Long-term incentive plan (LTI Plan) awards are denominated in units and are settled in cash if at least threshold performance measures are met. Performance measures have typically been based on two financial goals, each weighted equally and measured over a three-year performance cycle:
•Total return (Total Return) and
•ROE
The 2019-2021 grant cycle was focused exclusively on the ROE metric, as described below. Total Return reflects the change in the value of the Company during the performance cycle plus any distributions made to investors. ROE reflects the income earned on our equity investment. Achievement of each performance measure during the performance cycle is evaluated independently of the other.
The Committee recommends for Board approval a targeted LTI grant value for each executive, which is expressed as a percentage of base salary. The recommended and targeted LTI grant value is determined by evaluating LTI grant values provided to similarly situated executives at comparable companies (using the previously discussed survey and peer group data) as well as other relevant executive-specific factors. The Company generally does not consider previously granted awards or the level of accrued value from prior or other programs when making new LTI Plan grants.
The target LTI grant value is then converted into a target number of units, allocated equally among the two financial goals, based on the unit value on the grant date. The initial per-unit value is measured at the Puget Holdings level and is calculated annually by an independent auditing firm or based on market transactions. The number of units ultimately earned may range from 0% to 200% of target depending on performance, with the payout being made in cash based on the number of units earned and the per-unit value at the end of the performance period. Executives generally must be employed on the payment date to receive a cash payment under the LTI Plan, except in the event of retirement, disability or death.

2019-2021 Long-Term Incentive Plan Target Awards
Consistent with prior years, target LTI Plan awards for the 2019-2021 performance cycle were calculated based on a percentage of an executive's annual base salary, taking into account the executive's level of responsibility within the Company and the corresponding market data. For Ms. Kipp, a target LTI Plan level of 220% of base salary for the 2019-2021 performance cycle was approved by the Board to provide immediate alignment with PSE and other executives. Target LTI Plan award amounts for the 2019-2021 performance cycle are shown in the following table.

Name	Target Long Term Incentive (% of Base Salary)
Kimberly J. Harris	265%
Mary E. Kipp	220
Daniel A. Doyle	95
Steve R. Secrist	95
Marla D. Mellies	95

These percentages were unchanged from amounts established for the 2018-2020 performance cycle, with the exception of Ms. Kipp who joined the Company in 2019. The total number of target LTI Plan units granted to a Named Executive Officer for the 2019-2021 performance cycle is equal to the applicable percentage of salary (converted to dollars) divided by the per unit value at the beginning of the performance cycle, including for Ms. Kipp, which was $81.86. Details of the number of units granted and expected values at target, threshold and maximum performance levels can be found in the “2019 Grants of Plan-Based Awards” table below. Prior outstanding LTI Plan grants continue to have the performance targets and payout scales in effect at the time of grant.
In connection with Mr. Kipp’s appointment as President in 2019 and anticipated appointment as CEO in 2020, in July 2019, the Board, upon the recommendation of the Committee, also approved Ms. Kipp’s participation in the 2017-2019 performance cycle at a target amount of 110% of 2019 base salary and in the 2018-2020 performance cycle at a target amount of 165% of 2019 base salary. Ms. Kipp’s target amounts reflected her reduced participation in these performance cycles that began prior to her commencement of employment and are intended to incentivize performance in such performance cycles following commencement of employment

Long-Term Incentive Plan Performance 2017-2019 Performance Cycle Results and Payouts
The 2017-2019 performance cycle has now ended. Amounts payable as a result of award vesting are shown in the following table:
•Performance on Total Return in 2019 was -1.2%, which was significantly lower than Total Return growth in 2018.
•Performance on the Total Return component for the three-year performance cycle was a compounded annual rate of 19.9%, above target and at the maximum of the funding scale. The Total Return Component funded at 200% of target units.
•Performance on the ROE component of the grant was an average of 110.7% of target. The ROE component funded at 160.7% of target units.

Name	Target Incentive (% of Base Salary)[1]	Total Return Component Units Granted/Paid	ROE Component Units Granted/Paid	2017-2019 Actual LTIP Paid[2]
Kimberly J. Harris	200%	22,770.5/45,541	22,770.5/36,592.2	$6,642,111
Mary E. Kipp	110	5,778.2/11,556.3	5,778.2/9,285.5	1,685,478
Daniel A. Doyle	95	4,638.5/9,277	4,638.5/7,454.1	1,353,042
Steve R. Secrist	95	3,663.0/7,326	3,663.0/5,886.4	1,068,490
Marla D. Mellies	95	2,884.5/5,769	2,884.5/4,635.4	841,403
______________
1 Target LTI Plan incentive is a percentage of 2017 base salary when the grants were made in 2017 with a unit price of $52.37, except that Ms. Kipp’s target is a percentage of 2019 base salary equal to 50% of target LTI % of 220% with a per unit price of $81.86.
2 2017-2019 actual LTI Plan amount payable is equal to the unit price of $80.87 multiplied by earned Total Return and ROE component units.

Retirement Plans –– Executive Retirement Plans and Retirement Plan
The Company maintains executive retirement plans to attract and retain executives by providing a benefit that is coordinated with the tax-qualified Retirement Plan for Employees of Puget Sound Energy, Inc. (Retirement Plan). Without the addition of the executive retirement plans, these executives would receive lower percentages of replacement income during retirement than other employees. All the Named Executive Officers participate in executive retirement plans—Ms. Harris, Mr. Doyle, Mr. Secrist and Ms. Mellies in the SERP and Ms. Kipp in the Officer Restoration Benefit, as part of the Deferred Compensation Plan for Key Employees. Additional information regarding the SERP, Officer Restoration Benefit and the Retirement Plan is shown in the “2019 Pension Benefits” table.

Deferred Compensation Plan
The Named Executive Officers are eligible to participate in the Deferred Compensation Plan for Key Employees (Deferred Compensation Plan).  The Deferred Compensation Plan provides eligible executives an opportunity to defer up to 100% of base salary, annual incentive bonuses and earned LTI Plan awards, plus receive additional Company contributions made by PSE into an account that has three investment tracking fund choices.  The funds mirror performance in major asset classes of bonds, stocks, and an interest crediting fund that changes rates quarterly.  The Deferred Compensation Plan is intended to allow the executives to defer current income, without being limited by the Internal Revenue Code contribution limitations for 401(k) plans and therefore have a deferral opportunity similar to other employees as a percentage of eligible compensation.  The Company contributions are also intended to restore benefits not available to executives under PSE’s tax-qualified plans due to Internal Revenue Code limitations on compensation and benefits applicable to those plans.  Additional information regarding the Deferred Compensation Plan is shown in the “2019 Nonqualified Deferred Compensation” table.

Post-Termination Benefits
Effective March 30, 2009, the Company entered into Executive Employment Agreements with the Named Executive Officers at the time, including Ms. Harris and Ms. Mellies. The Executive Employment Agreements provide for an employment period of two years following a change in control and provide severance benefits in the event of a qualifying termination of employment within two years of a change in control. Since 2009, the Company has ceased entering into these agreements with new executive officers and, during 2019 only the agreements for Ms. Harris and Ms. Mellies remained in effect. The agreement with Ms. Harris terminated upon her retirement on January 2, 2020.
The Committee periodically reviews existing change in control and severance arrangements for the peer group companies.  Based on this information, the Committee believes that the current arrangements generally provide benefits that are similar to those of the comparator group for longer tenured executives, but is not extending them to newly hired executives.
The “Potential Payments Upon Termination or Change in Control” section describes the current post-termination arrangements with the Named Executive Officers as well as other plans and arrangements that would provide benefits on termination of employment or a change in control, and the estimated potential incremental payments upon a termination of employment or change in control based on an assumed termination or change in control date of December 31, 2019.

Other Compensation
The Company also provides the Named Executive Officers with benefits and limited perquisites. The Company may provide payments upon hiring a new executive to help offset the executive’s relocation expenses, a practice needed to attract qualified candidates from other areas of the country. In connection with Ms. Kipp’s commencement of employment, she received a hiring bonus in the amount of $800,000. Ms. Kipp is required to reimburse the Company for this bonus if she resigns or terminates for cause (as defined in her employment offer letter) within twelve months of payment. Ms. Kipp is also eligible to receive an additional bonus of $1,500,000 in the event the previously announced acquisition of El Paso by the Infrastructure Investments Fund, an investment vehicle advised by J.P. Morgan Incentive Management Inc. is completed in 2020.
The current executives participate in the same group health and welfare plans as other employees.  Company vice presidents and above, including the Named Executive Officers, are eligible for additional disability and life insurance benefits.  The executives are also eligible to receive reimbursement for financial planning, tax preparation and legal services up to an annual limit.  The reimbursement for financial planning, tax preparation and legal services is provided to allow executives to concentrate on their business responsibilities. These perquisites generally do not make up a significant portion of executive compensation and did not exceed $10,000 in total for each Named Executive Officer in 2019. Executives are taxed on the value of the perquisites received, with no corresponding gross-up by the Company.

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

Compensation and Leadership Development Committee Report
The Board delegates responsibility to the Compensation and Leadership Development Committee to establish and oversee the Company’s executive compensation program.  Each member of the Committee served during all of 2019, except as noted below.
The Committee members listed below have reviewed and discussed the “Compensation Discussion and Analysis” with the Company’s management.  Based on this review and discussion, the Committee recommended to the Board, and the Board has approved, that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, for filing with the SEC.

Compensation and Leadership
Development Committee of
Puget Energy, Inc.
Puget Sound Energy, Inc.

Steven Zucchet, chair, joined Committee May 1, 2019
Scott Armstrong
Barbara Gordon
Mary McWilliams
Christopher Trumpy
Martijn Verwoest, joined Committee May 1, 2019

Summary Compensation Table
The following information is provided for the year ended December 31, 2019, (and for prior years where applicable) with respect to the Named Executive Officers during 2019.  The positions listed below are at Puget Energy and PSE, except that Ms. Mellies is an executive of PSE only. Positions listed are those held by the Named Executive Officers as of December 31, 2019.  Salary and incentive compensation includes amounts deferred at the executive’s election.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation[2]	Change in Pension Value and Nonqualified Deferred Compensation[3]	All Other Compensation[4]	Total
Kimberly J. Harris	2019	$989,799	$—	$—	$—	$7,382,111	$3,373,594	$28,864	$11,774,368
President and Chief	2018	939,823	45,220	—	—	6,593,310	445,343	20,888	8,044,584
Executive Officer[5]	2017	900,001	50,940	—	—	5,293,105	1,523,783	20,338	7,788,167
Mary E. Kipp, President[6]	2019	252,540	—	—	—	1,876,398	—	813,893	2,942,831
Daniel A. Doyle	2019	521,399	—	—	—	1,608,655	964,614	63,555	3,158,223
Senior Vice President	2018	519,039	—	—	—	1,718,288	489,180	60,657	2,787,164
Chief Financial Officer[7]	2017	511,396	—	—	—	1,406,575	483,109	56,801	2,457,881
Steve R. Secrist	2019	459,165	—	—	—	1,291,097	786,634	53,517	2,590,413
Senior Vice President	2018	436,600	—	—	—	1,335,367	273,059	46,850	2,091,876
General Counsel, Chief Ethics & Compliance Officer[8]	2017	400,690	—	—	—	1,024,487	576,802	46,033	2,048,012
Marla D. Mellies	2019	382,671	37,749	—	—	1,030,148	866,607	44,728	2,361,903
Senior Vice President	2018	351,428	33,415	—	—	1,065,467	378,398	38,778	1,867,486
Chief Administrative Officer[9]	2017	316,128	—	—	—	838,219	478,905	34,531	1,667,783
_______________
1.For 2019, reflects individual performance above target as described in the "Compensation Discussion and Analysis," section titled "2019 Annual Incentive Plan Results" in the amount of: $37,749 for Ms. Mellies.
2.For 2019, reflects annual cash incentive compensation paid under the 2019 Goals and Incentive Plan and cash incentive compensation paid under the LTI Plan for the 2017-2019 performance cycle. Cash incentive amounts were paid in early 2020 or deferred at the executive's election.  The 2019 Goals and Incentive Plan and the LTI Plan are described in further detail under “Compensation Discussion and Analysis,” including the individual amounts paid to each Named Executive Officer in early 2020.
3.Reflects the aggregate increase in the actuarial present value of the executive’s accumulated benefit under all pension plans during the year.  The amounts are determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and include amounts which the executive may not currently be entitled to receive because such amounts are not vested.  In 2019, updated interest rates relative to those used for 2018 have generally resulted in larger increases in value than in prior years.  Information regarding these pension plans is set forth in further detail under “2019 Pension Benefits.”  The change in pension value amounts for 2019 are: Ms. Harris, $3,371,078; Ms. Kipp, $0; Mr. Doyle, $964,614; Mr. Secrist, $786,634, and Ms. Mellies, $866,255. Also included in this column are the portions of Deferred Compensation Plan earnings that are considered above market.  These amounts for 2019 are: Ms. Harris, $2,516, Ms. Kipp, $0, Mr. Doyle, $0; Mr. Secrist, $0; and Ms. Mellies, $352. See the “2019 Nonqualified Deferred Compensation” table for all Deferred Compensation Plan earnings.
4.All Other Compensation for 2019 is shown in detail in the table below.
5.Ms. Harris was promoted to President and CEO from President on March 1, 2011, became CEO effective August 31, 2019, and retired on January 3, 2020.
6.Ms. Kipp joined PSE and Puget Energy as President on August 31, 2019, and became President and CEO on January 3, 2020, with the retirement of Ms. Harris.
7.Mr. Doyle joined PSE and Puget Energy as Senior Vice President and Chief Financial Officer on November 28, 2011.
8.Mr. Secrist has worked at PSE since May 1989.
9.Ms. Mellies has worked at PSE since October 2005.

Detail of All Other Compensation

Name	Perquisites and Other Personal Benefits[1]	Registrant Contributions to Defined Contribution and Deferred Compensation Plans[2]	Other[3]
Kimberly J. Harris	$5,000	$15,416	$8,448
Mary E. Kipp	5,000	6,773	802,121
Daniel A. Doyle	2,500	53,851	7,204
Steve R. Secrist	1,370	46,822	5,325
Marla D. Mellies	493	39,097	5,138
_______________
1.Reimbursement for financial planning, tax planning, and/or legal planning, with the initial plan up to a maximum of $5,000, and then annual reimbursement up to a maximum of $5,000 for Ms. Harris and Ms. Kipp and $2,500 for the other Named Executive Officers.
2.Includes Company contributions during 2019 to PSE’s Investment Plan (a tax qualified 401(k) plan) and the Deferred Compensation Plan. Company 401(k) contributions are as follows: Ms. Harris, $15,416; Ms. Kipp, $6,773; Mr. Doyle, $19,550; Mr. Secrist $19,550; and Ms. Mellies, $19,550. Company contributions to the Deferred Compensation Plan are as follows: Ms. Harris, $0; Ms. Kipp, $0; Mr. Doyle, $34,301; Mr. Secrist, $27,272; and Ms. Mellies, $19,547.
3.Reflects the value of imputed income for life insurance and Company paid premiums on supplemental disability insurance for all Named Executive Officers. For Ms. Kipp also includes a signing bonus of $800,000 as described in the Compensation Discussion and Analysis, “Other Compensation.”

2019 Grants of Plan-Based Awards
The following table presents information regarding 2019 grants of non-equity annual incentive awards and LTI Plan awards, including, as applicable, the range of potential payouts for the awards.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Grant Date	Number Of Units Granted	Threshold	Target	Maximum
Kimberly J. Harris
Annual Incentive[1]	1/1/2019		$300,000	$1,000,000	$2,000,000
LTI Plan 2019-2021[2]	2/21/2019	32,372	640,189	3,200,943	6,401,887
Mary E. Kipp
Annual Incentive[1]	8/31/2019		$77,400	$258,000	$516,000
LTI Plan 2019-2021[3]		23,113	457,075	2,285,377	4,570,754
LTI Plan 2018-2020[3]		17,334	321,893	1,609,465	3,218,930
LTIP Plan 2017-2019[3]		11,556	201,498	1,007,490	2,014,981
Daniel A. Doyle
Annual Incentive[1]	1/1/2019		$103,627	$345,423	$690,846
LTI Plan 2019-2021[2]	2/21/2019	6,167	121,959	609,793	1,219,586
Steve R. Secrist
Annual Incentive[1]	1/1/2019		$90,246	$300,820	$601,640
LTI Plan 2019-2021[2]	2/21/2019	5,371	106,217	531,084	1,062,169
Marla D. Mellies
Annual Incentive[1]	1/1/2019		$76,518	$255,060	$510,120
LTI Plan 2019-2021[2]	2/21/2019	4,554	90,060	450,300	900,599
_______________
1.As described in the “Compensation Discussion and Analysis,” the 2019 Goals and Incentive Plan had dual funding triggers in 2019 of $1,206.9 million EBITDA and SQI performance of 6/10. Payment would be $0 if either trigger is not met. The threshold estimate assumes $1,206.9 million EBITDA and SQI/Safety measure performance at 6/10. The target estimate assumes $1,341 million EBITDA and SQI/Safety measure performance at 10/10. The maximum estimate assumes $1,810.4 million EBITDA or higher and SQI/Safety measure performance at 10/10.
2.As described in the “Compensation Discussion and Analysis,” LTI Plan grants for the 2019-2021 performance cycle were allocated 100% to the ROE component. Payments are calculated based on the average three-year performance of ROE and a unit value at the end of the performance cycle equal to $98.88, representing an increase in Total Return of 6.5% per year.
3.Upon her hire on August 31, 2019, Ms. Kipp received LTIP grants of the units shown for the 2019-2021, 2018-2020, and 2017-2019 LTIP cycles.

2019 Pension Benefits
The Company and its affiliates maintain two pension plans: the Retirement Plan and the SERP, in addition to an Officer Restoration Benefit as part of the Deferred Compensation Plan. The following table provides information for each of the Named Executive Officers regarding the actuarial present value of the executive’s accumulated benefit and years of credited service under the Retirement Plan and the SERP. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. Each of the Named Executive Officers participates in both plans.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit [1,2,3]	Payments During Last Fiscal Year
Kimberly J. Harris	Retirement Plan	20.7	$588,937	$—
	SERP	20.7	13,144,354	—
Mary E. Kipp	Retirement Plan	0.3	—	—
	Restoration Plan	0.3	—	—
Daniel A. Doyle	Retirement Plan	8.1	269,865	—
	SERP	8.1	3,133,936	—
Steve R. Secrist	Retirement Plan	30.6	672,138	—
	SERP	30.6	3,635,745	—
Marla D. Mellies	Retirement Plan	14.2	436,224	—
	SERP	14.2	3,088,940	—
_______________
1.The amounts reported in this column for each executive were calculated assuming no future service or pay increases. Present values were calculated assuming no pre-retirement mortality or termination.  The values under the Retirement Plan and the SERP are the actuarial present values as of December 31, 2019, of the benefits earned as of that date and payable at normal retirement age (age 65 for the Retirement Plan and age 62 for the SERP).  Future cash balance interest credits are assumed to be 4.0% annually.  The discount assumption is 3.35%, and the post-retirement mortality assumption is based on the 2020 417(e) unisex mortality table. Annuity benefits are converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 2.79%, 3.92%, and 4.38% (the 24-month average of the underlying rates as of September 2019), except that payments assumed to occur during 2020 use segment rates in effect for 2020 (this includes Ms. Harris' and Mr. Doyle's SERP present values).  These assumptions are consistent with the ones used for the Retirement Plan and the SERP for financial reporting purposes for 2019.  In order to determine the change in pension values for the Summary Compensation Table, the values of the Retirement Plan and the SERP benefits were also calculated as of December 31, 2018, for the benefits earned as of that date using the assumptions used for financial reporting purposes for 2018.  These assumptions included assumed cash balance interest credits of 4.0%, a discount assumption of 4.40% and post-retirement mortality assumption based on the 2019 417(e) unisex mortality table. Annuity benefits were converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 2.28%, 3.81%, and 4.46% (the 24-month average of the underlying rates as of September 2018). Other assumptions used to determine the value as of December 31, 2018, were the same as those used for December 31, 2019.
2.As described in footnote 1 above, the amounts reported for the SERP in this column are actuarial present values, calculated using the actuarial assumptions used for financial reporting purposes. These assumptions are different from those used to calculate the actual amount of benefit payments under the SERP (see text below for a discussion of the actuarial assumptions used to calculate actual payment amounts). The following table shows the estimated lump sum amount that would be paid under the SERP to each SERP-eligible Named Executive Officer, except Ms. Harris, at age 62 (without discounting to the present), calculated as if such Named Executive Officer had terminated employment on December 31, 2019.  Each SERP-eligible Named Executive Officer was vested in his or her SERP benefits as of December 31, 2019.
3.Ms. Kipp does not have a SERP benefit as that plan was closed prior to her joining PSE. Upon hire, Ms. Kipp elected to have her 4% company retirement contribution made to her 401(k) account. Ms. Kipp also participates in an Officer Restoration Benefit Plan as described below, with vesting after three years of service. Values of accumulated benefit will be shown after Ms. Kipp attains one year of service.

Name	Estimated Lump Sum
Daniel A. Doyle	$3,194,757
Steve R. Secrist	4,159,373
Marla D. Mellies	3,326,658
_______________________
4.As a result of retirement on January 2, 2020, Ms. Harris received a SERP lump sum in the amount of $13,144,354, calculated per the plan and paid according to Ms. Harris’ election of payment format.

Retirement Plan
Under the Retirement Plan, the Company's eligible employees hired prior to January 1, 2014 (prior to December 12, 2014, in the case of IBEW-represented employees), including the Named Executive Officers, accrue benefits in accordance with a cash balance formula, beginning on the later of their date of hire or March 1, 1997.  Under this formula, for each calendar year after 1996, age-weighted pay credits are allocated to a bookkeeping account (a Cash Balance Account) for each participant.  The pay credits range from 3% to 8% of eligible compensation. Non-represented and UA-represented employees hired on or after January 1, 2014, and IBEW-represented employees hired on or after December 12, 2014, will receive pay credits equal to 4% (rather than the age-based pay credit described above), which non-represented and IBEW-represented employees may choose to have contributed to the Company’s 401(k) plan, rather than credited under the Retirement Plan. Eligible compensation generally includes base salary and bonuses (other than bonuses paid under the LTI Plan and signing, retention and similar bonuses), up to the limit imposed by the Internal Revenue Code.  For 2019, the limit was $280,000. For 2020, the limit is $285,000. In addition, as of March 1, 1997, the Cash Balance Account of each participant who was participating in the Retirement Plan on March 1, 1997, was credited with an amount based on the actuarial present value of that participant’s accrued benefit, as of February 28, 1997, under the Retirement Plan’s previous formula. Amounts in the Cash Balance Accounts are also credited with interest.  The interest crediting rate is 4% per year or such higher amount as PSE may determine. For 2019 and 2020, the annual interest crediting rate was 4%.
A participant’s Retirement Plan benefit generally vests upon the earlier of the participant’s completion of three years of active service with Puget Energy, PSE or their affiliates or attainment of age 65 (the Retirement Plan’s normal retirement age) while employed by the Company or one of its affiliates.  Normal retirement benefit payments begin to a vested participant as of the first day of the month following the later of the participant’s termination of employment or attainment of age 65.  However, a vested participant may elect to have his or her benefit under the Retirement Plan paid, or commence to be paid, as of the first day of any month commencing after the date on which his or her employment with Puget Energy, PSE and their affiliates terminates.  If benefit payments commence prior to the participant’s attainment of age 65, then the amount of the monthly payments will be reduced for early commencement to reflect the fact that payments will be made over a longer period of time.  This reduction is subsidized - that is, it is less than a pure actuarial reduction.  The amount of this reduction is, on average, 0.30% for each of the first 60 months, 0.33% for each of the second 60 months, 0.23% for each of the third 60 months and 0.17% for each of the fourth 60 months that the payment commencement date precedes the participant’s 65th birthday.  Further reductions apply for each additional month that the payment commencement date precedes the participant’s 65th birthday.  As of December 31, 2019, all the Named Executive Officers, except Ms. Kipp, were vested in their benefits under the Retirement Plan and, hence, would be eligible to commence benefit payments upon termination.
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

Supplemental Executive Retirement Plan
The SERP provides a benefit to participating Named Executive Officers that supplements the retirement income provided to the executives by the Retirement Plan. The Company closed the SERP plan to new participants as of August 1, 2019, but existing officer participants continue to accrue benefits in the plan. All the Named Executive Officers hired prior to 2019 participate in the SERP. A participating Named Executive Officer’s SERP benefit generally vests upon the executive’s completion of five years of participation in the SERP and attainment of age 55 while employed by the Company or any of its affiliates. However, SERP participants as of December 31, 2012, who have not yet attained age 55, including Ms. Harris, have been exempted from the age 55 vesting requirement. All the participating Named Executive Officers are vested in their SERP benefits.

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
iii.The actuarially equivalent monthly amount payable (or that would be payable) to the executive as of the first day of the month following the later of the executive’s date of termination or attainment of age 62 from any pension-type rollover accounts within the Deferred Compensation Plan (including the annual cash balance restoration account). These accounts are described in more detail in the “2019 Nonqualified Deferred Compensation” section.
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

Officer Restoration Benefit
The Officer Restoration Benefit provides a benefit to participating Officers that supplements the retirement income provided to the executives. Executives participating in the SERP are not eligible. Ms. Kipp participates in the benefit and those Company contributions under PSE’s applicable tax-qualified plan that would otherwise have been earned, if not for IRS limitations, are credited by the Company to an account within the Deferred Compensation Plan.

2019 Nonqualified Deferred Compensation
The following table provides information for each of the Named Executive Officers regarding aggregate executive and Company contributions and aggregate earnings for 2019 and year-end account balances under the Deferred Compensation Plan.

Name	Executive Contributions in 2019[1]	Registrant Contributions in 2019[2]	Aggregate Earnings in 2019[3]	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2019[4]
Kimberly J. Harris	$—	$—	$13,694	$—	$351,927
Mary E. Kipp	64,500	—	870	—	65,370
Daniel A. Doyle	32,101	34,301	167,665	—	1,219,744
Steve R. Secrist	39,762	27,272	24,361	—	245,900
Marla D. Mellies	19,518	19,547	41,881	—	272,177
_______________
1.The amount in this column reflects elective deferrals by the executive of salary, annual incentive compensation or LTI Plan awards paid in 2019. Deferred salary amounts are: Ms. Harris, $0; Ms. Kipp, $64,500; Mr. Doyle, $32,101; Mr. Secrist, $39,762; and Ms. Mellies, $19,518. Deferred incentive compensation amounts are: Ms. Harris, $0; Ms. Kipp, $0; Mr. Doyle, $0; Mr. Secrist, $0; and Ms. Mellies, $0. The amounts are also included in the applicable column of the Summary Compensation Table for 2019.
2.The amount reported in this column reflects contributions by PSE consisting of the annual investment plan restoration amount and annual cash balance restoration amount described below. These amounts are also included in the total amounts shown in the All Other Compensation column of the Summary Compensation Table for 2019.
3.The amount in this column for each executive reflects the change in value of investment tracking funds. Amounts of zero indicate no change in value or a decrease in value.  Above market earnings on these amounts are included in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table for 2019.
4.Of the amounts in this column, the amounts in the table below have also been reported in the Summary Compensation Table for 2019, 2018, and 2017.

Name	Reported for 2019	Reported for 2018	Reported for 2017
Kimberly J. Harris	$2,516	$2,154	$3,165
Mary E. Kipp	—	—	—
Daniel A. Doyle	66,403	61,671	57,531
Steve R. Secrist	67,034	55,044	53,922
Marla D. Mellies	39,417	25,207	22,280

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
The Named Executive Officers choose how to credit deferred amounts among three investment tracking funds.  The tracking funds mirror performance in major asset classes of bonds, stocks, and a money market index. For deferrals prior to 2012, an interest crediting fund was available.  The tracking funds differ from the investment funds offered in the 401(k) plan.  The 2019 calendar year returns of these tracking funds were:

Vanguard Total Bond Market Index	8.73%
Vanguard 500 Index	31.46
Vanguard Money Market Index	2.14
Interest Crediting Fund (pre-2012 deferrals)	4.12

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
•Lump sum payment of three times the sum of annual base salary and annual incentive bonus for the year in which termination occurs;
•Pro-rated annual incentive bonus for the year in which termination occurs (Annual Bonus).  Since this amount was earned for 2019, no amount is shown in the table below;
•Supplemental retirement benefit equal to the difference between (x) the actuarial equivalent of the amount the Covered Executive would have received under the Retirement Plan and the SERP had his or her employment continued until the end of two years following the change in control, and (y) the actuarial equivalent of the amount the Covered Executive actually receives or is entitled to receive under the Retirement Plan and SERP; and
•Continued group medical, dental, disability and life insurance benefits to the Covered Executive and his or her family for the remainder of the two-year protection period.  Benefits will be paid by the Company while the Covered Executive is eligible for COBRA and thereafter by reimbursement of payments made by the Covered Executive for such coverage (including related tax amounts), except that if the Covered Executive becomes re-employed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits under the Employment Agreement will become secondary to those provided by the other employer (the foregoing benefit is referred to as Health and Welfare Benefit Continuation).

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

Estimated Potential Incremental Payments Upon Termination or Change in Control
The amounts shown in the table below assume that the termination of employment of a Named Executive Officer or a change in control was effective as of December 31, 2019.  The amounts below are estimates of the incremental amounts that would be paid out to the Named Executive Officer upon a termination of employment or a change in control.  Actual amounts payable can only be determined at the time of a termination of employment or a change in control.

	Upon Change in Control (and awards not assumed or substituted)	After Change in Control Involuntary Termination w/o Cause or for Good Reason	Retirement	Disability	Death
Kimberly J. Harris	$—	$—	$—	$—	$—
Cash Severance (salary and/or annual incentive)	—	6,000,000	—	—	—
Long Term Incentive Plan	12,000,606	12,000,606	—	12,000,606	12,000,606
SERP (additional years of credited service)[1]	—	—	—	—	—
Benefits (continuation)[2]	—	30,700	—	30,700	30,700
Supplemental Life Insurance	—	—	—	—	3,400,000
Total Estimated Incremental Value	$12,000,606	$18,031,306	$—	$12,031,306	$15,431,306
Mary E. Kipp	$—	$—	$—	$—	$—
Long Term Incentive Plan	4,089,968	4,089,968	4,089,968	4,089,968	4,089,968
Benefits (continuation)[1]	—	—	—	—	—
Supplemental Life Insurance	—	—	—	—	2,805,200
Total Estimated Incremental Value	$4,089,968	$4,089,968	$4,089,968	$4,089,968	$6,895,168
Daniel A. Doyle	$—	$—	$—	$—	$—
Long Term Incentive Plan	2,430,151	2,430,151	—	2,430,151	2,430,151
SERP (additional years of credited service)[1]	—	—	—	—	—
Benefits (continuation)[2]	—	—	—	—	—
Supplemental Life Insurance	—	—	—	—	1,222,266
Total Estimated Incremental Value	$2,430,151	$2,430,151	$—	$2,430,151	$3,652,417
Steve R. Secrist	$—	$—	$—	$—	$—
Long Term Incentive Plan	1,908,392	1,908,392	—	1,908,392	1,908,392
SERP (additional years of credited service)[1]	—	—	—	—	—
Benefits (continuation)[2]	—	—	—	—	—
Supplemental Life Insurance	—	—	—	—	1,064,440
Total Estimated Incremental Value	$1,908,392	$1,908,392	$—	$1,908,392	$2,972,832
Marla D. Mellies	$—	$—	$—	$—	$—
Cash Severance (salary and/or annual incentive)	—	1,942,380	—	—	—
Long Term Incentive Plan	1,563,151	1,563,151	—	1,563,151	1,563,151
SERP (additional years of credited service)[1]	—	430,688	—	—	—
Benefits (continuation)[2]	—	48,853	—	48,853	48,853
Supplemental Life Insurance	—	—	—	0	902,520
Total Estimated Incremental Value	$1,563,151	$3,985,072	$—	$1,612,004	$2,514,524
_______________
1.SERP values are shown as the estimated incremental value that the Named Executive Officer would receive at age 62 as a result of the termination event shown in the column, relative to the vested benefit as of December 31, 2019. These values are based on interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements.
2.Benefits (continuation) reflects the value of continued medical, dental, disability and life insurance benefits as well as financial planning benefit in the amount of $5,000 for Ms. Harris and $2,500 for all the other Named Executive Officers eligible for benefits continuation.
3.Ms. Harris retired January 2, 2020, and per the LTIP plan is eligible for pro rata payments of LTIP grants for the 2018-2020 cycle of $3,871,077 and the 2019-2021 cycle of $1,105,636 to be paid in March 2020.

Chief Executive Officer Pay Ratio
We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation for our Chief Executive Officer in accordance with SEC Item 402(u) of Regulation S-K.
For 2019, our last completed fiscal year:
•The annual total compensation of our CEO, as reported in the 2019 Summary Compensation Table, was $11,774,369.
•The median of the annual total compensation of all our employees (excluding our CEO) was $125,510.

As a result, for 2019 the ratio of annual total compensation of our Chief Executive Officer to the median of our annual total compensation of all employees was 94:1. CEO total compensation was higher in 2019 than previous years due to the valuation of the CEO’s SERP benefit. Without SERP valuation impact, the CEO pay ratio would have been similar to 2018’s ratio of 65:1.
We identified our median employee by examining the total cash compensation we paid during 2019 to all individuals, excluding our CEO, who were employed by us on December 31, 2019, which totaled approximately 3,148 individuals, all located in the United States (as reported in Item 1. Business), including employees, whether employed on a full-time, part-time or seasonal basis. Total cash compensation consisted of base salary, overtime, paid time off and annual incentives as reflected in our payroll records. We consistently applied this compensation measure and did not make any assumptions, adjustments, or estimates with respect to total cash compensation. We believe that the use of total cash compensation for all employees is a consistently applied compensation measure because it includes all major compensation elements available to employees. Pay for all non-represented employees in the organization is benchmarked periodically to ensure alignment with our compensation philosophy of paying at the market median.
After identifying the median employee based on total cash compensation for 2019, we calculated annual total compensation for such employee for 2019 using the same methodology we use for our named executive officers as set forth in the 2019 Summary Compensation Table in accordance with the requirements of Item 402 (c)(2)(x) of Regulation S-K. Annual total compensation for 2019 for our median employee included annual salary, annual incentives, and company contributions towards benefits including retirement. Annual total compensation for 2019 for our CEO consists of the amount reported in the "Total" column of our 2019 Summary Compensation Table.

Director Compensation for Fiscal Year 2019
The following table sets forth information regarding compensation paid by the Company to the directors named in the table who received compensation from the Company in 2019 for service as directors.  We refer to these directors as non-employee directors.  Directors who are employed by the Company or by the Company’s investor-owners are not paid separately for their service and thus are not named in the table below.  The directors who are employed by the Company’s investor-owners are: Kenton Bradbury, Richard Dinneny, Chris Hind, Martijn Verwoest, and Steven Zucchet.
As described in further detail below, the Company’s non-employee director compensation program in 2019 consisted of quarterly retainer cash fees of $35,000.  Additional quarterly retainer amounts associated with serving as Chair of the Board, chairing Board committees, serving on the Audit Committee and meeting fees were also paid in cash.

Name	Fees Earned	Nonqualified Deferred Compensation Earnings[1]	Total
Scott Armstrong	$192,500	$—	$192,500
Barbara Gordon	170,000	—	170,000
Steve Hooper	—	231,400	231,400
Thomas King	87,000	—	87,000
Paul McMillan	185,000	—	185,000
Mary O. McWilliams	170,000	—	170,000
Christopher Trumpy	185,800	—	185,800
_______________
1.Represents earnings accrued on deferred compensation considered to be above market.

Non-employee Director Compensation Program
The 2019 non-employee director compensation program is based on the principles that the level of non-employee director compensation should be based on Board and committee responsibilities and should be competitive with comparable companies.
The 2019 compensation program for non-employee directors was as follows:
1.A base cash quarterly retainer fee of $35,000;
2.A $1,600 per meeting fee ($800 for telephonic) will be paid when the number of Board or Committee meetings exceed six per year (not applicable to Asset Management Committee calls).

In 2019, non-employee directors were paid the following additional cash quarterly retainer fees:
1.Independent Board Chairman, $13,750;
2.Chair of the Compensation and Leadership Development Committee, $3,750;
3.Chair of the Governance Committee, $3,750;
4.Chair of the Business Planning Committee, $3,750
5.Chair of the Audit Committee, $3,750; and
6.Each member of the Audit Committee other than the chair, $1,000.
7.Additional retainer for ad hoc working group facilitator, $3,750
8.Additional payment (payable in cash in 2019; equity-like phantom stock or similar payments subsequent to 2019), $7,500

Non-employee directors were reimbursed for actual travel and out-of-pocket expenses incurred in connection with their services. Non-employee directors are eligible to participate in the Company’s matching gift program on the same terms as all Puget Energy employees.  Under this program, the Company matches up to a total of $500 a year in contributions by a director to non-profit organizations that have Internal Revenue Service (IRS) 501(c)(3) tax exempt status and are located in and served the people of PSE’s service territory in Washington State.

Deferral of Compensation
Non-employee directors may choose to elect to defer all or a part of their cash fees under the Company’s Deferred Compensation Plan for non-employee directors.  Non-employee directors may allocate these deferrals into one or more “measurement funds,” which include an interest crediting fund, an equity index fund and a bond index fund.  Non-employee directors are permitted to make changes in measurement fund allocations quarterly.   Steve Hooper is the only independent board member to defer any director fees during 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners
The following tables show the number of shares of common stock beneficially owned as of December 31, 2019, by each person or group that we know owns more than 5.0% of Puget Energy’s and PSE’s common stock.  No director, executive officer or executive officer named in the Summary Compensation Table in Item 11 of Part III of this report owns any of the outstanding shares of common stock of Puget Energy or PSE.  Puget Equico LLC (Puget Equico) and its affiliates beneficially own 100.0% of the outstanding common stock of Puget Energy.  Puget Energy holds 100.0% of the outstanding common stock of PSE.  Percentage of beneficial ownership is based on 200 shares of Puget Energy common stock and 85,903,791 shares of PSE common stock outstanding as of December 31, 2019.

Beneficial Ownership Table of Puget Energy and PSE

Number of Beneficially Owned Shares
Name	Puget Energy	Puget Sound Energy
Puget Equico LLC and affiliates	200[1,2]	—
Puget Energy	—	85,903,791[3]
_______________
1Information presented above and in this footnote is based on Amendment No. 2 to Schedule 13D/A filed on February 13, 2009 (the Schedule 13D) by, among others, Puget Equico, Puget Intermediate Holdings Inc. (Puget Intermediate), Puget Holdings (Puget Holdings and together with Puget Intermediate, the Parent Entities), Macquarie Infrastructure Partners I (formerly MIP Padua Holdings GP) (MIP), Padua MG Holdings LLC (PMGH) Canada Pension Plan Investment Board (USRE II) Inc. (CPPIB), 6860141 Canada Inc. as trustee for British Columbia Investment Management Corporation (BCI), PIP2PX (Pad) Ltd. (PIP2PX) and PIP2GV (Pad) Ltd. (PIP2GV and together with MIP, PMGH, CPPIB, BCI and PIP2PX, the Investors). Puget Equico is a wholly-owned subsidiary of Puget Intermediate, Puget Intermediate is a wholly-owned subsidiary of Puget Holdings and the Investors are the direct or indirect owners of Puget Holdings.  The Parent Entities and the Investors are the direct or indirect owners of Puget Equico. Although the Parent Entities and the Investors do not own any shares of Puget Energy directly, Puget Equico, the Parent Entities and the Investors may be deemed to be members of a “group,” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Accordingly, each such entity may be deemed to beneficially own the 200 shares of Puget Energy common stock owned by Puget Equico.  Such shares of common stock constitute 100.0% of the issued and outstanding shares of common stock of Puget Energy.  Under Section 13(d)(3) of the Exchange Act and based on the number of shares outstanding, Puget Equico, the Parent Entities and the Investors may be deemed to have shared power to vote and shared power to dispose of such shares of Puget Energy common stock that may be beneficially owned by Puget Equico.  However, each of Puget Equico, the Parent Entities and the Investors expressly disclaims beneficial ownership of such shares of common stock other than those shares held directly by such entity.  As of February 21, 2020:
•The address of the principal office of Puget Holdings, Puget Intermediate and Puget Equico is the PSE Building, 355 110th Ave NE, Bellevue, WA 98004.
•The address of the principal office of MIP is 125 West 55th Street, Level 22, New York, NY 10019.
•The address of the principal office of PMGH is 125 West 55th Street, Level 22, New York, NY 10019.
•The address of the principal office of CPPIB is One Queen Street East, Suite 2500, P.O. Box 101, Toronto, Ontario, Canada M5C 2W5.
•The address of the principal office of BCI is 750 Pandora Ave, Victoria, British Columbia, Canada V8W 0E4.
•The address of the principal office of PIP2PX and PIP2GV is 1100, 10830 Jasper Avenue, Edmonton, Alberta, Canada T5J 2B3.
In August 2018, Macquarie Infrastructure Partners and Macquarie Capital Group Limited reached an agreement to sell their shares to Ontario Municipal Employee Retirement System (OMERS), PGGM Vermogensbeheer B.V. and current owners, AIMCo and BCI. The sale was approved by various federal and state agencies, including that of the Washington Commission, and closed on April 17th, 2019.
•The address of the principal office of OMERS is 900-100 Adelaide Street West, Toronto, Ontario, Canada, M5H E02
•The address of the principal office of PGGM Vermogensbeheer B.V. is Noordweg Noord 150, 3704 JG Zeist, Netherlands
2 Pursuant to that certain Pledge Agreement dated as of May 10, 2010, as amended on February 10, 2012, made by Puget Equico to JPMorgan Chase Bank, N.A., as administrative agent, the outstanding stock of Puget Energy held by Puget Equico was pledged by Puget Equico to secure the obligations of Puget Energy under (a) the Credit Agreement dated as of February 10, 2012, as amended and extended April 15, 2014, among Puget Energy, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto, and the lenders party thereto, and (b) the senior secured notes issued on December 6, 2010, June 3, 2011, June 15, 2012 and May 12, 2015.
3Pursuant to that certain Borrower's Security Agreement dated as of May 10, 2010, as amended on February 10, 2012, the outstanding stock of PSE held by Puget Energy was pledged by Puget Energy to secure its obligations under (a) the Credit Agreement dated as of February 10, 2012, as amended and extended April 15, 2014, among Puget Energy as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto, and the lenders party thereto, and (b) the senior secured notes issued on December 6, 2010, June 3, 2011, June 15, 2012 and May 12, 2015.

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

Any transaction reported to the Chief Compliance Officer will be reviewed according to the following procedures:
1.If the Chief Compliance Officer determines that disclosure of the transaction is not required under the SEC’s related person transaction disclosure rule, the transaction will be deemed approved and will be reported to the Audit Committee.
2.If disclosure is required, the Chief Compliance Officer will submit the transaction to the Chair of the Audit Committee who will review and, if authorized, will determine whether to approve or ratify the transaction.  The Chair is authorized to approve or ratify any related person transaction involving an aggregate amount of less than $1.0 million or when it would be impracticable to wait for the next Audit Committee meeting to review the transaction.
3.If the transaction is outside the Chair’s authority, the Chair will submit the transaction to the Audit Committee for review and approval or ratification.

When determining whether to approve or ratify a related person transaction, the Chair of the Audit Committee or the Audit Committee, as applicable, will review relevant facts regarding the related person transaction, including:
1.The extent of the related person’s interest in the transaction;
2.Whether the terms are comparable to those generally available in arm's length transactions; and
3.Whether the related person transaction is consistent with the best interests of the Company.

If any related person transaction is not approved or ratified, the Committee may take such action as it may deem necessary or desirable in the best interests of the Company and its shareholders.
Kimberly Harris, former President and Chief Executive Officer and a director of Puget Energy and PSE, who retired effective January 2, 2020, is married to Kyle Branum, who is a partner at Summit Law Group, which provides legal services to PSE.  Summit Law Group was paid $0.7 million for legal services provided to PSE in 2019, and Mr. Branum was among the lawyers at Summit Law Group who provided such legal services.  This work was performed under the supervision of PSE's General Counsel.

Board of Directors and Corporate Governance
Independence of the Board
The Boards of Puget Energy and PSE have reviewed the relationships between Puget Energy and PSE (and their respective subsidiaries) and each of their respective directors.  Based on this review, the Boards have determined that of the members constituting the Boards, Steven Hooper (member of the Boards of both Puget Energy and PSE), Scott Armstrong (member of the Board of PSE and added to the Board of Puget Energy at the November, 2017, Board Meeting), and Barbara Gordon (member of the Board of PSE) are independent under the NYSE corporate governance listing standards and also meet the definition of an “Independent Director” under the Company’s Amended and Restated Bylaws.  Under the Amended and Restated Bylaws of Puget Energy and PSE, an Independent Director is a director who: (i) shall not be a member of Puget Holdings (referred to as a Holdings Member) or an affiliate of any Holdings Member (including by way of being a member, stockholder, director, manager, partner, officer or employee of any such member), (ii) shall not be an officer or employee of PSE, (iii) shall be a resident of the state of Washington, and (iv) if and to the extent required with respect to any specific director, shall meet such other qualifications as may be required by any applicable regulatory authority for an independent director or manager.  The Company’s definition of "Independent Director" is available in the Corporate Governance Guidelines at www.pugetenergy.com.

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
The Boards considered all relationships between its directors and Puget Energy and PSE (and their respective subsidiaries), including some that are not required to be disclosed in this report as related-person transactions.  Mr. Hooper, Mr. Armstrong, and Ms. McWilliams serve (or served) as directors or officers of, or otherwise have/had a financial interest in entities that make payments to PSE for energy services provided to those entities at tariff rates established by the Washington Commission.  These transactions fall within the first categorical independence standard described above.  Because these relationships either fall within the Boards' categorical independence standards or involve an amount that is not material to the Company or the other entity, the Boards have concluded that none of these relationships, in isolation, impair the independence of the applicable directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, for the years ended December 31, 2019, and 2018 were as follows:

	2019		2018
(Dollars in Thousands)	Puget Energy	PSE	Puget Energy	PSE
Audit fees[1]	$2,630	$2,378	$2,695	$2,495
Audit related fees[2]	114	114	204	204
Tax fees[3]	—	—	—	—
Other fees[4]	52	52	204	204
Total	$2,796	$2,544	$3,103	$2,903
_______________
1.For professional services rendered for the audit of Puget Energy’s and PSE’s annual financial statements and reviews of financial statements included in the Company’s Forms 10-Q.  The 2019 fees are estimated and include an aggregate amount of $1.7 million billed to Puget Energy and $1.6 million to PSE through December 2019.
2.Consists of work performed in connection with registration statements and other regulatory audits.
3.Consists of tax consulting and tax return reviews.
4.Consists of software and research tools.

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

The annual audit services engagement terms and fees, as well as any changes in terms, conditions and fees relating to the engagement, are subject to specific pre-approval by the Audit Committee.  In addition, on an annual basis, the Audit Committee grants general pre-approval for specific categories of audit, audit-related, tax and other services, within specified fee levels, that may be provided by the independent registered public accounting firm.  With respect to each proposed pre-approved service, the independent registered public accounting firm is required to provide detailed back-up documentation to the Audit Committee regarding the specific services to be provided.  Under the policies, the Audit Committee may delegate pre-approval authority to one or more of their members.  The member or members to whom such authority is delegated shall report any pre-approval decision to the Audit Committee at its next scheduled meeting.  The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management. For 2019 and 2018, all audit and non-audit services were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)Documents filed as part of this report:
1) Financial Statements
2) Financial Statement Schedules. Financial Statement Schedules of the Company, as required for the years ended December 31, 2019, 2018, and 2017, consist of the following:
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
	4.2
First, Second, Third, Fourth, and Fifth Supplemental Indentures defining the rights of the holders of Puget Sound Energy’s senior notes (incorporated herein by reference to Exhibit 4-b to Puget Sound Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Exhibit originally filed with the Securities and Exchange Commission in paper format and as such, a hyperlink is not available.), Commission File No. 1-4393; Exhibit 4.26 to Puget Sound Energy’s Current Report on Form 8-K, dated March 4, 1999 (Exhibit originally filed with the Securities and Exchange Commission in paper format and as such, a hyperlink is not available.), Commission File No. 1-4393; Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated November 2, 2000 (Exhibit originally filed with the Securities and Exchange Commission in paper format and as such, a hyperlink is not available.), Commission File No. 1-4393; Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated May 28, 2003, Commission File No. 1-4393 and Exhibit 4.1 to Puget Sound Energy's Current Report on Form 8-K, dated May 23, 2018, Commission File No. 1-4393.)

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

	4.8	First, Sixth, Seventh, Sixteenth and Seventeenth Supplemental Indenture to the Gas Utility First Mortgage, dated as of April 1, 1957, August 1, 1966, February 1, 1967, June 1, 1977, and August 9, 1978, respectively (incorporated herein by reference to Exhibits 4.26 through and including 4.30 to Puget Sound Energy's Registration Statement on Form S-3, filed March 13, 2009, Registration No. 333-157960).
		Exhibits 4.26 through 4.30: 4.26, 4.27, 4.28, 4.29, 4.30.
***	4.9	Twenty-second Supplemental Indenture to the Gas Utility First Mortgage, dated as of July 15, 1986 (incorporated herein by reference to Exhibit 4-B.20 to Washington Natural Gas Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1986, Commission File No. 0-951).
***	4.10	Twenty-seventh Supplemental Indenture to the Gas Utility First Mortgage, dated as of September 1, 1990 (incorporated herein by reference to Exhibit 4.12 to Post-Effective Amendment No. 2 to Puget Sound Energy’s Registration Statement on Form S-3, filed February 9, 2009, Registration No. 333-132497-01).
***	4.11	Twenty-eighth through Thirty-sixth Supplemental Indentures to the Gas Utility First Mortgage (incorporated herein by reference to Exhibit 4-A to Washington Natural Gas Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, Commission File No. 0-951; Exhibit 4-A to Washington Natural Gas Company’s Registration Statement on Form S-3, Registration No. 33-49599; Exhibit 4-A to Washington Natural Gas Company’s Registration Statement on Form S-3, Registration No. 33-61859; Exhibit 4.30 to Puget Sound Energy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 1-4393; Exhibits 4.22 and 4.23 to Puget Sound Energy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Commission File No. 1-4393; Exhibits 4.22 and 4.23 to Puget Sound Energy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Commission File No. 1-4393; and Exhibit 4.14 to Post-Effective Amendment No. 2 to Puget Sound Energy’s Registration Statement on Form S-3, filed February 9, 2009, Registration No. 333-132497-01).

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

	10.30
Form of Executive Employment Agreement with Executive Officers (incorporated herein by reference to Exhibit 10.1 to Puget Energy's and Puget Sound Energy's Current Report on Form 8-K, dated April 3, 2009, Commission file Nos. 1-16305 and 1-4393).

	10.31
Puget Sound Energy Inc. Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2009 (incorporated herein by reference to Exhibit 10.39 to Puget Energy's and Puget Sound Energy's Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

	10.32
Puget Sound Energy, Inc. Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2013. (incorporated herein by reference 10.35 to Puget Energy's and Puget Sound Energy's Report on Form 10-K for the fiscal year ended December 31, 2012, Commission File Nos. 1-16305 and 1-4393).

**	10.33
Puget Sound Energy, Inc. Amended and Restated Deferred Compensation Plan for Key Employees effective January 1, 2009. (incorporated herein by reference to Exhibit 10.40 to Puget Energy's and Puget Sound Energy's Report on Form 10-K for the fiscal year ended December 31, 20018, Commission File No. 1-6305).

**	10.34
Puget Sound Energy, Inc. Amended and Restated Deferred Compensation Plan for Nonemployee Directors effective January 1, 2009 (incorporated herein by reference to Exhibit 10.41 to Puget Energy's and Puget Sound Energy's Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393)

**	10.35
Summary of Director Compensation (incorporated herein by reference to Exhibit 10.38 to Puget Energy's and Puget Sound Energy's Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File No. 1-16305 and 1-4393.)

**	10.36
Puget Sound Energy, Inc. Supplemental Death Benefit Plan for Executive Employees, effective October1, 2000, as amended (incorporated herein by reference to Exhibit 10.45 to Puget Energy's and Puget Sound Energy's Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305).

**	10.37
Amendment to Puget Sound Energy, Inc. Supplemental Death Benefit Plan for Executive Employees, effective January 1, 2002, as amended (incorporated herein by reference to Exhibit 10.46 to Puget Energy's and Puget Sound Energy's Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.38
Puget Sound Energy, Inc. Supplemental Disability Plan for Executive Employees, effective October 1, 2000 as amended (incorporated herein by reference to Exhibit 10.47 to Puget Energy's and Puget Sound Energy's Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.39
Amendment to Puget Sound Energy, Inc. Supplemental Death Benefit Plan for Executive Employees, effective November 1, 2007, as amended (incorporated herein by reference to Exhibit 10.48 to Puget Energy's and Puget Sound Energy's Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.40
Puget Energy, Inc. Amended and Restated 2005 Long-Term Incentive Plan, effective January 21, 2016 (incorporated herein by reference to Exhibit 10.43 to Puget Energy's and Puget Sound Energy's Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File No. 1-16305 and 1-4393).

**	10.41
Credit Agreement dated October 25, 2017, among Puget Energy Inc., as Borrower, JPMorgan Chase Bank N.A., as Administrative Agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to Puget Energy's Current Report on Form 8-K, filed October 31, 2017, Commission File No. 1-16305).

	10.42
Credit Agreement dated October 25, 2017, among Puget Sound Energy, Inc., as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the lenders party thereto. (incorporated by reference to Exhibits 10.2 to Puget Sound Energy's Current Report on Form 8-K, filed October 31, 2017, Commission file No. 1-4393).

**	10.43
Purchase Agreement, dated June 4, 2018, between Puget Sound Energy, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Mizuho Securities USA LLC and each of the other underwriters named in Schedule A thereto (incorporated by reference herein to Exhibit 1.1 to Current Report on Form 8-K filed on June 5, 2018, Commission File No. 1-4393).

	10.44
Term Loan Agreement, dated October 1, 2018, among Puget Energy, Toronto Dominion (Texas) LLC, as Administrative Agent, and the lenders party thereto (incorporated by reference herein to Exhibit 10.1 to Current Report on Form 8-K filed on October 3, 2018, Commission file No. 1-16305 and 1-4393).

*	21.1	Subsidiaries of Puget Energy, Inc.
*	21.2	Subsidiaries of Puget Sound Energy, Inc.
*	23.1	Consent of PricewaterhouseCoopers LLP
*	31.1	Certification of Puget Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Mary E. Kipp.
*	31.2	Certification of Puget Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Daniel A. Doyle.
*	31.3	Certification of Puget Sound Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Mary E. Kipp
*	31.4	Certification of Puget Sound Energy, Inc. – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Daniel A. Doyle.
*	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Mary E. Kipp.
*	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Daniel A. Doyle.
*	101	Financial statements from the Annual Report on Form 10-K of Puget Energy, Inc. and Puget Sound Energy, Inc. for the fiscal year ended December 31, 2018, filed on February 20, 2019, formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).
*	101.INS	Inline XBRL Instance
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation
*	101.DEF	Inline XBRL Taxonomy Extension Definition
*	101.LAB	Inline XBRL Taxonomy Extension Label
*	101.PRE	Inline XBRL Taxonomy Extension Presentation
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________

*Filed herewith.
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

PUGET ENERGY, INC.		PUGET SOUND ENERGY, INC.

/s/ Mary E. Kipp		/s/ Mary E. Kipp
Mary E. Kipp		Mary E. Kipp
President and Chief Executive Officer		President and Chief Executive Officer

Date:	February 21, 2020	Date:	February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person son behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(Puget Energy and PSE unless otherwise noted)

/s/ Mary E. Kipp	President and	February 21, 2020
(Mary E. Kipp)	Chief Executive Officer

/s/ Daniel A. Doyle	Senior Vice President and
(Daniel A. Doyle)	Chief Financial Officer

/s/ Stephen J. King	Controller and Principal Accounting Officer
(Stephen J. King)

/s/ Scott Armstrong	Director
(Scott Armstrong)

/s/ Kenton Bradbury	Director
(Kenton Bradbury)

/s/ Steven W. Hooper	Director
(Steven W. Hooper)

/s/ Tom King	Director
(Tom King)

/s/ Richard Dinneny	Director
(Richard Dinneny)

/s/ Barbara Gordon	Director of PSE Only
(Barbara Gordon)

/s/ Christopher Hind	Director
(Christopher Hind )

/s/ Paul McMillan	Director
(Paul McMillan)

/s/ Mary O. McWilliams	Director
(Mary O. McWilliams)

/s/ Christopher Trumpy	Director
(Christopher Trumpy)

/s/ Martijn Verwoest	Director
(Martijn Verwoest)

/s/ Steven Zucchet	Director
(Steven Zucchet)