Form 10-Q
period 2020-03-31
PUGET ENERGY INC /WA
filed 2020-05-07
CIK 1085392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

●	Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;
●	Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by products of electric generation (including coal ash or other substances), natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;
●	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
●	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
●	Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires and landslides, and other acts of God, terrorism, asset-based or cyber-based attacks, pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;
●	The impact of widespread health developments, including the recent global coronavirus (COVID–19) pandemic, and responses to such developments (such as voluntary and mandatory quarantines, including government stay at home orders, as well as shut downs and other restrictions on travel, commercial, social and other activities) could materially and adversely affect, among other things, electric and natural gas demand, customers’ ability to pay, supply chains, availability of skilled work-force, contract counterparties, liquidity and financial markets;

●	Commodity price risks associated with procuring natural gas and power in wholesale markets from creditworthy counterparties;
●	Wholesale market disruption, which may result in a deterioration of market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, negatively affect wholesale energy prices and/or impede PSE's ability to manage its energy portfolio risks and procure energy supply, affect the availability and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
●	Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
●	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
●	PSE electric or natural gas distribution system failure, blackouts or large curtailments of transmission systems (whether PSE's or others'), or failure of the interstate natural gas pipeline delivering to PSE's system, all of which can affect PSE's ability to deliver power or natural gas to its customers and generating facilities;
●	Electric plant generation and transmission system outages, which can have an adverse impact on PSE's expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive generation resource;
●	The ability to restart generation following a regional transmission disruption;
●	The ability of a natural gas or electric plant to operate as intended;
●	Changes in climate or weather conditions in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
●	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
●	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
●	Variable wind conditions, which can impact PSE's ability to generate electricity from wind facilities;
●	The ability to renew contracts for electric and natural gas supply and the price of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
●	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
●	Employee workforce factors including strikes; work stoppages; absences due to pandemics, accidents, natural disasters or other significant, unforeseeable events; availability of qualified employees or the loss of a key executive;
●	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
●	The ability to maintain effective internal controls over financial reporting and operational processes;
●	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally; and
●	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Item 1A, “Risk Factors” in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2019.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating revenue:
Electric	$669,090	$798,928
Natural Gas	371,031	304,668
Other	6,009	11,243
Total operating revenue	1,046,130	1,114,839
Operating expenses:
Energy costs:
Purchased electricity	165,742	270,702
Electric generation fuel	63,624	77,199
Residential exchange	(24,634)	(25,163)
Purchased natural gas	154,876	99,387
Unrealized (gain) loss on derivative instruments, net	48,541	(15,187)
Utility operations and maintenance	154,922	157,955
Non-utility expense and other	12,962	13,757
Depreciation & Amortization	164,816	180,697
Conservation amortization	27,393	33,286
Taxes other than income taxes	105,504	108,746
Total operating expenses	873,746	901,379
Operating income(loss)	172,384	213,460
Other income (expense):
Other income	14,059	13,564
Other expense	(2,282)	(1,776)
Interest charges:
AFUDC	3,643	3,350
Interest expense	(88,884)	(88,016)
Income (loss) before income taxes	98,920	140,582
Income tax (benefit) expense	3,984	8,428
Net income (loss)	$94,936	$132,154

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$94,936	$132,154
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,373 and $25, respectively	5,170	92
Other comprehensive income (loss)	5,170	92
Comprehensive income (loss)	$100,106	$132,246

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2020	December 31, 2019
Utility plant (at original cost, including construction work in progress of $649,600 and $591,199 respectively):
Electric plant	$8,916,451	$8,811,889
Natural gas plant	4,000,428	3,916,040
Common plant	1,104,162	1,096,649
Less: Accumulated depreciation and amortization	(3,355,008)	(3,236,240)
Net utility plant	10,666,033	10,588,338
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	285,262	286,975
Total other property and investments	1,941,775	1,943,488
Current assets:
Cash and cash equivalents	10,614	45,259
Restricted cash	31,388	20,887
Accounts receivable, net of allowance for doubtful accounts of $9,814 and $8,294, respectively	320,525	316,352
Unbilled revenue	196,364	224,657
Materials and supplies, at average cost	114,612	115,684
Fuel and natural gas inventory, at average cost	37,586	52,083
Unrealized gain on derivative instruments	14,906	23,626
Prepaid expense and other	27,253	27,504
Power contract acquisition adjustment gain	10,769	9,067
Total current assets	764,017	835,119
Other long-term and regulatory assets:
Power cost adjustment mechanism	46,278	41,745
Purchased gas adjustment receivable	91,337	132,766
Regulatory assets related to power contracts	13,731	14,146
Other regulatory assets	665,927	673,021
Unrealized gain on derivative instruments	3,718	7,682
Power contract acquisition adjustment gain	91,295	147,530
Operating lease right-of-use asset	180,188	183,048
Other	89,665	92,980
Total other long-term and regulatory assets	1,182,139	1,292,918
Total assets	$14,553,964	$14,659,863

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2020	December 31, 2019
Capitalization
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	847,782	775,491
Accumulated other comprehensive income (loss), net of tax	(78,979)	(84,149)
Total common shareholder’s equity	4,077,760	4,000,299
Long-term debt:
First mortgage bonds and senior notes	4,212,000	4,212,000
Pollution control bonds	161,860	161,860
Long-term debt	1,765,500	1,758,100
Debt discount issuance costs and other	(208,542)	(211,635)
Total long-term debt	5,930,818	5,920,325
Total capitalization	10,008,578	9,920,624
Current liabilities:
Accounts payable	279,048	325,913
Short-term debt	76,000	176,000
Current maturities of long-term debt	452,412	452,412
Accrued expenses:
Taxes	121,157	99,979
Salaries and wages	32,853	50,091
Interest	80,001	74,855
Unrealized loss on derivative instruments	41,709	13,428
Power contract acquisition adjustment loss	2,332	2,418
Operating lease liabilities	16,183	15,862
Other	111,538	107,809
Total current liabilities	1,213,233	1,318,767
Other long-term and regulatory liabilities:
Deferred income taxes	841,871	824,720
Unrealized loss on derivative instruments	29,506	12,693
Regulatory liabilities	705,212	730,879
Regulatory liability for deferred income taxes	939,004	946,179
Regulatory liabilities related to power contracts	102,064	156,597
Power contract acquisition adjustment loss	11,399	11,728
Operating lease liabilities	170,638	174,327
Other deferred credits	532,459	563,349
Total long-term and regulatory liabilities	3,332,153	3,420,472
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$14,553,964	$14,659,863

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	200	$—	$3,308,957	$629,003	$(77,202)	$3,860,758
Net income (loss)	—	—	—	132,154	—	132,154
Common stock dividend paid	—	—	—	(35,994)	—	(35,994)
Other comprehensive income (loss)	—	—	—	—	92	92
Balance at March 31, 2019	200	$—	$3,308,957	$725,163	$(77,110)	$3,957,010
Balance at December 31, 2019	200	$—	$3,308,957	$775,491	$(84,149)	$4,000,299
Net income (loss)	—	—	—	94,936	—	94,936
Common stock dividend paid	—	—	—	(22,645)	—	(22,645)
Other comprehensive income (loss)	—	—	—	—	5,170	5,170
Balance at March 31, 2020	200	$—	$3,308,957	$847,782	$(78,979)	$4,077,760

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net Income (loss)	$94,936	$132,154
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164,816	180,697
Conservation amortization	27,393	33,286
Deferred income taxes and tax credits, net	8,602	11,401
Net unrealized (gain) loss on derivative instruments	48,541	(15,187)
AFUDC - equity	(5,603)	(3,597)
Production tax credit utilization	(23,543)	(27,131)
Other non-cash	(6,075)	3,722
Regulatory assets and liabilities	(16,865)	(15,838)
Purchased gas adjustment	41,429	(137,092)
Other long term assets and liabilities	(27,016)	(13,463)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	24,120	(24,413)
Materials and supplies	1,072	(4,063)
Fuel and natural gas inventory	14,497	13,190
Prepayments and other	251	(5,964)
Purchased gas adjustment	—	9,921
Accounts payable	(45,236)	45,827
Taxes payable	21,178	11,140
Other	(11,126)	3,607
Net cash provided by (used in) operating activities	311,371	198,197
Investing activities:
Construction expenditures - excluding equity AFUDC	(223,707)	(227,807)
Other	(233)	264
Net cash provided by (used in) investing activities	(223,940)	(227,543)
Financing activities:
Change in short-term debt, net	(100,000)	52,703
Dividends paid	(22,645)	(35,994)
Proceeds from long-term debt and bonds issued	7,400	13,400
Other	3,670	6,714
Net cash provided by (used in) financing activities	(111,575)	36,823
Net increase (decrease) in cash, cash equivalents, and restricted cash	(24,144)	7,477
Cash, cash equivalents, and restricted cash at beginning of period	66,146	55,562
Cash, cash equivalents, and restricted cash at end of period	$42,002	$63,039
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$78,636	$46,036
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$56,699	$77,400

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating revenue:
Electric	$669,090	$798,928
Natural Gas	371,031	304,668
Other	6,009	11,243
Total operating revenue	1,046,130	1,114,839
Operating expenses:
Energy costs:
Purchased electricity	165,742	270,702
Electric generation fuel	63,624	77,199
Residential exchange	(24,634)	(25,163)
Purchased natural gas	154,876	99,387
Unrealized (gain) loss on derivative instruments, net	48,541	(15,187)
Utility operations and maintenance	154,922	157,955
Non-utility expense and other	12,735	13,077
Depreciation & Amortization	164,771	180,678
Conservation amortization	27,393	33,286
Taxes other than income taxes	105,504	108,746
Total operating expenses	873,474	900,680
Operating income(loss)	172,656	214,159
Other income (expense):
Other income	11,283	10,549
Other expense	(2,282)	(1,776)
Interest charges:
AFUDC	3,643	3,350
Interest expense	(60,714)	(60,150)
Income (loss) before income taxes	124,586	166,132
Income tax (benefit) expense	13,265	18,830
Net income (loss)	$111,321	$147,302

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$111,321	$147,302
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $2,047 and $668, respectively	7,710	2,510
Amortization of treasury interest rate swaps to earnings, net of tax of $26 and $26, respectively	96	96
Other comprehensive income (loss)	7,806	2,606
Comprehensive income (loss)	$119,127	$149,908

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2020	December 31, 2019
Utility plant (at original cost, including construction work in progress of $649,600 and $591,199 respectively):
Electric plant	$10,768,636	$10,671,328
Natural Gas plant	4,561,810	4,478,048
Common plant	1,128,888	1,121,568
Less: Accumulated depreciation and amortization	(5,793,301)	(5,682,606)
Net utility plant	10,666,033	10,588,338
Other property and investments:
Other property and investments	80,929	81,112
Total other property and investments	80,929	81,112
Current assets:
Cash and cash equivalents	9,433	44,004
Restricted cash	31,388	20,887
Accounts receivable, net of allowance for doubtful accounts of $9,814 and $8,294, respectively	321,630	319,229
Unbilled revenue	196,364	224,657
Materials and supplies, at average cost	114,612	115,684
Fuel and natural gas inventory, at average cost	36,321	50,818
Unrealized gain on derivative instruments	14,906	23,626
Prepaid expense and other	27,253	27,504
Total current assets	751,907	826,409
Other long-term and regulatory assets:
Power cost adjustment mechanism	46,278	41,745
Purchased gas adjustment receivable	91,337	132,766
Other regulatory assets	665,927	673,021
Unrealized gain on derivative instruments	3,718	7,682
Operating lease right-of-use asset	180,188	183,048
Other	87,743	90,924
Total other long-term and regulatory assets	1,075,191	1,129,186
Total assets	$12,574,060	$12,625,045

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2020	December 31, 2019
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,485,105	3,485,105
Retained earnings	808,720	751,193
Accumulated other comprehensive income (loss), net of tax	(180,671)	(188,477)
Total common shareholder’s equity	4,114,013	4,048,680
Long-term debt:
First mortgage bonds and senior notes	4,212,000	4,212,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(37,248)	(37,718)
Total long-term debt	4,336,612	4,336,142
Total capitalization	8,450,625	8,384,822
Current liabilities:
Accounts payable	288,150	325,980
Short-term debt	76,000	176,000
Current maturities of long-term debt	2,412	2,412
Accrued expenses:
Taxes	126,827	99,977
Salaries and wages	32,853	50,091
Interest	57,582	48,917
Unrealized loss on derivative instruments	41,709	13,428
Operating lease liabilities	16,183	15,862
Other	111,538	107,809
Total current liabilities	753,254	840,476
Other long-term and regulatory liabilities:
Deferred income taxes	998,630	977,163
Unrealized loss on derivative instruments	29,506	12,693
Regulatory liabilities	703,947	729,614
Regulatory liabilities for deferred income tax	939,759	946,936
Operating lease liabilities	170,638	174,327
Other deferred credits	527,701	559,014
Total long-term and regulatory liabilities	3,370,181	3,399,747
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$12,574,060	$12,625,045

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	85,903,791	$859	$3,275,105	$622,844	$(190,884)	$3,707,924
Net income (loss)	—	—	—	147,302	—	147,302
Common stock dividend paid	—	—	—	(64,604)	—	(64,604)
Other comprehensive income (loss)	—	—	—	—	2,606	2,606
Balance at March 31, 2019	85,903,791	$859	$3,275,105	$705,542	$(188,278)	$3,793,228
Balance at December 31, 2019	85,903,791	$859	$3,485,105	$751,193	$(188,477)	$4,048,680
Net income (loss)	—	—	—	111,321	—	111,321
Common stock dividend paid	—	—	—	(53,794)	—	(53,794)
Other comprehensive income (loss)	—	—	—	—	7,806	7,806
Balance at March 31, 2020	85,903,791	$859	$3,485,105	$808,720	$(180,671)	$4,114,013

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net Income (loss)	$111,321	$147,302
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164,771	180,678
Conservation amortization	27,393	33,286
Deferred income taxes and tax credits, net	12,215	19,293
Net unrealized (gain) loss on derivative instruments	48,541	(15,187)
AFUDC - equity	(5,603)	(3,597)
Production tax credit utilization	(23,543)	(27,131)
Other non-cash	(8,711)	1,109
Regulatory assets and liabilities	(16,865)	(15,838)
Purchased gas adjustment	41,429	(137,092)
Other long term assets and liabilities	(23,801)	(11,959)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	25,892	(19,711)
Materials and supplies	1,072	(4,063)
Fuel and natural gas inventory	14,497	13,190
Prepayments and other	251	(5,964)
Purchased gas adjustment	—	9,921
Accounts payable	(36,201)	45,714
Taxes payable	26,850	13,650
Other	(7,607)	8,006
Net cash provided by (used in) operating activities	351,901	231,607
Investing activities:
Construction expenditures - excluding equity AFUDC	(225,612)	(218,006)
Other	(233)	264
Net cash provided by (used in) investing activities	(225,845)	(217,742)
Financing activities:
Change in short-term debt, net	(100,000)	52,703
Dividends paid	(53,794)	(64,604)
Other	3,668	6,712
Net cash provided by (used in) financing activities	(150,126)	(5,189)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(24,070)	8,676
Cash, cash equivalents, and restricted cash at beginning of period	64,891	53,493
Cash, cash equivalents, and restricted cash at end of period	$40,821	$62,169
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$47,115	$43,181
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$56,699	$77,400

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)Summary of Consolidation and Significant Accounting Policy

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

Allowance for Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (ASC 326) which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables, loan receivables, and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. The only financial assets within the scope of ASU 2016-13 for the Company are trade receivables.
The Company adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company did not record an adjustment to retained earnings as of January 1, 2020, for the cumulative effect of adopting ASU 2016-13, as the impact was immaterial.
Management measures expected credit losses on trade receivables on a collective basis by receivable type, which include electric retail receivables, gas retail receivables, and electric wholesale receivables. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
The following table presents the activity in the allowance for credit losses for accounts receivable for the quarter ended March 31, 2020:

March 31, 2020
Allowance for credit losses:
Beginning balance	$8,294
Provision for credit loss expense	4,894
Receivables charged-off	(3,374)
Total ending allowance balance	$9,814

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
If delayed, the construction schedule and costs may be adversely impacted. Pursuant to an order by the Washington Utilities and Transportation Commission (Washington Commission), PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $198.0 million and $199.9 million of construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of March 31, 2020 and December 31, 2019, respectively. Additionally, $0.3 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for each of the three months ended March 31, 2020, and March 31, 2019, respectively. Additionally, $173.5 million and $162.8 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of March 31, 2020 and December 31, 2019, respectively, as PSE is a regulated entity.

(2)  New Accounting Pronouncements

Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The amendments in the update change how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASU 2016-13 is effective for interim and annual periods beginning on or after December 15, 2019. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance and net investments in leases recognized by a lessor in accordance with Topic 842.
The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon implementation as of January 1, 2020, the impact was immaterial and the Company did not record a transition adjustment to retained earnings.

Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this update as of January 1, 2020, and it impacted Note 5, "Fair Value Measurements". As the amendment contemplates changes in disclosures only, it has no material impact on the Company's results of operations, cash flows, or consolidated balance sheets.

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020): ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The Company has term loans, credit agreements, and promissory notes that reference LIBOR. As of March 31, 2020, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

Accounting Standards Issued but Not Yet Adopted
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
The amendments in this update are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Accordingly, the Company will implement this update as of December 31, 2020. The Company is in the process of evaluating potential impacts of these amendments to the required annual retirement benefits disclosures.

(3) Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31,
Revenue from contracts with customers:	2020	2019
Electric retail	$607,693	$637,189
Natural gas retail	365,637	322,560
Other	43,774	135,696
Total revenue from contracts with customers	1,017,104	1,095,445
Alternative revenue programs	1,150	(25,231)
Other non-customer revenue	27,876	44,625
Total operating revenue	$1,046,130	$1,114,839

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	March 31, 2020			December 31, 2019
(Dollars in Thousands)	Volumes	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$11,028	$57,140	*	$19,933	$17,504
Natural gas derivatives (MMBtus)[3]	292.1 million	7,596	14,075	315.5 million	11,375	8,617
Total derivative contracts		$18,624	$71,215		$31,308	$26,121
Current		$14,906	$41,709		$23,626	$13,428
Long-term		3,718	29,506		7,682	12,693
Total derivative contracts		$18,624	$71,215		$31,308	$26,121
_______________
1 Balance sheet classification: Current and Long-term Unrealized gain on derivative instruments.
2 Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.
3 All fair value adjustments on derivatives relating to the natural gas business have been deferred in accordance with ASC 980, “Regulated Operations,” due to the purchased gas adjustment (PGA) mechanism. The net derivative asset or liability and offsetting regulatory liability or asset are related to contracts used to economically hedge the cost of physical gas purchased to serve natural gas customers.
* Electric portfolio derivatives consist of electric generation fuel of 230.8 million One Million British Thermal Units (MMBtu) and purchased electricity of
8.2 million Megawatt Hours (MWhs) at March 31, 2020, and 229.3 million MMBtus and 10.4 million MWhs at December 31, 2019.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At March 31, 2020
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$18,624	$—	$18,624	$(16,598)	$—	$2,026
Liabilities:
Energy derivative contracts	$71,215	$—	$71,215	$(16,598)	$2,000	$56,617

Puget Energy and Puget Sound Energy	At December 31, 2019
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$31,308	$—	$31,308	$(14,922)	$—	$16,386
Liabilities:
Energy derivative contracts	$26,121	$—	$26,121	$(14,922)	$2,000	$13,199
_______________
1 All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Classification	2020	2019
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$(9,755)	$14,961
Realized	Electric generation fuel	1,296	13,328
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(38,786)	226
Realized	Purchased electricity	(5,935)	36,292
Total gain (loss) recognized in income on derivatives		$(53,180)	$64,807

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2020, approximately 97.3% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 2.7% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of March 31, 2020, PSE had cash posted as collateral of $18.5 million related to contracts executed on the ICE platform. Also, as of March 31, 2020, PSE had $6.2 million in a letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended March 31, 2020.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31, 2020			At December 31, 2019
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$30,427	$—	$30,427	$6,110	$—	$6,110
Requested credit for adequate assurance	6,107	—	—	5,253	—	—
Forward value of contract[3]	10,143	—	N/A	—	14,827	N/A
Total	$46,677	$—	$30,427	$11,363	$14,827	$6,110
_______________
1 Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.
2 Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.
3. Collateral requirements may vary, based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments totaling $51.5 million at both March 31, 2020 and December 31, 2019, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At March 31, 2020		At December 31, 2019
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$5,515,318	$6,930,219	$5,512,225	$7,004,316
Long-term debt (variable-rate)	2	415,500	415,500	408,100	408,100
Total liabilities		$5,930,818	$7,345,719	$5,920,325	$7,412,416

Puget Sound Energy		At March 31, 2020		At December 31, 2019
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,336,612	$5,563,257	$4,336,142	$5,571,818
Total liabilities		$4,336,612	$5,563,257	$4,336,142	$5,571,818
_______________
1 The carrying value includes debt issuances costs of $23.3 million and $24.1 million for March 31, 2020 and December 31, 2019, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $24.0 million and $24.4 million for March 31, 2020 and December 31, 2019, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At March 31. 2020			Fair Value At December 31, 2019
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$10,525	$503	$11,028	$19,282	$651	$19,933
Natural gas derivative instruments	6,321	1,275	7,596	9,852	1,523	11,375
Total assets	$16,846	$1,778	$18,624	$29,134	$2,174	$31,308
Liabilities:
Electric derivative instruments	$30,331	$26,809	$57,140	$13,474	$4,030	$17,504
Natural gas derivative instruments	13,892	183	14,075	8,376	241	8,617
Total liabilities	$44,223	$26,992	$71,215	$21,850	$4,271	$26,121

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2020			2019
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(3,379)	$1,282	$(2,097)	$1,362	$1,673	$3,035
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	(24,552)	—	(24,552)	12,325	—	12,325
Included in regulatory assets / liabilities	—	323	323	—	1,897	1,897
Settlements	1,626	(513)	1,113	(13,483)	(1,100)	(14,583)
Transferred into Level 3	—	—	—	4,391	(398)	3,993
Transferred out of Level 3	—	—	—	417	686	1,103
Balance at end of period	$(26,305)	$1,092	$(25,213)	$5,012	$2,758	$7,770
_______________
1. Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of zero and $3.1 million for three months ended March 31, 2020 and 2019, respectively.

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
The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs. The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. The weighted average price is calculated as the total market value divided by the total volume of the Company's Level 3 electric and gas commodity contracts, respectively, as of the reporting date.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of March 31, 2020:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$503	$26,809	Discounted cash flow	Power prices (per MWh)	$6.00	$38.45	$29.59
Natural gas	$1,275	$183	Discounted cash flow	Natural gas prices (per MMBtu)	$1.34	$2.78	$1.85
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2019:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$651	$4,030	Discounted cash flow	Power prices (per MWh)	$9.00	$43.85	$33.99
Natural gas	$1,523	$241	Discounted cash flow	Natural gas prices (per MMBtu)	$1.25	$3.18	$2.47
___________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of March 31, 2020, and December 31, 2019, a hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $5.1 million and $2.5 million, respectively.

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
As of March 31, 2020, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations". Differences between the fair market value and the carrying value of assets held as PSE were recorded at PE. The Rocky Reach contract was determined to be impaired due to a decrease in forward prices for this contract of 7.6% from December 31, 2019, causing an impairment of $52.6 million. While this impairment of the intangible asset held at PE is the result of a decline in forward prices and the corresponding valuation impact, the underlying power purchase contract is included within rates at PSE.

The following table presents the impairment recorded to the Company's intangible asset contracts, with corresponding reductions to the regulatory liability:

Puget Energy
(Dollars in Thousands)
Valuation Date	Contract Name	Carrying Value	Fair Value	Write Down
March 31, 2020	Rocky Reach	$147,168	$94,603	$52,565

The valuations were measured using a discounted cash flow, income-based valuation methodology. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates classified as Level 3 within the fair value hierarchy. The unobservable input averages disclosed below represent the arithmetic average of the inputs and are not weighted by volume. A less significant input is the discount rate reflective of a market participant's cost of capital used in the valuation.
The following table presents the significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value:

Puget Energy
Valuation Date	Unobservable Input	Low	High	Average
March 31, 2020	Power prices (per MWh)	$10.23	$29.05	$20.88
	Power contract costs per quarter (in thousands)	6,308	7,085	6,468
December 31, 2019	Power prices (per MWh)	$11.75	$31.44	$22.53
	Power contract costs per quarter (in thousands)	$6,237	$7,087	$6,421

(6) Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  Starting with January 1, 2014, all the United Association of Plumbers and Pipefitters (UA) represented employees will receive annual pay contributions of 4.0% of eligible pay each year in the cash balance formula plan of the defined benefit pension. Starting January 1, 2014, for non-represented employees, and December 12, 2014, for employees represented by the International Brotherhood of Electrical Workers Union (IBEW), participants will receive annual employer contributions of 4.0% of eligible pay each year in the cash balance formula of the defined benefit pension or 401k plan account. Those employees receiving contributions in the cash balance formula plan also receive interest credits, which are at least 1.0% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, they will have annuity and lump sum options for distribution. PSE also has a non-qualified Supplemental Executive Retirement Plan (SERP) for certain key senior management employees that closed to new participants in 2019. PSE has an officer restoration benefit for new officers who join PSE or are promoted beginning in 2019, such that company contributions under PSE’s applicable tax-qualified plan, which otherwise would have been earned if not for IRS limitations, are credited to an account with the Deferred Compensation Plan.
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
The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2020 and 2019:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$5,997	$5,287	$228	$256	$49	$16
Interest cost	6,298	7,216	378	578	91	112
Expected return on plan assets	(12,502)	(12,624)	—	—	(97)	(97)
Amortization of prior service cost	(495)	(495)	87	83	—	—
Amortization of net loss (gain)	1,981	251	586	341	(22)	(63)
Net periodic benefit cost	$1,279	$(365)	$1,279	$1,258	$21	$(32)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$5,997	$5,287	$228	$256	$49	$16
Interest cost	6,298	7,216	378	578	91	112
Expected return on plan assets	(12,504)	(12,628)	—	—	(97)	(98)
Amortization of prior service cost	(393)	(393)	87	83	—	—
Amortization of net loss (gain)	4,656	3,165	659	433	(36)	(109)
Net periodic benefit cost	$4,054	$2,647	$1,352	$1,350	$7	$(79)

The following table summarizes the Company’s change in benefit obligation for the periods ended March 31, 2020 and December 31, 2019:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended	Year Ended	Three Months Ended	Year Ended	Three Months Ended	Year Ended
(Dollars in Thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Change in benefit obligation:
Benefit obligation at beginning of period	$774,305	$677,643	$63,000	$55,708	$11,627	$10,636
Amendments	—	—	—	—	—	9,049
Service cost	5,997	22,656	228	1,023	49	61
Interest cost	6,298	28,913	378	2,314	91	410
Curtailment Loss / (Gain)	—	—	—	—	—	(7,486)
Actuarial loss (gain)	—	84,272	(478)	6,756	—	(287)
Benefits paid	(11,250)	(36,740)	(13,649)	(2,801)	(251)	(982)
Medicare part D subsidy received	—	—	—	—	—	226
Administrative Expense	—	(2,439)	—	—	—	—
Benefit obligation at end of period	$775,350	$774,305	$49,479	$63,000	$11,516	$11,627

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2020, are expected to be at least $18.0 million, $26.1 million and $0.3 million, respectively. During the three months ended March 31, 2020, the Company contributed $13.6 million to fund the SERP. During the three months ended March 31, 2019, the Company contributed $0.5 million to fund the SERP. The Company contributed an immaterial amount to fund the other postretirement plans.

(7) Regulation and Rates

General Rate Case
PSE filed a general rate case (GRC) with the Washington Commission on June 20, 2019 requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. PSE requested a return on equity of 9.8% with an overall rate of return of 7.62%. In addition to the traditional areas of focus (revenue requirements, cost allocation, rate design and cost of capital), the Company completed an attrition study and included a portion of the attrition revenue requirement in the overall request in order address the expected regulatory lag in the rate year. Additionally, as the non-plant related excess deferred taxes that resulted from the Tax Cuts and Jobs Act (TCJA) remained outstanding from PSE’s Expedited Rate Filing (ERF) as discussed below, PSE requested in its GRC to pass back the amounts over four years. On September 17, 2019, PSE filed supplemental testimony, which provided certain updates to the original filing, but did not impact the requested overall electric and natural gas rate increases, return on equity or overall rate of return as originally filed. On January 15, 2020, PSE filed rebuttal testimony which included a reduction to the requested return on equity to 9.5%, which decreased the rate of return to 7.48%. The requested rate increase for both electric and natural gas remained at 6.9% and 7.9%, respectively. For both electric and natural gas PSE did not originally request its full attrition adjustment; therefore, the decrease in return on equity led to a reduction in the electric rate increase of only $1.5 million and did not have an impact on the natural gas rate increase.
On March 17, 2020, PSE filed with the Commission a Motion to Extend the Suspension Date (Motion). In its Motion, PSE requested and agreed to waive the statutory deadline associated with the GRC Dockets for up to 60 days, from May 20, 2020, to July 20, 2020. PSE explained in its Motion that, in recent weeks, COVID-19 has caused an unprecedented global health crisis impacting nearly all aspects of society, and that residents and businesses in the Company’s service territory have been severely impacted. PSE believes extending the suspension date in this proceeding would help mitigate the effects of any rate increases on customers, and would benefit the Commission to the extent there are any disruptions or delays to Commission operations as a result of the virus or its operational response thereto. On March 17, 2020, the Commission granted PSE's Motion and extended the suspension date until July 20, 2020.

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
On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms that resolved all issues in the filing. The settlement agreement was filed on January 30, 2019. The parties agreed to a $21.5 million rate increase for natural gas and no rate increase for electric which became effective March 1, 2019. As is discussed below, these rates include the offsetting effect of passing back to customers plant related excess deferred income taxes that resulted from the TCJA, using the average rate assumption method (ARAM) amounts to arrive at the settlement rate changes.
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
1)excess deferred taxes for non-plant-related book/tax differences for periods prior to March 1, 2019,
2)the deferred balance associated with the over-collection of income tax expense for the period January 1 through April 30, 2018, (the time period that encompasses the effective date of the TCJA to May 1, 2018, the effective date of the TCJA rate change); and
3)the turnaround of plant related excess deferred income taxes using the ARAM method for the period from January 2018 through February 2019, the rate effective date for the ERF.
The settlement agreement provides that PSE may defer the depreciation expense associated with PSE’s ongoing investment in its advanced metering infrastructure (AMI) investment and may defer the return on the AMI investment that was included in the test year of the filing. The settlement agreement preserves the parties' rights to argue whether or not these deferrals should be recovered in the Company’s 2019 GRC. The rate of return adopted in the settlement for reporting and deferral purposes is 7.49%. On February 21, 2019, the Washington Commission approved the settlement with one condition: PSE must pass back the deferred balance associated with the tax over-collection of $34.6 million for the period from January 1, 2018, through April 30, 2018, over a one-year period which ends May 1, 2020.

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017, requesting deferred accounting treatment for the impacts of tax reform.  The requested deferral accounting treatment resulted in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes for GAAP purposes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35.0% to 21.0%. The overall impact of the rate change, based on the annual period from May 2018 through April 2019, is a revenue decrease of $72.9 million, or 3.4% for electric and $23.6 million, or 2.7% for natural gas and became effective May 1, 2018, by operation of law.
The March 30, 2018, rate change filing did not address excess deferred taxes or the deferred balance associated with the over-collection of income tax expense of $34.6 million for the period January 1 through April 30, 2018, (the time period that encompasses the effective date of the TCJA through May 1, 2018, the effective date of the rate change). The $34.6 million tax over-collection decreased PSE's revenue and increased the regulatory liability for a refund to customers.
As a result of the Washington Commission's final order in the ERF, the excess deferred taxes associated with non-plant-related book/tax differences and the treatment of the excess deferred taxes associated with plant related book/tax differences from January 1, 2018, through February 28, 2019, was addressed in PSE’s GRC, which was filed on June 20, 2019. The Washington Commission also required in the ERF order that PSE pass back the deferred balance associated with the tax over-

collection for the period from January 1, 2018, through April 30, 2018, as discussed above, over a one-year period which began May 1, 2019. Per PSE’s Schedule 141Y tariff, following the May 2019 through April 2020 refund period, if the residual balance of credit owned to customers will be greater than $0.1 million, PSE will submit a filing no later than July 31, 2020 with a proposal of passing back the residual balance effective September 1, 2020 through August 31, 2021.

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms assist in mitigating the impact of weather on operating revenue and net income. Since 2013, the Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs from most residential, commercial and industrial customers to mitigate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues are recovered on a per customer basis regardless of actual consumption levels. PSE's energy supply costs, which are part of the PCA and PGA mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption. Following each calendar year, PSE will recover from, or refund to, customers the difference between allowed decoupling revenue and the corresponding actual revenue during the following May to April time period.
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
On March 31, 2020, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and a corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no adjustment was booked to 2020 decoupling revenue.

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
For the three months ended March 31, 2020, in its PCA mechanism, PSE under recovered its allowable costs by $25.1 million of which $4.0 million was apportioned to customers and $0.5 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $43.1 million for the three months ended March 31, 2019, of which $14.3 million was apportioned to customers and accrued no interest on the total deferred customer balance. Power costs were higher than the allowed baseline in the first quarter of 2020 which led to an increase in the PCA deferral, although it was a lower under-collection compared to the same period in 2019, which also saw actual power costs that were higher than the baseline but by a larger margin, resulting in a higher under-collection. The higher under-collection in 2019 was the result of high power prices in the first quarter of 2019 which were due to cold weather in February and early March of 2019, which drove regional loads and demand for power up, and Westcoast pipeline capacity limitations, which contributed to higher natural gas and power prices.

Purchased Gas Adjustment
On April 25, 2019, the Washington Commission approved PSE’s request for an out-of-cycle change to PGA rates with the rate change taking effect May 1, 2019. The out-of-cycle PGA filing was needed to begin amortizing a large PGA commodity deferral balance that had grown due to higher than projected commodity costs during the 2018/19 winter. These higher than projected commodity costs were primarily due to an October 9, 2018, rupture and subsequent explosion on Westcoast Pipeline which is one of the major pipelines feeding PSE’s distribution system. The pipeline was repaired in October 2018, however supply capacity on the pipeline was limited over the 2018/19 winter leading to higher prices. February weather was also much colder than normal which also increased the demand for natural gas. The amortization period will be from May 2019 through April 2020. Following the recovery period, any remaining balances of the out-of-cycle PGA supplemental filing will be rolled into regular annual PGA filing effective November 1, 2020.
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
As of December 31, 2018, PSE had a beginning PGA receivable balance of $9.9 million. For the three months ended March 31, 2019, PSE incurred actual natural gas costs of $224.7 million, of which $98.1 million was recovered through rates. The difference between actual and allowed costs, less interest $0.6 million, resulted in a PGA receivable of $137.1 million. As of December 31, 2019, PSE had a beginning PGA receivable balance of $132.8 million. For three months ended March 31, 2020, PSE incurred actual natural gas costs of $114.4 million, of which $157.2 million was recovered through rates. The difference between actual and allowed costs, plus interest of $1.4 million, resulted in a PGA receivable of $91.3 million.

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get To Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. As of March 31, 2020 and December 31, 2019, PSE had deferred GTZ depreciation expense balances of $31.3 million and $21.7 million, respectively. In addition to the depreciation expense deferral, PSE requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the Company’s currently authorized after tax rate of return, or 6.89% per the 2018 ERF. As of March 31, 2020 and December 31, 2019, PSE has a deferred carrying charge balance of $1.2 million and $0.5 million, respectively. The GTZ accounting petition was consolidated with PSE’s 2019 GRC and is currently being reviewed by the Washington Commission.

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective Tariff WN U-60. The purpose of this filing is to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program puts to immediate use $11.0 million in unspent low income funds from prior years, and supplements other forms of financial assistance. The program does not require an increase to rates and is fully compatible with other low income programs. The program will automatically end when all of the funds are disbursed. Based on the COVID-19 pandemic and resulting state of emergency, the Washington Commission allowed the tariff revisions to become effective on April 13, 2020.

Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the three months ended March 31, 2020, PSE incurred $9.9 million in storm-related electric transmission and distribution system restoration costs, of which no amount was deferred as a regulatory asset. This compares to $38.4 million incurred in storm-related electric transmission and distribution system restoration costs for the three months ended March 31, 2019, of which the Company deferred $1.1 million and $26.4 million as regulatory assets related to storms that occurred in 2018 and 2019, respectively. Under the December 5, 2017, Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

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
On December 10, 2019, PSE announced its intention to sell its interest in Colstrip Unit 4 to NorthWestern Energy for $1. Under the agreement with NorthWestern Energy, PSE would retain its obligation to fund 25% of the environmental remediation and decommissioning costs associated with Unit 4 during PSE's operation. The agreement is subject to approval by the Washington Commission and the Montana Public Service Commission. Additionally, PSE has agreed to enter into a power purchase agreement with NorthWestern Energy for 90 MW through 2025 to facilitate the transition, and sell a portion of its dedicated Colstrip transmission system, conditioned upon regulatory approval. Other Colstrip owners and other external parties have intervened in the pending regulatory review of this transaction, and one Colstrip owner has exercised its contractual right to purchase its pro rata share of the interest to be sold by PSE. For accounting purposes, management has evaluated the applicable held for sale criteria as of December 31, 2019, and determined that these criteria were not met. As such, Colstrip Unit 4 is classified as Electric Utility Plant on the balance sheet, see Note 6, "Utility Plant," to the consolidated financial statements in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2019.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, during the three months ended March 31, 2020, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $473.7 million through 2037.
For further information, see Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2019.

Coronavirus Pandemic
The outbreak of the novel coronavirus (COVID-19) has become a global pandemic. The Company is monitoring the impact of the pandemic and taking steps to mitigate known risks. The full impact on the Company's business from the pandemic, including governmental and regulatory response actions, is unknown at this time and difficult to predict. The Company provides a critical and essential service to its customers and the health and safety of its employees and customers is its first priority. The Company is continuously monitoring its supply chain and is working closely with essential vendors to understand the impact of COVID-19 to its business and does not currently expect service disruptions.
At the date of this report, the Company is effectively managing operations during the pandemic in order to continue to provide critical service to customers. The Company has flexibility with capital investments and other measures to maintain sufficient liquidity over the next twelve months. The situation remains fluid and future impacts to the Company that are presently unknown or unanticipated may occur. Furthermore, the likelihood of an impact to the Company, and the severity of any impact that does occur, could increase the longer the global pandemic persists.

(9)  Leases

PSE has operating leases for buildings for corporate offices and operations, real estate for operating facilities and the Tacoma LNG facility, land for our wind farms, and vehicles for PSE’s fleet. The finance leases are for office printers. The leases have remaining lease terms of less than a year to 50 years. PSE's ROU assets and lease liabilities include options to extend leases when it is reasonably certain that PSE will exercise that option.
During the fourth quarter of 2019, PSE became reasonably certain to exercise an option to extend its lease at the Port of Tacoma for an additional 25 years as a result of the approval of the Notice of Construction permit for the Tacoma LNG facility. This remeasurement resulted in an increase of the Operating lease right-of-use asset and Operating lease liabilities of
$14.7 million.
The components of lease cost were as follows:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2020	2019
Finance lease cost:
Amortization of right-of-use asset	$152	$158
Interest on lease liabilities	10	9
Total finance lease cost	$162	$167

Operating lease cost[1]	$5,480	$4,784
_______________
1 Includes $0.3 million allocated to PLNG at PE related to the Port of Tacoma lease for each of the three months ended March 31, 2020 and 2019, respectively.

Supplemental cash flow information related to leases was as follows:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$3,773	$4,346
Investing cash flow for operating leases[1]	1,707	438
Operating cash flow for finance leases	10	9
Financing cash flow for finance leases	152	158
_______________
1 Includes $0.3 million allocated to PLNG at PE related to the Port of Tacoma lease for each of the three months ended March 31, 2020 and 2019, respectively.

Supplemental balance sheet information related to leases was as follows:

Puget Sound Energy
(Dollars in Thousands)	March 31,	December 31,
Operating Leases	2020	2019
Operating lease right-of-use asset	$180,188	$183,048

Operating leases liabilities current	16,183	15,862
Operating lease liabilities long-term	170,638	174,327
Total Operating lease liabilities:	$186,821	$190,189

Finance Leases
Common Plant	$1,337	$1,488

Other current liabilities	657	669
Other deferred credits	656	811
Total finance lease liabilities	$1,313	$1,480

Weighted Average Remaining Lease Term
Operating leases	19.12 Years	19.24 Years
Finance leases	2.48 Years	2.76 Years

Weighted Average Discount Rate
Operating leases	3.59%	3.59%
Finance leases	2.98%	2.98%

The following tables summarize the Company’s estimated future minimum lease payments as of March 31, 2020, and December 31, 2019, respectively:

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At March 31,	Operating Leases	Finance Leases
2020 (remaining nine months)	$15,649	$481
2021	22,762	508
2022	22,095	279
2023	21,657	98
2024	20,932	—
Thereafter	160,676	—
Total lease payments	$263,771	$1,366
Less imputed interest	(76,950)	(53)
Total	$186,821	$1,313

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2020	$22,500	$643
2021	22,527	508
2022	21,856	279
2023	21,415	98
2024	20,690	—
Thereafter	160,410	—
Total lease payments	$269,398	$1,528
Less imputed interest	(79,209)	(48)
Total net present value	$190,189	$1,480

(10) Other

Long-Term Debt
The Company had no new long-term debt activities in the three months ended March 31, 2020. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2019.

Short-Term Debt
During the three months ended March 31, 2020, commercial paper markets were significantly impacted for a period of time due to COVID-19, during which time the Company drew short term funding from its credit facility. As of March 31, 2020, $60.0 million was drawn under PSE's credit facility and $16.0 million was outstanding under the commercial paper program at PSE. For further information, see Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2019.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2019. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the U.S. Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations, including the COVID-19 pandemic.

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

COVID-19 Update
A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. On January 21, 2020, authorities confirmed the first COVID-19 case in Washington State, followed by the first confirmed virus-related death in Washington State on February 29, 2020, in each case, in the Company’s service territory.
In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our customers, employees, and the communities in our service territory implementing a number of changes including not disconnecting customers for non-payment, receiving Commission approval to waive late fees, and filing a motion with the Commission to waive the statutory deadline for the Company’s General Rate Case for up to 60 days, from May 20, 2020, until July 20, 2020, establishing a Crisis-Affected Customer Assistance Program (CACAP), implementing social distancing measures for our employees and using remote workforce where possible. PSE continues to serve our customers and has implemented business continuity and emergency response plans to continue to provide electricity and natural gas services to customers and otherwise support the Company’s operations.
We are continuing to monitor developments involving our workforce, customers, electricity and natural gas demand, commodity costs and suppliers but cannot predict the impact of COVID-19 on our results of operations, financial condition and ongoing operations. An extended slowdown of the United States' economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for electricity and natural gas in our service territory. Moreover, such extended slowdown will affect the ability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our results of operations, financial condition and ongoing operations.
The Company anticipates, depending on the length and severity of the pandemic crisis (including, but not limited to, continued work place lock downs, work at home mandates, other government mandated quarantines, economic recession, and any resurgence of the COVID-19 virus) that electric and gas loads will likely be impacted in the remainder of 2020 at a minimum. Residential load, which comprises a significant portion of the Company's total retail revenues at 59.0%, would be expected to increase due to work from home requirements, and Commercial load, which represents 35.9% of the Company's total retail revenues, would be expected to decrease as a result of the restrictions and shutdowns to commercial business activities. Any such revenue reductions would be offset by reduced electric and gas supply costs and the effects of decoupling. Industrial customers, who represent only 4.4% of the Company's total retail revenue and are generally transmission and transportation services which are not volumetric in nature, are not expected to be materially impacted. To the extent that the Company incurs material, unexpected expenses associated with the pandemic, such as increased uncollectible accounts receivable, the Company would explore regulatory accounting policies and rate recovery mechanisms to address any negative impacts to financial results.
On March 27, 2020, the U.S. Government enacted the CARES Act, which provides approximately $2 trillion of economic relief and stimulus to support the national economy during the COVID-19 epidemic. This package included support for individuals, large corporations, small business, and health care entities, among other affected groups. The utility industry, including the Company, were not direct beneficiaries of the stimulus, however, the Company continues to review the provisions of the CARES Act and assess the potential impact on the Company’s operations.
Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended March 31, 2020, is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

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
•Federal, state, and local taxes;
•Employee workforce factors, including potential strikes, work stoppages, transitions in senior management, and loss or retirement of key personnel and availability of qualified personnel;
•The effectiveness of PSE’s risk management policies and procedures;
•Cyber security attacks, data security breaches, or other malicious acts that cause damage to the Company’s generation and transmission facilities or information technology systems, or result in the release of confidential customer, employee, or Company information;
•Acts of war or terrorism;
•Risks due to pandemics, including supply shortages, rising costs, disruption to vendor or customer relationships, the potential for reputational harm, the impact of government, business and company closure of facilities, customer or contract defaults; concerns of safety to employees and customers, potential costs due to quarantining of employees and work-from-home policies.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2020 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission. The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Absent a resolution for the impact of lag and attrition, the Company will need to seek rate relief through a rate case on a regular and frequent basis in the foreseeable future. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost-effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment is not reasonable or prudent, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.
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

General Rate Case Filing
PSE filed a general rate case (GRC) with the Washington Commission on June 20, 2019, requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. PSE requested a return on equity of 9.8% with an overall rate of return of 7.62%. In addition to the traditional areas of focus (revenue requirements, cost allocation, rate design and cost of capital), the Company completed an attrition study and included a portion of the attrition revenue requirement in the overall request in order to address the expected regulatory lag in the rate year. Additionally, as the non-plant related excess deferred taxes that resulted from the Tax Cuts and Jobs Act (TCJA) remained outstanding from PSE’s Expedited Rate Filing (ERF) as discussed below, PSE requested in its GRC to pass back the amounts over four years. On September 17, 2019, PSE filed supplemental testimony, which provided certain updates to the original filing, but did not impact the requested overall electric and natural gas rate increases, return on equity or overall rate of return as originally filed. On January 15, 2020, PSE filed rebuttal testimony which included a reduction to the requested return on equity to 9.5%, which decreased the rate of return to 7.48%. The requested rate increase for both electric and natural gas remained at 6.9% and 7.9%, respectively. For both electric and natural gas PSE did not originally request its full attrition adjustment; therefore, the decrease in return on equity led to a reduction in the electric rate increase of only $1.5 million and did not have an impact on the natural gas rate increase.
On March 17, 2020, PSE filed with the Commission a Motion to Extend the Suspension Date. In its Motion, PSE requested and agreed to waive the statutory deadline associated with the GRC Dockets for up to 60 days, from May 20, 2020, to July 20, 2020. PSE explained in its Motion that, in recent weeks, COVID-19 has caused an unprecedented global health crisis impacting nearly all aspects of society, and that residents and businesses in the Company’s service territory have been severely impacted. PSE believes extending the suspension date in this proceeding would help mitigate the effects of any rate increases on customers, and would benefit the Commission to the extent there are any disruptions or delays to Commission operations as a result of the virus or its operational response thereto. On March 17, 2020, the Commission granted PSE's Motion to Extend the Suspension Date until July 20, 2020.
For further details regarding the 2019 GRC filing, see Note 7, "Regulations and Rates" to the consolidated financial statements included in part 1 of this report.

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
For further details regarding the 2018 ERF, see Note 7, "Regulations and Rates" to the consolidated financial statements included in part 1 of this report.

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
The Washington Commission approved the following PSE requests to change rates to reflect the new corporate tax rates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Electric:
May 1, 2018	(3.4)%	$(72.9)
Natural Gas:
May 1, 2018	(2.7)%	$(23.6)

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

On March 31, 2020, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and a corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no adjustment was booked to 2020 decoupling revenue.
The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
May 1, 2020	0.2%	$2.0
May 1, 2019	0.9	20.6
May 1, 2018	(1.1)	(25.2)
Natural Gas:
May 1, 2020	(0.5)%	$(4.8)
May 1, 2019	(5.3)	(45.9)
May 1, 2018	1.7	15.9
_______________
1 For electric and natural gas rates effective May, 1, 2020 there were no excess earnings that impacted the approved revenue change. For electric and natural gas rates effective May, 1, 2019, there were no excess earnings that impacted the approved revenue change. For electric and natural gas rates effective May 1, 2018, the approved revenue change is net of reductions from excess earnings of $10.0 million for electric and $4.9 million for natural gas.

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

For the three months ended March 31, 2020, in its PCA mechanism, PSE under recovered its allowable costs by $25.1 million of which $4.0 million was apportioned to customers and $0.5 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $43.1 million for the three months ended March 31, 2019, of which $14.3 million was apportioned to customers and accrued no interest on the total deferred customer balance. Power costs were higher than the allowed baseline in the first quarter of 2020 which led to an increase in the PCA deferral although it was a lower under-collection compared to the same period in 2019, which also saw actual power costs that were higher than the baseline but by a larger margin, resulting in a higher under-collection. The higher under-collection in 2019 was the result of high power prices in the first quarter of 2019 due to cold weather in February and early March of 2019, which drove regional loads and demand for power up, and Westcoast pipeline capacity limitations, which contributed to higher natural gas and power prices.

Power Cost Adjustment Clause Filing
On July 1, 2019, PSE updated its Schedule 95 rates in the Power Cost Adjustment Clause tariff to reflect the transition fee as required by Section 12 of the Microsoft Special Contract. Additionally, Schedule 95 rates also include portions of fixed power cost adjustments per the allowed decoupling rate re-allocation effective April 1, 2019, resulting from Microsoft becoming a transportation customer as well as small variable power cost adjustments.
The following table sets forth power cost adjustment clause filing approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
July 1, 2019[1]	(1.2)%	$(24.9)
May 1, 2019	0.1	3.3
_______________
1.The rates will be zeroed out following the July 2019 through June 2020 period. The actual residual amount resulting at July 31, 2020 will be included in the electric Schedule 129 Low Income Program rates that become effective October 1, 2020.

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
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2020	0.9%	$17.8
May 1, 2019	(0.9)	(17.5)
May 1, 2018	(0.8)	(18.0)

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2020	0.07%	$1.4
May 1, 2019	(0.2)	(5.1)
May 1, 2018	(0.1)	(1.3)

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
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2020	0.4%	$3.5
May 1, 2019	0.1	1.1

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2020	(0.3)%	$(2.8)
May 1, 2019	(0.2)	(1.6)
May 1, 2018	(0.2)	(2.2)

Natural Gas Cost Recovery Mechanism
The purpose of the cost recovery mechanism (CRM) is to recover capital costs related to projects included in PSE's pipeline replacement program plan on file with the Washington Commission with the intended effect of enhancing the safety of the natural gas distribution system. Rates change annually on November 1.

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
On April 25, 2019, the Washington Commission approved PSE’s request for an out-of-cycle change to PGA rates with the rate change taking effect May 1, 2019. The out-of-cycle PGA filing was needed to begin amortizing a large PGA commodity deferral balance that had grown due to higher than projected commodity costs during the 2018/19 winter. These higher than projected commodity costs were primarily due to an October 9, 2018, rupture and subsequent explosion on Westcoast Pipeline which is one of the major pipelines feeding PSE’s distribution system. The pipeline was repaired in October 2018, however supply capacity on the pipeline was limited over the 2018/19 winter leading to higher prices. February weather was also much colder than normal which also increased the demand for natural gas. The amortization period will be from May 2019 through April 2020. Following the recovery period, any remaining balances of the out-of-cycle PGA supplemental filing will be rolled into regular annual PGA filing effective November 1, 2020.
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
As of December 31, 2018, PSE had a beginning PGA receivable balance of $9.9 million. For the three months ended March 31, 2019, PSE incurred actual natural gas costs of $224.7 million, of which $98.1 million was recovered through rates. The difference between actual and allowed costs, less interest $0.6 million, resulted in a PGA receivable of $137.1 million. As of December 31, 2019, PSE had a beginning PGA receivable balance of $132.8 million. For three months ended March 31, 2020, PSE incurred actual natural gas costs of $114.4 million, of which $157.2 million was recovered through rates. The difference between actual and allowed costs, plus interest of $1.4 million, resulted in a PGA receivable of $91.3 million.
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
In July 2018, the Washington Commission approved a second phase of the Green Direct product. The phase 2 offering will be a blend of the phase 1 wind and a solar project to be built in Washington. Phase 1 customers will receive wind through 2020 and then are expected to receive the blended energy in March 2021. An additional twenty customers will start receiving energy through phase 2 of the program by March 2021.

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective Tariff WN U-60. The purpose of this filing is to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program puts to immediate use $11.0 million in unspent low income funds from prior years, and supplements other forms of financial assistance. The program does not require an increase to rates and is fully compatible with other low-income programs. The program will automatically end when all of the funds are disbursed. Based on the COVID-19 pandemic and resulting state of emergency, the Washington Commission allowed the tariff revisions to become effective on April 13, 2020.

For additional information, see Note 7, "Regulation and Rates" to the consolidated financial statements included in Item 1 of this report.

Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to refinance existing or issue new long-term debt, obtain access to new or renew existing credit facilities and could increase the cost of issuing long-term debt and maintaining credit facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or generating capacity acquisitions, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs.

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three months ended March 31, 2019, and 2020.

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
The following chart displays the details of PSE's electric margin changes for the three months ended March 31, 2019 and 2020:

Electric Margin
Three Months Ended
2019 to 2020 comparison
$ (Millions)
500
450
400
350
$476.2
$(36.1)
$(10.0)
$9.5
$(6.9)
$(86.4)
$105.0
$13.6
$(0.5)
$464.4
2019 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2020 Electric Margin

______________
* Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended March 31, 2019 compared to 2020
Electric Operating Revenue
Electric operating revenues decreased $129.8 million from the prior year primarily due to a decrease in other revenues of $86.4 million, a decrease in electric retail sales of $36.1 million, a decrease in sales to other utilities of $10.0 million, and a decrease in other decoupling revenue of $6.9 million partially offset by decoupling revenue of $9.5 million. These items are discussed in detail below.
•Electric retail sales decreased $36.1 million due to a decrease of $26.8 million from reduced retail electricity usage, or 4.3%, and a decrease in rates of $9.3 million compared to the prior year. The reduction was due to a decrease of industrial, commercial and residential customer usage of 6.0%, 7.8% and 1.7%, respectively, which was driven by a decrease in heating degree days of 3.5%; partially offset by an increase in retail customers of 1.4% compared to 2019. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes.
•Sales to other utilities decreased $10.0 million due to a 50.0% decrease in price partially offset by a 25.6% increase in sales volume. During the first quarter of 2019, wholesale prices increased 115.7% due to spot power prices at Mid-Columbia that increased to an 18-year high largely driven by record-breaking natural gas prices. In addition, an increase in volumes from an additional 111.8% of combustion turbine (CT) generation as a result of favorable heat rates and increased demand for wholesale market power contributed to the strong revenue in the 2019 period.
•Decoupling revenue increased $9.5 million, the combination of a $6.4 million increase in PCA Fixed Cost Deferral revenues and a $3.1 million increase in delivery deferral revenues, primarily attributable to decreased usage, as noted

above in the retail sales section. This resulted in allowed electric revenues being greater than actual electric revenues in the current year, compared to less than actual electric revenues in the prior year.
•Other decoupling revenue decreased $6.9 million, primarily due to a $3.4 million increase in current year amortization of prior year under-collection, which was driven by higher amortization rates, offset in part by decreased usage, as noted above in the retail sales section. In addition, other decoupling revenues related to earnings in excess of allowed rate of return declined year-over year. In 2019, $2.7 million was passed back to customers; in the current year period, there were no pass backs.
•Transportation and other revenue decreased $86.4 million primarily due to a decrease in net wholesale non-core gas sales of $91.6 million and a decrease in production tax credit (PTC) deferral revenue of $3.6 million for the re-purpose of the PTCs; partially offset by an increase if tax reform deferrals in 2020 for revenue subject to refunds of $6.6 million. The decrease in net wholesale non-core gas sales was due to an approximately 84% decrease in the average price of the non-core gas sold in 2020 compared to 2019 and a 24% decrease in sales volume resulting in a $125.7 million decrease in sales, offset by a $36.0 million decrease in the total cost of the non-core gas sold due to an approximately 55% decrease in the average price of non-core gas purchases. Natural gas prices trended down in 2020 due to a combination of high gas production, mild winter weather and surplus storage, while the 2019 gas prices were very high due to the effect of the Enbridge pipeline rupture in late 2018 which led to a decrease in pipeline capacity in the region at the same time that there was compressor issues at a gas storage facility limiting gas deliverability, and higher than expected load due to the cold weather in 2019. Also contributing to the net decrease in wholesale non-core gas sales was a $1.5 million increase gas hedging costs.

Electric Power Costs
Electric power costs decreased $118.1 million primarily due to a decrease of $105.0 million of purchased electricity costs and $13.6 million of electric generation fuel expenses. These items are discussed in detail below.
•Purchased electricity expense decreased $105.0 million primarily due to a 19.2% decrease in wholesale electricity purchases and a 24.3% decrease in wholesale prices. The decrease in purchases was primarily driven by a decrease in load and a decrease in other contracted resources and non-firm energy of 30.0% and 24.0%, respectively, driving an 69.4% increase in combustion turbine generation.
•Electric generation fuel expense decreased $13.6 million primarily due to a $8.1 million decrease in Colstrip related to the retirement of Units 1 and 2 and a $5.4 million decrease in combustion turbine generation costs primarily driven by a 46.8% in cost of natural gas. Natural gas prices trended down in 2020 due to a combination of high gas production, mild winter weather and surplus storage, while the 2019 gas prices were very high due to the effect of the Enbridge pipeline rupture in late 2018 which led to a decrease in pipeline capacity in the region at the same time that there was compressor issues at a gas storage facility limiting gas deliverability, and higher than expected load due to the cold weather in 2019..

Natural Gas Margin
Natural gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE’s service territory. The PGA mechanism passes through increases or decreases in the natural gas supply portion of the natural gas service rates to customers based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs. PSE's margin or net income is not affected by changes under the PGA mechanism because over- and under- recoveries of natural gas costs included in baseline PGA rates are deferred and either refunded to or collected from customers in future periods.

The following chart displays the details of PSE's natural gas margin changes for the three months ended March 31, 2019 and 2020:

Natural Gas Margin
Three Months Ended
2019 to 2020 comparison

$ (Millions)
275
250
225
200
$205.3
$42.6
$5.7
$18.0
$0.1
$(55.5)
$216.2
2019 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue
Transportation and Other Revenue
Purchased Natural Gas
2020 Natural Gas Margin

_______________
* Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended March 31, 2019 compared to 2020
Natural Gas Operating Revenue
Natural gas operating revenue increased $66.4 million primarily due to an increase of $42.6 million in total retail sales, an increase of $5.7 million in decoupling revenue, an increase of $18.0 million in other decoupling revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $42.6 million due to an increase in rates of $57.4 million partially offset by a decrease in natural gas load of 4.5%, or $14.8 million of natural gas sales. Natural gas load decreased primarily due to a 5.3% decrease in average therms used by residential customers and a 3.3% decrease by commercial firm customers, compared to 2019, attributable to a 3.5% decrease in heating degree days. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes.
•Decoupling revenue increased $5.7 million, primarily attributable to a higher allowed rate per customer and decreased usage, as noted above in the retail sales revenue section. This resulted in allowed natural gas revenues being greater than actual natural gas revenues in the current year, whereas they were less than actual natural gas revenues in the prior year.
•Other decoupling revenue increased $18.0 million, primarily due to an increase of $19.8 million attributable to lower current year amortization of prior year overcollection, resulting from lower amortization rates and decreased usage, as noted above in the retail revenue section. This was offset by a $1.8 million decline related to earnings in excess of allowed rate of return. In 2019, $1.8 million was passed back to customers; in the current year, there were no pass backs.

Natural Gas Energy Costs
Purchased natural gas expense increased $55.5 million due to an increase in the PGA rates in November 2019 and the addition of two supplemental gas commodity costs amortization rates in 2019 which were added in order to recover the large amount of gas costs that PSE incurred in late 2018 and early 2019 due to the Enbridge pipeline explosion; partially offset by a decrease in natural gas usage of 4.5%.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended March 31, 2019 and 2020:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2019 to 2020 comparison

$ (Millions)
600
580
560
540
$545.4
$63.7
$(3.0)
$(0.3)
$(21.8)
$(3.2)
$(0.3)
$0.3
$(5.6)
$575.2
2019 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2020 Expenses (Income)

Three Months Ended March 31, 2019 compared to 2020
Other Operating Expenses
•Net unrealized (gain) loss on derivative instruments decreased $63.7 million to a net loss of $48.5 million for the quarter ended March 31, 2020. One of the drivers for the change related to the net settlements of electric and natural gas trades previously recorded as $44.3 million and $17.2 million in losses, respectively. The other driver related to the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices decreased 28.09% resulting in $83.3 million loss for electricity. Gas price decreased 31.39% resulting in $41.9 million loss for natural gas.
•Utility operations and maintenance expense decreased $3.0 million primarily due to a decrease in electric bad debt expense of $1.5 million due to an improved collection process and lower software and hardware maintenance contracts of $0.9 million due to savings as well as timing;
•Depreciation and amortization expense decreased $21.8 million primarily driven by: (i) electric amortization decreased by $14.7 million or 41.2% from 2019. The decrease is primarily driven by the $2.4 million in deferral treatment of meter assets amortization effective March 1, 2019, as submitted to Washington Commission and $6.4 million in amortization for the regulatory liability associated with revised power cost Schedule 95 effective July 1, 2019.; (ii) conservation amortization decreased by $5.9 million; (iii) common amortization decreased by $4.7 million or 20.0% from 2019. The decrease is primarily driven by the $9.6 million in deferral treatment of IT amortization effective May 1, 2019, as submitted to the Washington Commission but offset by $78.0 million in net additions to computer software. Additionally, the decreases were partially offset by (iv) electric distribution depreciation increased a net of $2.3 million or 6.8% from 2019. The increase is primarily due to $146.6 million in net additions of electrical distribution assets; and (v) natural gas distribution depreciation increased by $2.0 million or 7.4% from 2019. The increase is primarily due to $249.0 million in net additions in natural gas distribution assets.
•Taxes other than income taxes decreased $3.2 million primarily due to a decrease of $2.6 million related to the property tax tracker due to load.

Income Tax Expense
•Income tax expense decreased $5.6 million primarily driven by a decrease in pre-tax income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended March 31, 2019 and 2020, is as follows:

PE Summary Results of Operation
Three Months Ended
2019 to 2020 comparison

$ (Millions)
140
120
100
80
132.2
(36.0)
0.7
(0.2)
0.4
(1.2)
(1.0)
94.9
2019 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax (Benefit) expense
2020 Puget Energy Net Income

Three Months Ended March 31, 2019 compared to 2020
Summary Results of Operation
Puget Energy’s net income decreased for the three months ended March 31, 2020, by $37.3 million primarily due to a decrease in PSE's net income compared to the same period in the prior year.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, during the three months ended March 31, 2020, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $473.7 million through 2037.
For further information, see Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2019.

The following are the Company's aggregate availability under commercial commitments as of March 31, 2020:

Puget Energy and Puget Sound Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Commercial commitments:
PSE revolving credit facility	$740,000	$—	$—	$740,000	$—
Inter-company short-term debt	30,000	—	—	—	30,000
Total PSE commercial commitments	770,000	—	—	740,000	30,000
Puget Energy revolving credit facility	768,500	—	—	768,500	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,508,500	$—	$—	$1,508,500	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2.

Off-Balance Sheet Arrangements
As of March 31, 2020, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $225.6 million for the three months ended March 31, 2020. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2020	2019	Change
Net income	$111,321	$147,302	$(35,981)
Non-cash items[1]	215,063	188,451	26,612
Changes in cash flow resulting from working capital[2]	24,754	60,743	(35,989)
Regulatory assets and liabilities	(16,865)	(15,838)	(1,027)
Purchased gas adjustment	41,429	(137,092)	178,521
Other non-current assets and liabilities[3]	(23,801)	(11,959)	(11,842)
Net cash provided by operating activities	$351,901	$231,607	$120,294
_______________
1 Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.
2 Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayment, PGA, accounts payable and accrued expenses.
3 Other non-current assets and liabilities include funding of pension liability.

Three Months Ended March 31, 2020 compared to 2019
Cash generated from operations for the three months ended March 31, 2020 increased by $120.3 million including a net income decrease of $36.0 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items increased $26.6 million primarily due to a $63.7 million change from a net unrealized gain on derivative instruments of $15.2 million to a net unrealized loss on derivative instruments of $48.5 million, offset by decreases in depreciation and amortization of $15.9 million, amortization of TCJA Over Collection of $10.6 million, conservation amortization of $5.9 million, deferred income taxes of $7.1 million. For further details, see Management's Discussion and Analysis, "Other Operating Expenses" in Item 2.
•Cash flows resulting from changes in working capital decreased $36.0 million. Cash outflow in Accounts payable increased $81.9 million, which was mainly due to payment of significant power and natural gas costs accrued at December 31, 2019 that were paid in 2020. The increase of cash outflow in Account payable was partially offset by $45.6 million increase of cash inflow in Account receivable.
•Cash flow resulting from purchased gas adjustment (long-term) increased $178.5 million primarily due to actual natural gas costs were above natural gas baseline rates in the PGA mechanism in 2019 primarily due to a PGA rate increase in November 2019.
•Cash flow resulting from changes in other non-current assets and liabilities decreased $11.8 million primarily due to an decrease in SERP liability offset with other changes in long-term assets and liabilities.

Puget Energy	Three Months Ended March 31,
(Dollars in Thousands)	2020	2019	Change
Net income	$(16,385)	$(15,148)	$(1,237)
Non-cash items[1]	(932)	(5,260)	4,328
Changes in cash flow resulting from working capital[2]	(19,998)	(11,498)	(8,500)
Other non-current assets and liabilities[3]	(3,215)	(1,504)	(1,711)
Net cash provided by operating activities	$(40,530)	$(33,410)	$(7,120)
_______________
1 Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, PTCs and other miscellaneous non-cash items.
2 Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, PGA, accounts payable and accrued expenses.
3 Other noncurrent assets and liabilities include funding of pension liability.

Three Months Ended March 31, 2020 compared to 2019
Cash generated from operations for the three months ended March 31, 2020, in addition to the changes discussed at PSE above, decreased by $7.1 million compared to the same period in 2019, which includes a net income decrease of $1.2 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items increased $4.3 million due to changes in deferred taxes.
•Cash flow resulting from working capital decreased $8.5 million primarily due to changes in Account payable.

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
As a result of the COVID-19 outbreak and its impact on the economy and capital markets, the Company is carefully monitoring cash receipts from customers and any impacts on the Company’s liquidity which may affect its ability to fund safe, reliable and dependable service for our customers. Our initiative to suspend disconnections of customers for non-payment, the receipt of the Washington Commission approval to waive late fees, and our request of, the Washington Commission to waive the statutory deadline for the Company’s General Rate Case for up to 60 days, from May 20, 2020, until July 20, 2020, will likely impact future cash receipts. In addition, commercial paper markets were significantly impacted for a period of time due to COVID-19, which limited commercial paper borrowings and alternatively the Company drew short term funding from its credit facility. The commercial paper market, while somewhat improved, has not returned to pre-COVID-19 conditions. In the future, the Company expects to draw on its credit facility and will access commercial paper markets when it is able to do so. To ensure the Company’s liquidity during the economic uncertainty, since April 1, 2020, the Company has maintained a minimum cash reserve of $100 million, which is intended to be utilized to cover cash disbursements in the event of illiquid markets. The Company will rely on its credit facilities and, when available, the commercial paper markets to fund the minimum cash reserve. Evolving factors that we cannot accurately predict, including the duration and scope of the pandemic, and any relevant governmental, business and customers’ actions that have been and continue to be taken in response to the pandemic, could negatively impact the Company’s liquidity.

Puget Sound Energy
Credit Facility
As of March 31, 2020, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. The unsecured revolving credit facility matures in October 2023.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of March 31, 2020, PSE was in compliance with all applicable covenant ratios.
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
As of March 31, 2020, $60.0 million was drawn under PSE's credit facility and $16.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.8 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of March 31, 2020, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at March 31, 2020, PSE could issue:
•Approximately $2.0 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.3 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2020; and
•Approximately $726.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.2 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at March 31, 2020.
At March 31, 2020, PSE had approximately $7.8 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On August 2, 2019, PSE filed a new shelf registration statement under which it may issue, up to $1.0 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $550.0 million was available to be issued. The shelf registration will expire in August 2022.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At March 31, 2020, approximately $1.0 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 49.5% at March 31, 2020, and the EBITDA to interest expense was 5.3 to 1.0 for the twelve months ended March 31, 2020.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At March 31, 2020, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Long Term Debt
The Company had no new long-term debt activities in the three months ended March 31, 2020. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2019.

Puget Energy
Credit Facility
At March 31, 2020, Puget Energy maintained an $800.0 million credit facility. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion. The unsecured revolving credit facility matures in October 2023.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of March 31, 2020, there was $31.5 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of March 31, 2020, Puget Energy was in compliance with all applicable covenants.

Long-Term Debt
The Company had no new long-term debt activities in the three months ended March 31, 2020. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2019.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.6 to 1.0 for the twelve months ended March 31, 2020.
At March 31, 2020, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements in Item I of this report.

Washington Clean Energy Transformation Act
In May 2019, Washington State passed the 100 Percent Clean Electric Bill that supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The Clean Energy Transformation Act requires all electric utilities to eliminate coal-fired generation from their allocation of electricity by December 31, 2025; to be carbon-neutral by January 1, 2030, through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean Energy Implementation plans are required every four years from each investor-owned utility (IOU), and each IOU must propose interim targets for meeting the 2045 standard between 2030 and 2045, and lay out an actionable plan that they intend to pursue to meet the standard. The Washington Commission may approve, reject, or recommend alterations to an IOU’s plan.
In order to meet these requirements, the Act clarifies the Washington Commission’s authority to consider and implement performance and incentive-based regulation, multi-year rate plans, and other flexible regulatory mechanisms where appropriate. The Act mandates that the Washington Commission accelerate depreciation schedules for coal-fired resources, including transmission lines, to December 31, 2025, or to allow IOUs to recover costs in rates for earlier closure of those facilities. IOUs will be allowed to earn a rate of return on certain Power Purchase Agreements (PPAs) and 36 months deferred accounting treatment for clean energy projects (including PPAs) identified in the utility’s clean energy implementation plan.
IOUs are considered to be in compliance when the cost of meeting the standard or an interim target within the four-year period between plans equals a 2% increase in the weather adjusted sales revenue to customers from the previous year. If relying on the 2% threshold for alternative compliance, IOUs must demonstrate that they have maximized investments in renewable resources and non-emitting generation prior to using alternative compliance measures.

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
Consistent with a June 2019 announcement, Talen permanently shut down Units 1 and 2 at the end of the year due to operational losses associated with the Units. Colstrip Units 1 and 2 were retired effective December 31, 2019. The Washington Clean Energy Transformation Act requires the Washington Commission to provide recovery of the undepreciated investment and to allow in electric rates all prudently incurred decommissioning, and remediation costs associated with the facilities. The full scope of decommissioning activities and costs may vary from the estimates that are available at this time.
On December 10, 2019, PSE announced its intention to sell its interest in Colstrip Unit 4 to NorthWestern Energy for $1. Under this agreement, PSE would retain its obligation to fund 25% of the environmental remediation and decommissioning costs associated with Unit 4 during PSE's operation. PSE filed an application seeking approval of the sale from the Washington Commission on February 20, 2020. The agreement is subject to approval by the Washington Commission and the Montana Public Service Commission. Additionally, PSE has agreed to enter into a power purchase agreement with NorthWestern Energy for 90 MW through 2025 to facilitate the transition, and sell a portion of its dedicated Colstrip transmission system, conditioned upon regulatory approval. Other Colstrip owners and other external parties have intervened in the pending regulatory review of this transaction, and one Colstrip owner has exercised its contractual right to purchase its pro rata share of the interest to be sold by PSE. For accounting purposes, management has evaluated the applicable held for sale criteria as of March 31, 2020, and determined that these criteria were not met. As such, Colstrip Unit 4 is classified as Electric Utility Plant on the balance sheet.

Regional Haze Rule
In January 2017, the U.S. Environmental Protection Agency (EPA) published revisions to the Regional Haze Rule. Among other things, these revisions delayed new Regional Haze review from 2018 to 2021, however the end date will remain 2028. In January 2018, EPA announced that it was reconsidering certain aspects of these revisions and PSE is unable to predict the outcome. Challenges to the 2017 Regional Haze Revision Rule are pending in abeyance in the U.S. Court of Appeals for the D.C. Circuit, pending resolution of EPA's reconsideration of the rule.

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
In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule, pursuant to Section 111(d) of the Clean Air Act. The ACE rule was finalized in June 2019, and establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired plants. Compliance plans under ACE are due July 2022, and compliance generally required by July 2024. PSE is evaluating the final ACE rule to determine its impact on operations pending the outcome of the proposed Colstrip Unit 4 sale to NorthWestern Energy.

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
In September 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. In September 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. In March 2018, the Thurston County Superior Court invalidated the CAR. The Department of Ecology appealed the Superior Court decision in May 2018. As a result of the appeal, direct review to the Washington State Supreme Court was granted and oral argument was held on March 16, 2019. In January 2020, the Washington Supreme Court affirmed that CAR is not valid for “indirect emitters” meaning it does not apply to the sale of natural gas for use by customers. The court ruled, however, that the rule can be severed and is valid for direct emitters including electric utilities with permitted air emission sources, but remanded the case back to the Thurston County to determine which parts of the rule survive. Ecology and the four parties asked Thurston County to stay this case until the 2020 Washington State legislative session concluded and now Ecology plans to ask the court to extend the stay until the COVID-19 pandemic is over. Meanwhile, the four companies moved to voluntarily dismiss the federal court litigation without prejudice in March 2020.

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
The Tacoma LNG facility is currently under construction. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $198.0 million of construction work in progress and $0.3 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of March 31, 2020. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

IBEW Union Contract
The International Brotherhood of Electrical Workers (IBEW) Local 77 union and PSE reached an agreement on a new contract, which was ratified on March 26, 2020, upon the IBEW vote approving the provisions and took effect on April 1, 2020. The contract is for six years and will expire March 31, 2026.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, counterparty credit risk, as well as interest rate risk. PSE maintains risk policies and procedures to help manage the various risks. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable-rate leases and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. During periods of financial market or interest rate volatility, the Company may utilize its credit facilities for short term funding needs instead of the commercial paper program. Credit facility borrowings are based on a more stable base rate and the credit spread is fixed
Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swaps or other financial hedge instruments to manage the interest rate risk associated with the debt.

Item 4.  Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, PE implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2020, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, PSE implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.

There have been no changes in PSE’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.   Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of March 31, 2020.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.

Item 1A.  Risk Factors

The following represents a material change in our risk factors from those disclosed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2019.

PSE faces risks related to health epidemics such as the novel Coronavirus (COVID-19) and other outbreaks that could have a material adverse impact on our business and results of operations. The recent outbreak of the COVID-19 has adversely impacted economic activity and conditions worldwide. We cannot predict the degree that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, voluntary and mandatory quarantines, restrictions on travel, limiting gatherings of people, and reduced operations and extended closures of many businesses and institutions) could materially impact our results of operations, financial condition and ongoing operations. The impacts include but are not limited to:
•impacting customer demand for electricity and natural gas by our customers, particularly from commercial and industrial customers;
•reducing the availability and productivity of our employees;
•causing us to experience an increase in costs as a result of our emergency measures, delayed payments from our customers and uncollectible accounts;
•causing delays and disruptions in the availability of and timely delivery of materials and components used in our operations;
•causing a deterioration in our financial metrics or the business environment that impacts our credit ratings;
•causing significant disruption in the financial markets which could have a negative impact on our ability to access capital in the future and cost of capital;
•resulting in our inability to meet the requirements of the covenants in our existing credit facilities, including covenants regarding the ratio of total debt to total capitalization; and
•disrupting our ability to meet customer requirements and potentially significantly increase response costs.

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

31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2020 filed on May 06, 2020 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	May 6, 2020