Form 10-Q
period 2020-06-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2020-08-06
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenue:
Electric	$468,366	$510,742	$1,137,456	$1,309,670
Natural gas	177,609	153,457	548,640	458,125
Other	5,704	6,731	11,713	17,974
Total operating revenue	651,679	670,930	1,697,809	1,785,769
Operating expenses:
Energy costs:
Purchased electricity	125,487	124,001	291,229	394,703
Electric generation fuel	32,974	37,601	96,598	114,800
Residential exchange	(16,167)	(15,972)	(40,801)	(41,135)
Purchased natural gas	61,257	41,116	216,133	140,503
Unrealized (gain) loss on derivative instruments, net	(12,162)	30,332	36,379	15,145
Utility operations and maintenance	148,120	149,424	303,042	307,379
Non-utility expense and other	15,841	10,620	28,803	24,377
Depreciation & amortization	136,865	164,715	301,681	345,412
Conservation amortization	20,321	20,029	47,714	53,315
Taxes other than income taxes	68,793	69,949	174,297	178,695
Total operating expenses	581,329	631,815	1,455,075	1,533,194
Operating income(loss)	70,350	39,115	242,734	252,575
Other income (expense):
Other income	16,576	15,439	30,635	29,003
Other expense	(8,468)	(1,825)	(10,750)	(3,601)
Interest charges:
AFUDC	3,914	3,570	7,557	6,920
Interest expense	(106,793)	(87,770)	(195,677)	(175,786)
Income (loss) before income taxes	(24,421)	(31,471)	74,499	109,111
Income tax (benefit) expense	(1,188)	1,481	2,796	9,909
Net income (loss)	$(23,233)	$(32,952)	$71,703	$99,202

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(23,233)	$(32,952)	$71,703	$99,202
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $433, $25, $1,806 and $50, respectively	1,630	91	6,800	183
Other comprehensive income (loss)	1,630	91	6,800	183
Comprehensive income (loss)	$(21,603)	$(32,861)	$78,503	$99,385

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2020	December 31, 2019
Utility plant (at original cost, including construction work in progress of $720,680 and $591,199 respectively):
Electric plant	$8,999,303	$8,811,889
Natural gas plant	4,078,221	3,916,040
Common plant	1,093,033	1,096,649
Less: Accumulated depreciation and amortization	(3,460,359)	(3,236,240)
Net utility plant	10,710,198	10,588,338
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	313,557	286,975
Total other property and investments	1,970,070	1,943,488
Current assets:
Cash and cash equivalents	27,434	45,259
Restricted cash	28,777	20,887
Accounts receivable, net of allowance for doubtful accounts of $10,899 and $8,294, respectively	235,712	316,352
Unbilled revenue	116,225	224,657
Materials and supplies, at average cost	131,521	115,684
Fuel and natural gas inventory, at average cost	51,290	52,083
Unrealized gain on derivative instruments	27,419	23,626
Prepaid expense and other	27,675	27,504
Power contract acquisition adjustment gain	10,865	9,067
Total current assets	656,918	835,119
Other long-term and regulatory assets:
Power cost adjustment mechanism	62,269	41,745
Purchased gas adjustment receivable	86,933	132,766
Regulatory assets related to power contracts	12,678	14,146
Other regulatory assets	683,345	673,021
Unrealized gain on derivative instruments	7,124	7,682
Power contract acquisition adjustment gain	90,978	147,530
Operating lease right-of-use asset	179,658	183,048
Other	87,840	92,980
Total other long-term and regulatory assets	1,210,825	1,292,918
Total assets	$14,548,011	$14,659,863

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2020	December 31, 2019
Capitalization
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	802,130	775,491
Accumulated other comprehensive income (loss), net of tax	(77,349)	(84,149)
Total common shareholder’s equity	4,033,738	4,000,299
Long-term debt:
First mortgage bonds and senior notes	4,212,000	4,212,000
Pollution control bonds	161,860	161,860
Long-term debt	2,234,000	1,758,100
Debt discount issuance costs and other	(211,330)	(211,635)
Total long-term debt	6,396,530	5,920,325
Total capitalization	10,430,268	9,920,624
Current liabilities:
Accounts payable	270,947	325,913
Short-term debt	140,000	176,000
Current maturities of long-term debt	2,412	452,412
Accrued expenses:
Taxes	93,973	99,979
Salaries and wages	41,395	50,091
Interest	74,927	74,855
Unrealized loss on derivative instruments	29,769	13,428
Power contract acquisition adjustment loss	2,197	2,418
Operating lease liabilities	16,609	15,862
Other	83,714	107,809
Total current liabilities	755,943	1,318,767
Other long-term and regulatory liabilities:
Deferred income taxes	843,384	824,720
Unrealized loss on derivative instruments	34,172	12,693
Regulatory liabilities	719,587	730,879
Regulatory liability for deferred income taxes	931,063	946,179
Regulatory liabilities related to power contracts	101,843	156,597
Power contract acquisition adjustment loss	10,481	11,728
Operating lease liabilities	170,250	174,327
Other deferred credits	551,020	563,349
Total long-term and regulatory liabilities	3,361,800	3,420,472
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$14,548,011	$14,659,863

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	200	$—	$3,308,957	$629,003	$(77,202)	$3,860,758
Net income (loss)	—	—	—	132,154	—	132,154
Common stock dividend paid	—	—	—	(35,994)	—	(35,994)
Other comprehensive income (loss)	—	—	—	—	92	92
Balance at March 31, 2019	200	$—	$3,308,957	$725,163	$(77,110)	$3,957,010
Net income (loss)	—	—	—	(32,952)	—	(32,952)
Common stock dividend paid	—	—	—	(83)	—	(83)
Other comprehensive income (loss)	—	—	—	—	91	91
Balance at June 30, 2019	200	$—	$3,308,957	$692,128	$(77,019)	$3,924,066
Balance at December 31, 2019	200	$—	$3,308,957	$775,491	$(84,149)	$4,000,299
Net income (loss)	—	—	—	94,936	—	94,936
Common stock dividend paid	—	—	—	(22,645)	—	(22,645)
Other comprehensive income (loss)	—	—	—	—	5,170	5,170
Balance at March 31, 2020	200	$—	$3,308,957	$847,782	$(78,979)	$4,077,760
Net income (loss)	—	—	—	(23,233)	—	(23,233)
Common stock dividend paid	—	—	—	(22,419)	—	(22,419)
Other comprehensive income (loss)	—	—	—	—	1,630	1,630
Balance at June 30, 2020	200	$—	$3,308,957	$802,130	$(77,349)	$4,033,738

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net Income (loss)	$71,703	$99,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	301,681	345,412
Conservation amortization	47,714	53,315
Deferred income taxes and tax credits, net	1,741	2,248
Net unrealized (gain) loss on derivative instruments	36,379	15,145
(Gain) or loss on extinguishment of debt	13,546	—
AFUDC - equity	(11,668)	(6,591)
Production tax credit utilization	(14,470)	(41,111)
Other non-cash	696	7,427
Regulatory assets and liabilities	(71,268)	(19,061)
Purchased gas adjustment	45,833	(144,917)
Other long term assets and liabilities	(11,114)	(13,238)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	189,072	203,174
Materials and supplies	(15,837)	(3,769)
Fuel and natural gas inventory	793	(5,338)
Prepayments and other	(171)	(85)
Purchased gas adjustment	—	9,921
Accounts payable	(54,136)	(179,533)
Taxes payable	(6,006)	(20,798)
Other	(28,226)	(10,692)
Net cash provided by (used in) operating activities	496,262	290,711
Investing activities:
Construction expenditures - excluding equity AFUDC	(438,477)	(470,335)
Other	104	(3,977)
Net cash provided by (used in) investing activities	(438,373)	(474,312)
Financing activities:
Change in short-term debt, net	(36,000)	160,703
Dividends paid	(45,064)	(36,077)
Proceeds from long-term debt and bonds issued	644,690	20,000
Redemption of bonds and notes	(450,000)	—
Repayment of term loan and revolving credit	(174,100)	—
Other	(7,350)	7,411
Net cash provided by (used in) financing activities	(67,824)	152,037
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,935)	(31,564)
Cash, cash equivalents, and restricted cash at beginning of period	66,146	55,562
Cash, cash equivalents, and restricted cash at end of period	$56,211	$23,998
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$169,832	$165,863
Cash payments (refunds) for income taxes	—	5,376
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$57,498	$73,757
Reclassification of Colstrip from utility plant to a regulatory asset(Note 8)	—	(47,516)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenue:
Electric	$468,366	$510,742	$1,137,456	$1,309,670
Natural gas	177,609	153,457	548,640	458,125
Other	5,704	6,731	11,713	17,974
Total operating revenue	651,679	670,930	1,697,809	1,785,769
Operating expenses:
Energy costs:
Purchased electricity	125,487	124,001	291,229	394,703
Electric generation fuel	32,974	37,601	96,598	114,800
Residential exchange	(16,167)	(15,972)	(40,801)	(41,135)
Purchased natural gas	61,257	41,116	216,133	140,503
Unrealized (gain) loss on derivative instruments, net	(12,162)	30,332	36,379	15,145
Utility operations and maintenance	148,120	149,424	303,042	307,379
Non-utility expense and other	15,048	9,978	27,783	23,055
Depreciation & amortization	136,816	164,692	301,587	345,370
Conservation amortization	20,321	20,029	47,714	53,315
Taxes other than income taxes	68,793	69,949	174,297	178,695
Total operating expenses	580,487	631,150	1,453,961	1,531,830
Operating income(loss)	71,192	39,780	243,848	253,939
Other income (expense):
Other income	12,862	12,412	24,145	22,961
Other expense	(8,468)	(1,825)	(10,750)	(3,601)
Interest charges:
AFUDC	3,914	3,570	7,557	6,920
Interest expense	(62,464)	(59,935)	(123,178)	(120,085)
Income (loss) before income taxes	17,036	(5,998)	141,622	160,134
Income tax (benefit) expense	1,999	2,327	15,264	21,157
Net income (loss)	$15,037	$(8,325)	$126,358	$138,977

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$15,037	$(8,325)	$126,358	$138,977
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,025, $667, $3,072 and $1,335, respectively	3,860	2,512	11,570	5,022
Amortization of treasury interest rate swaps to earnings, net of tax of $25, $26, $51 and $51 respectively	96	96	192	192
Other comprehensive income (loss)	3,956	2,608	11,762	5,214
Comprehensive income (loss)	$18,993	$(5,717)	$138,120	$144,191

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2020	December 31, 2019
Utility plant (at original cost, including construction work in progress of $720,680 and $591,199 respectively):
Electric plant	$10,846,456	$10,671,328
Natural Gas plant	4,638,729	4,478,048
Common plant	1,117,680	1,121,568
Less: Accumulated depreciation and amortization	(5,892,667)	(5,682,606)
Net utility plant	10,710,198	10,588,338
Other property and investments:
Other property and investments	82,129	81,112
Total other property and investments	82,129	81,112
Current assets:
Cash and cash equivalents	26,930	44,004
Restricted cash	28,777	20,887
Accounts receivable, net of allowance for doubtful accounts of $10,899 and $8,294, respectively	256,168	319,229
Unbilled revenue	116,225	224,657
Materials and supplies, at average cost	131,521	115,684
Fuel and natural gas inventory, at average cost	50,089	50,818
Unrealized gain on derivative instruments	27,419	23,626
Prepaid expense and other	27,675	27,504
Total current assets	664,804	826,409
Other long-term and regulatory assets:
Power cost adjustment mechanism	62,269	41,745
Purchased gas adjustment receivable	86,933	132,766
Other regulatory assets	683,345	673,021
Unrealized gain on derivative instruments	7,124	7,682
Operating lease right-of-use asset	179,658	183,048
Other	86,052	90,924
Total other long-term and regulatory assets	1,105,381	1,129,186
Total assets	$12,562,512	$12,625,045

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2020	December 31, 2019
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,485,105	3,485,105
Retained earnings	777,742	751,193
Accumulated other comprehensive income (loss), net of tax	(176,715)	(188,477)
Total common shareholder’s equity	4,086,991	4,048,680
Long-term debt:
First mortgage bonds and senior notes	4,212,000	4,212,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(36,770)	(37,718)
Total long-term debt	4,337,090	4,336,142
Total capitalization	8,424,081	8,384,822
Current liabilities:
Accounts payable	272,570	325,980
Short-term debt	140,000	176,000
Current maturities of long-term debt	2,412	2,412
Accrued expenses:
Taxes	97,917	99,977
Salaries and wages	41,395	50,091
Interest	48,087	48,917
Unrealized loss on derivative instruments	29,769	13,428
Operating lease liabilities	16,609	15,862
Other	83,714	107,809
Total current liabilities	732,473	840,476
Other long-term and regulatory liabilities:
Deferred income taxes	1,005,679	977,163
Unrealized loss on derivative instruments	34,172	12,693
Regulatory liabilities	718,386	729,614
Regulatory liabilities for deferred income tax	931,814	946,936
Operating lease liabilities	170,250	174,327
Other deferred credits	545,657	559,014
Total long-term and regulatory liabilities	3,405,958	3,399,747
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$12,562,512	$12,625,045

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	85,903,791	$859	$3,275,105	$622,844	$(190,884)	$3,707,924
Net income (loss)	—	—	—	147,302	—	147,302
Common stock dividend paid	—	—	—	(64,604)	—	(64,604)
Other comprehensive income (loss)	—	—	—	—	2,606	2,606
Balance at March 31, 2019	85,903,791	$859	$3,275,105	$705,542	$(188,278)	$3,793,228
Net income (loss)	—	—	—	(8,325)	—	(8,325)
Common stock dividend paid	—	—	—	(19,384)	—	(19,384)
Other comprehensive income (loss)	—	—	—	—	2,608	2,608
Balance at June 30, 2019	85,903,791	$859	$3,275,105	$677,833	$(185,670)	$3,768,127
Balance at December 31, 2019	85,903,791	$859	$3,485,105	$751,193	$(188,477)	$4,048,680
Net income (loss)	—	—	—	111,321	—	111,321
Common stock dividend paid	—	—	—	(53,794)	—	(53,794)
Other comprehensive income (loss)	—	—	—	—	7,806	7,806
Balance at March 31, 2020	85,903,791	$859	$3,485,105	$808,720	$(180,671)	$4,114,013
Net income (loss)	—	—	—	15,037	—	15,037
Common stock dividend paid	—	—	—	(46,015)	—	(46,015)
Other comprehensive income (loss)	—	—	—	—	3,956	3,956
Balance at June 30, 2020	$85,903,791	$859	$3,485,105	$777,742	$(176,715)	$4,086,991

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net Income (loss)	$126,358	$138,977
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	301,587	345,370
Conservation amortization	47,714	53,315
Deferred income taxes and tax credits, net	10,267	8,967
Net unrealized (gain) loss on derivative instruments	36,379	15,145
AFUDC - equity	(11,668)	(6,591)
Production tax credit utilization	(14,470)	(41,111)
Other non-cash	(4,582)	2,210
Regulatory assets and liabilities	(71,204)	(19,061)
Purchased gas adjustment	45,833	(144,917)
Other long term assets and liabilities	(5,073)	(9,822)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	186,425	206,228
Materials and supplies	(15,837)	(3,769)
Fuel and natural gas inventory	729	(5,338)
Prepayments and other	(171)	(85)
Purchased gas adjustment	—	9,921
Accounts payable	(52,580)	(179,591)
Taxes payable	(2,060)	(20,679)
Other	(28,724)	(7,893)
Net cash provided by (used in) operating activities	548,923	341,276
Investing activities:
Construction expenditures - excluding equity AFUDC	(428,775)	(451,215)
Other	104	(3,977)
Net cash provided by (used in) investing activities	(428,671)	(455,192)
Financing activities:
Change in short-term debt, net	(36,000)	160,703
Dividends paid	(99,809)	(83,988)
Other	6,373	7,410
Net cash provided by (used in) financing activities	(129,436)	84,125
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,184)	(29,791)
Cash, cash equivalents, and restricted cash at beginning of period	64,891	53,493
Cash, cash equivalents, and restricted cash at end of period	$55,707	$23,702
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$114,027	$112,058
Cash payments (refunds) for income taxes	—	9,784
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$57,498	$73,757
Reclassification of Colstrip from utility plant to a regulatory asset(Note 8)	—	(47,516)

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)Summary of Consolidation and Significant Accounting Policy

Basis of Presentation
Puget Energy is an energy services holding company that owns Puget Sound Energy. PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC, (Puget LNG) which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility, currently under construction. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that are incurred by PSE and allocated to Puget LNG are related party transactions by nature.
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
The following table presents the activity in the allowance for credit losses for accounts receivable for the six months ending June 30, 2020:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	June 30, 2020
Allowance for credit losses:
Beginning balance	$8,294
Provision for credit loss expense	9,762
Receivables charged-off	(7,157)
Total ending allowance balance	$10,899

Tacoma LNG Facility
In August 2015, PSE filed a proposal with the Washington Utilities and Transportation Commission (Washington Commission) to develop an LNG facility at the Port of Tacoma. Currently under construction at the Port of Tacoma, the facility is expected to be operational in 2021. The Tacoma LNG facility is designed to provide peak-shaving services to PSE’s natural gas customers. By storing surplus natural gas, PSE is able to meet the requirements of peak consumption. LNG will also provide fuel to transportation customers, particularly in the marine market. On January 24, 2018, Puget Sound Clean Air Agency (PSCAA) determined a Supplemental Environmental Impact Statement (SEIS) was necessary in order to rule on the air quality permit for the facility. As a result of requiring a SEIS, the Company's construction schedule was impacted. PSE received the SEIS which concluded the LNG facility would result in a net decrease in greenhouse gas (GHG) emissions providing, in part, that the natural gas for the facility was sourced from British Columbia or Alberta. On December 10, 2019, the PSCAA approved the Notice of Construction permit, a decision which has been appealed to the Washington Pollution Control Hearings Board by each of the Puyallup Tribe of Indians and nonprofit law firm Earthjustice.
If delayed, the construction schedule and costs may be adversely impacted. Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $224.5 million and $199.9 million of construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of June 30, 2020, and December 31, 2019, respectively. Additionally, $0.7 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for each of the six months ended June 30, 2020, and June 30, 2019, respectively. Additionally, $185.1 million and $162.8 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of June 30, 2020, and December 31, 2019, respectively, as PSE is a regulated entity.

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

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020): ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The Company has term loans, credit agreements, and promissory notes that reference LIBOR. As of June 30, 2020, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

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
The amendments in this update are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Accordingly, the Company will implement this update as of December 31, 2020 on a retrospective basis to all periods presented. The Company is in the process of evaluating potential impacts of these amendments to the required annual retirement benefits disclosures.

(3) Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Revenue from contracts with customers:	2020	2019	2020	2019
Electric retail	$433,112	$463,219	$1,040,805	$1,100,408
Natural gas retail	168,117	145,222	533,753	467,782
Other	34,495	36,546	77,378	172,595
Total revenue from contracts with customers	635,724	644,987	1,651,936	1,740,785
Alternative revenue programs	19,750	4,351	20,900	(20,880)
Other non-customer revenue	(3,795)	21,592	24,973	65,864
Total operating revenue	$651,679	$670,930	$1,697,809	$1,785,769

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	June 30, 2020			December 31, 2019
(Dollars in Thousands)	Volumes	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$20,289	$54,238	*	$19,933	$17,504
Natural gas derivatives (MMBtus)[3]	280.7 million	14,254	9,703	315.5 million	11,375	8,617
Total derivative contracts		$34,543	$63,941		$31,308	$26,121
Current		$27,419	$29,769		$23,626	$13,428
Long-term		7,124	34,172		7,682	12,693
Total derivative contracts		$34,543	$63,941		$31,308	$26,121
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
* Electric portfolio derivatives consist of electric generation fuel of 234.0 million One Million British Thermal Units (MMBtu) and purchased electricity of
7.1 million Megawatt Hours (MWhs) at June 30, 2020, and 229.3 million MMBtus and 10.4 million MWhs at December 31, 2019.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At June 30, 2020
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$34,543	$—	$34,543	$(24,528)	$—	$10,015
Liabilities:
Energy derivative contracts	$63,941	$—	$63,941	$(24,528)	$—	$39,413

Puget Energy and Puget Sound Energy	At December 31, 2019
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$31,308	$—	$31,308	$(14,922)	$—	$16,386
Liabilities:
Energy derivative contracts	$26,121	$—	$26,121	$(14,922)	$2,000	$13,199
_______________
1 All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Classification	2020	2019	2020	2019
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$4,764	$(17,189)	$(4,990)	$(2,228)
Realized	Electric generation fuel	(743)	(1,333)	553	11,995
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	7,398	(13,143)	(31,388)	(12,917)
Realized	Purchased electricity	(6,228)	4,961	(12,163)	41,253
Total gain (loss) recognized in income on derivatives		$5,191	$(26,704)	$(47,988)	$38,103

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2020, approximately 98.0% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 2.1% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.

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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of June 30, 2020, PSE had cash posted as collateral of $9.0 million related to contracts executed on the ICE platform. Also, as of June 30, 2020, PSE had $6.3 million in a letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the six months ended June 30, 2020.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30, 2020			At December 31, 2019
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$28,552	$—	$28,552	$6,110	$—	$6,110
Requested credit for adequate assurance	6,331	—	—	5,253	—	—
Forward value of contract[3]	5,327	—	N/A	—	14,827	N/A
Total	$40,210	$—	$28,552	$11,363	$14,827	$6,110
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments totaling $52.5 million at June 30, 2020, and $51.5 million at December 31, 2019, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At June 30, 2020		At December 31, 2019
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$6,162,530	$7,608,405	$5,512,225	$7,004,316
Long-term debt (variable-rate)	2	234,000	234,000	408,100	408,100
Total liabilities		$6,396,530	$7,842,405	$5,920,325	$7,412,416

Puget Sound Energy		At June 30, 2020		At December 31, 2019
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,337,090	$5,992,573	$4,336,142	$5,571,818
Total liabilities		$4,337,090	$5,992,573	$4,336,142	$5,571,818
_______________
1 The carrying value includes debt issuances costs of $23.1 million and $24.1 million for June 30, 2020, and December 31, 2019, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $23.6 million and $24.4 million for June 30, 2020, and December 31, 2019, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At June 30, 2020			Fair Value At December 31, 2019
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$19,763	$526	$20,289	$19,282	$651	$19,933
Natural gas derivative instruments	13,634	620	14,254	9,852	1,523	11,375
Total assets	$33,397	$1,146	$34,543	$29,134	$2,174	$31,308
Liabilities:
Electric derivative instruments	$25,103	$29,135	$54,238	$13,474	$4,030	$17,504
Natural gas derivative instruments	9,425	278	9,703	8,376	241	8,617
Total liabilities	$34,528	$29,413	$63,941	$21,850	$4,271	$26,121

The following tables present the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
(Dollars in Thousands)	2020			2019
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(26,305)	$1,092	$(25,213)	$5,012	$2,758	$7,770
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	(2,284)	—	(2,284)	(6,190)	—	(6,190)
Included in regulatory assets / liabilities	—	(39)	(39)	—	382	382
Settlements	(20)	(711)	(731)	574	(1,619)	(1,045)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	(1,842)	877	(965)
Balance at end of period	$(28,609)	$342	$(28,267)	$(2,446)	$2,398	$(48)

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2020			2019
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(3,378)	$1,282	$(2,096)	$1,362	$1,673	$3,035
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	(26,837)	—	(26,837)	6,135	—	6,135
Included in regulatory assets / liabilities	—	284	284	—	2,279	2,279
Settlements	1,606	(1,224)	382	(12,909)	(2,718)	(15,627)
Transferred into Level 3	—	—	—	4,391	(398)	3,993
Transferred out of Level 3	—	—	—	(1,425)	1,562	137
Balance at end of period	$(28,609)	$342	$(28,267)	$(2,446)	$2,398	$(48)
_______________
1. Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(23.1) million and $(4.7) million for three months ended June 30, 2020 and 2019, respectively.
2. Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(25.4) million and $(2.4) million for six months ended June 30, 2020 and 2019, respectively.

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
The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of June 30, 2020:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$526	$29,135	Discounted cash flow	Power prices (per MWh)	$22.97	$40.05	$30.14
Natural gas	$620	$278	Discounted cash flow	Natural gas prices (per MMBtu)	$1.10	$3.08	$1.78
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2019:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$651	$4,030	Discounted cash flow	Power prices (per MWh)	$9.00	$43.85	$33.99
Natural gas	$1,523	$241	Discounted cash flow	Natural gas prices (per MMBtu)	$1.25	$3.18	$2.47
___________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of June 30, 2020, and December 31, 2019, a hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy by $5.6 million and $2.5 million, respectively.

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
At March 31, 2020, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations". Differences between the fair market value and the carrying value of assets held at PSE were recorded at PE. The Rocky Reach contract was determined to be impaired due to a decrease in forward prices for this contract of 7.6% from December 31, 2019, causing an impairment of $52.6 million. While this impairment of the intangible asset held at Puget Energy is the result of a decline in forward prices and the corresponding valuation impact, the underlying power purchase contract is included within rates at PSE.

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
The following table presents the significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value:

Puget Energy
Valuation Date	Unobservable Input	Low	High	Average
March 31, 2020	Power prices (per MWh)	$10.23	$29.05	$21.27
	Power contract costs per quarter (in thousands)	$6,308	$7,085	$6,468
December 31, 2019	Power prices (per MWh)	$11.75	$31.44	$22.53
	Power contract costs per quarter (in thousands)	$6,237	$7,087	$6,421

(6) Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates. United Association of Plumbers and Pipefitters (UA) represented employees receive annual pay contributions of 4.0% of eligible pay each year in the cash balance formula plan of the defined benefit pension. Non-represented employees and employees represented by the International Brotherhood of Electrical Workers Union (IBEW), participants receive annual employer contributions of 4.0% of eligible pay each year in the cash balance formula of the defined benefit pension or 401k plan account. Those employees receiving contributions in the cash balance formula plan also receive interest credits, which are at least 1.0% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, they will have annuity and lump sum options for distribution. PSE also has a non-qualified Supplemental Executive Retirement Plan (SERP) for certain key senior management employees that closed to new participants in 2019. PSE has an officer restoration benefit for new officers who join PSE or are promoted beginning in 2019, such that company contributions under PSE’s applicable tax-qualified plan, which otherwise would have been earned if not for IRS limitations, are credited to an account with the Deferred Compensation Plan.
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

In 2017, the FASB issued ASU 2017-07, requiring that an employer report the service cost component in the same line items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Pursuant to the standard, the Company has retrospectively included in the consolidated statements of income: (i) the components of service cost within utility operations and maintenance for PSE and within non-utility expense and other for Puget Energy, and (ii) all non-service cost components in other income.
The following tables summarize the Company’s net periodic benefit cost for the three and six months ended June 30, 2020 and 2019:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$6,172	$5,287	$176	$256	$46	$16
Interest cost	6,292	7,216	362	578	93	112
Expected return on plan assets	(12,449)	(12,624)	—	—	(98)	(98)
Amortization of prior service cost	(292)	(495)	87	83	—	—
Amortization of net loss (gain)	2,099	251	512	341	(19)	(63)
Net periodic benefit cost	$1,822	$(365)	$1,137	$1,258	$22	$(33)

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$12,169	$10,574	$404	$512	$95	$33
Interest cost	12,590	14,433	740	1,157	184	224
Expected return on plan assets	(24,951)	(25,248)	—	—	(195)	(195)
Amortization of prior service cost	(787)	(990)	174	166	—	—
Amortization of net loss (gain)	4,080	501	1,098	683	(41)	(125)
Net periodic benefit cost	$3,101	$(730)	$2,416	$2,518	$43	$(63)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$6,172	$5,287	$176	$256	$46	$16
Interest cost	6,292	7,216	362	578	93	112
Expected return on plan assets	(12,451)	(12,628)	—	—	(98)	(98)
Amortization of prior service cost	(393)	(393)	87	83	—	—
Amortization of net loss (gain)	4,866	3,165	575	433	(33)	(109)
Net periodic benefit cost	$4,486	$2,647	$1,200	$1,350	$8	$(79)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$12,169	$10,574	$404	$512	$95	$33
Interest cost	12,590	14,433	740	1,157	184	224
Expected return on plan assets	(24,955)	(25,257)	—	—	(195)	(195)
Amortization of prior service cost	(787)	(787)	174	167	—	—
Amortization of net loss (gain)	9,522	6,330	1,234	866	(69)	(219)
Net periodic benefit cost	$8,539	$5,293	$2,552	$2,702	$15	$(157)

The following table summarizes the Company’s change in benefit obligation for the periods ended June 30, 2020 and December 31, 2019:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended	Year Ended	Six Months Ended	Year Ended	Six Months Ended	Year Ended
(Dollars in Thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Change in benefit obligation:
Benefit obligation at beginning of period	$774,305	$677,643	$63,000	$55,708	$11,627	$10,636
Amendments	—	—	—	—	—	9,049
Service cost	12,169	22,656	404	1,023	95	61
Interest cost	12,590	28,913	740	2,314	184	410
Curtailment Loss / (Gain)	—	—	—	—	—	(7,486)
Actuarial loss (gain)	1,134	84,272	(478)	6,756	34	(287)
Benefits paid	(23,990)	(36,740)	(17,643)	(2,801)	(494)	(982)
Medicare part D subsidy received	—	—	—	—	187	226
Administrative Expense	—	(2,439)	—	—	—	—
Benefit obligation at end of period	$776,208	$774,305	$46,023	$63,000	$11,633	$11,627

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2020, are expected to be at least $18.0 million, $26.1 million and $0.3 million, respectively. During the six months ended June 30, 2020, the Company contributed $17.6 million to fund the SERP. During the six months ended June 30, 2019, the Company contributed $1.0 million to fund the SERP. The Company contributed an immaterial amount to fund the other postretirement plans.

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
On July 8, 2020, the Washington Commission issued its order on PSE’s GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.8% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s PGA deferral to mitigate the impact of the rate increase in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $0.9 million, or 0.05% and the natural gas increase to $1.3 million, or 0.15%. The Washington Commission also determined that the Company’s proposed attrition adjustment of $23.9 million for electric and $16.2 million for natural gas was not in the public interest at this time. The order also effectively ends the deferral of PSE’s advanced metering infrastructure (AMI) investment while allowing the deferral on the return on AMI investments through December 31, 2019. Additional AMI investments will be evaluated in future proceedings for deferrals of return until the AMI project is complete. On July 17, 2020, PSE filed a motion for clarification with the Washington Commission seeking clarification on several items. On July 31, 2020, the Washington Commission issued an order granting PSE’s motion for clarification. The ruling adjusted certain items from the final order issued on July 8, 2020, which led to a combined net increase to electric of $59.6 million, or 2.9%, an increase of $30.1 million above the $29.5 million granted in the final order. The order also led to a combined net increase to natural gas of $42.9 million, or 5.6%, an increase of $6.4 million above the $36.5 million granted in the final order. The Washington Commission maintained adjustments which mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $31.0 million, or 1.5% and the natural gas increase to $7.7 million, or 1.0%. PSE continues to review the original Commission order including the ramifications of certain tax issues and the order for clarification and expects to file a Compliance Filing to amend electric and natural gas tariffs and, upon approval of this filing, rates will go into effect.

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
The settlement agreement provides for the pass back of plant related excess deferred income taxes that resulted from the TCJA using the ARAM methodology based on 2018 amounts beginning March 1, 2019, in the amount of $6.1 million for natural gas customers and $25.9 million for electric customers. The settlement agreement left the determination for the regulatory treatment of the remaining items related to the TCJA, listed below, to PSE’s GRC that was filed June 20, 2019:
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
The settlement agreement provides that PSE may defer the depreciation expense associated with PSE’s ongoing investment in its AMI investment and may defer the return on the AMI investment that was included in the test year of the filing. As noted above, the 2019 GRC effectively ends all deferrals of AMI depreciation expense and deferrals of return on additional AMI investments will be evaluated in future proceedings. The rate of return adopted in the settlement for reporting and deferral purposes is 7.49%. On February 21, 2019, the Washington Commission approved the settlement with one condition: PSE passed back the deferred balance associated with the tax over-collection of $34.6 million for the period from January 1, 2018, through April 30, 2018, over a one-year period which ended May 1, 2020.

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
As a result of the Washington Commission's final order in the ERF, the excess deferred taxes associated with non-plant-related book/tax differences and the treatment of the excess deferred taxes associated with plant related book/tax differences from January 1, 2018, through February 28, 2019, was addressed in PSE’s GRC, which was filed on June 20, 2019. The Washington Commission also required in the ERF order that PSE pass back the deferred balance associated with the tax over-collection for the period from January 1, 2018, through April 30, 2018, as discussed above, over a one-year period which began May 1, 2019. Per PSE’s Schedule 141Y tariff, following the May 2019 through April 2020 refund period, if the residual balance of credit owed to customers will be greater than $0.1 million, PSE will submit a filing no later than July 31, 2020 with a proposal of passing back the residual balance effective September 1, 2020 through August 31, 2021. Finally, the GRC final order determined that PSE is required to pass back 2019 and 2020 protected excess deferred tax reversals totaling $70.8 million over the period July 2020 through July 2021. As noted above, PSE filed a motion for clarification with the Washington Commission seeking clarification on several items including administration of the required pass back of excess deferred tax reversals. On July 31, 2020, PSE received an order granting PSE’s motion for clarification which adjusted certain items within the final order, including treatment of protected excess deferred taxes. PSE is currently reviewing the order granting the motion for clarification.

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
On June 30, 2020, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and a corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $2.1 million of electric deferred revenue will not be collected within 24 months of the annual period; therefore an adjustment was booked to 2020 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no adjustment was booked to 2020 natural gas decoupling revenue.

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

For the six months ended June 30, 2020, in its PCA mechanism, PSE under recovered its allowable costs by $48.8 million of which $19.5 million was apportioned to customers and $1.1 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $46.4 million for the six months ended June 30, 2019, of which $17.3 million was apportioned to customers and accrued $0.2 million interest on the total deferred customer balance. The under recovery in 2020 led to an increase in the PCA deferral, and was a higher under recovery compared to the same period in 2019. The under recovery was due to power costs that were higher than what was collected in the allowed baseline for the six months ended June 30, 2020. Power costs have increased due to a number of factors such as the addition of new resources, increased rates on purchase power agreements and higher transmission costs. Also contributing to the under recovery in 2020 was a reduced load, used to calculate the baseline amount, which was due to warmer than normal weather in the first half of 2020 and to the effects of COVID-19 on energy usage and the economy. Contributing to the under recovery in 2019 were high power prices in the first quarter of 2019 due to cold weather in February and early March of 2019, which drove regional loads and demand for power up resulting in higher prices, and Westcoast pipeline capacity limitations, which contributed to higher natural gas and power prices.

Purchased Gas Adjustment Mechanism
On April 25, 2019, the Washington Commission approved PSE’s request for an out-of-cycle change to PGA rates with the rate change taking effect May 1, 2019. The out-of-cycle PGA filing was needed to begin amortizing a large PGA commodity deferral balance that had grown due to higher than projected commodity costs during the 2018/19 winter. These higher than projected commodity costs were primarily due to an October 9, 2018, rupture and subsequent explosion on Westcoast Pipeline which is one of the major pipelines feeding PSE’s distribution system. The pipeline was repaired in October 2018, however supply capacity on the pipeline was limited over the 2018/19 winter leading to higher prices. February weather was also much colder than normal which also increased the demand for natural gas. The out-of-cycle PGA rates were effective from May 1, 2019 through April 30, 2020 and on May 1, 2020 the rates were set to zero. At the end of the recovery period, an unamortized balance of $4.9 million remains which PSE will request to be amortized in its upcoming annual PGA filing for rates effective November 1, 2020.
On October 24, 2019, the Washington Commission approved PSE’s request for November 2019 PGA rates, with the rate change taking effect on November 1, 2019. As part of that filing, PSE requested PGA rates increase annual revenue by $17.8 million, while the new tracker rates increased by annual revenue of $100.6 million; this was in addition to continuing the collection on the remaining balance of $54.0 million from the out-of-cycle PGA. The tracker rates include deferral balances for the three separate amounts: (i) $114.4 million of under collected commodity balances deferred in February and March; (ii) a $10.8 million balance of over-collected commodity costs for the 2018 PGA, and (iii) a $4.1 million remaining balance from the $54.7 million credit to customers, caused by the 2017 over-collection, established in the 2018 tracker. The high commodity deferral balances for winter months through March 2019 were the result of three noteworthy events last winter experienced by PSE: the Enbridge pipeline rupture, unusually low temperatures in February and March, and a compressor failure in February at the Jackson Prairie storage facility. Additionally, to reduce customer impact, as part of the approved PGA filing, PSE was approved to collect $114.4 million commodity deferrals and related interest over a two year period, instead of the historic one year period, from November 2019 through October 2021. Finally, as part of the GRC final order, collection of the $114.4 million commodity deferrals and related interest was further lengthened to be collected over three years instead of two.

The following table presents the PGA mechanism balances and activity for six months ended June 30, 2020 and 2019:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30,	At December 31
PGA receivable balance and activity	2020	2019
PGA receivable beginning balance	$132,766	$9,922
Actual natural gas costs	169,697	406,162
Allowed PGA recovery	(217,916)	(289,876)
Interest	2,385	6,558
PGA receivable ending balance	$86,932	$132,766

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get To Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. As of June 30, 2020, and December 31, 2019, PSE had deferred GTZ depreciation expense balances of $41.1 million and $21.7 million, respectively. In addition to the depreciation expense deferral, PSE requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the Company’s currently authorized after tax rate of return, or 6.89% per the 2018 ERF. As of June 30, 2020, and December 31, 2019, PSE has a deferred carrying charge balance of $2.0 million and $0.5 million, respectively. The GTZ accounting petition was consolidated with PSE’s 2019 GRC and on July 8, 2020, the Washington Commission issued its order in PSE’s 2019 GRC. The ruling authorized PSE to amortize deferred GTZ expenses as proposed in the original general rate case filing. The ruling also allows continued deferral of the depreciation expense associated with GTZ investments not already approved for recovery with a book life of 10 years or less, through its next GRC. Finally, the final order changed the rate at which PSE could defer and recovery carrying charges from PSE’s authorized rate of return to the quarterly interest rate established by the FERC.

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective Tariff WN U-60. The purpose of this filing is to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program puts to immediate use $11.0 million in unspent low income funds from prior years, and supplements other forms of financial assistance. The program does not require an increase to rates and is fully compatible with other low income programs. PSE made an additional filing on July 21, 2020 to increase the amount of electric funds available for distribution by $4.5 million under the CACAP program. The program will automatically end when all of the funds are disbursed or September 30, 2020 whichever is soonest. Based on the COVID-19 pandemic and resulting state of emergency, the Washington Commission allowed the tariff revisions to become effective on April 13, 2020.

Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the six months ended June 30, 2020, PSE incurred $9.9 million in storm-related electric transmission and distribution system restoration costs, of which no amount was deferred as a regulatory asset. This compares to $39.2 million incurred in storm-related electric transmission and distribution system restoration costs for the six months ended June 30, 2019, of which the Company deferred $0.4 million and $28.3 million as regulatory assets related to storms that occurred in 2018 and 2019, respectively. Under the December 5, 2017, Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

(8) Commitments and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4. In March 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. In July 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court in September 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and Talen Energy Corporation (Talen), agreed to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana no later than July 1, 2022. Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. Additionally, PSE has accelerated the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027. The GRC also repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4. The final order in the 2019 GRC further shortened the depreciable life for Colstrip 3 and 4 to December 31, 2025 to align with the requirements of the Clean Energy Transformation Act.
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

On December 10, 2019, PSE announced its intention to sell its interest in Colstrip Unit 4 to NorthWestern Energy for $1. Under the agreement with NorthWestern Energy, PSE would retain its obligation to fund 25% of the environmental remediation and decommissioning costs associated with Unit 4 during PSE's operation. The agreement is subject to approval by the Washington Commission and the Montana Public Service Commission. Additionally, PSE has agreed to enter into a power purchase agreement with NorthWestern Energy for 90 MW through 2025 to facilitate the transition, and sell a portion of its dedicated Colstrip transmission system, conditioned upon regulatory approval. Other Colstrip owners and other external parties have intervened in the pending regulatory review of this transaction, and one Colstrip owner has exercised its contractual right to purchase its pro rata share of the interest to be sold by PSE. Both the Washington Commission and the Montana Public Service Commission have placed the respective procedural calendars on hold until the terms of the deal can be updated for the additional Colstrip owner’s contractual purchase right and supplemental testimony can be filed. The original purchase agreement is written such that the purchase must close by December 31, 2020. For accounting purposes, management has evaluated the applicable held for sale criteria as of December 31, 2019, and June 30, 2020, and determined that these criteria were not met. As such, Colstrip Unit 4 is classified as Electric Utility Plant on the balance sheet, see Note 6, "Utility Plant," to the consolidated financial statements in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2019.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, during the six months ended June 30, 2020, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $935.3 million through 2042.
For further information, see Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2019.

COVID-19
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
Government mandated stay at home orders and private work from home mandates due to COVID-19 have affected electric and gas loads for residential, commercial, and industrial customers. During the quarter ended June 30, 2020, the Company delivered lower electric and natural gas loads, 7.0% and 11.0%, respectively, when comparing weather-adjusted actual to forecast. Decreases in commercial and industrial loads were partially offset by increases in residential loads. Electric retail revenue reductions were partially offset by reduced electric supply costs and the effects of decoupling. The impact on natural gas revenue due to load was offset by gas supply cost and decoupling. The Company anticipates that electric and gas loads will continue to be impacted for the remainder of 2020, due to continued work place lock downs, work at home mandates, other government mandated quarantines, economic recession, and resurgence of the COVID-19 virus.
At the date of this report, the Company is effectively managing operations during the pandemic in order to continue to provide critical service to its customers. The Company has flexibility with capital investments and other measures to maintain sufficient liquidity over the next twelve months. The situation remains fluid and future impacts to the Company that are presently unknown or unanticipated may occur. Furthermore, the severity of impact to the Company could increase the longer the global pandemic persists.

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
The components of lease cost were as follows:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use asset	$152	$124	$304	$282
Interest on lease liabilities	9	10	19	19
Total finance lease cost	$161	$134	$323	$301

Operating lease cost[1]	$5,669	$5,223	$11,149	$10,007
_______________
1 Includes $0.2 million allocated to PLNG at Puget Energy related to the Port of Tacoma lease for each of the three months ended June 30, 2020 and 2019, respectively and $0.5 million for each of the six months ended June 30, 2020 and 2019, respectively.

Supplemental cash flow information related to leases was as follows:

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$7,726	$9,131
Investing cash flow for operating leases[1]	3,423	876
Operating cash flow for finance leases	19	19
Financing cash flow for finance leases	304	282
Non-cash disclosure upon commencement of new lease
Right-of-use assets obtained in exchange for new operating lease liabilities	4,996	1,840
_______________
1 Includes $0.5 million allocated to PLNG at Puget Energy related to the Port of Tacoma lease for each of the six months ended June 30, 2020 and 2019, respectively.

Supplemental balance sheet information related to leases was as follows:

Puget Sound Energy
(Dollars in Thousands)	June 30,	December 31,
Operating Leases	2020	2019
Operating lease right-of-use asset	$179,658	$183,048

Operating leases liabilities current	16,609	15,862
Operating lease liabilities long-term	170,250	174,327
Total Operating lease liabilities:	$186,859	$190,189

Finance Leases
Common Plant	$1,185	$1,488

Other current liabilities	616	669
Other deferred credits	519	811
Total finance lease liabilities	$1,135	$1,480

Weighted Average Remaining Lease Term
Operating leases	18.93 Years	19.24 Years
Finance leases	2.29 Years	2.76 Years

Weighted Average Discount Rate
Operating leases	3.59%	3.59%
Finance leases	2.98%	2.98%

The following tables summarize the Company’s estimated future minimum lease payments as of June 30, 2020, and December 31, 2019, respectively

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At June 30,	Operating Leases	Finance Leases
2020 (remaining six months)	$11,653	$320
2021	23,222	508
2022	22,578	279
2023	22,140	98
2024	21,415	—
Thereafter	162,810	—
Total lease payments	$263,818	$1,205
Less imputed interest	(76,959)	(70)
Total	$186,859	$1,135

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2020	$22,500	$643
2021	22,527	508
2022	21,856	279
2023	21,415	98
2024	20,690	—
Thereafter	160,410	—
Total lease payments	$269,398	$1,528
Less imputed interest	(79,209)	(48)
Total net present value	$190,189	$1,480

(10) Other

Long-Term Debt
On May 19, 2020, Puget Energy issued $650.0 million of senior secured notes (Notes) at an interest rate of 4.1%. The Notes pay interest semi-annually and are due to mature on June 15, 2030. The proceeds from the issuance of the Notes were used to pay $150.0 million under our term loan credit facility, pay $31.6 million of our revolving credit facility, and to redeem $450.0 million in principal amount of the 6.5% senior secured notes due December 15, 2020 and to pay related fees and expenses.
On June 18, 2020, Puget Energy redeemed the $450.0 million senior secured notes due December 15, 2020 and paid related fees and expenses for a total redemption price of $463.2 million. Excluding the repayment of the $450.0 million principal amount and $0.3 million of unamortized debt discount and issuance cost, the extinguishment incurred a $13.5 million loss, which includes $0.4 million of accrued interest expense and is reported in the Puget Energy "Interest Expense" line item as of June 30, 2020.
For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2019.

Short-Term Debt
During the six months ended June 30, 2020, commercial paper markets were significantly impacted for a period of time due to COVID-19, during which time the Company drew short term funding from its credit facility. Commercial paper markets improved as of June 30, 2020, at which time no amount was drawn under PSE's credit facility and $140.0 million was outstanding under the commercial paper program at PSE. For further information, see Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2019.

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
In response to the outbreak and business disruption, first and foremost, we have prioritized the health and safety of our customers, employees, and the communities in our service territory implementing a number of changes including not disconnecting customers for non-payment, receiving Washington Commission approval to waive late fees, and filing a motion with the Washington Commission to waive the statutory deadline for the Company’s General Rate Case for up to 60 days, from May 20, 2020, until July 20, 2020, establishing a Crisis-Affected Customer Assistance Program (CACAP), implementing social distancing measures for our employees and using remote workforce where possible. PSE continues to serve our customers and has implemented business continuity and emergency response plans to continue to provide electricity and natural gas services to customers and otherwise support the Company’s operations.
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
Due to continued stay at home orders, work from home mandates, and business disruptions caused by COVID-19, electric and gas loads decreased 7.0% and 11.0%, respectively, when comparing weather-adjusted actual to forecast during the fiscal quarter ended June 30, 2020. Residential loads during the quarter ended June 30, 2020, increased 2.6% and 3.1% when comparing weather-adjusted actual to forecast for electric and gas loads, respectively. In contrast, the Company delivered weather-adjusted commercial electric and gas loads of 12.6% and 11.7% lower than forecasted, respectively, during the fiscal quarter ended June 30, 2020. Revenue reductions are partially offset by the effects of decoupling and reduced electric and natural gas supply costs. Decoupling revenue recognized during the quarter was $23.2 million and $3.4 million for electric and natural gas, respectively as compared to $5.9 million and $4.8 million in the same period of 2019 for electric and natural gas, respectively. The Company anticipates that electric and gas loads will continue to be impacted the remainder of 2020 with a partial recovery in the fourth quarter, due to continued work place lock downs, work at home mandates, other government mandated quarantines, economic recession, and resurgence of the COVID-19 virus. Risks to these assumptions include the duration, severity, and potential resurgence of the virus, government proclamations related to managing public health, and fiscal stimulus policies to support economic recovery. Industrial customers, who represent only 4.3% of the Company's total retail revenue and are generally transmission and transportation services which are not volumetric in nature, are not expected to be materially impacted. Due to business disruptions caused by the COVID-19 pandemic, the Company has incurred increased costs and partially offsetting cost savings that have been immaterial through the period ended June 30, 2020. To the extent that the Company incurs material, unexpected expenses associated with the pandemic, such as increased uncollectible accounts receivable, the Company would explore regulatory accounting policies and rate recovery mechanisms to address any negative impacts to financial results.
On March 27, 2020, the U.S. Government enacted the CARES Act, which provides approximately $2 trillion of economic relief and stimulus to support the national economy during the COVID-19 epidemic. This package included support for individuals, large corporations, small business, and health care entities, among other affected groups. Among other provisions, the CARES Act includes modifications to corporate income tax provisions, including temporary suspension of certain payment requirements for the employer portion of social security taxes. As a result of these modifications, the Company deferred payroll taxes totaling $4.7 million as of June 30, 2020.
Further detail regarding the factors and trends affecting performance of the Company during the quarter ended June 30, 2020, is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

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
•Acts of war, terrorism, or the impact of civil unrest to infrastructure; and
•Risks due to pandemics, including supply shortages, rising costs, disruption to vendor or customer relationships, the potential for reputational harm, the impact of government, business and company closure of facilities, customer or contract defaults; concerns of safety to employees and customers, potential costs due to quarantining of employees and work-from-home policies.

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
On July 8, 2020, the Washington Commission issued its order on PSE’s GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.80% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s PGA deferral to mitigate the impact of the rate increase in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $0.9 million, or 0.05% and the natural gas increase to $1.3 million, or 0.15%. The Washington Commission also determined that the Company’s proposed attrition adjustment of $23.9 million for electric and $16.2 million for natural gas was not in the public interest at this time. The order also effectively ends the deferral of PSE’s advanced metering infrastructure (AMI) investment while allowing the deferral on the return on AMI investments through December 31, 2019. Additional AMI investments will be evaluated in future proceedings for deferrals of return until the AMI project is complete. As a result of the 2019 GRC outcome, Puget Energy and PSE credit rating metrics will likely be adversely impacted absent other regulatory relief or Corporate mitigation measures otherwise Puget Energy and PSE are at risk of a downgrade to their credit rating. On July 17, 2020, PSE filed a motion for clarification with the Washington Commission seeking clarification on several items. On July 31, 2020, the Washington Commission issued an order granting PSE’s motion for clarification. The ruling adjusted certain items from the final order issued on July 8, 2020, which led to a combined net increase to electric of $59.6 million, or 2.9%, an increase of $30.1 million above the $29.5 million granted in the final order. The order also led to a combined net increase to natural gas of $42.9 million, or 5.6%, an increase of $6.4 million above the $36.5 million granted in the final order. The Washington Commission maintained adjustments which mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $31 million, or 1.5% and the natural gas increase to $7.7 million, or 1.0%. PSE continues to review the original Commission order including the ramifications of certain tax issues and the order for clarification and expects to file a Compliance Filing to amend electric and natural gas tariffs and, upon approval of this filing, rates will go into effect.
For further details regarding the 2019 GRC filing and credit ratings, see Note 7, "Regulations and Rates" to the consolidated financial statements included in part 1 of this report and "Financing Program: in item 2 of this report, respectively.

Expedited Rate Filing
On November 7, 2018, PSE filed an ERF with the Washington Commission. On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms. The settlement agreement was filed on January 30, 2019. On February 21, 2019, the Washington Commission approved the settlement with one condition. The settlement requires that PSE pass back the deferred balance associated with the tax over-collection of $34.6 million from January 1, 2018, through April 30, 2018, over a one-year period which began May 1, 2019.
For further details regarding the 2018 ERF, see Note 7, "Regulations and Rates" to the consolidated financial statements included in part 1 of this report.

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017, requesting deferred accounting treatment for the impacts of tax reform.  The deferred accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35% to 21%. Other outcomes associated with PSE’s tax deferral filing are discussed in the ERF and GRC disclosures. On July 8, 2020, the Washington Commission issued its order in PSE’s GRC, which was consolidated with PSE’s accounting petition filed on December 29, 2017. On July 17, 2020, PSE filed a motion for clarification of several issues in the Washington Commission’s order including issues relating to its accounting petition. On July 31, 2020, PSE received an order granting PSE’s motion for clarification which adjusted certain items within the final order, including treatment of protected excess deferred taxes. PSE is currently reviewing the order granting the motion for clarification.

The Washington Commission approved the following PSE requests to change rates to reflect the new corporate tax rates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Electric:
May 1, 2018	(3.4)%	$(72.9)
Natural Gas:
May 1, 2018	(2.7)%	$(23.6)

For further details regarding the Washington Commission Tax Deferral Filing, see Note 7, "Regulations and Rates" to the consolidated financial statements included in part 1 of this report.

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
On June 30, 2020, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and a corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $2.1 million of electric deferred revenue will not be collected within 24 months of the annual period; therefore an adjustment was booked to 2020 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no adjustment was booked to 2020 natural gas decoupling revenue.

The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
May 1, 2020[2]	0.2%	$2.0
May 1, 2019	0.9	20.6
May 1, 2018	(1.1)	(25.2)
Natural Gas:
May 1, 2020	(0.5)%	$(4.8)
May 1, 2019	(5.3)	(45.9)
May 1, 2018	1.7	15.9
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
2 The 2019 GRC final order lengthened the recovery period to April 2022, however, the rates issued in the final order are not currently in effect.

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

In 2016, PSE filed an accounting petition with the Washington Commission which requested deferral of the variances, either positive or negative, between the fixed costs previously recovered in the PCA and the revenue received to cover the allowed fixed costs.  The Washington Commission issued Order No. 01 approving PSE’s accounting petition. With the final determination in PSE’s GRC, this deferral ceased with the rate effective date of December 19, 2017.

For the six months ended June 30, 2020, in its PCA mechanism, PSE under recovered its allowable costs by $48.8 million of which $19.5 million was apportioned to customers and $1.1 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $46.4 million for the six months ended June 30, 2019, of which $17.3 million was apportioned to customers and accrued $0.2 million interest on the total deferred customer balance. The under recovery in 2020 led to an increase in the PCA deferral, and was a higher under recovery compared to the same period in 2019. The under recovery was due to power costs that were higher than what was collected in the allowed baseline for the six months ended June 30, 2020. Power costs have increased due to a number of factors such as the addition of new resources, increased rates on purchase power agreements and higher transmission costs. Also contributing to the under recovery in 2020 was a reduced load, used to calculate the baseline amount, which was due to warmer than normal weather in the first half of 2020 and to the effects of COVID-19 on energy usage and the economy. Contributing to the under recovery in 2019 were high power prices in the first quarter of 2019 due to cold weather in February and early March of 2019, which drove regional loads and demand for power up resulting in higher prices, and Westcoast pipeline capacity limitations, which contributed to higher natural gas and power prices.

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
The following table sets forth power cost adjustment clause filing approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
July 3, 2020	1.2%	$23.9
July 1, 2019[1]	(1.2)	(24.9)
May 1, 2019	0.1	3.3
_______________
1.The rates for Microsoft Special Contracts portion was zeroed out effective July 3, 2020 following the July 2019 through June 2020 period. The actual residual amount (if over $100 thousand) resulting at July 31, 2020 will be included in the electric Schedule 129 Low Income Program rates that become effective October 1, 2020.

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

Purchased Gas Adjustment Mechanism
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
On April 25, 2019, the Washington Commission approved PSE’s request for an out-of-cycle change to PGA rates with the rate change taking effect May 1, 2019. The out-of-cycle PGA filing was needed to begin amortizing a large PGA commodity deferral balance that had grown due to higher than projected commodity costs during the 2018/19 winter. These higher than projected commodity costs were primarily due to an October 9, 2018, rupture and subsequent explosion on Westcoast Pipeline which is one of the major pipelines feeding PSE’s distribution system. The pipeline was repaired in October 2018, however supply capacity on the pipeline was limited over the 2018/19 winter leading to higher prices. February weather was also much colder than normal which also increased the demand for natural gas. The out-of-cycle PGA rates were effective from May 1, 2019 through April 30, 2020 and on May 1, 2020 the rates were set to zero. At the end of the recovery period, an unamortized balance of $4.9 million remains which PSE will request to be amortized in its upcoming annual PGA filing for rates effective November 1, 2020.
On October 24, 2019, the Washington Commission approved PSE’s request for November 2019 PGA rates, with the rate change taking effect on November 1, 2019. As part of that filing, PSE requested PGA rates increase annual revenue by $17.8 million, while the new tracker rates increased by annual revenue of $100.6 million; this was in addition to continuing the collection on the remaining balance of $54.0 million from the out-of-cycle PGA. The tracker rates include deferral balances for the three separate amounts: (i) $114.4 million of under collected commodity balances deferred in February and March; (ii) a $10.8 million balance of over-collected commodity costs for the 2018 PGA, and (iii) a $4.1 million remaining balance from the $54.7 million credit to customers, caused by the 2017 over-collection, established in the 2018 tracker. The high commodity deferral balances for winter months through March 2019 were the result of three noteworthy events last winter experienced by PSE: the Enbridge pipeline rupture, unusually low temperatures in February and March, and a compressor failure in February at the Jackson Prairie storage facility. Additionally, to reduce customer impact, as part of the approved PGA filing, PSE will be collecting $114.4 million commodity deferrals and related interest over a two year period, instead of the historic one year period, from November 2019 through October 2021. Finally, as part of the GRC final order, collection of the $114.4 million commodity deferrals was further lengthened to be collected over three years instead of two.

The following table presents the PGA mechanism balances and activity for six months ended June 30, 2020 and 2019:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30,	At December 31,
PGA receivable balance and activity	2020	2019
PGA receivable beginning balance	$132,766	$9,922
Actual natural gas costs	169,697	406,162
Allowed PGA recovery	(217,916)	(289,876)
Interest	2,385	6,558
PGA receivable ending balance	$86,932	$132,766

The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective date:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2019[2]	13.4%	$118.3
May 1, 2019[1]	6.3	54.0
November 1, 2018	(10.9)	(98.4)
_______________
1.The rate for out of the cycle May 2019 PGA (Supplemental A) filing was set to zero effective May 1, 2020, The actual residual amount resulting will be included in annual PGA filling effective November 1, 2020.
2.The 2019 GRC final order lengthened the recovery period from two to three years.

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

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective Tariff WN U-60. The purpose of this filing is to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program puts to immediate use $11.0 million in unspent low income funds from prior years, and supplements other forms of financial assistance. The program does not require an increase to rates and is fully compatible with other low income programs. PSE made an additional filing on July 21, 2020 to increase the amount of electric funds available for distribution by $4.5 million under the CACAP program. The program will automatically end when all of the funds are disbursed or September 30, 2020 whichever is soonest. Based on the COVID-19 pandemic and resulting state of emergency, the Washington Commission allowed the tariff revisions to become effective on April 13, 2020.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three and six months ended June 30, 2019, and 2020.

Non-GAAP Financial Measures - Electric and Natural Gas Margins
The following discussion includes financial information prepared in accordance with GAAP, as well as two other financial measures, electric margin and natural gas margin, that are considered “non-GAAP financial measures”.  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that includes adjustments that result in a departure from GAAP presentation.  The presentation of electric margin and natural gas margin is intended to supplement an understanding of PSE’s operating performance.  Electric margin and natural gas margin are used by PSE to determine whether PSE is collecting the appropriate amount of revenue from its customers in order to provide adequate recovery of operating costs, including interest and equity returns.  PSE’s electric margin and natural gas margin measures may not be comparable to other companies’ electric margin and natural gas margin measures.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended June 30, 2019 and 2020:

Electric Margin
Three Months Ended
2019 to 2020 comparison
$ (Millions)
400
375
350
325
300
$365.1
$(28.3)
$2.1
$17.3
$(3.8)
$(29.6)
$(1.5)
$4.6
$0.2
$326.1
2019 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue*
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2020 Electric Margin

______________
* Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended June 30, 2019 compared to 2020
Electric Operating Revenue
Electric operating revenues decreased $42.4 million from the prior year primarily due to a decrease in transportation and other revenue of $29.6 million, a decrease in electric retail sales of $28.3 million, and a decrease in other decoupling revenue of $3.8 million; partially offset by an increase in decoupling revenue of $17.3 million and an increase in sales to other utilities of $2.1 million.  These items are discussed in detail below.
•Electric retail sales decreased $28.3 million due to a decrease of $31.9 million from reduced retail electricity usage, or 7.5%, and a decrease in rates of $3.6 million compared to the prior year. The reduction was due to a decrease of commercial and industrial customer usage of 17.5% and 9.2%, respectively, largely driven by business shut downs resulting from COVID-19. This decrease in volumes was partially offset by a 2.4% increase in residential customer usage. Residential usage patterns were affected by customers working from home during Washington's stay-at-home order, an increase in heating degree days of 15.9%, and an increase in retail customers of 1.3% compared to 2019. See Management's Discussion and Analysis, "Regulation and Rates" and "Overview" included in Item 2 of this report for electric rate changes and COVID-19 updates.
•Sales to other utilities increased $2.1 million due to a 75.3% increase in sales volume from an additional 10.9% of combustion turbine (CT) generation as a result of favorable heat rates and increased hydro generation of 60.2%; partially offset by a 27.9% decrease in price.

•Decoupling revenue increased $17.3 million, primarily due to a combination of a $8.9 million increase in delivery deferral revenues and an $8.3 million increase in PCA fixed cost deferral revenues, driven by a higher allowed rate per customer and decreased actual usage as noted above in the retail revenue section. This resulted in allowed delivery revenues being greater than actual delivery revenues in the current year than in the prior year.
•Other decoupling revenue decreased $3.8 million, primarily due to $2.1 million deferred decoupling revenue that will not be collected within 24 months of the end of 2020. There was no 24 month GAAP reserve in 2019.
•Transportation and other revenue decreased $29.6 million primarily due to a decrease in production tax credit (PTC) deferral revenue of $23.1 million for the re-purpose of the PTCs driven by lower pre-tax book income, a decrease in net wholesale non-core gas sales of $3.2 million, and a decrease in tax reform deferrals in 2020 for revenue subject to refunds of $1.8 million.

Electric Power Costs
Electric power costs decreased $3.4 million primarily due to a $4.6 million decrease of electric generation fuel expenses partially offset by an increase of $1.5 million of purchased electricity costs. These items are discussed in detail below.
•Purchased electricity expense increased $1.5 million primarily due to a 7.8% increase in wholesale electricity purchases; partially offset by a 6.2% decrease in wholesale prices. The increase in purchases was primarily driven by a decrease in contracted resources and non-firm energy of 20.0% and 2.7%, respectively, driving an 10.9% increase in combustion turbine generation.
•Electric generation fuel expense decreased $4.6 million primarily due to a $7.5 million decrease in Colstrip related to the retirement of Units 1 and 2; partially offset by $1.7 million increase in Colstrip 3 & 4 fuel costs and a $1.2 million increase in combustion turbine generation costs primarily driven by a 10.9% increase in production.

The following chart displays the details of PSE's electric margin changes for the six months ended June 30, 2019 and 2020:

Electric Margin
Six Months Ended
2019 to 2020 comparison

$ (Millions)
850
800
750
700
650
$841.3
$(64.4)
$(7.8)
$26.8
$(10.7)
$(116.2)
$103.5
$18.2
$(0.3)
$790.4
2019 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue*
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2020 Electric Margin

______________
* Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six Months Ended June 30, 2019 compared to 2020
Electric Operating Revenue
Electric operating revenues decreased $172.2 million from the prior year primarily due to a decrease in transportation and other revenues of $116.2 million, a decrease in electric retail sales of $64.4 million, a decrease in sales to other utilities of $7.8 million, and a decrease in other decoupling revenue of $10.7 million; partially offset by decoupling revenue of $26.8 million.  These items are discussed in detail below.
•Electric retail sales decreased $64.4 million due to a decrease of $59.4 million from reduced retail electricity usage, or 5.7%, and a decrease in rates of $5.0 million compared to the prior year. The reduction was due to a decrease of commercial, industrial and residential customer usage of 12.4%, 7.6% and 0.1%, respectively, primarily driven by business shut downs resulting from COVID-19; partially offset by an increase in heating degree days of 1.1% and an increase in retail customers of 1.4% compared to 2019. See Management's Discussion and Analysis, "Regulation and Rates" and "Overview" included in Item 2 of this report for electric rate changes and COVID-19 updates.
•Sales to other utilities decreased $7.8 million due to a 46.8% decrease in price; partially offset by a 46.1% increase in sales volume. During the first quarter of 2019, wholesale prices increased 115.7% due to spot power prices at Mid-Columbia that increased to an 18-year high largely driven by record-breaking natural gas prices. In addition, an increase in volumes from an additional 111.8% of combustion turbine generation as a result of favorable heat rates and increased demand for wholesale market power contributed to the strong revenue in the 2019 period.
•Decoupling revenue increased $26.8 million, primarily due to the combination of a $14.8 million increase in PCA fixed cost deferral revenues and a $12.0 million increase in delivery deferral revenues, driven by a higher allowed rate per customer and decreased actual usage as noted above in the retail revenue section. This resulted in allowed delivery revenues being greater than actual delivery revenues in the current year than in the prior year.

•Other decoupling revenue decreased $10.7 million, primarily due the following: (i) a $4.3 million decrease year-over-year related to an increase in current year amortization of previous years' decoupling deferrals resulting from higher amortization rates; partially offset by decreased usage; (ii) a $3.5 million decrease related to earnings in excess of allowed ROR. In 2019, earnings in excess of the allowed ROR of $3.5 million was passed back to customers. There were no such collections in 2020; (iii) in 2018 there was $0.8 million of deferred decoupling revenue that could not be collected within 24 months. This was recognized in the first quarter of 2019 as it met the alternative revenue program revenue recognition guidelines. In 2020, $2.1 million deferred decoupling revenue will not be collected within 24 months of the end of 2020 therefore, reserving against the decoupling deferral revenue recognized as discussed above.
•Transportation and other revenue decreased $116.2 million primarily due to a decrease in net wholesale non-core gas sales of $94.7 million and a decrease in PTC deferral revenue of $26.6 million for the re-purpose of the PTCs driven by lower pre-tax book income; partially offset by an increase if tax reform deferrals in 2020 for revenue subject to refunds of $4.8 million. The decrease in net wholesale non-core gas sales was due to a 75% decrease in the average price of the non-core gas sold as well as a 14% decrease in sales volume. The decrease was partially offset by a $37.3 million decrease in the total cost of the non-core gas sold due to a 44% decrease in the average price of non-core gas purchases and the aforementioned decrease in non-core gas sales volume. Prices decreased to a combination of supply changes from high gas production, mild weather, and surplus storage, as well as decreased demand due to business disruptions caused by the COVID-19 pandemic. In contrast, gas prices were high in early 2019 due to the continuing effects of the late 2018 Enbridge pipeline rupture that decreased pipeline capacity in the region, compressor issues at a gas storage facility that limited gas deliverability, and higher than expected loads due to cold weather.

Electric Power Costs
Electric power costs decreased $121.3 million primarily due to a decrease of $103.5 million of purchased electricity costs and $18.2 million of electric generation fuel expenses. These items are discussed in detail below.
•Purchased electricity expense decreased $103.5 million primarily due to a 7.7% decrease in wholesale electricity purchases and a 20.0% decrease in wholesale prices. The decrease in purchases was primarily driven by a decrease in load and a decrease in contracted resources and non-firm energy of 25.5% and 15.5%, respectively, driving an 45.1% increase in combustion turbine generation.
•Electric generation fuel expense decreased $18.2 million primarily due to a $13.7 million decrease in Colstrip related to the retirement of Units 1 and 2 and a $4.3 million decrease in combustion turbine generation costs primarily driven by the cost of natural gas. Natural gas prices trended down in 2020 due to a combination of increased supply from high gas production, and decreased demand from mild winter weather and load pattern changes due to COVID-19 business disruptions from stay at home orders. In contrast, 2019 natural gas prices were high due to the effect of the Enbridge pipeline rupture in late 2018 which led to a decrease in pipeline capacity in the region at the same time that there was compressor issues at a gas storage facility limiting gas deliverability, and higher than expected load due to the cold weather in 2019.

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

The following chart displays the details of PSE's natural gas margin changes for the three months ended June 30, 2019 and 2020:

Natural Gas Margin
Three Months Ended
2019 to 2020 comparison
$ (Millions)
140
130
120
110
100
$112.3
$20.9
$(1.4)
$3.3
$1.4
$(20.1)
$116.4
2019 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2020 Natural Gas Margin

_______________
* Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended June 30, 2019 compared to 2020
Natural Gas Operating Revenue
Natural gas operating revenue increased $24.2 million primarily due to an increase of $20.9 million in total retail sales, an increase of $3.3 million in other decoupling revenue and an increase of $1.4 million in transportation and other revenue; partially offset by $1.4 million in decoupling revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $20.9 million due to an increase in rates of $16.7 million and an increase in natural gas load of 1.2%, or $4.2 million of natural gas sales. Natural gas load increased primarily due to an 11.4% increase in average therms used by residential customers. Residential usage patterns were affected by customers working from home during Washington's stay-at-home order and a 15.9% increase in heating degree days compared to 2019. The increase in residential usage was partially offset by a 17.8% decrease by commercial firm customers, largely driven by business shut downs resulting from COVID-19. See Management's Discussion and Analysis, "Regulation and Rates" and "Overview" included in Item 2 of this report for natural gas rate changes and COVID-19 updates.
•Decoupling revenue decreased $1.4 million, driven by higher actual revenues in the second quarter of 2020 as compared to the same period year over year, while allowed revenues remained constant. The increase in actual revenues is attributable to a higher allowed rate per customer partially offset by decreased natural gas usage, as noted above in the retail revenue section.
•Other decoupling revenue increased $3.3 million, primarily due to higher amortization rates in the three months ended June 30, 2019, compared to the same period in 2020.

Natural Gas Energy Costs
Purchased natural gas expense increased $20.1 million due to an increase in the PGA rates in November 2019 and the addition of two supplemental gas commodity costs amortization rates in 2019 which were added in order to recover the large amount of gas costs that PSE incurred in late 2018 and early 2019 due to the Enbridge pipeline explosion and an increase in natural gas usage of 1.2%.

The following chart displays the details of PSE's natural gas margin changes for the six months ended June 30, 2019 and 2020:

Natural Gas Margin
Six Months Ended
2019 to 2020 comparison
$ (Millions)
400
375
350
325
$317.6
$63.5
$4.4
$21.3
$1.3
$(75.6)
$332.5
2019 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2020 Natural Gas Margin

_______________
* Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six Months Ended June 30, 2019 compared to 2020
Natural Gas Operating Revenue
Natural gas operating revenue increased $90.5 million primarily due to an increase of $63.5 million in total retail sales, an increase of $4.4 million in decoupling revenue, an increase of $21.3 million in other decoupling revenue and an increase of $1.3 million of transportation and other revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $63.5 million due to an increase in rates of $76.1 million partially offset by a decrease in natural gas load of 2.9%, or $12.6 million of natural gas sales. Natural gas load decreased primarily due to a 1.2% decrease in average therms used by residential customers and a 8.0% decrease by commercial firm customers primarily driven by business shut downs resulting from COVID-19, partially offset by a 1.1% increase in heating degree days. See Management's Discussion and Analysis, "Regulation and Rates" and "Overview" included in Item 2 of this report for natural gas rate changes and COVID-19 updates.
•Decoupling revenue increased $4.4 million, primarily attributable to an increase in allowed natural gas revenue in 2020 compared to the same period in the previous year, whereas actual revenue remained constant, with increased natural gas rates offset by decreased volumes in 2020.
•Other decoupling revenue increased $21.3 million, primarily due to a $23.5 million decrease in current year amortization of prior year undercollection, which was driven by decreased usage. This is partially offset by a $2.2 million decrease related to earnings in excess of allowed ROR. In 2019, earnings in excess of allowed ROR of $2.2 million was returned to customers and there were no such collections in 2020.

Natural Gas Energy Costs
Purchased natural gas expense increased $75.6 million due to an increase in the PGA rates in November 2019 and the addition of two supplemental gas commodity costs amortization rates in 2019 which were added in order to recover the large amount of gas costs that PSE incurred in late 2018 and early 2019 due to the Enbridge pipeline explosion; partially offset by a decrease in natural gas usage of 2.9%.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended June 30, 2019 and 2020:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2019 to 2020 comparison
$ (Millions)
500
475
450
425
$492.5
$(42.5)
$(1.3)
$5.2
$(27.6)
$(1.2)
$6.1
$2.2
$(0.3)
$433.1
2019 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2020 Expenses (Income)

Three Months Ended June 30, 2019 compared to 2020
Other Operating Expenses
•Net unrealized (gain) loss on derivative instruments increased $42.5 million to a net gain of $12.2 million for the quarter ended June 30, 2020. One of the drivers for the change related to the net settlements of electric and natural gas trades previously recorded as $11.2 million in losses and $0.6 million in gains, respectively. The other driver related to the change is the weighted average forward prices for electric and natural gas. Specifically, forward electric prices increased 3.1% resulting in a $9.4 million gain for electricity. Forward gas prices increased 17.8% resulting in a $22.5 million gain for natural gas.
•Utility operations and maintenance expense decreased $1.3 million primarily due to a decrease in electric steam generation maintenance of $2.8 million primarily related to the retirement of Colstrip 1 & 2, other power generation maintenance of $1.6 million due to reduced wind turbine maintenance at Wild Horse wind facility, and $1.4 million of gas distribution operating expenses due to reduced leak survey expenses in 2020 and delayed spending in operational programs due to business disruptions from COVID-19. This was partially offset by $4.9 million of non-health related employee absence expense driven by COVID-19 stay-at-home mandates.
•Non-utility and other expense increased $5.2 million primarily due to a $7.0 million biogas payment.

•Depreciation and amortization expense decreased $27.6 million primarily driven by: (i) electric amortization decreased by $30.6 million, primarily driven by a $23.1 million change in PTC amortization due to lower pre-tax book income and $4.6 million in amortization for the regulatory liability associated with revised power cost Schedule 95A effective July 1, 2019; (ii) common amortization decreased by $1.4 million or 6.9% from 2019. The decrease is primarily driven by the $9.8 in deferral treatment of software amortization effective May 1, 2019 as submitted to the Washington Commission offset by net additions of computer software of $50.6 million. Additionally, the decreases were partially offset by (iii) electric distribution depreciation increased a net of $2.2 million or 6.4% from 2019. The increase is primarily due to $130.0 million in net additions of electrical distribution assets; and (iv) natural gas distribution depreciation increased by $2.2 million or 7.8% from 2019. The increase is primarily due to $245.3 million in net additions in natural gas distribution assets.
•Taxes other than income taxes decreased $1.2 million primarily due to a decrease of $1.3 million related to the property tax tracker due to load.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $6.1 million primarily due to $6.3 million of SmartBurn plant investment at Colstrip 3& 4 which recovery was disallowed per Washington Commission Order UE-190529.
•Interest expense increased $2.2 million due to $3.7 million of interest expense on the $450.0 million senior note issued in 2019, PTC interest expense of $1.4 million in 2020, partially offset by a decrease of $2.5 million of other interest expense attributed to lower commercial paper borrowing in 2020.

The following chart displays the details of PSE's operating expenses and other income (deductions) for the six months ended June 30, 2019 and 2020:

Other Operating Expenses and Other Income (Deductions)
Six Months Ended
2019 to 2020 comparison

1,100
1,050
1,000
950
900
$ (Millions)
$1,037.9
$21.2
$(4.3)
$4.7
$(49.4)
$(4.4)
$6.0
$2.5
$(5.9)
$1,008.3
2019 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2020 Expenses (Income)

Six Months Ended June 30, 2019 compared to 2020
Other Operating Expenses
•Net unrealized (gain) loss on derivative instruments decreased $21.2 million to a net loss of $36.4 million for the six months ended June 30, 2020. One of the drivers for the change related to the net settlements of electric and natural gas trades previously recorded as $55.5 million and $16.6 million in losses, respectively. The other driver related to the change is the weighted average forward prices for electric and natural gas. Specifically, forward electric prices decreased 23.9% resulting in a $74.0 million loss for electricity. Forward gas prices decreased 6.9% resulting in a $19.3 million loss for natural gas.
•Utility operations and maintenance expense decreased $4.3 million primarily due to steam generation maintenance of $4.2 primarily related to the retirement of Colstrip 1 & 2, other power generation maintenance of $1.2 million due to reduced wind turbine maintenance at Wild Horse wind facility, $1.9 million of gas distribution operating expenses due to reduced leak survey expenses in 2020 and delayed spending in operational programs due to COVID-19. Additionally, the following expenses have decreased due to a change in operations from stay at home mandates and other business disruptions from COVID-19: $2.3 million of injuries and damages expense, $1.9 million of maintenance to general plant, $1.0 million in rent expense and $1.0 million of outside services expense. These expenses were partially offset by an increase in other power generation expenses of $1.8 million due to increased CT operations, $5.4 million of non-health related employee absence expense driven by COVID-19 stay-at-home mandates, and $1.6 million of customer assistance expenses.
•Non-utility and other expense increased $4.7 million primarily due to a $7.0 million biogas payment, an increase in pension plan costs of $4.2 million; partially offset by a decrease in biogas purchase expense of $3.3 million and a decrease in long term incentive plan costs of $4.2 million.

•Depreciation and amortization expense decreased $49.4 million primarily driven by: (i) electric amortization decreased by $45.3 million from 2019. This decrease is primarily driven by the $26.6 million change in PTC amortization and the $11.0 million in amortization for the regulatory liability associated with revised power cost Schedule 95A effective July 1, 2019; (ii) conservation amortization decreased by $5.6 million; (iii) common amortization decreased by $6.1 million or 14.0% from 2019. The decrease is primarily driven by the $19.4 million in deferral treatment of software amortization effective May 1, 2019 as submitted to the Washington Commission offset by net additions of computer software of $50.6 million. Additionally, the decreases were partially offset by (iv) electric distribution depreciation increased a net of $4.5 million or 6.6% from 2019. The increase is primarily due to $130.0 million in net additions of electric distribution assets; and (v) natural gas distribution depreciation increased by $4.2 million or 7.6% from 2019. The increase is primarily due to $245.3 million in net additions in natural gas distribution assets.
•Taxes other than income taxes decreased $4.4 million primarily due to a decrease of $3.8 million related to the property tax tracker due to load.

Interest and Income Tax Expense
•Other income/expense increased $6.0 million primarily due to $6.3 million of SmartBurn plant investment at Colstrip 3& 4 which recovery was disallowed per Washington Commission Order UE-190529.
•Interest expense increased $2.5 million due to $7.3 million of interest expense on the $450.0 million senior note issued in 2019, PTC interest expense of $2.8 million in 2020, partially offset by a decrease of $5.0 million of other interest expense attributed to lower commercial paper borrowing in 2020.
•Income tax expense decreased $5.9 million primarily driven by a decrease in pre-tax income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended June 30, 2019 and 2020, is as follows:

PE Summary Results of Operation
Three Months Ended
2019 to 2020 comparison

$ (Millions)
0
-20
-40
$(33.0)
$23.4
$(0.1)
$(0.2)
$(0.1)
$(15.6)
$2.4
$(23.2)
2019 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax (Benefit) expense
2020 Puget Energy Net Income

Three Months Ended June 30, 2019 compared to 2020
Summary Results of Operation
Puget Energy’s net income increased for the three months ended June 30, 2020, by $9.7 million primarily due to an increase in PSE's net income of $23.4 million; partially offset by an increase in interest expense of $15.6 million compared to the same period in the prior year.

Puget Energy
Puget Energy's net income (loss) for the six months ended June 30, 2019 and 2020, is as follows:

PE Summary Results of Operation
Six Months Ended
2019 to 2020 comparison

$ (Millions)
100
80
60
$99.2
$(12.6)
$0.7
$(0.5)
$0.3
$(16.8)
$1.4
$71.7
2019 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax (Benefit) expense
2020 Puget Energy Net Income

Six Months Ended June 30, 2019 compared to 2020
Summary Results of Operation
Puget Energy’s net income decreased for the six months ended June 30, 2020, by $27.5 million primarily due to a decrease in PSE's net income of $12.6 million and an increase in interest expense of $16.8 million compared to the same period in the prior year.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, during the six months ended June 30, 2020, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $935.3 million through 2042.
For further information, see Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2019.

The following are the Company's aggregate availability under commercial commitments as of June 30, 2020:

Puget Energy and Puget Sound Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Commercial commitments:
PSE revolving credit facility	$800,000	$—	$—	$800,000	$—
Inter-company short-term debt	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	—	800,000	30,000
Puget Energy revolving credit facility	800,000	—	—	800,000	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,600,000	$—	$—	$1,600,000	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2.

Off-Balance Sheet Arrangements
As of June 30, 2020, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
PSE’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  Due to business disruptions caused by the COVID-19 pandemic, the Company closely monitored and adjusted capital expenditures, resulting in a decrease of $46.6 million compared to forecasted amounts for the six months ended June 30, 2020. Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $428.8 million for the six months ended June 30, 2020. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Millions)	2020	2021	2022
Total energy delivery, technology and facilities expenditures	$877.1	$1,031.1	$1,023.7

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

Capital Resources
Cash from Operations

Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2020	2019	Change
Net income	$126,358	$138,977	$(12,619)
Non-cash items[1]	365,227	377,305	(12,078)
Changes in cash flow resulting from working capital[2]	87,782	(1,206)	88,988
Regulatory assets and liabilities	(71,204)	(19,061)	(52,143)
Purchased gas adjustment	45,833	(144,917)	190,750
Other non-current assets and liabilities[3]	(5,073)	(9,822)	4,749
Net cash provided by operating activities	$548,923	$341,276	$207,647
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

Six Months Ended June 30, 2020 compared to 2019
Cash generated from operations for the six months ended June 30, 2020 increased by $207.6 million including a net income decrease of $12.6 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items decreased $12.1 million primarily due to decreases in depreciation and amortization of $43.8 million, amortization of TCJA Over Collection of $13.1 million, conservation amortization of $5.6 million and equity allowance for funds used during construction (AFUDC-Equity) of $5.1 million, offset by a $26.6 million change in production tax credit utilization, a $21.2 million change from a net unrealized loss on derivative instruments of $15.1 million to a net unrealized loss on derivative instruments of $36.4 million, a loss of $6.3 million due to writing off Smart Burn project at Colstrip, deferred income taxes of $1.3 million. For further details, see Management's Discussion and Analysis, "Other Operating Expenses" in Item 2.
•Cash flows resulting from changes in working capital increased $89.0 million primarily due to decreased cash outflow in Accounts payable of $127.0 million, which was mainly due to 2019 includes payments of significant power and natural gas costs accrued at December 31, 2018 that were paid in 2019. The decrease of cash outflow in account payable was partially offset by $19.8 million decrease of cash inflow in account receivable and $12.1 million increase of cash outflow paid for materials and supplies.
•Cash flow resulting from purchased gas adjustment (long-term) increased $190.8 million. Affected by three events experienced by PSE in 2019 winter: the Enbridge pipeline rupture, unusually low temperatures in February and March, and a compressor failure in February at the Jackson Prairie storage facility, actual natural gas cost went above natural gas baseline rates in the PGA mechanism, caused total purchased gas adjustment receivable increased from $9.9 million to $144.9 million during the first six months of 2019, led to $135.0 million cash outflow. In contrast, both price of natural gas and actual gas consumption decreased in the first six months of 2020. Combined with higher PGA rates taking effect on May 1, 2019, total purchase gas adjustment receivable decreased from $132.8 million to $86.9 million in the first six months of 2020, resulting in a $45.8 million cash inflow. A change from $135.0 million cash outflow to $45.8 million cash inflow led to an increase of cash flow of $180.8 million, which includes an increase in PGA long-term of $190.8 million and a decrease in PGA short-term of $10.0 million.
•Cash flow resulting from changes in regulatory assets and liabilities decreased $52.1 million in the same period year over year primarily due to a $31.2 million increase in decoupling deferrals and a $10.6 million decrease in cash collections of previously deferred amounts.
•Cash flow resulting from changes in non-current assets and liabilities increased $4.7 million primarily due to the Company deferred payroll taxes totaling $4.7 million as of June 30, 2020. The deferral is a result of the tax modifications included in the CARES Act, which was enacted on March 27, 2020.

Puget Energy	Six Months Ended June 30,
(Dollars in Thousands)	2020	2019	Change
Net income	$(54,655)	$(39,775)	$(14,880)
Non-cash items[1]	10,392	(1,460)	11,852
Changes in cash flow resulting from working capital[2]	(2,293)	(5,914)	3,621
Regulatory assets and liabilities	(64)	—	(64)
Other non-current assets and liabilities[3]	(6,041)	(3,416)	(2,625)
Net cash provided by operating activities	$(52,661)	$(50,565)	$(2,096)
_______________
1 Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, (Gain) or loss on extinguishment of debt, AFUDC-equity, PTCs and other miscellaneous non-cash items.
2 Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, PGA, accounts payable and accrued expenses.
3 Other noncurrent assets and liabilities include funding of pension liability.
Six Months Ended June 30, 2020 compared to 2019
Cash generated from operations for the six months ended June 30, 2020, in addition to the changes discussed at PSE above, decreased by $2.1 million compared to the same period in 2019, which includes a net income decrease of $14.9 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items increased $11.9 million primarily caused by the cash outflow of $13.5 million due to extinguishment of debt reflected in Financing activities, which partially offset by increased cash outflow of $1.8 million due to changes in deferred taxes.
•Cash flow resulting from working capital increased $3.6 million primarily due to changes in eliminations of PSE's intercompany account receivable and account payable balances with Puget LNG and PE.
•Cash flow resulting from Other non-current assets and liabilities decreased $2.6 million primarily due to change of the valuation of pension liability compared to the prior year.

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
As a result of the COVID-19 pandemic and its impact on the economy and capital markets, the Company continues to carefully monitor cash receipts from customers and any impacts on the Company’s liquidity which may affect its ability to fund safe, reliable, and dependable service for our customers. Our initiative to suspend disconnections of customers for non-payment, the receipt of the Washington Commission approval to waive late fees, the 2019 GRC order issued by the Washington Commission on July 8, 2020, will impact future cash receipts.
As a result of the 2019 GRC outcome, Puget Energy and PSE's credit rating metrics will likely be adversely impacted absent other regulatory relief or Corporate mitigation measures. In response to the order, Moody's released an issuer comment stating the GRC outcome was credit negative but took no formal action away from credit stable. S&P placed Puget Energy and PSE on CreditWatch with negative implications due the rate case outcome and Fitch affirmed Puget Energy and PSE as a negative outlook. A credit downgrade would lower Puget Energy from investment grade to non-investment grade and PSE would remain at investment grade. Additionally, a credit downgrade would increase the cost of borrowing for Puget Energy and PSE in future long-term financings and impact the terms under their existing credit facility. The increase in cost of borrowing could impact Puget Energy and PSE's liquidity and capital resources which could have a material adverse effect on their results of operations and financial condition. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity.
Commercial paper markets were significantly impacted for a period of time due to COVID-19, which limited commercial paper borrowings and alternatively the Company drew short term funding from its credit facility. The Company created a minimum cash reserve of $100 million on April 1, 2020, which was intended to be utilized to cover cash disbursements in the event of illiquid markets. As a result of significantly improved commercial paper markets and steady cash collection over the second quarter of 2020, the Company removed its cash reserve requirement. Evolving factors that we cannot accurately predict, including the duration and scope of the pandemic, and any relevant governmental, business and customers’ actions that have been and continue to be taken in response to the pandemic, could negatively impact the Company’s liquidity.

Puget Sound Energy
Credit Facility
As of June 30, 2020, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. The unsecured revolving credit facility matures in October 2023.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of June 30, 2020, PSE was in compliance with all applicable covenant ratios.
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
As of June 30, 2020, $0.0 million was drawn under PSE's credit facility and $140.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.8 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of June 30, 2020, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at June 30, 2020, PSE could issue:
•Approximately $2.0 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.3 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2020; and
•Approximately $714.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.2 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2020.
At June 30, 2020, PSE had approximately $7.7 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On August 2, 2019, PSE filed a new shelf registration statement under which it may issue, up to $1.0 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $550.0 million was available to be issued. The shelf registration will expire in August 2022.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At June 30, 2020, approximately $969.5 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.9% at June 30, 2020, and the EBITDA to interest expense was 5.1 to 1.0 for the twelve months ended June 30, 2020.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At June 30, 2020, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Long Term Debt
PSE had no new long-term debt activities in the six months ended June 30, 2020. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2019.

Puget Energy
Credit Facility
At June 30, 2020, Puget Energy maintained an $800.0 million credit facility. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion. The unsecured revolving credit facility matures in October 2023.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of June 30, 2020, there was no amount drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of June 30, 2020, Puget Energy was in compliance with all applicable covenants.

Long-Term Debt
On May 19, 2020, Puget Energy issued $650.0 million of senior secured notes (Notes) at an interest rate of 4.1%. The Notes pay interest semi-annually and are due to mature on June 15, 2030. The proceeds from the issuance of the Notes were used to pay $150.0 million under our term loan credit facility, pay $31.6 million of our revolving credit facility, and to redeem $450.0 million in principal amount of our 6.5% senior secured notes due December 15, 2020 and to pay related fees and expenses.
On June 18, 2020, Puget Energy redeemed the $450.0 million senior secured notes due December 15, 2020 and paid related fees and expenses for a total redemption price of $463.2 million. Excluding the repayment of the $450.0 million principal amount and $0.3 million of unamortized debt discount and issuance cost, the extinguishment incurred a $13.5 million loss, which includes $0.4 million of accrued interest expense and is reported in the Puget Energy "Interest Expense" line item as of June 30, 2020.

For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2019.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.3 to 1.0 for the twelve months ended June 30, 2020.
At June 30, 2020, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4. In March 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. In July 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court in September 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and Talen Energy Corporation (Talen), agreed to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana no later than July 1, 2022. Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. Additionally, PSE has accelerated the depreciation of Colstrip Units 3 and 4, per the terms of the 2017 GRC settlement, to December 31, 2027. The GRC also repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4. On July 8, 2020, the Washington Commission issued its final order in the 2019 GRC which further shortened the depreciable life for Colstrip 3 and 4 to December 31, 2025 to align with the requirements of the Clean Energy Transformation Act.

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
On December 10, 2019, PSE announced its intention to sell its interest in Colstrip Unit 4 to NorthWestern Energy for $1. Under this agreement, PSE would retain its obligation to fund 25% of the environmental remediation and decommissioning costs associated with Unit 4 during PSE's operation. PSE filed an application seeking approval of the sale from the Washington Commission on February 20, 2020. The agreement is subject to approval by the Washington Commission and the Montana Public Service Commission. Additionally, PSE has agreed to enter into a power purchase agreement with NorthWestern Energy for 90 MW through 2025 to facilitate the transition, and sell a portion of its dedicated Colstrip transmission system, conditioned upon regulatory approval. Other Colstrip owners and other external parties have intervened in the pending regulatory review of this transaction, and one Colstrip owner has exercised its contractual right to purchase its pro rata share of the interest to be sold by PSE. Both the Washington Commission and the Montana Public Service Commission have placed the respective procedural calendars on hold until the terms of the deal can be updated for the additional Colstrip owner’s contractual purchase right and supplemental testimony can be filed. The original purchase agreement is written such that the purchase must close by December 31, 2020. For accounting purposes, management has evaluated the applicable held for sale criteria as of December 31, 2019, and June 30, 2020, and determined that these criteria were not met. As such, Colstrip Unit 4 is classified as Electric Utility Plant on the balance sheet.

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
The Tacoma LNG facility is currently under construction. Pursuant to the Washington Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $224.5 million of construction work in progress and $0.7 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of June 30, 2020. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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
Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable-rate leases and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations, borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. During periods of financial market or interest rate volatility, the Company may utilize its credit facilities for short term funding needs instead of the commercial paper program. Credit facility borrowings are based on a more stable base rate and the credit spread is fixed.
Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swaps or other financial hedge instruments to manage the interest rate risk associated with the debt.

Item 4.  Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, Puget Energy implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2020, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, PSE implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in PSE’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.   Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of June 30, 2020.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.

Item 1A.  Risk Factors

The following represents a material change in our risk factors from those disclosed in Part 1, Item 1A of our Form 10-K for the year ended December 31, 2019.

PSE faces risks related to the COVID-19 pandemic and other outbreaks that could have a material adverse impact on our business and results of operations. Business disruptions arising from stay at home mandates due to the COVID-19 pandemic has adversely affected economic activity within Washington State and the United States of America. We cannot predict the degree that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, voluntary and mandatory quarantines, restrictions on travel, limiting gatherings of people, and reduced operations and extended closures of many businesses and institutions) could materially impact our results of operations, financial condition and ongoing operations. The impacts include but are not limited to:
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

4.1
Fifth Supplemental Indenture dated May 19, 2020 relating to Puget Energy’s 4.100% Senior Secured Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to Puget Energy’s Current Report on Form 8-K Filed May 19, 2020, Commission File No. 1-16305).

4.2
Registration Rights Agreement, dated as of May 19, 2020, among Puget Energy, Inc., Barclays Capital Inc., J.P. Morgan Securities LLC and Mizuho Securities USA LLC, as representatives of the several initial purchasers party thereto (incorporated herein by reference to Exhibit 4.6 to Puget Energy’s Current Report on Form 8-K Filed May 19, 2020, Commission File No. 1-16305).

31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2020 filed on August 05, 2020 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	August 5, 2020