Form 10-Q
period 2020-09-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2020-11-05
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

DEFINITIONS

ACE	Affordable Clean Energy
ASU	Accounting Standards Update
AFUDC	Allowance Fund used During Construction
ASC	Accounting Standards Codification
AIMCO	Alberta Investment Management Corporation
BCIMC	British Columbia Investment Management Corporation
CACAP	Crisis-Affected Customer Assistant Program
CETA	Clean Energy Transformation Act
CPP	Clean Power Plan
CRM	Cost Recovery Mechanism
COVID-19	Novel coronavirus pandemic
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	Environmental Protection Agency
ERF	Expedited Rate Filing
FASB	Financial Accounting Standards Board
FPC	Fixed Product Cost
GAAP	U.S. Generally Accepted Accounting Principles
GRC	General Rate Case
GTZ	Get to Zero
ICE	Intercontinental Exchange
IBEW	International Brotherhood of Electrical Workers
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PTC	Production Tax Credit
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings, LLC
Puget LNG	Puget Liquid Natural Gas, LLC
OMERS	Ontario Municipal Employment Retirement System
SERP	Supplemental Executive Retirement Plan
TCJA	Tax Cuts and Jobs Act
Washington Commission	Washington Utilities and Transportation Commission
WSPP	WSPP, Inc.

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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

●	Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;
●	Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by products of electric generation (including coal ash or other substances), natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;
●	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
●	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
●	Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires and landslides, and other acts of God, terrorism, asset-based or cyber-based attacks, significant or sustained civil disturbances or disruptions, pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;
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

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Item 1A, “Risk Factors” in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2019 and the Company’s most recent Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenue:
Electric	$500,976	$513,926	$1,638,432	$1,823,596
Natural gas	112,357	108,222	660,997	566,347
Other	7,093	4,859	18,806	22,833
Total operating revenue	620,426	627,007	2,318,235	2,412,776
Operating expenses:
Energy costs:
Purchased electricity	115,631	107,035	406,860	501,738
Electric generation fuel	54,282	93,642	150,880	208,442
Residential exchange	(16,121)	(15,295)	(56,922)	(56,430)
Purchased natural gas	31,229	27,778	247,362	168,281
Unrealized (gain) loss on derivative instruments, net	(39,942)	14,716	(3,563)	29,861
Utility operations and maintenance	141,032	142,857	444,074	450,236
Non-utility expense and other	6,340	12,436	35,143	36,813
Depreciation & amortization	161,209	138,281	462,890	483,693
Conservation amortization	21,295	17,734	69,009	71,049
Taxes other than income taxes	62,163	61,697	236,460	240,392
Total operating expenses	537,118	600,881	1,992,193	2,134,075
Operating income(loss)	83,308	26,126	326,042	278,701
Other income (expense):
Other income	13,050	15,439	43,685	44,442
Other expense	(2,160)	(2,023)	(12,910)	(5,624)
Interest charges:
AFUDC	3,847	3,732	11,404	10,652
Interest expense	(88,608)	(89,029)	(284,285)	(264,815)
Income (loss) before income taxes	9,437	(45,755)	83,936	63,356
Income tax (benefit) expense	(559)	(6,312)	2,237	3,597
Net income (loss)	$9,996	$(39,443)	$81,699	$59,759

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$9,996	$(39,443)	$81,699	$59,759
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $291, $(297), $2,097 and $(247), respectively	1,090	(1,114)	7,890	(931)
Other comprehensive income (loss)	1,090	(1,114)	7,890	(931)
Comprehensive income (loss)	$11,086	$(40,557)	$89,589	$58,828

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2020	December 31, 2019
Utility plant (at original cost, including construction work in progress of $747,255 and $591,199 respectively):
Electric plant	$9,103,067	$8,811,889
Natural gas plant	4,178,643	3,916,040
Common plant	1,097,556	1,096,649
Less: Accumulated depreciation and amortization	(3,569,494)	(3,236,240)
Net utility plant	10,809,772	10,588,338
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	312,353	286,975
Total other property and investments	1,968,866	1,943,488
Current assets:
Cash and cash equivalents	21,766	45,259
Restricted cash	22,763	20,887
Accounts receivable, net of allowance for doubtful accounts of $13,889 and $8,294, respectively	232,996	316,352
Unbilled revenue	119,960	224,657
Materials and supplies, at average cost	120,049	115,684
Fuel and natural gas inventory, at average cost	56,119	52,083
Unrealized gain on derivative instruments	73,677	23,626
Prepaid expense and other	46,416	27,504
Power contract acquisition adjustment gain	14,262	9,067
Total current assets	708,008	835,119
Other long-term and regulatory assets:
Power cost adjustment mechanism	65,169	41,745
Purchased gas adjustment receivable	101,907	132,766
Regulatory assets related to power contracts	12,109	14,146
Other regulatory assets	713,909	673,021
Unrealized gain on derivative instruments	20,428	7,682
Power contract acquisition adjustment gain	84,522	147,530
Operating lease right-of-use asset	175,091	183,048
Other	90,691	92,980
Total other long-term and regulatory assets	1,263,826	1,292,918
Total assets	$14,750,472	$14,659,863

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2020	December 31, 2019
Capitalization
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,308,957	3,308,957
Retained earnings	811,778	775,491
Accumulated other comprehensive income (loss), net of tax	(76,259)	(84,149)
Total common shareholder’s equity	4,044,476	4,000,299
Long-term debt:
First mortgage bonds and senior notes	4,212,000	4,212,000
Pollution control bonds	161,860	161,860
Long-term debt	1,757,900	1,758,100
Debt discount issuance costs and other	(208,962)	(211,635)
Total long-term debt	5,922,798	5,920,325
Total capitalization	9,967,274	9,920,624
Current liabilities:
Accounts payable	293,906	325,913
Short-term debt	221,000	176,000
Current maturities of long-term debt	502,412	452,412
Accrued expenses:
Taxes	109,440	99,979
Salaries and wages	40,589	50,091
Interest	81,644	74,855
Unrealized loss on derivative instruments	25,146	13,428
Power contract acquisition adjustment loss	2,113	2,418
Operating lease liabilities	19,400	15,862
Other	75,410	107,809
Total current liabilities	1,371,060	1,318,767
Other long-term and regulatory liabilities:
Deferred income taxes	848,531	824,720
Unrealized loss on derivative instruments	28,389	12,693
Regulatory liabilities	776,555	730,879
Regulatory liability for deferred income taxes	922,543	946,179
Regulatory liabilities related to power contracts	98,784	156,597
Power contract acquisition adjustment loss	9,996	11,728
Operating lease liabilities	163,453	174,327
Other deferred credits	563,887	563,349
Total long-term and regulatory liabilities	3,412,138	3,420,472
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$14,750,472	$14,659,863

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	200	$—	$3,308,957	$629,003	$(77,202)	$3,860,758
Net income (loss)	—	—	—	132,154	—	132,154
Common stock dividend paid	—	—	—	(35,994)	—	(35,994)
Other comprehensive income (loss)	—	—	—	—	92	92
Balance at March 31, 2019	200	$—	$3,308,957	$725,163	$(77,110)	$3,957,010
Net income (loss)	—	—	—	(32,952)	—	(32,952)
Common stock dividend paid	—	—	—	(83)	—	(83)
Other comprehensive income (loss)	—	—	—	—	91	91
Balance at June 30, 2019	200	$—	$3,308,957	$692,128	$(77,019)	$3,924,066
Net income (loss)	—	—	—	(39,443)	—	(39,443)
Common stock dividend paid	—	—	—	(679)	—	(679)
Other comprehensive income (loss)	—	—	—	—	(1,114)	(1,114)
Balance at September 30, 2019	200	$—	$3,308,957	$652,006	$(78,133)	$3,882,830
Balance at December 31, 2019	200	$—	$3,308,957	$775,491	$(84,149)	$4,000,299
Net income (loss)	—	—	—	94,936	—	94,936
Common stock dividend paid	—	—	—	(22,645)	—	(22,645)
Other comprehensive income (loss)	—	—	—	—	5,170	5,170
Balance at March 31, 2020	200	$—	$3,308,957	$847,782	$(78,979)	$4,077,760
Net income (loss)	—	—	—	(23,233)	—	(23,233)
Common stock dividend paid	—	—	—	(22,419)	—	(22,419)
Other comprehensive income (loss)	—	—	—	—	1,630	1,630
Balance at June 30, 2020	200	$—	$3,308,957	$802,130	$(77,349)	$4,033,738
Net income (loss)	—	—	—	9,996	—	9,996
Common stock dividend paid	—	—	—	(348)	—	(348)
Other comprehensive income (loss)	—	—	—	—	1,090	1,090
Balance at September 30, 2020	200	—	$3,308,957	$811,778	$(76,259)	$4,044,476

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net Income (loss)	$81,699	$59,759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	462,890	483,693
Conservation amortization	69,009	71,049
Deferred income taxes and tax credits, net	(1,922)	(3,559)
Net unrealized (gain) loss on derivative instruments	(3,563)	29,861
(Gain) or loss on extinguishment of debt	13,546	—
AFUDC - equity	(17,772)	(10,071)
Production tax credit utilization	(17,558)	(35,470)
Other non-cash	5,466	1,712
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	(90,513)	(46,993)
Purchased gas adjustment	30,859	(155,711)
Other long term assets and liabilities	(17,094)	(3,075)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	188,053	192,365
Materials and supplies	(4,365)	(3,963)
Fuel and natural gas inventory	(4,290)	(8,442)
Prepayments and other	(18,912)	(2,283)
Purchased gas adjustment	—	9,921
Accounts payable	(26,068)	(160,792)
Taxes payable	9,461	(43,141)
Other	(25,086)	(2,727)
Net cash provided by (used in) operating activities	615,840	354,133
Investing activities:
Construction expenditures - excluding equity AFUDC	(678,085)	(709,139)
Other	(925)	(5,914)
Net cash provided by (used in) investing activities	(679,010)	(715,053)
Financing activities:
Change in short-term debt, net	45,000	(310,297)
Dividends paid	(45,412)	(36,756)
Proceeds from long-term debt and bonds issued	644,690	682,151
Redemption of bonds and notes	(450,000)	—
Repayment of term loan and revolving credit	(150,200)	—
Other	(2,525)	10,386
Net cash provided by (used in) financing activities	41,553	345,484
Net increase (decrease) in cash, cash equivalents, and restricted cash	(21,617)	(15,436)
Cash, cash equivalents, and restricted cash at beginning of period	66,146	55,562
Cash, cash equivalents, and restricted cash at end of period	$44,529	$40,126
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$245,183	$236,718
Cash payments (refunds) for income taxes	3,820	8,990
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$67,321	$65,023
Reclassification of Colstrip from utility plant to a regulatory asset (Note 8)	—	(47,534)

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenue:
Electric	$500,976	$513,926	$1,638,432	$1,823,596
Natural gas	112,357	108,222	660,997	566,347
Other	7,093	4,859	18,806	22,833
Total operating revenue	620,426	627,007	2,318,235	2,412,776
Operating expenses:
Energy costs:
Purchased electricity	115,631	107,035	406,860	501,738
Electric generation fuel	54,282	93,642	150,880	208,442
Residential exchange	(16,121)	(15,295)	(56,922)	(56,430)
Purchased natural gas	31,229	27,778	247,362	168,281
Unrealized (gain) loss on derivative instruments, net	(39,942)	14,716	(3,563)	29,861
Utility operations and maintenance	141,032	142,857	444,074	450,236
Non-utility expense and other	5,510	11,869	33,293	34,924
Depreciation & amortization	161,155	138,253	462,742	483,623
Conservation amortization	21,295	17,734	69,009	71,049
Taxes other than income taxes	62,163	61,697	236,460	240,392
Total operating expenses	536,234	600,286	1,990,195	2,132,116
Operating income(loss)	84,192	26,721	328,040	280,660
Other income (expense):
Other income	10,424	12,373	34,569	35,334
Other expense	(2,160)	(2,023)	(12,910)	(5,624)
Interest charges:
AFUDC	3,847	3,732	11,404	10,652
Interest expense	(61,592)	(61,145)	(184,770)	(181,230)
Income (loss) before income taxes	34,711	(20,342)	176,333	139,792
Income tax (benefit) expense	1,649	(5,085)	16,913	16,072
Net income (loss)	$33,062	$(15,257)	$159,420	$123,720

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$33,062	$(15,257)	$159,420	$123,720
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $853, $357, $3,925 and $1,692, respectively	3,195	1,340	14,765	6,362
Amortization of treasury interest rate swaps to earnings, net of tax of $26, $27, $77 and $78 respectively	97	97	289	289
Other comprehensive income (loss)	3,292	1,437	15,054	6,651
Comprehensive income (loss)	$36,354	$(13,820)	$174,474	$130,371

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2020	December 31, 2019
Utility plant (at original cost, including construction work in progress of $747,255 and $591,199 respectively):
Electric plant	$10,944,553	$10,671,328
Natural Gas plant	4,738,358	4,478,048
Common plant	1,121,488	1,121,568
Less: Accumulated depreciation and amortization	(5,994,627)	(5,682,606)
Net utility plant	10,809,772	10,588,338
Other property and investments:
Other property and investments	83,268	81,112
Total other property and investments	83,268	81,112
Current assets:
Cash and cash equivalents	21,028	44,004
Restricted cash	22,763	20,887
Accounts receivable, net of allowance for doubtful accounts of $13,889 and $8,294, respectively	237,969	319,229
Unbilled revenue	119,960	224,657
Materials and supplies, at average cost	120,049	115,684
Fuel and natural gas inventory, at average cost	55,108	50,818
Unrealized gain on derivative instruments	73,677	23,626
Prepaid expense and other	46,416	27,504
Total current assets	696,970	826,409
Other long-term and regulatory assets:
Power cost adjustment mechanism	65,169	41,745
Purchased gas adjustment receivable	101,907	132,766
Other regulatory assets	713,909	673,021
Unrealized gain on derivative instruments	20,428	7,682
Operating lease right-of-use asset	175,091	183,048
Other	89,037	90,924
Total other long-term and regulatory assets	1,165,541	1,129,186
Total assets	$12,755,551	$12,625,045

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2020	December 31, 2019
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value – 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,485,105	3,485,105
Retained earnings	785,062	751,193
Accumulated other comprehensive income (loss), net of tax	(173,423)	(188,477)
Total common shareholder’s equity	4,097,603	4,048,680
Long-term debt:
First mortgage bonds and senior notes	4,212,000	4,212,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(36,296)	(37,718)
Total long-term debt	4,337,564	4,336,142
Total capitalization	8,435,167	8,384,822
Current liabilities:
Accounts payable	308,935	325,980
Short-term debt	221,000	176,000
Current maturities of long-term debt	2,412	2,412
Accrued expenses:
Taxes	109,519	99,977
Salaries and wages	40,589	50,091
Interest	57,757	48,917
Unrealized loss on derivative instruments	25,146	13,428
Operating lease liabilities	19,400	15,862
Other	75,410	107,809
Total current liabilities	860,168	840,476
Other long-term and regulatory liabilities:
Deferred income taxes	1,012,098	977,163
Unrealized loss on derivative instruments	28,389	12,693
Regulatory liabilities	775,544	729,614
Regulatory liabilities for deferred income tax	923,262	946,936
Operating lease liabilities	163,453	174,327
Other deferred credits	557,470	559,014
Total long-term and regulatory liabilities	3,460,216	3,399,747
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$12,755,551	$12,625,045

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	85,903,791	$859	$3,275,105	$622,844	$(190,884)	$3,707,924
Net income (loss)	—	—	—	147,302	—	147,302
Common stock dividend paid	—	—	—	(64,604)	—	(64,604)
Capital Contribution	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	2,606	2,606
Balance at March 31, 2019	85,903,791	$859	$3,275,105	$705,542	$(188,278)	$3,793,228
Net income (loss)	—	—	—	(8,325)	—	(8,325)
Common stock dividend paid	—	—	—	(19,384)	—	(19,384)
Capital Contribution	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	2,608	2,608
Balance at June 30, 2019	85,903,791	$859	$3,275,105	$677,833	$(185,670)	$3,768,127
Net income (loss)	—	—	—	(15,257)	—	(15,257)
Common stock dividend paid	—	—	—	(29,874)	—	(29,874)
Capital Contribution	—	—	210,000	—	—	210,000
Other comprehensive income (loss)	—	—	—	—	1,437	1,437
Balance at September 30, 2019	85,903,791	$859	$3,485,105	$632,702	$(184,233)	$3,934,433
Balance at December 31, 2019	85,903,791	$859	$3,485,105	$751,193	$(188,477)	$4,048,680
Net income (loss)	—	—	—	111,321	—	111,321
Common stock dividend paid	—	—	—	(53,794)	—	(53,794)
Other comprehensive income (loss)	—	—	—	—	7,806	7,806
Balance at March 31, 2020	85,903,791	$859	$3,485,105	$808,720	$(180,671)	$4,114,013
Net income (loss)	—	—	—	15,037	—	15,037
Common stock dividend paid	—	—	—	(46,015)	—	(46,015)
Other comprehensive income (loss)	—	—	—	—	3,956	3,956
Balance at June 30, 2020	85,903,791	$859	$3,485,105	$777,742	$(176,715)	$4,086,991
Net income (loss)	—	—	—	33,062	—	33,062
Common stock dividend paid	—	—	—	(25,742)	—	(25,742)
Other comprehensive income (loss)	—	—	—	—	3,292	3,292
Balance at September 30, 2020	85,903,791	$859	$3,485,105	$785,062	$(173,423)	$4,097,603

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net Income (loss)	$159,420	$123,720
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	462,742	483,623
Conservation amortization	69,009	71,049
Deferred income taxes and tax credits, net	7,259	(1,600)
Net unrealized (gain) loss on derivative instruments	(3,563)	29,861
AFUDC - equity	(17,772)	(10,071)
Production tax credit utilization	(17,558)	(35,470)
Other non-cash	(2,441)	(6,167)
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	(90,513)	(46,993)
Purchased gas adjustment	30,859	(155,711)
Other long term assets and liabilities	(8,391)	4,972
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	185,957	196,877
Materials and supplies	(4,365)	(3,963)
Fuel and natural gas inventory	(4,290)	(8,442)
Prepayments and other	(18,912)	(2,283)
Purchased gas adjustment	—	9,921
Accounts payable	(26,038)	(160,850)
Taxes payable	9,542	(40,178)
Other	(22,628)	794
Net cash provided by (used in) operating activities	690,317	431,089
Investing activities:
Construction expenditures - excluding equity AFUDC	(641,862)	(680,118)
Other	(925)	(5,916)
Net cash provided by (used in) investing activities	(642,787)	(686,034)
Financing activities:
Change in short-term debt, net	45,000	(310,297)
Dividends paid	(125,551)	(113,862)
Proceeds from long-term debt and bonds issued	—	443,151
Investment from parent	—	210,000
Other	11,921	11,048
Net cash provided by (used in) financing activities	(68,630)	240,040
Net increase (decrease) in cash, cash equivalents, and restricted cash	(21,100)	(14,905)
Cash, cash equivalents, and restricted cash at beginning of period	64,891	53,493
Cash, cash equivalents, and restricted cash at end of period	$43,791	$38,588
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$161,083	$152,571
Cash payments (refunds) for income taxes	9,259	16,540
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$67,321	$65,023
Reclassification of Colstrip from utility plant to a regulatory asset (Note 8)	—	(47,534)

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
In 2009, Puget Holdings, LLC (Puget Holdings), owned by a consortium of long-term infrastructure investors, completed its merger with Puget Energy (the merger). As a result of the merger, all of Puget Energy’s common stock is indirectly owned by Puget Holdings. The acquisition of Puget Energy was accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations”, as of the date of the merger. ASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the merger date.
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

Allowance for Credit Losses
On January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments – Credit Losses (ASC 326) which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables, loan receivables, and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. The only financial assets within the scope of ASU 2016-13 for the Company are trade receivables.
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

The following table presents the activity in the allowance for credit losses for accounts receivable for the nine months ended September 30, 2020:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	September 30, 2020
Allowance for credit losses:
Beginning balance	$8,294
Provision for credit loss expense	14,660
Receivables charged-off	(9,065)
Total ending allowance balance	$13,889

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
If delayed, the construction schedule and costs may be adversely impacted. Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $221.2 million and $199.9 million of construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of September 30, 2020, and December 31, 2019, respectively. Additionally, $0.5 million and $1.0 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the nine months ended September 30, 2020:, and September 30, 2019, respectively. Additionally, $196.7 million and $162.8 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of September 30, 2020, and December 31, 2019, respectively, as PSE is a regulated entity.

(2)  New Accounting Pronouncements

Credit Losses
In 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The amendments in the update change how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASU 2016-13 is effective for interim and annual periods beginning on or after December 15, 2019. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance and net investments in leases recognized by a lessor in accordance with Topic 842.
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

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020): ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company has term loans, credit agreements, and promissory notes that reference LIBOR. As of September 30, 2020, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

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

(3) Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue from contracts with customers:	2020	2019	2020	2019
Electric retail	$458,573	$450,109	$1,499,378	$1,550,517
Natural gas retail	103,486	101,395	637,239	569,177
Other	46,111	72,691	125,227	245,285
Total revenue from contracts with customers	608,170	624,195	2,261,844	2,364,979
Alternative revenue programs	2,189	874	23,089	(20,006)
Other non-customer revenue	10,067	1,938	33,302	67,803
Total operating revenue	$620,426	$627,007	$2,318,235	$2,412,776

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	September 30, 2020			December 31, 2019
(Dollars in Thousands)	Volumes	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$48,876	$42,884	*	$19,933	$17,504
Natural gas derivatives (MMBtus)[3]	284.9 million	45,229	10,651	315.5 million	11,375	8,617
Total derivative contracts		$94,105	$53,535		$31,308	$26,121
Current		$73,677	$25,146		$23,626	$13,428
Long-term		20,428	28,389		7,682	12,693
Total derivative contracts		$94,105	$53,535		$31,308	$26,121
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
* Electric portfolio derivatives consist of electric generation fuel of 212.3 million One Million British Thermal Units (MMBtu) and purchased electricity of
7.8 million Megawatt Hours (MWhs) at September 30, 2020, and 229.3 million MMBtus and 10.4 million MWhs at December 31, 2019.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At September 30, 2020
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$94,105	$—	$94,105	$(37,723)	$—	$56,382
Liabilities:
Energy derivative contracts	$53,535	$—	$53,535	$(37,723)	$(1,614)	$14,198

Puget Energy and Puget Sound Energy	At December 31, 2019
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$31,308	$—	$31,308	$(14,922)	$—	$16,386
Liabilities:
Energy derivative contracts	$26,121	$—	$26,121	$(14,922)	$2,000	$13,199
_______________
1 All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Classification	2020	2019	2020	2019
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$29,940	$8,143	$24,950	$5,914
Realized	Electric generation fuel	358	(7,514)	911	4,481
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	10,002	(22,859)	(21,386)	(35,775)
Realized	Purchased electricity	3,579	(335)	(8,584)	40,918
Total gain (loss) recognized in income on derivatives		$43,879	$(22,565)	$(4,109)	$15,538

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2020, approximately 98.8% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 1.2% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of September 30, 2020, PSE had cash posted as collateral of $12.4 million related to contracts executed on the ICE platform. Also, as of September 30, 2020, PSE had $3.0 million in cash posted as collateral and $1.0 million in a letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the nine months ended September 30, 2020.

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30, 2020			At December 31, 2019
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$23,792	$—	$23,792	$6,110	$—	$6,110
Requested credit for adequate assurance	5,116	—	—	5,253	—	—
Forward value of contract[3]	1,614	15,325	N/A	—	14,827	N/A
Total	$30,522	$15,325	$23,792	$11,363	$14,827	$6,110
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments totaling $52.4 million at September 30, 2020, and $51.5 million at December 31, 2019, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At September 30, 2020		At December 31, 2019
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$5,664,898	$7,758,559	$5,512,225	$7,004,316
Long-term debt (variable-rate)	2	257,900	257,900	408,100	408,100
Total liabilities		$5,922,798	$8,016,459	$5,920,325	$7,412,416

Puget Sound Energy		At September 30, 2020		At December 31, 2019
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,337,564	$6,127,167	$4,336,142	$5,571,818
Total liabilities		$4,337,564	$6,127,167	$4,336,142	$5,571,818
_______________
1 The carrying value includes debt issuances costs of $23.1 million and $24.1 million for September 30, 2020, and December 31, 2019, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $23.3 million and $24.4 million for September 30, 2020, and December 31, 2019, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At September 30, 2020			Fair Value At December 31, 2019
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$47,959	$917	$48,876	$19,282	$651	$19,933
Natural gas derivative instruments	44,966	263	45,229	9,852	1,523	11,375
Total assets	$92,925	$1,180	$94,105	$29,134	$2,174	$31,308
Liabilities:
Electric derivative instruments	$19,720	$23,164	$42,884	$13,474	$4,030	$17,504
Natural gas derivative instruments	9,912	739	10,651	8,376	241	8,617
Total liabilities	$29,632	$23,903	$53,535	$21,850	$4,271	$26,121

The following tables present the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
(Dollars in Thousands)	2020			2019
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(28,609)	$342	$(28,267)	$(2,446)	$2,398	$(48)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	5,516	—	5,516	(4,611)	—	(4,611)
Included in regulatory assets / liabilities	—	(471)	(471)	—	206	206
Settlements	846	(347)	499	2,529	(1,167)	1,362
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$(22,247)	$(476)	$(22,723)	$(4,528)	$1,437	$(3,091)

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2020			2019
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(3,378)	$1,282	$(2,096)	$1,362	$1,673	$3,035
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	(21,321)	—	(21,321)	1,524	—	1,524
Included in regulatory assets / liabilities	—	(187)	(187)	—	2,485	2,485
Settlements	2,452	(1,571)	881	(10,380)	(3,885)	(14,265)
Transferred into Level 3	—	—	—	4,390	(400)	3,990
Transferred out of Level 3	—	—	—	(1,424)	1,564	140
Balance at end of period	$(22,247)	$(476)	$(22,723)	$(4,528)	$1,437	$(3,091)
_______________
1. Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $4.8 million and $(4.5) million for three months ended September 30, 2020 and 2019, respectively.
2. Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(19.0) million and $(4.4) million for nine months ended September 30, 2020 and 2019, respectively.

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of September 30, 2020:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$917	$23,164	Discounted cash flow	Power prices (per MWh)	$23.80	$46.25	$32.85
Natural gas	$263	$739	Discounted cash flow	Natural gas prices (per MMBtu)	$1.56	$3.61	$2.50
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2019:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$651	$4,030	Discounted cash flow	Power prices (per MWh)	$9.00	$43.85	$33.99
Natural gas	$1,523	$241	Discounted cash flow	Natural gas prices (per MMBtu)	$1.25	$3.18	$2.47
___________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of September 30, 2020, and December 31, 2019, a hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy by $6.0 million and $2.5 million, respectively.

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

(6) Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates. United Association of Plumbers and Pipefitters (UA) represented employees receive annual pay contributions of 4.0% of eligible pay each year in the cash balance formula plan of the defined benefit pension. Non-represented employees and employees represented by the International Brotherhood of Electrical Workers Union (IBEW), receive annual employer contributions of 4.0% of eligible pay each year in the cash balance formula of the defined benefit pension or 401k plan account. Those employees receiving contributions in the cash balance formula plan also receive interest credits, which are at least 1.0% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, they will have annuity and lump sum options for distribution. PSE also has a non-qualified Supplemental Executive Retirement Plan (SERP) for certain key senior management employees that closed to new participants in 2019. PSE has an officer restoration benefit for new officers who join PSE or are promoted beginning in 2019, such that company contributions under PSE’s applicable tax-qualified plan, which otherwise would have been earned if not for IRS limitations, are credited to an account with the Deferred Compensation Plan.
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
The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$6,084	$6,418	$176	$256	$47	$13
Interest cost	6,295	7,252	362	578	92	84
Expected return on plan assets	(12,476)	(12,439)	—	—	(97)	(100)
Amortization of prior service cost	(393)	(495)	87	83	—	—
Amortization of net loss (gain)	2,040	362	512	341	(20)	(156)
Net periodic benefit cost	$1,550	$1,098	$1,137	$1,258	$22	$(159)

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$18,253	$16,992	$580	$768	$142	$46
Interest cost	18,885	21,685	1,102	1,735	276	308
Expected return on plan assets	(37,427)	(37,686)	—	—	(292)	(295)
Amortization of prior service cost	(1,180)	(1,485)	262	249	—	—
Amortization of net loss (gain)	6,120	863	1,610	1,024	(61)	(281)
Net periodic benefit cost	$4,651	$369	$3,554	$3,776	$65	$(222)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$6,084	$6,418	$176	$256	$47	$13
Interest cost	6,295	7,252	362	578	92	84
Expected return on plan assets	(12,478)	(12,443)	—	—	(97)	(100)
Amortization of prior service cost	(393)	(393)	87	83	—	—
Amortization of net loss (gain)	4,761	3,328	575	433	(34)	(202)
Net periodic benefit cost	$4,269	$4,162	$1,200	$1,350	$8	$(205)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$18,253	$16,992	$580	$768	$142	$46
Interest cost	18,885	21,685	1,102	1,735	276	308
Expected return on plan assets	(37,433)	(37,700)	—	—	(292)	(295)
Amortization of prior service cost	(1,180)	(1,180)	262	250	—	—
Amortization of net loss (gain)	14,283	9,657	1,810	1,300	(103)	(421)
Net periodic benefit cost	$12,808	$9,454	$3,754	$4,053	$23	$(362)

The following table summarizes the Company’s change in benefit obligation for the periods ended September 30, 2020 and December 31, 2019:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
(Dollars in Thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Change in benefit obligation:
Benefit obligation at beginning of period	$774,305	$677,643	$63,000	$55,708	$11,627	$10,636
Amendments	—	—	—	—	—	9,049
Service cost	18,253	22,656	580	1,023	142	61
Interest cost	18,885	28,913	1,102	2,314	276	410
Curtailment Loss / (Gain)	—	—	—	—	—	(7,486)
Actuarial loss (gain)	1,134	84,272	(478)	6,756	34	(287)
Benefits paid	(35,984)	(36,740)	(18,140)	(2,801)	(740)	(982)
Medicare part D subsidy received	—	—	—	—	187	226
Administrative Expense	—	(2,439)	—	—	—	—
Benefit obligation at end of period	$776,593	$774,305	$46,064	$63,000	$11,526	$11,627

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2020, are expected to be at least $18.0 million, $26.1 million and $0.3 million, respectively. During the nine months ended September 30, 2020, the Company contributed $18.0 million and $18.1 million to fund the qualified pension plan and SERP, respectively. During the nine months ended September 30, 2019, the Company contributed $18.0 million and $2.3 million to fund the qualified pension plan and SERP, respectively. The Company contributed an immaterial amount to fund the other postretirement plans.

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
On July 8, 2020, the Washington Commission issued its order on PSE’s GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.8% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s PGA deferral to mitigate the impact of the rate increase in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $0.9 million, or 0.05% and the natural gas increase to $1.3 million, or 0.15%. The Washington Commission also determined that the Company’s proposed attrition adjustment of $23.9 million for electric and $16.2 million for natural gas was not in the public interest at this time. The order also effectively ends the deferral of PSE’s advanced metering infrastructure (AMI) investment while allowing the deferral on the return on AMI investments through December 31, 2019. Additional AMI investments will be evaluated in future proceedings for deferrals of return until the AMI project is complete. On July 17, 2020, PSE filed a motion for clarification with the Washington Commission seeking clarification on several items. On July 31, 2020, the Washington Commission issued an order granting PSE’s motion for clarification. The ruling adjusted certain items from the final order issued on July 8, 2020, which led to a combined net increase to electric of $59.6 million, or 2.9%, an increase of $30.1 million above the $29.5 million granted in the final order. The order also led to a combined net increase to natural gas of $42.9 million, or 5.6%, an increase of $6.4 million above the $36.5 million granted in the final order. The Washington Commission maintained adjustments which mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $27.7 million, or 1.3% and the natural gas increase to $0.2 million, or 0.02%.
On August 6, 2020, PSE filed a petition for judicial review with the Superior Court of the State of Washington for King County (Superior Court) challenging the portion of the final order that requires PSE to pass back to customers the reversal of plant-related excess deferred income taxes in a manner that may deviate from the IRS normalization and consistency rules. On August 7, 2020, PSE filed a motion to stay with the Superior Court related to the portions of the final order under judicial review. On September 14, 2020, the Superior Court denied PSE's motion to stay. PSE reviewed the original Washington Commission order including the ramifications of certain tax issues and will file a Private Letter Ruling (PLR) with the IRS on this matter. PSE will continue to utilize the average rate assumption method (ARAM) in the turnaround of certain accelerated tax depreciation benefits on PSE assets. There is approximately $25.6 million in annual revenue requirement related to the 2019 GRC which PSE has requested it be allowed to track in order to allow the Washington Commission to decide if it is appropriate for PSE to recover, pending the outcome of the IRS ruling.
On September 23, 2020, PSE filed a compliance filing. The natural gas tariffs became effective October 1, 2020 and the electric tariffs on October 15, 2020. On October 7, 2020, PSE, the Washington Commission and interveners agreed to dismiss the petition for judicial review. The agreement is based on a commitment from the Washington Commission that if the IRS ruling finds that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is impermissible, the Washington Commission will open a proceeding to review and enact the changes required by the IRS ruling.

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
On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms that resolved all issues in the filing. The settlement agreement was filed on January 30, 2019. The parties agreed to a $21.5 million rate increase for natural gas and no rate increase for electric which became effective March 1, 2019. As is discussed below, these rates include the offsetting effect of passing back to customers plant related excess deferred income taxes that resulted from the TCJA, using the ARAM amounts to arrive at the settlement rate changes.
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
As a result of the Washington Commission's final order in the ERF, the excess deferred taxes associated with non-plant-related book/tax differences and the treatment of the excess deferred taxes associated with plant related book/tax differences from January 1, 2018, through February 28, 2019, was addressed in PSE’s GRC, which was filed on June 20, 2019. The Washington Commission also required in the ERF order that PSE pass back the deferred balance associated with the tax over-collection for the period from January 1, 2018, through April 30, 2018, as discussed above, over a one-year period which began May 1, 2019. Per PSE’s Schedule 141Y tariff, following the May 2019 through April 2020 refund period, if the residual balance of credit owed to customers will be greater than $0.1 million, PSE would submit a filing no later than July 31, 2020 with a proposal of passing back the residual balance effective September 1, 2020 through August 31, 2021. As this balance was greater than $0.1 million, PSE filed tariff revisions on July 20, 2020 and the Washington Commission approved the filing on August 27, 2020. Finally, the GRC final order determined that PSE is required to pass back 2019 and 2020 protected excess deferred tax reversals totaling $70.8 million over the 12 months following the rate effective period. As noted above, PSE filed a motion for clarification with the Washington Commission seeking clarification on several items including administration of the required pass back of excess deferred tax reversals. On July 31, 2020, PSE received an order granting PSE’s motion for clarification which adjusted certain items within the final order, including treatment of protected excess deferred taxes. PSE reviewed the original Washington Commission order including the ramifications of certain tax issues and will file a PLR with the IRS on the matter. PSE filed a compliance filing on September 23, 2020. The natural gas tariffs became effective October 1, 2020 and electric tariffs on October 15, 2020.

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
On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 GRC to extend the decoupling mechanism with several changes to the methodology that took effect on December 19, 2017. Electric and natural gas delivery revenues continue to be recovered on a per customer basis and electric fixed production energy costs are now decoupled and recovered on the basis of a fixed monthly amount. The allowed decoupling revenue for electric and natural gas customers will no longer increase annually each January 1 as occurred prior to December 19, 2017. Approved revenue per customer costs can only be changed in a GRC or ERF. Approved electric fixed production energy costs can also be changed in a power cost only rate case. Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate test, which limits the amount of revenues PSE can collect in its annual filings, increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism will be reviewed again in PSE’s first rate case filed in or after 2021, or in a separate proceeding, if appropriate. PSE’s decoupling mechanism over- and under- collections will still be collectible or refundable after this effective date even if the decoupling mechanism is not extended.
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
On July 8, 2020, the Washington Commission issued the final order via dockets UE-190529 and UG-190530, which instructed PSE to extend the collection of amortization balances for electric decoupling delivery and fixed power cost sections originally filed through the annual May 2020 decoupling filing. The extension requires PSE to move amortization balances for electric decoupling as of August 31, 2020 to be collected from customers for a two-year period, instead of the originally approved one-year period. Additionally, through approving the electric cost of service, the final order approved the re-allocation of decoupling balances from Schedule 40 to the remaining electric decoupling groups.
On September 30, 2020, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and a corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $4.1 million of electric deferred revenue will not be collected within 24 months of the annual period; therefore a reserve adjustment was booked to 2020 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2020 natural gas decoupling revenue.

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

For the nine months ended September 30, 2020, in its PCA mechanism, PSE under recovered its allowable costs by $51.5 million of which $21.9 million was apportioned to customers and $1.6 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $48.9 million for the nine months ended September 30, 2019, of which $19.5 million was apportioned to customers and accrued $0.3 million interest on the total deferred customer balance.

Purchased Gas Adjustment Mechanism
On April 25, 2019, the Washington Commission approved PSE’s request for an out-of-cycle change to PGA rates with the rate change taking effect May 1, 2019. The out-of-cycle PGA filing was needed to begin amortizing a large PGA commodity deferral balance that had grown due to higher than projected commodity costs during the 2018/19 winter. These higher than projected commodity costs were primarily due to an October 9, 2018, rupture and subsequent explosion on Westcoast Pipeline which is one of the major pipelines feeding PSE’s distribution system. The pipeline was repaired in October 2018, however supply capacity on the pipeline was limited over the 2018/19 winter leading to higher prices. February weather was also much colder than normal which also increased the demand for natural gas. The out-of-cycle PGA rates were effective from May 1, 2019 through April 30, 2020 and on May 1, 2020 the rates were set to zero. At the end of the recovery period, an unamortized balance of $4.9 million remained which PSE requested to be amortized in its upcoming annual PGA filing for rates effective November 1, 2020.
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
On July 8, 2020, the Washington Commission issued the final order in Dockets UE-190529 and UG-190530, which instructed PSE to extend the collection of amortization balances for the portion of PGA amortization balances originally filed through the annual November 1, 2019 PGA filing under the Supplemental Schedule 106B. The extension requires PSE to move amortization balances for PGA Schedule 106B as of August 31, 2020 to be collected from customers for a three-year period, instead of the originally approved two-year period.

The following table presents the PGA mechanism balances and activity at September 30, 2020 and December 31, 2019:

Puget Sound Energy
(Dollars in Thousands)	At September 30,	At December 31
PGA receivable balance and activity	2020	2019
PGA receivable beginning balance	$132,766	$9,922
Actual natural gas costs	214,772	406,162
Allowed PGA recovery	(248,809)	(289,876)
Interest	3,177	6,558
PGA receivable ending balance	$101,906	$132,766

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get To Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. As of September 30, 2020, and December 31, 2019, PSE had deferred GTZ depreciation expense balances of $52.0 million and $21.7 million, respectively. In addition to the depreciation expense deferral, PSE requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the Company’s currently authorized after tax rate of return, or 6.89% per the 2018 ERF. As of September 30, 2020, and December 31, 2019, PSE has a deferred carrying charge balance of $1.2 million and $0.5 million, respectively. The GTZ accounting petition was consolidated with PSE’s 2019 GRC and on July 8, 2020, the Washington Commission issued its order in PSE’s 2019 GRC. The ruling authorized PSE to amortize deferred GTZ expenses as proposed in the original general rate case filing. The ruling also allows continued deferral of the depreciation expense associated with GTZ investments not already approved for recovery with a book life of 10 years or less, through PSE's next GRC. Finally, the final order set the rate at which PSE could defer and recover carrying charges from PSE’s authorized rate of return to the quarterly interest rate established by the FERC.

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective Tariff WN U-60. The purpose of this filing is to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program puts to immediate use $11.0 million in unspent low income funds from prior years, and supplements other forms of financial assistance. The program does not require an increase to rates and is fully compatible with other low income programs. PSE made an additional filing on July 21, 2020 to increase the amount of electric funds available for distribution by $4.5 million under the CACAP program. The program was set to automatically end when all of the funds are disbursed or September 30, 2020, whichever occurred first. Based on the COVID-19 pandemic and resulting state of emergency, the Washington Commission allowed the tariff revisions to become effective on April 13, 2020.

Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the nine months ended September 30, 2020, PSE incurred $15.5 million in storm-related electric transmission and distribution system restoration costs, of which $5.3 million was deferred as regulatory assets related to storms that occurred in 2020. This compares to $39.3 million incurred in storm-related electric transmission and distribution system restoration costs for the nine months ended September 30, 2019, of which the Company deferred $0.4 million and $28.5 million as regulatory assets related to storms that occurred in 2018 and 2019, respectively. Under the December 5, 2017, Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

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
Consistent with a June 2019 announcement, Talen permanently shut down Units 1 and 2 at the end of 2019 due to operational losses associated with the Units. Colstrip Units 1 and 2 were retired effective December 31, 2019. The Washington Clean Energy Transition Act requires the Washington Commission to provide recovery of the investment, decommissioning, and remediation costs associated with the facilities that are not recovered through the repurposed PTC's and hydro-related treasury grants. The full scope of decommissioning activities and costs may vary from the estimates that are available at this time.
On December 10, 2019, PSE announced its intention to sell its interest in Colstrip Unit 4 to NorthWestern Energy for $1. Under the agreement with NorthWestern Energy, PSE would retain its obligation to fund 25% of the environmental remediation and decommissioning costs associated with Unit 4 during PSE's operation. The agreement was subject to approval by the Washington Commission and the Montana Public Service Commission. Additionally, PSE entered into a power purchase agreement with NorthWestern Energy for 90 MW through 2025 to facilitate the transition, and sell a portion of its dedicated Colstrip transmission system, conditioned upon the same regulatory approval of the overall transaction. Other Colstrip owners and other external parties have intervened in the pending regulatory review of this transaction, and one Colstrip owner, Talen, has exercised its contractual right to purchase its pro rata share of the interest to be sold by PSE.
On August 14, 2020, an amendment to the agreement was executed selling a portion of PSE’s interest in Colstrip Unit 4 to Talen, in addition to NorthWestern Energy. Following this, PSE submitted supplementary testimony related to this amendment in the proceeding with the Washington Commission. Both the Washington Commission and the Montana Public Service Commission issued new procedural calendars which were previously on hold until these supplemental filings were completed. The original purchase agreement was written such that the purchase must close by December 31, 2020.
On October 29, 2020, PSE, NorthWestern Energy, and Talen mutually agreed to terminate the proposed sales agreement and relieve all claims against one another arising out of or relating to the sale agreement after evaluating the likelihood of the regulatory approval process in both Washington and Montana. The termination of the proposed sale resulted in the withdrawal of PSE's filing with the Washington Commission. Colstrip Unit 4 is classified as Electric Utility Plant on the balance sheet, see Note 6, "Utility Plant," to the consolidated financial statements in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2019.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, during the nine months ended September 30, 2020, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $935.3 million through 2042.
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
Government mandated stay at home orders and private work from home mandates due to COVID-19 have affected electric and gas loads for residential, commercial, and industrial customers. During the quarter ended September 30, 2020, the Company delivered lower electric and natural gas loads, 2.7% and 7.7%, respectively, when comparing weather-adjusted actual to forecast. Decreases in commercial and industrial loads were partially offset by increases in residential loads. Electric retail revenue reductions were partially offset by reduced electric supply costs and the effects of decoupling. The impact on natural gas revenue due to load was offset by gas supply cost and decoupling. The Company anticipates that electric and gas loads will continue to be impacted for the remainder of 2020, due to continued work place lock downs, work at home mandates, other government mandated quarantines, economic recession, and resurgence of the COVID-19 virus.
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
On September 3, 2020, the Company filed an accounting petition with the Washington Commission, requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. PSE anticipates receiving a ruling on the matter sometime in the fourth quarter of 2020.

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
The components of lease cost were as follows:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use asset	$151	$128	$455	$410
Interest on lease liabilities	8	10	27	29
Total finance lease cost	$159	$138	$482	$439

Operating lease cost[1]	$4,902	$5,311	$16,051	$15,318
_______________
1 Includes $0.3 million allocated to PLNG at Puget Energy related to the Port of Tacoma lease for each of the three months ended September 30, 2020 and 2019, respectively and $0.8 million for each of the nine months ended September 30, 2020 and 2019, respectively.

Supplemental cash flow information related to leases was as follows:

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$11,152	$10,437
Investing cash flow for operating leases[1]	4,899	4,881
Operating cash flow for finance leases	27	29
Financing cash flow for finance leases	455	410
Non-cash disclosure upon commencement of new lease
Right-of-use assets obtained in exchange for new operating lease liabilities	4,996	2,032
_______________
1 Includes $0.8 million allocated to PLNG at Puget Energy related to the Port of Tacoma lease for each of the nine months ended September 30, 2020 and 2019, respectively.

Supplemental balance sheet information related to leases was as follows:

Puget Sound Energy
(Dollars in Thousands)	September 30,	December 31,
Operating Leases	2020	2019
Operating lease right-of-use asset	$175,091	$183,048

Operating leases liabilities current	19,400	15,862
Operating lease liabilities long-term	163,453	174,327
Total Operating lease liabilities:	$182,853	$190,189

Finance Leases
Common Plant	$1,033	$1,488

Other current liabilities	546	669
Other deferred credits	420	811
Total finance lease liabilities	$966	$1,480

Weighted Average Remaining Lease Term
Operating leases	19.00 Years	19.24 Years
Finance leases	2.10 Years	2.76 Years

Weighted Average Discount Rate
Operating leases	3.59%	3.59%
Finance leases	2.98%	2.98%

The following tables summarize the Company’s estimated future minimum lease payments as of September 30, 2020, and December 31, 2019, respectively:

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At September 30,	Operating Leases	Finance Leases
2020 (remaining three months)	$5,329	$160
2021	23,171	508
2022	22,522	279
2023	22,082	98
2024	21,349	—
Thereafter	162,578	—
Total lease payments	$257,031	$1,045
Less imputed interest	(74,178)	(79)
Total	$182,853	$966

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2020	$22,500	$643
2021	22,527	508
2022	21,856	279
2023	21,415	98
2024	20,690	—
Thereafter	160,410	—
Total lease payments	$269,398	$1,528
Less imputed interest	(79,209)	(48)
Total net present value	$190,189	$1,480

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
On June 18, 2020, Puget Energy redeemed the $450.0 million senior secured notes due December 15, 2020 and paid related fees and expenses for a total redemption price of $463.2 million. Excluding the repayment of the $450.0 million principal amount and $0.3 million of unamortized debt discount and issuance cost, the extinguishment incurred a $13.5 million loss, which includes $0.4 million of accrued interest expense and is reported in the Puget Energy "Interest Expense" line item as of September 30, 2020.
At September 30, 2020, Puget Energy maintained an $800.0 million credit facility, of which $23.9 million was drawn and outstanding under the facility.
For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2019.

Short-Term Debt
During the nine months ended September 30, 2020, commercial paper markets were significantly impacted for a period of time due to COVID-19, during which time the Company drew short term funding from its credit facility. Commercial paper markets improved as of September 30, 2020, at which time no amount was drawn under PSE's credit facility and $221.0 million was outstanding under the commercial paper program at PSE. For further information, see Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2019.

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
Due to continued stay at home orders, work from home mandates, and business disruptions caused by COVID-19, electric and natural gas loads decreased 2.7% and 7.7%, respectively, when comparing weather-adjusted actual to forecast during the quarter ended September 30, 2020 and decreased 3.8% and 3.7%, respectively, during the year ended September 30, 2020. Residential electric and natural gas loads during the quarter ended September 30, 2020, increased 4.0% and 12.5%, respectively, when comparing weather-adjusted actual to forecast. Residential electric and natural gas loads during the year ended September 30, 2020, increased 2.5% and 2.9%, respectively, when comparing weather-adjusted actual to forecast. In contrast, the Company delivered weather-adjusted commercial electric and natural gas loads of 7.8% and 24.8% lower than forecasted, respectively, during the quarter ended September 30, 2020 and 8.2% and 11.6% lower, respectively, during the year ended September 30, 2020. Revenue reductions are partially offset by the effects of decoupling and reduced electric and natural gas supply costs. Decoupling revenue recognized during the quarter was $6.6 million and $2.0 million for electric and natural gas, respectively as compared to $5.0 million and a $0.3 million liability in the same period of 2019 for electric and natural gas, respectively. Decoupling revenue recognized during the year was $37.6 million and $6.8 million for electric and natural gas, respectively as compared to $9.2 million and $0.1 million in the same period of 2019 for electric and natural gas, respectively. The Company anticipates that electric and natural gas loads will continue to be impacted the remainder of 2020 due to continued work place lock downs, work at home mandates, other government mandated quarantines, economic recession, and resurgence of the COVID-19 virus. Risks to these assumptions include the duration, severity, and potential resurgence of the virus, government proclamations related to managing public health, and fiscal stimulus policies to support economic recovery. Industrial customers, who represent 4.1% of the Company's total retail revenue and are generally transmission and transportation services which are not volumetric in nature, are not expected to be materially impacted.
Due to business disruptions caused by the COVID-19 pandemic, the Company has incurred increased costs and partially offsetting cost savings that have been immaterial through the period ended September 30, 2020. To the extent that the Company incurs material, unexpected expenses associated with the pandemic, such as increased uncollectible accounts receivable, the Company will continue to explore regulatory accounting policies and rate recovery mechanisms to address any negative impacts to financial results. On September 3, 2020, the Company filed an accounting petition with the Washington Commission, requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. PSE anticipates receiving a ruling on the matter sometime in the fourth quarter of 2020.
On March 27, 2020, the U.S. Government enacted the CARES Act, which provides approximately $2 trillion of economic relief and stimulus to support the national economy during the COVID-19 epidemic. This package included support for individuals, large corporations, small business, and health care entities, among other affected groups. Among other provisions, the CARES Act includes modifications to corporate income tax provisions, including temporary suspension of certain payment requirements for the employer portion of social security taxes. As a result of these modifications, the Company deferred payroll taxes totaling $9.6 million as of September 30, 2020.
Further detail regarding the factors and trends affecting performance of the Company during the quarter ended September 30, 2020, is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

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
•Acts of war, terrorism, or the impact of civil unrest to infrastructure or preventing access to infrastructure; and
•Risks due to pandemics, including supply shortages, rising costs, disruption to vendor or customer relationships, the potential for reputational harm, the impact of government, business and company closure of facilities, customer or contract defaults; concerns of safety to employees and customers, potential costs due to quarantining of employees and work-from-home policies.

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
On July 8, 2020, the Washington Commission issued its order on PSE’s GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.80% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s purchased gas adjustment (PGA) deferral to mitigate the impact of the rate increase in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $0.9 million, or 0.05% and the natural gas increase to $1.3 million, or 0.15%. The Washington Commission also determined that the Company’s proposed attrition adjustment of $23.9 million for electric and $16.2 million for natural gas was not in the public interest at this time. The order also effectively ends the deferral of PSE’s advanced metering infrastructure (AMI) investment while allowing the deferral on the return on AMI investments through December 31, 2019. Additional AMI investments will be evaluated in future proceedings for deferrals of return until the AMI project is complete. As a result of the 2019 GRC outcome, Puget Energy and PSE credit rating metrics will likely be adversely impacted absent other regulatory relief or Corporate mitigation measures otherwise Puget Energy and PSE are at risk of a downgrade to their credit rating. On July 17, 2020, PSE filed a motion for clarification with the Washington Commission seeking clarification on several items. On July 31, 2020, the Washington Commission issued an order granting PSE’s motion for clarification. The ruling adjusted certain items from the final order issued on July 8, 2020, which led to a combined net increase to electric of $59.6 million, or 2.9%, an increase of $30.1 million above the $29.5 million granted in the final order. The order also led to a combined net increase to natural gas of $42.9 million, or 5.6%, an increase of $6.4 million above the $36.5 million granted in the final order. The Washington Commission maintained adjustments which mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $27.7 million, or 1.3% and the natural gas increase to $0.2 million, or 0.02%.
On August 6, 2020, PSE filed a petition for judicial review with the Superior Court of the State of Washington for King County (Superior Court) challenging the portion of the final order that requires PSE to pass back to customers the reversal of plant-related excess deferred income taxes in a manner that may deviate from the IRS normalization and consistency rules. On August 7, 2020, PSE filed a motion to stay with the Superior Court related to the portions of the final order under judicial review. On September 14, 2020, the Superior Court denied PSE's motion to stay. PSE reviewed the original Washington Commission order including the ramifications of certain tax issues and will file a Private Letter Ruling (PLR) with the IRS on this matter. PSE will continue to utilize the average rate assumption method (ARAM) in the turnaround of certain accelerated tax depreciation benefits on PSE assets. There is approximately $25.6 million in annual revenue requirement related to the 2019 GRC which PSE has requested it be allowed to track in order to allow the Washington Commission to decide if it is appropriate for PSE to recover, pending the outcome of the IRS ruling.

On September 23, 2020, PSE filed a compliance filing. The natural gas tariffs became effective October 1, 2020 and the electric tariffs on October 15, 2020. On October 7, 2020, PSE, the Washington Commission and interveners agreed to dismiss the petition for judicial review. The agreement is based on a commitment from the Washington Commission that if the IRS ruling finds that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is impermissible, the Washington Commission will open a proceeding to review and enact the changes required by the IRS ruling.
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

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017, requesting deferred accounting treatment for the impacts of tax reform.  The deferred accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35% to 21%. Other outcomes associated with PSE’s tax deferral filing are discussed in the ERF and GRC disclosures. On July 8, 2020, the Washington Commission issued its order in PSE’s GRC, which was consolidated with PSE’s accounting petition filed on December 29, 2017. On July 17, 2020, PSE filed a motion for clarification of several issues in the Washington Commission’s order including issues relating to its accounting petition. On July 31, 2020, PSE received an order granting PSE’s motion for clarification which adjusted certain items within the final order, including treatment of protected excess deferred taxes. PSE reviewed the original Washington Commission order including the ramifications of certain tax issues and the order for clarification and will consider filing a PLR with the IRS on the matter. PSE filed a compliance filing on September 23, 2020. The natural gas tariffs became effective October 1, 2020 and electric tariffs on October 15, 2020.
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

Decoupling Filings
On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 GRC to extend the decoupling mechanism with several changes to the methodology that took effect on December 19, 2017. Electric and natural gas delivery revenues continue to be recovered on a per customer basis and electric fixed production energy costs are now decoupled and recovered on the basis of a fixed monthly amount. The allowed decoupling revenue for electric and natural gas customers will no longer increase annually each January 1 as occurred prior to December 19, 2017. Approved revenue per customer costs can only be changed in a GRC or ERF. Approved electric fixed production energy costs can also be changed in a power cost only rate case. Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate test, which limits the amount of revenues PSE can collect in its annual filings, increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism will be reviewed again in PSE’s first rate case filed in or after 2021, or in a separate proceeding, if appropriate. PSE’s decoupling mechanism over- and under- collections will still be collectible or refundable after this effective date even if the decoupling mechanism is not extended.
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
On July 8, 2020, the Washington Commission issued the final order via dockets UE-190529 and UG-190530, which instructed PSE to extend the collection of amortization balances for electric decoupling delivery and fixed power cost sections originally filed through the annual May 2020 decoupling filing. The extension requires PSE to move amortization balances for electric decoupling as of August 31, 2020 to be collected from customers for a two-year period, instead of the originally approved one-year period. Additionally, through approving the electric cost of service, the final order approved the re-allocation of decoupling balances from Schedule 40 to the remaining electric decoupling groups.
On September 30, 2020, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for U.S. Generally Accepted Accounting Principles (GAAP) purposes only, PSE would need to record a reserve against the decoupling revenue and a corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $4.1 million of electric deferred revenue will not be collected within 24 months of the annual period; therefore a reserve adjustment was booked to 2020 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2020 natural gas decoupling revenue.

The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
October 1, 2020	(0.5)%	$(10.2)
May 1, 2020[2]	0.2	2.0
May 1, 2019	0.9	20.6
May 1, 2018	(1.1)	(25.2)
Natural Gas:
May 1, 2020	(0.5)%	$(4.8)
May 1, 2019	(5.3)	(45.9)
May 1, 2018	1.7	15.9
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
For the nine months ended September 30, 2020, in its PCA mechanism, PSE under recovered its allowable costs by $51.5 million of which $21.9 million was apportioned to customers and $1.6 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $48.9 million for the nine months ended September 30, 2019, of which $19.5 million was apportioned to customers and accrued $0.3 million interest on the total deferred customer balance.

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
On July 8, 2020, the Washington Commission issued the final order via dockets UE-190529 and UG-190530, which instructed PSE to remove SCH 95 collection on decoupling allowed rates for Microsoft Special Contracts, which will be included in allowed rates under the Decoupling Schedule 142 effective October 1, 2020.
The following table sets forth power cost adjustment clause filing approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2020	(0.2)%	$(3.3)
July 3, 2020	1.2	23.9
July 1, 2019[1]	(1.2)	(24.9)
May 1, 2019	0.1	3.3
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
The following table sets forth CRM rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2020	1.2%	$10.6
November 1, 2019	0.8	7.0
November 1, 2018	0.5	5.0

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
On July 8, 2020, the Washington Commission issued the final order in Dockets UE-190529 and UG-190530, which instructed PSE to extend the collection of amortization balances for the portion of PGA amortization balances originally filed through annual November 1, 2019 PGA filing under Supplemental Schedule 106B. The extension requires PSE to move amortization balances for PGA Schedule 106B as of August 31, 2020 to be collected from customers for a three-year period, instead of originally approved two-year period.

The following table presents the PGA mechanism balances and activity at September 30, 2020 and December 31, 2019:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30,	At December 31,
PGA receivable balance and activity	2020	2019
PGA receivable beginning balance	$132,766	$9,922
Actual natural gas costs	214,772	406,162
Allowed PGA recovery	(248,809)	(289,876)
Interest	3,177	6,558
PGA receivable ending balance	$101,906	$132,766

The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective date:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2020	8.1%	$70.0
October 1, 2020	(3.9)	(35.5)
November 1, 2019[2]	13.4	118.3
May 1, 2019[1]	6.3	54.0
November 1, 2018	(10.9)	(98.4)
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

Voluntary Long-Term Renewable Energy
Effective September 2016, the Washington Commission approved PSE's tariff revision to create an additional voluntary renewable energy product. This provides customers with electric generation resource options to help them meet their sustainability goals. Incremental costs of the program will be allocated to the voluntary participants of the program as is the case with PSE’s existing Green Power programs. PSE offered this service, Green Direct, to larger customers (aggregated annual loads greater than 10,000 MWh) and government customers. The initial resource option offered under this rate schedule is a new wind generation facility with the capacity of approximately 136.8 MW currently under construction in the region by a developer under contract to PSE. The project is fully subscribed and is expected to begin generating power in late 2020. Twenty-one customers will receive the anticipated output of the project.

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

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective Tariff WN U-60. The purpose of this filing is to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program puts to immediate use $11.0 million in unspent low income funds from prior years, and supplements other forms of financial assistance. The program does not require an increase to rates and is fully compatible with other low income programs. PSE made an additional filing on July 21, 2020 to increase the amount of electric funds available for distribution by $4.5 million under the CACAP program. The program was set to automatically end when all of the funds are disbursed or September 30, 2020, whichever occurred first. Based on the COVID-19 pandemic and resulting state of emergency, the Washington Commission allowed the tariff revisions to become effective on April 13, 2020.
For additional information, see Note 7, "Regulation and Rates" to the consolidated financial statements included in Item 1 of this report.

Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to refinance existing or issue new long-term debt, obtain access to new or renew existing credit facilities and could increase the cost of issuing long-term debt and maintaining credit facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or generating capacity acquisitions, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. For additional information, see "Financing Program" included in Item 2 of this report.

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three and nine months ended September 30, 2019, and 2020.

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
The following chart displays the details of PSE's electric margin changes for the three months ended September 30, 2019 and 2020:

Electric Margin
Three Months Ended
2019 to 2020 comparison
$ (Millions)
360
340
320
300
$328.5
$13.3
$(28.2)
$1.6
$(3.0)
$3.4
$(8.6)
$39.4
$0.8
$347.2
2019 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue*
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2020 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended September 30, 2019 compared to 2020
Electric Operating Revenue
Electric operating revenues decreased $12.9 million from the prior year primarily due to a decrease in sales to other utilities of $28.2 million and other decoupling revenue of $3.0 million; partially offset by an increase in electric retail sales of $13.3 million, transportation and other revenue of $3.4 million and decoupling revenue of $1.6 million.  These items are discussed in detail below.
•Electric retail sales increased $13.3 million due to an increase in rates of $18.3 million and partially offset by reduced retail electricity usage of $5.1 million, or 1.7%, compared to the prior year. The decrease in retail electricity usage was due to lower commercial and industrial customer usage of 9.2% and 3.6%, respectively. The decrease was partially offset by a 6.6% increase of residential customer usage and an increase in retail customers of 1.3% compared to 2019. Usage patterns were affected by a decrease in heating degree days of 17.5% and the COVID-19 pandemic, through business shut downs and customers working from home. See Management's Discussion and Analysis, "Regulation and Rates" and "Overview" included in Item 2 of this report for electric rate changes and COVID-19 updates.
•Sales to other utilities decreased $28.2 million due to a 54.6% decrease in sales volume and a 8.0% decrease in price. The decrease was primarily due to lower market heat rates in the third quarter of 2020.
•Decoupling revenue increased $1.6 million, primarily attributable to a $1.4 million increase in PCA fixed cost deferral revenues, driven by decreased actual usage as noted above in the retail revenue section. This resulted in actual revenues being lower in the current period than in the same period in 2019 whereas allowed revenue remained consistent.
•Other decoupling revenue decreased $3.0 million due to $2.0 million deferred decoupling revenue that will not be collected within 24 months of the end of 2020. There was no deferred revenue in the same period in 2019. Additionally, the amortization of prior year under collected deferral revenues increased by $1.0 million due to an increase in amortization rates.
•Transportation and other revenue increased $3.4 million primarily due to an increase in production tax credits (PTCs) deferral revenue of $8.7 million for the re-purpose of the PTCs; partially offset by a decrease in tax reform deferrals in 2020 for revenue subject to refunds of $4.8 million.

Electric Power Costs
Electric power costs decreased $31.6 million primarily due to a $39.4 million decrease of electric generation fuel expenses partially offset by an increase of $8.6 million of purchased electricity costs. These items are discussed in detail below.
•Purchased electricity expense increased $8.6 million primarily due to a 37.3% increase in wholesale electricity purchases; partially offset by a 21.3% decrease in wholesale prices. The increase in purchases was primarily driven by a decrease in contracted resources of 14.0% and a 34.9% decrease in total generation primarily from the removal of Colstrip 1 & 2 and a 31.0% decrease in combustion turbine (CT) generation
•Electric generation fuel expense decreased $39.4 million primarily due to a $18.4 million decrease in Colstrip related to the retirement of Units 1 and 2 and a $16.8 million decrease in CT generation costs primarily driven by a 31.3% decrease in production due to lower market heat rates in the third quarter of 2020.

The following chart displays the details of PSE's electric margin changes for the nine months ended September 30, 2019 and 2020:

Electric Margin
Nine Months Ended
2019 to 2020 comparison
$ (Millions)
1,200
1,100
1,000
$1,169.8
$(51.1)
$(36.1)
$28.5
$(13.7)
$(112.8)
$94.9
$57.6
$0.5
$1,137.6
2019 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue*
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2020 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine Months Ended September 30, 2019 compared to 2020
Electric Operating Revenue
Electric operating revenues decreased $185.2 million from the prior year primarily due to decreases in transportation and other revenues of $112.8 million, electric retail sales of $51.1 million, sales to other utilities of $36.1 million and other decoupling revenue of $13.7 million; partially offset by an increase in decoupling revenue of $28.5 million.  These items are discussed in detail below.
•Electric retail sales decreased $51.1 million due to a decrease of $63.9 million from reduced retail electricity usage of 4.5%; partially offset by an increase in rates of $12.8 million compared to the prior year. The reduction was due to a decrease of commercial and industrial customer usage of 11.3%, and 6.2%, respectively, primarily driven by business shut downs resulting from COVID-19; partially offset by an increase in residential sales of 1.7%, increase in heating degree days of 0.3% and an increase in retail customers of 1.4% compared to 2019. See Management's Discussion and Analysis, "Regulation and Rates" and "Overview" included in Item 2 of this report for electric rate changes and COVID-19 updates.
•Sales to other utilities decreased $36.1 million primarily due to decreases in sales volume and price in the third quarter and lower market prices in the first quarter. Volumes were 17.6% below 2019 volumes primarily due to lower market heat rates in the third quarter of 2020 and a decline in demand due to COVID-19. Prices were 31.1% below 2019 prices primarily as a result of higher than normal power prices in the first quarter of 2019. During the first quarter of 2019, wholesale prices increased 115.7% due to spot power prices at Mid-Columbia that increased to an 18-year high largely driven by record-breaking natural gas prices.

•Decoupling revenue increased $28.5 million, the combination of a $16.1 million increase in PCA fixed cost deferral revenues and a $12.4 million increase in delivery deferral revenues, primarily driven by decreased actual usage as noted above in the retail revenue section. This resulted in allowed delivery and fixed production cost (FPC) revenues being greater than actual delivery and FPC revenues in the current year than in the prior year.
•Other decoupling revenue increased $13.7 million, primarily due to the following: (i) $5.2 million decrease year-over-year related to an increase in current year amortization of previous years' decoupling deferrals resulting from higher amortization rates, partially offset by decreased usage; (ii) $5.0 million increase in the 24-month revenue reserve resulting from $0.8 million of decoupling revenue that was deferred in 2018 and recognized as revenue in the first quarter of 2019, as well as the deferral of $4.2 million of decoupling revenue which will not be collected within 24 months of the end of 2020; and (iii) $3.5 million decrease related to earnings in excess of allowed ROR. In 2019, earnings in excess of allowed ROR of $3.5 million was returned to customers. There were no such returns to customers in 2020.
•Transportation and other revenue decreased $112.8 million primarily due to a decrease in net wholesale non-core gas sales of $95.1 million and a decrease in PTCs deferral revenue of $17.9 million for the re-purpose of the PTCs. The decrease in net wholesale non-core gas sales was due to an approximately 65% decrease in the average price of the non-core gas sold year ended September 30, 2020 compared to the same period in the prior year and a 6% decrease in sales volume. This was offset by a $35.8 million decrease in the total cost of the non-core gas sold due to an approximately 26% decrease in the average price of non-core gas purchases and to the aforementioned decrease in non-core gas sales volume. Gas prices decreased compared to 2019 due to a combination of high gas production, mild weather and surplus storage in the first part of the year, plus a decrease in demand due to the effects of COVID-19. By comparison, gas prices were high in early 2019 due to the continuing effects of the late 2018 Enbridge pipeline rupture that decreased pipeline capacity in the region, compressor issues at a gas storage facility that limited gas deliverability, and higher than expected load due to cold weather.

Electric Power Costs
Electric power costs decreased $152.9 million primarily due to a decrease of $94.9 million of purchased electricity costs and $57.6 million of electric generation fuel expenses. These items are discussed in detail below.
•Purchased electricity expense decreased $94.9 million primarily due to a 20.1% decrease in wholesale prices partially offset by a 1.7% increase in wholesale electricity purchases.
•Electric generation fuel expense decreased $57.6 million primarily due to a $32.1 million decrease in Colstrip related to the retirement of Units 1 and 2 and a $21.1 million decrease in combustion turbine generation costs primarily driven by the cost of natural gas. Natural gas prices trended down in 2020 due to a combination of increased supply from high gas production, decreased demand from mild weather, surplus storage in the first part of the year as well as load pattern changes due to COVID-19 business disruptions from stay at home orders. In contrast, 2019 natural gas prices were high due to the effect of the Enbridge pipeline rupture in late 2018 which led to a decrease in pipeline capacity in the region at the same time that there was compressor issues at a gas storage facility limiting gas deliverability, and higher than expected load due to the cold weather in 2019.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended September 30, 2019 and 2020:

Natural Gas Margin
Three Months Ended
2019 to 2020 comparison

90
85
80
75
70
$ (Millions)
$80.4
$3.0
$2.3
$0.4
$(1.5)
$(3.5)
$81.1
2019 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2020 Natural Gas Margin

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended September 30, 2019 compared to 2020
Natural Gas Operating Revenue
Natural gas operating revenue increased $4.1 million primarily due to an increase of $3.0 million in total retail sales, an increase of $2.3 million in decoupling revenue and an increase of $0.4 million in other decoupling revenue; partially offset by a decrease of $1.5 million in transportation and other revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $3.0 million due to an increase in rates of $9.2 million primarily from an increase in rates for PGA and partially offset by a decrease in natural gas load of 7.5%, or $6.1 million of natural gas sales. Commercial firm and industrial firm customers usage decreased 21.8% and 37.2%, respectively, largely driven by business shut downs resulting from COVID-19 and a 17.5% decrease in heating degree days compared to 2019. See Management's Discussion and Analysis, "Regulation and Rates" and "Overview" included in Item 2 of this report for natural gas rate changes and COVID-19 updates.
•Decoupling revenue increased $2.3 million, driven by lower actual revenues in the third quarter of 2020 as compared to the same period year over year, while allowed revenues remained consistent. The decrease in actual revenues is attributable to lower natural gas usage, as noted above in the retail revenue section.
•Transportation and other revenue decreased $1.5 million primarily due to decrease in tax reform deferrals in 2020 for revenue subject to refunds of $0.9 million.

Natural Gas Energy Costs
Purchased natural gas expense increased $3.5 million due to an increase in the PGA rates in November 2019 and the addition of two supplemental gas commodity costs amortization rates in 2019 which were added in order to recover the large amount of gas costs that PSE incurred in late 2018 and early 2019 due to the Enbridge pipeline explosion partially offset by a decrease in natural gas usage of 7.5%.

The following chart displays the details of PSE's natural gas margin changes for the nine months ended September 30, 2019 and 2020:

Natural Gas Margin
Nine Months Ended
2019 to 2020 comparison
$ (Millions)
500
450
400
$398.1
$66.6
$6.6
$21.7
$(0.3)
$(79.1)
$413.6
2019 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2020 Natural Gas Margin

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine Months Ended September 30, 2019 compared to 2020
Natural Gas Operating Revenue
Natural gas operating revenue increased $94.7 million primarily due to an increase of $66.6 million in total retail sales, an increase of $21.7 million in other decoupling revenue and an increase of $6.6 million in decoupling revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $66.6 million due to an increase in rates of $85.1 million primarily from an increase in rates for PGA partially offset by a decrease in natural gas load of 3.5%, or $18.5 million of natural gas sales. Natural gas load decreased primarily due to a 0.9%, 10.4%, and 9.2% decrease in average therms used by residential customers, commercial firm and industrial firm customers, respectively. Commercial and industrial firm customers decrease was primarily driven by business shut downs resulting from COVID-19. See Management's Discussion and Analysis, "Regulation and Rates" and "Overview" included in Item 2 of this report for natural gas rate changes and COVID-19 updates.
•Decoupling revenue increased $6.6 million. This is attributable to an increase in allowed natural gas revenue in first three quarters of 2020 compared to the same period in the previous year and a decrease in actual revenue, due to lower usage as discussed in the retail revenue section above.
•Other decoupling revenue increased $21.7 million, primarily due to a $23.8 million decrease in current year amortization of prior year under collection, which was driven by decreased usage. This is partially offset by a $2.2 million decrease related to earnings in excess of allowed ROR. In 2019, earnings in excess of allowed ROR of $2.2 million was returned to customers. There were no such returns to customers in 2020.

Natural Gas Energy Costs
Purchased natural gas expense increased $79.1 million due to an increase in the PGA rates in November 2019 and the addition of two supplemental gas commodity costs amortization rates in 2019 which were added in order to recover the large amount of gas costs that PSE incurred in late 2018 and early 2019 due to the Enbridge pipeline explosion; partially offset by a decrease in natural gas usage of 3.5%.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended September 30, 2019 and 2020:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2019 to 2020 comparison
$ (Millions)
425
400
375
$429.1
$(54.7)
$(1.8)
$(6.4)
$26.5
$0.5
$2.1
$0.3
$6.7
$402.3
2019 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2020 Expenses (Income)

Three Months Ended September 30, 2019 compared to 2020
Other Operating Expenses
•Net unrealized (gain) loss on derivative instruments increased $54.7 million to a net gain of $39.9 million for the quarter ended September 30, 2020. The main driver related to the change is the weighted average forward prices for electric and natural gas. Specifically, electric price increased 21.3% resulting in a $36.8 million gain for electric. Gas price increased 18.4% resulting in a $29.7 million gain for natural gas. This is offset by the change in net settlements of electric and natural gas trades previously recorded of $3.9 million and $7.9 million in gains, respectively.
•Utility operations and maintenance expense decreased $1.8 million primarily due to a decrease in electric steam generation maintenance of $1.6 million primarily related to the retirement of Colstrip 1 & 2, other power generation maintenance of $1.0 million due to reduced wind turbine maintenance at Wild Horse wind facility, as well as reduced salary expense of $1.4 million. This was partially offset by increases of $1.0 million for customer assistance expenses and $1.0 million of bad debt expense.
•Non-utility and other expense decreased $6.4 million primarily due to a decrease in long-term incentive plan expense of $7.2 million due to a decrease in long-term incentive plan awards in 2020.

•Depreciation and amortization expense increased $26.5 million primarily driven by: (i) electric amortization increased by $15.5 million. This increase is primarily driven by the $8.7 million change in the PTCs amortization; and an increase of $2.4 million of AMI related depreciation; (ii) electric distribution depreciation increased a net of $2.1 million, or 6.0%, from 2019. The increase is primarily due to $193.3 million in net additions of electrical distribution assets; (iii) conservation amortization increased by $3.6 million; and (iv) natural gas distribution depreciation increased by $2.1 million, or 7.5%, from 2019. The increase is primarily due to $252.3 million in net additions in natural gas distribution assets

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $2.1 million primarily due to a $1.3 million decrease in PGA interest income driven by a larger over-recovery compared to an under-recovery in 2019.
•Income tax expense increased $6.7 million primarily driven by an increase in pre-tax income.

The following chart displays the details of PSE's operating expenses and other income (deductions) for the nine months ended September 30, 2019 and 2020:

Other Operating Expenses and Other Income (Deductions)
Nine Months Ended
2019 to 2020 comparison

1,500
1,450
1,400
1,350
1,300
$ (Millions)
$1,467.0
$(33.4)
$(6.2)
$(1.7)
$(22.9)
$(3.9)
$8.1
$2.8
$0.8
$1,410.6
2019 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2020 Expenses (Income)

Nine Months Ended September 30, 2019 compared to 2020
Other Operating Expenses
•Net unrealized (gain) loss on derivative instruments decreased $33.4 million to a net gain of $3.6 million for the nine months ended September 30, 2020. The main driver is the change in net settlements of electric and natural gas trades previously recorded as $51.6 million and $8.7 million in losses, respectively, and when settled are moved to purchased power or electric generation fuel creating a gain in unrealized (gain) loss on derivative instruments. The other driver related to the change is the weighted average forward prices for electric and natural gas. Specifically, gas price increased 15.2% resulting in a $10.3 million gain for natural gas. Electric price increased 2.0%, however, it resulted in a $37.2 million loss due to a $46.8 million net loss in the first quarter of 2020 from a significant decrease in power price during the period.
•Utility operations and maintenance expense decreased $6.2 million primarily due to steam generation maintenance of $5.8 primarily related to the retirement of Colstrip 1 & 2, other power generation maintenance of $2.2 million due to reduced wind turbine maintenance at Wild Horse wind facility, $2.3 million of gas distribution operating expenses due to reduced leak survey expenses in 2020 and delayed spending in operational programs due to COVID-19. Additionally, the following expenses have decreased due to a change in operations from stay at home mandates and other business disruptions from COVID-19: $2.6 million of injuries and damages expense, $1.6 million of maintenance to general plant, and $1.8 million in rent expense. These expenses were partially offset by increases of $6.2 million of non-health related employee absence expense driven by COVID-19 stay-at-home mandates, $2.6 million of customer assistance expenses, and $1.4 million due to increased CT operations.
•Non-utility and other expense decreased $1.7 million primarily due to a decrease in long term incentive plan costs of $10.3 million and a decrease in biogas purchase expense of $2.2 million; partially offset by a one-time $7.0 million biogas payment and an increase in SERP costs of $4.1 million.

•Depreciation and amortization expense decreased $22.9 million primarily driven by: (i) electric amortization decreased by $29.8 million from 2019. This decrease is primarily driven by the $17.9 million change in the PTCs amortization and $5.8 million in amortization for the regulatory liability associated with revised Schedule 95A effective July 1, 2019; (ii) common amortization decreased by $6.7 million, or 10.9%, from 2019. The decrease is primarily driven by the $17.5 million in deferral treatment of software amortization effective May 1, 2019 as submitted to the Washington Commission offset by net additions of computer software of $42.7 million; and (iii) conservation amortization decreased by $2.0 million. Additionally, the decreases were partially offset by (iv) electric distribution depreciation increased a net of $6.6 million, or 6.4%, from 2019. The increase is primarily due to $193.3 million in net additions of electric distribution assets; and (v) natural gas distribution depreciation increased by $6.3 million, or 7.6%, from 2019. The increase is primarily due to $252.3 million in net additions in natural gas distribution assets.
•Taxes other than income taxes decreased $3.9 million primarily due to a decrease of $4.6 million related to the property tax tracker due to load.

Interest and Income Tax Expense
•Other income/expense increased $8.1 million primarily due to $6.3 million of SmartBurn plant investment at Colstrip Units 3 & 4 which recovery was disallowed in the 2019 GRC.
•Interest expense increased $2.8 million due to $9.7 million of interest expense on the $450.0 million senior note issued in 2019, increased PTCs interest expense of $4.0 million in 2020, partially offset by a decrease of $7.6 million of other interest expense attributed to lower commercial paper borrowing in 2020.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended September 30, 2019 and 2020, is as follows:

PE Summary Results of Operation
Three Months Ended
2019 to 2020 comparison

20
0
-20
-40
$ (Millions)
$(39.4)
$48.3
$(0.3)
$(0.5)
$0.1
$0.9
$0.9
$10.0
2019 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax (Benefit) expense
2020 Puget Energy Net Income

Three Months Ended September 30, 2019 compared to 2020
Summary Results of Operation
Puget Energy’s net income increased for the three months ended September 30, 2020, by $49.4 million primarily due to an increase in PSE's net income of $48.3 million compared to the same period in the prior year.

Puget Energy
Puget Energy's net income (loss) for the nine months ended September 30, 2019 and 2020, is as follows:

PE Summary Results of Operation
Nine Months Ended
2019 to 2020 comparison
$ (Millions)
100
80
60
$59.8
$35.7
$0.4
$(0.9)
$0.4
$(15.9)
$2.2
$81.7
2019 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax (Benefit) expense
2020 Puget Energy Net Income

Nine Months Ended September 30, 2019 compared to 2020
Summary Results of Operation
Puget Energy’s net income increased for the nine months ended September 30, 2020, by $21.9 million primarily due to an increase in PSE's net income of $35.7 million and partially offset by an increase in interest expense of $15.9 million compared to the same period in the prior year. The increase in interest expense was primarily due to a $13.5 million loss from the redemption of senior secured notes in June 2020, a $200 million net additional issuance of $650 million issued in May 2020 and $450 million redeemed in June 2020. For the discussion of redemption, see Note 10, "Other" to the consolidated financial statements in Item I of this report.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, during the nine months ended September 30, 2020, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $935.3 million through 2042.
For further information, see Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2019.

The following are the Company's aggregate availability under commercial commitments as of September 30, 2020:

Puget Energy and Puget Sound Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Commercial commitments:
PSE revolving credit facility	$800,000	$—	$—	$800,000	$—
Inter-company short-term debt	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	—	800,000	30,000
Puget Energy revolving credit facility	776,100	—	—	776,100	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,576,100	$—	$—	$1,576,100	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2.

Off-Balance Sheet Arrangements
As of September 30, 2020, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  Due to business disruptions caused by the COVID-19 pandemic, the Company closely monitored and adjusted capital expenditures, resulting in a decrease of $83.2 million compared to forecasted amounts for the nine months ended September 30, 2020. Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $678.1 million for the nine months ended September 30, 2020. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Millions)	2020	2021	2022
Total energy delivery, technology and facilities expenditures	$882.8	$967.9	$985.8

The program is subject to change based upon general business, economic and regulatory conditions.  Utility construction expenditures and any new generation resource expenditures may be funded from a combination of sources which may include cash from operations, short-term debt, long-term debt and/or equity.  The Company’s planned capital expenditures may result in a level of spending that will exceed its cash flow from operations.  As a result, execution of the Company’s strategy is dependent in part on continued access to capital markets.

Capital Resources
Cash from Operations

Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019	Change
Net income	$159,420	$123,720	$35,700
Non-cash items[1]	497,676	531,225	(33,549)
Changes in cash flow resulting from working capital[2]	119,266	(8,124)	127,390
Regulatory assets and liabilities	(90,513)	(46,993)	(43,520)
Purchased gas adjustment	30,859	(155,711)	186,570
Other non-current assets and liabilities[3]	(26,391)	(13,028)	(13,363)
Net cash provided by operating activities	$690,317	$431,089	$259,228
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

Nine Months Ended September 30, 2020 compared to 2019
Cash generated from operations for the nine months ended September 30, 2020 increased by $259.2 million including a net income increase of $35.7 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items decreased $33.5 million primarily due to decreases in depreciation and amortization of $20.9 million, amortization of TCJA Over Collection of $3.3 million, conservation amortization of $2.0 million, equity allowance for funds used during construction (AFUDC-Equity) of $7.7 million, a $33.4 million change from a net unrealized loss on derivative instruments of $29.9 million to a net unrealized gain on derivative instruments of $3.5 million, partially offset by a $17.9 million change in production tax credit utilization, deferred income taxes of $8.9 million and a loss of $6.3 million due to writing off Smart Burn project at Colstrip. For further details, see Management's Discussion and Analysis, "Other Operating Expenses" in Item 2.
•Cash flows resulting from changes in working capital increased $127.4 million primarily due to decreased cash outflow in Accounts payable of $134.8 million, which was mainly due to 2019 includes payments of significant power and natural gas costs accrued at December 31, 2018 that were paid in 2019. The decrease of cash outflow in accounts payable was partially offset by $7.4 million of increases related to changes in account receivable and expense accruals.
•Cash flow resulting from purchased gas adjustment (long-term) increased $186.6 million. Affected by three events experienced by PSE in 2019 winter: (1) the Enbridge pipeline rupture, (2) unusually low temperatures in February and March, and (3) a compressor failure in February at the Jackson Prairie storage facility, actual natural gas cost went above natural gas baseline rates in the PGA mechanism, caused the total purchased gas adjustment receivable to increase from $9.9 million to $155.7 million during the first nine months of 2019, which led to $145.8 million cash outflow. In contrast, both price of natural gas and actual gas consumption decreased in the first nine months of 2020. Combined with higher PGA rates taking effect on May 1, 2019 and November 1, 2019, total purchase gas adjustment receivable decreased from $132.8 million to $101.9 million in the first nine months of 2020, resulting in a $30.9 million cash inflow. A change from $145.8 million cash outflow to $30.9 million cash inflow led to an increase of cash flow of $176.7 million, which includes an increase in PGA long-term of $186.6 million and a decrease in PGA short-term of $9.9 million.
•Cash flow resulting from changes in regulatory assets and liabilities decreased $43.5 million in the same period year over year primarily due to a $46.0 million increase in decoupling deferrals, partially offset by a $2.6 million decrease in cash collections of previously deferred amounts.
•Cash flow resulting from changes in non-current assets and liabilities decreased $13.4 million primarily due to $19.1 million increase in payment of Long-term Incentive Plan (LTIP) and an increase of $4.1 million related to the Low Income Program and the Covid-19 Help Program, partially offset by $9.6 million payroll taxes deferral.

Puget Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019	Change
Net income	$(77,721)	$(63,961)	$(13,760)
Non-cash items[1]	12,420	5,990	6,430
Changes in cash flow resulting from working capital[2]	(473)	(10,938)	10,465
Other non-current assets and liabilities[3]	(8,703)	(8,047)	(656)
Net cash provided by operating activities	$(74,477)	$(76,956)	$2,479
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
Nine Months Ended September 30, 2020 compared to 2019
Cash generated from operations for the nine months ended September 30, 2020, in addition to the changes discussed at PSE above, decreased by $2.5 million compared to the same period in 2019, which includes a net income decrease of $13.8 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items increased $6.4 million primarily caused by the cash outflow of $13.5 million due to extinguishment of debt reflected in Financing activities, which partially offset by increased cash outflow of $7.2 million due to changes in deferred taxes.
•Cash flow resulting from working capital increased $10.5 million primarily due to a $6.6 million increase related to changes in eliminations of PSE's intercompany account receivable and account payable balances with Puget LNG and PE, decreased cash outflow of $2.9 million related to tax payable, and increase cash inflow of $1.0 million with accrued expenses.

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
As a result of the COVID-19 pandemic and its impact on the economy and capital markets, the Company continues to carefully monitor cash receipts from customers and any impacts on the Company’s liquidity which may affect its ability to fund safe, reliable, and dependable service for our customers. Our initiative to suspend disconnections of customers for non-payment and the receipt of the Washington Commission approval to waive late fees will impact future cash receipts.
As a result of the 2019 GRC outcome and the continuing negative impacts of tax reform on the Company's cash flows, Puget Energy and PSE's credit rating metrics will be negatively impacted in the near term absent other regulatory relief or corporate mitigation measures. In response to the 2019 GRC order, Moody's released an issuer comment stating the GRC outcome was credit negative but took no formal credit rating action. S&P placed Puget Energy and PSE on CreditWatch with negative implications due the rate case outcome and Fitch affirmed Puget Energy and PSE ratings but changed its outlook from stable to negative. Subsequently, S&P removed Puget Energy and PSE from CreditWatch negative. All three credit agencies indicated that continued stress on credit metrics and/or lack of sufficient regulatory rate relief over the relative near term could result in additional negative ratings implications, including a credit rating downgrade. A consistent credit rating downgrade by the three credit agencies would lower Puget Energy from investment grade to non-investment grade, however, PSE would remain at investment grade, assuming a one notch credit adjustment. Additionally, a credit rating downgrade would increase the cost of borrowing for Puget Energy and PSE in future long-term financings and impact the terms under their existing credit facilities. Any increase in the cost of borrowing would negatively impact Puget Energy and PSE's future results of operations and could negatively impact their future liquidity, access to debt capital resources. and financial condition. A downgrade to

Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management continually monitors the credit rating environment for both Puget Energy and PSE, but cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near to medium term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers, particularly in the context of the COVID-19 pandemic.
Commercial paper markets were significantly impacted for a period of time due to COVID-19, which limited commercial paper borrowings so therefore the Company drew short term funding from its credit facility. The Company created a minimum cash reserve of $100 million on April 1, 2020, which was intended to be utilized to cover cash disbursements in the event of illiquid markets. As a result of significantly improved commercial paper markets and steady cash collection over the second quarter of 2020, the Company reduced its cash reserve requirement to $20 - $25 million. Evolving factors that we cannot accurately predict, including the duration and scope of the pandemic, and any relevant governmental, business and customers’ actions that have been and continue to be taken in response to the pandemic, could negatively impact the Company’s liquidity.

Puget Sound Energy
Credit Facility
As of September 30, 2020, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. The unsecured revolving credit facility matures in October 2023.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of September 30, 2020, PSE was in compliance with all applicable covenant ratios.
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
As of September 30, 2020, no amount was drawn under PSE's credit facility and $221.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.65 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of September 30, 2020, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at September 30, 2020, PSE could issue:
•Approximately $1.9 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.2 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2020; and

•Approximately $702.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.2 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at September 30, 2020.
At September 30, 2020, PSE had approximately $7.7 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On August 2, 2019, PSE filed a new shelf registration statement under which it may issue up to $1.0 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $550.0 million was available to be issued. The shelf registration will expire in August 2022.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2020, approximately $945.2 million of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.3% at September 30, 2020, and the EBITDA to interest expense was 5.2 to 1.0 for the twelve months ended September 30, 2020.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At September 30, 2020, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Long Term Debt
PSE had no new long-term debt activities in the nine months ended September 30, 2020. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2019.

Puget Energy
Credit Facility
At September 30, 2020, Puget Energy maintained an $800.0 million credit facility. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion. The unsecured revolving credit facility matures in October 2023.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of September 30, 2020, there was $23.9 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of September 30, 2020, Puget Energy was in compliance with all applicable covenants.

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
On June 18, 2020, Puget Energy redeemed the $450.0 million senior secured notes due December 15, 2020 and paid related fees and expenses for a total redemption price of $463.2 million. Excluding the repayment of the $450.0 million principal amount and $0.3 million of unamortized debt discount and issuance cost, the extinguishment incurred a $13.5 million loss, which includes $0.4 million of accrued interest expense and is reported in the Puget Energy "Interest Expense" line item as of September 30, 2020.
For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2019.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.4 to 1.0 for the twelve months ended September 30, 2020.
At September 30, 2020, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements in Item I of this report.

Washington Clean Energy Transformation Act
In May 2019, Washington State passed the 100 Percent Clean Electric Bill that supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The Clean Energy Transformation Act (CETA) requires all electric utilities to eliminate coal-fired generation from their allocation of electricity by December 31, 2025; to be carbon-neutral by January 1, 2030, through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean Energy Implementation plans are required every four years from each investor-owned utility (IOU), and each IOU must propose interim targets for meeting the 2045 standard between 2030 and 2045, and lay out an actionable plan that they intend to pursue to meet the standard. The Washington Commission may approve, reject, or recommend alterations to an IOU’s plan.
In order to meet these requirements, CETA clarifies the Washington Commission’s authority to consider and implement performance and incentive-based regulation, multi-year rate plans, and other flexible regulatory mechanisms where appropriate. CETA mandates that the Washington Commission accelerate depreciation schedules for coal-fired resources, including transmission lines, to December 31, 2025, or to allow IOUs to recover costs in rates for earlier closure of those facilities. IOUs will be allowed to earn a rate of return on certain PPAs and 36 months deferred accounting treatment for clean energy projects (including PPAs) identified in the utility’s clean energy implementation plan.
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
On December 10, 2019, PSE announced its intention to sell its interest in Colstrip Unit 4 to NorthWestern Energy for $1. Under the agreement with NorthWestern Energy, PSE would retain its obligation to fund 25% of the environmental remediation and decommissioning costs associated with Unit 4 during PSE's operation. The agreement was subject to approval by the Washington Commission and the Montana Public Service Commission. Additionally, PSE agreed to enter into a power purchase agreement with NorthWestern Energy for 90 MW through 2025 to facilitate the transition, and sell a portion of its dedicated Colstrip transmission system, conditioned upon regulatory approval. Other Colstrip owners and other external parties have intervened in the pending regulatory review of this transaction, and one Colstrip owner, Talen, has exercised its contractual right to purchase its pro rata share of the interest to be sold by PSE. On August 14, 2020, an amendment to the agreement was executed selling a portion of PSE’s interest in Colstrip Unit 4 to Talen, in addition to NorthWestern Energy. Following this, PSE submitted supplementary testimony related to this amendment in the proceeding with the Washington Commission. Both the Washington Commission and the Montana Public Service Commission issued new procedural calendars which were previously on hold until these supplemental filings were completed. The original purchase agreement was written such that the purchase must close by December 31, 2020. On October 29, 2020, PSE, NorthWestern Energy, and Talen mutually agreed to terminate the proposed sales agreement and relieve all claims against one another arising out of or relating to the sale agreement after evaluating the likelihood of the regulatory approval process in both Washington and Montana. The termination of the proposed sale resulted in the withdrawal of PSE's filing with the Washington Commission. Colstrip Unit 4 is classified as Electric Utility Plant on the balance sheet.

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

Washington Clean Air Rule
The CAR was adopted in September 2016 in Washington State and attempts to reduce greenhouse gas emissions from “covered entities” located within Washington State. Included under the new rule are large manufacturers, petroleum producers and natural gas utilities, including PSE. The CAR sets a cap on emissions associated with covered entities, which decreases over time approximately 5.0% every three years. Entities must reduce their carbon emissions, or purchase emission reduction units (ERUs), as defined under the rule, from others.
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
The Tacoma LNG facility is currently under construction. Pursuant to the Washington Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $221.2 million of construction work in progress and $0.5 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of September 30, 2020. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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

Counterparty Credit Risk
PSE is exposed to credit risk primarily through buying and selling electricity and natural gas to serve customers. Credit risk is the potential loss resulting from a counterparty's non-performance under an agreement. PSE manages credit risk with policies and procedures for counterparty analysis and measurement, monitoring and mitigation of exposure. Additionally, PSE has entered into commodity master arrangements (i.e., WSPP, Inc., International Swaps and Derivatives Association (ISDA) or North American Energy Standards Board with its counterparties to mitigate credit exposure. PSE also increased the participation on commodity exchanges to reduce the bilateral counterparty credit risk.
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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, Puget Energy implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
During 2018, PSE implemented internal controls covering the evaluation and assessment of leasing contracts related to the adoption of the new leasing standard as of January 1, 2019.
There have been no changes in PSE’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1. Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of September 30, 2020.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.

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

Item 5.         Other Information

On October 29, 2020, PSE, NorthWestern Energy, and Talen Montana, LLC mutually agreed to terminate the proposed sales agreement of Colstrip Unit 4. Upon evaluation of the recent regulatory proceedings, all parties mutually agreed to (i) terminate the proposed sale, (ii) withdraw pending regulatory applications, and (iii) release all claims against each other arising out of the proposed sales agreement. The termination was effective October 29, 2020, and no termination penalties were incurred. For additional details on Colstrip, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.

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

31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2020 filed on November 4, 2020 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	November 4, 2020