Form 10-K
period 2020-12-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2021-02-26
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. / /

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

•	Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;
•	Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by products of electric generation (including coal ash or other substances), natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;
•	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
•	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
•	Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires and landslides, and other acts of God, terrorism, asset-based or cyber-based attacks, significant or sustained civil disturbances or disruptions, pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;
•	The impact of widespread health developments, including the recent global coronavirus (COVID–19) pandemic, and responses to such developments (such as voluntary and mandatory quarantines, including government stay at home orders, as well as shut downs and other restrictions on travel, commercial, social and other activities) could materially and adversely affect, among other things, electric and natural gas demand, customers’ ability to pay, supply chains, availability of skilled work-force, contract counterparties, liquidity and financial markets;
•	Commodity price risks associated with procuring natural gas and power in wholesale markets from creditworthy counterparties;
•	Wholesale market disruption, which may result in a deterioration of market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, negatively affect wholesale energy prices and/or impede PSE's ability to manage its energy portfolio risks and procure energy supply, affect the availability and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
•	Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
•	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
•	PSE electric or natural gas distribution system failure, blackouts or large curtailments of transmission systems (whether PSE's or others'), or failure of the interstate natural gas pipeline delivering to PSE's system, all of which can affect PSE's ability to deliver power or natural gas to its customers and generating facilities;
•	Electric plant generation and transmission system outages, which can have an adverse impact on PSE's expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive generation resource;

•	The ability to restart generation following a regional transmission disruption;
•	The ability of a natural gas or electric plant to operate as intended;
•	Changes in climate or weather conditions in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
•	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
•	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
•	Variable wind conditions, which can impact PSE's ability to generate electricity from the wind facilities;
•	The ability to renew contracts for electric and natural gas supply and the price of renewal;
•	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
•	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
•	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
•	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
•	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
•	Employee workforce factors including strikes; work stoppages; absences due to pandemics, accidents, natural disasters or other significant, unforeseeable events; availability of qualified employees or the loss of a key executive;
•	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
•	The ability to maintain effective internal controls over financial reporting and operational processes;
•	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally; and
•	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder.

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

Corporate Strategy
Puget Energy is the direct parent company of PSE, the oldest and largest electric and natural gas utility headquartered in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution.  Puget Energy’s business strategy is to generate stable earnings and cash flow by offering reliable electric and natural gas service in a cost-effective manner through PSE, and be the clean energy provider of choice for its customers.

Customers and Revenue Overview
PSE is a public utility incorporated in the state of Washington in 1960.  PSE furnishes electric and natural gas service in a territory covering approximately 6,000 square miles, principally in the Puget Sound region.
The following tables present the number of PSE customers and revenue by customer class for electric and natural gas as of December 31, 2020, and 2019:

	December 31,			December 31,
Customer Count by Class	2020	2019	Percent	2020	2019	Percent
(in thousands)	Electric		Change	Natural Gas		Change
Residential	1,048	1,033	1.5%	797	788	1.2%
Commercial	131	130	0.8	57	57	0.1
Industrial	3	3	(1.1)	2	2	(0.6)
Other	8	8	3.8	—	—	(3.1)
Total[1]	1,190	1,174	1.4%	856	847	1.1%
_______________
1 At December 31, 2020, and 2019, approximately 414,210 and 409,820 customers purchased both electricity and natural gas from PSE, respectively.

	December 31,			December 31,
Retail Revenue by Class	2020	2019	Percent	2020	2019	Percent
(Dollars in Thousands)	Electric		Change	Natural Gas		Change
Residential	$1,186,013	$1,139,356	4.1%	$662,502	$613,617	8.0%
Commercial	791,898	854,910	(7.4)	253,526	236,059	7.4
Industrial	101,567	105,020	(3.3)	19,064	16,322	16.8
Other	37,864	37,920	(0.1)	17,296	20,283	(14.7)
Total	$2,117,342	$2,137,206	(0.9)%	$952,388	$886,281	7.5%

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

Capital Expenditures
The following tables present PSE's capital expenditures for the five-year period ended December 31, 2020, and gross utility plant by category and percentages as of December 31, 2020:

Utility Plant Additions/Retirements 5-Year Total	2016 - 2020
(Dollars in Thousands)	Electric	Natural Gas	Common
Additions	$1,904,303	$1,196,439	$778,884
Retirements	(910,519)	(119,056)	(205,323)
Net Utility Plant	$993,784	$1,077,383	$573,561

Utility Plant Balance	December 31, 2020
(Dollars in Thousands)	Electric		Natural Gas		Common
Distribution	$4,375,442	41.1%	$4,293,359	94.9%	$—	—%
Generation	4,046,923	38.0	2,883	0.1	—	—
Transmission	1,601,731	15.0	—	—	—	—
General Plant & Other	629,712	5.9	227,429	5.0	1,071,258	100.0
Total (excluding CWIP)	$10,653,808	100.0%	$4,523,671	100.0%	$1,071,258	100.0%

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

Regulation and Rates
PSE is subject to the regulatory authority of the following: (i) the FERC with respect to the transmission of electricity, the sale of electricity at wholesale, accounting and certain other matters; and (ii) the Washington Commission as to retail rates, accounting, the issuance of securities and certain other matters.  PSE also must comply with mandatory electric system reliability standards developed by the North American Electric Reliability Corporation (NERC), the electric reliability organization certified by the FERC, whose standards are enforced by the Western Electricity Coordinating Council (WECC) in PSE’s operating territory.
Rate mechanisms include: (i) trackers that typically track specific costs during the previous twelve-month period and (ii) riders that project cost recovery during a forward-looking twelve-month period. Both allow recovery of expenditures outside the process of a full general rate case (GRC).
The following table shows PSE’s rate filings for its trackers and riders and whether or not they are included in decoupling rates:

Rate Filings	Electric	Natural Gas
Baseline rates	Yes	Yes
Expedited rate filing rider	Yes	Yes
Power cost only rates mechanism	No	N/A
Federal incentive tracker	No	N/A
Low income rates tracker	No	No
Pipeline cost recovery mechanism tracker	N/A	No
Prior year decoupling deferral tracker	No	No
Property tax tracker	No	No
Renewable energy credit tracker	No	N/A
Residential exchange credits tracker	No	N/A
Conservation costs rider	No	No
Purchased gas adjustment rider	N/A	No

Power Cost Only Rate Case
A power cost only rate case (PCORC) is a limited-scope proceeding to reset power cost rates.  In addition to providing the opportunity to reset all power costs, the PCORC proceeding also provides for timely review of new resource acquisition costs and inclusion of such costs in rates at the time the new resource goes into service.  To achieve this objective, the Washington Commission is not required to but historically has used an expedited six-month PCORC decision timeline rather than the statutory 11-month timeline for a GRC.
On December 9, 2020, PSE filed its 2020 PCORC. The filing proposed an increase of $78.5 million (or an average of approximately 3.7%) in the Company's overall power supply costs with an anticipated effective date in June 2021. On February 2, 2021, PSE supplemented the PCORC to update its power costs, leading to a requested increase from $78.5 million to $88.0 million (or an average of approximately 4.1%).

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
On August 6, 2020, PSE filed a petition for judicial review with the Superior Court of the State of Washington for King County (Superior Court) challenging the portion of the final order that requires PSE to pass back to customers the reversal of plant-related excess deferred income taxes in a manner that may deviate from the IRS normalization and consistency rules. On August 7, 2020, PSE filed a motion to stay with the Superior Court related to the portions of the final order under judicial review. On September 14, 2020, the Superior Court denied PSE's motion to stay. PSE reviewed the original Washington Commission order including the ramifications of certain tax issues and requested a Private Letter Ruling (PLR) with the IRS regarding this matter. PSE will continue to utilize the average rate assumption method (ARAM) in the turnaround of certain accelerated tax depreciation benefits on PSE assets. On September 23, 2020, PSE filed a compliance filing with the Washington Commission. The natural gas tariffs became effective October 1, 2020 and the electric tariffs on October 15, 2020. On October 7, 2020, PSE, the Washington Commission and interveners agreed to dismiss the petition for judicial review. The agreement is based on a commitment from the Washington Commission that if the IRS ruling finds that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is impermissible, the Washington Commission will open a proceeding to review and enact the changes required by the IRS ruling. There is approximately $25.6 million in annual revenue requirement related to the 2019 GRC which PSE has requested it be allowed to track in order to allow the Washington Commission to decide if it is appropriate for PSE to recover, pending the outcome of the IRS ruling.
For further details regarding the 2019 GRC filing and credit ratings, see Note 4, "Regulations and Rates" to the consolidated financial statements included in Item 8 of this report and "Financing Program" in Item 7 of this report, respectively.

Expedited Rate Filing
On November 7, 2018, PSE filed an ERF with the Washington Commission. On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms. The settlement agreement was filed on January 30, 2019. On February 21, 2019, the Washington Commission approved the settlement with one condition, that PSE passed back the deferred balance associated with the tax over-collection of $34.6 million for the period January 1, 2018, through April 30, 2018, over a one-year period which ended May 1, 2020.
For further details regarding the 2018 ERF filing, see Note 4, "Regulations and Rates" to the consolidated financial statements included in Item 8 of this report.

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017, requesting deferred accounting treatment for the impacts of tax reform.  The deferred accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30,

2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35% to 21%. PSE began passing back protected deferred tax balances created by tax reform as determined in the ERF settlement agreement through PSE’s Schedule 141X tariff. The pass back of deferred tax balances was continued with the GRC final order which also created PSE’s Schedule 141Z tariff, in addition to Schedule 141X, to pass-back additional deferred tax balances. Further details of the outcomes associated with PSE’s tax deferral filing are discussed in the ERF and GRC disclosures. .
For further details regarding the Washington Commission Tax Deferral Filing, see Note 4, "Regulations and Rates" to the consolidated financial statements included in Item 8 of this report.

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms assist in mitigating the impact of weather on operating revenue and net income. Since July 2013, the Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs and beginning December 19, 2017, fixed production costs from most residential, commercial and industrial customers. This monthly adjustment mitigates the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, electric and natural gas delivery revenues are recovered on a per customer basis and electric fixed production energy costs are recovered on the basis of a fixed monthly amount regardless of actual consumption levels. The energy supply costs, which are part of the power cost adjustment (PCA) and PGA mechanisms, are not included in the decoupling mechanism. Total electric and natural gas revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption except for fixed production costs, which are held at the level of cost from the most recent rate proceeding and are not impacted by customer growth. Following each calendar year, PSE will recover from, or refund to, customers the difference between allowed decoupling revenue and the corresponding actual revenue during the following May to April time period. For further details regarding decoupling filings, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

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

ELECTRIC UTILITY OPERATING STATISTICS

	Year Ended December 31,
	2020	2019	2018
Generation and purchased power, MWh
Company-controlled resources	11,700,918	13,420,043	11,168,286
Contracted resources	8,237,394	6,752,261	7,654,872
Non-firm energy purchased	4,916,761	5,707,102	6,490,602
Total generation and purchased power	24,855,073	25,879,406	25,313,760
Less: losses and Company use	(1,611,563)	(1,298,854)	(1,513,451)
Total energy sales, MWh	23,243,510	24,580,552	23,800,309
Electric energy sales, MWh
Residential	10,976,068	10,756,628	10,497,389
Commercial	7,942,292	8,837,457	8,932,681
Industrial	1,095,916	1,161,149	1,189,828
Other customers	81,261	85,302	84,382
Total energy sales to customers	20,095,537	20,840,536	20,704,280
Sales to other utilities and marketers	3,147,973	3,740,016	3,096,029
Total energy sales, MWh	23,243,510	24,580,552	23,800,309
Transportation, including unbilled	2,220,372	2,322,021	2,028,727
Electric energy sales and transportation, MWh	25,463,882	26,902,573	25,829,036
Electric operating revenue by classes
(Dollars in Thousands)
Residential	$1,186,013	$1,139,356	$1,147,260
Commercial	791,898	854,910	885,457
Industrial	101,567	105,020	110,607
Other customers	18,182	18,408	18,718
Total operating revenue from customers	2,097,660	2,117,694	2,162,042
Transportation, including unbilled	19,682	19,512	13,878
Sales to other utilities and marketers	68,198	109,105	89,324
Decoupling revenue	49,632	15,673	13,530
Other decoupling revenue[1]	(27,053)	(6,866)	(5,475)
Miscellaneous operating revenue	111,297	241,923	182,620
Total electric operating revenue	$2,319,416	$2,497,041	$2,455,919
Number of customers served (average):
Residential	1,039,596	1,025,024	1,010,574
Commercial	130,924	129,944	128,845
Industrial	3,289	3,328	3,362
Other	7,668	7,323	6,992
Transportation	100	80	16
Total customers	1,181,577	1,165,699	1,149,789
_______________
1.Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

ELECTRIC UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2020	2019	2018
Average kWh used per customer:
Residential	10,558	10,494	10,388
Commercial	60,663	68,010	69,329
Industrial	333,206	348,903	353,905
Other	10,597	11,649	12,068
Average revenue per customer:
Residential	$1,141	$1,112	$1,135
Commercial	6,049	6,579	6,872
Industrial	30,881	31,556	32,899
Other	2,371	2,514	2,677
Average retail revenue per kWh sold:
Residential	$0.1081	$0.1059	$0.1093
Commercial	0.0997	0.0967	0.0991
Industrial	0.0927	0.0904	0.0930
Other	0.2237	0.2158	0.2218
Average retail revenue per kWh sold	0.1044	0.1016	0.1044
Heating degree days	$4,122	$4,208	$4,065
Percent of normal - NOAA[2] 30-year average	87.8%	89.6%	86.2%
Load factor[3]	62.1%	61.6%	64.2%
_______________
2.National Oceanic and Atmospheric Administration (NOAA).
3.Average megawatt (aMW) usage by customers divided by their maximum usage.

Electric Supply
At December 31, 2020, PSE’s electric power resources, which include company-owned or controlled resources as well as those under long-term contract, had a total capacity of approximately 4,600 megawatts (MW).  PSE’s historical peak load of approximately 4,912 MW occurred on December 10, 2009.  In order to meet an extreme winter peak load, PSE may supplement its electric power resources with winter-peaking call options and other instruments. When it is more economical for PSE to purchase power than to operate its own generation facilities, PSE will purchase spot market energy when sufficient transmission capacity is available.
The following table shows PSE’s electric energy supply resources and energy production for the years ended December 31, 2020, and 2019:

`	Peak Power Resources At December 31,				Energy Production At December 31,
	2020		2019		2020		2019
	MW	%	MW	%	MWh	%	MWh	%
Purchased resources:
Columbia River PUD contracts[1]	685	14.9%	687	14.5%	3,796,841	15.3%	2,642,177	10.2%
Other hydroelectric	111	2.4	72	1.5	583,514	2.3	272,653	1.0
Other producers	285	6.2	285	6.0	2,704,663	10.9	3,276,502	12.7
Wind	193	4.2	56	1.2	300,886	1.2	123,368	0.5
Short-term wholesale energy purchases	N/A	—	N/A	N/A	5,768,251	23.2	6,144,663	23.7
Total purchased	1,274	27.7%	1,100	23.2%	13,154,155	52.9%	12,459,363	48.1%
Company-controlled resources:
Hydroelectric	250	5.5%	250	5.3%	980,194	3.9%	712,727	2.8%
Coal[3]	370	8.0	677	14.4	2,102,338	8.5	4,347,639	16.8
Natural gas/oil	1,931	42.0	1,931	40.8	6,402,647	25.8	6,692,188	25.9
Wind	773	16.8	773	16.3	2,215,739	8.9	1,667,489	6.4
Other[2]	2	—	2	—	—	—	—	—
Total company-controlled	3,326	72.3%	3,633	76.8%	11,700,918	47.1%	13,420,043	51.9%
Total resources	4,600	100.0%	4,733	100.0%	24,855,073	100.0%	25,879,406	100.0%
_______________
1.Net of 37 MW and 35 MW capacity delivered to Canada pursuant to the provisions of a treaty between Canada and the United States and Canadian Entitlement Allocation agreements as of December 31, 2020, and 2019, respectively.
2.It is estimated that the Glacier Battery Storage has delivered approximately 1,468.2 MWh as of December 31, 2020, and 2019, respectively.
3.In July 2016, PSE reached a settlement with the Sierra Club to retire Colstrip Units 1 and 2 no later than July 1, 2022. Colstrip Units 1 and 2, 307 MW Net Maximum Capacity were retired effective December 31, 2019.

Company–Owned Electric Generation Resources
At December 31, 2020, PSE owns the following plants with an aggregate net generating capacity of 3,326 MW:

Plant Name	Plant Type	Net Maximum Capacity (MW)[1]	Year Installed
Colstrip Units 3 & 4 (25% interest)	Coal	370	1984 & 1986
Mint Farm	Natural gas combined cycle	320	2007; acquired 2008; upgraded 2017
Goldendale	Natural gas combined cycle	315	2004, acquired 2007, upgraded 2016
Frederickson Unit 1 (49.85% interest)	Natural gas combined cycle	136	2002; added duct firing 2005
Lower Snake River	Wind	343	2012
Wild Horse	Wind	273	2006 & 2009
Hopkins Ridge	Wind	157	2005 & 2008
Fredonia Units 1 & 2	Dual-fuel combustion turbines	207	1984
Frederickson Units 1 & 2	Dual-fuel combustion turbines	149	1981
Whitehorn Units 2 & 3	Dual-fuel combustion turbines	149	1981
Fredonia Units 3 & 4	Dual-fuel combustion turbines	107	2001
Ferndale	Natural gas co-generation	253	1994; acquired 2012
Encogen	Natural gas co-generation	165	1993; acquired 1999
Sumas	Natural gas co-generation	127	1993; acquired 2008
Upper Baker River	Hydroelectric	91	1959; unit 2 upgraded 1997
Lower Baker River	Hydroelectric	105	1925: reconstructed 1960; upgraded 2001 and 2013
Snoqualmie Falls[2]	Hydroelectric	54	1898 to 1911 & 1957; rebuilt 2013
Crystal Mountain	Internal combustion	3	1969
Glacier Battery Storage	Lithium Iron Phosphate	2	2016
Total Net Capacity		3,326
_______________
1.Net Maximum Capacity is the capacity a unit can sustain over a specified period of time when not restricted by ambient conditions or deratings, less the losses associated with auxiliary loads.
2.The FERC license authorizes the full 54.4 MW; however, the project's water right issued by the State Department of Ecology limits flow to 2,500 cubic feet and therefore output to 47.7MW.

Columbia River Electric Energy Supply Contracts
During 2020, approximately 15.3% of PSE’s energy supply was obtained through long-term contracts with three Washington Public Utility Districts (PUDs) that own and operate hydroelectric projects on the Columbia River (Mid-Columbia).   PSE’s payments are not contingent upon the projects being operable.
For the year ended, December 31, 2020, PSE's portion of the power output of the PUDs’ projects are set forth below:

			Company’s Annual Share (Approximate)
Project	Contract Expiration Year	License Expiration Year	Percent of Output	MW Capacity
Chelan County PUD:
Rock Island Project	2031	2029	25.0%	156
Rocky Reach Project	2031	2052	25.0	325
Douglas County PUD:
Wells Project	2028	2052	24.2	228
Grant County PUD:
Priest Rapids Development	2052	2052	0.6	6
Wanapum Development	2052	2052	0.6	7
Total				722

Other Electric Supply, Exchange and Transmission Contracts and Agreements
PSE purchases electric energy under long-term firm purchased power contracts with other utilities and marketers in the Western region.  PSE is generally not obligated to make payments under these contracts unless power is delivered.  PSE also has an agreement with Pacific Gas & Electric Company (PG&E) for 300 MW of seasonal capacity exchange which currently has no set expiration. PG&E filed for bankruptcy on January 29, 2019. As of December 31, 2020, there was no outstanding obligation due from PG&E related to the energy exchange contract, an agreement in place to supplement peak loads through the transmission of energy from PG&E to PSE in the winter months and from PSE to PG&E in the summer months. During and since emerging from its 2001-2004 bankruptcy proceedings, PG&E delivered on the energy exchange contract and has continued to meet the exchange contract through its current bankruptcy proceedings.
PSE began participating in the Energy Imbalance Market (EIM) operated by the California Independent System Operator on October 1, 2016. PSE has committed 450 MW of existing BPA transmission solely for the EIM market. Participation has resulted in reduced costs for PSE customers of approximately $13.7 million in year ended December 31, 2020, enhanced system reliability, integration of variable energy resources, and geographic diversity of electricity demand and generation resources. The calculated benefits represent the annual cost savings of the EIM dispatch compared with a counter-factual dispatch without the EIM. Benefits can take the form of cost savings or revenues or their combination. Benefits include greenhouse gas (GHG) revenue, transfer revenues and flexible ramping revenues.
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
In 2020, PSE had 4,897 MW and 595 MW of total transmission demand contracted with the BPA and other utilities, respectively.  PSE’s remaining transmission capacity needs are met via PSE owned transmission assets.

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
The following table presents the volumes of natural gas for power year ended inventory values:

	Year Ended December 31,
	2020	2019	2018
Natural gas volumes for power in storage at year end, therms (thousands):
Jackson Prairie	5,603	4,628	4,097
Plymouth	2,345	2,136	2,268

Integrated Resource Plans, Resource Acquisition and Development
PSE is required by Washington Commission regulations to file an electric and natural gas integrated resource plan (IRP) every two years. The draft 2021 IRP was filed on January 4, 2021 and the final IRP will be filed on April 1, 2021. Based on draft 2021 IRP resource need projections and conservation projections, the capacity shortfalls and surpluses are:

	2021	2022	2023	2024
Projected MW shortfall/(surplus)	(28)	(230)	(350)	(306)

PSE projects its future energy needs will not exceed current resources in its supply portfolio until 2026 because of the addition of new resources from the 2018 RFP. With the expected elimination of Colstrip 3 & 4 from PSE’s energy supply portfolio starting in 2026, which removes approximately 370 MW of capacity, and the expiration of PSE’s 380 MW coal-transition contract with TransAlta when the Centralia coal plant is retired at the end of 2025, the projected capacity shortfall will be 369 MW, a large increase from the surplus capacity in 2025. The expected capacity needs reflect the mix of energy efficiency programs deemed cost effective in the draft 2021 IRP. As part of the Clean Energy Transformation Act (CETA), PSE must achieve sales with renewable or non-emitting resources of at least 80% by 2030 and 100% by 2045.

NATURAL GAS UTILITY OPERATING STATISTICS

	Year Ended December 31,
	2020	2019	2018
Natural gas operating revenue by classes (Dollars in Thousands):
Residential	$662,502	$613,617	$598,923
Commercial firm	232,306	218,302	219,390
Industrial firm	17,662	15,698	17,247
Interruptible	22,622	18,381	21,113
Total retail natural gas sales	935,092	865,998	856,673
Transportation services	17,296	20,283	19,984
Decoupling revenue	18,906	2,296	6,115
Other decoupling revenue[1]	(6,478)	(29,737)	(37,022)
Other	16,097	16,531	4,998
Total natural gas operating revenue	$980,913	$875,371	$850,748
Number of customers served (average):
Residential	791,612	782,413	772,130
Commercial firm	56,303	56,113	55,716
Industrial firm	2,293	2,304	2,308
Interruptible	288	367	393
Transportation	224	230	234
Total customers	850,720	841,427	830,781
Natural gas volumes, therms (thousands):
Residential	592,811	605,313	571,265
Commercial firm	250,611	277,639	264,775
Industrial firm	21,946	22,915	23,890
Interruptible	45,240	45,176	47,275
Total retail natural gas volumes, therms	910,608	951,043	907,205
Transportation volumes	212,330	227,657	230,735
Total volumes	1,122,938	1,178,700	1,137,940
_______________
1.Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

NATURAL GAS UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2020	2019	2018
Working natural gas volumes in storage at year end, therms (thousands):
Jackson Prairie	78,016	82,892	76,348
Clay Basin	80,736	77,532	74,420
Average therms used per customer:
Residential	749	774	740
Commercial firm	4,451	4,948	4,752
Industrial firm	9,571	9,946	10,351
Interruptible	157,083	123,095	120,293
Transportation	947,902	989,813	986,045
Average revenue per customer:
Residential	$837	$784	$776
Commercial firm	4,126	3,890	3,938
Industrial firm	7,703	6,813	7,473
Interruptible	78,549	50,084	53,724
Transportation	77,214	88,187	85,400
Average revenue per therm sold:
Residential	$1.118	$1.014	$1.048
Commercial firm	0.927	0.786	0.829
Industrial firm	0.805	0.685	0.722
Interruptible	0.500	0.407	0.447
Average retail revenue per therm sold	$1.027	$0.911	$0.944
Transportation	0.081	0.089	0.087
Heating degree days	4,122	4,208	4,065
Percent of normal - NOAA 30-year average	87.8%	89.6%	86.2%

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

PSE owns and operates the Swarr vaporized propane-air station located in Renton, Washington; however, it is temporarily out-of-service pending planned environmental and reliability upgrades.  PSE owns and operates an LNG peaking facility in Gig Harbor, Washington, with total capacity of 10,600 Dth, which is capable of delivering the equivalent of 2,500 Dth of natural gas per day.

Tacoma LNG Facility
Currently under construction at the Port of Tacoma, the Tacoma LNG facility is expected to be operational in 2021. In December 2019, the Puget Sound Clean Air Agency (PSCAA) issued the air quality permit for the facility. When completed, the Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and provide LNG as fuel to transportation customers, particularly in the marine market at a lower cost due to the facility's scale. Pursuant to the Washington Commission’s order, PSE will be allocated 43.0% of the capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility, and Puget LNG will be allocated the remaining 57.0% of the capital and operating costs. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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
PSE holds approximately 542,900 Dth per day of capacity for its natural gas customers on NWP that provides firm year-round delivery to PSE’s service territory.  In addition, PSE holds approximately 447,100 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored at Jackson Prairie to natural gas customers.  PSE holds approximately 202,900 Dth per day of firm transportation capacity on NWP to supply natural gas to its electric generating facilities.  In addition, PSE holds over 34,200 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored in Jackson Prairie for its electric generating facilities. PSE’s firm transportation capacity contracts with NWP have remaining terms ranging from one to 24 years.  However, PSE has either the unilateral right to extend the contracts under the contracts’ current terms or the right of first refusal to extend such contracts under current FERC rules.
PSE’s firm transportation capacity for its natural gas customers on Westcoast’s pipeline is 135,800 Dth per day under various contracts, with remaining terms of three to five years.  PSE has other firm transportation capacity on Westcoast’s pipeline, which supplies the electric generating facilities, totaling 88,400 Dth per day, with remaining terms of three to five years and an option for PSE to renew its rights under the Westcoast contract.  PSE has firm transportation capacity for its natural gas customers on NOVA and Foothills pipelines, each totaling approximately 79,000 Dth per day, with remaining terms of three to five years and an option for PSE to renew its rights on the capacity on NOVA and Foothills pipelines.  PSE has other firm transportation capacity on NOVA and Foothills pipelines, which supplies the electric generating facilities, each totaling approximately 41,000 Dth per day, with remaining term of three years. PSE’s firm transportation capacity for its natural gas customers on the GTN pipeline, totaling over 77,000 Dth per day, with remaining term of three years and PSE has a first right-of-refusal to extend such contracts under current FERC rules. PSE has other firm transportation capacity on GTN pipeline, which supplies the electric generating facilities, totaling 40,600 Dth per day, with remaining terms of three years. PSE holds 259,000 Dth per day of firm capacity on CNGC to connect generating facilities to the pipeline grid with remaining terms of one to two years.

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

Climate Change and Greenhouse Gas Emissions
PSE implements both short-term measures and long-term strategies designed to manage greenhouse gas emissions in a scientifically sound and responsible fashion. The Company has worked closely with federal, state and local governments on deep decarbonization, and the reduction and mitigation of greenhouse gases. As a result, the Company intends and expects be net zero methane emissions by 2022, coal free by 2025 and its electric system will be carbon neutral by 2030. The Company is also helping Washington State address greenhouse gas emissions from the transportation sector by investing in electric vehicles, as well as the development of liquefied natural gas for maritime and commercial transportation. PSE also remains mindful of our customers' expectation of reliable, affordable service. The Company considers the cost of the decarbonization efforts to date, as well as future efforts in its IRP process, and will continue to engage in climate and greenhouse gas policy development.

PSE's Greenhouse Gas Emission Reporting
PSE is required to submit, on an annual basis, a report of its GHG emissions to the state of Washington Department of Ecology including a report of emissions from all individual power plants emitting over 10,000 tons per year of GHGs and from certain natural gas distribution operations. Emissions exceeding 25,000 tons per year of GHGs from these sources must also be reported to the U.S. Environmental Protection Agency (EPA). Capital investments to monitor GHGs from the power plants and in the distribution system are not required at this time. Since 2002, PSE has voluntarily undertaken an annual inventory of its GHG emissions associated with PSE’s total electric retail load served from a supply portfolio of owned and purchased resources.
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

Executive Orders Addressing Environmental Issues
President Biden issued several executive orders in January 2021 that are likely to affect PSE’s environmental obligations. The new executive orders revoked several existing executive orders and established new federal environmental mandates, including rejoining the Paris Agreement on climate change, which requires commitments to reduce GHG emissions, among other things.

Federal Greenhouse Gas Rules: New and Existing Power Plants
The EPA sets rules that apply to both new and existing power plants regarding greenhouse gases. In 2015, the EPA set a final rule regarding New Source Performance Standard (NSPS) for the control of carbon dioxide (CO2) from new power plants that burn fossil fuels under section 111(b) of the Clean Air Act. New natural gas power plants can emit no more than 1,000 lbs. of CO2/megawatt hour (MWh) which is achievable with the latest combined cycle technology. New coal power plants can emit no more than 1,400 lbs. of CO2/MWh. Carbon Dioxide Capture and Sequestration (CCS) was reaffirmed by the EPA in this rule as the “best system of emission reductions” (BSER). In 2018, due to the high cost and limited geographic availability of CCS, EPA issued a proposed rule that the BSER for newly constructed coal-fired units is the most efficient demonstrated steam cycle in combination with the best operating practices, but did not take action on a final rule nor has EPA proposed to amend the NSPS. In January 2021, EPA issued a framework for determining when standards are appropriate for GHG emissions from stationary source categories under Clean Air Act (CAA) section 111(b)(1)(A).
In August 2015, the EPA issued a final rule under Section 111(d) of the Clean Air Act, referred to as the Clean Power Plan (CPP), to regulate GHG emissions from existing power plants. The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals.
In June 2019, the EPA repealed the CPP rule and finalized the Affordable Clean Energy (ACE) rule, pursuant to Section 111(d) of the Clean Air Act as a CPP rule replacement. The ACE rule established emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired plants. On January 19, 2021 the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued an opinion vacating the ACE rule and remanding the record back to the Agency for further consideration consistent with its opinion, finding that misinterpreted the Clean Air Act. PSE is evaluating this vacatur to determine impact on operations. As of February 8, 2021, the D.C. Circuit has not issued its mandate effectuating the vacatur. PSE cannot predict whether and to what extent the new GHG regulations will impact its existing power plants.

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
In September 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. In September 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. In March 2018, the Thurston County Superior Court invalidated the CAR. The Department of Ecology appealed the Superior Court decision in May 2018. As a result of the appeal, direct review to the Washington State Supreme Court was granted and oral argument was held on March 16, 2019. In January 2020, the Washington Supreme Court affirmed that CAR is not valid for “indirect emitters” meaning it does not apply to the sale of natural gas for use by customers. The court ruled, however, that the rule can be severed and is valid for direct emitters including electric utilities with permitted air emission sources, but remanded the case back to the Thurston County to determine which parts of the rule survive. The remand is pending in Thurston County. In light of the Supreme Court decision, the federal court litigation was dismissed on March 11, 2020.

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
In addition to the EPA's CCR rule, the plant operator and the state of Montana in 2012 entered into an Administrative Order of Consent (AOC) that also addresses clean up and closure of CCR units at Colstrip. The CCR rule and the AOC require significant changes to the Company's Colstrip operations and those changes were reviewed by the Company and the plant operator in the second quarter of 2015. PSE had previously recognized a legal obligation under the EPA rules to dispose of ash material at Colstrip in 2003. Due to the CCR rule, additional disposal costs were added to the Asset Retirement and Environmental Obligations (ARO). In 2018, the D.C. Circuit Court of Appeals overturned certain provisions of the CCR rule in 2018 and remanded some of its provisions back to the EPA. As a result of that decision and certain other developments, EPA has continued to work on developing new rules regarding CCR, including a date of April 11, 2021, for facilities to stop placing coal ash into unlined surface impoundments. In addition, the EPA has proposed a federal permitting program for coal ash disposal units along with the Water Infrastructure Improvement for the Nation Act (WIIN Act). This allows States to develop a state program for the regulation of CCR in lieu of the federal CCR rule. Currently, Montana has not applied for a permit program.

PCB Handling and Disposal
In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking soliciting information on a broad range of questions concerning inventory, management, use, and disposal of polychlorinated biphenyl (PCB) containing equipment.  The EPA is using this Advanced Notice of Proposed Rulemaking (ANPRM) to seek data to better evaluate whether to initiate a rulemaking process geared toward a mandatory phase-out of all PCBs.
The rule was scheduled to be published in July 2015, but due to the number of comments received by the EPA, the rule has undergone multiple extensions and revisions. It was anticipated that the rule would be published in November 2017, but was placed on indefinite hold by the prior administration via Executive Order (EO). The EO was rescinded and it is expected that the new administration will revisit the ANPRM and PSE will continue to work closely with the Utility Solid Waste Activities Group and the American Gas Association to monitor developments. At this point, PSE cannot determine what impacts this rulemaking will have on its operations, if any.

Human Capital Resources
PSE is committed to maintaining a work environment free of violence or harassment or discrimination of any kind, including harassment based on race, color, gender, sex, sexual orientation, age, religion, creed, national origin, marital status, veteran status or disability. Violence and threatening behavior are not tolerated by the Company and employees are expected to treat one another with mutual respect and dignity. We fully comply with all federal, state, and local employment laws and prohibit unlawful discrimination in the recruiting, hiring, compensating, promoting, transferring, training, downgrading, terminating, laying off, or recalling of any person based upon race, religion, creed, color, national origin, age, sex, sexual orientation, gender identity, marital status, veteran or military status, the presence of a disability, or any other characteristic protected by law.
Additional information regarding the Company’s human capital measures and objectives is contained in the Environmental, Social and Governance (ESG) report that can be found on the Company’s website, www.pse.com. The information on the Company’s website is not, and will not be deemed to be a part of this annual report on Form 10-K or incorporated into the Company’s other filings with the SEC.

Employee Overview
At December 31, 2020, PSE had approximately 3,150 full-time equivalent employees. Approximately 1,000 PSE employees are represented by the International Brotherhood of Electrical Workers Union (IBEW) or the United Association of Plumbers and Pipefitters (UA). The UA contract was ratified effective December 2017, and will expire September 30, 2021. The IBEW contract was ratified effective April 1, 2020, and will expire March 31, 2026.
Puget Energy does not have any employees. PSE's employees provide employment services to Puget Energy and charges for their related salaries and benefits at cost.

Safety
Our safety objective is our foundation: Nobody gets hurt today so that we will feel safe and secure and able to perform at our best. When we’re safe, we can achieve our people objective of being a great place to work, with engaged employees who live our values, embrace an ownership culture and are motivated to drive results for our company and our customers.
Our workplace safety program puts significant emphasis on education and training. Topics cover not only safety around the equipment and conditions employees work in but also day-to-day issues such as ergonomics and overall wellness. This ensures compliance with all federal Occupational Safety and Health Administration and Washington State Division of Occupational Safety and Health rules to ensure PSE provides and remains a safe and healthy working environment for all employees. PSE vehicles, equipment, and construction practices meet all applicable regulations and codes for worker and public safety. An executive-level steering committee oversees employee safety performance and programs. Policies are outlined in a comprehensive manual, the “Yellow Book,” which is maintained by PSE’s Safety and Health Department. As a way of recognizing the importance of safety, the annual employee incentive is tied to performance on goals for safety training, education and performance.

Employee Benefits
To attract employees that meet the needs of the Company’s skilled workforce, the Company offers employee benefits that are a component of the Company’s total compensation package. Employee benefits include medical, health and dental insurance, long-term disability insurance, accidental death insurance, and our 401(k) plan. Non-represented and UA-represented employees hired on or after January 1, 2014 along with IBEW-represented employees hired on or after December 12, 2014, have access to the 401(k) plan. The two contribution sources from PSE are below:
•401(k) Company Matching: For non-represented, UA-represented and IBEW-represented employees PSE will match 100% on the first 3.0% of pay contributed and 50.0% on the next 3.0% of pay contributed, such that an employee who contributes 6.0% of pay will receive 4.5% of pay in company match. Company matching will be immediately vested.
•Company Contribution: For UA-represented employees will receive an annual company contribution of 4.0% of eligible pay placed in the Cash Balance retirement plan. Non-represented and IBEW-represented employees will receive an annual company contribution of 4.0% of eligible pay, placed either in the Investment Plan 401(k) plan or in PSE’s Cash Balance retirement plan. Non-represented and IBEW-represented employees will make a one-time election within 30 days of hire and direct that PSE put the 4.0% contribution either into the 401(k) plan or into an account in the Cash Balance retirement plan. The Company's 4.0% contribution will vest after three years of service.
For additional details see Item 8 (for employees hired prior to January 1, 2014) and Item 11 of this report.

Employee Development
The Company offers development opportunities to employees. Some of the programs are:
•Employee wellness program: PSE maintains a wellness program that offers a wide range of resources and tools at little or no cost to employees and their families, including company sponsored wellness events and ongoing health and wellness communications.

•Employee engagement: PSE has been conducting the Great Place to Work® survey since 2001 in an ongoing effort to create a culture that supports company values and enables PSE to do its best work on behalf of its customers and communities.
•Professional development and tuition reimbursement: PSE has multiple training programs and modules designed to educate employees on an assortment of health and safety practices and certifications, corporate ethics and compliance, environmental awareness and regulatory compliance, and emergency preparation and response. We also offer employees a tuition reimbursement program for relevant education opportunities.
•Employee resource groups (ERGs): PSE has a variety of workplace groups recognized by the Company and voluntarily led by employees. Women in Leadership and PSE’s Military Network (PSE2) are examples of ERGs that allow employees with shared interests to meet, support each other and produce a particular outcome that helps improve our business. ERGs support our business objectives by helping to create an inclusive culture, foster employee engagement and improve job satisfaction.

Executive Officers of the Registrants
The executive officers of Puget Energy as of February 25, 2021, are listed below along with their business experience during the past five years.  Officers of Puget Energy are elected for one-year terms.

Name	Age	Offices
M. E. Kipp	53	President since August 2019; Chief Executive Officer since January 2020. President and Chief Executive Officer at El Paso Electric from May 2017 to August 2019; Chief Executive Officer at El Paso Electric from December 2015 to May 2017; President at El Paso Electric from September 2014 to December 2015
D. A. Doyle	62	Senior Vice President and Chief Financial Officer since November 2011
S. R. Secrist	59	Senior Vice President, General Counsel and Chief Ethics and Compliance Officer since January 2014
S. J. King	37	Controller and Principal Accounting Officer since November 2, 2017. Senior Manager at PricewaterhouseCoopers LLP (PwC), a public accounting firm, July 2016 - November 2017; Manager at PwC July 2013 - July 2016

The executive officers of PSE as of February 25, 2021, are listed below along with their business experience during the past five years.  Officers of PSE are elected for one-year terms.

Name	Age	Offices
M. E. Kipp	53	President since August 2019; Chief Executive Officer since January 2020. President and Chief Executive Officer at El Paso Electric from May 2017 to August 2019; Chief Executive Officer at El Paso Electric from December 2015 to May 2017; President at El Paso Electric from September 2014 to December 2015
D. A. Doyle	62	Senior Vice President and Chief Financial Officer since November 2011
B. K. Gilbertson	57	Senior Vice President and Chief Operations Officer since March 2020; Senior Vice President, Operations from February 2015 to March 2020; Vice President, Operations from March 2013 to February 2015
M. F. Hopkins	55	Senior Vice President Shared Services and Chief Information Officer since March 2020; Vice President and Chief Information Officer from August 2013 to March 2020
S. R. Secrist	59	Senior Vice President, General Counsel and Chief Ethics and Compliance Officer since January 2014
A. J. Rodriguez	42
Senior Vice President Regulatory & Strategy since January 2021. Interim Chief Executive Officer and General Counsel at El Paso Electric from August 2019 to September 2020; Senior Vice President - General Counsel at El Paso Electric from September 2017 to July 2020; Vice President - General Counsel at El Paso Electric from May 2017 to September 2017; Principal Attorney at El Paso Electric from July 2016 to May 2017; Senior Attorney at El Paso Electric from November 2014 to July 2016.

S. J. King	37	Controller and Principal Accounting Officer since November 2, 2017. Senior Manager at PwC July 2016 - November 2017; Manager at PwC July 2013 - July 2016

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

PSE is currently subject to a Washington Commission order that requires PSE to share its excess earnings above the authorized rate of return with customers. The Washington Commission previously approved an electric and natural gas decoupling mechanism for the recovery of its delivery-system and fixed production costs, along with a rate plan and earnings sharing mechanism that requires PSE and its customers to share in any earnings in excess of the authorized rate of return of 7.39%. The earnings test is done for each service (electric/natural gas) separately, so PSE would be obligated to share the earnings for one service exceeding the authorized rate of return, even if the other service did not exceed the authorized rate of return.

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

Natural disasters like wildfires and catastrophic events, including terrorist acts, may adversely affect PSE's business.  Events such as fires, earthquakes, explosions, floods, tornadoes, terrorist acts, and other similar occurrences, could damage PSE's operational assets, including utility facilities, information technology infrastructure, distributed generation assets and pipeline assets. Such events could likewise damage the operational assets of PSE's suppliers or customers. These events could disrupt PSE's ability to meet customer requirements, significantly increase PSE's response costs, and significantly decrease

PSE's revenues. Unanticipated events or a combination of events, failure in resources needed to respond to events, or a slow or inadequate response to events may have an adverse impact on PSE's operations, financial condition, and results of operations. The availability of insurance covering catastrophic events like wildfires, sabotage and terrorism may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.

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

Costs of compliance with environmental, climate change and endangered species laws are significant and the costs of compliance with new and emerging laws and regulations and the occurrence of associated liabilities could adversely affect PSE’s results of operations. PSE’s operations are subject to extensive federal, state and local laws and regulations relating to environmental issues, including air emissions and climate change, endangered species protection, remediation of contamination, avian protection, waste handling and disposal, decommissioning, water protection and siting new facilities. In addition, recent laws proposed or passed by various municipalities in PSE's service territory, including Seattle, seek to reduce or eliminate the use of natural gas in various contexts, such as for space and water heating in new commercial and multifamily buildings. As a result of these legal requirements, PSE must spend significant sums of money to comply with these measures including resource planning, remediation, monitoring, analysis, mitigation measures, pollution control equipment and emissions related abatement and fees.  New environmental laws and regulations affecting PSE’s operations or restricting the use of products sold by PSE may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to PSE or its facilities.  Compliance with these or other future regulations could require significant expenditures by PSE or reduce revenue and thus adversely affect PSE financially.  In addition, PSE may not be able to recover all of its costs for such expenditures through electric and natural gas rates, in a timely manner, at current levels in the future.
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

PSE's inability to adequately develop or acquire the necessary infrastructure to comply with new and emerging laws and regulations could have a material adverse impact on our business and results of operations. Potential changes in regulatory standards, impacts of new and existing laws and regulations, including environmental laws and regulations and those seeking to combat climate change, and the need to obtain various regulatory approvals create uncertainty surrounding our energy resource portfolio. The current abundance of low, stably priced natural gas, together with environmental, regulatory, and other concerns surrounding coal-fired generation resources, fossil fuel infrastructure bans, and energy resource portfolio requirements, including those related to renewables development and energy efficiency measures, create strategic challenges as to the appropriate generation portfolio and fuel diversification mix.
In expressing concerns about the environmental and climate-related impacts from continued extraction, transportation, delivery and combustion of fossil fuels including natural gas, environmental advocacy groups and other third parties have in recent years undertaken greater efforts to oppose the permitting and construction of natural gas infrastructure projects. These efforts may increase in scope and frequency depending on a number of variables, including the future course of Municipal, State and Federal environmental regulation and the increasing financial resources devoted to these opposition activities. PSE cannot predict the effect that any such opposition may have on our ability to develop and construct natural gas infrastructure projects in the future.

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

PSE faces risks related to the COVID-19 pandemic and other outbreaks that could have a material adverse impact on our business and results of operations. Business disruptions arising from stay at home mandates due to the COVID-19 pandemic have adversely affected economic activity within Washington State and the United States of America. We cannot predict the degree that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, voluntary and mandatory quarantines, restrictions on travel, limiting gatherings of people, and reduced operations and extended closures of many businesses and institutions) could materially impact our results of operations, financial condition and ongoing operations. The impacts include but are not limited to:
•impacting customer demand for electricity and natural gas by our customers, particularly from commercial and industrial customers;
•reducing the availability and productivity of our employees;
•reducing the availability and productivity of key contractors and vendors;
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

The amount of the Company's debt could adversely affect its liquidity and results of operations. Puget Energy and PSE have short-term and long-term debt, and may incur additional debt (including secured debt) in the future.  Puget Energy has access to a multi-year $800.0 million revolving credit facility, secured by substantially all of its assets, which has a maturity date of October 25, 2023. There was $14.7 million outstanding under the facility as of December 31, 2020.  Puget Energy's credit facility includes an expansion feature that could, upon the banks' approval, increase the size of the facility to $1.3 billion. In October 2018, Puget Energy entered into a 3-year $150 million term loan agreement with a small group of banks. Subsequently, in April 2019, the amount of the loan was increased to $174.0 million. Separately, Puget Energy entered into a 3 year, $210.0 million term loan agreement with a small group of banks in September 2019. PSE also has a separate credit facility, which provides PSE with access to $800.0 million in short-term borrowing capability, and includes an expansion feature that could, upon the banks' approval, increase the size of the facility to $1.4 billion. The PSE credit facility matures on October 25, 2023. As of December 31, 2020, no amounts were drawn and outstanding under the PSE credit facility. In addition, Puget Energy has issued $2.0 billion in senior secured notes, whereas PSE, as of December 31, 2020, had approximately $4.4 billion outstanding under first mortgage bonds, pollution control bonds and senior notes. The Company's debt level could have important effects on the business, including but not limited to:
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

Poor performance of pension and postretirement benefit plan investments and other factors impacting plan costs could unfavorably impact PSE’s cash flow and liquidity. PSE provides a defined benefit pension plan and postretirement benefits to certain PSE employees and former employees.  Costs of providing these benefits are based, in part, on the value of the plan’s assets and the current interest rate environment and therefore, adverse market performance or low interest rates could result in lower rates of return for the investments that fund PSE’s pension and postretirement benefits plans and could increase PSE’s funding requirements related to the pension plans.  Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase PSE's funding requirements related to the pension plans. Any contributions to PSE’s plans in 2021 and beyond as well as the timing of the recovery of such contributions in GRCs could impact PSE’s cash flow and liquidity.

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
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  In addition, beginning February 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio calculated on a regulatory basis is 44.0% or below, except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE's ability to declare or make any distribution is limited by its' corporate credit/issuer rating and EBITDA to interest ratio, as previously discussed above.  The common equity ratio, calculated on a regulatory basis, was 48.1% at December 31, 2020, and the EBITDA to interest expense was 5.2 to 1.0 for the twelve-months ended December 31, 2020.
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

GENERAL RISK FACTORS

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
From time to time, when deemed advisable and permitted, PSE and Puget Energy pay dividends on its common stock. During 2020, 2019, and 2018, PSE paid dividends to its parent, Puget Energy, and Puget Energy paid dividends to its parent, Puget Equico, in the amounts shown in Puget Energy's and PSE's Consolidated Statements of Common Shareholder's Equity, included in this Form 10-K.

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

Puget Energy
Summary of Operations	Year Ended December 31,
(Dollars in Thousands)	2020	2019	2018	2017	2016
Operating revenue	$3,326,450	$3,401,130	$3,346,496	$3,460,276	$3,164,301
Operating income	507,824	519,008	554,058	739,106	765,474
Net income	182,717	210,708	235,622	175,194	312,899

Total assets at year-end	$15,042,965	$14,659,863	$14,098,861	$13,690,789	$13,266,380
Long-term debt	5,892,440	5,920,325	5,672,491	5,207,929	5,104,073
Junior subordinated notes	—	—	—	250,000	250,000
Finance lease obligations	795	1,480	1,315	1,129	645
Operating lease obligations	180,184	190,189	—	—	—

Puget Sound Energy
Summary of Operations	Year Ended December 31,
(Dollars in Thousands)	2020	2019	2018	2017	2016
Operating revenue	$3,326,450	$3,401,130	$3,346,496	$3,460,276	$3,164,618
Operating income	509,192	522,615	557,136	740,595	770,552
Net income	274,280	292,924	317,162	320,054	380,581

Total assets at year-end	$13,038,425	$12,625,045	$12,097,523	$11,731,706	$11,297,080
Long-term debt	4,338,044	4,336,142	3,894,860	3,499,911	3,497,298
Junior subordinated notes	—	—	—	250,000	250,000
Finance lease obligations	795	1,480	1,315	1,129	645
Operating lease obligations	180,184	190,189	—	—	—

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Puget Energy’s and PSE’s actual results could differ materially from results that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.  Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy’s and PSE’s other reports filed with the U.S. Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy’s and PSE’s business, prospects and results of operations, including the COVID-19 pandemic.

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
In response to the outbreak and business disruption, the Company prioritized the health and safety of our customers, employees, and the communities in our service territory implementing a number of changes including the following: a) not disconnecting customers for non-payment; b) receiving Washington Commission approval to waive late fees; c) filing a motion with the Washington Commission to waive the statutory deadline for the Company’s GRC for up to 60 days, from May 20, 2020, until July 20, 2020; d) establishing a Crisis-Affected Customer Assistance Program (CACAP); and e) implementing social distancing measures for our employees and using remote workforce where possible. PSE continues to serve our customers and has implemented business continuity and emergency response plans and enhanced safety protocols to continue to provide electricity and natural gas services to customers and otherwise support the Company’s operations.
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
Due to continued stay at home orders, work from home mandates, and business disruptions caused by COVID-19, electric and natural gas loads decreased 1.6% and 2.8%, respectively, during the year ended December 31, 2020. Residential electric and natural gas loads during the year ended December 31, 2020, increased 2.9% and decreased 0.9%, respectively due to COVID-19. In contrast, COVID-19 impacts on commercial electric and natural gas loads resulted in decreases of 7.4% and 10.7%, respectively, during the year ended December 31, 2020. Revenue reductions are partially offset by the effects of decoupling and reduced electric and natural gas supply costs. Decoupling revenue recognized during the year was $49.6 million and $18.9 million for electric and natural gas, respectively as compared to $15.7 million and $2.3 million in the same period of 2019 for electric and natural gas, respectively. The Company anticipates that electric and natural gas loads will continue to be impacted due to continued work place lock downs, work at home mandates, other government mandated quarantines, economic recession, and resurgence of the COVID-19 virus. Risks to these assumptions include the duration, severity, and potential resurgence of the virus, government proclamations related to managing public health, and fiscal stimulus policies to support economic recovery. Industrial customers, who represent 4.0% of the Company's total retail revenue and are generally transmission and transportation services which are not volumetric in nature, are not expected to be materially impacted.
Due to business disruptions caused by the COVID-19 pandemic, the Company has incurred increased costs and partially offsetting cost savings that have been immaterial through the period ended December 31, 2020. To the extent that the Company incurs material, unexpected expenses associated with the COVID-19 pandemic, such as increased uncollectible accounts receivable, the Company will continue to explore regulatory accounting policies and rate recovery mechanisms to address any negative impacts to financial results. On September 3, 2020, the Company filed an accounting petition with the Washington Commission, requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. On November 6, 2020, PSE filed a revised petition which was approved on December 10, 2020 by the Washington Commission granting PSE's accounting petition in part by allowing the deferral of COVID-19 incremental costs and foregone revenue net of offsets. As of December 31, 2020, PSE deferred no costs specific to COVID-19.
On March 27, 2020, the U.S. Government enacted the CARES Act, which provided approximately $2 trillion of economic relief and stimulus to support the national economy during the COVID-19 pandemic. This package included support for individuals, large corporations, small business, and health care entities, among other affected groups. Among other provisions, the CARES Act includes modifications to corporate income tax provisions, including temporary suspension of certain payment requirements for the employer portion of social security taxes. As a result of these modifications, the Company deferred payroll taxes totaling $13.7 million as of December 31, 2020.
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
The following table presents PSE’s ROE, its return on AMA equity and its authorized regulated ROE for 2020 and 2019:

	2020			2019
(Dollars in Thousands)	Earnings	Average Common Equity	Return on Equity	Earnings	Average Common Equity	Return on Equity
Return on equity	$274,280	$4,115,045	6.7%	$292,924	$3,878,302	7.6%
Less/Plus: Unrealized gains and losses on derivative instruments, after-tax	21,178	—	*	2,823	—	*
Less/Plus: Equity adjustments[1]	—	185,638	*	—	179,517	*
Plus: Impact of average of monthly average (AMA)	—	(3,533)	*	—	(48,247)	*
Return on AMA equity	$295,458	$4,297,150	6.9%	$295,747	$4,009,572	7.4%
Authorized regulated return on equity[2]			9.4%			9.5%
_______________
1.Equity adjustments are related to removing the impacts of accumulated other comprehensive income (AOCI), subsidiary retained earnings, retained earnings of derivative instruments, and decoupling 24-month revenue reserve.
2.The authorized regulated return on equity rate per the approved 2019 GRC is 9.4% for natural gas and electric effective October 1, 2020 and October 15, 2020, respectively. The previously authorized regulated return on equity rate was 9.5% effective December 19, 2017.
*Not meaningful and/or applicable.

The Company’s 2020 return on AMA equity was 6.9%, which is lower than the authorized regulated ROE primarily due to the following:
•Regulated equity (rate base multiplied by equity percent) was $504.9 million lower than AMA equity for the year ended December 31, 2020. The impact on ROE for this variance was negative 1.1%. The variance was primarily driven by investment in items that do not earn a return or earn a return that is less than the authorized ROE. Such items include investment in construction work in progress and growth in rate base since the last GRC.
•Depreciation expense was $90.9 million higher than the amount allowed in rates on a pre-tax basis for the year ended December 31, 2020, for an impact on ROE of negative 2.1%.

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

Factors and Trends Affecting PSE’s Performance
PSE’s ongoing regulatory requirements and operational needs necessitated the investment of substantial capital in 2020 and will continue to do so in future years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:
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
Washington state law also requires PSE to pursue electric conservation that is cost-effective, reliable and feasible. PSE’s mandate to pursue electric conservation initiatives may have a negative impact on the electric business financial performance due to lost margins from lower sales volumes as variable power costs are not part of the decoupling mechanism. The Washington Commission and Washington state law also set natural gas conservation achievement standards for PSE. The effects of achieving these standards will, however, have only a slight negative impact on natural gas business financial performance due to the natural gas business being almost fully decoupled.

Power Cost Only Rate Case
On December 9, 2020, PSE filed its 2020 power cost only rate case (PCORC). The filing proposed an increase of $78.5 million (or an average of approximately 3.7%) in the Company's overall power supply costs with an anticipated effective date in June 2021. On February 2, 2021, PSE supplemented the PCORC to update its power costs, leading to a requested increase from $78.5 million to $88.0 million (or an average of approximately 4.1%).

General Rate Case Filing
PSE filed a GRC with the Washington Commission on June 20, 2019, requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. PSE requested a return on equity of 9.8% with an overall rate of return of 7.62%. In addition to the traditional areas of focus (revenue requirements, cost allocation, rate design and cost of capital), the Company completed an attrition study and included a portion of the attrition revenue requirement in the overall request in order to address the expected regulatory lag in the rate year. Additionally, as the non-plant related excess deferred taxes that resulted from the Tax Cuts and Jobs Act (TCJA) remained outstanding from PSE’s Expedited Rate Filing (ERF) as discussed below, PSE requested in its GRC to pass back the amounts over four years. On September 17, 2019, PSE filed a supplemental filing in the GRC, which provided certain updates to the original filing, but did not impact the requested overall electric and natural gas rate increases, return on equity or overall rate of return as originally filed. On January 15, 2020, PSE filed rebuttal testimony which included a reduction to the requested return on equity to 9.5%, which decreased the rate of return to 7.48%. The requested rate increase for both electric and natural gas remained at 6.9% and 7.9%, respectively. For both electric and natural gas PSE did not originally request its full attrition adjustment; therefore, the decrease in return on equity led to a reduction in the electric rate increase of only $1.5 million and did not have an impact on the natural gas rate increase.
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
On August 6, 2020, PSE filed a petition for judicial review with the Superior Court of the State of Washington for King County (Superior Court) challenging the portion of the final order that requires PSE to pass back to customers the reversal of plant-related excess deferred income taxes in a manner that may deviate from the IRS normalization and consistency rules. On August 7, 2020, PSE filed a motion to stay with the Superior Court related to the portions of the final order under judicial review. On September 14, 2020, the Superior Court denied PSE's motion to stay. PSE reviewed the original Washington Commission order including the ramifications of certain tax issues and requested a Private Letter Ruling (PLR) with the IRS regarding this matter. PSE will continue to utilize the average rate assumption method (ARAM) in the turnaround of certain accelerated tax depreciation benefits on PSE assets. On September 23, 2020, PSE filed a compliance filing with the Washington

Commission. The natural gas tariffs became effective October 1, 2020 and the electric tariffs on October 15, 2020. On October 7, 2020, PSE, the Washington Commission and interveners agreed to dismiss the petition for judicial review. The agreement is based on a commitment from the Washington Commission that if the IRS ruling finds that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is impermissible, the Washington Commission will open a proceeding to review and enact the changes required by the IRS ruling. There is approximately $25.6 million in annual revenue requirement related to the 2019 GRC which PSE has requested it be allowed to track in order to allow the Washington Commission to decide if it is appropriate for PSE to recover, pending the outcome of the IRS ruling.
For further details regarding the 2019 GRC filing, see Note 4, "Regulations and Rates" to the consolidated financial statements included in Item 8 of this report.

Expedited Rate Filing
On November 7, 2018, PSE filed an ERF with the Washington Commission. On January 22, 2019, all parties in the proceeding reached an agreement on settlement terms. The settlement agreement was filed on January 30, 2019. On February 21, 2019, the Commission approved the settlement with one condition. PSE passed back the deferred balance associated with the tax over-collection of $34.6 million for the period January 1, 2018, through April 30, 2018, over a one-year period which ended May 1, 2020.

For further details regarding the 2018 ERF filing, see Note 4, "Regulations and Rates" to the consolidated financial statements included in Item 8 of this report.

Washington Commission Tax Deferral Filing
The TCJA was signed into law in December 2017. As a result of this change, PSE re-measured its deferred tax balances under the new corporate tax rate.  PSE filed an accounting petition on December 29, 2017, requesting deferred accounting treatment for the impacts of tax reform.  The deferred accounting treatment results in the tax rate change being captured in the deferred income tax balance with an offset to the regulatory liability for deferred income taxes.  Additionally, on March 30, 2018, PSE filed for a rate change for electric and natural gas customers associated with TCJA to reflect the decrease in the federal corporate income tax rate from 35% to 21%. PSE began passing back protected deferred tax balances created by tax reform as determined in the ERF settlement agreement through PSE’s Schedule 141X tariff. The pass back of deferred tax balances was continued with the GRC final order which also created PSE’s Schedule 141Z tariff, in addition to Schedule 141X, to pass-back additional deferred tax balances. Further details of the outcomes associated with PSE’s tax deferral filing are discussed in the ERF and GRC disclosures.
The Washington Commission approved the following PSE requests to change rates to reflect the new corporate tax rates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Electric:
May 1, 2018	(3.4)%	$(72.9)
Natural Gas:
May 1, 2018	(2.7)	(23.6)

For further details regarding the Washington Commission Tax Deferral Filing, see Note 4, "Regulations and Rates" to the consolidated financial statements included in Item 8 of this report.

Decoupling Filings
On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 GRC to extend the decoupling mechanism with several changes to the methodology that took effect on December 19, 2017. Electric and natural gas delivery revenues continue to be recovered on a per customer basis and electric fixed production energy costs are now decoupled and recovered on the basis of a fixed monthly amount. The allowed decoupling revenue for electric and natural gas customers will no longer increase annually each January 1 as occurred prior to December 19, 2017. Approved revenue per customer costs can only be changed in a GRC or ERF. Approved electric fixed production energy costs can only be changed in a GRC or a power cost only rate case. Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate test, which limits the amount of revenues PSE can collect in its annual filings, increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism is to be reviewed again in PSE's first GRC filed in or after 2021, or in a separate proceeding, if appropriate. PSE’s decoupling mechanism over- and under- collections will still be collectible or refundable after this effective date even if the decoupling mechanism is not extended.
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
On July 8, 2020, the Washington Commission issued the final order in Dockets UE-190529 and UG-190530, which instructed PSE to extend the collection of amortization balances for electric decoupling delivery and fixed power cost sections originally filed through the annual May 2020 decoupling filing. The extension required PSE to move amortization balances for electric decoupling as of August 31, 2020 to new decoupling amortization accounts to be collected from customers for a two-year period, instead of the originally approved one-year period. Additionally, through approving the electric cost of service, the final order approved the re-allocation of decoupling balances from Schedule 40 to the remaining electric decoupling groups.
On December 1, 2020, PSE made a tariff correction filing for Schedule 142 amortization rates, with a proposed effective date of January 1, 2021, where it proposed to zero out rates still effective past October 15, 2020 on tariff sheet Schedule 142-H , which was replaced by rates on tariff sheet Schedule 142-I effective October 15, 2020. This resulted in an over-collection from electric decoupled customers of approximately $4.3 million at year-end. As part of this filing, PSE has proposed to true up the over-collection amounts for the period of October 15, 2020 through December 31, 2020 in PSE’s annual May 2021 decoupling filing.
On December 31, 2020, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per Accounting Standards Codification (ASC) 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and a corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $8.0 million of electric deferred revenue will not be collected within 24 months of the annual period, therefore, a reserve adjustment was booked to 2020 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2020 natural gas decoupling revenue.
The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
January 1. 2021	(1.0)%	$(20.6)
October 15, 2020	(0.5)	(10.2)
May 1, 2020[2]	0.2	2.0
May 1, 2019	0.9	20.6
May 1, 2018	(1.1)	(25.2)
Natural Gas:
May 1, 2020	(0.5)%	$(4.8)
May 1, 2019	(5.3)	(45.9)
May 1, 2018	1.7	15.9
___________________

1.For electric and natural gas rates effective May, 1, 2020 there were no excess earnings that impacted the approved revenue change. For electric and natural gas rates effective May, 1, 2019, there were no excess earnings that impacted the approved revenue change. For electric and natural gas rates effective May 1, 2018, the approved revenue change is net of reductions from excess earnings of $10.0 million for electric and $4.9 million for natural gas.
2.The 2019 GRC final order lengthened the recovery period from original one-year recovery to two-year recovery to April 2022.

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

For the year ended December 31, 2020, in its PCA mechanism, PSE under recovered its allowable costs by $75.4 million of which $43.3 million was apportioned to customers and $2.0 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $67.2 million for the year ended December 31, 2019, of which $36.0 million was apportioned to customers and accrued $1.0 million interest on the total deferred customer balance.

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
On July 8, 2020, the Washington Commission issued the final order in Dockets UE-190529 and UG-190530, which instructed PSE to remove Schedule 95 collection on decoupling allowed rates for Microsoft Special Contracts, which will be included in allowed rates under the Decoupling Schedule 142 effective October 15, 2020.
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2019. The surcharging of deferrals can be triggered by the Company when the balance in the deferral account is a credit of $20.0 million or more. Due to concerns about the economic impact of the COVID-19 pandemic on customers, PSE voluntarily, with Washington Commission Staff support, delayed filing an increase to its Schedule 95 rates in its annual PCA report filing in Docket UE-200398, which was approved on July 30, 2020. Subsequently, PSE filed to recover the deferred balance in Docket UE-200893, effective December 1, 2020, and the Washington Commission approved PSE’s request on November 24, 2020. During 2019, actual power costs were higher than baseline power costs, thereby creating an under-recovery of $67.2 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $31.2 million of the $67.2 million under-recovered amount, and customers were responsible for the remaining $36.0 million, or $37.0 million including interest. As PSE had an approved balance owing from customers including interest at the start of 2019 totaling $4.7 million, the approved cumulative deferral balance for the PCA as of December 2019 is $41.7 million. As previously stated, this filing is set to collect the customer’s share of the cumulative 2019 imbalance in PSE’s PCA mechanism.

The following table sets forth power cost adjustment clause filing approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
December 1, 2020	2.1%	$43.9
October 15, 2020	(0.2)	(3.3)
July 3, 2020	1.2	23.9
July 1, 2019[1]	(1.2)	(24.9)
May 1, 2019	0.1	3.3
______________
1.The rates for Microsoft Special Contracts portion was zeroed out effective July 3, 2020 following the July 2019 through June 2020 period. The actual residual amount resulting at July 31, 2020 were included in the electric Schedule 129 Low Income Program rates that become effective October 1, 2020.

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

Federal Incentive Tracker Tariff
The following table sets forth the federal incentive tracker tariff revenue requirement approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates from prior year	Total credit to be passed back to eligible customers (Dollars in Millions)
January 1, 2021	0.3%	$(29.5)
January 1, 2020	(0.04)	(37.8)
January 1, 2019	0.1	(38.7)
May 1, 2018	0.4	(40.1)
January 1, 2018	0.2	(48.2)

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

Purchased Gas Adjustment
On April 25, 2019, the Washington Commission approved PSE’s request for an out-of-cycle change to PGA rates with the rate change taking effect May 1, 2019. The out-of-cycle PGA filing was needed to begin amortizing a large PGA commodity deferral balance that had grown due to higher than projected commodity costs during the 2018/19 winter. These higher than projected commodity costs were primarily due to an October 9, 2018, rupture and subsequent explosion on Westcoast Pipeline which is one of the major pipelines feeding PSE’s distribution system. The pipeline was repaired in October 2018, however supply capacity on the pipeline was limited over the 2018/19 winter leading to higher prices. February weather was also much colder than normal which also increased the demand for natural gas. The out-of-cycle PGA rates were effective from May 1, 2019 through April 30, 2020 and on May 1, 2020 the out-of-cycle PGA rates were set to zero. At the end of the recovery period, an unamortized balance of $4.9 million remained which PSE requested to be amortized in its annual PGA filing for rates effective November 1, 2020.
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
On October 29, 2020, the Washington Commission approved PSE’s request for November 2020 PGA rates in Docket UG-200832, effective November 1, 2020. As part of that filing, PSE requested PGA rates increase annual revenue by $32.6 million, while the new tracker rates increased annual revenue by $37.4 million; this was in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B.
The following table presents the PGA mechanism balances and activity at December 31, 2020 and December 31, 2019:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At December 31,	At December 31,
PGA receivable balance and activity	2020	2019
PGA receivable beginning balance	$132,766	$9,921
Actual natural gas costs	314,792	406,162
Allowed PGA recovery	(363,886)	(289,876)
Interest	3,983	6,559
PGA receivable ending balance	$87,655	$132,766

The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2020	7.7%	$70.0
October 1, 2020	(3.9)	(35.5)
November 1, 2019[2]	13.4	118.3
May 1, 2019[1]	6.3	54.0
November 1, 2018	(10.9)	(98.4)
_______________
1.The rate for out of the cycle May 2019 PGA (Supplemental A) filing was set to zero effective May 1, 2020, The actual residual amount resulting was included in annual PGA filling effective November 1, 2020.
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

Voluntary Long-Term Renewable Energy
Effective September 2016, the Washington Commission approved PSE's tariff revision to create an additional voluntary renewable energy product. This provides customers with electric generation resource options to help them meet their sustainability goals. Incremental costs of the program will be allocated to the voluntary participants of the program as is the case with PSE’s existing Green Power programs. PSE offered this service, Green Direct, to larger customers (aggregated annual loads greater than 10,000 MWh) and government customers. The initial resource option offered under this rate schedule is a new wind generation facility with the capacity of approximately 136.8 MW which went into operation on November 7, 2020. The project is fully subscribed and the twenty-one customers under Phase 1 of the program began taking service in November 2020.

In July 2018, the Washington Commission approved a second phase of the Green Direct product. The phase two project is the 150 MW solar facility to be located in Klickitat County, WA. It is expected to achieve commercial operation in 2021 and serve twenty customers. The phase 2 offering will be a blend of the phase 1 wind and the solar facility. Phase 1 customers will receive wind through 2020 and then are expected to receive the blended energy later in 2021.

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective Tariff WN U-60. The purpose of this filing is to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program puts to immediate use $11.0 million in unspent low income funds from prior years, and supplements other forms of financial assistance. The program does not require an increase to rates and is fully compatible with other low income programs. Based on the COVID-19 pandemic and resulting state of emergency, the Washington Commission allowed the tariff revisions to become effective on April 13, 2020. PSE made an additional filing on July 21, 2020 to increase the amount of electric funds available for distribution by $4.5 million under the CACAP program. The program ended on September 30, 2020.

For additional information, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to refinance existing or issue new long-term debt, obtain access to new or renew existing credit facilities and could increase the cost of issuing long-term debt and maintaining credit facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or generating capacity acquisitions, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. For additional information, see "Financing Program" included in Item 7 of this report.

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document.  The following discussion provides the significant items that impacted PSE’s results of operations for the years ended December 31, 2020, and December 31, 2019.

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
The following chart displays the changes in PSE’s electric margin for the years ended December 31, 2019, to December 31, 2020:

Electric Margin
2019 to 2020 comparison
$ (Millions)
$1,680
$1,660
$1,640
$1,620
$1,600
$1,580
$1,560
$1,540
$1,520
$1,500
$1,480
$1,460
$1,440
$1,640.8
$(20.0)
$(40.9)
$34.0
$(20.2)
$(130.5)
$58.8
$83.8
$1.1
$1,606.9
2019 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation & Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2020 Electric Margin

_______________
*Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

2019 compared to 2020
Electric Operating Revenue
Electric operating revenues decreased $177.6 million primarily due to decreased transportation and other revenue of $130.5 million, sales to other utilities and marketers of $40.9 million, other decoupling revenue of $20.2 million and by lower retail sales of $20.0 million; partially offset by an increase in decoupling revenue of $34.0 million. These items are discussed in detail below:
•Electric retail sales decreased $20.0 million due to a decrease of $70.2 million from reduced retail electricity usage of 3.6%; partially offset by an increase in rates of $50.2 million compared to the prior year. The reduction in usage was due to a decrease of commercial and industrial customer usage of 10.1% and 5.6%, respectively, primarily driven by business shut downs resulting from COVID-19 and a decrease in heating degree days of 2.0% compared to 2019; partially offset by an increase in residential sales of 2.0%. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 7 of this report for rate changes.
•Sales to other utilities and marketers decreased $40.9 million primarily due to a combination of lower sales volumes and lower market prices. Volumes were 15.8% below 2019 volumes due to lower market heat rates in 2020, higher temperatures and lower demand from impacts of COVID-19. Prices were 25.7% below 2019 prices due to higher than normal power prices in the first quarter of 2019 when wholesale prices reached an 18-year high driven by record-breaking natural gas prices.
•Decoupling revenue increased $34.0 million, the combination of a $20.2 million increase in delivery deferral revenues and a $13.7 million increase in PCA fixed cost deferral revenues. The increase in delivery decoupling revenues was driven by decreased actual usage, as noted above in the retail revenue section, and an increase of 5.6% in allowed delivery revenues. The year-over-year decrease of 3.1% in allowed fixed production cost (FPC) revenues was outpaced by the decrease in actual usage, resulting in an increase in FPC decoupling revenue recognized during 2020 compared to 2019.
•Other decoupling revenue decreased $20.2 million, primarily due to the following: i) an $8.8 million increase in the 24-month revenue reserve resulting from $0.8 million of decoupling revenue that was deferred in 2018 and recognized as revenue in the first quarter of 2019, as well as the deferral of $8.0 million of decoupling revenue which will not be collected within 24 months from the end of 2020; ii) a $7.9 million decrease year-over-year related to an increase in current year amortization of previous years' decoupling deferrals resulting from higher amortization rates, partially offset by decreased usage; and iii) $3.5 million decrease related to earnings in excess of allowed rate of return (ROR). In 2019, earnings in excess of allowed ROR of $3.5 million was returned to customers. There were no such returns to customers in 2020.
•Transportation and other revenue decreased $130.5 million primarily due to a decrease in net wholesale non-core gas sales of $95.6 million and a decrease in production tax credit (PTC)s deferral revenue of $28.9 million for the re-purpose of the PTCs. The decrease in net wholesale non-core gas sales was due to an approximately 55% decrease in the average price of the non-core gas sold year ended December 31, 2020 compared to the same period in the prior year and a 7% decrease in sales volume. This was offset by a $36.3 million decrease in the total cost of the non-core gas sold, primarily due to an approximately 20% decrease in the average price of non-core gas purchases and to the aforementioned decrease in non-core gas sales volume. Additionally, there was a $3.7 million decrease in natural gas hedging costs. Natural gas prices decreased compared to 2019 due to a combination of high natural gas production, mild weather and surplus storage in the first part of the year, plus a decrease in demand due to the effects of COVID-19. By comparison, natural gas prices were high in early 2019 due to the continuing effects of the late 2018 Enbridge pipeline rupture that decreased pipeline capacity in the region, compressor issues at a gas storage facility that limited gas deliverability, and higher than expected load due to cold weather.

Electric Power Costs
Electric power costs decreased $143.7 million primarily due to a decrease of $83.8 million of electric generation fuel costs and $58.8 million of purchased electricity costs. These items are discussed in detail below:
•Purchased electricity expense decreased $58.8 million primarily due to a 13.7% decrease in wholesale prices due to natural gas prices that trended down in 2020 compared to 2019 natural gas prices due to the effect of the Enbridge pipeline rupture in late 2018; partially offset by a 5.6% increase in wholesale electricity purchases due to the retirement of Colstrip Units 1 and 2 and a decrease in combustion turbine (CT) generation, discussed below.
•Electric generation fuel expense decreased $83.8 million primarily due to a $46.7 million decrease in Colstrip related to the retirement of Units 1 and 2 and a $30.0 million decrease in CT generation costs primarily driven by the cost of natural gas and increase in wholesale purchases. As stated above in transportation and other revenue, natural gas prices trended down in 2020 compared to 2019 natural gas prices which were higher due to the effect of the Enbridge pipeline rupture in late 2018.

For additional information on prior years, please see discussion in Item 7, "Non-GAAP Financial Measures - Electric Margin" of Form 10-K for period ended December 31, 2019.

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

The following chart displays the changes in PSE’s natural gas margin for the years ended December 31, 2019, to December 31, 2020:

Natural Gas Margin
2019 to 2020 comparison
$ (Millions)
$700
$680
$660
$640
$620
$600
$580
$560
$540
$584.4
$69.1
$16.6
$23.3
$(3.5)
$(71.9)
$618.0
2019 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation & Other Revenue
Purchased Natural Gas
2020 Natural Gas Margin

_______________
* Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

2019 compared to 2020
Natural Gas Operating Revenue
Natural gas operating revenue increased $105.5 million primarily due to higher retail sales of $69.1 million, increased other decoupling revenue of $23.3 million, increased decoupling revenue of $16.6 million and partially offset by decreased transportation and other revenue of $3.5 million. These items are discussed in the following details:
•Natural gas retail sales increased $69.1 million due to an increase in rates of $103.5 million primarily from an increase in rates for PGA partially offset by a decrease in natural gas load of 4.3%, or $34.4 million of natural gas sales. Natural gas load decreased primarily due to a 2.1%, 9.7%, and 4.2% decrease in average therms used by residential customers, commercial firm and industrial firm customers, respectively partially driven by a decrease in heating degree days of 2.0%. Commercial and industrial firm customers decrease was primarily driven by business shut downs resulting from COVID-19. See Management's Discussion and Analysis, "Regulation and Rates" and "Overview" included in Item 2 of this report for natural gas rate changes and COVID-19 updates.
•Decoupling revenue increased $16.6 million. This is attributable to an increase of 9.3% in allowed natural gas revenues and decreased usage, as noted above in the retail revenue section. This resulted in allowed natural gas revenues being greater than actual natural gas revenues in the current year, whereas in the prior year allowed revenues were closer to actual revenues.

•Other decoupling revenue increased $23.3 million due to a $25.4 million decrease in current year amortization of prior year undercollection, which was driven by decreased usage and a decrease in rates of 5.3% and 0.5% effective May 2019 and May 2020, respectively. This is partially offset by a $2.2 million decrease related to earnings in excess of allowed ROR. In 2019, earnings in excess of allowed ROR of $2.2 million was returned to customers. There were no such returns to customers in 2020.
•Transportation and other revenue decreased $3.5 million primarily due to a $2.9 million decrease in entitlement constraint revenues for interruptible customers that have agreements in place to curtail their natural gas usage when the natural gas distribution system is constrained due to demand that was recognized in 2019.

Natural Gas Energy Costs
Purchased natural gas expense increased $71.9 million due to an increase in the PGA rates in November 2019 and the addition of two supplemental gas commodity costs amortization rates in 2019 which were added in order to recover the large amount of gas costs that PSE incurred in late 2018 and early 2019 due to the Enbridge pipeline explosion partially offset by a decrease in natural gas usage of 4.3% as stated in the natural gas retail sales section above.

For additional information on prior years, please see discussion in Item 7, "Non-GAAP Financial Measures - Natural Gas Margin" of Form 10-K for period ended December 31, 2019.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's other operating expenses and other income (deductions) for the years ended December 31, 2019, to December 31, 2020:

Other Operating Expenses and Other Income (Deductions)
2019 to 2020 comparison
$ (Millions)
$2,000
$1,980
$1,960
$1,940
$1,961.0
$23.2
$0.4
$(2.0)
$(5.7)
$(5.3)
$15.0
$3.1
$(12.9)
$1,976.8
2019 Expenses (Income)
(Gain) loss Derivatives
Utility O&M
Non-Utility and Other
Depreciation & Amortization
Taxes other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2020 Expenses (Income)

2019 compared to 2020
Other Operating Expenses
•Net unrealized (gain) loss on derivative instruments increased $23.2 million to a net loss of $26.8 million for the year ended December 31, 2020. One of the drivers is related to the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices decreased 22.1% resulting in a $75.4 million loss for electric. Natural gas prices decreased 4.1% resulting in a $17.0 million loss for natural gas. The other driver is related to the net settlements of electric and natural gas trades previously recorded as $63.6 million and $5.6 million in losses, respectively, that settled and are recorded in purchased electricity or electric generation fuel which results in a gain for unrealized gains and losses on derivative instruments. For further details, see Note 10, "Accounting for Derivative Instruments and Hedging" to the consolidated financial statements included in Item 8 of this report.
•Non-utility and other expense decreased $2.0 million primarily due to a decrease in long term incentive plan costs of $16.0 million; partially offset by a one-time $7.0 million biogas payment and an increase in supplemental executive retirement plan (SERP) costs of $7.2 million.
•Depreciation and amortization expense decreased $5.7 million primarily driven by an electric amortization decrease of $31.8 million, or 35.3%, from 2019 due to a $28.9 million change in the PTCs amortization due to lower taxable income year over year. The decrease was partially offset by (i) an increase in electric distribution depreciation of $8.6 million, or 6.2%, from 2019 due to $179.2 million in net additions of electric distribution assets; (ii) natural gas distribution depreciation increased by $8.3 million, or 7.4%, from 2019 due to $231.9 million in net additions in natural gas distribution assets; (iii) natural gas amortization increased by $3.6 million or 41.9% from 2019 due to the final accounting for the AMI deferrals provided by the results of the 2019 GRC and net additions of $24.3 million; and (iv) conservation amortization increased by $3.0 million due to an increase in rates effective May 1, 2020.

•Taxes other than income taxes decreased $5.3 million primarily due to a decrease in Montana property taxes of $4.1 million primarily due to the retirement of Colstrip 1 & 2 in Montana and $2.4 million of property tax tracker due to load.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $15.0 million primarily due to $6.3 million of SmartBurn plant investment at Colstrip Units 3 & 4 which recovery was disallowed in the 2019 GRC, write-offs of $4.8 million of asset costs, and an increase in strategic initiative costs of $3.1 million.
•Interest expense increased $3.1 million due to $9.7 million of interest expense on the $450.0 million senior note issued in 2019, increased PTCs interest expense of $4.9 million in 2020, partially offset by a decrease of $7.9 million of other interest expense attributed to lower commercial paper borrowing in 2020.
•Income tax expense decreased $12.9 million primarily driven by a decrease of 9.5% of income before income taxes and a 26.3% decrease in the effective tax rate to 8.7% in 2020 from 11.8% in 2019. For further details, see Note 14, "Income Taxes" to the consolidated financial statements included in Item 8 of this report.

For additional information on prior years, please see discussion in Item 7, "Other Operating Expenses and Other Income (Deductions)" of Form 10-K for period ended December 31, 2019.

Puget Energy
Substantially all the operations of Puget Energy are conducted through its regulated subsidiary, PSE.  Puget Energy’s results of operation for the years ended December 31, 2019, and December 31, 2020, were as follows:

Puget Energy Summary Results of Operation
2019 to 2020 comparison
$220
$210
$200
$190
$180
$170
$ (Millions)
$210.7
$(18.6)
$(1.2)
$1.1
$1.7
$(13.8)
$2.8
$182.7
2019 Puget Energy net income
PSE net income
Other operating revenue and income
Puget LNG net income
Non-utility expense and other
Interest expense
Income tax benefit (expense)
2020 Puget Energy net income

2019 compared to 2020
Summary Results of Operations
Puget Energy’s net income decreased by $27.9 million, which is primarily attributable to a decrease in PSE's net income of $18.6 million and an increase in interest expense of $13.8 million. The increase in interest expense was primarily due to a $13.5 million loss from the redemption of senior secured notes in June 2020, a $200 million net additional issuance of $650 million issued in May 2020 and $450 million redeemed in June 2020. For the discussion of redemption, see Note 7, "Long-Term Debt" to the consolidated financial statements in Item 8 of this report.

For additional information on prior years, please see discussion in Item 7, "Puget Energy Summary Results of Operation" of Form 10-K for period ended December 31, 2019.

Capital Resources and Liquidity

Capital Requirements
Contractual Obligations and Commercial Commitments
The following are PSE’s and Puget Energy’s aggregate contractual obligations as of December 31, 2020:

	Payments Due Per Period
(Dollars in Thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Contractual obligations:
Energy purchase obligations[1]	$6,610,450	$1,046,399	$1,630,182	$1,274,587	$2,659,282
Long-term debt including interest[2]	5,735,238	229,109	453,394	453,394	4,599,341
Short-term debt including interest	373,800	373,800	—	—	—
Service contract obligations	545,199	75,199	155,512	159,832	154,656
Non-cancelable operating leases[3]	253,074	23,170	45,130	39,862	144,912
PSE finance leases[3]	885	508	377	—	—
Pension and other benefits funding and payments	69,859	25,760	7,578	16,373	20,148
Total PSE contractual cash obligations	13,588,505	1,773,945	2,292,173	1,944,048	7,578,339
Long-term debt including interest[2]	2,531,168	610,535	770,723	473,260	676,650
Total Puget Energy contractual cash obligations	$16,119,673	$2,384,480	$3,062,896	$2,417,308	$8,254,989

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
3.For additional information, see Note 9, "Leases" to the consolidated financial statements included in Item 8 of this report.

The following are PSE’s and Puget Energy’s aggregate availability under commercial commitments as of December 31, 2020:

	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Commercial commitments:
PSE revolving credit facility[1]	$800,000	$—	$800,000	$—	$—
Inter-company short-term debt[2]	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	800,000	—	30,000
Puget Energy revolving credit facility[3]	785,300	—	785,300	—	—
Less: Inter-company short-term debt elimination[2]	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,585,300	$—	$1,585,300	$—	$—
_______________
1.As of December 31, 2020, PSE had a credit facility which provides $800.0 million of short-term liquidity needs and includes a backstop to the Company's commercial paper program. The credit facility matures in October 2023. The credit facility also includes a swingline feature allowing same day availability on borrowings up to $75.0 million and an expansion feature that, upon the banks' approval, would increase the total size of the facility to $1.4 billion. As of December 31, 2020, no loans or letters of credit were outstanding under the credit facility and $373.8 million was outstanding under the commercial paper program. The credit agreement is syndicated among numerous lenders. Outside of the credit agreement, PSE has a $2.7 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.
2.As of December 31, 2020, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million.
3.As of December 31, 2020, Puget Energy had a revolving senior secured credit facility totaling $800.0 million, which matures in October 2023. The revolving senior secured credit facility is syndicated among numerous lenders. The revolving senior secured credit facility also has an expansion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. As of December 31, 2020, there was $14.7 million drawn and outstanding under the Puget Energy credit facility.

Off-Balance Sheet Arrangements
As of December 31, 2020, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  Due to business disruptions caused by the COVID-19 pandemic, the Company closely monitored and adjusted capital expenditures, resulting in a decrease of $83.1 million compared to forecasted amounts for 2020. Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $908.1 million in 2020.  Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Millions)	2021	2022	2023
Total energy delivery, technology and facilities expenditures	$967.6	$985.0	$1,146.8

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

Capital Resources
Cash from Operations

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2020	2019	Change
Net income	$274,280	$292,924	$(18,644)
Non-cash items[1]	724,650	677,261	47,389
Changes in cash flow resulting from working capital[2]	(57,578)	(107,355)	49,777
Regulatory assets and liabilities	(152,417)	(79,173)	(73,244)
Purchased gas adjustment	45,111	(132,766)	177,877
Other non-current assets and liabilities[3]	(9,236)	(26,967)	17,731
Net cash provided by operating activities	$824,810	$623,924	$200,886
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

Year Ended December 31, 2020, compared to 2019
Cash generated from operations for the year ended December 31, 2020, increased by $200.9 million, including a net income decrease of $18.6 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items increased $47.4 million primarily due to a $28.9 million change in PTC utilization, a $23.2 million change from a net unrealized loss on derivative instruments of $3.6 million to a net unrealized loss on derivative instruments of $26.8 million, a loss of $6.3 million due to writing off Smart Burn project at Colstrip, a decrease of amortization of TCJA related income tax expense over-collection of $6.0 million and increased conservation amortization of $3.0 million, partially offset by decreases in depreciation and amortization of $8.7 million, equity AFUDC of $7.4 million and deferred taxes of $5.2 million. For further discussion, see "Other Operating Expenses" in Item 7, Management's Discussion and Analysis and Note 14, "Income Taxes" in Item 8.
•Cash flows resulting from changes in working capital increased $49.8 million primarily due to decreased cash outflow in accounts payable by $132.9 million, which was mainly due to 2019 includes payments of significant power and natural gas costs accrued at December 31, 2018 that were paid in 2019. The decrease of cash outflow in accounts payable was partially offset by cash outflow increases in accounts receivable of $41.5 million, SERP liability of $32.2 million, as well as short-term purchased gas adjustment receivables of $9.9 million.
•Cash flows resulting from regulatory assets and liabilities decreased $73.2 million primarily due to increases in decoupling deferrals of $67.0 million and major maintenance at Colstrip 3 & 4 of $5.0 million.
•Cash flow resulting from purchased gas adjustment (long-term) increased $177.9 million. Affected by three events experienced by PSE in 2019 winter: (1) the Enbridge pipeline rupture, (2) unusually low temperatures in February and March, and (3) a compressor failure in February at the Jackson Prairie storage facility, actual natural gas cost went above natural gas baseline rates in the PGA mechanism, caused the total purchased gas adjustment receivable to increase from $9.9 million to $132.8 million in 2019, which led to $122.9 million cash outflow. In contrast, both price of natural gas and actual gas consumption decreased during 2020. Combined with higher PGA rates taking effect on November 1, 2019, total purchase gas adjustment receivable decreased from $132.8 million to $87.7 million in 2020, resulting in a $45.1 million cash inflow. A change from $122.9 million cash outflow to $45.1 million cash inflow led to an increase of cash flow of $168.0 million, which includes an increase in PGA long-term of $177.9 million and a decrease in PGA short-term of $9.9 million. For further details, see "Natural Gas Margin" in Item 7, Management's Discussion and Analysis.
•Cash flow resulting from changes in other non-current assets and liabilities increased $17.7 million primarily due to $13.7 million payroll taxes deferral, partially offset with other changes in long-term assets and liabilities.

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2020	2019	Change
Net income	$(91,563)	$(82,216)	$(9,347)
Non-cash items[1]	2,841	(2,381)	5,222
Changes in cash flow resulting from working capital[2]	3,415	(4,800)	8,215
Regulatory assets and liabilities	—	(60)	60
Other non-current assets and liabilities[3]	(11,935)	(7,131)	(4,804)
Net cash provided by operating activities	$(97,242)	$(96,588)	$(654)
______________
1.Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, (Gain) or loss on extinguishment of debt, AFUDC-equity, production tax credits and other miscellaneous non-cash items.
2.Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, purchased gas adjustments, accounts payable and accrued expenses.
3.Other non-current assets and liabilities include funding of pension liability.

Year Ended December 31, 2020, compared to 2019
Cash generated from operations for the year ended December 31, 2020, in addition to the changes discussed at PSE above, decreased by $0.7 million compared to the same period in 2019, which includes a net income decrease of $9.3 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items increased $5.2 million primarily caused by the cash outflow of $13.5 million due to extinguishment of debt reflected in financing activities, partially offset by a decrease in cash outflow of $8.6 million due to changes in deferred taxes.
•Changes in cash flow resulting from working capital increased $8.2 million primarily due to a $5.3 million increase related to changes in eliminations of PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, a $3.6 million increase in tax payable, partially offset with decreases in other accrued expenses.
•Other non-current assets and liabilities decreased $4.8 million primarily due to change of the valuation of pension liability compared to the prior year.

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
As a result of the 2019 GRC outcome and the continuing negative impacts of tax reform on the Company's cash flows, Puget Energy and PSE's credit rating metrics were negatively impacted. In response to the 2019 GRC order, Moody's released an issuer comment stating the GRC outcome was credit negative but took no formal credit rating action. S&P placed Puget Energy and PSE on CreditWatch with negative implications due the rate case outcome and Fitch affirmed Puget Energy and PSE ratings but changed its outlook from stable to negative. Subsequently, S&P removed Puget Energy and PSE from CreditWatch negative. All three credit agencies indicated that continued stress on credit metrics and/or lack of sufficient regulatory rate relief over the relative near term could result in additional negative ratings implications, including a credit rating downgrade. A consistent credit rating downgrade by the three credit agencies would lower Puget Energy from investment grade to non-investment grade, however, PSE would remain at investment grade, assuming a one notch credit adjustment. Additionally, a credit rating downgrade would increase the cost of borrowing for Puget Energy and PSE in future long-term financings and impact the terms under their existing credit facilities. Any increase in the cost of borrowing would negatively impact Puget Energy and PSE's future results of operations and could negatively impact their future liquidity, access to debt capital resources and financial condition. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management continually monitors the credit rating environment for both Puget Energy and PSE, but cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near to medium term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers, particularly in the context of the COVID-19 pandemic.
Commercial paper markets were significantly impacted for a period of time due to COVID-19, which limited commercial paper borrowings so therefore the Company drew short term funding from its credit facility. The Company created a minimum cash reserve of $100 million on April 1, 2020, which was intended to be utilized to cover cash disbursements in the event of illiquid markets. As a result of significantly improved commercial paper markets and steady cash collection over the second quarter of 2020, the Company reduced its cash reserve requirement to $20 - $25 million. Evolving factors that we cannot accurately predict, including the duration and scope of the COVID-19 pandemic, and any relevant governmental, business and customers’ actions that have been and continue to be taken in response to the COVID-19 pandemic, could negatively impact the Company’s liquidity.
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
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at December 31, 2020, PSE could issue:
•Approximately $2.1 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.5 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at December 31, 2020; and
•Approximately $838.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.4 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at December 31, 2020
At December 31, 2020, PSE had approximately $8.0 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

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

Revenue Recognition
Operating utility revenue is recognized when the basis of service is rendered, which includes estimated unbilled revenue.  PSE's estimate of unbilled revenue is based on a calculation using meter readings from its automated meter reading system. The estimate calculates unbilled usage at the end of each month as the difference between the customer meter readings on the last day of the month and the last customer meter readings billed during the month less unbilled revenues recorded in the prior month. The "current" month unbilled usage is then priced at published rates for each schedule to estimate the unbilled revenues by customer.

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

Regulatory Accounting
As a regulated entity of the Washington Commission and the FERC, PSE prepares its financial statements in accordance with the provisions of ASC 980.  The application of ASC 980 results in differences in the timing and recognition of certain revenue and expenses in comparison with businesses in other industries.  The rates that are charged by PSE to its customers are based on cost base regulation reviewed and approved by the Washington Commission and the FERC.  Under the authority of these commissions, PSE has recorded certain regulatory assets and liabilities at December 31, 2020, in the amount of $918.1 million and $1,685.2 million, respectively, and regulatory assets and liabilities at December 31, 2019, of $847.5 million and $1,676.6 million, respectively.  Such amounts are amortized through a corresponding liability or asset account, respectively, with no impact to earnings.  PSE expects to fully recover its regulatory assets and liabilities through its rates.  If future recovery of costs ceases to be probable, PSE would be required to write off these regulatory assets and liabilities.  In addition, if PSE determines that it no longer meets the criteria for continued application of ASC 980, PSE could be required to write off its regulatory assets and liabilities related to those operations not meeting ASC 980 requirements.
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

Pension and Other Postretirement Benefits
PSE has a qualified defined benefit pension plan covering substantially all employees of PSE.  PSE recognized qualified pension expense of $17.1 million and $12.6 million for the years ended December 31, 2020, and 2019, respectively.  Of these amounts, approximately 50.6% and 49.0% were included in utility operations and maintenance expense in 2020 and 2019, respectively, and the remaining amounts were capitalized.  For the years ended December 31, 2020, and 2019, Puget Energy recognized incremental qualified pension income of $11.3 million and $12.1 million, respectively.  In 2021, it is expected that PSE and Puget Energy will recognize pension expense of $20.6 million and incremental qualified pension income of $10.3 million, respectively.
PSE has a Supplemental Executive Retirement Plan (SERP).  PSE recognized pension and other postretirement benefit expenses of $5.0 million and $5.4 million for the years ended December 31, 2020, and 2019, respectively.  For the years ended December 31, 2020, and 2019, Puget Energy recognized incremental income of $0.3 million and $0.4 million, respectively.  In 2021, it is expected that PSE and Puget Energy will recognize pension expense of $4.5 million and incremental pension income of $0.2 million, respectively.
PSE also has other limited postretirement benefit plans.  PSE recognized income of $0.1 million and $0.5 million for the years ended December 31, 2020, and 2019, respectively.  For the years ended December 31, 2020, and 2019, Puget Energy recognized incremental expense of $0.1 million and $0.2 million, respectively.  In 2021, it is expected that PSE and Puget Energy will recognize expense of $0.1 million and incremental expense of $0.1 million, respectively.
The Company’s pension and other postretirement benefits income or expense depend on several factors and assumptions, including plan design, timing and amount of cash contributions to the plan, earnings on plan assets, discount rate, expected long-term rate of return, mortality and health care cost trends.  Changes in any of these factors or assumptions will affect the amount of income or expense that the Company records in its financial statements in future years and its projected benefit obligation.  The Company has selected an expected return on plan assets based on a historical analysis of rates of return and the Company’s investment mix, market conditions, inflation and other factors.  The Company’s accounting policy for calculating the market-related value of assets is based on a five-year smoothing of asset gains or losses measured from the expected return on market-related assets.  This is a calculated value that recognizes changes in fair value in a systematic and rational manner over five years.  The same manner of calculating market-related value is used for all classes of assets, and is applied consistently from year to year.  During 2020, the Company made cash contributions of $18.0 million to the qualified defined pension plan.  Management is closely monitoring the funding status of its qualified pension plan.  At December 31, 2020, and 2019, the Company’s qualified pension plan was $14.7 million underfunded and $21.3 million underfunded as measured under GAAP, or 98.3% and 97.3% funded, respectively. As of January 1, 2021, the plan's estimated funded ratio, as calculated under guidelines from The Pension Protection Act of 2006 and considering temporary interest rate relief measures approved by

Congress, was more than 100%. The aggregate expected contributions and payments by the Company to fund the pension plan, SERP and other postretirement plans for the year ending December 31, 2021, are expected to be at least $18.0 million, $6.8 million and $0.3 million, respectively.
The discount rate used in accounting for pension and other benefit obligations decreased from 3.35% in 2019 to 2.70% in 2020. The discount rate used in accounting for pension and other benefit expense decreased from 4.40% in 2019 to 3.35% in 2020. The rate of return on plan assets for qualified pension benefits decreased from 7.50% in 2019 to 7.15% in 2020. The rate of return on plan assets for other benefits was 7.00% in both 2019 and 2020.
The following tables reflect the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

Puget Energy and Puget Sound Energy	Change in Assumption	Impact on Projected Benefit Obligation Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(50,098)	$(1,398)	$(559)
Decrease in discount rate	50 basis points	55,751	1,493	611

Puget Energy	Change in Assumption	Impact on 2020 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(3,331)	$(128)	$8
Decrease in discount rate	50 basis points	3,651	138	(11)
Increase in return on plan assets	50 basis points	$(3,491)	*	$(28)
Decrease in return on plan assets	50 basis points	3,491	*	27

Puget Sound Energy	Change in Assumption	Impact on 2020 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(3,331)	$(128)	$7
Decrease in discount rate	50 basis points	3,651	138	(11)
Increase in return on plan assets	50 basis points	$(3,492)	*	$(28)
Decrease in return on plan assets	50 basis points	3,492	*	27
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
The following table presents the fair value of the Company’s energy derivatives instruments, recorded on the balance sheets:

Puget Energy and Puget Sound Energy	December 31, 2020		December 31, 2019
(Dollars in Thousands)	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$16,862	$23,697	$15,399	$9,273
Long-term	5,682	23,225	4,534	8,231
Total Electric Portfolio	$22,544	$46,922	$19,933	$17,504
Natural gas portfolio:
Current	$16,153	$7,744	$8,227	$4,155
Long-term	3,123	6,608	3,148	4,462
Total Natural Gas Portfolio	19,276	14,352	11,375	8,617
Total derivatives	$41,820	$61,274	$31,308	$26,121

At December 31, 2020, the Company had total assets of $41.8 million and total liabilities of $61.3 million related to derivative contracts used to hedge the supply and cost of electricity and natural gas to serve PSE customers. As the gains and losses in the electric portfolio are realized, they will be recorded as either purchased power costs or electric generation fuel costs under the PCA mechanism. Any fair value adjustments relating to the natural gas business have been deferred in accordance with ASC 980, due to the PGA mechanism, which passes the cost of natural gas supply to customers. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company’s derivative contracts by $26.0 million.

The change in fair value of the Company’s outstanding energy derivative instruments from December 31, 2019, through December 31, 2020, is summarized in the table below:

Puget Energy and Puget Sound Energy
Energy Derivative Contracts Gain (Loss)
(Dollars in Thousands)	December 31, 2020
Fair value of contracts outstanding at December 31, 2019	$5,186
Contracts realized or otherwise settled during 2020	4,573
Change in fair value of derivatives	(29,213)
Fair value of contracts outstanding at December 31, 2020	$(19,454)

The fair value of the Company’s outstanding derivative instruments at December 31, 2020, based on pricing source and the period during which the instrument will mature, is summarized below:

Puget Energy and Puget Sound Energy Source of Fair Value	Fair Value of Contracts by Settlement Year
(Dollars in Thousands)	2021	2022-2023	2024-2025	Thereafter	Total
Prices provided by external sources[1]	$4,855	$1,978	$(1,433)	$—	$5,400
Prices based on internal models and valuation methods	(3,281)	(7,856)	(9,569)	(4,148)	(24,854)
Total fair value	$1,574	$(5,878)	$(11,002)	$(4,148)	$(19,454)
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
PSE has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. PSE generally enters into the following master arrangements: WSPP, Inc. (WSPP) agreements which standardize physical power contracts in the electric industry; International Swaps and Derivatives Association (ISDA) agreements which standardize financial natural gas and electric contracts; and North American Energy Standards Board (NAESB) agreements which standardize physical natural gas contracts. PSE believes that entering into such agreements reduces the credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as right of set-off in the event of counterparty default. It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss. In order to mitigate concentrated credit risk with a subset of counterparties, PSE transacts on the Intercontinental Exchange (ICE) for power futures contracts and ICE NGX for natural gas supply contracts.
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of December 31, 2020, PSE held approximately $594.4 million in standby letters of credit or limited parental guarantees and had nine counterparties with unlimited parental guarantees, in support of various electric and natural gas transactions. The Company monitors counterparties for significant swings in credit default rates, credit rating changes by external rating agencies, ownership changes or financial distress. As of December 31, 2020, approximately 38.4% of the Company's total energy portfolio exposure was entered into with investment grade counterparties which, in the majority of cases, do not require collateral calls on the contracts. Counterparty credit risk may impact PSE's decisions on derivative accounting treatment.

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
The Company applies the counterparty’s default factor to compute credit reserves for counterparties that are in a net asset position.  The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. The fair value of derivatives includes the impact of credit and non-performance reserves. As of December 31, 2020, the Company was in a net liability position with the majority of its counterparties, therefore the default factors of counterparties did not have a significant impact on reserves for the year.  As of December 31, 2020, PSE had cash posted as collateral of $17.9 million for contracts executed on the ICE platform. Also, as of December 31, 2020, PSE had $3.0 million in cash posted as collateral and a $1.0 million letter of credit posted as a condition of transacting on the ICE NGX Exchange. PSE did not trigger any collateral requirements with any of its counterparties.

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
The following table presents the carrying value and fair value of Puget Energy and Puget Sound Energy's long-term debt instruments:

Long-Term Debt Instruments	December 31, 2020		December 31, 2019
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Puget Energy	$5,892,440	$7,980,646	$5,920,325	$7,412,416
Puget Sound Energy	4,338,044	6,086,358	4,336,142	5,571,818

For further details regarding Puget Energy and Puget Sound Energy debt instruments, see Note 7, "Long-Term Debt" and Note 11, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.
From time to time, PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in other comprehensive income (OCI) related to the forward starting swaps and previously settled treasury lock contracts at December 31, 2020, was a net loss of $5.0 million after tax and accumulated amortization.  This compares to an after-tax loss of $5.4 million in OCI as of December 31, 2019.  All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors, or a committee of the Board, as applicable and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at December 31, 2020.
The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.   As of December 31, 2020, the Company had no outstanding interest rate swap instruments.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Puget Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Puget Energy, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded $929.8 million of regulatory assets and $1,781.5 million of regulatory liabilities as of December 31, 2020. Management accounts for the Company’s regulated operations in accordance with the Financial Accounting Standards Board’s (FASB) accounting guidance for regulated operations, which requires deferral of certain costs or losses that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. The FASB’s accounting guidance for regulated operations similarly requires deferral of revenues or gains that are expected to be returned to customers in the future. This accounting is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. As disclosed by management, the regulatory assets and liabilities are expected to be fully recovered through the Company’s rates. If future recovery of costs ceases to be probable, management would be required to write off the regulatory assets and liabilities. In addition, if management determines that it no longer meets the criteria for continued application of the FASB’s accounting guidance for regulated operations, management could be required to write off its regulatory assets and liabilities related to those operations not meeting the FASB’s requirements.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter is the high degree of effort in performing audit procedures and evaluating audit evidence obtained related to the continued application of regulatory accounting and accounting for regulatory assets and liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the continued application of regulatory accounting and management’s review and application of regulatory proceedings. These procedures also included, among others, (i) evaluating the reasonableness of management’s judgments regarding the continued application of regulatory accounting and the probability of recovery of the capital investments and regulatory assets and settlement of regulatory liabilities; (ii) testing existing regulatory assets and liabilities and; (iii) assessing the appropriateness of the disclosures in the consolidated financial statements. Evaluating the continued application of regulatory accounting and the accounting for new and existing regulatory assets and liabilities involved examining the Company’s correspondence with regulators, pending regulatory proceedings, and the provisions and formulas outlined in rate orders to assess the impact on the amounts recognized.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 25, 2021

We have served as the Company’s or its predecessor’s auditor since 1933.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Puget Sound Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Puget Sound Energy, Inc. and its subsidiary (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded $918.1 million of regulatory assets and $1,685.2 million of regulatory liabilities as of December 31, 2020. Management accounts for the Company’s regulated operations in accordance with the Financial Accounting Standards Board’s (FASB) accounting guidance for regulated operations, which requires deferral of certain costs or losses that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. The FASB’s accounting guidance for regulated operations similarly requires deferral of revenues or gains that are expected to be returned to customers in the future. This accounting is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. As disclosed by management, the regulatory assets and liabilities are expected to be fully recovered through the Company’s rates. If future recovery of costs ceases to be probable, management would be required to write off the regulatory assets and liabilities. In addition, if management determines that it no longer meets the criteria for continued application of the FASB’s accounting guidance for regulated operations, management could be required to write off its regulatory assets and liabilities related to those operations not meeting the FASB’s requirements.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter is the high degree of effort in performing audit procedures and evaluating audit evidence obtained related to the continued application of regulatory accounting and accounting for regulatory assets and liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the continued application of regulatory accounting and management’s review and application of regulatory proceedings. These procedures also included, among others, (i) evaluating the reasonableness of management’s judgments regarding the continued application of regulatory accounting and the probability of recovery of the capital investments and regulatory assets and settlement of regulatory liabilities; (ii) existing regulatory assets and liabilities and; (iii) assessing the appropriateness of the disclosures in the consolidated financial statements. Evaluating the continued application of regulatory accounting and the accounting for new and existing regulatory assets and liabilities involved examining the Company’s correspondence with regulators, pending regulatory proceedings, and the provisions and formulas outlined in rate orders to assess the impact on the amounts recognized.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 25, 2021

We have served as the Company’s or its predecessor’s auditor since 1933.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating revenue:
Electric	$2,319,416	$2,497,041	$2,455,919
Natural gas	980,913	875,371	850,748
Other	26,121	28,718	39,829
Total operating revenue	3,326,450	3,401,130	3,346,496
Operating expenses:
Energy costs:
Purchased electricity	593,719	652,560	638,775
Electric generation fuel	199,107	282,864	204,174
Residential exchange	(80,294)	(79,187)	(77,454)
Purchased natural gas	362,872	290,976	296,699
Unrealized (gain) loss on derivative instruments, net	26,807	3,574	(41,662)
Utility operations and maintenance	597,048	596,676	602,638
Non-utility expense and other	43,425	47,907	54,519
Depreciation and amortization	647,755	656,323	666,432
Conservation amortization	99,585	96,571	111,714
Taxes other than income taxes	328,602	333,858	336,603
Total operating expenses	2,818,626	2,882,122	2,792,438
Operating income (loss)	507,824	519,008	554,058
Other income (deductions):
Other income	58,759	59,905	52,957
Other expense	(23,207)	(9,053)	(11,201)
Interest charges:
AFUDC	14,827	14,559	13,695
Interest expense	(373,822)	(356,638)	(343,795)
Income (loss) before income taxes	184,381	227,781	265,714
Income tax (benefit) expense	1,664	17,073	30,092
Net income (loss)	$182,717	$210,708	$235,622

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$182,717	$210,708	$235,622
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(609) and $(1,846) and $(12,677), respectively	(2,288)	(6,947)	(47,690)
Reclassification of stranded taxes to retained earnings due to tax reform	—	—	(5,230)
Other comprehensive income (loss)	(2,288)	(6,947)	(52,920)
Comprehensive income (loss)	$180,429	$203,761	$182,702

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2020	2019
Utility plant (at original cost, including construction work in progress of $712,204 and $591,199, respectively):
Electric plant	$9,200,231	$8,811,889
Natural gas plant	4,227,532	3,916,040
Common plant	1,116,524	1,096,649
Less: Accumulated depreciation and amortization	(3,671,094)	(3,236,240)
Net utility plant	10,873,193	10,588,338
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	324,184	286,975
Total other property and investments	1,980,697	1,943,488
Current assets:
Cash and cash equivalents	52,307	45,259
Restricted cash	29,544	20,887
Accounts receivable, net of allowance for doubtful accounts of $20,080 and $8,294, respectively	352,132	316,352
Unbilled revenue	221,871	224,657
Materials and supplies, at average cost	118,333	115,684
Fuel and natural gas inventory, at average cost	48,795	52,083
Unrealized gain on derivative instruments	33,015	23,626
Prepaid expenses and other	45,746	27,504
Power contract acquisition adjustment gain	14,874	9,067
Total current assets	916,617	835,119
Other long-term and regulatory assets:
Power cost adjustment mechanism	82,801	41,745
Purchased gas adjustment receivable	87,655	132,766
Regulatory assets related to power contracts	11,728	14,146
Other regulatory assets	747,651	673,021
Unrealized gain on derivative instruments	8,805	7,682
Power contract acquisition adjustment gain	80,900	147,530
Operating lease right-of-use asset	172,167	183,048
Other	80,751	92,980
Total other long-term and regulatory assets	1,272,458	1,292,918
Total assets	$15,042,965	$14,659,863

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
CAPITALIZATION AND LIABILITIES

	December 31,
	2020	2019
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,313,532	3,308,957
Retained earnings	912,787	775,491
Accumulated other comprehensive income (loss), net of tax	(86,437)	(84,149)
Total common shareholder’s equity	4,139,882	4,000,299
Long-term debt:
First mortgage bonds and senior notes	4,212,000	4,212,000
Pollution control bonds	161,860	161,860
Long-term debt	1,724,700	1,758,100
Debt discount, issuance costs and other	(206,120)	(211,635)
Total long-term debt	5,892,440	5,920,325
Total capitalization	10,032,322	9,920,624
Current liabilities:
Accounts payable	342,404	325,913
Short-term debt	373,800	176,000
Current maturities of long-term debt	526,412	452,412
Accrued expenses:
Taxes	110,752	99,979
Salaries and wages	42,530	50,091
Interest	73,647	74,855
Unrealized loss on derivative instruments	31,441	13,428
Power contract acquisition adjustment loss	2,039	2,418
Operating lease liabilities	19,204	15,862
Other	73,385	107,809
Total current liabilities	1,595,614	1,318,767
Other Long-term and regulatory liabilities:
Deferred income taxes	810,729	824,720
Unrealized loss on derivative instruments	29,833	12,693
Regulatory liabilities	732,498	730,879
Regulatory liability for deferred income taxes	953,274	946,179
Regulatory liabilities related to power contracts	95,774	156,597
Power contract acquisition adjustment loss	9,689	11,728
Operating lease liabilities	160,980	174,327
Other deferred credits	622,252	563,349
Total long-term and regulatory liabilities	3,415,029	3,420,472
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$15,042,965	$14,659,863

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	200	$—	$3,308,957	$465,355	$(24,282)	$3,750,030
Net income (loss)	—	—	—	235,622	—	235,622
Common stock dividend paid	—	—	—	(77,204)	—	(77,204)
Other comprehensive income (loss)	—	—	—	—	(52,920)	(52,920)
Cumulative effect of accounting change	—	—	—	5,230		5,230
Balance at December 31, 2018	200	$—	$3,308,957	$629,003	$(77,202)	$3,860,758
Net income (loss)	—	—	—	210,708	—	210,708
Common stock dividend paid	—	—	—	(64,220)	—	(64,220)
Other comprehensive income (loss)	—	—	—	—	(6,947)	(6,947)
Balance at December 31, 2019	200	$—	$3,308,957	$775,491	$(84,149)	$4,000,299
Net income (loss)	—	—	—	182,717	—	182,717
Common stock dividend paid	—	—	—	(45,421)	—	(45,421)
Capital contribution	—	—	4,575	—	—	4,575
Other comprehensive income (loss)	—	—	—	—	(2,288)	(2,288)
Balance at December 31, 2020	200	$—	$3,313,532	$912,787	$(86,437)	$4,139,882

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net Income (Loss)	$182,717	$210,708	$235,622
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	647,755	656,323	666,432
Conservation amortization	99,585	96,571	111,714
Deferred income taxes and tax credits, net	(6,287)	7,475	19,457
Net unrealized (gain) loss on derivative instruments	26,807	3,574	(41,662)
(Gain) or loss on extinguishment of debt	13,546	—	—
AFUDC - equity	(23,223)	(15,802)	(17,191)
Production tax credit	(39,761)	(68,622)	(83,976)
Other non-cash	9,069	(4,639)	15,339
Funding of pension liability	(18,000)	(18,000)	(18,000)
Regulatory assets and liabilities	(152,417)	(79,233)	(71,348)
Purchased gas adjustment	45,111	(132,766)	—
Other long term assets and liabilities	(3,171)	(16,098)	2,695
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(32,994)	3,058	17,659
Materials and supplies	(2,649)	(6,018)	(9,177)
Fuel and natural gas inventory	3,287	1,268	(3,443)
Purchased gas adjustment	—	9,921	(25,972)
Prepayments and other	(18,242)	(1,103)	(3,679)
Accounts payable	16,516	(116,311)	117,270
Taxes payable	10,773	(18,133)	164
Other	(30,854)	15,163	(7,723)
Net cash provided by (used in) operating activities	727,568	527,336	904,181
Investing activities:
Construction expenditures - excluding equity AFUDC	(908,136)	(959,387)	(1,072,670)
Other	5,340	6,908	2,097
Net cash provided by (used in) investing activities	(902,796)	(952,479)	(1,070,573)
Financing Activities:
Change in short-term debt, net	197,800	(203,297)	49,834
Dividends paid	(45,421)	(64,220)	(77,204)
Investment from parent	4,575	—	—
Proceeds from long-term debt and bonds issued	644,690	689,351	804,050
Redemption of bonds and notes	(450,000)	—	(600,000)
Repayment of term loan and revolving credit	(159,400)	—	—
Other	(1,311)	13,893	8,513
Net cash provided by (used in) financing activities	190,933	435,727	185,193
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,705	10,584	18,801
Cash, cash equivalents, and restricted cash at beginning of period	66,146	55,562	36,761
Cash, cash equivalents, and restricted cash at end of period	$81,851	$66,146	$55,562
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$336,441	$328,703	$322,476
Cash payments (refunds) for income taxes	4,974	10,616	8,303
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flow	$58,304	$58,329	$97,673
Reclassification of Colstrip from utility plant to a regulatory asset	—	4,163	(3,086)

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating revenue:
Electric	$2,319,416	$2,497,041	$2,455,919
Natural gas	980,913	875,371	850,748
Other	26,121	28,718	39,829
Total operating revenue	3,326,450	3,401,130	3,346,496
Operating expenses:
Energy costs:
Purchased electricity	593,719	652,560	638,775
Electric generation fuel	199,107	282,864	204,174
Residential exchange	(80,294)	(79,187)	(77,454)
Purchased natural gas	362,872	290,976	296,699
Unrealized (gain) loss on derivative instruments, net	26,807	3,574	(41,662)
Utility operations and maintenance	597,048	596,676	602,638
Non-utility expense and other	42,266	44,403	51,549
Depreciation and amortization	647,546	656,220	666,324
Conservation amortization	99,585	96,571	111,714
Taxes other than income taxes	328,602	333,858	336,603
Total operating expenses	2,817,258	2,878,515	2,789,360
Operating income (loss)	509,192	522,615	557,136
Other income (deductions):
Other income	46,923	47,766	39,847
Other expense	(23,207)	(9,053)	(11,201)
Interest charges:
AFUDC	14,827	14,559	13,695
Interest expense	(247,213)	(243,815)	(231,615)
Income (loss) before income taxes	300,522	332,072	367,862
Income tax (benefit) expense	26,242	39,148	50,700
Net income (loss)	$274,280	$292,924	$317,162

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$274,280	$292,924	$317,162
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,897, $539 and $(9,844), respectively	7,136	2,022	(37,030)
Amortization of treasury interest rate swaps to earnings, net of tax of $102, $102 and $102, respectively	385	385	385
Reclassification of stranded taxes to retained earnings due to tax reform	—	—	(27,333)
Other comprehensive income (loss)	7,521	2,407	(63,978)
Comprehensive income (loss)	$281,801	$295,331	$253,184

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2020	2019
Utility plant (at original cost, including construction work in progress of $712,204 and $591,199, respectively):
Electric plant	$11,035,402	$10,671,328
Natural gas plant	4,786,419	4,478,048
Common plant	1,139,120	1,121,568
Less: Accumulated depreciation and amortization	(6,087,748)	(5,682,606)
Net utility plant	10,873,193	10,588,338
Other property and investments:
Other property and investments	83,855	81,112
Total other property and investments	83,855	81,112
Current assets:
Cash and cash equivalents	51,177	44,004
Restricted cash	29,544	20,887
Accounts receivable, net of allowance for doubtful accounts of $20,080 and $8,294, respectively	355,850	319,229
Unbilled revenue	221,871	224,657
Materials and supplies, at average cost	118,333	115,684
Fuel and natural gas inventory, at average cost	47,531	50,818
Unrealized gain on derivative instruments	33,015	23,626
Prepaid expenses and other	45,746	27,504
Total current assets	903,067	826,409
Other long-term and regulatory assets:
Power cost adjustment mechanism	82,801	41,745
Purchased gas adjustment receivable	87,655	132,766
Other regulatory assets	747,651	673,021
Unrealized gain on derivative instruments	8,805	7,682
Operating lease right-of-use asset	172,167	183,048
Other	79,231	90,924
Total other long-term and regulatory assets	1,178,310	1,129,186
Total assets	$13,038,425	$12,625,045

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
CAPITALIZATION AND LIABILITIES

	Year Ended December 31,
	2020	2019
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,485,105	3,485,105
Retained earnings	876,401	751,193
Accumulated other comprehensive income (loss), net of tax	(180,956)	(188,477)
Total common shareholder’s equity	4,181,409	4,048,680
Long-term debt:
First mortgage bonds and senior notes	4,212,000	4,212,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(35,816)	(37,718)
Total long-term debt	4,338,044	4,336,142
Total capitalization	8,519,453	8,384,822
Current liabilities:
Accounts payable	342,504	325,980
Short-term debt	373,800	176,000
Current maturities of long-term debt	2,412	2,412
Accrued expenses:
Taxes	107,254	99,977
Salaries and wages	42,530	50,091
Interest	48,189	48,917
Unrealized loss on derivative instruments	31,441	13,428
Operating lease liabilities	19,204	15,862
Other	73,385	107,809
Total current liabilities	1,040,719	840,476
Other long-term and regulatory liabilities:
Deferred income taxes	987,382	977,163
Unrealized loss on derivative instruments	29,833	12,693
Regulatory liabilities	731,234	729,614
Regulatory liability for deferred income taxes	953,987	946,936
Operating lease liabilities	160,980	174,327
Other deferred credits	614,837	559,014
Total long-term and regulatory liabilities	3,478,253	3,399,747
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$13,038,425	$12,625,045

The accompanying notes are an integral part of the consolidated financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	85,903,791	$859	$3,275,105	$452,066	$(126,906)	$3,601,124
Net income (loss)	—	—	—	317,162	—	317,162
Common stock dividend paid	—	—	—	(173,716)	—	(173,716)
Other comprehensive income (loss)	—	—	—	—	(63,978)	(63,978)
Cumulative effect of accounting change	—	—	—	27,332	—	27,332
Balance at December 31, 2018	85,903,791	$859	$3,275,105	$622,844	$(190,884)	$3,707,924
Net income (loss)	—	—	—	292,924	—	292,924
Common stock dividend paid	—	—	—	(164,575)	—	(164,575)
Capital contribution	—	—	210,000	—	—	210,000
Other comprehensive income (loss)	—	—	—	—	2,407	2,407
Balance at December 31, 2019	85,903,791	$859	$3,485,105	$751,193	$(188,477)	$4,048,680
Net income (loss)	—	—	—	274,280	—	274,280
Common stock dividend paid	—	—	—	(149,072)	—	(149,072)
Other comprehensive income (loss)	—	—	—	—	7,521	7,521
Balance at December 31, 2020	85,903,791	$859	$3,485,105	$876,401	$(180,956)	$4,181,409
The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net Income (Loss)	$274,280	$292,924	$317,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	647,546	656,220	666,324
Conservation amortization	99,585	96,571	111,714
Deferred income taxes and tax credits, net	15,271	20,474	30,995
Net unrealized (gain) loss on derivative instruments	26,807	3,574	(41,662)
AFUDC - equity	(23,223)	(15,802)	(17,191)
Production tax credit	(39,761)	(68,622)	(83,976)
Other non-cash	(1,575)	(15,154)	4,428
Funding of pension liability	(18,000)	(18,000)	(18,000)
Regulatory assets and liabilities	(152,417)	(79,173)	(71,348)
Purchased gas adjustment	45,111	(132,766)	—
Other long term assets and liabilities	8,764	(8,967)	16,917
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(33,835)	7,650	12,626
Materials and supplies	(2,649)	(6,018)	(9,177)
Fuel and natural gas inventory	3,287	1,210	(3,443)
Purchased gas adjustment	—	9,921	(25,972)
Prepayments and other	(18,242)	(1,103)	(3,679)
Accounts payable	16,549	(116,370)	117,397
Taxes payable	7,277	(18,016)	930
Other	(29,965)	15,371	(8,141)
Net cash provided by (used in) operating activities	824,810	623,924	995,904
Investing Activities:
Construction expenditures - excluding equity AFUDC	(876,437)	(919,271)	(1,010,506)
Other	5,340	6,908	2,097
Net cash provided by (used in) investing activities	(871,097)	(912,363)	(1,008,409)
Financing Activities
Change in short-term debt, net	197,800	(203,297)	49,834
Dividends paid	(149,072)	(164,575)	(173,716)
Investment from parent	—	210,000	—
Proceeds from long-term debt and bonds issued	—	443,151	594,750
Redemption of bonds and notes	—	—	(450,000)
Other	13,389	14,558	9,121
Net cash provided by (used in) financing activities	62,117	299,837	29,989
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,830	11,398	17,484
Cash, cash equivalents, and restricted cash at beginning of period	64,891	53,493	36,009
Cash, cash equivalents, and restricted cash at end of period	$80,721	$64,891	$53,493
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$228,420	$219,665	$221,155
Cash payments (refunds) for income taxes	11,521	19,269	18,124
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flow	$58,304	$58,329	$97,673
Reclassification of Colstrip from utility plant to a regulatory asset	—	4,163	(3,086)

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
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiaries.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiary.  Puget Energy and PSE are collectively referred to herein as “the Company”.  The consolidated financial statements are presented after elimination of all significant intercompany items and transactions.  PSE’s consolidated financial statements continue to be accounted for on a historical basis and do not include any ASC 805, “Business Combinations” (ASC 805) purchase accounting adjustments.  The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

Depreciation and Amortization
The Company provides for depreciation and amortization on a straight-line basis.  Amortization is recorded for intangibles such as regulatory assets and liabilities, computer software and franchises. The annual depreciation provision stated as a percent of a depreciable electric utility plant was 3.5%, 3.4%, and 3.3% in 2020, 2019, and 2018, respectively; depreciable natural gas utility plant was 2.9%, 2.8%, and 2.8% in 2020, 2019, and 2018, respectively; and depreciable common utility plant was 7.3%, 7.3% and 7.1% in 2020, 2019, and 2018, respectively. The cost of removal is collected from PSE’s customers through depreciation expense and any excess is recorded as a regulatory liability.

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
Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $231.6 million and $199.9 million of construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" financial statement line item as of December 31, 2020, and December 31, 2019, respectively. Additionally, $0.6 million, $1.2 million, and $2.0 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item in 2020, 2019, and 2018, respectively. Additionally, $207.7 million and $162.8 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of December 31, 2020, and December 31, 2019, respectively, as PSE is a regulated entity.

Cash and Cash Equivalents
Cash and cash equivalents consist of demand bank deposits and short-term highly liquid investments with original maturities of three months or less at the time of purchase.  The carrying amounts of cash and cash equivalents are reported at cost and approximate fair value, due to the short-term maturity.

Restricted Cash
Restricted cash amounts primarily represent cash posted as collateral for derivative contracts as well as funds required to be set aside for contractual obligations related to transmission and generation facilities.

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

Allowance for Funds Used During Construction
AFUDC represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. The amount of AFUDC recorded in each accounting period varies depending primarily upon the level of construction work in progress and the AFUDC rate used. AFUDC is capitalized as a part of the cost of utility plant; the AFUDC debt portion is credited to interest expense, while the AFUDC equity portion is credited to other income. Cash inflow related to AFUDC does not occur until these charges are reflected in rates. The AFUDC rate authorized by the Washington Commission for natural gas and electric utility plant additions effective December 19, 2017, was 7.60%. Effective October 1, 2020 for natural gas and October 15, 2020 for electric the authorized AFUDC rate is 7.39%.
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

Revenue Recognition
Operating utility revenue is recognized when the basis of services is rendered, which includes estimated unbilled revenue.  Revenue from retail sales is billed based on tariff rates approved by the Washington Commission.  PSE's estimate of unbilled revenue is based on a calculation using meter readings from its automated meter reading system. The estimate calculates unbilled usage at the end of each month as the difference between the customer meter readings on the last day of the month and the last customer meter readings billed. The unbilled usage is then priced at published rates for each tariff rate schedule to estimate the unbilled revenues by customer.
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $240.8 million, $236.5 million and $239.3 million for 2020, 2019, and 2018, respectively. The Company reports the collection of such taxes on a gross basis in operation revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.
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

The following table presents the activity in the allowance for credit losses for accounts receivable for the year ended December 31, 2020:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	December 31, 2020
Allowance for credit losses:
Beginning balance	$8,294
Provision for credit loss expense	23,292
Receivables charged-off	(11,506)
Total ending allowance balance	$20,080

The allowance increased during the period due to both an increase in the provision combined with a reduction in receivables charged-off during the period. During 2020, the Ratepayer Assistance and Preservation of Essential Services proclamation issued by the governor in April 2020 included a moratorium on disconnecting customers, which resulted in a cessation of account receivable write-offs for non-payment. Additionally, the provision increased based on collection experience during the period.

Self-Insurance
PSE is self-insured for storm damage and certain environmental contamination associated with current operations occurring on PSE-owned property.  In addition, PSE is required to meet a deductible for a portion of the risk associated with comprehensive liability, workers’ compensation claims and catastrophic property losses other than those which are storm related.  Under the December 5, 2017, Washington Commission order regarding PSE’s GRC, the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018.  Additionally, costs may only be deferred if the outage meets the Institute of Electrical and Electronics Engineers (IEEE) outage criteria for system average interruption duration index and qualifying costs exceed $0.5 million per qualified storm.

Federal Income Taxes
For presentation in Puget Energy's and PSE’s separate financial statements, income taxes are allocated to the subsidiaries on the basis of separate company computations of tax, modified by allocating certain consolidated group limitations which are attributed to the separate company.  Taxes payable or receivable are settled with Puget Holdings, which is the ultimate taxpayer.

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

Production Tax Credit
Production Tax Credits (PTCs) represent federal income tax incentives available to taxpayers that generate energy from qualifying renewable sources during the first ten years of operation. Before the 2017 GRC, the tax savings from these credits were intended to be refunded by PSE to its customers when monetized, used on the income tax return, through its revenue requirement as initially approved by the Washington Commission. As the Company had not generated taxable income with which to monetize the credits, they had not been refunded to customers. Amounts to be refunded have been recorded as a regulatory liability with an offsetting reduction to revenue as it was intended to be refunded through the revenue requirement. A deferred tax asset and reduction to deferred tax expense were also recorded for the regulatory liability. These entries resulted in no net income impact. In connection with the GRC settlement in 2017, the Washington Commission authorized the Company to utilize the tax savings associated with the monetization of the PTCs to fund the following: (i) Colstrip Community Transition Fund, (ii) unrecovered Colstrip plant and (iii) incurred decommissioning and remediation costs for Colstrip. As PTCs will no longer be refunded to customers through the revenue requirement, a non-cash increase to revenue and deferred tax expense will be recorded as the PTCs are monetized. These entries will result in no net income impact. For the tax year ending December 31, 2020 and 2019, $39.8 million and $67.5 million of PTCs were estimated to be monetized through tax filings, respectively.

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

Variable Interest Entities
On April 12, 2017, PSE entered into a PPA with Skookumchuck Wind Energy Project, LLC (Skookumchuck) in which Skookumchuck would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely RECs to PSE over a term of 20 years. Skookumchuck commenced commercial operation in November 2020. PSE has no equity investment in Skookumchuck but is Skookumchuck’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that it is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $4.2 million was recognized in purchased electricity on the Company's consolidated statements of income and included in accounts payable on the Company's consolidated balance sheet for the year ended December 31, 2020.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
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

Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this update as of January 1, 2020, and it impacted Note 11, "Fair Value Measurements". As the amendment contemplates changes in disclosures only, it has no material impact on the Company's results of operations, cash flows, or consolidated balance sheets.

Goodwill
In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for
Goodwill Impairment." The amendment is an accounting standards update to simplify the accounting for goodwill impairment.
This accounting standard updates changes in the procedural steps in determining goodwill impairment by eliminating Step 2 from the goodwill impairment test. A goodwill impairment is measured by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2019. The Company adopted this update in 2020, and it did not have a material impact on goodwill valuation.

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020): ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company has term loans, credit agreements, and promissory notes that reference LIBOR. As of December 31, 2020, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

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
The amendments in this update are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The Company adopted this standard for the year ended December 31, 2020. Refer to Note 13, "Retirement Benefits" to the consolidated financial statements.

(3)  Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31,
Revenue from Contracts with Customers:	2020	2019	2018
Electric retail	$2,106,122	$2,132,522	$2,138,008
Natural gas retail	938,061	870,457	849,898
Other	178,208	308,111	234,187
Total revenue from contracts with customers	3,222,391	3,311,090	3,222,093
Alternative revenue programs	35,006	(18,634)	(22,852)
Other non-customer revenue	69,053	108,674	147,255
Total operating revenue	$3,326,450	$3,401,130	$3,346,496

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

Transaction Price Allocated to Remaining Performance Obligations
In December 2020, PLNG entered into a contract with one customer where PLNG is selling LNG over a 10-year delivery period beginning no later than 2024. The contract requires the customer to purchase a minimum annual quantity even if the customer does not take delivery. The price of the LNG includes a fixed charge, a fuel charge that includes both a market index and fixed margin component and other variable consideration. The fixed transaction price is allocated to the remaining performance obligations which is determined by the fixed charge components multiplied by the outstanding minimum annual quantity. Based on management’s best estimate of commencement, the Company expects to recognize this revenue over the following time periods:

(Dollars in Thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Remaining Performance Obligations	$15,359	19,710	19,454	19,454	19,454	102,135	$195,566

The Company has elected the optional exemption in ASC 606, under which the Company does not disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. The primary sources of variability are (a) fluctuating market index prices of natural gas used to determine aspects of variable pricing and (b) variation in volumes that may be delivered to the customer. Both sources of variability are expected to be resolved at or shortly before delivery of each unit of LNG or natural gas. As each unit of LNG or natural gas represents a separate performance obligation, future volumes are wholly unsatisfied.

(4)  Regulation and Rates

Regulatory Assets and Liabilities
Regulatory accounting allows PSE to defer certain costs that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs.  It similarly requires deferral of revenues or gains that are expected to be returned to customers in the future.
The net regulatory assets and liabilities at December 31, 2020, and 2019, included the following:

Puget Sound Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2020	2019
Storm damage costs electric	5 years	$108,491	$121,894
Environmental remediation	(a)	102,647	68,486
Decoupling deferrals and interest (b)	Less than 2 years	88,504	43,509
PGA receivable	2 years	87,655	132,766
PCA mechanism	N/A	82,801	41,745
Chelan PUD contract initiation	10.8 years	76,787	83,875
Deferred Washington Commission AFUDC	30 years	59,763	57,553
Lower Snake River	16.4 years	58,442	62,899
Baker Dam licensing operating and maintenance costs	(c)	54,354	56,427
Get to zero depreciation expense deferral	N/A	53,236	22,148
Unamortized loss on reacquired debt	1 to 47 years	37,991	40,177
Property tax tracker	Less than 2 years	24,860	22,442
Advanced metering infrastructure	(a)	22,652	14,845
Generation plant major maintenance, excluding Colstrip	3 to 10 years	10,494	12,744
Mint Farm ownership and operating costs	4.3 years	8,318	10,318
Energy conservation costs	(a)	8,009	25,272
Snoqualmie licensing operating and maintenance costs	(c)	7,435	7,442
Water heater rental property loss	N/A	6,973	—
Colstrip major maintenance	(d)	4,335	2,929
Washington Commission electric vehicle	N/A	3,641	1,430
Colstrip common property	3.4 years	2,472	3,188
White River relicensing and other costs	0.0 years	—	6,399
Various other regulatory assets	(a)	8,247	9,044
Total PSE regulatory assets		$918,107	$847,532
Deferred income taxes (f)	N/A	(953,987)	(946,936)
Cost of removal	(e)	(508,707)	(469,922)
Repurposed production tax credits	N/A	(79,581)	(24,823)
Production tax credits	(f)	(47,094)	(85,323)
Treasury grants	3 years	(43,164)	(101,981)
Decoupling liability	Less than 2 years	(16,448)	(8,500)
Green direct	N/A	(14,313)	(2,421)
Gain on Sale Shuffleton	N/A	(11,131)	(12,483)
Microsoft special contract regulatory liability	N/A	—	(12,661)
Various other regulatory liabilities	(a)	(10,796)	(11,500)
Total PSE regulatory liabilities		(1,685,221)	(1,676,550)
PSE net regulatory assets (liabilities)		$(767,114)	$(829,018)

__________________
(a)Amortization periods vary depending on timing of underlying transactions.
(b)Decoupling deferrals and interest includes a 24 month GAAP reserve of $(8.0) million.
(c)The FERC license requires PSE to incur various O&M expenses over the life of the 40 year and 50 year license for Snoqualmie and Baker, respectively. The regulatory asset represents the net present value of future expenditures and will be offset by actual costs incurred.
(d)Amortization to be determined in a future rate filing.
(e)The balance is dependent upon the cost of removal of underlying assets and the life of utility plant.
(f)Amortize as PTCs are utilized by PSE on its tax return.
(g)For additional information, see Note 14,"Income Taxes" to the consolidated financial statements included in Item 8 of this report.

Puget Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2020	2019
Total PSE regulatory assets	(a)	$918,107	$847,532
Puget Energy acquisition adjustments:
Regulatory assets related to power contracts	5 to 32 years	11,728	14,146
Total Puget Energy regulatory assets		929,835	861,678
Total PSE regulatory liabilities	(a)	(1,685,221)	(1,676,550)
Puget Energy acquisition adjustments:
Deferred income taxes		713	757
Regulatory liabilities related to power contracts	5 to 32 years	(95,774)	(156,597)
Various other regulatory liabilities	Varies	(1,264)	(1,265)
Total Puget Energy regulatory liabilities		(1,781,546)	(1,833,655)
Puget Energy net regulatory asset (liabilities)		$(851,711)	$(971,977)

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
In accordance with guidance provided by ASC 410, “Asset Retirement and Environmental Obligations (ARO),” PSE reclassified from accumulated depreciation to a regulatory liability $508.7 million and $469.9 million in 2020 and 2019, respectively, for the cost of removal of utility plant.  These amounts are collected from PSE’s customers through depreciation rates.

Power Cost Only Rate Case
On December 9, 2020, PSE filed its 2020 power cost only rate case (PCORC). The filing proposed an increase of $78.5 million (or an average of approximately 3.7%) in the Company's overall power supply costs with an anticipated effective date in June 2021. On February 2, 2021, PSE supplemented the PCORC to update its power costs, leading to a requested increase from $78.5 million to $88.0 million (or an average of approximately 4.1%).

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

On July 8, 2020, the Washington Commission issued its order on PSE’s GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.8% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s PGA deferral to mitigate the impact of the rate increase in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $0.9 million, or 0.05% and the natural gas increase to $1.3 million, or 0.15%. The Washington Commission also determined that the Company’s proposed attrition adjustment of $23.9 million for electric and $16.2 million for natural gas was not in the public interest at this time. The order also effectively ends the deferral of depreciation expense associated with PSE’s advanced metering infrastructure (AMI) investment while allowing the deferral on the return on AMI investments through December 31, 2019. Additional AMI investments will be evaluated in future proceedings for deferrals of return until the AMI project is complete. On July 17, 2020, PSE filed a motion for clarification with the Washington Commission seeking clarification on several items. On July 31, 2020, the Washington Commission issued an order granting PSE’s motion for clarification. The ruling adjusted certain items from the final order issued on July 8, 2020, which led to a combined net increase to electric of $59.6 million, or 2.9%, an increase of $30.1 million above the $29.5 million granted in the final order. The order also led to a combined net increase to natural gas of $42.9 million, or 5.6%, an increase of $6.4 million above the $36.5 million granted in the final order. The Washington Commission maintained adjustments which mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $27.7 million, or 1.3% and the natural gas increase to $0.2 million, or 0.02%.
On August 6, 2020, PSE filed a petition for judicial review with the Superior Court of the State of Washington for King County (Superior Court) challenging the portion of the final order that requires PSE to pass back to customers the reversal of plant-related excess deferred income taxes in a manner that may deviate from the Internal Revenue Service (IRS) normalization and consistency rules. On August 7, 2020, PSE filed a motion to stay with the Superior Court related to the portions of the final order under judicial review. On September 14, 2020, the Superior Court denied PSE's motion to stay. PSE reviewed the original Washington Commission order including the ramifications of certain tax issues and requested a Private Letter Ruling (PLR) with the IRS regarding this matter. PSE will continue to utilize the average rate assumption method (ARAM) in the turnaround of certain accelerated tax depreciation benefits on PSE assets. On September 23, 2020, PSE filed a compliance filing with the Washington Commission. The natural gas tariffs became effective October 1, 2020 and the electric tariffs on October 15, 2020. On October 7, 2020, PSE, the Washington Commission and interveners agreed to dismiss the petition for judicial review. The agreement is based on a commitment from the Washington Commission that if the IRS ruling finds that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is impermissible, the Washington Commission will open a proceeding to review and enact the changes required by the IRS ruling. There is approximately $25.6 million in annual revenue requirement related to the 2019 GRC which PSE has requested it be allowed to track in order to allow the Washington Commission to decide if it is appropriate for PSE to recover, pending the outcome of the IRS ruling.

Expedited Rate Filing Rate Adjustment
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
While the settlement agreement in the ERF provides for the pass back of plant related excess deferred income taxes that resulted from the TCJA using the ARAM methodology based on 2018 amounts through the PSE Schedule 141X tariff, the ongoing treatment of excess deferred taxes associated with non-plant-related book/tax differences and the treatment of the excess deferred taxes associated with plant related book/tax differences was left to be addressed in PSE’s GRC, which was filed on June 20, 2019. The Washington Commission also required in the ERF order that PSE pass back the deferred balance associated with the tax over-collection for the period from January 1, 2018, through April 30, 2018, as discussed above, over a one-year period which began May 1, 2019. Per PSE’s Schedule 141Y tariff, following the May 2019 through April 2020 refund period, if the residual balance of credit owed to customers will be greater than $0.1 million, PSE would submit a filing no later than July 31, 2020 with a proposal of passing back the residual balance effective September 1, 2020 through August 31, 2021. As this balance was greater than $0.1 million, PSE filed tariff revisions on July 20, 2020 and the Washington Commission approved the filing on August 27, 2020. Finally, the GRC final order determined that PSE is required to pass back 2019 and 2020 protected excess deferred tax reversals totaling $70.8 million over the 12 months following the rate effective period through PSE’s Schedule 141X tariff. The GRC final order also determined that PSE is required to pass back unprotected excess deferred tax balances totaling $38.9 million over 36 months following the rate effective period through PSE’s Schedule 141Z tariff. Further details of the outcome associated with PSE’s tax deferral filing are discussed in the ERF and GRC disclosures.

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
On December 5, 2017, the Washington Commission approved PSE’s request within the 2017 GRC to extend the decoupling mechanism with several changes to the methodology that took effect on December 19, 2017. Electric and natural gas delivery revenues continue to be recovered on a per customer basis and electric fixed production energy costs are now decoupled and recovered on the basis of a fixed monthly amount. The allowed decoupling revenue for electric and natural gas customers will no longer increase annually each January 1 as occurred prior to December 19, 2017. Approved revenue per customer costs can only be changed in a GRC or ERF. Approved electric fixed production energy costs can only be changed in a GRC or a power cost only rate case. Other changes to the decoupling methodology approved by the Washington Commission include regrouping of electric and natural gas non-residential customers and the exclusion of certain electric schedules from the decoupling mechanism going forward. The rate test, which limits the amount of revenues PSE can collect in its annual filings, increased from 3.0% to 5.0% for natural gas customers but will remain at 3.0% for electric customers. The decoupling mechanism will be reviewed again in PSE’s first rate case filed in or after 2021, or in a separate proceeding, if appropriate. PSE’s decoupling mechanism over- and under- collections will still be collectible or refundable after this effective date even if the decoupling mechanism is not extended.
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
On December 1, 2020, PSE made a tariff correction filing for Schedule 142 amortization rates, with a proposed effective date of January 1, 2021, where it proposed to zero out rates still effective past October 15, 2020 on tariff sheet Schedule 142-H, which was replaced by rates on tariff sheet Schedule 142-I effective October 15, 2020. This resulted in an over-collection from electric decoupled customers of approximately $4.3 million at year-end. As part of this filing, PSE has proposed to true up the over-collection amounts for the period of October 15, 2020 through December 31, 2020 in PSE’s annual May 2021 decoupling filing.
On December 31, 2020, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $8.0 million of electric deferred revenue will not be collected within 24 months of the annual period; therefore a reserve adjustment was booked to 2020 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2020 natural gas decoupling revenue. The previously unrecognized decoupling deferrals of $0.8 million at December 31, 2018, were recognized as decoupling revenue in the year ended December 31, 2019.

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

For the year ended December 31, 2020, in its PCA mechanism, PSE under recovered its allowable costs by $75.4 million of which $43.3 million was apportioned to customers and $2.0 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $67.2 million for the year ended December 31, 2019, of which $36.0 million amounts were apportioned to customers and accrued $1.0 million of interest on the total deferred customer balance.

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
On July 8, 2020, the Washington Commission issued the final order in Dockets UE-190529 and UG-190530, which instructed PSE to remove Schedule 95 collection on decoupling allowed rates for Microsoft Special Contracts, which will be included in allowed rates under the Decoupling Schedule 142 effective October 15, 2020.
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2019. The surcharging of deferrals can be triggered by the Company when the balance in the deferral account is a credit of $20.0 million or more. Due to concerns about the economic impact of the COVID-19 pandemic on customers, PSE voluntarily, with Washington Commission Staff support, delayed filing an increase to its Schedule 95 rates in its annual PCA report filing in Docket UE-200398, which was approved on July 30, 2020. Subsequently, PSE filed to recover the deferred balance in Docket UE-200893, effective December 1, 2020, and the Washington Commission approved PSE’s request on November 24, 2020. During 2019, actual power costs were higher than baseline power costs, thereby creating an under-recovery of $67.2 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $31.2 million of the under-recovered amount, and customers were responsible for the remaining $36.0 million, or $37.0 million including interest. As PSE had an approved balance owing from customers including interest at the start of 2019 totaling $4.7 million, the approved cumulative deferral balance for the PCA as of December 2019 is $41.7 million. As previously stated, this filing is set to collect the customer’s share of the cumulative 2019 imbalance in PSE’s PCA mechanism.

Purchased Gas Adjustment Mechanism
On April 25, 2019, the Washington Commission approved PSE’s request for an out-of-cycle change to PGA rates with the rate change taking effect May 1, 2019. The out-of-cycle PGA filing was needed to begin amortizing a large PGA commodity deferral balance that had grown due to higher than projected commodity costs during the 2018/19 winter. These higher than projected commodity costs were primarily due to an October 9, 2018, rupture and subsequent explosion on Westcoast Pipeline which is one of the major pipelines feeding PSE’s distribution system. The pipeline was repaired in October 2018, however supply capacity on the pipeline was limited over the 2018/19 winter leading to higher prices. February weather was also much colder than normal which also increased the demand for natural gas. The out-of-cycle PGA rates were effective from May 1, 2019 through April 30, 2020 and on May 1, 2020 the rates were set to zero. At the end of the recovery period, an unamortized balance of $4.9 million remained which PSE requested to be amortized in its annual PGA filing for rates effective November 1, 2020.

On October 24, 2019, the Washington Commission approved PSE’s request for November 2019 PGA rates, with the rate change taking effect on November 1, 2019. As part of that filing, PSE requested PGA rates increase annual revenue by $17.8 million, while the new tracker rates increased by annual revenue of $100.6 million; this was in addition to continuing the collection on the remaining balance of $54.0 million from the out-of-cycle PGA. The tracker rates include deferral balances for the three separate amounts: (i) $114.4 million of under collected commodity balances deferred in February and March; (ii) a $10.8 million balance of over-collected commodity costs for the 2018 PGA, and (iii) a $4.1 million remaining balance from the $54.7 million credit to customers, caused by the 2017 over-collection, established in the 2018 tracker. The high commodity deferral balances for winter months through March 2019 were the result of three noteworthy events last winter experienced by PSE: the Enbridge pipeline rupture, unusually low temperatures in February and March, and a compressor failure in February at the Jackson Prairie storage facility. Additionally, to reduce customer impact, as part of the approved PGA filing, PSE will be collecting $114.4 million commodity deferrals and related interest over a two-year period, instead of the historic one-year period, from November 2019 through October 2021. On July 8, 2020, the Washington Commission issued the final order in Dockets UE-190529 and UG-190530, which instructed PSE to extend the collection of amortization balances for the portion of PGA amortization balances originally filed through the annual November 1, 2019 PGA filing under the Supplemental Schedule 106B. The extension requires PSE to move amortization balances for PGA Schedule 106B as of August 31, 2020 to be collected from customers for a three-year period, instead of the originally approved two-year period.
On October 29, 2020, the Washington Commission approved PSE’s request for November 2020 PGA rates in Docket UG-200832, effective November 1, 2020. As part of that filing, PSE requested PGA rates increase annual revenue by $32.6 million, while the new tracker rates increased annual revenue by $37.4 million; this was in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B.

The following table presents the PGA mechanism balances and activity at December 31, 2020 and December 31, 2019:

Puget Sound Energy
(Dollars in Thousands)	At December 31,	At December 31,
PGA receivable balance and activity	2020	2019
PGA receivable beginning balance	$132,766	$9,921
Actual natural gas costs	314,792	406,162
Allowed PGA recovery	(363,886)	(289,876)
Interest	3,983	6,559
PGA receivable ending balance	$87,655	$132,766

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get To Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. For the year ended December 31, 2020 and December 31, 2019, PSE deferred $2.8 million and $21.7 million of depreciation expense for GTZ, respectively. In addition to the deferral of depreciation expense, PSE had also requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the Company’s currently authorized after tax rate of return, or 6.89% per the 2018 ERF. The GTZ accounting petition was consolidated with PSE’s 2019 GRC and on July 8, 2020, the Washington Commission issued its order in PSE’s 2019 GRC. The ruling authorized PSE to amortize deferred GTZ expenses as proposed in the original GRC filing. The ruling also allows continued deferral of the depreciation expense associated with GTZ investments not already approved for recovery with a book life of 10 years or less, through PSE's next GRC. Finally, the final order set the rate at which PSE could defer and recover carrying charges from PSE’s authorized rate of return to the quarterly interest rate established by the FERC.

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective Tariff WN U-60. The purpose of this filing is to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program puts to immediate use $11.0 million in unspent low income funds from prior years, and supplements other forms of financial assistance. The program does not require an increase to rates and is fully compatible with other low income programs. Based on the COVID-19 pandemic and resulting state of emergency, the Washington Commission allowed the tariff revisions to become effective on April 13, 2020. PSE made an additional filing on July 21, 2020 to increase the amount of electric funds available for distribution by $4.5 million under the CACAP program. The program ended on September 30, 2020.

Storm Damage Deferral Accounting
The Washington Commission issued a GRC order that defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index and qualifying costs exceed $0.5 million per qualified storm. For the year ended December 31, 2020, PSE incurred $21.8 million in storm-related electric transmission and distribution system restoration costs, of which the Company deferred $11.2 million as regulatory assets related to storms that occurred in 2020. This compares to $39.3 million incurred in storm-related electric transmission and distribution system restoration costs for the year ended December 31, 2019, of which the Company deferred $0.4 million and $28.5 million as regulatory assets related to storms that occurred in 2018 and 2019, respectively. Under the December 5, 2017, Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

Environmental Remediation
The Company is subject to environmental laws and regulations by the federal, state and local authorities and is required to undertake certain environmental investigative and remedial efforts as a result of these laws and regulations.  The Company has been named by the Environmental Protection Agency (EPA), the Washington State Department of Ecology and/or other third parties as potentially responsible at several contaminated sites and former manufactured gas plant sites.  In accordance with the guidance of ASC 450, “Contingencies,” the Company reviews its estimated future obligations and will record adjustments, if any, on a quarterly basis.  Management believes it is probable and reasonably estimable that the impact of the potential outcomes of disputes with certain property owners and other potentially responsible parties will result in environmental remediation costs of $43.7 million for natural gas and $48.0 million for electric.  The Company believes a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties or from customers under a Washington Commission order.  The Company is also subject to cost-sharing agreements with third parties regarding environmental remediation projects in Seattle, Tacoma, Everett, and Bellingham, Washington. The Company has taken the lead for the projects, and as of December 31, 2020, the Company’s share of future remediation costs is estimated to be approximately $35.7 million. The Company's deferred electric environmental costs are $51.8 million and $13.7 million at December 31, 2020 and 2019, respectively, net of insurance proceeds. The Company's deferred natural gas environmental costs are $50.9 million and $54.8 million at December 31, 2020 and 2019, respectively, net of insurance proceeds.

(5)  Dividend Payment Restrictions

The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At December 31, 2020, approximately $1.1 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.1% at December 31, 2020, and the EBITDA to interest expense was 5.2 to 1.0 for the twelve months ended December 31, 2020.

PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.4 to 1.0 for the twelve months ended December 31, 2020.
At December 31, 2020, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

(6)  Utility Plant

The following table presents electric, natural gas and common utility plant classified by account:

		Puget Energy		Puget Sound Energy
Utility Plant	Estimated Useful Life	December 31,		December 31,
(Dollars in Thousands)	(Years)	2020	2019	2020	2019
Distribution plant	20-65	$7,028,731	$6,602,934	$8,592,720	$8,185,700
Production plant	12-90	3,096,092	3,066,792	3,767,014	3,743,493
Transmission plant	43-75	1,494,781	1,463,288	1,601,731	1,571,186
General plant	5-75	697,501	698,275	726,327	731,279
Intangible plant (including capitalized software)[1]	3-50	779,767	735,826	770,317	726,383
Plant acquisition adjustment	N/A	242,826	242,826	282,792	282,792
Underground storage	25-60	39,498	37,511	52,927	50,963
Liquefied natural gas storage	25-60	12,628	12,628	14,498	14,498
Plant held for future use	N/A	45,929	46,233	46,081	46,385
Recoverable Cushion Gas	N/A	8,655	8,655	8,655	8,655
Plant not classified	N/A	384,794	316,923	384,794	316,923
Finance leases, net of accumulated amortization[2]	N/A	881	1,488	881	1,488
Less: accumulated provision for depreciation		(3,671,094)	(3,236,240)	(6,087,748)	(5,682,606)
Subtotal		$10,160,989	$9,997,139	$10,160,989	$9,997,139
Construction work in progress		712,204	591,199	712,204	591,199
Net utility plant		$10,873,193	$10,588,338	$10,873,193	$10,588,338
_______________________
1.Intangible assets include capitalized software and franchise agreements with useful lives ranging between 3-10 years and 10-50 years, respectively.
2.At December 31, 2020, and 2019, accumulated amortization of capital leases at Puget Energy and PSE was $1.6 million and $1.0 million, respectively.

Jointly owned generating plant service costs are included in utility plant service cost at the Company's ownership share.  The Company provides financing for its ownership interest in the jointly owned utility plants. The following tables indicate the Company’s percentage ownership and the extent of the Company’s investment in jointly owned generating plants in service at December 31, 2020.  These amounts are also included in the Utility Plant table above. The Company's share of fuel costs and operating expenses for plant in service are included in the corresponding accounts in the Consolidated Statements of Income.

Puget Energy
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Construction Work in Progress	Accumulated Depreciation
Colstrip Units 3 & 4	Coal	25.00%	$328,967	$—	$(118,546)
Frederickson 1	Natural Gas	49.85	62,519	—	(14,533)
Jackson Prairie	Natural Gas	33.34	38,843	1,725	(9,620)
Tacoma LNG	Natural Gas	various	—	439,264	—

Puget Sound Energy
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Construction Work in Progress	Accumulated Depreciation
Colstrip Units 3 & 4	Coal	25.00%	$587,424	$—	$(377,003)
Frederickson 1	Natural Gas	49.85	68,586	—	(20,601)
Jackson Prairie	Natural Gas	33.34	52,927	1,725	(23,705)
Tacoma LNG	Natural Gas	various	—	207,700	—

In June 2019, Talen, the plant operator of Colstrip 1&2, announced a plan to shut down as of December 31, 2019. The Company retired Colstrip 1&2 from Utility Plant and transferred the unrecovered plant amount of $126.5 million to regulatory assets, offset by depreciation as included in base rates until the 2019 GRC became effective in October 2020. Consistent with the GRC settlement in 2017, monetization of the PTCs will fund the following: (i) Colstrip Community Transition Fund, (ii) unrecovered Colstrip plant and (iii) incurred decommissioning and remediation costs for Colstrip. At December 31, 2020, and December 31, 2019, the unrecovered plant for Colstrip 1&2 was fully offset with PTCs.

Asset Retirement Obligation
The Company has recorded liabilities for steam generation sites, combustion turbine generation sites, wind generation sites, distribution and transmission poles, natural gas mains, liquefied natural gas storage sites, and leased facilities where disposal is governed by ASC 410-20 “Asset Retirement and Environmental Obligations" (ARO).
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
The CCR rule and two legal agreements which include a consent decree with the Sierra Club and a settlement agreement with the Sierra Club and the National Wildlife Federation in 2016 made changes to the Company’s Colstrip operations, which were reviewed by the Company and the plant operator in 2015 and 2016. PSE had previously recognized a legal obligation in 2003 under the EPA rules to dispose of coal ash material at Colstrip.
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

For the twelve months ended December 31, 2020, the Company reviewed the estimated remediation costs at Colstrip and increased the Colstrip ARO liability by $29.7 million for Colstrip Units 1 and 2 and $2.0 million for Colstrip Units 3 and 4. The environmental remediation liability for Colstrip Units 1 and 2 increased $39.0 million during the same period. The 2020 increase to these Colstrip related liabilities is primarily due to remediation plans approved by the Montana Department of Environmental Quality under a 2012 settlement between the plant operator and the state for the remaining sites at Colstrip. The plant operator is currently contesting the approved plan for Colstrip 1 & 2 under the defined process in the settlement with the state. The Company has recorded the incremental costs for this change under ASC 410-20 “Asset Retirement and Environmental Obligations" and ASC 410-30 “Environmental Remediation". For the twelve months ended December 31, 2019, the company increased the Colstrip ARO liability by $4.2 million for Colstrip Units 1 and 2, and increased $0.5 million for Colstrip Units 3 and 4. The 2019 change to the Colstrip ARO liability is primarily based on the plant site remedy report approved by the Montana Department of Environmental Quality. For the twelve months ended December 31, 2020 and 2019, the Company also recorded the Colstrip relief of liability of $9.6 million and $12.4 million, respectively. In addition, the Company recorded Tacoma LNG facility ARO liability of $3.3 million and $3.0 million for PSE and $7.4 million and $4.3 million for Puget LNG as of December 31, 2020 and December 31, 2019, respectively. The 2020 and 2019 increases to the Tacoma LNG facility ARO liabilities are primarily due to continued construction of the plant.

Puget Energy and Puget Sound Energy	December 31,
(Dollars in Thousands)	2020	2019
Asset retirement obligation at beginning of the period	$181,353	$182,203
Relief of liability	(9,647)	(12,449)
Revisions in estimated cash flows	38,677	5,922
Accretion expense	5,780	5,677
Asset retirement obligation at end of period[1]	$216,163	$181,353
___________________
1.Asset retirement obligations include $7.4 million and $4.3 million for Puget LNG held only at Puget Energy as of December 31, 2020, and 2019, respectively.

The Company has identified the following obligations, as defined by ASC 410, “ARO,” which were not recognized because the liability for these assets cannot be reasonably estimated at December 31, 2020:
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
•An obligation to pay decommissioning costs at the end of utility service franchise agreements to restore the surface of the franchise area. The decommissioning costs related to facilities at the franchise area could not be measured since the decommissioning date is indeterminable; therefore, the liability cannot be reasonably estimated; and
•A potential legal obligation may arise upon the expiration of an existing FERC hydropower license if the FERC orders the project to be decommissioned, although PSE contends that the FERC does not have such authority.  Given the value of ongoing generation, flood control and other benefits provided by these projects, PSE believes that the potential for decommissioning is remote and cannot be reasonably estimated.

(7)  Long-Term Debt

The following table presents outstanding long-term debt principal amounts and due dates as of 2020 and 2019:

(Dollars in Thousands)			December 31,
Series	Type	Due	2020	2019
Puget Sound Energy:
7.150%	First Mortgage Bond	2025	$15,000	$15,000
7.200%	First Mortgage Bond	2025	2,000	2,000
7.020%	Senior Secured Note	2027	300,000	300,000
7.000%	Senior Secured Note	2029	100,000	100,000
3.900%	Pollution Control Bond	2031	138,460	138,460
4.000%	Pollution Control Bond	2031	23,400	23,400
5.483%	Senior Secured Note	2035	250,000	250,000
6.724%	Senior Secured Note	2036	250,000	250,000
6.274%	Senior Secured Note	2037	300,000	300,000
5.757%	Senior Secured Note	2039	350,000	350,000
5.795%	Senior Secured Note	2040	325,000	325,000
5.764%	Senior Secured Note	2040	250,000	250,000
4.434%	Senior Secured Note	2041	250,000	250,000
5.638%	Senior Secured Note	2041	300,000	300,000
4.300%	Senior Secured Note	2045	425,000	425,000
4.223%	Senior Secured Note	2048	600,000	600,000
3.250%	Senior Secured Note	2049	450,000	450,000
4.700%	Senior Secured Note	2051	45,000	45,000
*	Debt discount, issuance cost and other	*	(35,816)	(37,718)
Total PSE long-term debt			$4,338,044	$4,336,142
Puget Energy:
*	Fair value adjustment of PSE long-term debt	*	$(165,357)	$(173,865)
*	Revolving Credit Agreement	2023	14,700	24,100
*	Term Loan Agreement[2]	2021	—	174,000
*	Term Loan Agreement	2022	210,000	210,000
6.000%	Senior Secured Note[1]	2021	—	500,000
5.625%	Senior Secured Note	2022	450,000	450,000
3.650%	Senior Secured Note	2025	400,000	400,000
4.100%	Senior Secured Note	2030	650,000	—
*	Debt discount, issuance cost and other	*	(4,947)	(52)
Total Puget Energy long-term debt			$5,892,440	$5,920,325
___________________
*Not Applicable.
1. 6.000% Senior Secured Note in the amount of $500.0 million was classified on the Balance Sheet as short-term debt as of August 31, 2020.
2.Term Loan Agreement in the amount of $24.0 million was classified on the Balance Sheet as short-term debt as of October 1, 2020.

PSE's senior secured notes will cease to be secured by the pledged first mortgage bonds on the date that all of the first mortgage bonds issued and outstanding under the electric or natural gas utility mortgage indenture have been retired.  As of December 31, 2020, the latest maturity date of the first mortgage bonds, other than pledged first mortgage bonds, is December 22, 2025.

Puget Energy Long-Term Debt
In April 2019, Puget Energy entered into an additional $24.0 million of supplemental loans under the expansion feature of the term loan agreement with the existing lenders. All other terms and conditions of the agreement remain unchanged. The proceeds from the term loan and supplemental loans were used to repay borrowings under the revolving credit facility, which carries a higher interest rate.
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
On May 19, 2020, Puget Energy issued $650.0 million of senior secured notes (Notes) at an interest rate of 4.1%. The Notes pay interest semi-annually and are due to mature on June 15, 2030. On May 26, 2020, proceeds from the issuance of the Notes were used to pay $150.0 million under our term loan credit facility, pay $31.6 million of our revolving credit facility, and to redeem $450.0 million in principal amount of the 6.5% senior secured notes due December 15, 2020 and to pay related fees and expenses.
On June 18, 2020, Puget Energy redeemed the $450.0 million senior secured notes due December 15, 2020 and paid related fees and expenses for a total redemption price of $463.2 million. Excluding the repayment of the $450.0 million principal amount and $0.3 million of unamortized debt discount and issuance cost, the extinguishment incurred a $13.5 million loss, which includes $0.4 million of accrued interest expense and is reported in the Puget Energy "Interest Expense" line item as of December 31, 2020.
At December 31, 2020, Puget Energy maintained an $800.0 million credit facility, of which $14.7 million was drawn and outstanding under the facility.

Puget Sound Energy Long-Term Debt
On August 2, 2019, PSE filed a new shelf registration statement under which it may issue up to $1.0 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $550.0 million was available under the registration. The shelf registration will expire in August 2022.
Substantially all utility properties owned by PSE are subject to the lien of the Company’s electric and natural gas mortgage indentures.  To issue additional first mortgage bonds under these indentures, PSE’s earnings available for interest must exceed certain minimums as defined in the indentures.  At December 31, 2020, the earnings available for interest exceeded the required amount.
On August 30, 2019, PSE issued $450.0 million of senior notes at an interest rate of 3.25%.  The notes pay interest semi-annually and are due to mature on September 15, 2049. Proceeds from the sale of the notes were used to repay outstanding short term debt under the Company’s commercial paper program.

Long-Term Debt Maturities
The principal amounts of long-term debt maturities for the next five years and thereafter are as follows:

(Dollars in Thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Maturities of:
PSE	$2,412	$—	$—	$—	$17,000	$4,356,860	$4,376,272
Puget Energy	524,000	660,000	14,700	—	400,000	650,000	2,248,700
Total long-term debt	$526,412	$660,000	$14,700	$—	$417,000	$5,006,860	$6,624,972

(8)  Liquidity Facilities and Other Financing Arrangements

As of December 31, 2020, and 2019, PSE had $373.8 million and $176.0 million in short-term debt outstanding, respectively.  Outside of the consolidation of PSE’s short-term debt, Puget Energy had no short-term debt outstanding in either year as borrowings under its credit facility are classified as long-term.  PSE’s weighted-average interest rate on short-term debt, including borrowing rate, commitment fees and the amortization of debt issuance costs, during 2020 and 2019 was 2.0% and 3.4%, respectively.  As of December 31, 2020, PSE and Puget Energy had several committed credit facilities that are described below.

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
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, places limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of December 31, 2020, PSE was in compliance with all applicable covenant ratios.
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
As of December 31, 2020, no amounts were drawn and outstanding under PSE's credit facility. No letters of credit were outstanding and $373.8 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.7 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  As of December 31, 2020, there was no outstanding balance under the Note.

Puget Energy
Credit Facility
In October 2017, Puget Energy entered into a new $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, interest rate options, financial covenant, and expansion feature remain substantially the same. On September 25, 2019, with no changes to the size, terms or conditions, the maturity of the unsecured revolving credit facility was extended for one year. The facility now matures in October 2023. As of December 31, 2020, there was $14.7 million drawn and outstanding under the facility. The Puget Energy revolving senior secured credit facility also has an expansion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
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

The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of December 31, 2020, Puget Energy was in compliance with all applicable covenants.

(9)  Leases

PSE has operating leases for buildings for corporate offices and operations, real estate for operating facilities and the PSE and PLNG LNG facility, land for our wind farms, and vehicles for PSE’s fleet. The finance leases are for office printers. The leases have remaining lease terms of less than a year to 49 years. PSE's ROU assets and lease liabilities include options to extend leases when it is reasonably certain that PSE will exercise that option.
During the fourth quarter of 2019, PSE became reasonably certain to exercise an option to extend its lease at the Port of Tacoma for an additional 25 years as a result of the approval of the Notice of Construction permit for the Tacoma LNG facility. This remeasurement resulted in an increase of the Operating lease right-of-use asset and Operating lease liabilities of $14.7 million.

The components of lease cost were as follows:

Puget Energy and Puget Sound Energy	Year Ended December 31,	Year Ended December 31,
(Dollars in Thousands)	2020	2019
Finance lease cost:
Amortization of right-of-use asset	$607	$562
Interest on lease liabilities	34	40
Total finance lease cost	$641	$602

Operating lease cost[1]	$21,983	$20,639
_______________
1.Includes $1.0 million allocated to PLNG at Puget Energy related to the Port of Tacoma lease or both of the years ended December 31, 2020 and December 31, 2019, respectively.

Supplemental cash flow information related to leases was as follows:

Puget Energy and Puget Sound Energy	Year Ended December 31,	Year Ended December 31,
(Dollars in Thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$15,305	$14,104
Investing cash flow for operating leases[1]	6,678	6,535
Operating cash flow for finance leases	34	40
Financing cash flow for finance leases	607	562
Non-cash disclosure upon commencement of new lease
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,302	$5,976
Right-of-use assets obtained in exchange for new finance lease liabilities	—	745
Non-cash disclosure upon modification of existing lease
Modification of operating lease right-of-use assets	$—	$14,712
_______________
1 Includes $1.0 million allocated to PLNG at Puget Energy related to the Port of Tacoma lease for both of the years ended December 31, 2020 and December 31, 2019, respectively.

Supplemental balance sheet information related to leases was as follows:

Puget Sound Energy
(Dollars in Thousands)	At December 31,	At December 31,
Operating Leases	2020	2019
Operating lease right-of-use asset	$172,167	$183,048

Operating leases liabilities current	19,204	15,862
Operating lease liabilities long-term	160,980	174,327
Total Operating lease liabilities:	$180,184	$190,189

Finance Leases
Common Plant	$881	$1,488

Other current liabilities	475	669
Other deferred credits	320	811
Total finance lease liabilities	$795	$1,480

Weighted Average Remaining Lease Term
Operating leases	18.97 Years	19.24 Years
Finance leases	2.00 Years	2.76 Years

Weighted Average Discount Rate
Operating leases	3.59%	3.59%
Finance leases	2.98%	2.98%

The following tables summarize the Company’s estimated future minimum lease payments as of December 31, 2020, and December 31, 2019, respectively:

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2021	$23,170	$508
2022	22,785	279
2023	22,345	98
2024	21,613	—
2025	18,249	—
Thereafter	144,912	—
Total lease payments	$253,074	$885
Less imputed interest	(72,890)	(90)
Total net present value	$180,184	$795

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2020	$22,500	$643
2021	22,527	508
2022	21,856	279
2023	21,415	98
2024	20,690	—
Thereafter	160,410	—
Total lease payments	$269,398	$1,528
Less imputed interest	(79,209)	(48)
Total net present value	$190,189	$1,480

PSE adopted ASU 2016-02 in 2019 and elected the modified transition method practical expedient. Consequently, comparative period disclosures are presented in accordance with ASC 840. Operating lease expense, which includes both cancellable and non-cancellable leases, net of sublease receipts are presented in the following table.

(Dollars in Thousands)	Operating Lease Expense
Year Ended December 31,
2018	$34,093

Leases Not Yet Commenced

During 2020, PSE entered into two leases for two service centers located in Kent and Puyallup, Washington. The Kent service center lease is expected to commence in 2021 and the Puyallup service center lease is expected to commence in 2022. These leases are expected to result in material rights and obligations upon commencement and will be classified as finance leases.

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	Volumes (millions)		Assets[1]		Liabilities²
	2020	2019	2020	2019	2020	2019
Electric portfolio derivatives	*	*	$22,544	$19,933	$46,922	$17,504
Natural gas derivatives (MMBtus)[3]	320	316	19,276	11,375	14,352	8,617
Total derivative contracts			$41,820	$31,308	$61,274	$26,121
Current			33,015	23,626	31,441	13,428
Long-term			8,805	7,682	29,833	12,693
Total derivative contracts			$41,820	$31,308	$61,274	$26,121
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
*Electric portfolio derivatives consist of electric generation fuel of 212.2 million One Million British Thermal Units (MMBtus) and purchased electricity of 6.6 million megawatt hours (MWhs) at December 31, 2020, and 229.3 million MMBtus and 10.4 million MWhs at December 31, 2019.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
December 31, 2020
(Dollars in Thousands)	Gross Amount Recognized in the Consolidated Balance Sheet[1]	Gross Amounts Offset in the Consolidated Balance Sheet	Net of Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Commodity Contracts[2]	Cash Collateral Received/Pledged	Net Amount
Assets:
Energy derivative contracts	$41,820	$—	$41,820	$(21,696)	$—	$20,124
Liabilities:
Energy derivative contracts	61,274	—	61,274	(21,696)	(9,343)	30,235

Puget Energy and Puget Sound Energy
December 31, 2019
(Dollars in Thousands)	Gross Amount Recognized[1]	Gross Amounts Offset in the Consolidated Balance Sheet	Net of Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Commodity Contracts[2]	Cash Collateral Received/Pledged	Net Amount
Assets
Energy Derivative Contracts	$31,308	$—	$31,308	$(14,922)	$—	$16,386
Liabilities
Energy Derivative Contracts	26,121	—	26,121	(14,922)	2,000	13,199

__________
1.All Derivative Contract deals are executed under ISDA, NAESB and WSPP Master Netting Agreements with Right of set-off.
2.Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.

The following tables present the effect and locations of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Year Ended December 31,
(Dollars in Thousands)	Location	2020	2019	2018
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$5,534	$16,970	$23,186
Realized	Electric generation fuel	5,246	10,828	26,222
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(32,341)	(20,544)	18,476
Realized	Purchased electricity	(14,958)	48,686	12,240
Total gain (loss) recognized in income on derivatives		$(36,519)	$55,940	$80,124

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of December 31, 2020, approximately 98.6% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated investment grade by rating agencies and 1.4% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.

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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against unrealized gain (loss) positions. As of December 31, 2020, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of December 31, 2020, PSE had cash posted as collateral of $17.9 million related to contracts executed on the ICE platform. Also, as of December 31, 2020, PSE had $3.0 million in cash posted as collateral and a $1.0 million letter of credit posted as a condition of transacting on the ICE NGX Exchange. PSE did not trigger any collateral requirements with any of its counterparties during the twelve months ended December 31, 2020, nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy	December 31,
(Dollars in Thousands)	2020			2019
Contingent Feature	Fair Value[1] Liability	Posted Collateral	Contingent Collateral	Fair Value[1] Liability	Posted Collateral	Contingent Collateral
Credit rating[2]	$26,966	$—	$26,966	$6,110	$—	$6,110
Requested credit for adequate assurance	6,576	—	—	5,253	—	—
Forward value of contract[3]	9,343	20,903	N/A	—	14,827	N/A
Total	$42,885	$20,903	$26,966	$11,363	$14,827	$6,110
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
The Company considers its electric and natural gas contracts as Level 2 derivative instruments as such contracts are commonly traded as over-the-counter forwards with indirectly observable price quotes. However, certain energy derivative instruments with maturity dates falling outside the range of observable price quotes or that are transacted at illiquid delivery locations are classified as Level 3 in the fair value hierarchy. Management's assessment is based on the trading activity in real-time and forward electric and natural gas markets. Each quarter, the Company confirms the validity of pricing-service quoted prices used to value Level 2 commodity contracts with the actual prices of commodity contracts entered into during the most recent quarter.

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $52.7 million and $51.5 million at December 31, 2020, and 2019, respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		December 31, 2020		December 31, 2019
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$5,667,740	$7,755,946	$5,512,225	$7,004,316
Long-term debt (variable-rate), net of discount	2	224,700	224,700	408,100	408,100
Total		$5,892,440	$7,980,646	$5,920,325	$7,412,416

Puget Sound Energy		December 31, 2020		December 31, 2019
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,338,044	$6,086,358	$4,336,142	$5,571,818
Total		$4,338,044	$6,086,358	$4,336,142	$5,571,818
_______________
1.The carrying value includes debt issuances costs of $22.7 million and $24.1 million for December 31, 2020, and 2019, respectively, which are not included in fair value.
2.The carrying value includes debt issuances costs of $22.9 million and $24.4 million for December 31, 2020, and 2019, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Fair Value			Fair Value
	December 31, 2020			December 31, 2019
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric Derivative Instruments	$21,947	$597	$22,544	$19,282	$651	$19,933
Gas Derivative Instruments	19,139	137	19,276	9,852	1,523	11,375
Total derivative assets	$41,086	$734	$41,820	$29,134	$2,174	$31,308
Liabilities:
Electric Derivative Instruments	$22,607	$24,315	$46,922	$13,474	$4,030	$17,504
Gas Derivative Instruments	13,080	1,272	14,352	8,376	241	8,617
Total derivative liabilities	$35,687	$25,587	$61,274	$21,850	$4,271	$26,121

Puget Energy and Puget Sound Energy	Year Ended December 31,
Level 3 Roll-Forward Net Asset(Liability)	2020			2019			2018
(Dollars in Thousands)	Electric	Natural Gas	Total	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(3,379)	$1,282	$(2,097)	$1,362	$1,673	$3,035	$1,098	$1,923	$3,021
Changes during period
Realized and unrealized energy derivatives:
Included in earnings[1]	(23,559)	—	(23,559)	3,558	—	3,558	34,604	—	34,604
Included in regulatory assets / liabilities	—	(1,049)	(1,049)	—	3,151	3,151	—	6,075	6,075
Settlements[2]	3,220	(1,368)	1,852	(11,265)	(4,708)	(15,973)	(33,067)	(7,197)	(40,264)
Transferred into Level 3	—	—	—	4,390	(398)	3,992	(1,987)	—	(1,987)
Transferred out Level 3	—	—	—	(1,424)	1,564	$140	714	872	$1,586
Balance at end of period	$(23,718)	$(1,135)	$(24,853)	$(3,379)	$1,282	$(2,097)	$1,362	$1,673	$3,035

__________________
1.Income Statement classification: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(21.3) million, $(3.2) million and $1.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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
In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month and reported in the Level 3 Roll-forward table above. The Company did not have any transfers between Level 2 and Level 1 during the years ended December 31, 2020, 2019, and 2018. The Company does transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances the Company uses a more liquid price point and adjusts the price for transportation costs to the illiquid locations to serve as a proxy for market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs.
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts.

Below are the forward price ranges for the Company's commodity contracts, as of December 31, 2020:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted
Electricity	$597	$24,315	Discounted cash flow	Power Prices (per MWh)	$22.82	$41.66	$31.54
Natural Gas	$137	$1,272	Discounted cash flow	Natural Gas Prices (per MMBtu)	$1.89	$3.42	$2.47
_______________
1    The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At December 31, 2020, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $5.5 million.

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
Puget Energy evaluated the triggering event criteria in ASC 360 during 2019 and determined there was no indication of impairment of its power purchase contracts. During 2020, decreases in forward power prices and decreases in forecasted revenue and cost estimates indicated the carrying value of Puget Energy’s power purchase contracts may not have been recoverable. Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets. In 2020, the following impairments were recorded to the Company's intangible asset contracts, with corresponding reductions to the regulatory liability as follows:

Puget Energy
(Dollars in Thousands)
Valuation Date	Contract Name	Carrying Value	Fair Value	Write Down
March 31, 2020	Rocky Reach	$147,168	$94,603	$52,565
Total 2020 Impairments				$52,565

The valuations were measured using a discounted cash flow, income-based valuation methodology. Significant inputs included forward electricity prices and power contract pricing which provided future net cash flow estimates classified as Level 3 within the fair value hierarchy. A less significant input is the discount rate reflective of PSE's cost of capital used in the valuation.

Below are significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value in 2020, there were no such impairments in 2019:

Puget Energy
Valuation Date	Contract	Unobservable Input	Low	High	Average
March 31, 2020	Rocky Reach	Power prices (per MWh)	$10.23	$38.84	$24.43
		Power contract costs per quarter (in thousands)	6,308	7,085	6,468

(12)  Employee Investment Plans

The Company's Investment Plan is a qualified employee 401(k) plan, under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options.  PSE’s contributions to the employee Investment Plan were $22.1 million, $21.7 million and $20.7 million for the years 2020, 2019, and 2018, respectively.  The employee Investment Plan eligibility requirements are set forth in the plan documents.
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
In addition to providing pension benefits, PSE provides legacy group health care and life insurance benefits (Other Benefits) for certain retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums, paid primarily by retirees, are based on the benefits provided during the prior year. On June 11, 2019, the Welfare Benefits Committee approved the termination of this benefit effective December 31, 2019, and the creation of a Retiree Health Reimbursement Account (HRA) Plan effective January 1, 2020. No eligible individual may become a participant or covered dependent in the Plan on or after January 1, 2020, and no benefits will be payable under insurance contracts or the Plan on or after January 1, 2020. Effective January 1, 2020, assets in the 401(h) account are allocated to the Retiree HRA instead of the Plan to cover the Company's portion of premiums for health benefits for retiree and their beneficiaries.
Puget Energy's retirement plans were remeasured as a result of the merger in 2009, which represents the difference between Puget Energy and PSE's retirement plans.
The following tables summarize the Company’s change in benefit obligation, change in plan assets and amounts recognized in the Statements of Financial Position for the years ended December 31, 2020, and 2019:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$774,305	$677,643	$63,000	$55,708	$11,627	$10,636
Amendments	—	—	—	—	44	9,049
Service cost	24,337	22,656	756	1,023	190	61
Interest cost	25,180	28,913	1,464	2,314	368	410
Curtailment Loss / (Gain)	—	—	—	—	—	(7,486)
Actuarial loss (gain)	69,413	84,272	3,663	6,756	604	(287)
Benefits paid	(42,775)	(36,740)	(22,141)	(2,801)	(906)	(982)
Medicare part D subsidy received	—	—	—	—	187	226
Administrative expense	(1,077)	(2,439)	—	—	—	—
Benefit obligation at end of period	$849,383	$774,305	$46,742	$63,000	$12,114	$11,627

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Change in plan assets:
Fair value of plan assets at beginning of period	$753,042	$640,242	$—	$—	$6,289	$5,960
Actual return on plan assets	107,409	133,939	—	—	278	1,006
Employer contribution	18,000	18,000	22,141	2,801	257	305
Benefits paid	(42,775)	(36,740)	(22,141)	(2,801)	(906)	(982)
Administrative expense	(1,021)	(2,399)	—	—	—	—
Fair value of plan assets at end of period	$834,655	$753,042	$—	$—	$5,918	$6,289
Funded status at end of period	$(14,728)	$(21,263)	$(46,742)	$(63,000)	$(6,196)	$(5,338)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Amounts recognized in Consolidated Balance Sheet consist of:
Noncurrent assets	$—	$—	$—	$—	$—	$—
Current liabilities	—	—	(6,763)	(22,604)	(293)	(308)
Noncurrent liabilities	(14,728)	(21,263)	(39,979)	(40,396)	(5,903)	(5,030)
Net assets (liabilities)	$(14,728)	$(21,263)	$(46,742)	$(63,000)	$(6,196)	$(5,338)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Pension Plans with an Accumulated Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$849,383	$774,305	$46,742	$63,000	$12,114	$11,627
Accumulated benefit obligation	837,455	762,838	44,033	59,988	12,070	11,604
Fair value of plan assets	834,655	753,042	—	—	5,918	6,289

The following tables summarize Puget Energy's and PSE's pension benefit amounts recognized in accumulated other comprehensive income (AOCI) for the years ended December 31, 2020, and 2019:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$98,010	$94,319	$11,738	$15,003	$600	$(197)
Prior service cost (credit)	(1,904)	(3,884)	927	1,276	44	—
Total	$96,106	$90,435	$12,665	$16,279	$644	$(197)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$210,317	$217,502	$12,504	$16,473	$489	$(364)
Prior service cost (credit)	(1,513)	(3,086)	927	1,276	44	—
Total	$208,804	$214,416	$13,431	$17,749	$533	$(364)

The following tables summarize Puget Energy's and PSE's net periodic benefit cost for the years ended December 31, 2020, 2019, and 2018.

Puget Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$24,337	$22,656	$22,757	$756	$1,023	$847	$190	$61	$69
Interest cost	25,180	28,913	27,303	1,464	2,314	2,120	368	410	444
Expected return on plan assets	(49,902)	(50,249)	(50,202)	—	—	—	(389)	(393)	(472)
Amortization of prior service cost (credit)	(1,980)	(1,980)	(1,980)	349	331	1,580	—	—	—
Amortization of net loss (gain)	8,160	1,151	2,187	2,122	1,365	42	(82)	(374)	(335)
Net periodic benefit cost	$5,795	$491	$65	$4,691	$5,033	$4,589	$87	$(296)	$(294)

Puget Sound Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$24,337	$22,656	$22,757	$756	$1,023	$847	$190	$61	$69
Interest cost	25,180	28,913	27,303	1,464	2,314	2,120	368	410	444
Expected return on plan assets	(49,910)	(50,267)	(50,240)	—	—	—	(389)	(393)	(472)
Amortization of prior service cost (credit)	(1,573)	(1,573)	(1,573)	349	333	44	—	—	—
Amortization of net loss (gain)	19,043	12,877	14,917	2,385	1,733	2,069	(137)	(562)	(556)
Net periodic benefit cost	$17,077	$12,606	$13,164	$4,954	$5,403	$5,080	$32	$(484)	$(515)

The following tables summarize Puget Energy's and PSE's benefit obligations recognized in other comprehensive income (OCI) for the years ended December 31, 2020, and 2019:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$11,851	$541	$3,663	$6,756	$715	$(900)
Amortization of net (loss) gain	(8,160)	(1,151)	(2,122)	(1,365)	82	374
Settlements, mergers, sales, and closures	—	—	(4,806)	—	—	2,892
Prior service cost (credit)	—	—	—	—	44	—
Amortization of prior service (cost) credit	1,980	1,980	(349)	(331)	—	—
Total change in other comprehensive income for year	$5,671	$1,370	$(3,614)	$5,060	$841	$2,366

Puget Sound Energy	Qualified Pension Benefit		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2020	2019	2020	2019	2020	2019
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$11,858	$559	$3,663	$6,756	$715	$(900)
Amortization of net (loss) gain	(19,043)	(12,877)	(2,385)	(1,733)	137	562
Settlements, mergers, sales, and closures	—	—	(5,248)	—	—	3,832
Prior service cost (credit)	—	—	—	—	44	—
Amortization of prior service (cost) credit	1,573	1,573	(349)	(333)	—	—
Total change in other comprehensive income for year	$(5,612)	$(10,745)	$(4,319)	$4,690	$896	$3,494

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2021, are expected to be at least $18.0 million, $6.8 million and $0.3 million, respectively.

Assumptions
In accounting for pension and other benefit obligations and costs under the plans, the following weighted-average actuarial assumptions were used by the Company:

	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
Benefit Obligation Assumptions	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	2.70%	3.35%	4.40%	2.70%	3.35%	4.40%	2.70%	3.35%	4.40%
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Interest crediting rate	4.00	4.00	4.00	N/A	N/A	N/A	N/A	N/A	N/A
Medical trend rate[1]	—	—	—	—	—	—	N/A	N/A	7.60
Benefit Cost Assumptions
Discount rate	3.35	4.40	4.40	3.35	4.40	4.40	3.35	4.40	4.40
Return on plan assets	7.15	7.50	7.50	—	—	—	7.00	7.00	7.00
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Interest crediting rate	4.00	4.00	4.00	N/A	N/A	N/A	N/A	N/A	N/A
Medical trend rate[1]	—	—	—	—	—	—	N/A	N/A	7.60

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
The discount rates were determined by using market interest rate data and the weighted-average discount rate from Citigroup Pension Liability Index Curve.  The Company also takes into account in determining the discount rate the expected changes in market interest rates and anticipated changes in the duration of the plan liabilities. The Company's projected benefit obligation for pension plans experienced an actuarial loss of $69.4 million in 2020. This is primarily due to the decrease in the discount rate used in measuring the benefit obligation.

Plan Benefits
The expected total benefits to be paid during the next five years and the aggregate total to be paid for the five years thereafter are as follows:

(Dollars in Thousands)	2021	2022	2023	2024	2025	2025-2029
Qualified Pension total benefits	$46,500	$47,300	$48,900	$49,900	$51,200	$261,000
SERP Pension total benefits	6,763	1,901	3,773	6,552	8,041	16,217
Other Benefits total with Medicare Part D subsidy	816	968	936	904	876	3,931
Other Benefits total without Medicare Part D subsidy	997	968	936	904	876	3,931

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
The following table sets forth by level, within the fair value hierarchy, the qualified pension plan as of December 31, 2020, and 2019:

	Recurring Fair Value Measures				Recurring Fair Value Measures
	December 31, 2020				December 31, 2019
(Dollars in Thousands)	Level 1	Level 2	Other	Total	Level 1	Level 2	Other	Total
Assets:
Mutual Funds	$—	$—	$—	$—	$91,658	$—	$—	$91,658
Common Stock
–Domestic	228,247	53	—	228,300	204,682	—	—	204,682
–Foreign	19,216	—	—	19,216	19,464	—	—	19,464
Government Securities	73,006	9,148	—	82,154	34,916	—	—	34,916
Corporate Securities
–Domestic	—	6,082	—	6,082	—	—	—	—
–Foreign	—	3,699	—	3,699	—	—	—	—
Cash and cash equivalents	4,612	3,223	—	7,835	—	150	—	150
Investments measured at NAV
- Collective Investment Funds	—	—	342,014	342,014	—	—	278,379	278,379
- Partnership	—	—	107,137	107,137	—	—	69,505	69,505
- Mutual Funds	—	—	82,103	82,103	—	—	53,784	53,784
- Other	—	—	1,096	1,096	—	—	—	—
Net (payable) receivable	—	—	(44,981)	(44,981)	—	—	505	505
Total assets	$325,081	$22,205	$487,369	$834,655	$350,720	$150	$402,173	$753,043

The following table sets forth by level, within the fair value hierarchy, the Other Benefits plan assets which consist of insurance benefits for retired employees, at fair value:

	Recurring Fair Value Measures				Recurring Fair Value Measures
	December 31, 2020				December 31, 2019
(Dollars in Thousands)	Level 1	Level 2	Other	Total	Level 1	Level 2	Other	Total
Assets:
Mutual fund	$5,916	$—	$—	$5,916	$6,201	$—	$—	$6,201
Investments measured at NAV	—	—	—	—	—	—	88	88
Net (payable) receivable	—	—	2	2	—	—	—	—
Total assets	$5,916	$—	$2	$5,918	$6,201	$—	$88	$6,289

The following discussion provides information regarding the methods used in valuation of the various asset class investments held for the pension and other postretirement benefit plans.

•Mutual funds classified as Level 1 securities have pricing inputs that are based on unadjusted prices in an active market. Principal markets for equity prices include published exchanges such as NASDAQ and New York Stock Exchange (NYSE). Mutual fund assets not included in the fair value hierarchy are privately held funds. These funds are not actively traded and utilize net asset value (NAV) as a practical expedient to measure fair value.
•Common stock investments are traded in active markets on national and international securities exchanges and are valued at closing prices on the last business day of each period presented. They are classified as Level 1 securities.
•Corporate and some government debt securities are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings. Some government debt securities have quoted prices such as certain treasury securities and are classified as Level 1 securities.
•Cash and cash equivalents comprise mostly of money market funds and foreign currency held. Money market funds are classified as Level 1 instruments as pricing inputs are based on unadjusted prices in an active market while foreign currency held is classified as a Level 2 investment based on inputs that are indirectly observable.
•Investments in collective trust funds and partnerships are stated at the NAV as determined by the issuer of fund and are based on the fair value of the underlying investments held by the fund less its liabilities. The NAV is used as a practical expedient to estimate fair value. These funds are primarily invested in a blend of corporate and government debt securities as well as international equities.

(14)  Income Taxes

The details of income tax (benefit) expense are as follows:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2020	2019	2018
Charged to operating expenses:
Current:
Federal	$7,962	$9,424	$10,382
State	7	164	263
Deferred:
Federal	(6,414)	7,357	19,451
State	109	128	(4)
Total income tax expense	$1,664	$17,073	$30,092

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2020	2019	2018
Charged to operating expenses:
Current:
Federal	$10,607	$18,093	$19,283
State	383	570	438
Deferred:
Federal	15,252	20,485	30,979
State	—	—	—
Total income tax expense	$26,242	$39,148	$50,700

The following reconciliation compares pre-tax book income at the federal statutory rate of 21.0% to the actual income tax expense in the Statements of Income:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2020	2019	2018
Income taxes at the statutory rate	$38,720	$47,834	$55,800
Increase (decrease):
Utility plant differences[1]	$(22,991)	$(23,025)	$(25,871)
AFUDC, net	(6,095)	(4,462)	(4,173)
Executive compensation	2,440	2,596	4,439
Treasury grant amortization	(8,935)	(7,870)	(4,861)
Excess deferred tax amortization	(3,038)	—	—
Other–net	1,563	2,000	4,758
Total income tax expense	$1,664	$17,073	$30,092
Effective tax rate	0.9%	7.5%	11.3%

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2020	2019	2018
Income taxes at the statutory rate	$63,110	$69,735	$77,251
Increase (decrease):
Utility plant differences[1]	$(22,991)	$(23,025)	$(25,871)
AFUDC, net	(6,095)	(4,462)	(4,173)
Executive compensation	2,440	2,596	4,439
Treasury grant amortization	(8,935)	(7,870)	(4,861)
Excess deferred tax amortization	(3,038)	—	—
Other–net	1,751	2,174	3,915
Total income tax expense	$26,242	$39,148	$50,700
Effective tax rate	8.7%	11.8%	13.8%
_______________
1.Utility plant differences include the reversal of excess deferred taxes using the average rate assumption method in the amount of $27.6 million and $27.6 million in 2020, and 2019, respectively.

The Company’s net deferred tax liability at December 31, 2020, and 2019, is composed of amounts related to the following types of temporary differences:

Puget Energy	At December 31,
(Dollars in Thousands)	2020	2019
Utility plant and equipment	$1,923,933	$1,943,730
Other deferred tax liabilities	137,325	133,440
Subtotal deferred tax liabilities	2,061,258	2,077,170
Net operating loss carryforward	(261,260)	(238,869)
Net regulatory liability for income taxes	(953,274)	(946,179)
Production tax credit carryforward	(35,995)	(67,402)
Subtotal deferred tax assets	(1,250,529)	(1,252,450)
Total net deferred tax liabilities	$810,729	$824,720

Puget Sound Energy	At December 31,
(Dollars in Thousands)	2020	2019
Utility plant and equipment	$1,923,933	$1,943,730
Other, net deferred tax liabilities	53,431	47,774
Subtotal deferred tax liabilities	1,977,364	1,991,504
Net regulatory liability for income taxes	(953,987)	(946,936)
Production tax credit carryforward	(35,995)	(67,405)
Subtotal deferred tax assets	(989,982)	(1,014,341)
Total net deferred tax liabilities	$987,382	$977,163

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
As of December 31, 2020, and 2019, the Company had no material unrecognized tax benefits.  As a result, no interest or penalties were accrued for unrecognized tax benefits during the year.
The Company has evaluated the treatment of protected excess deferred income taxes (EDIT) required under Washington Commission Order 08 for compliance with the IRS normalization rules. The Order requires ratemaking and accounting treatment for the EDIT that is different than the treatment afforded prior income tax rate changes. The Company has requested a private letter ruling from the IRS in which it asks the IRS to confirm that the treatment required in the Order complies with the normalization rules. The Company anticipates that the ruling will have no impact on its current or deferred income taxes. If the Company, receives an adverse ruling, it could result in an increase to the revenue requirement of $25.6 million. The Company expects a ruling during 2021.
The Company has open tax years from 2017 through 2020. The Company classifies interest as interest expense and penalties as other expense in the financial statements.

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
On December 10, 2019, PSE announced its intention to sell its interest in Colstrip Unit 4 to NorthWestern Energy for $1. Under this agreement, PSE would have retained its obligation to fund 25% of the environmental remediation and decommissioning costs associated with Unit 4 during PSE's operation. The proposed agreement was subject to approval by the Washington Commission and the Montana Public Service Commission. Additionally, PSE had agreed to enter into a power purchase agreement with NorthWestern Energy for 90 MW through 2025 to facilitate the transition, and sell a portion of its dedicated Colstrip transmission system, conditioned upon regulatory approval.
On August 14, 2020, an amendment to the agreement was executed selling a portion of PSE’s interest in Colstrip Unit 4 to Talen, in addition to NorthWestern Energy. However, after evaluating the likelihood of the regulatory approval process in both Washington and Montana, on October 29, 2020, PSE, NorthWestern Energy, and Talen mutually agreed to terminate the proposed sales agreement and the proposed power purchase agreement and relieve all claims against one another arising out of or relating to the sale agreement. The termination of the proposed sale and proposed PPA resulted in the withdrawal of PSE's filing with the Washington Commission. Colstrip Unit 4 is classified as Electric Utility Plant on the balance sheet, see Note 6, "Utility Plant," to the consolidated financial statements in Item 8 of this report.

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

In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule, pursuant to Section 111(d) of the Clean Air Act, as a replacement to the CPP rule. The ACE rule, along with the repeal of the CPP rule, were finalized in June 2019, and establish emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired plants. On January 19, 2021 the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the ACE rule and remanded the record back to the Agency for further consideration consistent with its opinion, finding that misinterpreted the Clean Air Act. PSE is evaluating this vacatur to determine impact on operations.

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
In September 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. In September 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. In March 2018, the Thurston County Superior Court invalidated the CAR. The Washington State Department of Ecology appealed the Superior Court decision in May 2018. As a result of the appeal, direct review to the Washington State Supreme Court was granted and oral argument was held on March 16, 2019. In January 2020, the Washington Supreme Court affirmed that CAR is not valid for “indirect emitters” meaning it does not apply to the sale of natural gas for use by customers. The court ruled, however, that the rule can be severed and is valid for direct emitters including electric utilities with permitted air emission sources, but remanded the case back to the Thurston County to determine which parts of the rule survive. The Department of Ecology and the four parties asked Thurston County to stay this case until the 2020 Washington State legislative session concluded and now the Department of Ecology plans to ask the court to extend the stay until the COVID-19 pandemic is over. Meanwhile, the four companies moved to voluntarily dismiss the federal court litigation without prejudice in March 2020.

(16)  Commitments and Contingencies

For the year ended December 31, 2020, approximately 15.3% of the Company’s energy output was obtained at an average cost of approximately $0.031 per Kilowatt Hour (kWh) through long-term contracts with three of the Washington Public Utility Districts (PUDs) that own hydroelectric projects on the Columbia River.  The purchase of power from the Columbia River projects is on a pro rata share basis under which the Company pays a proportionate share of the annual debt service, operating and maintenance costs and other expenses associated with each project, in proportion to the contractual share of power that PSE obtains from that project.  In these instances, PSE’s payments are not contingent upon the projects being operable; therefore, PSE is required to make the payments even if power is not delivered.  These projects are financed substantially through debt service payments and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements, or license requirements.  The Company’s share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the contract lives.
The Company's expenses under these PUD contracts were as follows for the years ended December 31, :

(Dollars in Thousands)	2020	2019	2018
PUD contract costs	$116,874	$87,135	$80,165

As of December 31, 2020, the Company purchased portions of the power output of the PUDs' projects as set forth in the following table:

		Company's Current Share of
(Dollars in Thousands)	Contract Expiration	Percent of Output	Megawatt Capacity	Estimated 2021 Costs	2021 Debt Service Costs	Interest included in 2021 Debt Service Costs	Debt Outstanding
Chelan County PUD:
Rock Island Project	2031	25.0%	156	$34,895	$11,314	$5,365	$91,674
Rocky Reach Project	2031	25.0	325	30,400	4,518	1,960	30,476
Douglas County PUD:
Wells Project[1]	2028	24.2	203	37,584	—	—	—
Grant County PUD:
Priest Rapids Development	2052	0.6	6	1,440	773	389	9,761
Wanapum Development	2052	0.6	7	1,440	773	389	9,761
Total			697	$105,759	$17,378	$8,103	$141,672
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

(Dollars in Thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Columbia River projects	$117,664	$101,421	$100,222	$99,473	$99,393	$499,808	$1,017,981
Electric portfolio contracts	299,705	332,444	349,119	356,976	277,250	1,343,699	2,959,193
Electric wholesale market transactions	117,444	21,660	11,540	11,692	11,616	11,616	185,568
Total	$534,813	$455,525	$460,881	$468,141	$388,259	$1,855,123	$4,162,742

Total purchased power contracts provided the Company with approximately 13.2 million, 12.5 million and 14.1 million MWhs of firm energy at a cost of approximately $491.7 million, $550.6 million and $508.2 million for the years 2020, 2019, and 2018, respectively.

Clearwater PPA
In February 2021, PSE entered into a PPA with Clearwater Energy Resources LLC to purchase up to 350 MW of wind energy and renewable attributes over a 20 year term beginning in November 2022. The expected payment obligations for power purchases from this contract are summarized in the following table:

(Dollars in Thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Expected payment obligation	$2,430	34,541	34,541	34,541	34,541	550,228	$690,822

Natural Gas Supply Obligations
The Company has entered into various firm supply, transportation and storage service contracts in order to ensure adequate availability of natural gas supply for its customers and generation requirements.  The Company contracts for its long-term natural gas supply on a firm basis, which means the Company has a 100% daily take obligation and the supplier has a 100% daily delivery obligation to ensure service to PSE’s customers and generation requirements. The transportation and storage contracts, which have remaining terms from 1 to 24 years, provide that the Company must pay a fixed demand charge each month, regardless of actual usage.  The Company incurred demand charges for 2020 for firm transportation, storage and peaking services for its natural gas customers of $135.8 million. The Company incurred demand charges in 2020 for firm transportation and storage services for the natural gas supply for its combustion turbines in the amount of $51.2 million.
The following table summarizes the Company’s obligations for future natural gas supply and demand charges through the primary terms of its existing contracts.  The quantified obligations are based on the FERC and CER (Canadian Energy Regulator) currently authorized rates, which are subject to change.

Natural Gas Supply and Demand Charge Obligations (Dollars in Thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Natural gas wholesale market transactions	$327,775	$210,736	$155,778	$116,016	$59,483	$—	$869,788
Firm transportation service	174,912	172,431	163,662	129,503	113,051	804,103	1,557,662
Firm storage service	8,899	8,899	2,270	67	67	56	20,258
Total	$511,586	$392,066	$321,710	$245,586	$172,601	$804,159	$2,447,708

Service Contracts
The following table summarizes the Company’s estimated obligations for service contracts through the terms of its existing contracts.

Service Contract Obligations (Dollars in Thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Energy production service contracts	$29,710	$30,423	$31,155	$31,921	$32,177	$105,579	$260,965
Automated meter reading system	45,489	46,436	47,498	47,505	48,229	49,077	284,234
Total	$75,199	$76,859	$78,653	$79,426	$80,406	$154,656	$545,199

Other Commitments and Contingencies
For information regarding PSE's environmental remediation obligations, see Note 4, "Regulation and Rates," to the consolidated financial statements included in Item 8 of this report.

(17)  Related Party Transactions

The Company identified no material related party transactions during the year ended December 31, 2020 and December 31, 2019.

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

(19) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s (loss) AOCI by component for the years ended December 31, 2020, 2019, and 2018, respectively:

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans
Changes in AOCI, net of tax
(Dollars in Thousands)		Total
Balance at December 31, 2017	$(24,282)	$(24,282)
Other comprehensive income (loss) before reclassifications	(48,870)	(48,870)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,180	1,180
Reclassification of stranded taxes to retained earnings due to tax reform	(5,230)	(5,230)
Net current-period other comprehensive income (loss)	(52,920)	(52,920)
Balance at December 31, 2018	$(77,202)	$(77,202)
Other comprehensive income (loss) before reclassifications	(7,337)	(7,337)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	390	390
Net current-period other comprehensive income (loss)	(6,947)	(6,947)
Balance at December 31, 2019	$(84,149)	$(84,149)
Other comprehensive income (loss) before reclassifications	(9,058)	(9,058)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	6,770	6,770
Net current-period other comprehensive income (loss)	(2,288)	(2,288)
Balance at December 31, 2020	$(86,437)	$(86,437)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)			Total
Balance at December 31, 2017	$(121,867)	$(5,039)	$(126,906)
Other comprehensive income (loss) before reclassifications	(48,802)	—	(48,802)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	11,772	385	12,157
Reclassification of stranded taxes to retained earnings due to tax reform	(26,233)	(1,100)	(27,333)
Net current-period other comprehensive income (loss)	(63,263)	(715)	(63,978)
Balance at December 31, 2018	$(185,130)	$(5,754)	$(190,884)
Other comprehensive income (loss) before reclassifications	(8,096)	—	(8,096)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10,118	385	10,503
Net current-period other comprehensive income (loss)	2,022	385	2,407
Balance at December 31, 2019	$(183,108)	$(5,369)	$(188,477)
Other comprehensive income (loss) before reclassifications	(8,717)	—	(8,717)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	15,853	385	16,238
Net current-period other comprehensive income (loss)	7,136	385	7,521
Balance at December 31, 2020	$(175,972)	$(4,984)	$(180,956)

Details about the reclassifications out of AOCI (loss) for the years ended December 31, 2020, 2019, and 2018, respectively, are as follows:

Puget Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2020	2019	2018
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$1,631	$1,648	$1,937
Amortization of net gain (loss)	(a)	(10,200)	(2,142)	(3,431)
	Total before tax	(8,569)	(494)	(1,494)
	Tax (expense) or benefit	1,799	104	314
	Net of Tax	(6,770)	(390)	(1,180)
Total reclassification for the period	Net of Tax	$(6,770)	$(390)	$(1,180)
__________
(a) These AOCI components are included in the computation of net periodic pension cost, see Note 13, "Retirement Benefits," to the consolidated financial statements included in item 8 of this report for additional details.

Puget Sound Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2020	2019	2018
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$1,224	$1,240	$1,529
Amortization of net gain (loss)	(a)	(21,291)	(14,048)	(16,430)
	Total before tax	(20,067)	(12,808)	(14,901)
	Tax (expense) or benefit	4,214	2,690	3,129
	Net of tax	(15,853)	(10,118)	(11,772)
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	Interest expense	(487)	(487)	(487)
	Tax (expense) or benefit	102	102	102
	Net of Tax	(385)	(385)	(385)
Total reclassification for the period	Net of Tax	$(16,238)	$(10,503)	$(12,157)
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

Puget Energy	2020 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$1,046,130	$651,679	$620,426	$1,008,215
Operating income	172,384	70,350	83,308	181,782
Net income (loss)	94,936	(23,233)	9,996	101,018

	2019 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$1,114,839	$670,930	$627,007	$988,354
Operating income	213,460	39,115	26,126	240,307
Net income (loss)	132,154	(32,952)	(39,443)	150,949

Puget Sound Energy	2020 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$1,046,130	$651,679	$620,426	$1,008,215
Operating income	172,656	71,192	84,192	181,152
Net income (loss)	111,321	15,037	33,062	114,860

	2019 Quarter
(Unaudited; Dollars in Thousands)	First	Second	Third	Fourth
Operating revenue	$1,114,839	$670,930	$627,007	$988,354
Operating income	214,159	39,780	26,721	241,955
Net income (loss)	147,302	(8,325)	(15,257)	169,204

SCHEDULE I:  CONDENSED FINANCIAL INFORMATION OF PUGET ENERGY

Puget Energy
Condensed Statements of Income and Comprehensive Income (Loss)
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Non-utility expense and other	$(1,579)	$(1,495)	$(1,345)
Other income (deductions):
Equity in earnings of subsidiary	277,654	294,724	320,122
Interest income	4,760	6,643	4,273
Interest expense	(123,592)	(111,716)	(108,816)
Income tax benefit (expense)	25,474	22,552	21,388
Net income (loss)	$182,717	$210,708	$235,622
Comprehensive income (loss)	$180,429	$203,761	$182,702

See accompanying notes to the condensed financial statements.

Puget Energy
Condensed Balance Sheets
(Dollars in Thousands)

	December 31,
	2020	2019
Assets:
Investment in subsidiaries	$4,279,501	$4,153,618
Other property and investments:
Goodwill	1,656,513	1,656,513
Current assets:
Cash	790	947
Receivables from affiliates[1]	211,411	180,527
Total current assets	212,201	181,474
Long-term assets:
Deferred income taxes	258,033	235,428
Other	1,520	2,056
Total long-term assets	259,553	237,484
Total assets	$6,407,768	$6,229,089
Capitalization and liabilities:
Common equity	$4,139,882	$4,000,299
Long-term debt	1,714,744	1,752,644
Total capitalization	5,854,626	5,752,943
Current liabilities:
Accounts payable and accrued taxes	3,683	208
Current maturities of long-term debt	524,000	450,000
Interest	25,459	25,938
Total current liabilities	553,142	476,146
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$6,407,768	$6,229,089
_______________
1 Eliminated in consolidation.

See accompanying notes to the condensed financial statements.

Puget Energy
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net cash provided by (used in) operating activities	$38,280	$68,724	$79,176
Investing activities:
Investment in subsidiaries	—	(210,000)	—
(Increase) decrease in loan to subsidiary	(31,043)	(41,708)	(59,864)
Net cash provided by (used in) investing activities	(31,043)	(251,708)	(59,864)
Financing activities:
Dividends paid	(45,421)	(64,220)	(77,204)
Investment from Parent	4,575	—	—
Issuance of long-term debts	644,690	246,200	209,300
Redemption of long-term debts	(609,400)	—	(150,000)
Issue costs and others	(1,838)	(116)	(92)
Net cash provided by (used in) by financing activities	(7,394)	181,864	(17,996)
Increase (decrease) in cash	(157)	(1,120)	1,316
Cash at beginning of year	947	2,067	751
Cash at end of year	$790	$947	$2,067

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
Equity earnings of subsidiary included earnings from PSE of $274.3 million, $292.9 million and $317.2 million for the years ended December 31, 2020, 2019, and 2018, respectively, and business combination accounting adjustments under ASC 805 recorded at Puget Energy for PSE of $3.4 million, $2.9 million and $4.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. Investment in subsidiaries includes Puget Energy business combination accounting adjustments under ASC 805 that are recorded at Puget Energy.

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

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Puget Energy and Puget Sound Energy (Dollars in Thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2020
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$8,294	$23,292	$11,506	$20,080
Year Ended December 31, 2019
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$8,408	$17,633	$17,747	$8,294
Year Ended December 31, 2018
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$8,901	$24,846	$25,339	$8,408
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Puget Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of Puget Energy’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, Puget Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.
Puget Energy’s effectiveness of internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2020, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
PSE’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of PSE’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, PSE’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.
PSE’s effectiveness of internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
As of February 25, 2021, twelve directors constitute Puget Energy’s Board of Directors and thirteen directors currently constitute PSE’s Board of Directors, as set forth below.  The directors are selected in accordance with the Amended and Restated Bylaws of each of Puget Energy and PSE, pursuant to which, the investor-owners of Puget Holdings (the indirect parent company of both Puget Energy and PSE) are entitled to select individuals to serve on the boards of Puget Energy and PSE.

Scott Armstrong, age 61, has been a director on the boards of PSE since June of 2015 and on the board of Puget Energy since November 2017. Mr. Armstrong is currently the Chief Executive Officer of Concure Oncology, a position he has held since March 2020. Prior to that Mr. Armstrong was President and CEO of Group Health Cooperative of Seattle, Washington, a health insurance and medical care provider, positions he had held since January 2005, until its acquisition by Kaiser Permanente on February 1, 2017. An independent director not affiliated with any of the Company’s investors, Mr. Armstrong’s executive leadership experience in a heavily regulated industry that has undergone extensive change, along with his involvement in civic affairs in the Pacific Northwest, are among the reasons for his appointment to the PSE board.

Kenton Bradbury, age 51, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. He is currently the Managing Director of OMERS Infrastructure Management Inc. a position he has held since 2015. Prior to that, Mr. Bradbury served as a director of Infracapital, the infrastructure investment arm of M&G Investments, and served as Senior Vice President of Infrastructure and Regulation at E.ON in Germany. Mr. Bradbury will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Richard Dinneny, age 58, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. Dinneny is currently the Senior Portfolio Manager, Infrastructure and Renewable Resources for British Columbia Investment Management Corporation (BCI) where he has responsibility for all aspects of investing in infrastructure transactions. Mr. Dinneny is a director of Vier Gas Services GmbH & Co. KG, Essen, the owner of Open Grid Europe, German’s leading natural gas transport company and Czech Grid Holdings. Mr. Dinneny was selected by BCI and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Dinneny will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Barbara Gordon, age 62, has been a director on the board of PSE since November 2017.  Ms. Gordon previously served as a Vice President of the board of directors for Seattle-King County Habitat for Humanity, a non-profit organization (2016-2018). Prior to that time, Ms. Gordon served as Executive Vice President and Chief Customer Officer of Bellevue-based Apptio, a developer of technology business management software (2016-2017), Senior Vice President and Chief Operating Officer of Isilon/EMC, a digital storage systems company (2013-2016), and as Corporate Vice President of Worldwide Customer Service and Support at Microsoft (2003-2013). An independent director not affiliated with any of the Company's investors, Ms. Gordon brings to the Board her expertise in customer-facing technology initiatives and enterprise level management of customer service and support.

Christopher Hind, age 51, has been a director on the boards of both Puget Energy and PSE since February 28, 2018. He is currently the Senior Principal, Private Infrastructure with Canada Pension Plan Investment Board (CPPIB), an investment management organization, which position he has held since January 2016. Prior to that, Mr. Hind served as a Managing Director, Investment Banking, at CIBC, a financial institution, from October 1997 to January 2016. Mr. Hind also currently serves on the board of directors of Pattern Energy Group LP that develops, owns and operates utility scale wind and solar power facilities that is headquartered in San Francisco, CA. Mr. Hind was selected by CPPIB and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Hind will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Grant Hodgkins, age 45, has been a director on the boards of both Puget Energy and PSE since December 31, 2020. Mr. Hodgkins is currently the Portfolio Manager, Infrastructure and Renewable Resources Group, for British Columbia Investment Management Corporation (BCI) where he has responsibility for all aspects of investing in infrastructure transactions. Mr. Hodgkins is a director of Corix Infrastructure Inc., a water and wastewater utility and contract energy company based in Vancouver, B.C. Mr. Hodgkins was selected by BCI and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Hodgkins will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Steven W. Hooper, age 67, has been a director on the boards of both Puget Energy and PSE since January 2015.  Mr. Hooper is currently co-founder and partner of Ignition Partners, a venture capital firm that focuses on technology based in Bellevue, Washington, which position he has held since 2000.   Previously, Mr. Hooper was the co-CEO of Teledesic (1998-2000) and CEO of Nextlink (1997-1998) and AT&T Wireless (1994-1997).  Mr. Hooper also currently serves on the boards of directors of Recreational Equipment, Inc. (REI), an outdoor equipment company, and Airbiquity, Inc., an automotive telematics company, as well as on the boards of various Ignition Partners portfolio companies.  An independent director not affiliated with any of the Company’s investors, Mr. Hooper’s leadership skills, experience with the challenges facing regulated businesses, and involvement with regional educational and civic organizations are some of the reasons that led to his appointment to the Puget Energy and PSE boards.

Tom King, age 59, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. King is currently the Operating Executive with AEA investors, a middle market private equity firm, which position he has held since 2017. Mr. King served as Chairman and President of National Grid U.S. from 2007-2015. Prior to that, he was president of PG&E Corporation and Chairman and CEO of Pacific Gas and Electric from 2003-2007. Mr. King serves on the board of Entregado Group and Allied Power Group. Mr. King serves on the boards of Puget Energy and PSE as a representative of CPPIB’s ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws.

Mary Kipp, age 53, has been a director on the boards of both Puget Energy and PSE since January 3, 2020. Ms. Kipp has also been elected President and Chief Executive officer since January 3, 2020, and was President of Puget Energy and PSE from August 2019 to December 2019. Prior to that time Ms. Kipp served as President, Chief Executive Officer and Director of El Paso Electric Company (El Paso) from May 2017 to August 2019. Prior to that she served as Chief Executive Officer and director of El Paso from December 2015 to May 2017, and President of El Paso from 2014 to 2015.

Paul McMillan, age 66, has been a director on the boards of both Puget Energy and PSE since April 23, 2015. Mr. McMillan is currently principal of Tidal Shift Capital Inc. of Toronto, Ontario, Canada, which provides consulting and project development services to energy and infrastructure clients, he has held the position since July 2009. He served as Senior Vice President of EPCOR Energy Division of Edmonton, Alberta, Canada, from May 2005 to July 2009 and President of EPCOR Merchant and Capital LP from September 2000 to May 2005. Mr. McMillan serves on the boards of Puget Energy and PSE as a representative of Aimco’s ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws, and brings to this service his experience in energy and gas operations and trading as well as renewable and gas project development.

Mary McWilliams, age 72, has been a director on the boards of both Puget Energy and PSE since March 1, 2011.  Ms. McWilliams was most recently the Executive Director at Washington Health Alliance, a health care organization, which position she held from 2008 to 2014.  She also served as President and Chief Executive Officer at Regence BlueShield from 2000 to 2008. Her civic commitments have included Seattle Rotary, Seattle Symphony, YWCA and the Greater Seattle Chamber of Commerce. Ms. McWilliams’ significant experience managing consumer-focused organizations with challenging regulatory and compliance regimes, her civic involvement in the community, as well as her extensive knowledge of the western Washington economy, generally, are some of the reasons that led to her appointment to the Puget Energy and PSE boards on behalf of the CPPIB.

Martijn Verwoest, age 44, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. Verwoest is currently the Head of Energy & Utilities at Stichting Pensioenfonds Zorg en Welzijn (PGGM), and is a member of their Infrastructure Investment Committee since 2007. From 2001 to 2007, he worked in PGGM’s public equity department. Mr. Verwoest will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Steven Zucchet, age 55, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. Zucchet is currently the Managing Director at Ontario Municipal Employees Retirement System Infrastructure Management (OMERS). Since joining OMERS in 2003, Mr. Zucchet has led numerous transactions and had asset management responsibilities at a number of utility and generation companies in Canada and the United States. He is currently on the board of Oncor and Bruce Power Inc. Mr. Zucchet will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

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

ITEM 11.     EXECUTIVE COMPENSATION

Puget Energy
Puget Sound Energy
Executive Compensation

Compensation and Leadership Development Committee Interlocks and Insider Participation
The members of the Compensation and Leadership Development Committee (referred to as the Committee) of the Boards of Directors (referred to as the Board) of Puget Energy and PSE (referred to as the Company) are named in the Compensation and Leadership Development Committee Report.  No members of the Committee were officers or employees of the Company or any of its subsidiaries during 2020, nor were they formerly Company officers or had any relationship otherwise requiring disclosure.  Each member meets the independence requirements of the SEC and the New York Stock Exchange (NYSE).

Compensation Discussion and Analysis
This section provides information about the compensation program for the Company’s Named Executive Officers who are included in the Summary Compensation Table below.  For 2020, the Company’s Named Executive Officers and titles were:
•Mary E. Kipp, President, effective August 30, 2019, and President and Chief Executive Officer (CEO), effective January 3, 2020;
•Daniel A. Doyle, Senior Vice President and Chief Financial Officer (CFO);
•Kimberly J. Harris, former Chief Executive Officer (CEO) who retired effective January 2, 2020;
•Steve R. Secrist, Senior Vice President, General Counsel, Chief Ethics and Compliance Officer;
•Booga K. Gilbertson, Senior Vice President and Chief Operations Officer;
•Margaret F. Hopkins, Senior Vice President Shared Services and Chief Information Officer; and
•David E. Mills, former Senior Vice President and Chief Strategy Officer who retired effective November 9, 2020

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

The Committee is responsible for developing and monitoring an executive compensation program and philosophy that achieves the foregoing objectives. In performing its duties, the Committee obtains information and advice on various aspects of the executive compensation program from its independent executive compensation consultant, Meridian Compensation Partners, LLC (Meridian). The Committee recommends to the Board for approval both the salary level for our CEO, based on information provided by Meridian and other relevant factors described below, and the salary levels for the other executives, based on recommendations from our CEO. The Committee also recommends to the Board for approval the annual and long-term incentive compensation plans for the executives, the setting of performance goals and the determination of target and actual awards under those plans, based on the compensation philosophy information provided by Meridian and other relevant factors.

In 2020, the Company used the following strategies to achieve the objectives of our executive compensation program:
•Design and deliver a competitive total compensation opportunity. To attract, retain and motivate a talented executive team, the Company believes that total pay opportunity should be competitive with companies of similar size, revenue, industry and scope of operations. As described below in the discussion of Compensation Program Elements (Role of Market Data), the Committee, with the support of Meridian, annually compares executive compensation levels to external market data from similar companies in our industry and generally targets each element of target total direct compensation (base salary and target annual and long-term incentive award opportunities) to the 50th percentile of the market data with variations by individual executive, as appropriate. During 2019, the Committee worked with

Meridian to develop a compensation package for Ms. Kipp who became CEO in January 2020. The Company also recognizes the importance of providing retirement income. As such, the Committee reviews our retirement programs and provides benefits that are competitive with our peers.
•Place a significant portion of each executive’s target incentive compensation at risk to align executive compensation with Company financial and operating performance. Under its “pay for performance” philosophy, the Company maintains an incentive compensation program that supports the Company’s business strategy and aligns executive interests with those of investors and customers. The Committee believes that a significant portion of each executive’s compensation should be “at risk” and earned based on achievement relative to annual and long-term performance goals. For example, 78% of Ms. Kipp’s target 2020 compensation was considered “at risk” compensation. By establishing goals, monitoring results, and rewarding achievement of goals, the Company seeks to focus executives on actions that will improve Company performance and enhance investor value, while also retaining key talent. The Committee annually evaluates and establishes the performance goals and targets for our annual and long-term incentive programs
•Oversee the Company’s talent management process to ensure that executive leadership continues uninterrupted by executive retirements or other personnel changes.  The CEO leads talent reviews for leadership succession planning through meetings and discussions with her executive team.  Each executive conducts talent reviews of senior employees that report to him or her and who have high potential for assuming greater responsibility in the Company. Utilizing evaluations and assessments, the Committee and the Board annually review these assessments of executive readiness, the plans for development of the Company’s key executives, and progress made on these succession plans.  The Committee and the Board directly participate in discussion of succession plans for the position of CEO.

Compensation Philosophy
The target total compensation package is designed to provide executives with appropriate incentives that are competitive with the comparator group described below and motivate the achievement of current operational performance and customer service goals as well as the long-term objective of enhancing investor value.  The Company does not have a specific policy regarding the mix of compensation elements, although long-term incentive awards comprise the largest portion of each executive’s incentive pay.
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
Individual pay adjustments are reviewed annually relative to the 50th percentile of market pay, while also considering other factors such as the executive’s recent performance, experience level, company performance, retention and internal pay equity.  Notwithstanding the median philosophy, the Company may choose to target an executive’s compensation above or below the 50th percentile of market pay when that individual has a role with greater or lesser responsibility than the best comparison job or when our executive’s experience and performance differ from those typically found in the market.

Role of Market Data
The Company uses market data compiled by Meridian to inform its pay decisions on base salary, target annual incentives and target long-term incentive awards. Market data is obtained from both industry-specific surveys and proxy statements of public companies selected for inclusion in the Company’s custom executive compensation peer group. The market survey data were sourced from a select cut from the Willis Towers Watson 2019 Energy Services Survey, comprised of utility and other companies similar in size and scope of operations to PSE.  The 23 companies in the custom market survey cut used to inform target compensation decisions for 2020 are shown below:

Custom Survey Peer Group
1.	Allete	10.	Evergy	19.	Portland General Electric
2.	Alliant Energy	11.	Eversource Energy	20.	Southwest Gas
3.	Ameren	12.	Hawaiian Electric Industries, Inc.	21.	Spire, Inc.
4.	Atmos Energy	13.	NiSource	22.	UGI
5.	Avangrid	14.	Oncur	23.	WEC Energy Group
6.	Avista	15.	OGE Energy
7	Black Hills	16.	ONE Gas
8	Cleco	17.	Pinnacle West Capital
9.	CMS Energy	18.	PNM Resources

The market survey data were supplemented with proxy statement data for select positions in the Company’s executive compensation peer group, which was comprised of 15 companies, all but one of which overlapped with companies included in the market survey data. The 2019 median revenue of the executive compensation peers was $3.6 billion, which was comparable to PSE’s annual revenues of $3.4 billion at the time the peer group was developed. The proxy peer group was reviewed by Meridian to assess the continued relevancy of the companies. Based on Meridian’s evaluation, as well as discussion with the Committee, six companies were removed due to either non-regulated business operations or because of being acquired. Five new revenue-size appropriate regulated utilities were added to the group.

Proxy Peer Group
1.	Alliant Energy	7.	Eversource Energy	13.	Portland General Electric
2.	Ameren	8.	Idacorp	14.	Spire, Inc.
3.	Atmos Energy	9.	NiSource	15.	WEC Energy
4.	Avista	10.	ONE Gas
5.	CMS Energy	11.	Pinnacle West Capital
6.	Evergy	12.	PNM Resources

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

Base Salary
We recognize that it is necessary to provide executives with a fixed amount of regularly paid compensation that provides a balance to other pay elements that are at risk. Base salaries are reviewed annually by the Committee based on its median philosophy, internal pay equity considerations and considerations specific to an individual such as an executive’s expertise, level of performance, experience in the role and contribution relative to others in the organization.

Base Salary Adjustments for 2020
The Committee reviewed the base salaries of the Named Executive Officers in early 2020 and recommended base salary adjustments to the Board. The Board approved the Committee’s salary recommendations shown in the table below. The adjustments were effective March 1, 2020. Base salaries for 2020 generally remained at the 50th percentile of market among the comparator group. The annual salary for Ms. Kipp was adjusted to reflect her promotion to President and CEO and aligns with the market median. The salary increase percentages approved by the Board for Mr. Doyle, Mr. Secrist and Mr. Mills were similar to salary increases for other non-represented employees, and the salary increases for Ms. Gilbertson and Ms. Hopkins were adjusted to reflect their expanded roles in 2020. Ms. Harris did not receive an increase in 2020 salary.

Name	2019 Base Salary	2020 Base Salary	% Change
Mary E. Kipp	$860,000	$900,000	5%
Daniel A. Doyle	531,420	547,363	3
Steve R. Secrist	462,800	483,626	4.5
Booga K. Gilbertson	391,000	428,145	9.5
Margaret F. Hopkins	327,540	350,000	6.9
David E. Mills	392,700	404,481	3

2020 Annual Incentive Compensation
All PSE employees, including the Named Executive Officers, are eligible to participate in an annual incentive program referred to as the “Goals and Incentive Plan.” The plan is designed to incent our employees to achieve both (i) desired annual financial results, measured by EBITDA, and (ii) pre-established goals based on a service quality commitment to customers, a reliability measure (based on non-storm outage duration—System Average Interruption Disruption Index-- or “SAIDI”) and an

employee safety measure. EBITDA was selected as a performance goal because it provides a financial measure of cash flows generated from the Company’s annual operating performance.
For 2020, the Company’s service quality commitment was measured by performance against eight Service Quality Indicators (SQIs) covering three broad categories, set forth below.  These are the same SQIs for which the Company is accountable to the Washington Commission.  The Company's annual report to the Washington Commission and our customers describes each SQI, how it is measured, the Company’s required level of achievement, and performance results.  The Company’s service quality report cards are available at http://www.PSE.com/PerformanceReportCards.
The SQIs for 2020 were the same as those in 2019 and were as follows:
•Customer Satisfaction (3 SQIs) - Customer satisfaction with the customer care center, natural gas field services and number of Washington Commission complaints.
•Customer Service (1 SQI) - Calls answered “live” within 60 seconds by the customer care center.
•Operations Services (4 SQIs) - Gas emergency response, electric emergency response, non-storm outage frequency, and on-time appointments.

In 2019, the Company began measuring SAIDI according to a scale based on improvement compared to a five-year average, with the measure for 2020 being 155 minutes.
The employee safety performance measure reflects the Company’s continued commitment to employee safety. The safety performance measure contains three targets which must all be satisfied for the safety measure to be treated as met. The three employee safety targets for 2020 were:
•All employees attend a monthly safety “meeting in a box” presentation or complete the same content online. The target completion rate is no less than 95%.
•All employees complete a safety conversation with their supervisor or manager. The target completion rate is no less than 95%.
•All employees complete an online mental health training course. The target completion rate is no less than 95%.
Annual incentive funding is decreased if a SQI is not achieved. The employee safety measure and SAIDI function similarly to the eight SQIs in determining the funding of the annual incentive plan. That is, if the safety measure or SAIDI is not achieved, annual incentive funding will be decreased by 10%, in the same way as a missed SQI.
In 2020, 100% funding for the annual incentive plan required (i) achievement of 10 out of 10 customer service and safety measures (all eight SQIs, SAIDI and achievement of the safety measure) and (ii) target EBITDA performance. All customer service measures were met for 2020, but the SAIDI measure was not met, and EBITDA finished at 90.1% of target, so funding was less than 100%, as described further below.
Individual awards may be adjusted upward or downward based on an evaluation of an executive officer’s performance against individual and team goals that align with the corporate goals described below.

2020 Corporate Goals
In 2020, the Company continued using the Integrated Strategic Plan (ISP) to summarize for employees, including the Named Executive Officers, the direction and overall goals of the Company. The plan has five objectives which capture our 2020 corporate goals and which have been communicated to our employees. Each employee has specific individual and team goals linked to driving strategies that meet one or more of the following ISP objectives:
•Safety - Our safety objective is our foundation: If nobody gets hurt today, we will feel safe and secure and be able to perform at our best.
•People - When we’re safe, we can achieve our people objective of being a great place to work, with engaged employees who live our values, embrace an ownership culture and are motivated to drive results for our company and our customers.
•Process and Tools - Engaged employees achieve our process and tools objective where results start with achieving operational excellence, with continuous improvement of our internal processes and tools so that we can increase efficiency, eliminate waste, improve reliability and enhance customer service.
•Customer - We now have the fundamentals to achieve our customer objective of delivering greater value and being our customer’s energy partner of choice in a competitive marketplace.

•Financial - Being our customer’s energy partner of choice takes us to our financial objective of increasing our financial strength, allowing us to sustain further improvement.

2020 Annual Incentive Plan Results
For 2020, achievement of the corporate goals under the annual incentive plan was at 90.1% of target for EBITDA. PSE EBITDA was $1,291.1 million, and SQI, SAIDI and safety achievement was 9 out of 10, leading to a funding level for 2020 of 45.6% for the annual incentive plan for the named executive officers.

Funding levels for 2020 at maximum, target, and threshold are shown in the table below:

Annual Incentive Performance Payout Scale and Actual Performance
Performance Measure (Dollars in Millions)	2020 EBITDA	SQI, SAIDI& Safety*	Funding Level
Maximum	$1,933.2	10/10	200%
Target	1,432.0	10/10	100
Threshold	1,288.8	6/10	30
2020 Actual Performance	$1,291.1	9/10	45.6%
_______________
* Combined SQI, SAIDI & Safety results of 6/10 or better and minimum EBITDA of $1,288.8 million are required for any annual incentive pay out funding
SQI, SAIDI and Safety results below 10/10 reduce funding (e.g., 9/10=90%, 8/10=80%, 7/10=70%)

For 2020, individual target incentive levels for the annual incentive plan varied by executive officer as a percentage of 2020 base salary as shown in the table below, based on the executive’s level of responsibility within the Company and informed by market data.  Target annual incentive opportunities as a percentage of base salary for the Named Executive Officers were unchanged from 2019 levels, except for Ms. Kipp whose target annual incentive opportunity was increased to 100% of base salary as part of her promotion to President and CEO. Ms. Harris, who retired in January 2020 was not eligible for a 2020 annual incentive award. No bonus is earned unless at least threshold EBITDA and SQI, SAIDI and safety goals are achieved. The achievement of threshold performance results in a 30% of target bonus payout. The maximum incentive payable for exceptional performance in this plan is two times each Named Executive Officer's target incentive.
An executive’s individual award amount can be increased or decreased based on an assessment by the CEO (or the Board in the case of the CEO) of the executive’s individual and team performance results. After considering performance on individual and team goals, adjustments were made by the CEO for individual performance of certain Named Executive Officers below CEO in 2020. The adjustments for individual performance are noted in the "Bonus" column on the Summary Compensation table and did not materially change the amounts resulting from 2020 achievement of the corporate goals. The Board approved the incentive amounts shown below, which will be paid in March 2021:

Name	Target Incentive (% of Base Salary)	2020 Actual Incentive Paid	2020 Actual Incentive (% of Base Salary)
Mary E. Kipp	100%	$492,480	54.7%
Daniel A. Doyle	65	194,686	36
Steve R. Secrist	65	157,681	33
Booga K. Gilbertson	65	145,938	34
Margaret F. Hopkins	62.5*	104,810	30
David E. Mills	65**	77,139	19
* Ms. Hopkins 2020 Annual Incentive Target is pro-rated for 2 months as VP and 10 months as SVP.
** Mr. Mills 2020 Annual Incentive Target was 65%, but based on plan rules as a retiree, his award was pro-rated for time worked in 2020.

Long-Term Incentive Compensation
Long-term incentive compensation opportunities are designed to align the interests of executives with those of our investors, provide competitive pay opportunities, support a customer-focused utility, reward long-term performance and promote retention. Starting with the 2020-2022 grant cycle, long term incentive plan (LTI Plan) grants are denominated and paid in cash, if at least threshold performance measures are met. Prior to 2020, LTI Plan awards were denominated in units and settled in cash if at least threshold performance measures are met.
For the 2020-2022 grant cycle, an EBITDA threshold goal was added to the Return on Equity (ROE) metric. Under this goal, EBITDA during the three-year performance cycle must meet or exceed 90% of target EBITDA for a payment to occur. Assuming the EBITDA threshold is met, the 2020-2022 grant cycle is funded based on the three-year average ROE metric. ROE reflects the income earned on our equity investment. The 2020-2022 LTI payment ultimately paid may range from 0% to 200% of target, depending on performance.
The Committee recommends for Board approval a targeted LTI grant value for each executive, which is expressed as a percentage of base salary. The targeted LTI grant value is determined by evaluating LTI grant values provided to similarly situated executives at comparable companies (using the previously discussed survey and peer group data) as well as other relevant executive-specific factors. The Company generally does not consider previously granted awards or the level of accrued value from prior or other programs when making new LTI Plan grants.
The 2018-2020 and 2019-2021 LTI plan cycles were denominated in units, determined by dividing the target LTI grant value by the unit value on the grant date. The initial per-unit value was measured at the Puget Holdings level and subsequent unit values are calculated annually by an independent auditing firm or based on market transactions. For 2018-2020 and 2019-2021 LTIP grants, the number of units ultimately earned may range from 0% to 200% of target depending on performance, with the payout being made in cash based on the number of units earned and the per-unit value at the end of the performance period. The 2018-2020 grant cycle was based on performance against two financial goals—total return (Total Return) and ROE—each weighted equally and measured over a three-year performance cycle. Total Return reflects the change in the value of the Company during the performance cycle plus any distributions made to investors. The 2019-2021 grant cycle is based on achievement of the ROE metric only.
Executives generally must be employed on the payment date to receive a cash payment under the LTI Plan, except in the event of retirement, disability or death.

2020-2022 Long-Term Incentive Plan Target Awards
Consistent with prior years, target LTI Plan awards for the 2020-2022 performance cycle were calculated based on a percentage of an executive's annual base salary, taking into account the executive's level of responsibility within the Company and the corresponding market data. Ms. Kipp’s target LTI Plan grant was set at 265% of base salary as part of her promotion to President and CEO. These percentages were unchanged from amounts established for the 2019-2021 performance cycle, with the exception of Ms. Kipp. Target LTI Plan award amounts for the 2020-2022 performance cycle are shown in the following table. Ms. Harris was not eligible for a 2020-2022 LTI Plan grant.

Name	Target Long Term Incentive (% of Base Salary)
Mary E. Kipp	265%
Daniel A. Doyle	95
Steve R. Secrist	95
Booga K. Gilbertson	95
Margaret F. Hopkins	95
David E. Mills	95

Details of the target grants and expected values at target, threshold and maximum performance levels can be found in the “2020 Grants of Plan-Based Awards” table below.

Long-Term Incentive Plan Performance 2018-2020 Performance Cycle Results and Payouts
The 2018-2020 performance cycle has now ended. Amounts payable as a result of award vesting are shown in the following table:
•Performance on the Total Return component for the three-year performance cycle was a compounded annual rate of 10.4%, above target and at the maximum of the funding scale. The Total Return Component funded at 200% of target units.
•Performance on the ROE component of the grant was an average of 105.9% of target. The ROE component funded at 133.6% of target units.

Name	Target Incentive (% of Base Salary)[1]	Total Return Component Units Granted/Paid	ROE Component Units Granted/Paid	2018-2020 Actual LTIP Paid[2]
Mary E. Kipp	165%	8,667.24/17,334.5	8,667.24/11,579.4	$2,354,749
Daniel A. Doyle	95	4,084.5/8,169	4,084.5/5,456.9	1,109,693
Steve R. Secrist	95	3,488.5/6,977	3,488.5/4,660.6	947,769
Booga K. Gilbertson	95	2,665.5/5,331	2,665.5/3,561.1	724,173
Margaret F. Hopkins	50	1,312/2,624	1,312/1,752.8	356,449
______________
1 Target LTI Plan incentive is a percentage of 2018 base salary when the grants were made in 2018 with a unit price of $60.59, except that Ms. Kipp’s target is a percentage of 2019 base salary equal to 75% of target LTI % of 220% with a per unit price of $81.86.
2 2018-2020 actual LTI Plan amount payable is equal to the unit price of $81.44 multiplied by earned Total Return and ROE component units.
3 In connection with Ms. Kipp’s commencement of employment in 2019, Ms. Kipp was eligible to participate in the 2018-2020 performance cycle at a target amount that reflected her reduced participation during that performance cycle but was intended to incentivize her performance following commencement of employment.

In connection with Ms. Harris’ retirement, she was eligible to receive pro-rated portion of her LTI grants for the 2018-2020 and 2019-2021 performance cycles in accordance with the LTI Plan in the amounts of $3,871,077 and $1,105,636, respectively, paid in March 2020. In connection with Mr. Mills’s retirement, he was eligible to receive a pro-rated portion of his LTI grant for the 2018-2020 and 2019-2021 performance cycles at retirement in the amounts of $663,826 and $236,281, respectively, paid in March 2021.

Retirement Plans –– Executive Retirement Plans and Retirement Plan
The Company maintains executive retirement plans to attract and retain executives by providing a benefit that is coordinated with the tax-qualified Retirement Plan for Employees of Puget Sound Energy, Inc. (Retirement Plan). Without the addition of the executive retirement plans, these executives would receive lower percentages of replacement income during retirement than other employees. All the Named Executive Officers participate in executive retirement plans during 2020—Mr. Doyle, Mr. Secrist, Ms. Gilbertson and Ms. Hopkins participate in the SERP and Ms. Kipp participates in the Officer Restoration Benefit, as part of the Deferred Compensation Plan for Key Employees. Ms. Harris and Mr. Mills participated in the SERP until their departures in 2020. Additional information regarding the SERP, Officer Restoration Benefit and the Retirement Plan is shown in the “2020 Pension Benefits” table.

Deferred Compensation Plan
The Named Executive Officers are eligible to participate in the Deferred Compensation Plan for Key Employees (Deferred Compensation Plan).  The Deferred Compensation Plan provides eligible executives an opportunity to defer up to 100% of base salary, annual incentive bonuses and earned LTI Plan awards, plus receive additional Company contributions made by PSE into an account that has three investment tracking fund choices.  The funds mirror performance in major asset classes of bonds, stocks, and an interest crediting fund that changes rates quarterly.  The Deferred Compensation Plan is intended to allow the executives to defer current income, without being limited by the Internal Revenue Code contribution limitations for 401(k) plans and therefore have a deferral opportunity similar to other employees as a percentage of eligible compensation.  The Company contributions are also intended to restore benefits not available to executives under PSE’s tax-qualified plans due to Internal Revenue Code limitations on compensation and benefits applicable to those plans.  Additional information regarding the Deferred Compensation Plan is shown in the “2020 Nonqualified Deferred Compensation” table.

Post-Termination Benefits
Prior to Ms. Harris’ retirement, she was a party to an Executive Employment Agreement that provided severance benefits in the event of a qualifying termination of employment within two years of a change in control. No other executive officers have similar agreements. The agreement with Ms. Harris terminated upon her retirement on January 2, 2020.
The Committee periodically reviews existing change in control and severance arrangements for the peer group companies. Based on this information, the Committee has determined not to extent such arrangements to current and newly hired executives.
The “Potential Payments Upon Termination or Change in Control” section describes the current post-termination arrangements with the Named Executive Officers as well as other plans and arrangements that would provide benefits on termination of employment or a change in control, and the estimated potential incremental payments upon a termination of employment or change in control based on an assumed termination or change in control date of December 31, 2020.

Other Compensation
The Company also provides the Named Executive Officers with benefits and limited perquisites. The Company may provide payments upon hiring a new executive to help offset the executive’s relocation expenses in order to attract qualified candidates from other areas of the country. In connection with Ms. Kipp’s commencement of employment, she was eligible to receive a bonus of $1,500,000 in the event the previously announced acquisition of El Paso Electric by the Infrastructure Investments Fund, an investment vehicle advised by J.P. Morgan Incentive Management Inc. was completed in 2020. This acquisition was completed and Ms. Kipp was paid $1,500,000 during 2020.
The current executives participate in the same group health and welfare plans as other employees. Company vice presidents and above, including the Named Executive Officers, are eligible for additional disability and life insurance benefits. The executives are also eligible to receive reimbursement for financial planning, tax preparation and legal services up to an annual limit. The reimbursement for financial planning, tax preparation and legal services is provided to allow executives to concentrate on their business responsibilities. These perquisites generally do not make up a significant portion of executive compensation and did not exceed $10,000 in total for each Named Executive Officer in 2020. Executives are taxed on the value of the perquisites received, with no corresponding gross-up by the Company.

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

Impact of Tax and Accounting Treatment of Compensation
The accounting treatment of compensation generally has not been a significant factor in determining the amounts of compensation for our executive officers.  However, the Company considers the accounting impact of various program designs to balance the potential cost to the Company with the benefit/value to the executive. As a result of changes in federal tax law effective in 2018, the Company is now subject to IRS section 162(m). Section 162(m) limits the tax deductibility of compensation paid to certain executive officers, including the Named Executive Officers, to $1 million per year. Notwithstanding the new tax law, the Company does not expect to make changes in its executive compensation program designs and retains the discretion to pay compensation that may not qualify for a tax deduction.

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

Compensation and Leadership Development Committee Report
The Board delegates responsibility to the Compensation and Leadership Development Committee to establish and oversee the Company’s executive compensation program.  Each member of the Committee served during all of 2020.
The Committee members listed below have reviewed and discussed the “Compensation Discussion and Analysis” with the Company’s management.  Based on this review and discussion, the Committee recommended to the Board, and the Board has approved, that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for filing with the SEC.

Compensation and Leadership
Development Committee of
Puget Energy, Inc.
Puget Sound Energy, Inc.

Steven Zucchet, chair,
Scott Armstrong
Barbara Gordon
Mary McWilliams
Christopher Trumpy
Martijn Verwoest

Summary Compensation Table
The following information is provided for the year ended December 31, 2020, (and for prior years where applicable) with respect to the Named Executive Officers during 2020.  The positions listed below are at Puget Energy and PSE, except that Ms. Gilbertson and Ms. Hopkins are executives of PSE only. Positions listed are those held by the Named Executive Officers as of December 31, 2020.  Salary and incentive compensation includes amounts deferred at the executive’s election.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation[2]	Change in Pension Value and Nonqualified Deferred Compensation[3]	All Other Compensation[4]	Total
Mary E. Kipp,	2020	$891,667	$—	$—	$—	$2,847,229	$—	$1,557,670	$5,296,566
President and Chief Executive Officer	2019	252,540	—	—	—	1,876,398	—	813,893	2,942,831
Daniel A. Doyle	2020	544,041	—	—	—	1,304,379	824,333	60,602	2,733,355
Senior Vice President	2019	521,399	—	—	—	1,608,655	964,614	63,555	3,158,223
Chief Financial Officer	2018	519,039	—	—	—	1,718,288	489,180	60,657	2,787,164
Kimberly J. Harris	2020	50,725	—	—	—	—	119,996	4,998,260	5,158,981
Former Chief Executive	2019	989,799	—	—	—	7,382,111	3,373,594	28,864	11,774,368
Officer	2018	939,823	45,220	—	—	6,593,310	445,343	20,888	8,044,584
Steve R. Secrist	2020	479,287	—	—	—	1,105,450	658,689	51,325	2,294,751
Senior Vice President	2019	459,165	—	—	—	1,291,097	786,634	53,517	2,590,413
General Counsel, Chief Ethics & Compliance Officer	2018	436,600	—	—	—	1,335,367	273,059	46,850	2,091,876
Booga K. Gilbertson
Senior Vice President, Chief Operations Officer	2020	420,406	—	—	—	870,111	794,245	43,169	2,127,931
Margaret F. Hopkins
Senior Vice President Shared Services and CIO	2020	345,328	—	—	—	461,260	499,683	39,064	1,345,334
David E. Mills
Former Senior Vice President, Chief Strategy Officer	2020	361,900	—	—	—	77,139	217,775	946,102	1,602,916
_______________
1.Reflects individual performance above target as described in the "Compensation Discussion and Analysis," section titled "2020 Annual Incentive Plan Results".
2.For 2020, reflects annual cash incentive compensation paid under the 2020 Goals and Incentive Plan and cash incentive compensation paid under the LTI Plan for the 2018-2020 performance cycle. Cash incentive amounts were paid in early 2021 or deferred at the executive's election.  The 2020 Goals and Incentive Plan and the LTI Plan are described in further detail under “Compensation Discussion and Analysis,” including the individual amounts paid to each Named Executive Officer in early 2021.
3.Reflects the aggregate increase in the actuarial present value of the executive’s accumulated benefit under all pension plans during the year.  The amounts are determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and include amounts that the executive may not currently be entitled to receive because such amounts are not vested.  In 2020, updated interest rates relative to those used for 2019 have generally resulted in comparable increases in value as in prior years.  Information regarding these pension plans is set forth in further detail under “2020 Pension Benefits.”  The change in pension value amounts for 2020 are: Ms. Kipp, $0; Mr. Doyle, $824,333; Ms. Harris, $119,692; Mr. Secrist, $658,689; Ms. Gilbertson, $790,449; Ms. Hopkins, $499,683; and Mr. Mills, $217,723. Also included in this column are the portions of Deferred Compensation Plan earnings that are considered above market. These amounts for 2020 are: Ms. Kipp, $0, Mr. Doyle, $0; Ms. Harris, $304; Mr. Secrist, $0; Ms. Gilbertson, $3,796; Ms. Hopkins, $0; and Mr. Mills, $52. See the “2020 Nonqualified Deferred Compensation” table for all Deferred Compensation Plan earnings.
4.All Other Compensation for 2020 is shown in detail in the table below.
5.Ms. Harris was promoted to President and CEO from President on March 1, 2011, became CEO effective August 31, 2019, and retired on January 2, 2020.
6.Ms. Kipp joined PSE and Puget Energy as President on August 31, 2019, and became President and CEO on January 3, 2020, with the retirement of Ms. Harris.
7.Mr. Doyle joined PSE and Puget Energy as Senior Vice President and Chief Financial Officer on November 28, 2011.
8.Mr. Secrist has worked at PSE since May 1989.
9.Ms. Gilbertson has worked at PSE since 1991.
10.Ms. Hopkins has worked at PSE since 2009.
11.Mr. Mills joined PSE in 2002 and retired as Senior Vice President, Chief Strategy Officer on November 9, 2020.

Detail of All Other Compensation

Name	Perquisites and Other Personal Benefits[1]	Registrant Contributions to Defined Contribution and Deferred Compensation Plans[2]	Other[3]
Mary E. Kipp	$1,440	$49,867	$1,506,363
Daniel A. Doyle	2,500	50,779	7,323
Kimberly J. Harris	5,000	5,843	4,977,417
Steve R. Secrist	980	44,914	5,431
Booga K. Gilbertson	712	37,291	5,166
Margaret F. Hopkins	3,500	28,301	7,263
David E. Mills	2,500	33,672	909,930
_______________
1.Reimbursement for financial planning, tax planning, and/or legal planning, with the initial plan up to a maximum of $5,000, and then annual reimbursement up to a maximum of $5,000 for Ms. Kipp and Ms. Harris, and $2,500 for the other Named Executive Officers.
2.Includes Company contributions during 2020 to PSE’s Investment Plan (a tax qualified 401(k) plan) and the Deferred Compensation Plan. Company 401(k) contributions are as follows: Ms. Kipp, $20,347; Mr. Doyle, $19,900; Ms. Harris $5,843,Mr. Secrist $19,990; Ms. Gilbertson $19,565, Ms. Hopkins $16,200 and Mr. Mills, $19,900. Company contributions to the Deferred Compensation Plan are as follows: Ms. Kipp, $29,520; Mr. Doyle, $30,879; Ms. Harris, $0; Mr. Secrist, $25,014; Ms. Gilbertson, $17,725; Ms. Hopkins, $12,101; and Mr. Mills, $13,772.
3.Reflects the value of imputed income for life insurance and Company paid premiums on supplemental disability insurance for all Named Executive Officers. For Ms. Kipp also includes a signing bonus of $1,500,000 as described in the Compensation Discussion and Analysis, “Other Compensation". For Ms. Harris and Mr. Mills also includes pro-rated payment of LTI grants at retirement, per the LTI Plan terms: Ms. Harris 2018-2020 $3,871,077 and 2019-2021 $1,105,636; Mr. Mills 2018-2020 $663,826 and 2019-2021 $236,281.

2020 Grants of Plan-Based Awards
The following table presents information regarding 2020 grants of non-equity annual incentive awards and LTI Plan awards, including, as applicable, the range of potential payouts for the awards.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Grant Date	Grant Target Value	Threshold	Target	Maximum
Mary E. Kipp
Annual Incentive[1]	1/1/2020		$270,000	$900,000	$1,800,000
LTIP Plan 2020-2022[2]	2/21/2020	$2,385,000	1,192,500	2,385,000	4,770,000
Daniel A. Doyle
Annual Incentive[1]	1/1/2020		$106,736	$355,786	$711,572
LTIP Plan 2020-2022[2]	2/21/2020	519,995	259,997	519,995	1,039,990
Steve R. Secrist
Annual Incentive[1]	1/1/2020		$94,307	$314,357	$628,714
LTIP Plan 2020-2022[2]	2/21/2020	459,445	$229,722	459,445	918,889
Booga K. Gilbertson
Annual Incentive	1/1/2020		$83,488	$278,294	$556,589
LTI Plan 2020-2022	2/21/2020	406,738	203,369	406,738	813,476
Margaret F. Hopkins
Annual Incentive	1/1/2020		$68,250	$227,500	$455,000
LTI Plan 2020-2022	2/21/2020	332,500	166,250	332,500	665,000
David E. Mills
Annual Incentive[1]	1/1/2020		$78,874	$262,913	$525,825
LTIP Plan 2020-2022[2]	2/21/2020	384,257	192,128	384,257	768,514
_______________
1.As described in the “Compensation Discussion and Analysis,” the 2020 Goals and Incentive Plan had dual funding triggers in 2020 of $1,288.0 million EBITDA and SQI performance of 6/10. Payment would be $0 if either trigger is not met. The threshold estimate assumes $1,288.0 million EBITDA and SQI/Safety measure performance at 6/10. The target estimate assumes $1,432 million EBITDA and SQI/Safety measure performance at 10/10. The maximum estimate assumes $1,933.2 million EBITDA or higher and SQI/Safety measure performance at 10/10.
2.As described in the “Compensation Discussion and Analysis,” LTI Plan grants for the 2020-2022 performance cycle were allocated 100% to a ROE component subject to achievement of an EBITDA threshold goal. Payments are calculated based on the average three-year performance of ROE. As described in the “Compensation Discussion and Analysis,” LTI Plan grants for the 2020-2022 performance cycle were allocated 100% to a ROE component subject to achievement of an EBITDA threshold goal. Payments are calculated based on the average three-year performance of ROE.

2020 Pension Benefits
The Company and its affiliates maintain two pension plans: the Retirement Plan and the SERP, in addition to an Officer Restoration Benefit as part of the Deferred Compensation Plan. The following table provides information for each of the Named Executive Officers regarding the actuarial present value of the executive’s accumulated benefit and years of credited service under the Retirement Plan and the SERP. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. Each of the Named Executive Officers participates in both plans, except Ms. Kipp, who participates just in the Officer Restoration Benefit (which is reported separately below.)

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit [1,2]	Payments During Last Fiscal Year
Mary E. Kipp[3]	Retirement Contribution	1.3	$—	$—
	Restoration Benefit	1.3	—	—
Daniel A. Doyle	Retirement Plan	9.1	334,856	—
	SERP	9.1	3,893,278	—
Kimberly J. Harris	Retirement Plan	20.7	708,629	—
	SERP	20.7	—	13,144,354
Steve R. Secrist	Retirement Plan	31.6	791,915	—
	SERP	31.6	4,174,657	—
Booga K. Gilbertson	Retirement Plan	34.8	808,786	—
	SERP	34.8	3,084,187	—
Margaret F. Hopkins	Retirement Plan	11.3	345,361	—
	SERP	11.3	2,018,741	—
David E. Mills	Retirement Plan	18.5	667,656	—
	SERP	18.5	—	3,504,856
_______________
1.The amounts reported in this column for each executive were calculated assuming no future service or pay increases. Present values were calculated assuming no pre-retirement mortality or termination.  The values under the Retirement Plan and the SERP are the actuarial present values as of December 31, 2020, of the benefits earned as of that date and payable at normal retirement age (age 65 for the Retirement Plan and age 62 for the SERP).  Future cash balance interest credits are assumed to be 4.0% annually.  The discount assumption is 2.70%, and the post-retirement mortality assumption is based on the 2021 417(e) unisex mortality table. Annuity benefits are converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 2.22%, 3.38%, and 3.92% (the 24-month average of the underlying rates as of September 2019), except that payments assumed to occur during 2020 use segment rates in effect for 2020 (this includes Ms. Harris' and Mr. Doyle's SERP present values).  These assumptions are consistent with the ones used for the Retirement Plan and the SERP for financial reporting purposes for 2020.  In order to determine the change in pension values for the Summary Compensation Table, the values of the Retirement Plan and the SERP benefits were also calculated as of December 31, 2019, for the benefits earned as of that date using the assumptions used for financial reporting purposes for 2019.  These assumptions included assumed cash balance interest credits of 4.0%, a discount assumption of 3.35% and post-retirement mortality assumption based on the 2020 417(e) unisex mortality table. Annuity benefits were converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 2.79%, 3.92%, and 4.38% (the 24-month average of the underlying rates as of September 2018). Other assumptions used to determine the value as of December 31, 2019, were the same as those used for December 31, 2020.
2.As described in footnote 1 above, the amounts reported for the SERP in this column are actuarial present values, calculated using the actuarial assumptions used for financial reporting purposes. These assumptions are different from those used to calculate the actual amount of benefit payments under the SERP (see text below for a discussion of the actuarial assumptions used to calculate actual payment amounts). The following table shows the estimated lump sum amount that would be paid under the SERP to each SERP-eligible Named Executive Officer at age 62 (without discounting to the present), calculated as if such Named Executive Officer had terminated employment on December 31, 2020.  Each SERP-eligible Named Executive Officer was vested in his or her SERP benefits as of December 31, 2020.

Name	Estimated Lump Sum
Daniel A. Doyle	$3,893,278
Steve R. Secrist	4,532,067
Booga K. Gilbertson	3,453,942
Margaret F. Hopkins	2,379,204
_______________________
3. Ms. Kipp does not have a SERP benefit as that plan was closed prior to her joining PSE. Ms. Kipp does not have a Retirement Plan benefit, as upon hire, she elected to have her 4% company retirement contribution made to her 401(k) account, which based on service through 12/31/2020 had a value of $19,954. Ms. Kipp also participates in an Officer Restoration Benefit Plan as described below, with vesting after three years of service. The value of Ms. Kipp’s Officer Restoration Benefit which based on service through 12/31/2020 had a value of $31,903.
4.As a result of retirement on January 2, 2020, Ms. Harris received a SERP lump sum in the amount of $13,144,354, calculated per the plan and paid according to Ms. Harris’ payment election. Additionally, as a result of retirement on November 9, 2020, Mr. Mills received a SERP lump sum in the amount of $3,504,856, calculated per the plan and paid according to Mr. Mills’ payment election.

Retirement Plan
Under the Retirement Plan, the Company's eligible employees hired prior to January 1, 2014 (prior to December 12, 2014, in the case of IBEW-represented employees), including the Named Executive Officers, accrue benefits in accordance with a cash balance formula, beginning on the later of their date of hire or March 1, 1997.  Under this formula, for each calendar year after 1996, age-weighted pay credits are allocated to a bookkeeping account (a Cash Balance Account) for each participant.  The pay credits range from 3% to 8% of eligible compensation. Non-represented and UA-represented employees hired on or after January 1, 2014, and IBEW-represented employees hired on or after December 12, 2014, will receive pay credits equal to 4% (rather than the age-based pay credit described above), which non-represented and IBEW-represented employees may choose to have contributed to the Company’s 401(k) plan, rather than credited under the Retirement Plan. Eligible compensation generally includes base salary and bonuses (other than bonuses paid under the LTI Plan and signing, retention and similar bonuses), up to the limit imposed by the Internal Revenue Code.  For 2020, the limit was $285,000. For 2021, the limit is $290,000. In addition, as of March 1, 1997, the Cash Balance Account of each participant who was participating in the Retirement Plan on March 1, 1997, was credited with an amount based on the actuarial present value of that participant’s accrued benefit, as of February 28, 1997, under the Retirement Plan’s previous formula. Amounts in the Cash Balance Accounts are also credited with interest.  The interest crediting rate is 4% per year or such higher amount as PSE may determine. For 2020 and 2021, the annual interest crediting rate was 4%.
A participant’s Retirement Plan benefit generally vests upon the earlier of the participant’s completion of three years of active service with Puget Energy, PSE or their affiliates or attainment of age 65 (the Retirement Plan’s normal retirement age) while employed by the Company or one of its affiliates.  Normal retirement benefit payments begin to a vested participant as of the first day of the month following the later of the participant’s termination of employment or attainment of age 65.  However, a vested participant may elect to have his or her benefit under the Retirement Plan paid, or commence to be paid, as of the first day of any month commencing after the date on which his or her employment with Puget Energy, PSE and their affiliates terminates.  If benefit payments commence prior to the participant’s attainment of age 65, then the amount of the monthly payments will be reduced for early commencement to reflect the fact that payments will be made over a longer period of time.  This reduction is subsidized - that is, it is less than a pure actuarial reduction.  The amount of this reduction is, on average, 0.30% for each of the first 60 months, 0.33% for each of the second 60 months, 0.23% for each of the third 60 months and 0.17% for each of the fourth 60 months that the payment commencement date precedes the participant’s 65th birthday.  Further reductions apply for each additional month that the payment commencement date precedes the participant’s 65th birthday.  As of December 31, 2020, all the Named Executive Officers, except Ms. Kipp, were vested in their benefits under the Retirement Plan and, hence, would be eligible to commence benefit payments upon termination.
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

Supplemental Executive Retirement Plan
The SERP provides a benefit to participating Named Executive Officers that supplements the retirement income provided to the executives by the Retirement Plan. The Company closed the SERP plan to new participants as of August 1, 2019, but existing officer participants continue to accrue benefits in the plan. All the Named Executive Officers hired prior to 2019 participate in the SERP. A participating Named Executive Officer’s SERP benefit generally vests upon the executive’s completion of five years of participation in the SERP and attainment of age 55 while employed by the Company or any of its affiliates. However, SERP participants as of December 31, 2012, who have not yet attained age 55, have been exempted from the age 55 vesting requirement. All the participating Named Executive Officers are vested in their SERP benefits.

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
iii.The actuarially equivalent monthly amount payable (or that would be payable) to the executive as of the first day of the month following the later of the executive’s date of termination or attainment of age 62 from any pension-type rollover accounts within the Deferred Compensation Plan (including the annual cash balance restoration account). These accounts are described in more detail in the “2020 Nonqualified Deferred Compensation” section.
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

2020 Nonqualified Deferred Compensation
The following table provides information for each of the Named Executive Officers regarding aggregate executive and Company contributions and aggregate earnings for 2020 and year-end account balances under the Deferred Compensation Plan.

Name	Executive Contributions in 2020[1]	Registrant Contributions in 2020[2]	Aggregate Earnings in 2020[3]	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2020[4]
Mary E. Kipp	$213,089	$29,520	$32,069	$—	$340,048
Daniel A. Doyle	28,479	30,879	135,753		1,413,071
Kimberly J. Harris	—	—	704	352,631	—
Steve R. Secrist	36,651	25,014	22,743	—	324,885
Booga K. Gilbertson	54,372	17,725	76,572	—	905,830
Margaret F. Hopkins	144,760	12,101	73,673		700,115
David E. Mills	13,547	13,772	15,624	225,133	—
_______________
1.The amount in this column reflects elective deferrals by the executive of salary, annual incentive compensation or LTI Plan awards paid in 2020. Deferred salary amounts are: Ms. Kipp, $213,089; Mr. Doyle, $28,479; Ms. Harris, $0; Mr. Secrist, $36,651; Ms. Gilbertson, $54,372; Ms. Hopkins, $36,018; and Mr. Mills, $13,547. Deferred incentive compensation and LTI Plan award amounts are $0 for all Named Executives, except for Ms. Hopkins who deferred $24,238 in incentive compensation and $84,505 in LTI Plan awards. The amounts are also included in the applicable column of the Summary Compensation Table for 2020.
2.The amount reported in this column reflects contributions by PSE consisting of the annual investment plan restoration amount and annual cash balance restoration amount described below. These amounts are also included in the total amounts shown in the All Other Compensation column of the Summary Compensation Table for 2020.
3.The amount in this column for each executive reflects the change in value of investment tracking funds. Amounts of zero indicate no change in value or a decrease in value.  Above market earnings on these amounts are included in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column of the Summary Compensation Table for 2020.
4.Of the amounts in this column, the amounts in the table below have also been reported in the Summary Compensation Table for 2020, 2019, and 2018.

Name	Reported for 2020	Reported for 2019	Reported for 2018
Mary E. Kipp	$242,609	$64,500	$—
Daniel A. Doyle	59,358	66,403	61,671
Kimberly J. Harris	304	2,516	2,154
Steve R. Secrist	61,665	67,034	55,044
Booga K. Gilbertson	75,893	—	—
Margaret F. Hopkins	156,861	—	—
David E. Mills	27,371	—	—

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
The Named Executive Officers choose how to credit deferred amounts among three investment tracking funds.  The tracking funds mirror performance in major asset classes of bonds, stocks, and a money market index. For deferrals prior to 2012, an interest crediting fund was available.  The tracking funds differ from the investment funds offered in the 401(k) plan.  The 2020 calendar year returns of these tracking funds were:

Vanguard Total Bond Market Index	7.74%
Vanguard 500 Index	18.37
Vanguard Money Market Index	0.45
Interest Crediting Fund (pre-2012 deferrals)	3.15

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

Employment Agreements with Certain Named Executive Officers
In March 2009, PSE entered into Executive Employment Agreements (Employment Agreements) with Ms. Harris (the Covered Executive).  The Employment Agreement terminated with Ms. Harris’ retirement as of January 2, 2020.

Estimated Potential Incremental Payments upon Termination or Change in Control
The amounts shown in the table below assume that the termination of employment of a Named Executive Officer or a change in control was effective as of December 31, 2020.  The amounts below are estimates of the incremental amounts that would be paid out to the Named Executive Officer upon a termination of employment or a change in control.  Actual amounts payable can only be determined at the time of a termination of employment or a change in control. Ms. Harris and Mr. Mills were not active as of December 31, 2020 and are not included in the table. The pro-rated LTI Plan amounts payable to them in connection with their retirements pursuant to the terms of the LTI Plan are disclosed in the “Details of All Other Compensation” section of the Summary Compensation Table, which amount for Ms. Harris was $4,976,713 and for Mr. Mills, was $900,107.

	Upon Change in Control (and awards not assumed or substituted)	After Change in Control Involuntary Termination w/o Cause or for Good Reason	Retirement	Disability	Death
Mary E. Kipp	$—	$—	$—	$—	$—
Long Term Incentive Plan	3,580,064	3,580,064	3,580,064	3,580,064	3,580,064
Supplemental Life Insurance	—	—	—	—	3,000,000
Total Estimated Incremental Value	$3,580,064	$3,580,064	$3,580,064	$3,580,064	$6,580,064
Daniel A. Doyle	$—	$—	$—	$—	$—
Long Term Incentive Plan	1,438,079	1,438,079	—	1,438,079	1,438,079
Supplemental Life Insurance	—	—	—	—	1,258,935
Total Estimated Incremental Value	$1,438,079	$1,438,079	$—	$1,438,079	$2,697,014
Steve R. Secrist	$—	$—	$—	$—	$—
Long Term Incentive Plan	1,233,713	1,233,713	—	1,233,713	1,233,713
Supplemental Life Insurance	—	—	—	—	1,112,340
Total Estimated Incremental Value	$1,233,713	$1,233,713	$—	$1,233,713	$2,346,053
Booga K. Gilbertson	$—	$—	$—	$—	$—
Long Term Incentive Plan	965,540	965,540	—	965,540	965,540
Supplemental Life Insurance	—	—	—	—	984,734
Total Estimated Incremental Value	$965,540	$965,540	$—	$965,540	$1,950,274
Margaret F. Hopkins	$—	$—	$—	$—	$—
Long Term Incentive Plan	462,990	462,990	—	462,990	462,990
Supplemental Life Insurance	—	—	—	—	805,000
Total Estimated Incremental Value	$462,990	$462,990	$—	$462,990	$1,267,990

Chief Executive Officer Pay Ratio
We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation for our Chief Executive Officer in accordance with SEC Item 402(u) of Regulation S-K.
For 2020, our last completed fiscal year:
•The annual total compensation of our CEO, actively employed as of December 31, 2020, and reported in the 2020 Summary Compensation Table, was $5,296,566.
•The median of the annual total compensation of all our employees (excluding our CEO) was $140,300.

As a result, for 2020 the ratio of annual total compensation of our Chief Executive Officer to the median of our annual total compensation of all employees was 38:1.
We identified our median employee by examining the total cash compensation we paid during 2020 to all individuals, excluding our CEO, who were employed by us on December 31, 2020, which totaled approximately 3,174 individuals, all located in the United States (as reported in Item 1. Business), including employees, whether employed on a full-time, part-time or seasonal basis. Total cash compensation consisted of base salary, overtime, paid time off and annual incentives as reflected in our payroll records. We consistently applied this compensation measure and did not make any assumptions, adjustments, or estimates with respect to total cash compensation. We believe that the use of total cash compensation for all employees is a consistently applied compensation measure because it includes all major compensation elements available to employees. Pay for all non-represented employees in the organization is benchmarked periodically to ensure alignment with our compensation philosophy of paying at the market median.
After identifying the median employee based on total cash compensation for 2020, we calculated annual total compensation for such employee for 2020 using the same methodology we use for our named executive officers as set forth in the 2020 Summary Compensation Table in accordance with the requirements of Item 402 (c)(2)(x) of Regulation S-K. Annual total compensation for 2020 for our median employee included annual salary, annual incentives, and company contributions towards benefits including retirement. Annual total compensation for 2020 for our CEO consists of the amount reported in the "Total" column of our 2020 Summary Compensation Table.

Director Compensation for Fiscal Year 2020
The following table sets forth information regarding compensation paid by the Company to the directors named in the table who received compensation from the Company in 2020 for service as directors.  We refer to these directors as non-employee directors.  Directors who are employed by the Company or by the Company’s investor-owners are not paid separately for their service and thus are not named in the table below.  The directors who are employed by the Company’s investor-owners are: Kenton Bradbury, Richard Dinneny, Chris Hind, Grant Hodgkins, Martijn Verwoest, and Steven Zucchet.
As described in further detail below, the Company’s non-employee director compensation program in 2020 consisted of quarterly retainer cash fees of $42,500.  Additional quarterly retainer amounts associated with serving as Chair of the Board, chairing Board committees, serving on the Audit Committee and meeting fees were also paid in cash.

Name	Fees Earned	Nonqualified Deferred Compensation Earnings[1]	Total
Scott Armstrong	$186,600	$—	$186,600
Barbara Gordon	154,440	17,160	171,600
Steve Hooper	—	57,250	57,250
Thomas King	175,600	—	175,600
Paul McMillan	186,600	—	186,600
Mary O. McWilliams	171,600	—	171,600
Christopher Trumpy	176,400	—	176,400
_______________
1.Represents earnings accrued on deferred compensation considered to be above market.

Non-employee Director Compensation Program
The 2020 non-employee director compensation program is based on the principles that the level of non-employee director compensation should be based on Board and committee responsibilities and should be competitive with comparable companies.
The 2020 compensation program for non-employee directors was as follows:
1.A base cash quarterly retainer fee of $42,500;
2.A $1,600 per meeting fee ($800 for telephonic) will be paid when the number of Board or Committee meetings exceed six per year (not applicable to Asset Management Committee calls).

In 2020, non-employee directors were paid the following additional cash quarterly retainer fees:
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

Deferral of Compensation
Non-employee directors may choose to elect to defer all or a part of their cash fees under the Company’s Deferred Compensation Plan for non-employee directors.  Non-employee directors may allocate these deferrals into one or more “measurement funds,” which include an interest crediting fund, an equity index fund and a bond index fund.  Non-employee directors are permitted to make changes in measurement fund allocations quarterly.   Steve Hooper and Barbara Gordon are the only independent board member to defer any director fees during 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners
The following tables show the number of shares of common stock beneficially owned as of December 31, 2020, by each person or group that we know owns more than 5.0% of Puget Energy’s and PSE’s common stock.  No director, executive officer or executive officer named in the Summary Compensation Table in Item 11 of Part III of this report owns any of the outstanding shares of common stock of Puget Energy or PSE.  Puget Equico LLC (Puget Equico) and its affiliates beneficially own 100.0% of the outstanding common stock of Puget Energy.  Puget Energy holds 100.0% of the outstanding common stock of PSE.  Percentage of beneficial ownership is based on 200 shares of Puget Energy common stock and 85,903,791 shares of PSE common stock outstanding as of December 31, 2020.

Beneficial Ownership Table of Puget Energy and PSE

Number of Beneficially Owned Shares
Name	Puget Energy	Puget Sound Energy
Puget Equico LLC and affiliates	200[1,2]	—
Puget Energy	—	85,903,791[3]
_______________
1Information presented above and in this footnote is based on Amendment No. 2 to Schedule 13D/A filed on February 13, 2009 (the Schedule 13D) by, among others, Puget Equico, Puget Intermediate Holdings Inc. (Puget Intermediate), Puget Holdings (Puget Holdings and together with Puget Intermediate, the Parent Entities), Padua MG Holdings LLC (PMGH) Canada Pension Plan Investment Board (USRE II) Inc. (CPPIB), 6860141 Canada Inc. as trustee for British Columbia Investment Management Corporation (BCI), PIP2PX (Pad) Ltd. (PIP2PX) and PIP2GV (Pad) Ltd. (PIP2GV and together with OMERS and PGGM, PMGH, CPPIB, BCI and PIP2PX, the Investors). Puget Equico is a wholly-owned subsidiary of Puget Intermediate, Puget Intermediate is a wholly-owned subsidiary of Puget Holdings and the Investors are the direct or indirect owners of Puget Holdings.  The Parent Entities and the Investors are the direct or indirect owners of Puget Equico. Although the Parent Entities and the Investors do not own any shares of Puget Energy directly, Puget Equico, the Parent Entities and the Investors may be deemed to be members of a “group,” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Accordingly, each such entity may be deemed to beneficially own the 200 shares of Puget Energy common stock owned by Puget Equico.  Such shares of common stock constitute 100.0% of the issued and outstanding shares of common stock of Puget Energy.  Under Section 13(d)(3) of the Exchange Act and based on the number of shares outstanding, Puget Equico, the Parent Entities and the Investors may be deemed to have shared power to vote and shared power to dispose of such shares of Puget Energy common stock that may be beneficially owned by Puget Equico.  However, each of Puget Equico, the Parent Entities and the Investors expressly disclaims beneficial ownership of such shares of common stock other than those shares held directly by such entity.  As of February 24, 2021:
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
•The address of the principal office of CPPIB is One Queen Street East, Suite 2500, P.O. Box 101, Toronto, Ontario, Canada M5C 2W5.
•The address of the principal office of BCI is 750 Pandora Ave, Victoria, British Columbia, Canada V8W 0E4.
•The address of the principal office of PIP2PX and PIP2GV is 10250, 101 Street NW, Edmonton, Alberta, Canada T5J 3P4.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, for the years ended December 31, 2020, and 2019 were as follows:

	2020		2019
(Dollars in Thousands)	Puget Energy	PSE	Puget Energy	PSE
Audit fees[1]	$2,598	$2,346	$2,630	$2,378
Audit related fees[2]	152	—	114	114
Tax fees[3]	—	—	—	—
Other fees[4]	52	52	52	52
Total	$2,802	$2,398	$2,796	$2,544
_______________
1.For professional services rendered for the audit of Puget Energy’s and PSE’s annual financial statements and reviews of financial statements included in the Company’s Forms 10-Q.  The 2020 fees are estimated and include an aggregate amount of $1.7 million billed to Puget Energy and $1.6 million to PSE through December 2020.
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
The annual audit services engagement terms and fees, as well as any changes in terms, conditions and fees relating to the engagement, are subject to specific pre-approval by the Audit Committee.  In addition, on an annual basis, the Audit Committee grants general pre-approval for specific categories of audit, audit-related, tax and other services, within specified fee levels, that may be provided by the independent registered public accounting firm.  With respect to each proposed pre-approved service, the independent registered public accounting firm is required to provide detailed back-up documentation to the Audit Committee regarding the specific services to be provided.  Under the policies, the Audit Committee may delegate pre-approval authority to one or more of their members.  The member or members to whom such authority is delegated shall report any pre-approval decision to the Audit Committee at its next scheduled meeting.  The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management. For 2020 and 2019, all audit and non-audit services were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)Documents filed as part of this report:
1) Financial Statements
2) Financial Statement Schedules. Financial Statement Schedules of the Company, as required for the years ended December 31, 2020, 2019, and 2018, consist of the following:
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

	4.23
Fifth Supplemental Indenture dated May 19, 2020 relating to Puget Energy's 4.1% Senior Secured Notes due 2030 (Incorporated herein by reference to Exhibit 4.1 to Puget Energy's Current Report on Form 8-K Filed May 19, 2020, Commission File No. 1-16305).

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

*	21.1	Subsidiaries of Puget Energy, Inc.
*	21.2	Subsidiaries of Puget Sound Energy, Inc.
*	23.1	Consent of PricewaterhouseCoopers LLP

*	31.1	Certification of Puget Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Mary E. Kipp.
*	31.2	Certification of Puget Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Daniel A. Doyle.
*	31.3	Certification of Puget Sound Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Mary E. Kipp
*	31.4	Certification of Puget Sound Energy, Inc. – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Daniel A. Doyle.
*	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Mary E. Kipp.
*	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Daniel A. Doyle.
*	101	Financial statements from the Annual Report on Form 10-K of Puget Energy, Inc. and Puget Sound Energy, Inc. for the fiscal year ended December 31, 2020, filed on February 25, 2021, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).
*	101.INS	Inline XBRL Instance
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation
*	101.DEF	Inline XBRL Taxonomy Extension Definition
*	101.LAB	Inline XBRL Taxonomy Extension Label
*	101.PRE	Inline XBRL Taxonomy Extension Presentation
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PUGET ENERGY, INC.		PUGET SOUND ENERGY, INC.

/s/ Mary E. Kipp		/s/ Mary E. Kipp
Mary E. Kipp		Mary E. Kipp
President and Chief Executive Officer		President and Chief Executive Officer

Date:	February 25, 2021	Date:	February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person son behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(Puget Energy and PSE unless otherwise noted)

/s/ Mary E. Kipp	President and	February 25, 2021
(Mary E. Kipp)	Chief Executive Officer

/s/ Daniel A. Doyle	Senior Vice President and
(Daniel A. Doyle)	Chief Financial Officer

/s/ Stephen J. King	Controller and Principal Accounting Officer
(Stephen J. King)

/s/ Scott Armstrong	Director
(Scott Armstrong)

/s/ Kenton Bradbury	Director
(Kenton Bradbury)

/s/ Steven W. Hooper	Director
(Steven W. Hooper)

/s/ Tom King	Director
(Tom King)

/s/ Richard Dinneny	Director
(Richard Dinneny)

/s/ Barbara Gordon	Director of PSE Only
(Barbara Gordon)

/s/ Christopher Hind	Director
(Christopher Hind )

/s/ Paul McMillan	Director
(Paul McMillan)

/s/ Mary O. McWilliams	Director
(Mary O. McWilliams)

/s/ Grant Hodgkins	Director
(Grant Hodgkins)

/s/ Martijn Verwoest	Director
(Martijn Verwoest)

/s/ Steven Zucchet	Director
(Steven Zucchet)