Form 10-Q
period 2021-03-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2021-05-06
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

●	Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;
●	Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by-products of electric generation (including coal ash or other substances), natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;
●	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
●	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
●	Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires, extreme weather conditions, landslides, and other acts of God, terrorism, asset-based or cyber-based attacks, pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;
●	The impact of widespread health developments, including the recent global coronavirus (COVID–19) pandemic, and responses to such developments (such as voluntary and mandatory quarantines, including government stay at home orders, as well as shut downs and other restrictions on travel, commercial, social and other activities) could materially and adversely affect, among other things, electric and natural gas demand, customers’ ability to pay, supply chains, availability of skilled work-force, contract counterparties, liquidity and financial markets;
●	Commodity price risks associated with procuring natural gas and power in wholesale markets from creditworthy counterparties;
●	Wholesale market disruption, which may result in a deterioration of market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, negatively affect wholesale energy prices and/or impede PSE's ability to manage its energy portfolio risks and procure energy supply, affect the availability and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
●	Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
●	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
●	PSE electric or natural gas distribution system failure, blackouts or large curtailments of transmission systems (whether PSE's or others'), or failure of the interstate natural gas pipeline delivering to PSE's system, all of which can affect PSE's ability to deliver power or natural gas to its customers and generating facilities;
●	Electric plant generation and transmission system outages, which can have an adverse impact on PSE's expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive generation resource;
●	The ability to restart generation following a regional transmission disruption;
●	The ability of a natural gas or electric plant to operate as intended;
●	Changes in climate, weather conditions, or sustained extreme weather events in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
●	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
●	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
●	Variable wind conditions, which can impact PSE's ability to generate electricity from wind facilities;
●	The ability to renew contracts for electric and natural gas supply and the price of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
●	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
●	Employee workforce factors including strikes; work stoppages; absences due to pandemics, accidents, natural disasters or other significant, unforeseeable events; availability of qualified employees or the loss of a key executive;
●	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
●	The ability to maintain effective internal controls over financial reporting and operational processes;
●	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally;
●	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder; and
●
Recent laws proposed or passed by various municipalities in PSE's service territory, including Seattle, seek to reduce or eliminate the use of natural gas in various contexts, such as for space, cooking, and water heating in new commercial and multifamily buildings. Such laws may impact operations due to costs and delays from incremental permitting and other requirements that are outside PSE's control.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Item 1A, “Risk Factors” in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2020.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating revenue:
Electric	$758,592	$669,090
Natural Gas	392,906	371,031
Other	8,588	6,009
Total operating revenue	1,160,086	1,046,130
Operating expenses:
Energy costs:
Purchased electricity	205,410	165,742
Electric generation fuel	60,418	63,624
Residential exchange	(25,802)	(24,634)
Purchased natural gas	155,015	154,876
Unrealized (gain) loss on derivative instruments, net	(23,002)	48,541
Utility operations and maintenance	160,540	154,922
Non-utility expense and other	9,906	12,962
Depreciation & Amortization	208,431	164,816
Conservation amortization	34,060	27,393
Taxes other than income taxes	110,310	105,504
Total operating expenses	895,286	873,746
Operating income (loss)	264,800	172,384
Other income (expense):
Other income	13,630	14,059
Other expense	(1,510)	(2,282)
Interest charges:
AFUDC	3,586	3,643
Interest expense	(89,360)	(88,884)
Income (loss) before income taxes	191,146	98,920
Income tax (benefit) expense	2,153	3,984
Net income (loss)	$188,993	$94,936

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$188,993	$94,936
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $634 and $1,373, respectively	2,385	5,170
Other comprehensive income (loss)	2,385	5,170
Comprehensive income (loss)	$191,378	$100,106

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2021	December 31, 2020
Utility plant (at original cost, including construction work in progress of $749,572 and $712,204 respectively):
Electric plant	$9,288,156	$9,200,231
Natural gas plant	4,296,864	4,227,532
Common plant	1,085,442	1,116,524
Less: Accumulated depreciation and amortization	(3,736,675)	(3,671,094)
Net utility plant	10,933,787	10,873,193
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	327,674	324,184
Total other property and investments	1,984,187	1,980,697
Current assets:
Cash and cash equivalents	36,507	52,307
Restricted cash	24,443	29,544
Accounts receivable, net of allowance for doubtful accounts of $30,392 and $20,080, respectively	374,296	352,132
Unbilled revenue	219,450	221,871
Materials and supplies, at average cost	117,891	118,333
Fuel and natural gas inventory, at average cost	38,743	48,795
Unrealized gain on derivative instruments	47,221	33,015
Prepaid expense and other	49,630	45,746
Power contract acquisition adjustment gain	15,694	14,874
Total current assets	923,875	916,617
Other long-term and regulatory assets:
Power cost adjustment mechanism	71,257	82,801
Purchased gas adjustment receivable	46,787	87,655
Regulatory assets related to power contracts	11,398	11,728
Other regulatory assets	737,377	747,651
Unrealized gain on derivative instruments	4,925	8,805
Power contract acquisition adjustment gain	75,601	80,900
Operating lease right-of-use asset	194,245	172,167
Other	86,680	80,751
Total other long-term and regulatory assets	1,228,270	1,272,458
Total assets	$15,070,119	$15,042,965

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2021	December 31, 2020
Capitalization
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,313,532	3,313,532
Retained earnings	1,078,841	912,787
Accumulated other comprehensive income (loss), net of tax	(84,052)	(86,437)
Total common shareholder’s equity	4,308,321	4,139,882
Long-term debt:
First mortgage bonds and senior notes	4,212,000	4,212,000
Pollution control bonds	161,860	161,860
Long-term debt	1,733,500	1,724,700
Debt discount issuance costs and other	(203,026)	(206,120)
Total long-term debt	5,904,334	5,892,440
Total capitalization	10,212,655	10,032,322
Current liabilities:
Accounts payable	324,037	342,404
Short-term debt	191,000	373,800
Current maturities of long-term debt	526,345	526,412
Accrued expenses:
Taxes	134,228	110,752
Salaries and wages	35,295	42,530
Interest	79,400	73,647
Unrealized loss on derivative instruments	19,839	31,441
Power contract acquisition adjustment loss	2,036	2,039
Operating lease liabilities	19,238	19,204
Other	88,335	73,385
Total current liabilities	1,419,753	1,595,614
Other long-term and regulatory liabilities:
Deferred income taxes	846,692	810,729
Unrealized loss on derivative instruments	24,332	29,833
Regulatory liabilities	735,368	732,498
Regulatory liability for deferred income taxes	924,567	953,274
Regulatory liabilities related to power contracts	91,295	95,774
Power contract acquisition adjustment loss	9,362	9,689
Operating lease liabilities	182,288	160,980
Other deferred credits	623,807	622,252
Total long-term and regulatory liabilities	3,437,711	3,415,029
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$15,070,119	$15,042,965

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2019	200	$—	$3,308,957	$775,491	$(84,149)	$4,000,299
Net income (loss)	—	—	—	94,936	—	94,936
Common stock dividend paid	—	—	—	(22,645)	—	(22,645)
Other comprehensive income (loss)	—	—	—	—	5,170	5,170
Balance at March 31, 2020	200	$—	$3,308,957	$847,782	$(78,979)	$4,077,760
Balance at December 31, 2020	200	$—	$3,313,532	$912,787	$(86,437)	$4,139,882
Net income (loss)	—	—	—	188,993	—	188,993
Common stock dividend paid	—	—	—	(22,939)	—	(22,939)
Other comprehensive income (loss)	—	—	—	—	2,385	2,385
Balance at March 31, 2021	200	$—	$3,313,532	$1,078,841	$(84,052)	$4,308,321

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net Income (loss)	$188,993	$94,936
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	208,431	164,816
Conservation amortization	34,060	27,393
Deferred income taxes and tax credits, net	6,622	8,602
Net unrealized (gain) loss on derivative instruments	(23,002)	48,541
AFUDC - equity	(5,780)	(5,603)
Production tax credit utilization	(45,178)	(23,543)
Other non-cash	3,518	(6,075)
Regulatory assets and liabilities	(14,351)	(16,865)
Purchased gas adjustment	40,868	41,429
Other long term assets and liabilities	(5,695)	(27,016)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(19,743)	24,120
Materials and supplies	442	1,072
Fuel and natural gas inventory	10,052	14,497
Prepayments and other	(3,884)	251
Accounts payable	(14,868)	(45,236)
Taxes payable	23,476	21,178
Other	(512)	(11,126)
Net cash provided by (used in) operating activities	383,449	311,371
Investing activities:
Construction expenditures - excluding equity AFUDC	(213,781)	(223,707)
Other	362	(233)
Net cash provided by (used in) investing activities	(213,419)	(223,940)
Financing activities:
Change in short-term debt, net	(182,800)	(100,000)
Dividends paid	(22,939)	(22,645)
Proceeds from long-term debt and bonds issued	8,800	7,400
Redemption of bonds and notes	(66)	—
Other	6,074	3,670
Net cash provided by (used in) financing activities	(190,931)	(111,575)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(20,901)	(24,144)
Cash, cash equivalents, and restricted cash at beginning of period	81,851	66,146
Cash, cash equivalents, and restricted cash at end of period	$60,950	$42,002
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$77,160	$78,636
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$54,805	$56,699

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating revenue:
Electric	$758,592	$669,090
Natural Gas	392,906	371,031
Other	8,588	6,009
Total operating revenue	1,160,086	1,046,130
Operating expenses:
Energy costs:
Purchased electricity	205,410	165,742
Electric generation fuel	60,418	63,624
Residential exchange	(25,802)	(24,634)
Purchased natural gas	155,015	154,876
Unrealized (gain) loss on derivative instruments, net	(23,002)	48,541
Utility operations and maintenance	160,540	154,922
Non-utility expense and other	9,418	12,735
Depreciation & Amortization	208,362	164,771
Conservation amortization	34,060	27,393
Taxes other than income taxes	110,310	105,504
Total operating expenses	894,729	873,474
Operating income (loss)	265,357	172,656
Other income (expense):
Other income	11,034	11,283
Other expense	(1,510)	(2,282)
Interest charges:
AFUDC	3,586	3,643
Interest expense	(62,371)	(60,714)
Income (loss) before income taxes	216,096	124,586
Income tax (benefit) expense	16,626	13,265
Net income (loss)	$199,470	$111,321

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$199,470	$111,321
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,185 and $2,047, respectively	4,458	7,710
Amortization of treasury interest rate swaps to earnings, net of tax of $26 and $26, respectively	96	96
Other comprehensive income (loss)	4,554	7,806
Comprehensive income (loss)	$204,024	$119,127

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2021	December 31, 2020
Utility plant (at original cost, including construction work in progress of $749,572 and $712,204, respectively):
Electric plant	$11,116,750	$11,035,402
Natural Gas plant	4,855,247	4,786,419
Common plant	1,107,719	1,139,120
Less: Accumulated depreciation and amortization	(6,145,929)	(6,087,748)
Net utility plant	10,933,787	10,873,193
Other property and investments:
Other property and investments	83,620	83,855
Total other property and investments	83,620	83,855
Current assets:
Cash and cash equivalents	36,051	51,177
Restricted cash	24,443	29,544
Accounts receivable, net of allowance for doubtful accounts of $30,392 and $20,080, respectively	376,228	355,850
Unbilled revenue	219,450	221,871
Materials and supplies, at average cost	117,891	118,333
Fuel and natural gas inventory, at average cost	37,479	47,531
Unrealized gain on derivative instruments	47,221	33,015
Prepaid expense and other	49,630	45,746
Total current assets	908,393	903,067
Other long-term and regulatory assets:
Power cost adjustment mechanism	71,257	82,801
Purchased gas adjustment receivable	46,787	87,655
Other regulatory assets	737,377	747,651
Unrealized gain on derivative instruments	4,925	8,805
Operating lease right-of-use asset	194,245	172,167
Other	85,294	79,231
Total other long-term and regulatory assets	1,139,885	1,178,310
Total assets	$13,065,685	$13,038,425

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2021	December 31, 2020
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,485,105	3,485,105
Retained earnings	1,023,818	876,401
Accumulated other comprehensive income (loss), net of tax	(176,402)	(180,956)
Total common shareholder’s equity	4,333,380	4,181,409
Long-term debt:
First mortgage bonds and senior notes	4,212,000	4,212,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(35,337)	(35,816)
Total long-term debt	4,338,523	4,338,044
Total capitalization	8,671,903	8,519,453
Current liabilities:
Accounts payable	324,152	342,504
Short-term debt	191,000	373,800
Current maturities of long-term debt	2,345	2,412
Accrued expenses:
Taxes	130,781	107,254
Salaries and wages	35,295	42,530
Interest	58,002	48,189
Unrealized loss on derivative instruments	19,839	31,441
Operating lease liabilities	19,238	19,204
Other	88,335	73,385
Total current liabilities	868,987	1,040,719
Other long-term and regulatory liabilities:
Deferred income taxes	1,038,347	987,382
Unrealized loss on derivative instruments	24,332	29,833
Regulatory liabilities	734,104	731,234
Regulatory liabilities for deferred income tax	925,277	953,987
Operating lease liabilities	182,288	160,980
Other deferred credits	620,447	614,837
Total long-term and regulatory liabilities	3,524,795	3,478,253
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$13,065,685	$13,038,425

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2019	85,903,791	$859	$3,485,105	$751,193	$(188,477)	$4,048,680
Net income (loss)	—	—	—	111,321	—	111,321
Common stock dividend paid	—	—	—	(53,794)	—	(53,794)
Other comprehensive income (loss)	—	—	—	—	7,806	7,806
Balance at March 31, 2020	85,903,791	$859	$3,485,105	$808,720	$(180,671)	$4,114,013
Balance at December 31, 2020	85,903,791	$859	$3,485,105	$876,401	$(180,956)	$4,181,409
Net income (loss)	—	—	—	199,470	—	199,470
Common stock dividend paid	—	—	—	(52,053)	—	(52,053)
Other comprehensive income (loss)	—	—	—	—	4,554	4,554
Balance at March 31, 2021	85,903,791	$859	$3,485,105	$1,023,818	$(176,402)	$4,333,380

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net Income (loss)	$199,470	$111,321
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	208,362	164,771
Conservation amortization	34,060	27,393
Deferred income taxes and tax credits, net	21,044	12,215
Net unrealized (gain) loss on derivative instruments	(23,002)	48,541
AFUDC - equity	(5,780)	(5,603)
Production tax credit utilization	(45,178)	(23,543)
Other non-cash	885	(8,711)
Regulatory assets and liabilities	(14,351)	(16,865)
Purchased gas adjustment	40,868	41,429
Other long term assets and liabilities	(3,077)	(23,801)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(17,957)	25,892
Materials and supplies	442	1,072
Fuel and natural gas inventory	10,052	14,497
Prepayments and other	(3,884)	251
Accounts payable	(14,853)	(36,201)
Taxes payable	23,527	26,850
Other	3,549	(7,607)
Net cash provided by (used in) operating activities	414,177	351,901
Investing activities:
Construction expenditures - excluding equity AFUDC	(205,927)	(225,612)
Other	362	(233)
Net cash provided by (used in) investing activities	(205,565)	(225,845)
Financing activities:
Change in short-term debt, net	(182,800)	(100,000)
Dividends paid	(52,053)	(53,794)
Redemption of bonds and notes	(66)	—
Other	6,080	3,668
Net cash provided by (used in) financing activities	(228,839)	(150,126)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(20,227)	(24,070)
Cash, cash equivalents, and restricted cash at beginning of period	80,721	64,891
Cash, cash equivalents, and restricted cash at end of period	$60,494	$40,821
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$47,749	$47,115
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$54,805	$56,699

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
The allowance increased during 2020 due to both an increase in the provision combined with a reduction in receivables charged-off during the period. The Ratepayer Assistance and Preservation of Essential Services proclamation issued by the governor in April 2020 included a moratorium on disconnecting customers, which resulted in a cessation of account receivable write-offs for non-payment.
The following table presents the activity in the allowance for credit losses for accounts receivable for the three months ended March 31, 2021 and 2020:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020
Allowance for credit losses:
Beginning balance	$20,080	$8,294
Provision for credit loss expense	12,452	4,894
Receivables charged-off	(2,140)	(3,374)
Total ending allowance balance	$30,392	$9,814

Tacoma LNG Facility
In August 2015, PSE filed a proposal with the Washington Commission to develop a liquified natural gas (LNG) facility at the Port of Tacoma. Currently under construction at the Port of Tacoma, the facility is expected to be operational in 2021. The Tacoma LNG facility is designed to provide peak-shaving services to PSE’s natural gas customers. By storing surplus natural gas, PSE is able to meet the requirements of peak consumption. LNG will also provide fuel to transportation customers, particularly in the marine market. On January 24, 2018, Puget Sound Clean Air Agency (PSCAA) determined a Supplemental Environmental Impact Statement (SEIS) was necessary in order to rule on the air quality permit for the facility. As a result of requiring a SEIS, the Company's construction schedule was impacted. PSE received the SEIS which concluded the LNG facility would result in a net decrease in GHG emissions providing, in part, that the natural gas for the facility was sourced from British Columbia or Alberta. On December 10, 2019, the PSCAA approved the Notice of Construction permit, a decision which has been appealed to the Washington Pollution Control Hearings Board by each of the Puyallup Tribe of Indians and nonprofit law firm Earthjustice. A meeting with the Washington Pollution Control Hearings Board occurred in April 2021 and a decision is forthcoming. The facility achieved mechanical completion in February 2021, however, it remains nonoperational as additional construction and testing are completed.
Pursuant to an order by the Washington Utilities and Transportation Commission (Washington Commission), PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $239.4 million and $231.6 million of construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of March 31, 2021 and December 31, 2020, respectively. Additionally, $0.2 million and $0.3 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the three months ended March 31, 2021, and March 31, 2020, respectively. Additionally, $216.5 million and $207.7 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of March 31, 2021 and December 31, 2020, respectively, as PSE is a regulated entity.

Variable Interest Entities
On April 12, 2017, PSE entered into a power purchase agreement (PPA) with Skookumchuck Wind Energy Project, LLC (Skookumchuck) pursuant to which Skookumchuck would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely renewable energy certificates (RECs) to PSE over a term of 20 years. Skookumchuck commenced commercial operation in November 2020. PSE has no equity investment in Skookumchuck but is Skookumchuck’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that Skookumchuck is a variable interest entity (VIE) and that PSE is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $5.7 million was recognized in purchased electricity on the Company's consolidated statements of income and $3.6 million is included in accounts payable on the Company's consolidated balance sheet for the quarter ended March 31, 2021.

(2)  New Accounting Pronouncements

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020): ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The Company has term loans, credit agreements, and promissory notes that reference LIBOR. As of March 31, 2021, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

(3) Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31,
Revenue from contracts with customers:	2021	2020
Electric retail	$664,102	$607,693
Natural gas retail	387,863	365,637
Other	56,129	43,774
Total revenue from contracts with customers	1,108,094	1,017,104
Alternative revenue programs	(1,928)	1,150
Other non-customer revenue	53,920	27,876
Total operating revenue	$1,160,086	$1,046,130

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

Puget Energy
(Dollars in Thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Remaining Performance Obligations	$15,359	$19,710	$19,454	$19,454	$19,454	$102,135	$195,566

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

(4) Accounting for Derivative Instruments and Hedging Activities

PSE employs various energy portfolio optimization strategies but is not in the business of assuming risk for the purpose of realizing speculative trading revenue. The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the power cost adjustment (PCA). Therefore, wholesale market transactions and PSE's related hedging strategies are focused on reducing costs and risks where feasible; thus, reducing volatility of costs in the portfolio. In order to manage its exposure to the variability in future cash flows for forecasted energy transactions, PSE utilizes a programmatic hedging strategy which extends out three years. PSE's hedging strategy includes a risk-responsive component for the core natural gas portfolio, which utilizes quantitative risk-based measures with defined objectives to balance both portfolio risk and hedge costs.
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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	March 31, 2021			December 31, 2020
(Dollars in Thousands)	Volumes	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$32,366	$33,743	*	$22,544	$46,922
Natural gas derivatives (MMBtus)[3]	331	19,780	10,428	320	19,276	14,352
Total derivative contracts		$52,146	$44,171		$41,820	$61,274
Current		$47,221	$19,839		$33,015	$31,441
Long-term		4,925	24,332		8,805	29,833
Total derivative contracts		$52,146	$44,171		$41,820	$61,274
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
* Electric portfolio derivatives consist of electric generation fuel of 221.4 million One Million British Thermal Units (MMBtu) and purchased electricity of
4.4 million Megawatt Hours (MWhs) at March 31, 2021, and 212.2 million MMBtus and 6.6 million MWhs at December 31, 2020.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At March 31, 2021
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$52,146	$—	$52,146	$(21,105)	$—	$31,041
Liabilities:
Energy derivative contracts	$44,171	$—	$44,171	$(21,105)	$(143)	$22,923

Puget Energy and Puget Sound Energy	At December 31, 2020
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$41,820	$—	$41,820	$(21,696)	$—	$20,124
Liabilities:
Energy derivative contracts	$61,274	$—	$61,274	$(21,696)	$(9,343)	$30,235
_______________
1 All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Classification	2021	2020
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$1,628	$(9,755)
Realized	Electric generation fuel	8,313	1,296
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	21,374	(38,786)
Realized	Purchased electricity	(13,303)	(5,935)
Total gain (loss) recognized in income on derivatives		$18,012	$(53,180)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2021, approximately 99.2% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 0.8% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of March 31, 2021, PSE had cash posted as collateral of $3.2 million related to contracts executed on the ICE platform. Also, as of March 31, 2021, PSE had $12.0 million in cash posted as collateral and a $1.0 million letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended March 31, 2021.

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31, 2021			At December 31, 2020
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$21,991	$—	$21,991	$26,966	$—	$26,966
Requested credit for adequate assurance	7,330	—	—	6,576	—	—
Forward value of contract[3]	143	11,990	N/A	9,343	20,903	N/A
Total	$29,464	$11,990	$21,991	$42,885	$20,903	$26,966
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $52.0 million and $52.7 million at March 31, 2021 and December 31, 2020 respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		March 31, 2021		December 31, 2020
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$5,670,834	$7,063,347	$5,667,740	$7,755,946
Long-term debt (variable-rate)	2	233,500	233,500	224,700	224,700
Total liabilities		$5,904,334	$7,296,847	$5,892,440	$7,980,646

Puget Sound Energy		March 31, 2021		December 31, 2020
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,338,523	$5,446,409	$4,338,044	$6,086,358
Total liabilities		$4,338,523	$5,446,409	$4,338,044	$6,086,358
_______________
1 The carrying value includes debt issuances costs of $21.9 million and $22.7 million for March 31, 2021 and December 31, 2020, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $22.6 million and $22.9 million for March 31, 2021 and December 31, 2020, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At March 31. 2021			Fair Value At December 31, 2020
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$31,980	$386	$32,366	$21,947	$597	$22,544
Natural gas derivative instruments	19,677	103	19,780	19,139	137	19,276
Total assets	$51,657	$489	$52,146	$41,086	$734	$41,820
Liabilities:
Electric derivative instruments	$12,187	$21,556	$33,743	$22,607	$24,315	$46,922
Natural gas derivative instruments	8,491	1,937	10,428	13,080	1,272	14,352
Total liabilities	$20,678	$23,493	$44,171	$35,687	$25,587	$61,274

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2021			2020
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(23,718)	$(1,135)	$(24,853)	$(3,379)	$1,282	$(2,097)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	820	—	820	(24,552)	—	(24,552)
Included in regulatory assets / liabilities	—	(888)	(888)	—	323	323
Settlements	1,728	189	1,917	1,626	(513)	1,113
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$(21,170)	$(1,834)	$(23,004)	$(26,305)	$1,092	$(25,213)
_______________
1 Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $0.8 million and zero for three months ended March 31, 2021 and 2020, respectively.

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
The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of March 31, 2021

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$386	$21,556	Discounted cash flow	Power prices (per MWh)	$22.87	$44.21	$32.56
Natural gas	$103	$1,937	Discounted cash flow	Natural gas prices (per MMBtu)	$2.10	$3.57	$2.70
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2020:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$597	$24,315	Discounted cash flow	Power prices (per MWh)	$22.82	$41.66	$31.54
Natural gas	$137	$1,272	Discounted cash flow	Natural gas prices (per MMBtu)	$1.89	$3.42	$2.47
___________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of March 31, 2021, and December 31, 2020, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $4.9 million and $5.5 million, respectively.

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
As of March 31, 2021, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and determined that no impairment was needed.. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations".
The following table presents the impairment recorded to the Company's intangible asset contracts in 2020, with corresponding reductions to the regulatory liability:

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
The following table presents the significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value:

Puget Energy
Valuation Date	Unobservable Input	Low	High	Average
March 31, 2020	Power prices (per MWh)	$10.23	$29.05	$20.88
	Power contract costs per quarter (in thousands)	$6,308	$7,085	$6,468

(6) Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees.  Pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates.  Starting January 1, 2014, all the United Association of Plumbers and Pipefitters (UA) represented employees receive annual pay contributions of 4.0% of eligible pay each year in the cash balance formula plan of the defined benefit pension. Starting January 1, 2014, for non-represented employees, and December 12, 2014, for employees represented by the International Brotherhood of Electrical Workers Union (IBEW), participants receive annual employer contributions of 4.0% of eligible pay each year in the cash balance formula of the defined benefit pension or 401k plan account. Those employees receiving contributions in the cash balance formula plan also receive interest credits, which are at least 1.0% per quarter. When an employee with a vested cash balance formula benefit leaves PSE, they will have annuity and lump sum options for distribution. PSE also has a non-qualified Supplemental Executive Retirement Plan (SERP) for certain key senior management employees that closed to new participants in 2019. PSE has an officer restoration benefit for new officers who join PSE or are promoted beginning in 2019, such that company contributions under PSE’s applicable tax-qualified plan, which otherwise would have been earned if not for IRS limitations, are credited to an account with the Deferred Compensation Plan.
In addition to providing pension benefits, PSE provides legacy group health care and life insurance benefits (Plan) for certain retired employees.  These benefits are provided principally through an insurance company.  The insurance premiums, paid primarily by retirees, are based on the benefits provided during the prior year. On June 11, 2019, the Welfare Benefits Committee approved the termination of the Plan effective December 31, 2019, and the creation of a Retiree Health Reimbursement Account (HRA) Plan effective January 1, 2020. No eligible individual may become a participant or covered dependent in the Plan on or after January 1, 2020, and no benefits will be payable under insurance contracts or the Plan on or after January 1, 2020. Effective January 1, 2020, assets in the 401(h) account will be allocated to the Retiree HRA instead of the Plan to cover the Company's portion of premiums for health benefits for retiree and their beneficiaries.
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

The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2021 and 2020:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$6,711	$5,997	$115	$228	$41	$49
Interest cost	5,578	6,298	293	378	77	91
Expected return on plan assets	(12,081)	(12,502)	—	—	(91)	(97)
Amortization of prior service cost	(476)	(495)	87	87	2	—
Amortization of net loss (gain)	2,830	1,981	587	586	(10)	(22)
Net periodic benefit cost	$2,562	$1,279	$1,082	$1,279	$19	$21

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$6,711	$5,997	$115	$228	$41	$49
Interest cost	5,578	6,298	293	378	77	91
Expected return on plan assets	(12,081)	(12,504)	—	—	(91)	(97)
Amortization of prior service cost	(378)	(393)	87	87	2	—
Amortization of net loss (gain)	5,311	4,656	635	659	(15)	(36)
Net periodic benefit cost	$5,141	$4,054	$1,130	$1,352	$14	$7

The following table summarizes the Company’s change in benefit obligation for the periods ended March 31, 2021 and December 31, 2020:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended	Year Ended	Three Months Ended	Year Ended	Three Months Ended	Year Ended
(Dollars in Thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Change in benefit obligation:
Benefit obligation at beginning of period	$849,383	$774,305	$46,742	$63,000	$12,114	$11,627
Amendments	—	—	—	—	—	44
Service cost	6,711	24,337	115	756	41	190
Interest cost	5,578	25,180	293	1,464	77	368
Curtailment Loss / (Gain)	—	—	—	—	—	—
Actuarial loss (gain)	—	69,413	—	3,663	—	604
Benefits paid	(11,625)	(42,775)	(496)	(22,141)	(237)	(906)
Medicare part D subsidy received	—	—	—	—	196	187
Administrative Expense	—	(1,077)	—	—	—	—
Benefit obligation at end of period	$850,047	$849,383	$46,654	$46,742	$12,191	$12,114

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2021, are expected to be at least $18.0 million, $6.8 million and $0.3 million, respectively. During the three months ended March 31, 2021, the Company contributed $0.5 million to fund the SERP. During the three months ended March 31, 2020, the Company contributed $13.6 million to fund the SERP. The Company contributed an immaterial amount to fund the other postretirement plans.

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
On March 2, 2021, the parties to the PCORC reached a multiparty settlement in principle, with Public Counsel not joining the settlement, but also not opposing. The settlement agreement and supporting testimony was filed with the Washington Commission on April 2, 2021, who held hearings on the matter on April 22, 2021. The settlement resulted in an estimated revenue increase of $65.3 million or 3.1% and, pending approval by the Washington Commission, is expected to be effective June 2021.

General Rate Case
PSE filed a general rate case (GRC) with the Washington Commission on June 20, 2019 requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. PSE requested a return on equity of 9.8% with an overall rate of return of 7.62%. In addition to the traditional areas of focus (revenue requirements, cost allocation, rate design and cost of capital), the Company completed an attrition study and included a portion of the attrition revenue requirement in the overall request in order address the expected regulatory lag in the rate year. Additionally, as the non-plant related excess deferred taxes that resulted from the Tax Cuts and Jobs Act (TCJA) remained outstanding from PSE’s Expedited Rate Filing (ERF) as discussed below, PSE requested in its GRC to pass back the amounts over four years. On September 17, 2019, PSE filed a supplemental filing in the GRC, which provided updates as discussed in the original filing, but did not impact the requested overall electric and natural gas rate increases, return on equity or overall rate of return as originally filed. On January 15, 2020, PSE filed rebuttal testimony that included a reduction to the requested return on equity to 9.5%, which decreased the rate of return to 7.48%. The requested rate increase for both electric and natural gas remained at 6.9% and 7.9%, respectively. For both electric and natural gas, PSE did not originally request its full attrition adjustment; therefore, the decrease in return on equity led to a reduction in the electric rate increase of only $1.5 million and did not have an impact on the natural gas rate increase.
On July 8, 2020, the Washington Commission issued its order on PSE’s GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.8% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s PGA deferral to mitigate the impact of the rate increase in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $0.9 million, or 0.05%, and the natural gas increase to $1.3 million, or 0.15%. The Washington Commission also determined that the Company’s proposed attrition adjustment of $23.9 million for electric and $16.2 million for natural gas was not in the public interest at this time. The order also effectively ends the deferral of depreciation expense associated with PSE’s advanced metering infrastructure (AMI) investment while allowing the deferral on the return on AMI investments through December 31, 2019. Additional AMI investments will be evaluated in future proceedings for deferrals of return until the AMI project is complete. On July 17, 2020, PSE filed a motion for clarification with the Washington Commission seeking clarification on several items. On July 31, 2020, the Washington Commission issued an order granting PSE’s motion for clarification. The ruling adjusted certain items from the final order issued on July 8, 2020, which led to a combined net increase to electric of $59.6 million, or 2.9%, an increase of $30.1 million above the $29.5 million granted in the final order. The order also led to a combined net increase to natural gas of $42.9 million, or 5.6%, an increase of $6.4 million above the $36.5 million granted in the final order. The Washington Commission maintained adjustments which mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $27.7 million, or 1.3%, and the natural gas increase to $0.2 million, or 0.02%.
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
The settlement agreement provides for the pass back of plant related excess deferred income taxes that resulted from the TCJA using the ARAM methodology based on 2018 amounts beginning March 1, 2019, in the amount of $6.1 million for natural gas customers and $25.9 million for electric customers. The settlement agreement left the determination for the regulatory treatment of the remaining items related to the TCJA, listed below, to PSE’s then-next GRC, filed June 20, 2019, and discussed above:
1)excess deferred taxes for non-plant-related book/tax differences for periods prior to March 1, 2019;
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
On July 8, 2020, the Washington Commission issued the final order in Dockets UE-190529 and UG-190530, which instructed PSE to extend the collection of amortization balances for electric decoupling delivery and fixed power cost sections originally filed through the annual May 2020 decoupling filing. The extension requires PSE to move amortization balances as of August 31, 2020 of about $16.0 million for electric delivery and fixed power cost decoupling to be collected from customers for a two-year period, instead of the originally approved one-year period. Additionally, through approving the electric cost of service, the final order approved the re-allocation of decoupling balances from Schedule 40 to the remaining electric decoupling groups.
On December 23, 2020, the Washington Commission approved PSE’s filing to update Schedule 142 decoupling amortization rates, with an effective date of January 1, 2021, by zeroing out rates still effective past October 15, 2020 on tariff sheet Schedule 142-H, which was replaced by rates on tariff sheet Schedule 142-I effective October 15, 2020. As part of this filing, PSE will true up the over-collection amounts for the period of October 15, 2020 through December 31, 2020 in PSE’s annual May 2021 decoupling filing.
On March 31, 2021, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $0.9 million of electric deferred revenue will not be collected within 24 months of the annual period; therefore a reserve adjustment was booked to 2021 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.

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

For the three months ended March 31, 2021, in its PCA mechanism, PSE under recovered its allowable costs by $11.4 million of which zero was apportioned to customers and $0.3 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $25.1 million for the three months ended March 31, 2020, of which $4.0 million was apportioned to customers and accrued $0.5 million of interest on the total deferred customer balance.

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
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2019. The surcharging of deferrals can be triggered by the Company when the balance in the deferral account is a credit of $20.0 million or more. Due to concerns about the economic impact of the COVID-19 pandemic on customers, PSE voluntarily, with Washington Commission Staff support, delayed filing an increase to its Schedule 95 rates in its annual PCA report filing in Docket UE-200398, which was approved on July 30, 2020. Subsequently, PSE filed to recover the deferred balance in Docket UE-200893, effective December 1, 2020, and the Washington Commission approved PSE’s request on November 24, 2020. During 2019, actual power costs were higher than baseline power costs, thereby creating an under-recovery of $67.2 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $31.2 million of the under-recovered amount, and customers were responsible for the remaining $36.0 million, or $37.0 million including interest. As PSE had an approved balance owing from customers including interest at the start of 2019 totaling $4.7 million, the approved cumulative deferral balance for the PCA, as of December 2019, is $41.7 million. As previously stated, this filing is set to collect the customer’s share of the cumulative 2019 imbalance in PSE’s PCA mechanism.

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
On October 24, 2019, the Washington Commission approved PSE’s request for PGA rates, with the rate change taking effect on November 1, 2019. As part of that filing, PSE requested PGA rates increase annual revenue by $17.8 million, while the new tracker rates increased by annual revenue of $100.6 million; this was in addition to continuing the collection on the remaining balance of $54.0 million from the out-of-cycle PGA. The tracker rates include deferral balances for the three separate amounts: (i) $114.4 million of under collected commodity balances deferred in February and March; (ii) a $10.8 million balance of over-collected commodity costs for the PGA rates effective November 1, 2018; and (iii) a $4.1 million remaining balance from the $54.7 million credit to customers, caused by the 2017 over-collection, established in the 2018 tracker. The high commodity deferral balances for winter months through March 2019 were the result of three noteworthy events that winter experienced by PSE: the rupture of a pipeline owned by Enbridge, Inc. in October 2018, unusually low temperatures in

February and March, and a compressor failure in February at the Jackson Prairie storage facility. Additionally, to reduce customer impact, as part of the approved PGA filing, PSE will be collecting $114.4 million commodity deferrals and related interest over a two-year period, instead of the historic one-year period, from November 2019 through October 2021.
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
The following table presents the PGA mechanism balances and activity at March 31, 2021 and December 31, 2020:

Puget Sound Energy
(Dollars in Thousands)	At March 31,	At December 31,
PGA receivable balance and activity	2021	2020
PGA receivable beginning balance	$87,655	$132,766
Actual natural gas costs	113,175	314,792
Allowed PGA recovery	(154,592)	(363,886)
Interest	549	3,983
PGA receivable ending balance	$46,787	$87,655

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get to Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. For the period ended March 31, 2021 and December 31, 2020, PSE deferred $4.6 million and $2.8 million of depreciation expense for GTZ, respectively. In addition to the deferral of depreciation expense, PSE had also requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the Company’s currently authorized after tax rate of return, or 6.89% per the 2018 ERF. The GTZ accounting petition was consolidated with PSE’s 2019 GRC and on July 8, 2020, the Washington Commission issued its order in PSE’s 2019 GRC. The ruling authorized PSE to amortize deferred GTZ expenses as proposed in the original GRC filing. The ruling also allows continued deferral of the depreciation expense associated with GTZ investments not already approved for recovery with a book life of 10 years or less, through PSE's next GRC. Finally, the final order set the rate at which PSE could defer and recover carrying charges from PSE’s authorized rate of return to the quarterly interest rate established by the FERC.

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

On March 28, 2021 the Washington Commission approved PSE’s second Crisis Affected Customer Assistance Program (CACAP-2), effective April 12, 2021. CACAP-2 will provide up to $2,500 in bill assistance for each qualifying low-income household, per program year, with a total program budget of $20.0 million for electric customers and $7.7 million for natural gas customers.

Storm Damage Deferral Accounting
The Washington Commission has defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the three months ended March 31, 2021, PSE incurred $23.3 million in storm-related electric transmission and distribution system restoration costs, of which $12.9 million and $0.2 million was deferred as regulatory assets related to storms that occurred in 2021 and 2020, respectively. This compares to $9.9 million incurred in storm-related electric transmission and distribution system restoration costs for the three months ended March 31, 2020, of which the Company deferred zero as regulatory assets related to storms that occurred in 2020. Under the December 5, 2017, Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

(8) Commitments and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. In March 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. In July 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court in September 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and the operator of Colstrip, Talen Energy Corporation (Talen), agreed to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana no later than July 1, 2022. Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. Additionally, PSE has accelerated the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027. The GRC also repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4.
Consistent with a June 2019 announcement, Talen permanently shut down Units 1 and 2 at the end of 2019 due to operational losses associated with the Units. Colstrip Units 1 and 2 were retired effective December 31, 2019. The Washington Clean Energy Transition Act requires the Washington Commission to provide recovery of the investment, decommissioning, and remediation costs associated with the facilities that are not recovered through the repurposed PTCs and hydro-related treasury grants. The full scope of decommissioning activities and costs may vary from the estimates that are available at this time.
On December 10, 2019, PSE announced its intention to sell its interest in Colstrip Unit 4 to NorthWestern Energy for $1. Under this agreement, PSE would have retained its obligation to fund 25% of the environmental remediation and decommissioning costs associated with Unit 4 during PSE's ownership. The proposed agreement was subject to approval by the Washington Commission and the Montana Public Service Commission. Additionally, PSE had agreed to enter into a power purchase agreement with NorthWestern Energy for 90 MW through 2025 to facilitate the transition, and sell a portion of its dedicated Colstrip transmission system, conditioned upon regulatory approval.
On August 14, 2020, an amendment to the agreement was executed selling a portion of PSE’s interest in Colstrip Unit 4 to Talen, in addition to NorthWestern Energy. However, after evaluating the likelihood of the regulatory approval process in both Washington and Montana, on October 29, 2020, PSE, NorthWestern Energy, and Talen mutually agreed to terminate the proposed sales agreement and the proposed power purchase agreement and relieve all claims against one another arising out of or relating to the sale agreement. The termination of the proposed sale and proposed PPA resulted in the withdrawal of PSE's filing with the Washington Commission. Colstrip Unit 4 is classified as Electric Utility Plant on the balance sheet, see Note 6, "Utility Plant," to the consolidated financial statements in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2020.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, during the three months ended March 31, 2021, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $777.4 million through 2042.
For further information, see Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2020.

COVID-19
The outbreak of the Coronavirus Disease 2019 (COVID-19) has become a global pandemic. The Company is monitoring the impact of the pandemic and taking steps to mitigate known risks. The full impact on the Company's business from the pandemic, including governmental and regulatory response actions, is unknown at this time and difficult to predict. The Company provides a critical and essential service to its customers and the health and safety of its employees and customers is its first priority. The Company is continuously monitoring its supply chain and is working closely with essential vendors to understand the impact of COVID-19 to its business and does not currently expect service disruptions.
Government mandated stay at home orders and private work from home mandates due to COVID-19 have affected electric and gas loads for residential, commercial, and industrial customers. During the quarter ended March 31, 2021, the Company delivered marginally higher electric and decreased natural gas loads of 0.1% and 3.7%, respectively, when comparing weather-adjusted actual to forecast. Decreases in commercial and industrial loads were partially offset by increases in residential loads. Electric retail revenue marginal increases included reduced electric supply costs and the effects of decoupling. The impact on natural gas revenue due to load was offset by gas supply cost and decoupling. The Company anticipates that electric and gas loads will continue to be impacted for the remainder of 2021, due to continued work place lock downs, work at home mandates, other government mandated quarantines, economic recession, and resurgence of the COVID-19 virus.
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
On September 3, 2020, the Company filed an accounting petition with the Washington Commission, requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. On November 6, 2020, PSE filed a revised petition which was approved on December 10, 2020 by the Washington Commission granting PSE's accounting petition in part by allowing the deferral of COVID-19 incremental costs and foregone revenue net of offsets. As of March 31, 2021, PSE deferred no costs related to this petition specific to COVID-19.

(9)  Leases

Other than the item discussed below, there have been no significant changes regarding the Company's leases as described in Note 9 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
During the first quarter of 2021, mechanical completion was achieved for the Puget LNG facility which triggered an increase in the lease payments for the Port of Tacoma lease. This remeasurement resulted in an increase of the operating lease ROU asset and operating lease liabilities of $26.3 million.

(10) Other

Long-Term Debt
As of March 31, 2021, Puget Energy maintained an $800.0 million credit facility, of which $23.5 million was drawn and outstanding under the facility. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2020.

Short-Term Debt
As of March 31, 2021, no amount was drawn under PSE's credit facility and $191.0 million was outstanding under the commercial paper program at PSE. For further information, see Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2020.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2020. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the U.S. Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations, including the COVID-19 pandemic.

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

COVID-19 Update
A novel strain of coronavirus was first identified in December 2019, and Coronavirus Disease 2019 (COVID-19) was subsequently declared a pandemic by the World Health Organization. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. On January 21, 2020, authorities confirmed the first COVID-19 case in Washington State, followed by the first confirmed virus-related death in Washington State on February 29, 2020, in each case, in the Company’s service territory.
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
Due to continued stay at home orders, work from home mandates, and business disruptions caused by COVID-19, electric and natural gas loads increased 0.1% and decreased 3.7%, respectively, during the year ended March 31, 2021. Residential electric and natural gas loads during the year ended March 31, 2021, increased 5.0% and decreased 4.2%, respectively due to COVID-19. In contrast, COVID-19 impacts on commercial electric and natural gas loads resulted in decreases of 6.6% and 8.6%, respectively, during the year ended March 31, 2021. Revenue reductions are partially offset by the effects of decoupling and reduced electric and natural gas supply costs. Decoupling revenue during the quarter was over collected by $4.8 million and recognized $0.2 million for electric and natural gas, respectively as compared to $7.8 million and $1.4 million revenue recognized in the same period of 2020 for electric and natural gas, respectively. The Company anticipates that electric and natural gas loads will continue to be impacted due to continued work place lock downs, work at home mandates, other government mandated quarantines, economic recession, and resurgence of the COVID-19 virus. Risks to these assumptions include the duration, severity, and potential resurgence of the virus, government proclamations related to managing public health, and fiscal stimulus policies to support economic recovery. Industrial customers, who represent 3.3% of the Company's total retail revenue and are generally transmission and transportation services which are not volumetric in nature, are not expected to be materially impacted.
Due to business disruptions caused by the COVID-19 pandemic, the Company has incurred increased costs and partially offsetting cost savings that have been immaterial through the period ended March 31, 2021. To the extent that the Company incurs material, unexpected expenses associated with the COVID-19 pandemic, such as increased uncollectible accounts receivable, the Company will continue to explore regulatory accounting policies and rate recovery mechanisms to address any negative impacts to financial results. On September 3, 2020, the Company filed an accounting petition with the Washington Commission, requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. On November 6, 2020, PSE filed a revised petition which was approved on December 10, 2020 by the Washington Commission granting PSE's accounting petition in part by allowing the deferral of COVID-19 incremental costs and foregone revenue net of offsets. As of March 31, 2021, PSE deferred no costs specific to COVID-19.
On March 27, 2020, the U.S. Government enacted the CARES Act, which provided approximately $2 trillion of economic relief and stimulus to support the national economy during the COVID-19 pandemic. This package included support for individuals, large corporations, small business, and health care entities, among other affected groups. Among other provisions, the CARES Act includes modifications to corporate income tax provisions, including temporary suspension of certain payment requirements for the employer portion of social security taxes. As a result of these modifications, the Company deferred payroll taxes totaling $13.7 million as of March 31, 2021.
Further detail regarding the factors and trends affecting performance of the Company during the fiscal quarter ended March 31, 2021, is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

Factors and Trends Affecting PSE's Performance
PSE’s ongoing regulatory requirements and operational needs necessitated the investment of substantial capital in 2021 and will continue to do so in future years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:
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
•Acts of war or terrorism, or the impact of civil unrest to infrastructure or preventing access to infrastructure; and
•Risks due to pandemics, including supply shortages, rising costs, disruption to vendor or customer relationships, the potential for reputational harm, the impact of government, business and company closure of facilities, customer or contract defaults; concerns of safety to employees and customers, potential costs due to quarantining of employees and work-from-home policies.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2021 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission. The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Absent a resolution for the impact of lag and attrition, the Company will need to seek rate relief through a rate case on a regular and frequent basis in the foreseeable future. In addition, the Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost-effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment is not reasonable or prudent, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.

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
On April 15, 2021, the Washington State Legislature passed a bill that would require investor-owned utilities to file a multiyear rate plan for two, three, or four years as part of General Rate Cases filed with the Washington Commission on or after January 1, 2022. The legislation allows companies to include a request to include a fair value measure of plant in service as of the date that rates go into effect. Utilities would be bound to the first and second year of a multiyear rate plan and can file for a new rate plan in years three or four. If a company earns greater than a half percent above its authorized rate of return on a regulated basis, revenues above the level must be deferred for later return to customers. The Washington Commission must also set performance measurements to be assessed in the multiyear rate plan. The bill is pending review by the Governor for approval or veto.

Power Cost Only Rate Case
A power cost only rate case (PCORC) is a limited-scope proceeding to reset power cost rates.  In addition to providing the opportunity to reset all power costs, the PCORC proceeding also provides for timely review of new resource acquisition costs and inclusion of such costs in rates at the time the new resource goes into service.  To achieve this objective, the Washington Commission is not required to but historically has used an expedited six-month PCORC decision timeline rather than the statutory 11-month timeline for a general rate case (GRC).
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
On March 2, 2021, the parties to the PCORC reached a multiparty settlement in principle, with Public Counsel not joining the settlement, but also not opposing. The settlement agreement and supporting testimony was filed with the Washington Commission on April 2, 2021, who held hearings on the matter on April 22, 2021. The settlement resulted in an estimated revenue increase of $65.3 million or 3.1% and, pending approval by the Washington Commission, is expected to be effective June 2021.

General Rate Case Filing
PSE filed a GRC with the Washington Commission on June 20, 2019, requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. PSE requested a return on equity of 9.8% with an overall rate of return of 7.62%. In addition to the traditional areas of focus (revenue requirements, cost allocation, rate design and cost of capital), the Company completed an attrition study and included a portion of the attrition revenue requirement in the overall request in order to address the expected regulatory lag in the rate year. Additionally, as the non-plant related excess deferred taxes that resulted from the Tax Cuts and Jobs Act (TCJA) remained outstanding from PSE’s Expedited Rate Filing (ERF) as discussed below, PSE requested in its GRC to pass back the amounts over four years. On September 17, 2019, PSE filed supplemental testimony, which provided certain updates to the original filing, but did not impact the requested overall electric and natural gas rate increases, return on equity or overall rate of return as originally filed. On January 15, 2020, PSE filed rebuttal testimony that included a reduction to the requested return on equity to 9.5%, which decreased the rate of return to 7.48%. The requested rate increase for both electric and natural gas remained at 6.9% and 7.9%, respectively. For both electric and natural gas PSE did not originally request its full attrition adjustment; therefore, the decrease in return on equity led to a reduction in the electric rate increase of only $1.5 million and did not have an impact on the natural gas rate increase.
On July 8, 2020, the Washington Commission issued its order on PSE’s GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.80% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s purchased gas adjustment (PGA) deferral to mitigate the impact of the rate increase in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $0.9 million, or 0.05%, and the natural gas increase to $1.3 million, or 0.15%. The Washington Commission also determined that the Company’s proposed attrition adjustment of $23.9 million for electric and $16.2 million for natural gas was not in the public interest at this time. The order also effectively ends the deferral of PSE’s advanced metering infrastructure (AMI) investment while allowing the deferral on the return on AMI investments through December 31, 2019. Additional AMI investments will be evaluated in future proceedings for deferrals of return until the AMI project is complete. On July 17, 2020, PSE filed a motion for clarification with the Washington Commission seeking clarification on several items. On July 31, 2020, the Washington Commission issued an order granting PSE’s motion for clarification. The ruling adjusted certain items from the final order issued on July 8, 2020, which led to a combined net increase to electric of $59.6 million, or 2.9%, an increase of $30.1 million above the $29.5 million granted in the final order. The order also led to a combined net increase to natural gas of $42.9 million, or 5.6%, an increase of $6.4 million above the $36.5 million granted in the final order. The Washington Commission maintained adjustments which mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $27.7 million, or 1.3%, and the natural gas increase to $0.2 million, or 0.02%.
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
On July 8, 2020, the Washington Commission issued the final order in Dockets UE-190529 and UG-190530, which instructed PSE to extend the collection of amortization balances for electric decoupling delivery and fixed power cost sections originally filed through the annual May 2020 decoupling filing. The extension required PSE to move amortization balances as of August 31, 2020 of about $16.0 million for electric delivery and fixed power cost decoupling to new decoupling amortization accounts to be collected from customers for a two-year period, instead of the originally approved one-year period. Additionally, through approving the electric cost of service, the final order approved the re-allocation of decoupling balances from Schedule 40 to the remaining electric decoupling groups.
On December 23, 2020, the Washington Commission approved PSE’s filing to correct Schedule 142 decoupling amortization rates, with an effective date of January 1, 2021, by zeroing out rates still effective past October 15, 2020 on tariff sheet Schedule 142-H, which was replaced by rates on tariff sheet Schedule 142-I effective October 15, 2020. As part of this filing, PSE will true up the over-collection amounts for the period of October 15, 2020 through December 31, 2020 in PSE’s annual May 2021 decoupling filing.
On March 31, 2021, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per Accounting Standards Codification (ASC) 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and a corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $0.9 million of electric deferred revenue will not be collected within 24 months of the annual period, therefore, a reserve adjustment was booked to 2021 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.
The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
May 1, 2021	1.0%	$21.4
January 1. 2021	(1.0)	(20.6)
October 15, 2020[2]	(0.5)	(10.2)
May 1, 2020	0.2	2.0
May 1, 2019	0.9	20.6
Natural Gas:
May 1, 2021	1.5%	$15.0
May 1, 2020	(0.5)	(4.8)
May 1, 2019	(5.3)	(45.9)
_______________
1.For the Electric rates effective May 1, 2021 there was $21.1 million of excess deferred revenues for delivery and fixed power costs which could not be set in rates until May 1, 2022 due to 3% rate cap; there was no excess earnings that impacted both electric and natural gas revenue change. For electric and natural gas rates effective May, 1, 2020 and May 1. 2019, there were no excess earnings that impacted the approved revenue change.
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
For the three months ended March 31, 2021, in its PCA mechanism, PSE under recovered its allowable costs by $11.4 million of which zero was apportioned to customers and $0.3 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $25.1 million for the three months ended March 31, 2020, of which $4.0 million was apportioned to customers and accrued $0.5 million of interest on the total deferred customer balance.

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
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2021	(0.6)%	$(12.3)
May 1, 2020	0.9	17.8
May 1, 2019	(0.9)	(17.5)

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2021	(0.1)%	$(1.9)
May 1, 2020	0.07	1.4
May 1, 2019	(0.2)	(5.1)

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
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2021	(0.2)%	$(1.5)
May 1, 2020	0.4	3.5
May 1, 2019	0.1	1.1

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2021	0.4%	$3.6
May 1, 2020	(0.3)	(2.8)
May 1, 2019	(0.2)	(1.6)

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
On October 24, 2019, the Washington Commission approved PSE’s request for November 2019 PGA rates, with the rate change taking effect on November 1, 2019. As part of that filing, PSE requested PGA rates increase annual revenue by $17.8 million, while the new tracker rates increased by annual revenue of $100.6 million; this was in addition to continuing the collection on the remaining balance of $54.0 million from the out-of-cycle PGA. The tracker rates include deferral balances for the three separate amounts: (i) $114.4 million of under collected commodity balances deferred in February and March; (ii) a $10.8 million balance of over-collected commodity costs for the 2018 PGA, and (iii) a $4.1 million remaining balance from the $54.7 million credit to customers, caused by the 2017 over-collection, established in the 2018 tracker. The high commodity deferral balances for winter months through March 2019 were the result of three noteworthy events last winter experienced by PSE: the rupture of a pipeline owned by Enbridge in October 2018, unusually low temperatures in February and March, and a compressor failure in February at the Jackson Prairie storage facility. Additionally, to reduce customer impact, as part of the approved PGA filing, PSE will be collecting $114.4 million commodity deferrals and related interest over a two year period, instead of the historic one year period, from November 2019 through October 2021.
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
The following table presents the PGA mechanism balances and activity at March 31, 2021 and December 31, 2020:

Puget Sound Energy
(Dollars in Thousands)	At March 31,	At December 31,
PGA receivable balance and activity	2021	2020
PGA receivable beginning balance	$87,655	$132,766
Actual natural gas costs	113,175	314,792
Allowed PGA recovery	(154,592)	(363,886)
Interest	549	3,983
PGA receivable ending balance	$46,787	$87,655

The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective date:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2020	7.7%	$70.0
October 1, 2020	(3.9)	(35.5)
November 1, 2019[1]	13.4	118.3
May 1, 2019[2]	6.3	54.0
_______________
1.The 2019 GRC final order lengthened the recovery period from two to three years.
2.The rate for out of the cycle May 2019 PGA (Supplemental A) filing was set to zero effective May 1, 2020, The actual residual amount resulting was included in annual PGA filling effective November 1, 2020.

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
On March 28, 2021 the Washington Commission approved PSE’s second Crisis Affected Customer Assistance Program (CACAP-2), effective April 12, 2021. CACAP-2 will provide up to $2,500 in bill assistance for each qualifying low-income household, per program year, with a total program budget of $20.0 million for electric customers and $7.7 million for natural gas customers.

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three months ended March 31, 2020, and 2021.

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
The following chart displays the details of PSE's electric margin changes for the three months ended March 31, 2020 and 2021:

Electric Margin
Three Months Ended
2020 to 2021 comparison
$ (Millions)
550
525
500
475
450
$464.4
$62.6
$3.4
$(12.6)
$9.1
$27.0
$(39.7)
$3.2
$1.2
$518.6
2020 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2021 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended March 31, 2020 compared to 2021
Electric Operating Revenue
Electric operating revenues increased $89.5 million from the prior year primarily due to an increase in electric retail sales of $62.6 million, other revenues of $27.0 million, an increase in other decoupling revenue of $9.1 million and an increase in sales to other utilities of $3.4 million; partially offset by decoupling revenue of $12.6 million. These items are discussed in detail below.
•Electric retail sales increased $62.6 million due to an increase of $44.0 million in rates compared to the prior year and $18.6 million from an increase in retail electricity usage of 2.7%. The increase in rates is primarily due to the tariffs effective October 15, 2020 filed pursuant to the Company's most recent GRC. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes. The additional usage was due to an increase in residential usage of 5.1%, which was driven by an increase in heating degree days of 3.1% and an increase in retail customers of 1.3% compared to 2020.
•Sales to other utilities increased $3.4 million or 20.2% due to a 49.5% increase in the actual price of sales combined with a 19.6% decrease in volumes. The increase to the actual price of sales was due to higher market power prices, which were 42.7% higher than in 2020. Lower sales volumes were the result of 88.4% higher natural gas prices which reduced market heat rates and caused PSE’s natural gas-fueled generators to run less frequently.

•Decoupling revenue decreased $12.6 million, primarily attributable to a $6.8 million and $5.8 million decrease in delivery and fixed production cost (FPC) deferral revenues respectively in the current period compared to the same period in 2020. This was driven by increased usage as noted above in the retail revenue section. This resulted in actual delivery and FPC deferral revenues being greater than allowed delivery deferral revenues in the current year, whereas in the prior year actual revenues were lower compared to allowed revenues.
•Other decoupling revenue increased $9.1 million, primarily due to a $7.1 million increase related to GAAP alternative revenue program recognition guidelines. In 2020, there were $7.1 million of decoupling revenue that was not anticipated to be collected within 24 months, and therefore was deferred. This amount was recognized in the first quarter of 2021, when the alternative revenue program revenue recognition guidelines were met. Also there was a $2.0 million decrease year-over-year in amortization of prior year undercollections due to a decrease in amortization rates related to an increase in the amortization period from 1 to 2 years as a result of the GRC.
•Transportation and other revenue increased $27.0 million primarily due to an increase in production tax credit (PTC) deferral revenue of $21.6 million for the re-purpose of the PTCs driven by an increase in current period taxable income. Additionally, there was an increase in net wholesale non-core gas sales of $10.7 million; partially offset by an increase in tax reform deferrals in 2021 for revenue subject to refunds of $6.2 million. The change in net wholesale non-core gas sales was primarily due to a $10.2 million increase in sales driven by a 79% increase in the average price of the non-core gas sold in 2021 compared to 2020, offset by a 12% decrease in sales volume. Natural gas prices rose in 2021 during the February cold weather event and Texas power and gas crisis but returned to more normal levels by the end of the period.

Electric Power Costs
Electric power costs increased $35.2 million primarily due to an increase of $39.7 million of purchased electricity costs; partially offset by $3.2 million of electric generation fuel expenses and $1.2 million of residential exchange credits. These items are discussed in detail below.
•Purchased electricity expense increased $39.7 million primarily due to a 16.9% increase in wholesale electricity purchases and a 6.0% increase in wholesale prices. The increase in purchases was primarily driven by an increase in load as well as an increase in other contracted resources and non-firm energy of 36.7% and 17.0%, respectively, driving a 21.3% decrease in combustion turbine generation as natural gas costs increased 88.4% .
•Electric generation fuel expense decreased $3.2 million primarily due to a $3.2 million decrease in combustion turbine (CT) generation costs primarily driven by a 21.3% decrease in CT production driven by the cost of natural gas and increase in wholesale purchases.
•Residential exchange expense credits increased $1.2 million compared to the same period in 2020 as a result of higher electric residential sales volumes associated with the BPA residential exchange program. The residential exchange credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

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

The following chart displays the details of PSE's natural gas margin changes for the three months ended March 31, 2020 and 2021:

Natural Gas Margin
Three Months Ended
2020 to 2021 comparison

$ (Millions)
240
220
200
$216.2
$23.1
$(1.2)
$1.7
$(1.8)
$(0.1)
$237.9
2020 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue
Transportation and Other Revenue
Purchased Natural Gas
2021 Natural Gas Margin

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended March 31, 2020 compared to 2021
Natural Gas Operating Revenue
Natural gas operating revenue increased $21.9 million primarily due to an increase of $23.1 million in total retail sales and an increase of $1.7 million in other decoupling revenue; partially offset by a decrease of $1.2 million in decoupling revenue and a $1.8 million decrease in transportation and other revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $23.1 million due to an increase in rates of $14.5 million and an increase in natural gas load of 2.5%, or $8.6 million of natural gas sales. The increase in rates is primarily due to the PGA increase effective November 1, 2020 and the tariffs effective October 1, 2020 filed pursuant to the Company's most recent GRC. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes. Natural gas load increased primarily due to an increase in usage by residential, commercial and industrial customers of 2.7%, 1.6% and 8.3%, respectively, compared to 2020. Increased load was driven by an increase in heating degree days of 3.1% and an increase in retail customers of 1.0% compared to 2020.
•Decoupling revenue decreased $1.2 million, primarily attributable to increased usage in the current period compared to the same period in 2020, as noted above in the retail revenue section. This resulted in allowed natural gas revenues being closer to actual natural gas revenues in the current period, whereas in the same period in 2020, allowed revenues were much higher than actual revenues.
•Other decoupling revenue increased $1.7 million, due to a decrease in current period amortization of prior year undercollected revenues compared to the same period in 2020. This is attributable to a decrease in amortization rates.

•Transportation and other revenue decreased $1.8 million primarily due to a decrease in provision for rate refunds of $3.8 million and a decrease in gas rental services revenue of $1.2 million; partially offset by a $2.7 million reduction of entitlement constraint charges incurred against revenue compared to the same period in 2020.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended March 31, 2020 and 2021:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2020 to 2021 comparison
$ (Millions)
575
550
525
500
$575.2
$(71.5)
$5.6
$(3.3)
$50.3
$4.8
$(0.6)
$1.7
$3.4
$565.6
2020 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2021 Expenses (Income)

Three Months Ended March 31, 2020 compared to 2021

•Net unrealized (gain) loss on derivative instruments decreased $71.5 million to a net gain of $23.0 million for the quarter ended March 31, 2021. One of the drivers is related to the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices increased 29.1% resulting in a $54.9 million gain for electric. Natural gas prices increased 16.1% resulting in a $23.5 million gain for natural gas. The other driver is related to the net settlements of electric and natural gas trades previously recorded as $5.3 million in losses and $12.2 million in gains, respectively, that settled and are recorded in purchased electricity or electric generation fuel which results in a loss of $6.9 million for unrealized gains and losses on derivative instruments. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" to the consolidated financial statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $5.6 million primarily due to an increase of $3.2 million of uncollectible accounts driven by COVID-19 disconnect suspension, an increase of $1.2 million of customer assistance expense related to the PSE's policies to reduce the impact to customers from COVID-19 and an increase of $1.2 of injuries and damages expense due to a $1.0 million decrease to the loss reserve in the first quarter of 2020; partially offset by a decrease in customer records and collection expense of $1.7 million due to reduced billing, collection, disconnects and field work due to COVID-19.

•Depreciation and amortization expense increased $50.3 million primarily driven by: (i) Electric amortization increased by $32.5 million or 154.7% from the same period in 2020. This increase is primarily driven by a $21.6 million change in PTC amortization and the completion of amortization period for the regulatory liability with Microsoft power costs in 2020; (ii) Conservation amortization increased by $6.7 million due to an increase in retail usage of 2.7% and 2.5% for electric and natural gas, respectively; (iii) Common amortization increased by $5.8 million or 30.5% from the same period in 2020. The increase is primarily driven by a lower level of depreciation deferred for the GTZ program due to the final 2019 GRC order; (iv) Electric distribution depreciation increased $1.8 million or 4.9% from the same period in 2020. The increase is primarily due to $211.4 million in net additions of electric distribution assets; and (v) Natural gas amortization increased by $2.4 million or 134% from the same period in 2020. The increase is primarily driven by the final accounting for the AMI deferrals provided by the results of the 2019 GRC and net additions primarily of natural gas intangible utility plant of $25.9 million.
•Taxes other than income taxes increased $4.8 million primarily due to an increase of $2.2 million related to the electric state excise tax and $1.3 million related to electric municipal taxes driven by the increase in retail revenue in 2021 as compared to 2020.

Income Tax Expense
•Income tax expense increased $3.4 million primarily driven by an increase in pre-tax book income and was partially offset by the amortization of excess deferred income taxes (EDIT) which also contributed to a decline in the effective tax rate.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended March 31, 2020 and 2021, is as follows:

PE Summary Results of Operation
Three Months Ended
2020 to 2021 comparison
$ (Millions)
200
175
150
125
100
$94.9
$88.1
$(0.6)
$(0.2)
$(0.3)
$2.1
$5.0
$189.0
2020 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax Expense
2021 Puget Energy Net Income

Three Months Ended March 31, 2020 compared to 2021
Summary Results of Operation
Puget Energy’s net income increased for the three months ended March 31, 2021 by $94.1 million when compared to the same period in the prior year. The increase is primarily due to increased PSE net income and decreased Puget Energy income tax expense as Puget Energy's effective tax rate decreased due to the amortization of unprotected EDIT.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, during the three months ended March 31, 2021, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $777.4 million through 2037.
For further information, see Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the year ended December 31, 2020.

The following are the Company's aggregate availability under commercial commitments as of March 31, 2021:

Puget Energy and Puget Sound Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Commercial commitments:
PSE revolving credit facility	$800,000	$—	$800,000	$—	$—
Inter-company short-term debt	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	800,000	—	30,000
Puget Energy revolving credit facility	776,500	—	776,500	—	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,576,500	$—	$1,576,500	$—	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2.

Off-Balance Sheet Arrangements
As of March 31, 2021, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  Due to business disruptions caused by the COVID-19 pandemic, the Company closely monitored and adjusted capital expenditures, resulting in a decrease of $17.7 million compared to forecasted amounts for the three months ended March 31, 2021.  Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $213.8 million for the three months ended March 31, 2021. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Millions)	2021	2022	2023
Total energy delivery, technology and facilities expenditures	$953.9	$974.4	$1,135.1

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

Capital Resources
Cash from Operations

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020	Change
Net income	$199,470	$111,321	$88,149
Non-cash items[1]	190,391	215,063	(24,672)
Changes in cash flow resulting from working capital[2]	876	24,754	(23,878)
Regulatory assets and liabilities	(14,351)	(16,865)	2,514
Purchased gas adjustment	40,868	41,429	(561)
Other non-current assets and liabilities[3]	(3,077)	(23,801)	20,724
Net cash provided by operating activities	$414,177	$351,901	$62,276
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

Three Months Ended March 31, 2021 compared to 2020
Cash generated from operations for the three months ended March 31, 2021 increased by $62.3 million including a net income increase of $88.1 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items decreased $24.7 million primarily due to a $71.5 million change from a net unrealized loss on derivative instruments of $48.5 million to a net unrealized gain on derivative instruments of $23.0 million, a $21.6 million change in PTC utilization, offset by increases in depreciation and amortization of $43.6 million, amortization of TCJA Over Collection of $10.0 million, conservation amortization of $6.7 million, deferred income taxes of $8.8 million. For further details, see Management's Discussion and Analysis, "Other Operating Expenses" in Item 2.
•Cash flows resulting from changes in working capital decreased $23.9 million. As a result of the COVID-19 pandemic and its impact on the economy, along with our initiative to suspend disconnections of customers for non-payment, cash outflow in Accounts Receivable increased $43.8 million. The increase of cash outflow in Account Receivable was partially offset by $21.3 million increase of cash inflow in Account Payable.
•Cash flow resulting from purchased gas adjustment (long-term) increased $0.6 million.
•Cash flows resulting from regulatory assets and liabilities increased $2.5 million primarily due to a $15.9 million increase in the power cost adjustment mechanism, partially offset by a deferral of $12.9 million of 2021 storm excess costs.
•Cash flow resulting from changes in other non-current assets and liabilities increased $20.7 million primarily due to payments made in both SERP liability and LTIP (Long-Term Incentive Plan) liability in 2020 were higher comparing to 2021.

Puget Energy	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020	Change
Net income	$(10,477)	$(16,385)	$5,908
Non-cash items[1]	(11,720)	(932)	(10,788)
Changes in cash flow resulting from working capital[2]	(5,913)	(19,998)	14,085
Other non-current assets and liabilities[3]	(2,618)	(3,215)	597
Net cash provided by operating activities	$(30,728)	$(40,530)	$9,802
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
Three Months Ended March 31, 2021 compared to 2020
Cash generated from operations for the three months ended March 31, 2021, in addition to the changes discussed at PSE above, increased by $9.8 million compared to the same period in 2020, which includes a net income increase of $5.9 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items decreased $10.8 million due to changes in deferred taxes.
•Cash flow resulting from working capital increased $14.1 million primarily due to a $9.0 million increase caused by the change of eliminations of PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, an increase in tax payable of $5.6 million, partially offset by other accrued expenses.

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
Commercial paper markets were significantly impacted for the period of January 1, 2020 to June 30, 2020, due to COVID-19, which limited commercial paper borrowings so therefore the Company drew short term funding from its credit facility. The Company created a minimum cash reserve of $100 million on April 1, 2020, which was intended to be utilized to cover cash disbursements in the event of illiquid markets. As a result of significantly improved commercial paper markets and steady cash collection over the second quarter of 2020, the Company reduced its cash reserve requirement to $10 - $15 million. Evolving factors that we cannot accurately predict, including the duration and scope of the COVID-19 pandemic, and any relevant governmental, business and customers’ actions that have been and continue to be taken in response to the COVID-19 pandemic, could negatively impact the Company’s liquidity.

Puget Sound Energy
Credit Facility
As of March 31, 2021, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. The unsecured revolving credit facility matures in October 2023.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of March 31, 2021, PSE was in compliance with all applicable covenant ratios.
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
As of March 31, 2021, no amount was drawn under PSE's credit facility and $191.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.7 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of March 31, 2021, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at March 31, 2021, PSE could issue:
•Approximately $2.1 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.5 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2021; and

•Approximately $824.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.4 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at March 31, 2021.
At March 31, 2021, PSE had approximately $8.0 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On August 2, 2019, PSE filed a new shelf registration statement under which it may issue, up to $1.0 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $550.0 million was available to be issued. The shelf registration will expire in August 2022.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At March 31, 2021, approximately $1.2 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the merger order by the Washington Commission, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 49.9% at March 31, 2021, and the EBITDA to interest expense was 5.4 to 1.0 for the twelve months ended March 31, 2021.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At March 31, 2021, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Long Term Debt
The Company had no new long-term debt activities in the three months ended March 31, 2021. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2020.

Puget Energy
Credit Facility
At March 31, 2021, Puget Energy maintained an $800.0 million credit facility. The Puget Energy revolving senior secured credit facility also has an accordion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion. The unsecured revolving credit facility matures in October 2023.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of March 31, 2021, there was $23.5 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of March 31, 2021, Puget Energy was in compliance with all applicable covenants.

Long-Term Debt
The Company had no new long-term debt activities in the three months ended March 31, 2021. The Company is evaluating refinancing options related to $500 million of senior secured notes that mature in September 2021. The Company will monitor interest rate dynamics over the next several months, and evaluate various term structures and timing of when to refinance the senior secured notes. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2020.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.6 to 1.0 for the twelve months ended March 31, 2021.
At March 31, 2021, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4. In March 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. In July 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court in September 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and the operator of Colstrip, Talen Energy Corporation (Talen), agreed to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana no later than July 1, 2022. Depreciation rates were updated in the GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. Additionally, PSE has accelerated the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027. The GRC also repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4.
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
On December 10, 2019, PSE announced its intention to sell its interest in Colstrip Unit 4 to NorthWestern Energy for $1. Under this proposed agreement, PSE would have retained its obligation to fund 25% of the environmental remediation and decommissioning costs associated with Unit 4 during PSE's ownership. The proposed agreement was subject to approval by the Washington Commission and the Montana Public Service Commission. Additionally, PSE had agreed to enter into a power purchase agreement with NorthWestern Energy for 90 MW through 2025 to facilitate the transition, and sell a portion of its dedicated Colstrip transmission system, conditioned upon regulatory approval.
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
In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule, pursuant to Section 111(d) of the Clean Air Act, as a replacement to the CPP rule. The ACE rule, along with the repeal of the CPP rule, were finalized in June 2019, and establish emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired plants. On January 19, 2021 the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the ACE rule and remanded the record back to the Agency for further consideration consistent with its opinion, finding that the rule misinterpreted the Clean Air Act. PSE is evaluating this vacatur to determine impact on operations.

Washington Clean Air Rule
The Washington clean air rule (CAR) was adopted in September 2016, in Washington State and attempts to reduce greenhouse gas emissions from “covered entities” located within Washington State. Included under the new rule are large manufacturers, petroleum producers and natural gas utilities, including PSE. The CAR sets a cap on emissions associated with covered entities, which decreases over time approximately 5.0% every three years. Entities must reduce their carbon emissions, or purchase emission reduction units (ERUs), as defined under the rule, from others.
In September 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. In September 2016, the four companies filed a similar challenge to the CAR in Superior Court of the State of Washington for Thurston County. In March 2018, the Superior Court of the State of Washington for Thurston County invalidated the CAR. The Department of Ecology appealed the Superior Court decision in May 2018. As a result of the appeal, direct review to the Washington State Supreme Court was granted and oral argument was held on March 16, 2019. In January 2020, the Washington Supreme Court affirmed that CAR is not valid for “indirect emitters” meaning it does not apply to the sale of natural gas for use by customers. The court ruled, however, that the rule can be severed and is valid for direct emitters including electric utilities with permitted air emission sources, but remanded the case back to the Thurston County to determine which parts of the rule survive. The Washington State Department of Ecology and the four parties asked Thurston County to stay this case until the 2020 Washington State legislative session concluded and now the Washington State Department of Ecology plans to ask the court to extend the stay until the COVID-19 pandemic is over. Meanwhile, the four companies moved to voluntarily dismiss the federal court litigation without prejudice in March 2020.

Related Party Transactions
In August 2015, PSE filed a proposal with the Washington Commission to develop a liquified nature gas (LNG) facility at the Port of Tacoma. The Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and will provide LNG as fuel to transportation customers, particularly in the marine market. Following a mediation process and the filing of a settlement stipulation by PSE and all parties, the Washington Commission issued an order on October 31, 2016, that allowed PSE’s parent company, Puget Energy, to create a wholly-owned subsidiary, named Puget LNG, which was formed on November 29, 2016, for the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility. Puget LNG has entered into one fuel supply agreement with a maritime customer and is marketing the facility’s expected output to other potential customers.
The Tacoma LNG facility achieved mechanical completion in February 2021. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $239.4 million of construction work in progress and $0.2 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of March 31, 2021. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

IBEW Union Contract
The International Brotherhood of Electrical Workers (IBEW) Local 77 union and PSE reached an agreement on a new contract, which was ratified on March 26, 2020, upon the IBEW vote approving the provisions and took effect on April 1, 2020. The contract is for six years and will expire March 31, 2026.

Human Capital
Information regarding the Company’s human capital measures and objectives is contained in the Environmental, Social and Governance (ESG) report that can be found on the Company’s website, www.pse.com. The information on the Company’s website is not, and will not be deemed to be a part of this Quarterly Report on Form 10-Q or incorporated into the Company’s other filings with the SEC.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, counterparty credit risk, as well as interest rate risk. PSE maintains risk policies and procedures to help manage the various risks. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of March 31, 2021.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.
On August 26, 2020, the SEC issued Final Rule Release No. 33-10825, "Modernization of Regulation S-K Items 101, 103, and 105." This rule, which became effective on November 9, 2020, updated the disclosure threshold for environmental proceedings. Prior to this rule, environmental proceedings to which the government is a party were required to be disclosed if the proceeding was expected to result in sanctions of $100,000 or more. The above referenced rule increases the quantitative threshold to $300,000, but also permits the registrant to elect a higher threshold, limited to the lesser of $1 million or 1% of consolidated current assets, if the registrant determines that such threshold is more reasonably designed to result in the disclosure of material environmental proceedings. The registrant must disclose this alternative threshold in each annual and quarterly report.
Given the size of the Company's operations, we have elected to adopt a threshold of $1 million. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

Item 1A.     Risk Factors

There have been no material changes from the risk factors set forth in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the period ended December 31, 2020.

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

31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2021 filed on May 05, 2021 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	May 5, 2021