Form 10-Q
period 2021-06-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2021-08-04
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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

DEFINITIONS

ARO	Asset Retirement and Environmental Obligations
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EIM	Energy Imbalance Market
ERF	Expedited Rate Filing
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GRC	General Rate Case
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PTC	Production Tax Credit
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
Puget LNG	Puget LNG, LLC
REP	Residential Exchange Program
SERP	Supplemental Executive Retirement Plan
TCJA	Tax Cuts and Jobs Act
Washington Commission	Washington Utilities and Transportation Commission
WSPP	WSPP, Inc.

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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

●	Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;
●	Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by-products of electric generation (including coal ash or other substances), natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;
●	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
●	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
●	Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires, extreme weather conditions, landslides, and other acts of God, terrorism, asset-based or cyber-based attacks, pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;
●	The impact of widespread health developments, including the recent global Coronavirus Disease 2019 (COVID-19) pandemic, and responses to such developments (such as voluntary and mandatory quarantines, including government stay at home orders, as well as shut downs and other restrictions on travel, commercial, social and other activities) could materially and adversely affect, among other things, electric and natural gas demand, customers’ ability to pay, supply chains, availability of skilled work-force, contract counterparties, liquidity and financial markets;
●	Commodity price risks associated with procuring natural gas and power in wholesale markets from creditworthy counterparties;
●	Wholesale market disruption, which may result in a deterioration of market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, negatively affect wholesale energy prices and/or impede PSE's ability to manage its energy portfolio risks and procure energy supply, affect the availability and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
●	Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
●	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
●	PSE electric or natural gas distribution system failure, blackouts or large curtailments of transmission systems (whether PSE's or others'), or failure of the interstate natural gas pipeline delivering to PSE's system, all of which can affect PSE's ability to deliver power or natural gas to its customers and generating facilities;
●	Electric plant generation and transmission system outages, which can have an adverse impact on PSE's expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive generation resource;
●	The ability to restart generation following a regional transmission disruption;
●	The ability of a natural gas or electric plant to operate as intended;
●	Changes in climate, weather conditions, or sustained extreme weather events in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
●	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
●	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
●	Variable wind conditions, which can impact PSE's ability to generate electricity from wind facilities;
●	The ability to renew contracts for electric and natural gas supply and the price of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
●	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
●	Employee workforce factors including strikes; work stoppages; absences due to pandemics, accidents, natural disasters or other significant, unforeseeable events; availability of qualified employees or the loss of a key executive;
●	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
●	The ability to maintain effective internal controls over financial reporting and operational processes;
●	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally;
●	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder; and
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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenue:
Electric	$563,822	$468,366	$1,322,414	$1,137,456
Natural Gas	195,124	177,609	588,030	548,640
Other	10,444	5,704	19,032	11,713
Total operating revenue	769,390	651,679	1,929,476	1,697,809
Operating expenses:
Energy costs:
Purchased electricity	162,515	125,487	367,925	291,229
Electric generation fuel	56,448	32,974	116,866	96,598
Residential exchange	(17,592)	(16,167)	(43,394)	(40,801)
Purchased natural gas	62,829	61,257	217,844	216,133
Unrealized (gain) loss on derivative instruments, net	(61,276)	(12,162)	(84,278)	36,379
Utility operations and maintenance	150,167	148,120	310,707	303,042
Non-utility expense and other	9,566	15,841	19,472	28,803
Depreciation & Amortization	165,930	136,865	374,361	301,681
Conservation amortization	21,901	20,321	55,961	47,714
Taxes other than income taxes	76,837	68,793	187,147	174,297
Total operating expenses	627,325	581,329	1,522,611	1,455,075
Operating income (loss)	142,065	70,350	406,865	242,734
Other income (expense):
Other income	14,490	16,576	28,120	30,635
Other expense	(2,350)	(8,468)	(3,860)	(10,750)
Interest charges:
AFUDC	3,775	3,914	7,361	7,557
Interest expense	(90,407)	(106,793)	(179,767)	(195,677)
Income (loss) before income taxes	67,573	(24,421)	258,719	74,499
Income tax (benefit) expense	12,331	(1,188)	14,484	2,796
Net income (loss)	$55,242	$(23,233)	$244,235	$71,703

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$55,242	$(23,233)	$244,235	$71,703
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $634, $433, $1,268 and $1,806, respectively	2,386	1,630	4,771	6,800
Other comprehensive income (loss)	2,386	1,630	4,771	6,800
Comprehensive income (loss)	$57,628	$(21,603)	$249,006	$78,503

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2021	December 31, 2020
Utility plant (at original cost, including construction work in progress of $824,264 and $712,204 respectively):
Electric plant	$9,458,901	$9,200,231
Natural gas plant	4,371,055	4,227,532
Common plant	1,092,878	1,116,524
Less: Accumulated depreciation and amortization	(3,852,938)	(3,671,094)
Net utility plant	11,069,896	10,873,193
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	325,162	324,184
Total other property and investments	1,981,675	1,980,697
Current assets:
Cash and cash equivalents	531,056	52,307
Restricted cash	13,819	29,544
Accounts receivable, net of allowance for doubtful accounts of $33,441 and $20,080, respectively	294,820	352,132
Unbilled revenue	160,980	221,871
Materials and supplies, at average cost	120,852	118,333
Fuel and natural gas inventory, at average cost	63,620	48,795
Unrealized gain on derivative instruments	150,371	33,015
Prepaid expense and other	46,529	45,746
Power contract acquisition adjustment gain	16,864	14,874
Total current assets	1,398,911	916,617
Other long-term and regulatory assets:
Power cost adjustment mechanism	69,551	82,801
Purchased gas adjustment receivable	49,425	87,655
Regulatory assets related to power contracts	10,481	11,728
Other regulatory assets	768,459	747,651
Unrealized gain on derivative instruments	17,848	8,805
Power contract acquisition adjustment gain	74,114	80,900
Operating lease right-of-use asset	191,498	172,167
Other	93,426	80,751
Total other long-term and regulatory assets	1,274,802	1,272,458
Total assets	$15,725,284	$15,042,965

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2021	December 31, 2020
Capitalization
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,523,532	3,313,532
Retained earnings	1,110,869	912,787
Accumulated other comprehensive income (loss), net of tax	(81,666)	(86,437)
Total common shareholder’s equity	4,552,735	4,139,882
Long-term debt:
First mortgage bonds and senior notes	4,212,000	4,212,000
Pollution control bonds	161,860	161,860
Long-term debt	2,032,700	1,724,700
Debt discount issuance costs and other	(203,378)	(206,120)
Total long-term debt	6,203,182	5,892,440
Total capitalization	10,755,917	10,032,322
Current liabilities:
Accounts payable	311,304	342,404
Short-term debt	231,300	373,800
Current maturities of long-term debt	526,345	526,412
Accrued expenses:
Taxes	101,153	110,752
Salaries and wages	37,314	42,530
Interest	74,304	73,647
Unrealized loss on derivative instruments	37,491	31,441
Power contract acquisition adjustment loss	1,893	2,039
Operating lease liabilities	19,041	19,204
Other	72,747	73,385
Total current liabilities	1,412,892	1,595,614
Other long-term and regulatory liabilities:
Deferred income taxes	883,127	810,729
Unrealized loss on derivative instruments	18,566	29,833
Regulatory liabilities	801,161	732,498
Regulatory liability for deferred income taxes	905,522	953,274
Regulatory liabilities related to power contracts	90,978	95,774
Power contract acquisition adjustment loss	8,588	9,689
Operating lease liabilities	180,110	160,980
Other deferred credits	668,423	622,252
Total long-term and regulatory liabilities	3,556,475	3,415,029
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$15,725,284	$15,042,965

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2019	200	$—	$3,308,957	$775,491	$(84,149)	$4,000,299
Net income (loss)	—	—	—	94,936	—	94,936
Common stock dividend paid	—	—	—	(22,645)	—	(22,645)
Other comprehensive income (loss)	—	—	—	—	5,170	5,170
Balance at March 31, 2020	200	$—	$3,308,957	$847,782	$(78,979)	$4,077,760
Net income (loss)	—	—	—	(23,233)	—	(23,233)
Common stock dividend paid	—	—	—	(22,419)	—	(22,419)
Other comprehensive Income (loss)	—	—	—	—	1,630	1,630
Balance at June 30, 2020	200	$—	$3,308,957	$802,130	$(77,349)	$4,033,738
Balance at December 31, 2020	200	$—	$3,313,532	$912,787	$(86,437)	$4,139,882
Net income (loss)	—	—	—	188,993	—	188,993
Common stock dividend paid	—	—	—	(22,939)	—	(22,939)
Other comprehensive income (loss)	—	—	—	—	2,385	2,385
Balance at March 31, 2021	200	$—	$3,313,532	$1,078,841	$(84,052)	$4,308,321
Net income (loss)	—	—	—	55,242	—	55,242
Common stock dividend paid	—	—	—	(23,214)	—	(23,214)
Capital contribution	—	—	210,000	—	—	210,000
Other comprehensive income (loss)	—	—	—	—	2,386	2,386
Balance at June 30, 2021	200	$—	$3,523,532	$1,110,869	$(81,666)	$4,552,735

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net Income (loss)	$244,235	$71,703
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	374,361	301,681
Conservation amortization	55,961	47,714
Deferred income taxes and tax credits, net	23,377	1,741
Net unrealized (gain) loss on derivative instruments	(84,278)	36,379
(Gain) or loss on extinguishment of debt	—	13,546
AFUDC - equity	(12,139)	(11,668)
Production tax credit utilization	(45,562)	(14,470)
Other non-cash	(12,759)	696
Regulatory assets and liabilities	(50,120)	(71,268)
Purchased gas adjustment	38,230	45,833
Other long term assets and liabilities	(13,087)	(11,114)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	118,203	189,072
Materials and supplies	(2,519)	(15,837)
Fuel and natural gas inventory	(14,825)	793
Prepayments and other	(783)	(171)
Accounts payable	(24,775)	(54,136)
Taxes payable	(9,599)	(6,006)
Other	(15,114)	(28,226)
Net cash provided by (used in) operating activities	568,807	496,262
Investing activities:
Construction expenditures - excluding equity AFUDC	(442,981)	(438,477)
Other	60	104
Net cash provided by (used in) investing activities	(442,921)	(438,373)
Financing activities:
Change in short-term debt, net	(142,500)	(36,000)
Dividends paid	(46,153)	(45,064)
Investment from Parent	210,000	—
Proceeds from long-term debt and bonds issued	514,875	644,690
Redemption of bonds and notes	(66)	(450,000)
Repayment of term loan and revolving credit	(210,000)	(174,100)
Other	10,982	(7,350)
Net cash provided by (used in) financing activities	337,138	(67,824)
Net increase (decrease) in cash, cash equivalents, and restricted cash	463,024	(9,935)
Cash, cash equivalents, and restricted cash at beginning of period	81,851	66,146
Cash, cash equivalents, and restricted cash at end of period	$544,875	$56,211
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$160,986	$169,832
Cash payments (refunds) for income taxes	13,151	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$54,078	$57,498

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenue:
Electric	$563,822	$468,366	$1,322,414	$1,137,456
Natural Gas	195,124	177,609	588,030	548,640
Other	10,444	5,704	19,032	11,713
Total operating revenue	769,390	651,679	1,929,476	1,697,809
Operating expenses:
Energy costs:
Purchased electricity	162,515	125,487	367,925	291,229
Electric generation fuel	56,448	32,974	116,866	96,598
Residential exchange	(17,592)	(16,167)	(43,394)	(40,801)
Purchased natural gas	62,829	61,257	217,844	216,133
Unrealized (gain) loss on derivative instruments, net	(61,276)	(12,162)	(84,278)	36,379
Utility operations and maintenance	150,167	148,120	310,707	303,042
Non-utility expense and other	8,952	15,048	18,370	27,783
Depreciation & Amortization	165,803	136,816	374,165	301,587
Conservation amortization	21,901	20,321	55,961	47,714
Taxes other than income taxes	76,837	68,793	187,147	174,297
Total operating expenses	626,584	580,487	1,521,313	1,453,961
Operating income (loss)	142,806	71,192	408,163	243,848
Other income (expense):
Other income	11,427	12,862	22,461	24,145
Other expense	(2,350)	(8,468)	(3,860)	(10,750)
Interest charges:
AFUDC	3,775	3,914	7,361	7,557
Interest expense	(62,869)	(62,464)	(125,240)	(123,178)
Income (loss) before income taxes	92,789	17,036	308,885	141,622
Income tax (benefit) expense	14,425	1,999	31,051	15,264
Net income (loss)	$78,364	$15,037	$277,834	$126,358

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$78,364	$15,037	$277,834	$126,358
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,184, $1,025, $2,369 and $3,072, respectively	4,459	3,860	8,917	11,570
Amortization of treasury interest rate swaps to earnings, net of tax of $26, $25, $52, and $51, respectively	96	96	192	192
Other comprehensive income (loss)	4,555	3,956	9,109	11,762
Comprehensive income (loss)	$82,919	$18,993	$286,943	$138,120

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2021	December 31, 2020
Utility plant (at original cost, including construction work in progress of $824,264 and $712,204, respectively):
Electric plant	$11,282,253	$11,035,402
Natural Gas plant	4,928,669	4,786,419
Common plant	1,115,155	1,139,120
Less: Accumulated depreciation and amortization	(6,256,181)	(6,087,748)
Net utility plant	11,069,896	10,873,193
Other property and investments:
Other property and investments	85,205	83,855
Total other property and investments	85,205	83,855
Current assets:
Cash and cash equivalents	25,472	51,177
Restricted cash	13,819	29,544
Accounts receivable, net of allowance for doubtful accounts of $33,441 and $20,080, respectively	296,715	355,850
Unbilled revenue	160,980	221,871
Materials and supplies, at average cost	120,852	118,333
Fuel and natural gas inventory, at average cost	62,356	47,531
Unrealized gain on derivative instruments	150,371	33,015
Prepaid expense and other	46,529	45,746
Total current assets	877,094	903,067
Other long-term and regulatory assets:
Power cost adjustment mechanism	69,551	82,801
Purchased gas adjustment receivable	49,425	87,655
Other regulatory assets	768,459	747,651
Unrealized gain on derivative instruments	17,848	8,805
Operating lease right-of-use asset	191,498	172,167
Other	92,174	79,231
Total other long-term and regulatory assets	1,188,955	1,178,310
Total assets	$13,221,150	$13,038,425

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2021	December 31, 2020
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,485,105	3,485,105
Retained earnings	1,057,560	876,401
Accumulated other comprehensive income (loss), net of tax	(171,847)	(180,956)
Total common shareholder’s equity	4,371,677	4,181,409
Long-term debt:
First mortgage bonds and senior notes	4,212,000	4,212,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(34,857)	(35,816)
Total long-term debt	4,339,003	4,338,044
Total capitalization	8,710,680	8,519,453
Current liabilities:
Accounts payable	325,314	342,504
Short-term debt	231,300	373,800
Current maturities of long-term debt	2,345	2,412
Accrued expenses:
Taxes	101,522	107,254
Salaries and wages	37,314	42,530
Interest	48,835	48,189
Unrealized loss on derivative instruments	37,491	31,441
Operating lease liabilities	19,041	19,204
Other	72,747	73,385
Total current liabilities	875,909	1,040,719
Other long-term and regulatory liabilities:
Deferred income taxes	1,064,975	987,382
Unrealized loss on derivative instruments	18,566	29,833
Regulatory liabilities	799,897	731,234
Regulatory liabilities for deferred income tax	906,228	953,987
Operating lease liabilities	180,110	160,980
Other deferred credits	664,785	614,837
Total long-term and regulatory liabilities	3,634,561	3,478,253
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$13,221,150	$13,038,425

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2019	85,903,791	$859	$3,485,105	$751,193	$(188,477)	$4,048,680
Net income (loss)	—	—	—	111,321	—	111,321
Common stock dividend paid	—	—	—	(53,794)	—	(53,794)
Other comprehensive income (loss)	—	—	—	—	7,806	7,806
Balance at March 31, 2020	85,903,791	$859	$3,485,105	$808,720	$(180,671)	$4,114,013
Net income (loss)	—	—	—	15,037	—	15,037
Common stock dividend paid	—	—	—	(46,015)	—	(46,015)
Other comprehensive income (loss)	—	—	—	—	3,956	3,956
Balance June 30, 2020	85,903,791	$859	$3,485,105	$777,742	$(176,715)	$4,086,991
Balance at December 31, 2020	85,903,791	$859	$3,485,105	$876,401	$(180,956)	$4,181,409
Net income (loss)	—	—	—	199,470	—	199,470
Common stock dividend paid	—	—	—	(52,053)	—	(52,053)
Other comprehensive income (loss)	—	—	—	—	4,554	4,554
Balance at March 31, 2021	85,903,791	$859	$3,485,105	$1,023,818	$(176,402)	$4,333,380
Net income (loss)	—	—	—	78,364	—	78,364
Common stock dividend paid	—	—	—	(44,622)	—	(44,622)
Other comprehensive income	—	—	—	—	4,555	4,555
Balance June 30, 2021	85,903,791	$859	$3,485,105	$1,057,560	$(171,847)	$4,371,677

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net Income (loss)	$277,834	$126,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	374,165	301,587
Conservation amortization	55,961	47,714
Deferred income taxes and tax credits, net	27,413	10,267
Net unrealized (gain) loss on derivative instruments	(84,278)	36,379
AFUDC - equity	(12,139)	(11,668)
Production tax credit utilization	(45,562)	(14,470)
Other non-cash	(18,068)	(4,582)
Regulatory assets and liabilities	(50,120)	(71,204)
Purchased gas adjustment	38,230	45,833
Other long term assets and liabilities	(7,850)	(5,073)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	120,026	186,425
Materials and supplies	(2,519)	(15,837)
Fuel and natural gas inventory	(14,825)	729
Prepayments and other	(783)	(171)
Accounts payable	(10,865)	(52,580)
Taxes payable	(5,732)	(2,060)
Other	(15,122)	(28,724)
Net cash provided by (used in) operating activities	625,766	548,923
Investing activities:
Construction expenditures - excluding equity AFUDC	(439,374)	(428,775)
Other	60	104
Net cash provided by (used in) investing activities	(439,314)	(428,671)
Financing activities:
Change in short-term debt, net	(142,500)	(36,000)
Dividends paid	(96,675)	(99,809)
Redemption of bonds and notes	(66)	—
Other	11,359	6,373
Net cash provided by (used in) financing activities	(227,882)	(129,436)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(41,430)	(9,184)
Cash, cash equivalents, and restricted cash at beginning of period	80,721	64,891
Cash, cash equivalents, and restricted cash at end of period	$39,291	$55,707
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$114,854	$114,027
Cash payments (refunds) for income taxes	21,816	—
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$54,078	$57,498

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
The allowance increased during both periods due to both an increase in the provision combined with a reduction in receivables charged-off during the period. The Ratepayer Assistance and Preservation of Essential Services proclamation issued by the Washington State governor in April 2020 included a moratorium on disconnecting customers, which resulted in a cessation of account receivable write-offs for non-payment.
The following table presents the activity in the allowance for credit losses for accounts receivable for the six months ended June 30, 2021 and 2020:

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2021	2020
Allowance for credit losses:
Beginning balance	$20,080	$8,294
Provision for credit loss expense [1]	18,421	9,762
Receivables charged-off	(5,060)	(7,157)
Total ending allowance balance	$33,441	$10,899
_______________
1 $5.2 million of current period provision was deferred as a cost specific to COVID-19 in 2021. Refer to Note 8 "Commitments and Contingencies" for more information.

Tacoma LNG Facility
In August 2015, PSE filed a proposal with the Washington Commission to develop a liquified natural gas (LNG) facility at the Port of Tacoma. Currently under construction at the Port of Tacoma, the facility is expected to be operational in 2021. The Tacoma LNG facility is designed to provide peak-shaving services to PSE’s natural gas customers. By storing surplus natural gas, PSE is able to meet the requirements of peak consumption. LNG will also provide fuel to transportation customers, particularly in the marine market. On January 24, 2018, Puget Sound Clean Air Agency (PSCAA) determined a Supplemental Environmental Impact Statement (SEIS) was necessary in order to rule on the air quality permit for the facility. As a result of requiring a SEIS, the Company's construction schedule was impacted. PSE received the SEIS which concluded the LNG facility would result in a net decrease in GHG emissions providing, in part, that the natural gas for the facility was sourced from British Columbia or Alberta. On December 10, 2019, the PSCAA approved the Notice of Construction permit, a decision which has been appealed to the Washington Pollution Control Hearings Board by each of the Puyallup Tribe of Indians and nonprofit law firm Earthjustice. A hearing on the appeal before the Washington Pollution Control Hearings Board occurred in April 2021 and a decision is anticipated in late 2021 or early 2022. The facility achieved mechanical completion in February 2021, however, it remains nonoperational as additional construction and testing are completed.
Pursuant to an order by the Washington Utilities and Transportation Commission (Washington Commission), PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG, LLC (Puget LNG). Per this allocation of costs, $234.4 million and $231.6 million of construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of June 30, 2021 and December 31, 2020, respectively. Additionally, $0.5 million and $0.7 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the six months ended June 30, 2021, and June 30, 2020, respectively. Further, $226.8 million and $207.7 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of June 30, 2021 and December 31, 2020, respectively, as PSE is a regulated entity.

Variable Interest Entities
On April 12, 2017, PSE entered into a power purchase agreement (PPA) with Skookumchuck Wind Energy Project, LLC (Skookumchuck) pursuant to which Skookumchuck would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely renewable energy certificates (RECs) to PSE over a term of 20 years. Skookumchuck commenced commercial operation in November 2020. PSE has no equity investment in Skookumchuck but is Skookumchuck’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that Skookumchuck is a variable interest entity (VIE) and that PSE is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $9.1 million was recognized in purchased electricity on the Company's consolidated statements of income for the six months ended June 30, 2021 and $2.4 million is included in accounts payable on the Company's consolidated balance sheet as of June 30, 2021.

(2)  New Accounting Pronouncements

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020). ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The Company has term loans, credit agreements, and promissory notes that reference LIBOR. As of June 30, 2021, the Company has not utilized any of the expedients discussed within this ASU, however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

(3) Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Revenue from contracts with customers:	2021	2020	2021	2020
Electric retail	$507,713	$433,112	$1,171,814	$1,040,805
Natural gas retail	178,357	168,117	566,220	533,753
Other	81,654	34,495	137,783	77,378
Total revenue from contracts with customers	767,724	635,724	1,875,817	1,651,936
Alternative revenue programs	(4,021)	19,750	(5,949)	20,900
Other non-customer revenue	5,687	(3,795)	59,608	24,973
Total operating revenue	$769,390	$651,679	$1,929,476	$1,697,809

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

Transaction Price Allocated to Remaining Performance Obligations
In December 2020, Puget LNG entered into a contract with one customer where Puget LNG is selling LNG over a 10-year delivery period beginning no later than 2024. The contract requires the customer to purchase a minimum annual quantity even if the customer does not take delivery. The price of the LNG includes a fixed charge, a fuel charge that includes both a market index and fixed margin component and other variable consideration. The fixed transaction price is allocated to the remaining performance obligations which is determined by the fixed charge components multiplied by the outstanding minimum annual quantity. Based on management’s best estimate of commencement, the Company expects to recognize this revenue over the following time periods:

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
The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	June 30, 2021			December 31, 2020
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$104,938	$45,039	*	$22,544	$46,922
Natural gas derivatives (MMBtus)[3]	308	63,281	11,018	320	19,276	14,352
Total derivative contracts		$168,219	$56,057		$41,820	$61,274
Current		$150,371	$37,491		$33,015	$31,441
Long-term		17,848	18,566		8,805	29,833
Total derivative contracts		$168,219	$56,057		$41,820	$61,274
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
* Electric portfolio derivatives consist of electric generation fuel of 247.0 million One Million British Thermal Units (MMBtu) and purchased electricity of
7.5 million Megawatt Hours (MWhs) at June 30, 2021, and 212.2 million MMBtus and 6.6 million MWhs at December 31, 2020.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At June 30, 2021
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$168,219	$—	$168,219	$(36,898)	$—	$131,321
Liabilities:
Energy derivative contracts	$56,057	$—	$56,057	$(36,898)	$(216)	$18,943

Puget Energy and Puget Sound Energy	At December 31, 2020
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$41,820	$—	$41,820	$(21,696)	$—	$20,124
Liabilities:
Energy derivative contracts	$61,274	$—	$61,274	$(21,696)	$(9,343)	$30,235
_______________
1 All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Classification	2021	2020	2021	2020
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$51,241	$4,764	$52,869	$(4,990)
Realized	Electric generation fuel	2,785	(743)	11,098	553
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	10,035	7,398	31,409	(31,388)
Realized	Purchased electricity	6,287	(6,228)	(7,016)	(12,163)
Total gain (loss) recognized in income on derivatives		$70,348	$5,191	$88,360	$(47,988)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2021, approximately 96.9% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 3.1% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of June 30, 2021, PSE did not have any posted collateral related to contracts executed on the ICE platform. Also, as of June 30, 2021, PSE had $4.0 million in cash posted as collateral and a $1.0 million letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended June 30, 2021.

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30, 2021			At December 31, 2020
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$21,600	$—	$21,600	$26,966	$—	$26,966
Requested credit for adequate assurance	6,875	—	—	6,576	—	—
Forward value of contract[3]	216	3,993	N/A	9,343	20,903	N/A
Total	$28,691	$3,993	$21,600	$42,885	$20,903	$26,966
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $53.0 million and $52.7 million at June 30, 2021 and December 31, 2020 respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		June 30, 2021		December 31, 2020
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$6,170,482	$7,975,400	$5,667,740	$7,755,946
Long-term debt (variable-rate)	2	32,700	32,700	224,700	224,700
Total liabilities		$6,203,182	$8,008,100	$5,892,440	$7,980,646

Puget Sound Energy		June 30, 2021		December 31, 2020
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,339,003	$5,833,823	$4,338,044	$6,086,358
Total liabilities		$4,339,003	$5,833,823	$4,338,044	$6,086,358
_______________
1 The carrying value includes debt issuances costs of $21.6 million and $22.7 million for June 30, 2021 and December 31, 2020, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $22.2 million and $22.9 million for June 30, 2021 and December 31, 2020, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At June 30. 2021			Fair Value At December 31, 2020
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$99,988	$4,950	$104,938	$21,947	$597	$22,544
Natural gas derivative instruments	63,215	66	63,281	19,139	137	19,276
Total assets	$163,203	$5,016	$168,219	$41,086	$734	$41,820
Liabilities:
Electric derivative instruments	$33,741	$11,298	$45,039	$22,607	$24,315	$46,922
Natural gas derivative instruments	9,090	1,928	11,018	13,080	1,272	14,352
Total liabilities	$42,831	$13,226	$56,057	$35,687	$25,587	$61,274

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
(Dollars in Thousands)	2021			2020
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(21,170)	$(1,834)	$(23,004)	$(26,305)	$1,092	$(25,213)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	14,690	—	14,690	(2,284)	—	(2,284)
Included in regulatory assets / liabilities	—	(195)	(195)	—	(39)	(39)
Settlements	132	167	299	(20)	(711)	(731)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$(6,348)	$(1,862)	$(8,210)	$(28,609)	$342	$(28,267)

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2021			2020
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(23,718)	$(1,135)	(24,853)	$(3,378)	$1,282	$(2,096)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	15,510	—	15,510	(26,837)	—	(26,837)
Included in regulatory assets / liabilities	—	(1,083)	(1,083)	—	284	284
Settlements	1,860	356	2,216	1,606	(1,224)	382
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$(6,348)	$(1,862)	$(8,210)	$(28,609)	$342	$(28,267)
_______________
1 Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $14.8 million and $(23.1) million for three months ended June 30, 2021 and 2020, respectively.
2 Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $15.6 million and $(25.4) million for six months ended June 30, 2021 and 2020, respectively.

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of June 30, 2021:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$4,950	$11,298	Discounted cash flow	Power prices (per MWh)	$29.15	$58.58	$40.99
Natural gas	$66	$1,928	Discounted cash flow	Natural gas prices (per MMBtu)	$2.98	$4.50	$3.93
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2020:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$597	$24,315	Discounted cash flow	Power prices (per MWh)	$22.82	$41.66	$31.54
Natural gas	$137	$1,272	Discounted cash flow	Natural gas prices (per MMBtu)	$1.89	$3.42	$2.47
___________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of June 30, 2021, and December 31, 2020, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $7.3 million and $5.5 million, respectively.

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
As of June 30, 2021, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and determined that no impairment was needed. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations".

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
The following table presents the significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value:

Puget Energy
Valuation Date	Unobservable Input	Low	High	Average
March 31, 2020	Power prices (per MWh)	$10.23	$38.84	$24.43
	Power contract costs per quarter (in thousands)	$6,308	$7,085	$6,468

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
In addition to providing pension benefits, PSE provides legacy group health care and life insurance benefits (Plan) for certain retired employees. These benefits are provided principally through an insurance company. The insurance premiums, paid primarily by retirees, are based on the benefits provided during the prior year. On June 11, 2019, the Company's Welfare Benefits Committee approved the termination of the Plan effective December 31, 2019, and the creation of a Retiree Health Reimbursement Account (HRA) Plan effective January 1, 2020.
The components of service cost are included within utility operations and maintenance for PSE and within non-utility expense and other for Puget Energy while all non-service cost components are included in other income.
For further information, see Note 13, "Retirement Benefits" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2020.

The following tables summarize the Company’s net periodic benefit cost for the three months ended June 30, 2021 and 2020:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$6,733	$6,172	$115	$176	$41	$46
Interest cost	5,613	6,292	293	362	77	93
Expected return on plan assets	(12,039)	(12,449)	—	—	(91)	(98)
Amortization of prior service cost	(476)	(292)	87	87	2	—
Amortization of net loss (gain)	3,072	2,099	588	512	(10)	(19)
Net periodic benefit cost	$2,903	$1,822	$1,083	$1,137	$19	$22

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$13,444	$12,169	$229	$404	$82	$95
Interest cost	11,191	12,590	586	740	154	184
Expected return on plan assets	(24,120)	(24,951)	—	—	(183)	(195)
Amortization of prior service cost	(952)	(787)	174	174	3	—
Amortization of net loss (gain)	5,901	4,080	1,175	1,098	(20)	(41)
Net periodic benefit cost	$5,464	$3,101	$2,164	$2,416	$36	$43

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$6,733	$6,172	$115	$176	$41	$46
Interest cost	5,613	6,292	293	362	77	93
Expected return on plan assets	(12,040)	(12,451)	—	—	(91)	(98)
Amortization of prior service cost	(378)	(393)	87	87	2	—
Amortization of net loss (gain)	5,620	4,866	635	575	(14)	(33)
Net periodic benefit cost	$5,548	$4,486	$1,130	$1,200	$15	$8

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$13,444	$12,169	$229	$404	$82	$95
Interest cost	11,191	12,590	586	740	154	184
Expected return on plan assets	(24,121)	(24,955)	—	—	(183)	(195)
Amortization of prior service cost	(756)	(787)	174	174	3	—
Amortization of net loss (gain)	10,931	9,522	1,271	1,234	(28)	(69)
Net periodic benefit cost	$10,689	$8,539	$2,260	$2,552	$28	$15

The following table summarizes the Company’s change in benefit obligation for the periods ended June 30, 2021 and December 31, 2020:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended	Year Ended	Six Months Ended	Year Ended	Six Months Ended	Year Ended
(Dollars in Thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Change in benefit obligation:
Benefit obligation at beginning of period	$849,383	$774,305	$46,742	$63,000	$12,114	$11,627
Amendments	—	—	—	—	—	44
Service cost	13,444	24,337	229	756	82	190
Interest cost	11,191	25,180	586	1,464	154	368
Actuarial loss (gain)	4,580	69,413	—	3,663	—	604
Benefits paid	(25,205)	(42,775)	(990)	(22,141)	(472)	(906)
Medicare part D subsidy received	—	—	—	—	195	187
Administrative Expense	—	(1,077)	—	—	—	—
Benefit obligation at end of period	$853,393	$849,383	$46,567	$46,742	$12,073	$12,114

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2021, are expected to be at least $18.0 million, $6.8 million and $0.3 million, respectively. During the six months ended June 30, 2021, the Company contributed $1.0 million to fund the SERP. During the six months ended June 30, 2020, the Company contributed $17.6 million to fund the SERP. The Company contributed an immaterial amount to fund the other postretirement plans.

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
On March 2, 2021, the parties to the PCORC reached a multiparty settlement in principle, with Public Counsel not joining the settlement, but also not opposing. The settlement resulted in an estimated revenue increase of $65.3 million or 3.1%. On June 1, 2021, the Washington Commission issued its Final Order approving and adopting the settlement and authorizing and requiring a power cost update through a compliance filing. On June 17, 2021, PSE filed a compliance filing with the Washington Commission with a revenue increase of $70.9 million or 3.3% due to the update on power costs with rates effective July 1, 2021.

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
On August 6, 2020, PSE filed a petition for judicial review with the Superior Court of the State of Washington for King County (Superior Court) challenging the portion of the final order that requires PSE to pass back to customers the reversal of plant-related excess deferred income taxes in a manner that may deviate from the Internal Revenue Service (IRS) normalization and consistency rules. On August 7, 2020, PSE filed a motion to stay with the Superior Court related to the portions of the final order under judicial review. On September 14, 2020, the Superior Court denied PSE's motion to stay. PSE reviewed the original Washington Commission order including the ramifications of certain tax issues and requested a Private Letter Ruling
(PLR) with the IRS regarding this matter. PSE will continue to utilize the average rate assumption method (ARAM) in the turnaround of certain accelerated tax depreciation benefits on PSE assets. On September 23, 2020, PSE filed a compliance filing with the Washington Commission. The natural gas tariffs became effective October 1, 2020 and the electric tariffs on October 15, 2020. On October 7, 2020, PSE, the Washington Commission and interveners agreed to dismiss the petition for judicial review. The agreement is based on a commitment from the Washington Commission that if the IRS ruling finds that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is impermissible, the Washington Commission will open a proceeding to review and enact the changes required by the IRS ruling. There is approximately $25.6 million in annual revenue requirement related to the 2019 GRC which PSE has requested it be allowed to track and, if appropriate recover, pending the outcome of the IRS ruling. On July 30, 2021, the IRS issued a PLR to PSE which concludes that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is an impermissible methodology under the IRS normalization and consistency rules. The PLR requires that PSE request the Washington Commission allow adjustments to its rates to bring PSE back in to compliance with IRS rules. To reflect the impact of the PLR, PSE recorded a regulatory asset and additional revenues of $20.1 million in its operating results through June 30, 2021.

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
On June 1, 2021, the Washington Commission approved the multi-party settlement agreement which was filed within PSE’s PCORC filing. As part of this settlement agreement, the electric annual fixed power cost allowed revenue was updated to reflect changes in the approved revenue requirement. The changes took effect on July 1, 2021.
On June 30, 2021, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $0.8 million of electric deferred revenue will not be collected within 24 months of the annual period; therefore a reserve adjustment was booked to 2021 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.

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

For the six months ended June 30, 2021, in its PCA mechanism, PSE under recovered its allowable costs by $30.5 million of which $6.7 million was apportioned to customers and $0.7 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $48.8 million for the six months ended June 30, 2020, of which $19.5 million was apportioned to customers and accrued $1.1 million of interest on the total deferred customer balance.

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
On July 8, 2020, the Washington Commission issued the final order in Dockets UE-190529 and UG-190530, which instructed PSE to remove Schedule 95 collection on decoupling allowed rates for Microsoft Special Contract, which will be included in allowed rates under the Decoupling Schedule 142 effective October 15, 2020.
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
On October 24, 2019, the Washington Commission approved PSE’s request for PGA rates, with the rate change taking effect on November 1, 2019. As part of that filing, PSE requested an annual revenue increase of $118.4 million; where PGA rates, under Schedule 101, increased annual revenue by $17.8 million, and the tracker rates, under Schedule 106 and Supplemental Schedule 106B, increased by annual revenue of $100.6 million. Those rate increases were set in addition to continuing the collection on the remaining balance of $54.0 million from the out-of-cycle PGA, under Schedule 106A. The tracker rates include deferral balances for the three separate amounts: (i) $114.4 million of under collected commodity balances deferred in February and March; (ii) a $10.8 million balance of over-collected commodity costs for the PGA rates effective November 1, 2018; and (iii) a $4.1 million remaining balance from the $54.7 million credit to customers, caused by the 2017 over-collection, established in the 2018 tracker. The high commodity deferral balances for winter months through March 2019 were the result of three noteworthy events that winter experienced by PSE: the rupture of a pipeline owned by Enbridge, Inc. in October 2018, unusually low temperatures in February and March, and a compressor failure in February at the Jackson Prairie storage facility. Additionally, to reduce customer impact, as part of the approved PGA filing, PSE will be collecting $114.4 million commodity deferrals and related interest over a two-year period, instead of the historic one-year period, from November 2019 through October 2021.
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
On October 29, 2020, the Washington Commission approved PSE’s request for November 2020 PGA rates in Docket UG-200832, effective November 1, 2020. As part of that filing, PSE requested an annual revenue increase of $70.0 million; where PGA rates, under Schedule 101,increase annual revenue by $32.6 million, and the tracker rates under Schedule 106, increased annual revenue by $37.4 million. Those rate increases were set in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B.
The following table presents the PGA mechanism balances and activity at June 30, 2021 and December 31, 2020:

Puget Sound Energy
(Dollars in Thousands)	At June 30,	At December 31,
PGA receivable balance and activity	2021	2020
PGA receivable beginning balance	$87,655	$132,766
Actual natural gas costs	177,547	314,792
Allowed PGA recovery	(216,677)	(363,886)
Interest	900	3,983
PGA receivable ending balance	$49,425	$87,655

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get to Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. At June 30, 2021 and December 31, 2020, PSE deferred $6.6 million and $2.8 million of depreciation expense for GTZ, respectively. In addition to the deferral of depreciation expense, PSE had also requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the Company’s currently authorized after tax rate of return, or 6.89% per the 2018 ERF. The GTZ accounting petition was consolidated with PSE’s 2019 GRC and on July 8, 2020, the Washington Commission issued its order in PSE’s 2019 GRC. The ruling authorized PSE to amortize deferred GTZ expenses as proposed in the original GRC filing. The ruling also allows continued deferral of the depreciation expense associated with GTZ investments not already approved for recovery with a book life of 10 years or less, through PSE's next GRC. Finally, the final order set the rate at which PSE could defer and recover carrying charges from PSE’s authorized rate of return to the quarterly interest rate established by the FERC.

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective Tariff WN U-60. The purpose of this filing is to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program puts to immediate use $11.0 million in unspent low income funds from prior years, and supplements other forms of financial assistance. The program does not require an increase to rates and is compatible with other low income programs. Based on the COVID-19 pandemic and resulting state of emergency, the Washington Commission allowed the tariff revisions to become effective on April 13, 2020. PSE made an additional filing on July 21, 2020 to increase the amount of electric funds available for distribution by $4.5 million under the CACAP program. The program ended on September 30, 2020.
On March 28, 2021 the Washington Commission approved PSE’s second Crisis Affected Customer Assistance Program (CACAP-2), effective April 12, 2021. CACAP-2 will provide up to $2,500 in bill assistance for each qualifying low-income household, per program year, with a total program budget of $20.0 million for electric customers and $7.7 million for natural gas customers.

Storm Damage Deferral Accounting
The Washington Commission has defined deferrable storm events and provided that costs in excess of the annual cost threshold may be deferred for qualifying storm damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the six months ended June 30, 2021, PSE incurred $23.6 million in storm-related electric transmission and distribution system restoration costs, of which $13.6 million and $0.2 million was deferred as regulatory assets related to storms that occurred in 2021 and 2020, respectively. This compares to $9.9 million incurred in storm-related electric transmission and distribution system restoration costs for the six months ended June 30, 2020, of which the Company deferred zero as regulatory assets related to storms that occurred in 2020. Under the December 5, 2017, Washington Commission order regarding PSE’s GRC, the following changes to PSE’s storm deferral mechanism were approved: (i) the cumulative annual cost threshold for deferral of storms under the mechanism increased from $8.0 million to $10.0 million effective January 1, 2018; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

(8) Commitments and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. In March 2013, the Sierra Club and the Montana Environmental Information Center filed a Clean Air Act citizen suit against all Colstrip owners in the U.S. District Court, District of Montana. In July 2016, PSE reached a settlement with the Sierra Club to dismiss all of the Clean Air Act allegations against the Colstrip Generating Station, which was approved by the court in September 2016. As part of the settlement that was signed by all Colstrip owners, Colstrip 1 and 2 owners, PSE and the operator of Colstrip, Talen Energy Corporation (Talen), agreed to retire the two oldest units (Units 1 and 2) at Colstrip in eastern Montana no later than July 1, 2022. Depreciation rates were updated in the 2017 GRC effective December 19, 2017, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. Additionally, PSE has accelerated the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027, which was subsequently updated to December 31, 2025 as part of the 2019 GRC. The 2017 GRC also repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4.
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

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, during the six months ended June 30, 2021, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $802.4 million through 2042.
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
Government mandated stay at home orders and private work from home mandates due to COVID-19 have affected electric and gas loads for residential, commercial, and industrial customers. During the six months ended June 30, 2021, the Company delivered increased electric and decreased natural gas loads of 0.5% and 2.0%, respectively due to COVID-19. Decreases in commercial and industrial loads were partially offset by increases in residential loads. The Company's electric and natural gas loads may continue to be impacted for the remainder of 2021, due to continued work place lock downs, work at home mandates, other government mandated quarantines, economic recession, and resurgence of the COVID-19 virus.
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
On September 3, 2020, the Company filed an accounting petition with the Washington Commission, requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. On November 6, 2020, PSE filed a revised petition which was approved on December 10, 2020 by the Washington Commission granting PSE's accounting petition in part by allowing the deferral of COVID-19 incremental costs and foregone revenue net of offsets. As of June 30, 2021, PSE deferred $15.2 million specific to COVID-19 net of offsets.

(9)  Leases

Other than the item discussed below, there have been no significant changes regarding the Company's leases as described in Note 9, "Leases" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
During the first quarter of 2021, mechanical completion was achieved for the Puget LNG facility which triggered an increase in the lease payments for the Port of Tacoma lease. This remeasurement resulted in an increase of the operating lease ROU asset and operating lease liabilities of $26.3 million, of which $0.4 million was recorded in current liabilities and $25.9 million was recorded in other long-term and regulatory liabilities.
In June 2021, the Kent service center facility reached substantial completion which triggered lease commencement. The lease has a term of 20 years and is classified as a finance lease. The Company recognized a ROU asset within electric utility plant and a finance lease liability of $45.4 million, of which $1.0 million was recorded in other current liabilities and $44.4 million was recorded in other deferred credits, respectively.

(10) Other

Long-Term Debt
On June 14, 2021, Puget Energy issued $500.0 million of senior secured notes at an interest rate of 2.379%. The notes were issued for a period of 7 years, mature on June 15, 2028, and pay interest semi-annually on June 15th and December 15th. Proceeds from the issuance of the notes were invested in short term money market funds and are being held to repay the Company’s $500.0 million 6.00% notes that mature on September 1, 2021.
On June 23, 2021, Puget Energy received an equity contribution from Puget Equico LLC, Puget Energy’s parent company. The proceeds from the equity contribution were used to pay off Puget Energy’s $210.0 million term loan.
As of June 30, 2021, Puget Energy maintained an $800.0 million credit facility, of which $32.7 million was drawn and outstanding under the facility. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2020.

Short-Term Debt
As of June 30, 2021, no amount was drawn under PSE's credit facility and $231.3 million was outstanding under the commercial paper program at PSE. For further information, see Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2020.

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

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its wholly-owned subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma liquefied natural gas (LNG) facility which is under construction. All of Puget Energy's common stock is indirectly owned by Puget Holdings LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including the Canada Pension Plan Investment Board (CPPIB), the British Columbia Investment Management Corporation (BCIMC), the Alberta Investment Management Corporation (AIMCo), Ontario Municipal Employee Retirement System (OMERS) and PGGM Vermogensbeheer B.V. In July 2021, CPPIB entered into an agreement to sell its shares to Macquarie Asset Management and Ontario Teachers’ Pension Plan Board. The sale is conditioned upon the approval of various federal and state agencies, including that of the Washington Commission. Puget Energy and PSE are collectively referred to herein as “the Company.”
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

COVID-19 Update
The outbreak of the Coronavirus Disease 2019 (COVID-19) has become a global pandemic. The Company is monitoring the impact of the pandemic and taking steps to mitigate known risks. The Company provides a critical and essential service to its customers and the health and safety of its employees and customers is its first priority. The Company is continuously monitoring its supply chain and is working closely with essential vendors to understand the impact of COVID-19 to its business and does not currently expect service disruptions to customers
Due to various stages of continued stay at home orders, work from home mandates, and business disruptions caused by COVID-19, customer usage patterns were impacted, thus affecting the Company's electric and natural gas usage. Overall, during the six months ended June 30, 2021, electric and natural gas loads increased 0.5% and decreased 2.0%, respectively; residential electric and natural gas loads increased 4.1% and decreased 2.8%, respectively; and commercial electric and natural gas loads decreased 4.3% and 7.3%, respectively. Industrial customers, who represent 3.7% of the Company's total retail revenue and are generally transmission and transportation services which are not volumetric in nature, are not expected to be materially impacted. Revenue reductions are partially offset by the effects of decoupling. Decoupling revenue during the six months ended June 30, 2021 was over collected by $9.0 million and $7.6 million revenue recognized for electric and natural gas, respectively as compared to $31.0 million and $4.8 million revenue recognized in the same period of 2020 for electric and natural gas, respectively.
Due to business disruptions caused by the COVID-19 pandemic, the Company has incurred increased costs and partially offsetting cost savings that have been immaterial through the period ended June 30, 2021. To the extent that the Company incurs material unexpected expenses associated with the COVID-19 pandemic, such as increased uncollectible accounts receivable, the Company will continue to explore regulatory accounting policies and rate recovery mechanisms to address any negative impacts to financial results. On September 3, 2020, the Company filed an accounting petition with the Washington Commission, requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. On November 6, 2020, PSE filed a revised petition which was approved on December 10, 2020 by the Washington Commission granting PSE's accounting petition in part by allowing the deferral of COVID-19 incremental costs and foregone revenue net of offsets. As of June 30, 2021, PSE deferred $15.2 million specific to COVID-19 net of offsets.
On March 27, 2020, the U.S. Government enacted the CARES Act, which provided approximately $2 trillion of economic relief and stimulus to support the national economy during the COVID-19 pandemic. This package included support for individuals, large corporations, small business, and health care entities, among other affected groups. Among other provisions, the CARES Act includes modifications to corporate income tax provisions, including temporary suspension of certain payment requirements for the employer portion of social security taxes. As a result of these modifications, the Company deferred payroll taxes totaling $13.7 million as of June 30, 2021.
On June 30, 2021, Washington State lifted restrictions in order to fully re-open the State's economy. As a result, the Company anticipates that electric and natural gas loads may be less impacted going forward, however, continued work at home initiatives remain in effect for many businesses, which may impact electric and natural gas loads, particularly among residential and commercial customers. Risks to these assumptions include the duration, severity, and potential resurgence of the virus, government proclamations related to managing public health, and fiscal stimulus policies to support economic recovery.
Further detail regarding the factors and trends affecting performance of the Company during the six months ended June 30, 2021, is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

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
On May 3, 2021, the Washington Governor signed legislation passed by the state legislature that would require investor-owned utilities to file a multiyear rate plan for two, three, or four years as part of a general rate case (GRC) filed with the Washington Commission on or after January 1, 2022. The legislation allows companies to include a request to include a fair value measure of plant in service as of the date that rates go into effect. Utilities would be bound to the first and second year of a multiyear rate plan and can file for a new rate plan in years three or four. If a company earns greater than a half percent above its authorized rate of return on a regulated basis, revenues above the level must be deferred for later return to customers. The Washington Commission must also set performance measurements to be assessed in the multiyear rate plan.

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
On March 2, 2021, the parties to the PCORC reached a multiparty settlement in principle, with Public Counsel not joining the settlement, but also not opposing. The settlement resulted in an estimated revenue increase of $65.3 million or 3.1%. On June 1, 2021, the Washington Commission issued its Final Order approving and adopting the settlement and authorizing and requiring a power cost update through a compliance filing. On June 17, 2021, PSE filed a compliance filing with the Washington Commission with a revenue increase of $70.9 million or 3.3% due to the update on power costs with rates effective July 1, 2021.

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
On August 6, 2020, PSE filed a petition for judicial review with the Superior Court of the State of Washington for King County (Superior Court) challenging the portion of the final order that requires PSE to pass back to customers the reversal of plant-related excess deferred income taxes in a manner that may deviate from the IRS normalization and consistency rules. On August 7, 2020, PSE filed a motion to stay with the Superior Court related to the portions of the final order under judicial review. On September 14, 2020, the Superior Court denied PSE's motion to stay. PSE reviewed the original Washington Commission order including the ramifications of certain tax issues and requested a Private Letter Ruling (PLR) with the IRS regarding this matter. PSE will continue to utilize the average rate assumption method (ARAM) in the turnaround of certain accelerated tax depreciation benefits on PSE assets. On September 23, 2020, PSE filed a compliance filing with the Washington Commission. The natural gas tariffs became effective October 1, 2020 and the electric tariffs on October 15, 2020. On October 7, 2020, PSE, the Washington Commission and interveners agreed to dismiss the petition for judicial review. The agreement is based on a commitment from the Washington Commission that if the IRS ruling finds that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is impermissible, the Washington Commission will open a proceeding to review and enact the changes required by the IRS ruling. There is approximately $25.6 million in annual revenue requirement related to the 2019 GRC which PSE has requested it be allowed to track and, if appropriate, recover, pending the outcome of the IRS ruling. On July 30, 2021, the IRS issued a PLR to PSE which concludes that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is an impermissible methodology under the IRS normalization and consistency rules. The PLR requires that PSE request the Washington Commission allow adjustments to its rates to bring PSE back in to compliance with IRS rules. To reflect the impact of the PLR, PSE recorded a regulatory asset and additional revenues of $20.1 million in its operating results through June 30, 2021.
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

On June 1, 2021, the Washington Commission approved the multi-party settlement agreement which was filed within PSE’s PCORC filing. As part of this settlement agreement, the electric annual fixed power cost allowed revenue was updated to reflect changes in the approved revenue requirement. The changes took effect on July 1, 2021.
On June 30, 2021, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per Accounting Standards Codification (ASC) 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and a corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $0.8 million of electric deferred revenue will not be collected within 24 months of the annual period; therefore, a reserve adjustment was booked to 2021 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.
The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
May 1, 2021[1]	1.0%	$21.4
January 1. 2021	(1.0)	(20.6)
October 15, 2020[2]	(0.5)	(10.2)
May 1, 2020	0.2	2.0
May 1, 2019	0.9	20.6
Natural Gas:
May 1, 2021	1.5%	$15.0
May 1, 2020	(0.5)	(4.8)
May 1, 2019	(5.3)	(45.9)
_______________
1.For the Electric rates effective May 1, 2021 there was $24.1 million of excess deferred revenues for delivery and fixed power costs which could not be set in rates until May 1, 2022 due to 3% rate cap; there was no excess earnings that impacted both electric and natural gas revenue change. For electric and natural gas rates effective May, 1, 2020 and May 1. 2019, there were no excess earnings that impacted the approved revenue change.
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

For the six months ended June 30, 2021, in its PCA mechanism, PSE under recovered its allowable costs by $30.5 million of which $6.7 million was apportioned to customers and $0.7 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $48.8 million for the six months ended June 30, 2020, of which $19.5 million was apportioned to customers and accrued $1.1 million of interest on the total deferred customer balance.

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
On July 8, 2020, the Washington Commission issued the final order in Dockets UE-190529 and UG-190530, which instructed PSE to remove Schedule 95 collection on decoupling allowed rates for Microsoft Special Contract, which will be included in allowed rates under the Decoupling Schedule 142 effective October 15, 2020.
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
_______________
1.The rates for Microsoft Special Contract portion was zeroed out effective July 3, 2020 following the July 2019 through June 2020 period. The actual residual amount resulting at July 31, 2020 were included in the electric Schedule 129 Low Income Program rates that become effective October 1, 2020.

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2021	(0.1)%	$(1.7)
May 1, 2020	0.07	1.4
May 1, 2019	(0.2)	(5.1)

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
The following table sets forth conversation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2021	0.3%	$3.2
May 1, 2020	(0.3)	(2.8)
May 1, 2019	(0.2)	(1.6)

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
On October 24, 2019, the Washington Commission approved PSE’s request for PGA rates, with the rate change taking effect on November 1, 2019. As part of that filing, PSE requested an annual revenue increase of $118.4 million; where PGA rates, under Schedule 101, increased annual revenue by $17.8 million, and the tracker rates, under Schedule 106 and Supplemental Schedule 106B, increased by annual revenue of $100.6 million. Those rate increases were set in addition to continuing the collection on the remaining balance of $54.0 million from the out-of-cycle PGA, under Schedule 106A. The tracker rates include deferral balances for the three separate amounts: (i) $114.4 million of under collected commodity balances deferred in February and March; (ii) a $10.8 million balance of over-collected commodity costs for the 2018 PGA, and (iii) a $4.1 million remaining balance from the $54.7 million credit to customers, caused by the 2017 over-collection, established in the 2018 tracker. The high commodity deferral balances for winter months through March 2019 were the result of three noteworthy events last winter experienced by PSE: the rupture of a pipeline owned by Enbridge in October 2018, unusually low temperatures in February and March, and a compressor failure in February at the Jackson Prairie storage facility. Additionally, to reduce customer impact, as part of the approved PGA filing, PSE will be collecting $114.4 million commodity deferrals and related interest over a two year period, instead of the historic one year period, from November 2019 through October 2021.
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

On October 29, 2020, the Washington Commission approved PSE’s request for November 2020 PGA rates in Docket UG-200832, effective November 1, 2020. As part of that filing, PSE requested an annual revenue increase of $70.0 million; where PGA rates, under Schedule 101,increase annual revenue by $32.6 million, while the tracker rates under Schedule 106, increased annual revenue by $37.4 million; this was in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B.
The following table presents the PGA mechanism balances and activity at June 30, 2021 and December 31, 2020:

Puget Sound Energy
(Dollars in Thousands)	At June 30,	At December 31,
PGA receivable balance and activity	2021	2020
PGA receivable beginning balance	$87,655	$132,766
Actual natural gas costs	177,547	314,792
Allowed PGA recovery	(216,677)	(363,886)
Interest	900	3,983
PGA receivable ending balance	$49,425	$87,655

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
In July 2018, the Washington Commission approved a second phase of the Green Direct product. The phase 2 project is the 150 MW Lund Hill Solar facility to be located in Klickitat County, Washington. The solar facility is expected to achieve commercial operation in 2021 and serve twenty customers. On March 1, 2021, the associated Power Purchase Agreement went into effect under an interim supply agreement for renewable energy delivered to PSE’s system; and thus, the phase 2 customers began receiving renewable energy under their agreement on March 1, 2021. All Green Direct customers are now receiving a blend of the phase 1 wind and the renewable energy delivered under the phase 2 Lund Hill Solar PPA.

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

Other Challenges and Strategies
Competition
PSE’s electric and natural gas utility retail customers generally do not have the ability to choose their electric or natural gas supplier; therefore, PSE’s business has historically been recognized as a natural monopoly. However, PSE faces competition from public utility districts and municipalities that want to establish their own government-owned utility, as a result of which PSE may lose a number of customers. PSE also faces increasing competition for sales to its retail customers through alternative methods of electric energy generation, including solar and other self-generation methods. In addition, PSE’s natural gas customers may elect to use heating oil, propane or other fuels instead of using and purchasing natural gas from PSE.

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three and six months ended June 30, 2020, and 2021.

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
The following chart displays the details of PSE's electric margin changes for the three months ended June 30, 2020 and 2021:

Electric Margin
Three Months Ended
2020 to 2021 comparison
$ (Millions)
450
400
350
300
$326.1
$75.9
$17.0
$(27.5)
$0.5
$29.5
$(37.0)
$(23.5)
$1.4
$362.5
2020 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2021 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended June 30, 2020 Compared to 2021
Electric Operating Revenue
Electric operating revenues increased $95.5 million from the prior year primarily due to an increase in electric retail sales of $75.9 million, an increase in sales to other utilities of $17.0 million, and transportation and other revenues of $29.5 million; partially offset by a decrease in decoupling revenue of $27.5 million. These items are discussed in detail below.
•Electric retail sales increased $75.9 million due to an increase of $50.6 million from an increase in retail electricity usage of 12.1% and an increase of $25.3 million in rates compared to the prior year. The additional usage was due to an increase in commercial, residential and industrial usage of 17.1%, 8.6%, and 9.6%, respectively, primarily driven by an increase in cooling degree days of 130.4%, an increase in retail customers of 1.4% compared to 2020 and by COVID-19 business shut downs, primarily impacting commercial customers in 2020. On June 28th PSE experienced a new record high summer peak load which was 15% higher than the previous record set in July 2009. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent GRC and Power Cost Adjustment filing effective October 15 and December 1, 2020, respectively See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes.
•Sales to other utilities increased $17.0 million or 166.1% due to a 184.1% increase in market prices partially offset by a 6.4% decrease in volumes. Market prices were 210.8% higher than in 2020 driven by abnormally warm temperatures in June, when average market prices were more than seven times those seen in 2020. Lower sales volumes were the result of higher retail load, particularly in June.

•Decoupling revenue decreased $27.5 million, primarily attributable to a $13.2 million and $14.3 million decrease in delivery and fixed production cost (FPC) deferral revenues, respectively, in the current period compared to the same period in 2020. This was driven by increased usage as noted above in the retail revenue section. This resulted in actual revenues being greater than allowed decoupling deferral revenues in the current year, whereas in the prior year actual revenues were lower compared to allowed revenues.
•Transportation and other revenue increased $29.5 million primarily due to the following: (i) recognition of a regulatory asset as a result of the IRS PLR which concluded the EDIT methodology that was included in rates following the 2019 GRC order was impermissible. $16.0 million of the regulatory asset represents recovery through future electric rates, which is the amount that should have been included in rates from the 2019 GRC order through June 30, 2021, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report. for more information; (ii) an increase in production tax credit (PTC) deferral revenue of $9.5 million for the re-purpose of the PTCs driven by an increase in current period taxable income; and (iii) an increase in net wholesale non-core gas sales of $2.0 million due to a $1.6 million gain on natural gas hedges in the three months ended June 30, 2021.

Electric Power Costs
Electric power costs increased $59.0 million primarily due to an increase of $37.0 million of purchased electricity costs and an increase of $23.5 million of electric generation fuel expenses; partially offset by $1.4 million of residential exchange credits. These items are discussed in detail below.
•Purchased electricity expense increased $37.0 million primarily due to a 46.2% increase in wholesale prices due to prices trending higher in 2021 compared to 2020 when prices were down due to higher production, mild weather and a surplus due to decreased demands caused by COVID-19; partially offset by a 11.6% decrease in wholesale electricity purchases driven by the higher wholesale prices and a decrease in non-firm energy and Mid-C hydro purchases of 21.8% and 12.5%, respectively.
•Electric generation fuel expense increased $23.5 million primarily due to a $23.8 million increase in CT generation costs as CT production increased 70.4% driven by a decrease in wholesale purchased electricity and increase in customer usage as mentioned previously in electric retail sales.

The following chart displays the details of PSE's electric margin changes for the six months ended June 30, 2020 and 2021:

Electric Margin
Six Months Ended
2020 to 2021 comparison
1,000
900
800
$ (Millions)
$790.4
$138.5
$20.4
$(40.1)
$9.5
$56.7
$(76.7)
$(20.3)
$2.6
$881.0
2020 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2021 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six Months Ended June 30, 2020 Compared to 2021
Electric Operating Revenue
Electric operating revenues increased $185.0 million from the prior year primarily due to an increase in electric retail sales of $138.5 million, increase in transportation and other revenues of $56.7 million, an increase in sales to other utilities of $20.4 million and an increase in other decoupling revenue of $9.5 million; partially offset by a decrease in decoupling revenue of $40.1 million. These items are discussed in detail below.
•Electric retail sales increased $138.5 million due to increases of $72.8 million in retail electricity usage and $65.7 million in rates compared to the prior year. Usage increased 6.6% due to an increase in residential and commercial usage of 6.5%, and 7.6%, respectively, primarily driven by an increase in cooling degree days of 130.4%, an increase in retail customers of 1.3% compared to 2020 and by COVID-19 business shut downs, primarily impacting commercial customers in 2020. On June 28th PSE experienced a new record high summer peak load which was 15% higher than the previous record set in July 2009. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent GRC and Power Cost Adjustment filing effective October 15 and December 1, 2020, respectively. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes.
•Sales to other utilities increased $20.4 million or 75.4% due to a 101.2% increase in the actual price of sales partially offset by a 13.1% decrease in volumes. The increase to the actual price of sales was due to higher market power prices, which were 99.7% higher than in 2020. Higher prices were driven by abnormally cold temperatures in February and abnormally warm temperatures in June. Lower sales volumes were the result of higher retail load combined with high natural gas prices during Q1, which caused PSE’s natural gas-fueled generators to run less frequently.

•Decoupling revenue decreased $40.1 million, primarily attributable to a $20.0 million and $20.1 million decrease in delivery and FPC deferral revenues, respectively. This was driven by higher usage in the current period compared to the same period in 2020. This resulted in actual revenues being greater than allowed decoupling deferral revenues in the current year, whereas in the prior year actual revenues were lower compared to allowed revenues.
•Other decoupling revenue increased $9.5 million, primarily due to a $9.3 million increase related to GAAP alternative revenue program recognition guidelines. As of the six months ended June 30, 2020, $2.1 million of decoupling revenue was not anticipated to be collected within 24 months, and therefore was deferred. As of December 31, 2020, there was $8.0 million of decoupling revenue that was not anticipated to be collected within 24 months, and therefore was deferred. Of this deferred amount, $7.2 million was recognized in the first quarter of 2021, when the alternative revenue program revenue recognition guidelines were met.
•Transportation and other revenue increased $56.7 million primarily due the following: (i) an increase in PTC deferral revenue of $31.1 million for the re-purpose of the PTCs driven by an increase in current period taxable income; (ii) recognition of a regulatory asset as a result of the IRS PLR which concluded the EDIT methodology that was included in rates following the 2019 GRC order was impermissible. $16.0 million of the regulatory asset represents recovery through future electric rates, which is the amount that should have been included in rates from the 2019 GRC order through June 30, 2021, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report. for more information; and (iii) an increase in net wholesale non-core gas sales of $12.7 million. The change in net wholesale non-core gas sales was due to a $14.1 million increase in sales dollars driven by an 81% increase in the average price of the non-core gas sold in 2021 compared to 2020, although sales volumes decreased by 23%. Natural gas prices were higher in 2021 due to a cold weather event and Texas power and gas crisis in February 2021 compared to lower natural gas prices in 2020 due to high gas production, mild weather, surplus storage, and a decrease in demand due to the effects of COVID-19. These increases were partially offset by an increase in tax reform deferrals in 2021 for revenue subject to refunds of $7.5 million

Electric Power Costs
Electric power costs increased $94.4 million primarily due to an increase of $76.7 million of purchased electricity costs; and $20.3 million of electric generation fuel expenses; partially offset by $2.6 million of residential exchange credits. These items are discussed in detail below.
•Purchased electricity expense increased $76.7 million primarily due to a 22.8% increase in wholesale prices and a 2.7% increase in wholesale electricity purchases. The increase in purchases was primarily driven by an increase in load as well as an increase in other contracted resources of 28.0%.
•Electric generation fuel expense increased $20.3 million primarily due to a $20.7 million increase in combustion turbine (CT) generation costs driven by a 7.7% increase in CT production, 54% higher fuel costs, and a decrease in Mid-C hydro, wind purchases and non-firm energy purchases of 7.7%, 5.1% and 0.9%, respectively.
•Residential exchange expense credits increased $2.6 million compared to the same period in 2020 as a result of higher electric residential sales volumes associated with the BPA residential exchange program. The residential exchange credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended June 30, 2020 and 2021:

Natural Gas Margin
Three Months Ended
2020 to 2021 comparison
$ (Millions)
140
120
100
$116.4
$11.6
$4.0
$(0.8)
$2.7
$(1.6)
$132.3
2020 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue
Transportation and Other Revenue
Purchased Natural Gas
2021 Natural Gas Margin

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended June 30, 2020 Compared to 2021
Natural Gas Operating Revenue
Natural gas operating revenue increased $17.5 million primarily due to an increase of $11.6 million in total retail sales, an increase of $4.0 million in decoupling revenue, and a $2.7 million increase in transportation and other revenue; partially offset by a decrease of $0.8 million in other decoupling revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $11.6 million primarily due to an increase in rates of $12.2 million. The increase in rates is due to the PGA increase effective November 1, 2020 and the tariffs effective October 1, 2020 filed pursuant to the Company's most recent GRC. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes. The increase in rates was partially offset by a $0.6 million decrease due to natural gas load driven by a slight decrease in usage.

•Decoupling revenue increased $4.0 million, primarily attributable to a higher allowed rate per customer in the current period compared to the same period in 2020. This resulted in allowed natural gas revenues being further from actual natural gas revenues in the current period, whereas in the same period in 2020, allowed revenues were closer to actual revenues.
•Transportation and other revenue increased $2.7 million primarily due the recognition of a regulatory asset as a result of the IRS PLR which concluded the EDIT methodology that was included in rates following the 2019 GRC order was impermissible. $4.1 million of the regulatory asset represents recovery through future natural gas rates, which is the amount that should have been included in rates from the 2019 GRC order through June 30, 2021, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report. for more information.

The following chart displays the details of PSE's natural gas margin changes for the six months ended June 30, 2020 and 2021:

Natural Gas Margin
Six Months Ended
2020 to 2021 comparison
$ (Millions)
380
360
340
320
$332.5
$34.8
$2.8
$0.9
$0.9
$(1.7)
$370.2
2020 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue
Transportation and Other Revenue
Purchased Natural Gas
2021 Natural Gas Margin

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six Months Ended June 30, 2020 Compared to 2021
Natural Gas Operating Revenue
Natural gas operating revenue increased $39.4 million primarily due to an increase of $34.8 million in total retail sales an increase of $2.8 million in decoupling revenue, an increase of $0.9 million in other decoupling revenue, and a $0.9 million increase in transportation and other revenue. These items are discussed in detail below.

•Natural gas retail sales revenue increased $34.8 million due to an increase in rates of $26.1 million and an increase in natural gas load of 1.8%, or $8.7 million of natural gas sales. The increase in rates is primarily due to the PGA increase effective November 1, 2020 and the tariffs effective October 1, 2020 filed pursuant to the Company's most recent GRC. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes. Natural gas load increased primarily due to an increase in usage by commercial, residential and industrial customers of 2.9%, 0.8% and 14.5%, respectively, compared to 2020. Increased load was driven by an increase in heating degree days of 2.2% and an increase in retail customers of 1.1% compared to 2020.
•Decoupling revenue increased $2.8 million, primarily attributable to a higher allowed rate per customer in the current period compared to the same period in 2020. This resulted in allowed natural gas revenues being further from actual natural gas revenues in the current period, whereas in the same period in 2020, allowed revenues were closer to actual revenues.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended June 30, 2020 and 2021:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2020 to 2021 comparison
450
425
400
375
$ (Millions)
$433.1
$(49.1)
$2.0
(5.9)
$30.6
$8.0
$(4.8)
$0.5
$12.4
$426.8
2020 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2021 Expenses (Income)

Three Months Ended June 30, 2020 Compared to 2021

•Net unrealized (gain) loss on derivative instruments increased $49.1 million to a net gain of $61.3 million for the three months ended June 30, 2021. One of the drivers for the change related to the net settlements of electric and natural gas trades previously recorded as $12.5 million and $3.5 million in gains, respectively. The other driver related to the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices increased 45.3% resulting in $15.2 million gain for electric. Natural gas prices increased 26.9% resulting in $50.0 million gain for natural gas. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" to the consolidated financial statements included in Item 1 of this report.

•Utility operations and maintenance expense increased $2.0 million primarily due to an increase in (i) $2.3 million increase in outside services for increased legal and audit work; (ii) $2.2 million of distribution operation mains and services expense for increased locating, leak survey and transmission integrity management program work; (iii) $2.1 million of distribution maintenance to overhead lines for additional outage work and pole inspections; (iv) $1.7 million of injuries and damage expense; (v) $1.3 million of increased maintenance at Colstrip; and (vi) $1.1 million of increased CACAP expense related to PSE's policies to reduce the impact to customers from COVID-19; partially offset by decreases of (i) $4.6 million of administrative and general expenses due to business disruptions during 2020; and (ii) $3.8 million of power generation maintenance expense due to lower wind turbine maintenance.
•Non-utility expense and other expense decreased $5.9 million primarily due to a decrease of $4.9 million in net biogas settlement and expense in 2021 as compared to 2020.
•Depreciation and amortization expense increased $30.6 million primarily driven by: (i) Electric amortization increased by $19.1 million or 257.9% from 2020. This increase is primarily driven by the $9.5 million change in PTC amortization and the completion of the amortization period for the regulatory liability with Microsoft power costs in 2020; (ii) Common amortization increased by $5.2 million or 28.1% from 2020. The increase is primarily driven by a lower level of depreciation deferred for the GTZ program due to the final 2019 GRC order; (iii) Electric distribution depreciation increased a net of $1.7 million or 4.8% from 2020. The increase is primarily due to $217.0 million in net additions of electric distribution assets; (iv) natural gas distribution depreciation increased by $1.6 million or 5.3% from 2020. The increase is primarily due to $231.3 million in net additions in natural gas distribution assets; and (v) Conservation amortization increased by $1.6 million due to an increase in retail usage of 12.1% and 2.2% for electric and natural gas, respectively.
•Taxes other than income taxes increased $8.0 million primarily due to an increase of $3.9 million related to the state excise tax and $2.7 million related to municipal taxes driven by the increase in retail revenue in 2021 as compared to 2020.

Other Income, Interest Expense and Income Tax Expense
•Other income and expense decreased $4.8 million primarily due to $6.3 million of SmartBurn plant investment at Colstrip Units 3 and 4 which recovery was disallowed in 2020, per order of the Washington Commission in the Company's most recent GRC; partially offset by a decrease in interest and dividend income of $1.8 million in 2021 as compared to 2020.
•Income tax expense increased $12.4 million primarily driven by an increase in pre-tax book income and $3.9 million income tax related to the IRS PLR that concluded the EDIT methodology included in rates following the 2019 GRC order was impermissible, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report. for more information; partially offset by the amortization of EDIT which also contributed to a decline in the effective tax rate.

The following chart displays the details of PSE's operating expenses and other income (deductions) for the six months ended June 30, 2020 and 2021:

Other Operating Expenses and Other Income (Deductions)
Six Months Ended
2020 to 2021 comparison

$ (Millions)
1,000
950
900
$1,008.3
$(120.7)
$7.7
(9.5)
$80.8
$12.9
$(5.2)
$2.3
$15.8
$992.4
2020 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2021 Expenses (Income)

Six Months Ended June 30, 2020 Compared to 2021

•Net unrealized (gain) loss on derivative instruments increased $120.7 million to a net gain of $84.3 million for the six months ended June 30, 2021. One of the drivers for the change related to the net settlements of electric and natural gas trades previously recorded as $7.2 million and $15.7 million in gains, respectively. The other driver related to the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices increased 60.3% resulting in $70.0 million gain for electric. Natural gas prices increased 43.1% resulting in $73.6 million gain for natural gas. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" to the consolidated financial statements included in Item 1 of this report.

•Utility operations and maintenance expense increased $7.7 million primarily due to an increase of (i) $3.0 million of distribution maintenance overhead from increased outage work, vegetation management and pole inspections; (ii) $2.8 million of injuries and damages expense due to a $1.0 million decrease to the loss reserve in the first quarter of 2020; (iii) $2.8 million of outside services for increased legal and audit work; (iv) $2.7 million of uncollectible accounts driven by COVID-19 disconnect suspension; (v) $2.3 million of CACAP expense related to the PSE's policies to reduce the impact to customers from COVID-19; (vi) $1.6 million of distribution operating mains and services expense for locating, mains repair and sewer cross bore work; (vii) $1.6 million of distribution maintenance underground lines from additional billed customer work; and (viii) $1.4 million of distribution operation supervision and engineering expense due to increased engineering and support labor; partially offset by a decrease in (i) customer records and collection expense of $2.9 million due to reduced billing, collection, disconnects and field work; (ii) $2.9 million of distribution operations miscellaneous expenses driven by service providers unable to perform normal duties during 2020; (iii) $2.9 million of power generation maintenance expense due to lower wind turbine maintenance; and (iv) $2.4 million of administrative and general expenses due to business disruptions during 2020;
•Non-utility expense and other expense decreased $9.5 million primarily due to a decrease of $6.9 million in non- qualified pension costs and $3.7 million in net biogas settlement and expense in 2021 as compared to 2020.
•Depreciation and amortization expense increased $80.8 million primarily driven by: (i) Electric amortization increased by $52.5 million or 386.1% from 2020. This increase is primarily driven by the $31.1 million change in PTC amortization and the completion of the amortization period for the regulatory liability with Microsoft power costs in 2020; (ii) Conservation amortization increased by $8.2 million due to an increase in retail usage of 6.6% and 1.8% for electric and natural gas, respectively; (iii) Common amortization increased by $11.0 million or 29.3% from 2020. The increase is primarily driven by a lower level of depreciation deferred for the GTZ program due to the final 2019 GRC order; (iv) Electric distribution depreciation increased a net of $3.5 million or 4.8% from 2020. The increase is primarily due to $217.0 million in net additions of electric distribution assets; and (v) Natural gas distribution depreciation increased by $3.0 million or 5.0% from 2020. The increase is primarily due to $231.3 million in net additions in natural gas distribution assets.
•Taxes other than income taxes increased $12.9 million primarily due to an increase of $7.3 million related to the state excise tax and $4.5 million related to municipal taxes driven by the increase in retail revenue in 2021 as compared to 2020.

Other Income, Interest Expense and Income Tax Expense
•Other income and expense decreased $5.2 million primarily due to $6.3 million of SmartBurn plant investment at Colstrip 3& 4 which recovery was disallowed in 2020, per order of the Washington Commission in the Company's most recent GRC and an increase in Washington Commission AFUDC of $2.0 million due to an increase in eligible construction work in progress and Washington Commission rates; partially offset by a decrease in interest and dividend income of $3.5 million in 2021 as compared to 2020.
•Interest expense increased $2.3 million primarily due to an increase in PTC interest expense of $2.1 million.
•Income tax expense increased $15.8 million primarily driven by an increase in pre-tax book income and $3.9 million income tax related to the IRS PLR that concluded the EDIT methodology included in rates following the 2019 GRC order was impermissible, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report. for more information; partially offset by the amortization of EDIT which also contributed to a decline in the effective tax rate.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended June 30, 2020 and 2021, is as follows:

PE Summary Results of Operation
Three Months Ended
2020 to 2021 comparison

$ (Millions)
50
25
0
-25
$(23.2)
$63.3
$0.4
$(0.3)
$0.1
$15.9
$(1.0)
$55.2
2020 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax Expense
2021 Puget Energy Net Income

Three Months Ended June 30, 2020 compared to 2021
Summary Results of Operation
Puget Energy’s net income increased for the three months ended June 30, 2021 by $78.5 million when compared to the same period in the prior year. The increase is primarily due to increased PSE net income and decreased interest expense compared to the prior period. In 2020, Puget Energy extinguished certain senior notes which resulted in a loss of $13.5 million.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the six months ended June 30, 2020 and 2021, is as follows:

PE Summary Results of Operation
Six Months Ended
2020 to 2021 comparison
$ (Millions)
250
200
150
100
50
$71.7
$151.5
$(0.3)
$(0.4)
$(0.3)
$18.0
$4.0
$244.2
2020 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax Expense
2021 Puget Energy Net Income

Six Months Ended June 30, 2020 compared to 2021
Summary Results of Operation
Puget Energy’s net income increased for the three months ended June 30, 2021 by $172.5 million when compared to the same period in the prior year. The increase is primarily due to increased PSE net income offset by decreases in interest expense and income tax expense. The decrease in interest expense is a result of lower interest rates on outstanding debt as compared to prior period. Additionally, in 2020, Puget Energy extinguished certain senior notes which resulted in a loss of $13.5 million. Income tax expense decreased primarily due to a lower effective tax rate driven by increased EDIT amortization.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, during the six months ended June 30, 2021, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $802.4 million through 2042.
For further information, see Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the year ended December 31, 2020.
The following are the Company's aggregate availability under commercial commitments as of June 30, 2021:

Puget Energy and Puget Sound Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Commercial commitments:
PSE revolving credit facility	$800,000	$—	$800,000	$—	$—
Inter-company short-term debt	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	800,000	—	30,000
Puget Energy revolving credit facility	767,300	—	767,300	—	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,567,300	$—	$1,567,300	$—	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2.

Off-Balance Sheet Arrangements
As of June 30, 2021, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  Due to project and permitting delays for the Baker project, less capital work than anticipated at Colstrip, and a slower than expected rollout of AMI, the Company adjusted capital expenditures, resulting in a decrease of $32.8 million compared to forecasted amounts for the six months ended June 30, 2021.  Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $443.0 million for the six months ended June 30, 2021. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	Change
Net income	$277,834	$126,358	$151,476
Non-cash items[1]	297,492	365,227	(67,735)
Changes in cash flow resulting from working capital[2]	70,180	87,782	(17,602)
Regulatory assets and liabilities	(50,120)	(71,204)	21,084
Purchased gas adjustment	38,230	45,833	(7,603)
Other non-current assets and liabilities[3]	(7,850)	(5,073)	(2,777)
Net cash provided by operating activities	$625,766	$548,923	$76,843
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

Six Months Ended June 30, 2021 compared to 2020
Cash generated from operations for the six months ended June 30, 2021 increased by $76.8 million including a net income increase of $151.5 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items decreased $67.7 million primarily due to a $120.7 million change from a net unrealized loss on derivative instruments of $36.4 million to a net unrealized gain on derivative instruments of $84.3 million; a $31.1 million change in PTC utilization; recognition of a $20.1 million regulatory asset as a result of the IRS PLR which concluded the EDIT methodology that was included in rates following the 2019 GRC order was impermissible, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report. for more information; and $6.3 million related to loss in 2020 due to writing off the Smart Burn project at Colstrip, offset by increases in depreciation and amortization of $72.6 million, amortization of TCJA Over Collection of $12.1 million, conservation amortization of $8.2 million, deferred income taxes of $17.1 million . For further details, see Management's Discussion and Analysis, "Other Operating Expenses" in Item 2.
•Cash flows resulting from changes in working capital decreased $17.6 million. As a result of increased usage as noted in Results of Operations within Item 2 of this report along with our initiative to suspend disconnections of customers for non-payment, cash outflow in accounts receivable increased $66.4 million. In addition, cash outflows associated with taxes payable and accrued expenses increased $3.7 million and $2.4 million respectively. The increase of cash outflow in accounts receivable was partially offset by $41.7 million increase of cash inflow in accounts payable and lower payment of SERP liability by $13.2 million.
•Cash flow resulting from purchased gas adjustment decreased $7.6 million, which was primarily driven by increased natural gas prices and higher sales volume leading to higher actual gas costs of $7.9 million in the first six months of 2021 compared to the same period in 2020. The total amount of allowed PGA recoveries in the first six months of 2021 were similar to 2020 and the allowed PGA recoveries were higher than actual gas costs in both years. The combined effect was lower negative adjustments made to PGA receivable in 2021 compared to 2020, which led to lower cash inflow.
•Cash flows resulting from regulatory assets and liabilities increased $21.1 million primarily due to a $33.8 million increase in the power cost adjustment mechanism, partially offset by a deferral of $13.6 million of 2021 storm excess costs.
•Cash flow resulting from changes in other non-current assets and liabilities decreased $2.8 million primarily due to payroll taxes deferral of $4.7 million in 2020, which was partially offset by $1.9 million cash inflow increase of other long term accruals.

Puget Energy	Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	Change
Net income	$(33,599)	$(54,655)	$21,056
Non-cash items[1]	1,469	10,392	(8,923)
Changes in cash flow resulting from working capital[2]	(19,592)	(2,293)	(17,299)
Regulatory assets and liabilities	—	(64)	64
Other non-current assets and liabilities[3]	(5,237)	(6,041)	804
Net cash provided by operating activities	$(56,959)	$(52,661)	$(4,298)
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
Six Months Ended June 30, 2021 compared to 2020
Cash generated from operations for the six months ended June 30, 2021, in addition to the changes discussed at PSE above, decreased by $4.3 million compared to the same period in 2020, which includes a net income increase of $21.1 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items decreased $8.9 million primarily due to cash outflow of $13.5 million related to the extinguishment of senior notes in 2020, which was partially offset by lower non-cash outflows of $4.5 million due to changes in deferred taxes.
•Cash flow resulting from working capital decreased $17.3 million primarily due to a $16.8 million decrease caused by the change of eliminations of PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, along with lower other accrued expenses of $0.5 million.

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
As a result of the 2019 GRC outcome and the continuing negative impacts of tax reform on the Company's cash flows, Puget Energy and PSE's credit rating metrics were negatively impacted. In response to the 2019 GRC order, Moody's released an issuer comment stating the GRC outcome was credit negative but took no formal credit rating action. On July 23, 2020, S&P placed Puget Energy and PSE on CreditWatch with negative implications due the rate case outcome, but later revised to negative outlook. Fitch affirmed Puget Energy and PSE ratings but changed its outlook from stable to negative. On May 27, 2021, S&P revised Puget Energy’s and PSE’s ratings from negative to stable outlook. On June 1, 2021, Fitch also revised its outlook for PE and PSE to stable. Both actions were a result of the passage and signing into law of Washington Senate Bill 5295 which allows for multi-year rate plans and reduction of regulatory lag, as well as other actions taken by management to increase revenue via available rate recovery methods and management of internal expenses. Despite these actions, the rating agencies noted that a lack of sufficient regulatory rate relief over the relative near term could result in negative ratings implications. Although neither Puget Energy nor PSE have any debt whose maturity would be accelerated upon a ratings downgrade, a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing may negatively impact Puget Energy and PSE's future results of operations and could negatively impact their future liquidity, access to debt capital resources and financial condition. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management continually monitors the credit rating environment for both Puget Energy and PSE, but cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near to medium term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers, particularly in the context of the COVID-19 pandemic.

Puget Sound Energy
Credit Facility
As of June 30, 2021, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. The unsecured revolving credit facility matures in October 2023.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of June 30, 2021, PSE was in compliance with all applicable covenant ratios.
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
As of June 30, 2021, no amount was drawn under PSE's credit facility and $231.3 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.7 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of June 30, 2021, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at June 30, 2021, PSE could issue:
•Approximately $2.1 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.4 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2021; and
•Approximately $811.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.4 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2021.

At June 30, 2021, PSE had approximately $8.0 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On August 2, 2019, PSE filed a new shelf registration statement under which it may issue up to $1.0 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $550.0 million was available to be issued. The shelf registration will expire in August 2022.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At June 30, 2021, approximately $1.2 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the merger order by the Washington Commission, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 49.6% at June 30, 2021, and the EBITDA to interest expense was 5.7 to 1.0 for the twelve months ended June 30, 2021.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At June 30, 2021, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Long Term Debt
PSE had no new long-term debt activities in the six months ended June 30, 2021. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2020.

Puget Energy
Credit Facility
At June 30, 2021, Puget Energy maintained an $800.0 million credit facility. The Puget Energy revolving senior secured credit facility also has an accordion feature, upon the banks' approval, would increase the size of the facility to $1.3 billion. The revolving credit facility matures in October 2023.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of June 30, 2021, there was $32.7 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of June 30, 2021, Puget Energy was in compliance with all applicable covenants.

Long-Term Debt
On June 14, 2021, Puget Energy issued $500.0 million of senior secured notes at an interest rate of 2.379%. The notes were issued for a period of 7 years, mature on June 15, 2028, and pay interest semi-annually on June 15th and December 15th of each year. Proceeds from the issuance of the notes were invested in short term money market funds and are being held to repay the Company’s $500.0 million 6.00% notes that mature on September 1, 2021. On June 23, 2021, Puget Energy received an equity contribution from Puget Equico LLC, Puget Energy’s parent company. The proceeds from the equity contribution were used to pay off Puget Energy’s $210.0 million term loan on June 23, 2021. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2020.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.9 to 1.0 for the twelve months ended June 30, 2021.
At June 30, 2021, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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

Regional Haze Rule
In January 2017, the U.S. Environmental Protection Agency (EPA) published revisions to the Regional Haze Rule. Among other things, these revisions delayed new Regional Haze review from 2018 to 2021; however, the end date will remain 2028. In January 2018, EPA announced that it was reconsidering certain aspects of these revisions and PSE is unable to predict the outcome. Challenges to the 2017 Regional Haze Revision Rule are pending in abeyance in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit), pending resolution of EPA's reconsideration of the rule.

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
In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule, pursuant to Section 111(d) of the Clean Air Act, as a replacement to the CPP rule. The ACE rule, along with the repeal of the CPP rule, were finalized in June 2019, and establish emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired plants. On January 19, 2021 the U.S. Court of Appeals for the D.C. Circuit vacated the ACE rule and remanded the record back to the Agency for further consideration consistent with its opinion, finding that the rule misinterpreted the Clean Air Act. PSE is evaluating this vacatur to determine impact on operations.

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
In September 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. In September 2016, the four companies filed a similar challenge to the CAR in Superior Court of the State of Washington for Thurston County. In March 2018, the Superior Court of the State of Washington for Thurston County invalidated the CAR. The Department of Ecology appealed the Superior Court decision in May 2018. As a result of the appeal, direct review to the Washington State Supreme Court was granted and oral argument was held on March 16, 2019. In January 2020, the Washington Supreme Court affirmed that CAR is not valid for “indirect emitters” meaning it does not apply to the sale of natural gas for use by customers. The court ruled, however, that the rule can be severed and is valid for direct emitters including electric utilities with permitted air emission sources, but remanded the case back to the Superior Court in Thurston County to determine which parts of the rule survive. The Washington State Department of Ecology and the four parties asked Superior Court to stay this case until the 2020 Washington State legislative session concluded and now the Washington State Department of Ecology plans to ask the court to extend the stay until the COVID-19 pandemic is over. Meanwhile, the four companies moved to voluntarily dismiss the federal court litigation without prejudice in March 2020.

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
The Tacoma LNG facility achieved mechanical completion in February 2021. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $234.4 million of construction work in progress and $0.5 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of June 30, 2021. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of June 30, 2021.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.
On August 26, 2020, the SEC issued Final Rule Release No. 33-10825, "Modernization of Regulation S-K Items 101, 103, and 105." This rule, which became effective on November 9, 2020, updated the disclosure threshold for environmental proceedings. Prior to this rule, environmental proceedings to which the government is a party were required to be disclosed if the proceeding was expected to result in sanctions of $100,000 or more. The above referenced rule increases the quantitative threshold to $300,000, but also permits the registrant to elect a higher threshold, limited to the lesser of $1.0 million or 1.0% of consolidated current assets, if the registrant determines that such threshold is more reasonably designed to result in the disclosure of material environmental proceedings. The registrant must disclose this alternative threshold in each annual and quarterly report.
Given the size of the Company's operations, we have elected to adopt a threshold of $1.0 million. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

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

4.1
Sixth Supplemental Indenture dated June 14, 2021 relating to Puget Energy's 2.379% Senior Secured Notes due 2028 (incorporated herein by reference to Exhibit 4.1 to Puget Energy's Current Report on Form 8-K, Commission File No. 1-6305

4.2
Registration Rights Agreement, dated as of June 14, 2021 among Puget Energy, Inc., BofA Securities, Inc., Scotia Capital (USA) Inc., and U.S. Bancorp Investments, Inc., as representatives of the several initial purchasers party thereto (incorporated herein by reference to Exhibit 4.1 to Puget Energy's Current Report on Form 8-K, Commission File No. 1-6305.

31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2021 filed on August 3, 2021 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	August 3, 2021