Form 10-Q
period 2021-09-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2021-11-04
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

●	Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;
●	Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by-products of electric generation (including coal ash or other substances), natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;
●	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
●	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
●	Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires, extreme weather conditions, landslides, and other acts of God, terrorism, asset-based or cyber-based attacks, pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;
●	The impact of widespread health developments, including the global Coronavirus Disease 2019 (COVID-19) pandemic, and responses to such developments (such as voluntary and mandatory quarantines, government stay at home orders, restrictions on travel, commercial, social and other activities, and the impact of vaccination mandates on employee and vendor staffing levels) could materially and adversely affect, among other things, electric and natural gas demand, customers’ ability to pay, supply chains, availability of skilled work-force, contract counterparties, liquidity and financial markets;
●	Commodity price risks associated with procuring natural gas and power in wholesale markets from creditworthy counterparties;
●	Wholesale market disruption, which may result in a deterioration of market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, negatively affect wholesale energy prices and/or impede PSE's ability to manage its energy portfolio risks and procure energy supply, affect the availability and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
●	Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
●	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
●	PSE electric or natural gas distribution system failure, blackouts or large curtailments of transmission systems (whether PSE's or others'), or failure of the interstate natural gas pipeline delivering to PSE's system, all of which can affect PSE's ability to deliver power or natural gas to its customers and generating facilities;
●	Electric plant generation and transmission system outages, which can have an adverse impact on PSE's expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive generation resource;
●	The ability to restart generation following a regional transmission disruption;
●	The ability of a natural gas or electric plant to operate as intended;
●	Changes in climate, weather conditions, or sustained extreme weather events in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
●	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
●	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
●	Variable wind conditions, which can impact PSE's ability to generate electricity from wind facilities;
●	The ability to renew contracts for electric and natural gas supply and the price of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
●	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
●	Employee workforce factors including strikes; work stoppages; absences due to pandemics, accidents, natural disasters or other significant, unforeseeable events; availability of qualified employees or the loss of a key executive;
●	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
●	The ability to maintain effective internal controls over financial reporting and operational processes;
●	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally;
●	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder; and
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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenue:
Electric	$613,386	$500,976	$1,935,800	$1,638,432
Natural Gas	122,808	112,357	710,838	660,997
Other	34,042	7,093	53,074	18,806
Total operating revenue	770,236	620,426	2,699,712	2,318,235
Operating expenses:
Energy costs:
Purchased electricity	190,928	115,631	558,853	406,860
Electric generation fuel	92,883	54,282	209,749	150,880
Residential exchange	(16,491)	(16,121)	(59,885)	(56,922)
Purchased natural gas	35,518	31,229	253,362	247,362
Unrealized (gain) loss on derivative instruments, net	(88,517)	(39,942)	(172,795)	(3,563)
Utility operations and maintenance	143,873	141,032	454,580	444,074
Non-utility expense and other	24,440	6,340	43,912	35,143
Depreciation & Amortization	162,743	161,209	537,104	462,890
Conservation amortization	19,234	21,295	75,195	69,009
Taxes other than income taxes	68,471	62,163	255,618	236,460
Total operating expenses	633,082	537,118	2,155,693	1,992,193
Operating income (loss)	137,154	83,308	544,019	326,042
Other income (expense):
Other income	14,626	13,050	42,746	43,685
Other expense	(3,317)	(2,160)	(7,177)	(12,910)
Interest charges:
AFUDC	4,337	3,847	11,698	11,404
Interest expense	(84,769)	(88,608)	(264,536)	(284,285)
Income (loss) before income taxes	68,031	9,437	326,750	83,936
Income tax (benefit) expense	18,462	(559)	32,946	2,237
Net income (loss)	$49,569	$9,996	$293,804	$81,699

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$49,569	$9,996	$293,804	$81,699
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $427, $291, $1,695 and $2,097, respectively	1,608	1,090	6,379	7,890
Other comprehensive income (loss)	1,608	1,090	6,379	7,890
Comprehensive income (loss)	$51,177	$11,086	$300,183	$89,589

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2021	December 31, 2020
Utility plant (at original cost, including construction work in progress of $875,382 and $712,204 respectively):
Electric plant	$9,577,534	$9,200,231
Natural gas plant	4,433,625	4,227,532
Common plant	1,081,770	1,116,524
Less: Accumulated depreciation and amortization	(3,930,396)	(3,671,094)
Net utility plant	11,162,533	10,873,193
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	318,611	324,184
Total other property and investments	1,975,124	1,980,697
Current assets:
Cash and cash equivalents	104,666	52,307
Restricted cash	11,362	29,544
Accounts receivable, net of allowance for doubtful accounts of $37,776 and $20,080, respectively	320,830	352,132
Unbilled revenue	151,364	221,871
Materials and supplies, at average cost	119,763	118,333
Fuel and natural gas inventory, at average cost	67,019	48,795
Unrealized gain on derivative instruments	306,685	33,015
Prepaid expense and other	68,275	45,746
Power contract acquisition adjustment gain	17,213	14,874
Total current assets	1,167,177	916,617
Other long-term and regulatory assets:
Power cost adjustment mechanism	74,298	82,801
Purchased gas adjustment receivable	56,268	87,655
Regulatory assets related to power contracts	9,996	11,728
Other regulatory assets	814,015	747,651
Unrealized gain on derivative instruments	55,842	8,805
Power contract acquisition adjustment gain	67,309	80,900
Operating lease right-of-use asset	187,903	172,167
Other	93,756	80,751
Total other long-term and regulatory assets	1,359,387	1,272,458
Total assets	$15,664,221	$15,042,965

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2021	December 31, 2020
Capitalization
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,523,532	3,313,532
Retained earnings	1,138,524	912,787
Accumulated other comprehensive income (loss), net of tax	(80,058)	(86,437)
Total common shareholder’s equity	4,581,998	4,139,882
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,212,000
Pollution control bonds	161,860	161,860
Long-term debt	1,583,000	1,724,700
Debt discount issuance costs and other	(206,061)	(206,120)
Total long-term debt	6,200,799	5,892,440
Total capitalization	10,782,797	10,032,322
Current liabilities:
Accounts payable	348,786	342,404
Short-term debt	—	373,800
Current maturities of long-term debt	450,000	526,412
Accrued expenses:
Taxes	115,174	110,752
Salaries and wages	37,288	42,530
Interest	80,602	73,647
Unrealized loss on derivative instruments	50,447	31,441
Power contract acquisition adjustment loss	1,817	2,039
Operating lease liabilities	19,646	19,204
Other	69,739	73,385
Total current liabilities	1,173,499	1,595,614
Other long-term and regulatory liabilities:
Deferred income taxes	914,749	810,729
Unrealized loss on derivative instruments	12,007	29,833
Regulatory liabilities	924,654	732,498
Regulatory liability for deferred income taxes	889,045	953,274
Regulatory liabilities related to power contracts	84,522	95,774
Power contract acquisition adjustment loss	8,179	9,689
Operating lease liabilities	176,245	160,980
Other deferred credits	698,524	622,252
Total long-term and regulatory liabilities	3,707,925	3,415,029
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$15,664,221	$15,042,965

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2019	200	$—	$3,308,957	$775,491	$(84,149)	$4,000,299
Net income (loss)	—	—	—	94,936	—	94,936
Common stock dividend paid	—	—	—	(22,645)	—	(22,645)
Other comprehensive income (loss)	—	—	—	—	5,170	5,170
Balance at March 31, 2020	200	$—	$3,308,957	$847,782	$(78,979)	$4,077,760
Net income (loss)	—	—	—	(23,233)	—	(23,233)
Common stock dividend paid	—	—	—	(22,419)	—	(22,419)
Other comprehensive Income (loss)	—	—	—	—	1,630	1,630
Balance at June 30, 2020	200	$—	$3,308,957	$802,130	$(77,349)	$4,033,738
Net Income (loss)	—	—	—	9,996	—	9,996
Common stock dividend paid	—	—	—	(348)	—	(348)
Other comprehensive income (loss)	—	—	—	—	1,090	1,090
Balance at September 30, 2020	200	$—	$3,308,957	$811,778	$(76,259)	$4,044,476
Balance at December 31, 2020	200	$—	$3,313,532	$912,787	$(86,437)	$4,139,882
Net income (loss)	—	—	—	188,993	—	188,993
Common stock dividend paid	—	—	—	(22,939)	—	(22,939)
Other comprehensive income (loss)	—	—	—	—	2,385	2,385
Balance at March 31, 2021	200	$—	$3,313,532	$1,078,841	$(84,052)	$4,308,321
Net income (loss)	—	—	—	55,242	—	55,242
Common stock dividend paid	—	—	—	(23,214)	—	(23,214)
Capital contribution	—	—	210,000	—	—	210,000
Other comprehensive income (loss)	—	—	—	—	2,386	2,386
Balance at June 30, 2021	200	$—	$3,523,532	$1,110,869	$(81,666)	$4,552,735
Net income (loss)	—	—	—	49,569	—	49,569
Common stock dividend paid	—	—	—	(21,914)	—	(21,914)
Other comprehensive income (loss)	—	—	—	—	1,608	1,608
Balance at September 30, 2021	200	$—	$3,523,532	$1,138,524	$(80,058)	$4,581,998

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net Income (loss)	$293,804	$81,699
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	537,104	462,890
Conservation amortization	75,195	69,009
Deferred income taxes and tax credits, net	38,095	(1,922)
Net unrealized (gain) loss on derivative instruments	(172,795)	(3,563)
(Gain) or loss on extinguishment of debt	—	13,546
AFUDC - equity	(19,269)	(17,772)
Production tax credit utilization	(45,562)	(17,558)
Other non-cash	(13,437)	5,466
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	(87,076)	(90,513)
Purchased gas adjustment	31,387	30,859
Other long term assets and liabilities	552	(17,094)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	101,809	188,053
Materials and supplies	(1,430)	(4,365)
Fuel and natural gas inventory	(18,224)	(4,290)
Prepayments and other	(22,529)	(18,912)
Accounts payable	(5,754)	(26,068)
Taxes payable	4,422	9,461
Other	(7,161)	(25,086)
Net cash provided by (used in) operating activities	671,131	615,840
Investing activities:
Construction expenditures - excluding equity AFUDC	(662,189)	(678,085)
Other	1,076	(925)
Net cash provided by (used in) investing activities	(661,113)	(679,010)
Financing activities:
Change in short-term debt, net	(373,800)	45,000
Dividends paid	(68,067)	(45,412)
Investment from Parent	210,000	—
Proceeds from long-term debt and bonds issued	961,238	644,690
Redemption of bonds and notes	(502,414)	(450,000)
Repayment of term loan and revolving credit	(234,000)	(150,200)
Other	31,202	(2,525)
Net cash provided by (used in) financing activities	24,159	41,553
Net increase (decrease) in cash, cash equivalents, and restricted cash	34,177	(21,617)
Cash, cash equivalents, and restricted cash at beginning of period	81,851	66,146
Cash, cash equivalents, and restricted cash at end of period	$116,028	$44,529
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$237,348	$245,183
Cash payments (refunds) for income taxes	16,861	3,820
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$69,909	$67,321
Recognition of finance lease eliminated from cash flows	44,347	—

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenue:
Electric	$613,386	$500,976	$1,935,800	$1,638,432
Natural Gas	122,808	112,357	710,838	660,997
Other	34,042	7,093	53,074	18,806
Total operating revenue	770,236	620,426	2,699,712	2,318,235
Operating expenses:
Energy costs:
Purchased electricity	190,928	115,631	558,853	406,860
Electric generation fuel	92,883	54,282	209,749	150,880
Residential exchange	(16,491)	(16,121)	(59,885)	(56,922)
Purchased natural gas	35,518	31,229	253,362	247,362
Unrealized (gain) loss on derivative instruments, net	(88,517)	(39,942)	(172,795)	(3,563)
Utility operations and maintenance	143,873	141,032	454,580	444,074
Non-utility expense and other	23,920	5,510	42,290	33,293
Depreciation & Amortization	162,629	161,155	536,794	462,742
Conservation amortization	19,234	21,295	75,195	69,009
Taxes other than income taxes	68,471	62,163	255,618	236,460
Total operating expenses	632,448	536,234	2,153,761	1,990,195
Operating income (loss)	137,788	84,192	545,951	328,040
Other income (expense):
Other income	11,937	10,424	34,398	34,569
Other expense	(3,317)	(2,160)	(7,177)	(12,910)
Interest charges:
AFUDC	4,337	3,847	11,698	11,404
Interest expense	(57,718)	(61,592)	(182,958)	(184,770)
Income (loss) before income taxes	93,027	34,711	401,912	176,333
Income tax (benefit) expense	18,902	1,649	49,953	16,913
Net income (loss)	$74,125	$33,062	$351,959	$159,420

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$74,125	$33,062	$351,959	$159,420
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,000, $853, $3,369 and $3,925, respectively	3,757	3,195	12,674	14,765
Amortization of treasury interest rate swaps to earnings, net of tax of $25, $26, $77, and $77, respectively	97	97	289	289
Other comprehensive income (loss)	3,854	3,292	12,963	15,054
Comprehensive income (loss)	$77,979	$36,354	$364,922	$174,474

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2021	December 31, 2020
Utility plant (at original cost, including construction work in progress of $875,382 and $712,204, respectively):
Electric plant	$11,393,548	$11,035,402
Natural Gas plant	4,990,626	4,786,419
Common plant	1,104,047	1,139,120
Less: Accumulated depreciation and amortization	(6,325,688)	(6,087,748)
Net utility plant	11,162,533	10,873,193
Other property and investments:
Other property and investments	74,294	83,855
Total other property and investments	74,294	83,855
Current assets:
Cash and cash equivalents	94,286	51,177
Restricted cash	11,362	29,544
Accounts receivable, net of allowance for doubtful accounts of $37,776 and $20,080, respectively	323,594	355,850
Unbilled revenue	151,364	221,871
Materials and supplies, at average cost	119,763	118,333
Fuel and natural gas inventory, at average cost	65,755	47,531
Unrealized gain on derivative instruments	306,685	33,015
Prepaid expense and other	68,275	45,746
Total current assets	1,141,084	903,067
Other long-term and regulatory assets:
Power cost adjustment mechanism	74,298	82,801
Purchased gas adjustment receivable	56,268	87,655
Other regulatory assets	814,015	747,651
Unrealized gain on derivative instruments	55,842	8,805
Operating lease right-of-use asset	187,903	172,167
Other	92,638	79,231
Total other long-term and regulatory assets	1,280,964	1,178,310
Total assets	$13,658,875	$13,038,425

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2021	December 31, 2020
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,485,105	3,485,105
Retained earnings	1,057,515	876,401
Accumulated other comprehensive income (loss), net of tax	(167,993)	(180,956)
Total common shareholder’s equity	4,375,486	4,181,409
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,212,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(39,268)	(35,816)
Total long-term debt	4,784,592	4,338,044
Total capitalization	9,160,078	8,519,453
Current liabilities:
Accounts payable	358,809	342,504
Short-term debt	—	373,800
Current maturities of long-term debt	—	2,412
Accrued expenses:
Taxes	114,702	107,254
Salaries and wages	37,288	42,530
Interest	58,175	48,189
Unrealized loss on derivative instruments	50,447	31,441
Operating lease liabilities	19,646	19,204
Other	69,739	73,385
Total current liabilities	708,806	1,040,719
Other long-term and regulatory liabilities:
Deferred income taxes	1,093,920	987,382
Unrealized loss on derivative instruments	12,007	29,833
Regulatory liabilities	923,390	731,234
Regulatory liabilities for deferred income tax	889,613	953,987
Operating lease liabilities	176,245	160,980
Other deferred credits	694,816	614,837
Total long-term and regulatory liabilities	3,789,991	3,478,253
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$13,658,875	$13,038,425

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2019	85,903,791	$859	$3,485,105	$751,193	$(188,477)	$4,048,680
Net income (loss)	—	—	—	111,321	—	111,321
Common stock dividend paid	—	—	—	(53,794)	—	(53,794)
Other comprehensive income (loss)	—	—	—	—	7,806	7,806
Balance at March 31, 2020	85,903,791	$859	$3,485,105	$808,720	$(180,671)	$4,114,013
Net income (loss)	—	—	—	15,037	—	15,037
Common stock dividend paid	—	—	—	(46,015)	—	(46,015)
Other comprehensive income (loss)	—	—	—	—	3,956	3,956
Balance June 30, 2020	85,903,791	$859	$3,485,105	$777,742	$(176,715)	$4,086,991
Net income (loss)	—	—	—	33,062	—	33,062
Common stock dividend paid	—	—	—	(25,742)	—	(25,742)
Other comprehensive income (loss)	—	—	—	—	3,292	3,292
Balance at September 30, 2020	85,903,791	$859	$3,485,105	$785,062	$(173,423)	$4,097,603
Balance at December 31, 2020	85,903,791	$859	$3,485,105	$876,401	$(180,956)	$4,181,409
Net income (loss)	—	—	—	199,470	—	199,470
Common stock dividend paid	—	—	—	(52,053)	—	(52,053)
Other comprehensive income (loss)	—	—	—	—	4,554	4,554
Balance at March 31, 2021	85,903,791	$859	$3,485,105	$1,023,818	$(176,402)	$4,333,380
Net income (loss)	—	—	—	78,364	—	78,364
Common stock dividend paid	—	—	—	(44,622)	—	(44,622)
Other comprehensive income	—	—	—	—	4,555	4,555
Balance June 30, 2021	85,903,791	$859	$3,485,105	$1,057,560	$(171,847)	$4,371,677
Net income (loss)	—	—	—	74,125	—	74,125
Common Stock dividend paid	—	—	—	(74,170)	—	(74,170)
Other comprehensive income	—	—	—	—	3,854	3,854
Balance September 30, 2021	85,903,791	$859	$3,485,105	$1,057,515	$(167,993)	$4,375,486

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net Income (loss)	$351,959	$159,420
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	536,794	462,742
Conservation amortization	75,195	69,009
Deferred income taxes and tax credits, net	38,718	7,259
Net unrealized (gain) loss on derivative instruments	(172,795)	(3,563)
AFUDC - equity	(19,269)	(17,772)
Production tax credit utilization	(45,562)	(17,558)
Other non-cash	(21,497)	(2,441)
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	(87,076)	(90,513)
Purchased gas adjustment	31,387	30,859
Other long term assets and liabilities	8,516	(8,391)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	102,763	185,957
Materials and supplies	(1,430)	(4,365)
Fuel and natural gas inventory	(18,224)	(4,290)
Prepayments and other	(22,529)	(18,912)
Accounts payable	4,169	(26,038)
Taxes payable	7,448	9,542
Other	(4,127)	(22,628)
Net cash provided by (used in) operating activities	746,440	690,317
Investing activities:
Construction expenditures - excluding equity AFUDC	(654,182)	(641,862)
Other	1,076	(925)
Net cash provided by (used in) investing activities	(653,106)	(642,787)
Financing activities:
Change in short-term debt, net	(373,800)	45,000
Dividends paid	(170,845)	(125,551)
Proceeds from long-term debt and bonds issued	446,063	—
Redemption of bonds and notes	(2,414)	—
Other	32,589	11,921
Net cash provided by (used in) financing activities	(68,407)	(68,630)
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,927	(21,100)
Cash, cash equivalents, and restricted cash at beginning of period	80,721	64,891
Cash, cash equivalents, and restricted cash at end of period	$105,648	$43,791
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$157,699	$161,083
Cash payments (refunds) for income taxes	28,744	9,259
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$69,909	$67,321
Recognition of finance lease eliminated from cash flows	44,347	—

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
The following table presents the activity in the allowance for credit losses for accounts receivable for the nine months ended September 30, 2021 and 2020:

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020
Allowance for credit losses:
Beginning balance	$20,080	$8,294
Provision for credit loss expense [1]	26,424	14,660
Receivables charged-off	(8,728)	(9,065)
Total ending allowance balance	$37,776	$13,889
_______________
1 $8.5 million of current period provision was deferred as a cost specific to COVID-19 in 2021. Refer to Note 8 "Commitments and Contingencies" for more information.

Tacoma LNG Facility
In August 2015, PSE filed a proposal with the Washington Commission to develop a liquified natural gas (LNG) facility at the Port of Tacoma. Currently under construction at the Port of Tacoma, the facility is expected to be operational in 2021. The Tacoma LNG facility is designed to provide peak-shaving services to PSE’s natural gas customers. By storing surplus natural gas, PSE is able to meet the requirements of peak consumption. LNG will also provide fuel to transportation customers, particularly in the marine market. On January 24, 2018, Puget Sound Clean Air Agency (PSCAA) determined a Supplemental Environmental Impact Statement (SEIS) was necessary in order to rule on the air quality permit for the facility. As a result of requiring a SEIS, the Company's construction schedule was impacted. PSE received the SEIS which concluded the LNG facility would result in a net decrease in GHG emissions providing, in part, that the natural gas for the facility was sourced from British Columbia or Alberta. On December 10, 2019, the PSCAA approved the Notice of Construction permit, a decision which has been appealed to the Washington Pollution Control Hearings Board by each of the Puyallup Tribe of Indians and nonprofit law firm Earthjustice. A hearing on the appeal before the Washington Pollution Control Hearings Board occurred in April 2021 and a decision is anticipated in late 2021 or early 2022. The facility achieved mechanical completion in February 2021; however, it remains nonoperational as additional construction and testing are still being completed.
Pursuant to an order by the Washington Utilities and Transportation Commission (Washington Commission), PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG, LLC (Puget LNG). Per this allocation of costs, $238.8 million and $231.6 million of construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of September 30, 2021 and December 31, 2020, respectively. Additionally, $0.9 million and $0.5 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the nine months ended September 30, 2021, and September 30, 2020, respectively. Further, $232.8 million and $207.7 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of September 30, 2021 and December 31, 2020, respectively, as PSE is a regulated entity.

Variable Interest Entities
On April 12, 2017, PSE entered into a power purchase agreement (PPA) with Skookumchuck Wind Energy Project, LLC (Skookumchuck) pursuant to which Skookumchuck would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely renewable energy certificates (RECs) to PSE over a term of 20 years. Skookumchuck commenced commercial operation in November 2020. PSE has no equity investment in Skookumchuck but is Skookumchuck’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that Skookumchuck is a variable interest entity (VIE) and that PSE is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $12.3 million was recognized in purchased electricity on the Company's consolidated statements of income for the nine months ended September 30, 2021 and $2.6 million is included in accounts payable on the Company's consolidated balance sheet as of September 30, 2021.

(2)  New Accounting Pronouncements

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020). ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company has term loans, credit agreements, and promissory notes that reference LIBOR. As of September 30, 2021, the Company has not utilized any of the expedients discussed within this ASU; however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

(3) Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue from contracts with customers:	2021	2020	2021	2020
Electric retail	$508,476	$458,573	$1,680,290	$1,499,378
Natural gas retail	115,460	103,486	681,680	637,239
Other	141,128	46,111	278,911	125,227
Total revenue from contracts with customers	765,064	608,170	2,640,881	2,261,844
Alternative revenue programs	(13,539)	2,189	(19,488)	23,089
Other non-customer revenue	18,711	10,067	78,319	33,302
Total operating revenue	$770,236	$620,426	$2,699,712	$2,318,235

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

Electric and Natural Gas Retail Revenue
Electric and natural gas retail revenue consists of tariff-based sales of electricity and natural gas to PSE's customers. For tariff contracts, PSE has elected the portfolio approach practical expedient model to apply the revenue from contracts with customers to groups of contracts. The Company determined that the portfolio approach will not differ from considering each contract or performance obligation separately. Electric and natural gas tariff contracts include the performance obligation of standing ready to perform electric and natural gas services. The electricity and natural gas the customer chooses to consume is considered an option and is recognized over time using the output method when the customer simultaneously consumes the electricity or natural gas. PSE has elected the right to invoice practical expedient for unbilled retail revenue. The obligation of standing ready to perform electric service and the consumption of electricity and natural gas at market value implies a right to consideration for performance completed to date. The Company believes that tariff prices approved by the Washington Commission represent stand-alone selling prices for the performance obligations under ASC 606 "Revenue from Contracts with Customers". PSE collects Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes and presents the taxes on a gross basis, as PSE is the taxpayer for those excise and municipal taxes.

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

Wholesale
Wholesale revenue at PSE includes sales of electric power and non-core natural gas to other utilities or marketers. Wholesale revenue contracts include the performance obligation of physical electric power or natural gas. There are typically no added fixed or variable amounts on top of the established rate for power or natural gas and contracts always have a stated, fixed quantity of power or natural gas delivered. Transfer of control and recognition of revenue occurs at a point in time when the customer takes physical possession of electric power or natural gas. Non-core gas consists of natural gas supply in excess of natural gas used for generation, sold to third parties to mitigate the costs of firm transportation and storage capacity for its core natural gas customers. PSE reports non-core gas sold net of costs, as PSE does not take control of the natural gas but is merely an agent within the market that connects a seller to a purchaser.

PWI Land Sale
On August 13, 2021, Puget Western, Inc. (PWI) a wholly-owned subsidiary of Puget Sound Energy sold a parcel of land that resulted in $23.2 million of other revenue from contracts with customers. PWI purchases, develops, and sells land holdings throughout PSE’s service territory, thus, the sale was reported as non-utility revenue of $23.2 million and non-utility expense of $12.9 million.

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

The Company has elected the optional exemption in ASC 606, under which the Company does not disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. The primary sources of variability are (a) fluctuations in market index prices of natural gas used to determine aspects of variable pricing and (b) variation in volumes that may be delivered to the customer. Both sources of variability are expected to be resolved at or shortly before delivery of each unit of LNG or natural gas. As each unit of LNG or natural gas represents a separate performance obligation, future volumes are wholly unsatisfied.

(4) Accounting for Derivative Instruments and Hedging Activities

PSE employs various energy portfolio optimization strategies but is not in the business of assuming risk for the purpose of realizing speculative trading revenue. The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the power cost adjustment (PCA), which is described below. Therefore, wholesale market transactions and PSE's related hedging strategies are focused on reducing costs and risks where feasible; thus, reducing volatility of costs in the portfolio. In order to manage its exposure to the variability in future cash flows for forecasted energy transactions, PSE utilizes a programmatic hedging strategy, which extends out three years. PSE's hedging strategy includes a risk-responsive component for the core natural gas portfolio, which utilizes quantitative risk-based measures with defined objectives to balance both portfolio risk and hedge costs.
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
The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	September 30, 2021			December 31, 2020
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$193,765	$45,349	*	$22,544	$46,922
Natural gas derivatives (MMBtus)[3]	315	168,762	17,105	320	19,276	14,352
Total derivative contracts		$362,527	$62,454		$41,820	$61,274
Current		$306,685	$50,447		$33,015	$31,441
Long-term		55,842	12,007		8,805	29,833
Total derivative contracts		$362,527	$62,454		$41,820	$61,274
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
* Electric portfolio derivatives consist of electric generation fuel of 208.4 million One Million British Thermal Units (MMBtu) and purchased electricity of
8.1 million Megawatt Hours (MWhs) at September 30, 2021, and 212.2 million MMBtus and 6.6 million MWhs at December 31, 2020.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At September 30, 2021
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$362,527	$—	$362,527	$(48,450)	$—	$314,077
Liabilities:
Energy derivative contracts	$62,454	$—	$62,454	$(48,450)	$(62)	$13,942

Puget Energy and Puget Sound Energy	At December 31, 2020
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$41,820	$—	$41,820	$(21,696)	$—	$20,124
Liabilities:
Energy derivative contracts	$61,274	$—	$61,274	$(21,696)	$(9,343)	$30,235
_______________
1 All derivative contract deals are executed under ISDA, NAESB and WSPP master netting agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Classification	2021	2020	2021	2020
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$42,552	$29,940	$95,421	$24,950
Realized	Electric generation fuel	29,404	358	40,502	911
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	45,965	10,002	77,374	(21,386)
Realized	Purchased electricity	(3,884)	3,579	(10,900)	(8,584)
Total gain (loss) recognized in income on derivatives		$114,037	$43,879	$202,397	$(4,109)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2021, approximately 99.4% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 0.6% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of September 30, 2021, PSE did not have any posted collateral related to contracts executed on the ICE platform. Also, as of September 30, 2021, PSE had $2.0 million in cash posted as collateral and a $1.0 million letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended September 30, 2021.

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30, 2021			At December 31, 2020
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$7,145	$—	$7,145	$26,966	$—	$26,966
Requested credit for adequate assurance	6,056	—	—	6,576	—	—
Forward value of contract[3]	62	1,993	N/A	9,343	20,903	N/A
Total	$13,263	$1,993	$7,145	$42,885	$20,903	$26,966
_______________
1 Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.
2 Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.
3. Collateral requirements may vary based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

(5) Fair Value Measurements

ASC 820, "Fair Value Measurement", established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy categorizes the inputs into three levels with the highest priority given to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority given to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Financial assets and liabilities measured at fair value are classified in their entirety in the appropriate fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. The Company primarily determines fair value measurements classified as Level 2 or Level 3 using a combination of the income and market valuation approaches. The process of determining the fair values is the responsibility of the derivative accounting department, which reports to the Controller and Principal Accounting Officer. Inputs used to estimate the fair value of forwards, swaps and options include market-price curves, contract terms and prices, credit-risk adjustments, and discount factors. Additionally, for options, the Black-Scholes option valuation model and implied market volatility curves are used. Inputs used to estimate fair value in industry-standard models are categorized as Level 2 inputs as substantially all assumptions and inputs are observable in active markets throughout the full term of the instruments. On a daily basis, the Company obtains quoted forward prices for the electric and natural gas markets from an independent external pricing service.
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $53.1 million and $52.7 million at September 30, 2021 and December 31, 2020 respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		September 30, 2021		December 31, 2020
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$6,167,799	$7,810,416	$5,667,740	$7,755,946
Long-term debt (variable-rate)	2	33,000	33,000	224,700	224,700
Total liabilities		$6,200,799	$7,843,416	$5,892,440	$7,980,646

Puget Sound Energy		September 30, 2021		December 31, 2020
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,784,592	$6,159,385	$4,338,044	$6,086,358
Total liabilities		$4,784,592	$6,159,385	$4,338,044	$6,086,358
_______________
1 The carrying value includes debt issuances costs of $22.8 million and $22.7 million for September 30, 2021 and December 31, 2020, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $22.8 million and $22.9 million for September 30, 2021 and December 31, 2020, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At September 30, 2021			Fair Value At December 31, 2020
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$178,003	$15,762	$193,765	$21,947	$597	$22,544
Natural gas derivative instruments	168,690	72	168,762	19,139	137	19,276
Total assets	$346,693	$15,834	$362,527	$41,086	$734	$41,820
Liabilities:
Electric derivative instruments	$41,015	$4,334	$45,349	$22,607	$24,315	$46,922
Natural gas derivative instruments	15,349	1,756	17,105	13,080	1,272	14,352
Total liabilities	$56,364	$6,090	$62,454	$35,687	$25,587	$61,274

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
(Dollars in Thousands)	2021			2020
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(6,348)	$(1,862)	$(8,210)	$(28,609)	$342	$(28,267)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	20,510	—	20,510	5,516	—	5,516
Included in regulatory assets / liabilities	—	(6)	(6)	—	(471)	(471)
Settlements	(2,734)	184	(2,550)	846	(347)	499
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$11,428	$(1,684)	$9,744	$(22,247)	$(476)	$(22,723)

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2021			2020
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(23,718)	$(1,135)	(24,853)	$(3,378)	$1,282	$(2,096)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	36,020	—	36,020	(21,321)	—	(21,321)
Included in regulatory assets / liabilities	—	(1,055)	(1,055)	—	(187)	(187)
Settlements	(874)	506	(368)	2,452	(1,571)	881
Transferred into Level 3	—	—	—		—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$11,428	$(1,684)	$9,744	$(22,247)	$(476)	$(22,723)
_______________
1 Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $20.1 million and $4.8 million for three months ended September 30, 2021 and 2020, respectively.
2 Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $33.2 million and $(19.0) million for nine months ended September 30, 2021 and 2020, respectively.

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of September 30, 2021:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$15,762	$4,334	Discounted cash flow	Power prices (per MWh)	$34.50	$95.61	$53.50
Natural gas	$72	$1,756	Discounted cash flow	Natural gas prices (per MMBtu)	$2.96	$7.45	$5.66
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2020:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$597	$24,315	Discounted cash flow	Power prices (per MWh)	$22.82	$41.66	$31.54
Natural gas	$137	$1,272	Discounted cash flow	Natural gas prices (per MMBtu)	$1.89	$3.42	$2.47
___________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of September 30, 2021, and December 31, 2020, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $8.4 million and $5.5 million, respectively.

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
As of September 30, 2021, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and determined that no impairment was needed. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations".

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

(6) Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees. For employees hired prior to 2014, pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates. Effective January 1, 2014, all new UA represented employees hired or rehired receive annual pay credits of 4.0% of eligible pay each year in the cash balance formula of the defined pension plan. Effective January 1, 2014 for non-represented employees, and December 12, 2014 for employees represented by the IBEW, newly hired or rehired employees receive annual employer contributions of 4.0% of eligible play each year into the cash balance formula of the defined benefit pension or 401k plan account. PSE also has a non-qualified Supplemental Executive Retirement Plan (SERP) for certain key senior management employees that closed to new participants in 2019. Effective 2019, PSE has an officer restoration benefit for new officers who join PSE or are promoted, such that company contributions under PSE’s applicable tax-qualified plan, which otherwise would have been credited if not for IRS limitations, are credited at 4.0% of earnings to an account with the Deferred Compensation Plan
In addition to providing pension benefits, PSE provides legacy group health care and life insurance benefits (Plan) for certain retired employees. These benefits are provided principally through an insurance company. The insurance premiums, paid primarily by retirees, are based on the benefits provided during the prior year. On June 11, 2019, the Company's Welfare Benefits Committee approved the termination of the Plan effective December 31, 2019, and the creation of a Retiree Health Reimbursement Account (HRA) Plan effective January 1, 2020.
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

The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2021 and 2020:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$6,722	$6,084	$115	$176	$34	$47
Interest cost	5,595	6,295	293	362	72	92
Expected return on plan assets	(12,060)	(12,476)	—	—	(84)	(97)
Amortization of prior service cost	(476)	(393)	87	87	2	—
Amortization of net loss (gain)	2,951	2,040	588	512	(10)	(20)
Net periodic benefit cost	$2,732	$1,550	$1,083	$1,137	$14	$22

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$20,166	$18,253	$344	$580	$117	$142
Interest cost	16,786	18,885	879	1,102	226	276
Expected return on plan assets	(36,179)	(37,427)	—	—	(266)	(292)
Amortization of prior service cost	(1,428)	(1,180)	262	262	5	—
Amortization of net loss (gain)	8,852	6,120	1,763	1,610	(30)	(61)
Net periodic benefit cost	$8,197	$4,651	$3,248	$3,554	$52	$65

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$6,722	$6,084	$115	$176	$34	$47
Interest cost	5,595	6,295	293	362	72	92
Expected return on plan assets	(12,061)	(12,478)	—	—	(84)	(97)
Amortization of prior service cost	(378)	(393)	87	87	2	—
Amortization of net loss (gain)	5,465	4,761	635	575	(11)	(34)
Net periodic benefit cost	$5,343	$4,269	$1,130	$1,200	$13	$8

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$20,166	$18,253	$344	$580	$117	$142
Interest cost	16,786	18,885	879	1,102	226	276
Expected return on plan assets	(36,182)	(37,433)	—	—	(266)	(292)
Amortization of prior service cost	(1,135)	(1,180)	262	262	5	—
Amortization of net loss (gain)	16,396	14,283	1,906	1,810	(40)	(103)
Net periodic benefit cost	$16,031	$12,808	$3,391	$3,754	$42	$23

The following table summarizes the Company’s change in benefit obligation for the periods ended September 30, 2021 and December 31, 2020:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
(Dollars in Thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Change in benefit obligation:
Benefit obligation at beginning of period	$849,383	$774,305	$46,742	$63,000	$12,114	$11,627
Amendments	—	—	—	—	—	44
Service cost	20,166	24,337	344	756	117	190
Interest cost	16,786	25,180	879	1,464	226	368
Actuarial loss (gain)	4,580	69,413	(630)	3,663	(80)	604
Benefits paid	(37,807)	(42,775)	(1,485)	(22,141)	(669)	(906)
Medicare part D subsidy received	—	—	—	—	195	187
Administrative Expense	—	(1,077)	—	—	—	—
Benefit obligation at end of period	$853,108	$849,383	$45,850	$46,742	$11,903	$12,114

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2021, are expected to be at least $18.0 million, $6.9 million and $0.3 million, respectively. During the nine months ended September 30, 2021, the Company contributed $18.0 million and $1.5 million to fund the qualified pension plan and the SERP, respectively. During the nine months ended September 30, 2020, the Company contributed $18.0 million and $18.1 million to fund the qualified pension plan and the SERP, respectively. The Company contributed an immaterial amount to fund the other postretirement plans.

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
On March 2, 2021, the parties to the PCORC reached an unopposed multiparty settlement in principle. The settlement resulted in an estimated revenue increase of $65.3 million or 3.1%. A term of the settlement requires PSE to include in its next general rate case (GRC) (or another proceeding in 2022) the issue of whether the PCORC should continue, and further prohibits PSE from filing another PCORC before this issue is litigated. On June 1, 2021, the Washington Commission issued its Final Order approving and adopting the settlement and authorizing and requiring a power cost update through a compliance filing. On June 17, 2021, PSE filed a compliance filing with the Washington Commission with a revenue increase of $70.9 million or 3.3% due to the update on power costs with rates effective July 1, 2021.

General Rate Case
PSE filed a GRC with the Washington Commission on June 20, 2019 requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. On July 8, 2020, the Washington Commission issued its order on PSE’s GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.8% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s PGA deferral to mitigate the impact of the rate increase in response to the economic instability created by the COVID-19 pandemic. This reduced the electric revenue increase to approximately $0.9 million, or 0.05%, and the natural gas increase to $1.3 million, or 0.15%, and became effective October 15, 2020 and October 1, 2020, respectively.
On August 6, 2020, PSE filed a petition for judicial review with the Superior Court of the State of Washington for King County (Superior Court) challenging the portion of the final order that requires PSE to pass back to customers the reversal of plant-related excess deferred income taxes in a manner that may deviate from the Internal Revenue Service (IRS) normalization and consistency rules. PSE reviewed the original Washington Commission order including the ramifications of certain tax issues and requested a Private Letter Ruling (PLR) with the IRS regarding this matter. On October 7, 2020, PSE, the Washington Commission and interveners agreed to dismiss the petition for judicial review. The agreement was based on a commitment from the Washington Commission that if the IRS ruling finds that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is impermissible, the Washington Commission would open a proceeding to review and enact the changes required by the IRS ruling. There is approximately $25.6 million in annual revenue requirement related to the 2019 GRC, which PSE has requested it be allowed to track and, if appropriate recover, pending the outcome of the IRS ruling.
On July 30, 2021, the IRS issued a PLR to PSE which concludes that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is an impermissible methodology under the IRS normalization and consistency rules. The PLR requires that PSE request the Washington Commission allow adjustments to its rates to bring PSE back into compliance with IRS rules. Accordingly, on August 10, 2021, the Commission notified parties of their intent to modify the final orders to address the IRS ruling in their PLR and provided parties the opportunity to comment before a final determination is made. On September 28, 2021, the Washington Commission issued an order amending their order previously issued on July 8, 2020, to correct for items which were determined to be impermissible under IRS normalization and consistency rules as detailed in the PLR. This led to a combined annualized net increase to electric rates of $77.1 million, or 3.7%, an increase of $17.5 million above the $59.6 million granted in the revised final order. The order also led to a combined annualized net increase to natural gas rates of $45.3 million, or 5.9%, an increase of $2.4 million above the $42.9 million granted in the revised final order. The Washington Commission maintained adjustments that mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $48.3 million, or 2.3%, and the natural gas increase to $4.9 million, or 0.6%. In the order the Washington Commission also approved the collection of the revenue differences tracked since the 2019 GRC rates went into effect within Schedule 141X. The annualized overall rate impact for this element is an increase of $15.8 million, or 0.7%, for electric and $3.1 million, or 0.3%, for natural gas for a total of $18.9 million with rates effective October 1, 2021. To reflect the impact of the PLR, PSE has recorded a regulatory asset and additional revenues of $24.7 million in its operating results through September 30, 2021.

Decoupling Filings
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
On September 28, 2021, the Washington Commission approved 2019 GRC filing updated to PLR changes. As part of this filing, the annual electric and gas delivery cost allowed revenue was updated to reflect changes in the approved revenue requirement. The changes took effect on October 1, 2021.
On September 30, 2021, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $2.0 million of electric deferred revenue would not be collected within 24 months of the annual period; therefore, a reserve adjustment was booked to 2021 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.

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

For the nine months ended September 30, 2021, in its PCA mechanism, PSE under recovered its allowable costs by $49.7 million of which $20.3 million was apportioned to customers and $1.2 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $51.5 million for the nine months ended September 30, 2020, of which $21.9 million was apportioned to customers and accrued $1.6 million of interest on the total deferred customer balance.

Power Cost Adjustment Clause Filing
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2020. PSE filed to recover the deferred balance in Docket UE-210300, effective December 1, 2021, and the Washington Commission approved PSE’s request on September 30, 2021. During 2020, actual power costs were higher than baseline power costs; thereby, creating an under-recovery of $76.1 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $32.1 million of the under-recovered amount, and customers were responsible for the remaining $44.0 million, or $46.0 million including interest.

Purchased Gas Adjustment Mechanism
On September 17, 2021, PSE filed with the Washington Commission proposed November 2021 PGA rates, which are expected to go into effect on November 1, 2021. As part of that filing, PSE requested an annual revenue increase of $59.1 million; where PGA rates, under Schedule 101, increase annual revenue by $80.6 million, and the tracker rates under Schedule 106, decrease annual revenue by $21.5 million. Those rate increases will be set in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B.

The following table presents the PGA mechanism balances and activity at September 30, 2021 and December 31, 2020:

Puget Sound Energy
(Dollars in Thousands)	At September 30,	At December 31,
PGA receivable balance and activity	2021	2020
PGA receivable beginning balance	$87,655	$132,766
Actual natural gas costs	218,934	314,792
Allowed PGA recovery	(251,633)	(363,886)
Interest	1,312	3,983
PGA receivable ending balance	$56,268	$87,655

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get to Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. At September 30, 2021 and December 31, 2020, PSE deferred $7.9 million and $2.8 million of depreciation expense for GTZ, respectively. In addition to the deferral of depreciation expense, PSE had also requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the Company’s currently authorized after tax rate of return, or 6.89%. The ruling authorized PSE to amortize deferred GTZ expenses as proposed in the original GRC filing. The ruling also allows continued deferral of the depreciation expense associated with GTZ investments not already approved for recovery with a book life of 10 years or less, through PSE's next GRC. Finally, the final order set the rate at which PSE could defer and recover carrying charges from PSE’s authorized rate of return to the quarterly interest rate established by the FERC.

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective Tariff WN U-60. The purpose of this filing is to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program puts to immediate use $11.0 million in unspent low income funds from prior years, and supplements other forms of financial assistance. The program does not require an increase to rates and is compatible with other low income programs. Based on the COVID-19 pandemic and resulting state of emergency, the Washington Commission allowed the tariff revisions to become effective on April 13, 2020. PSE made an additional filing on July 21, 2020 to increase the amount of electric funds available for distribution by $4.5 million under the CACAP program. The CACAP-1 program successfully distributed over $8.9 million in bill assistance funds to over 15,000 households from its inception in April 2020 through the program end date on September 30, 2020.
On March 28, 2021, the Washington Commission approved PSE’s second Crisis Affected Customer Assistance Program (CACAP-2), effective April 12, 2021. CACAP-2 will provide up to $2,500 in bill assistance per year for each qualifying low-income household. The CACAP-2 total program budget is $20.0 million for electric customers and $7.7 million for natural gas customers. Natural gas funds may be used for electric bills if necessary. Customers may apply for CACAP-2 more than once during the 12-month program year of October-September.
On October 15, 2021, PSE submitted for the Washington Commission’s review and approval a Supplemental CACAP filing to continue assistance for PSE customers facing financial hardship due to COVID-19. The Supplemental CACAP would utilize carry-over funds not expended in any prior years under PSE’s Schedule 129 Low Income Program (PSE HELP). The Supplemental CACAP benefits, for both electric and natural gas residential customers, would be a combined total of $34.5 million and be capped at $23.7 million and $10.8 million, respectively. Additionally, the Supplemental CACAP filing proposed to revise the CACAP-2 total program budget to $27.7 million for electric customers (instead of $20.0 million for electric customers and $7.7 million for natural gas customers). The Supplemental CACAP budget for natural gas customers of $10.8 million would be used for both the CACAP-2 program and the Supplemental CACAP program benefits.
The Supplemental CACAP benefits would be available to PSE’s residential customers who have a past due balance on their PSE electric or natural gas service account and who have a total net household income which is at or below 200% of the federal poverty level guidelines, based on household, as determined by the Company. The Supplemental CACAP benefits would cover a qualifying residential customer’s past due balance, up to $2,500. If the Supplemental CACAP proposed filing is approved by the Washington Commission, PSE would apply the Supplemental CACAP benefits to qualifying residential service accounts automatically with an opt-out option. Both CACAP-2 and Supplemental CACAP would be administered until funds are exhausted.

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the nine months ended September 30, 2021, PSE incurred $29.0 million in weather-related electric transmission and distribution system restoration costs, of which $19.0 million and $0.2 million was deferred as regulatory assets related to storms that occurred in 2021 and 2020, respectively. This compares to $15.5 million incurred in weather-related electric transmission and distribution system restoration costs for the nine months ended September 30, 2020, of which the Company deferred $5.3 million as regulatory assets related to storms that occurred in 2020. Under the 2017 GRC Order, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

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

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, during the nine months ended September 30, 2021, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $826.5 million through 2042.
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
At the date of this report, the Company is effectively managing operations during the pandemic in order to continue to provide critical service to its customers. The Company has flexibility with capital investments and other measures to maintain sufficient liquidity over the next twelve months. The situation remains fluid and future impacts to the Company that are presently unknown or unanticipated may occur. Furthermore, the severity of impact to the Company could increase the longer the global pandemic persists. On September 30, 2021, the Company announced that in order to comply with state and federal vaccine mandates all employees and contingent workers are required to be fully vaccinated against COVID-19 by December 8, 2021. The government vaccination mandate may impact the Company and our vendors' staffing levels, which could affect storm response and the timeliness of our response to customers' inquiries.
On September 3, 2020, the Company filed an accounting petition with the Washington Commission, requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. On November 6, 2020, PSE filed a revised petition which was approved on December 10, 2020 by the Washington Commission granting PSE's accounting petition in part by allowing the deferral of COVID-19 incremental costs and foregone revenue net of offsets. As of September 30, 2021, PSE deferred $23.9 million specific to COVID-19 net of offsets.

(9)  Leases

Other than the items discussed below, there have been no significant changes regarding the Company's leases as described in Note 9, "Leases" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
During the first quarter of 2021, mechanical completion was achieved for the Puget LNG facility which triggered an increase in the lease payments for the Port of Tacoma lease. This remeasurement resulted in an increase of the operating lease right-of-use (ROU) asset and operating lease liabilities of $26.3 million, of which $0.4 million was recorded in current liabilities and $25.9 million was recorded in other long-term and regulatory liabilities.
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

(10) Other

Long-Term Debt
On June 14, 2021, Puget Energy issued $500.0 million of senior secured notes at an interest rate of 2.379%. The notes were issued for a period of 7 years, mature on June 15, 2028, and pay interest semi-annually on June 15 and December 15. Proceeds from the issuance of the notes were invested in short-term money market funds, then used to repay the Company’s $500.0 million 6.00% notes that matured on September 1, 2021.
On June 23, 2021, Puget Energy received an equity contribution from Puget Equico LLC, Puget Energy’s parent company. The proceeds from the equity contribution were used to pay off Puget Energy’s $210.0 million term loan.
On September 15, 2021, PSE issued $450.0 million of senior secured notes at an interest rate of 2.893%. The notes were issued for a period of 30 years, mature on September 15, 2051, and pay interest semi-annually on March 15 and September 15 of each year. The proceeds from the issuance will be used for repayment of commercial paper as well as general corporate purposes.
As of September 30, 2021, Puget Energy maintained an $800.0 million credit facility, of which $33.0 million was drawn and outstanding under the facility. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2020.

Short-Term Debt
As of September 30, 2021, no amount was drawn under PSE's credit facility and no amount was outstanding under the commercial paper program at PSE. For further information, see Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2020.

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

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its wholly-owned subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma liquefied natural gas (LNG) facility which is under construction. All of Puget Energy's common stock is indirectly owned by Puget Holdings LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including the Canada Pension Plan Investment Board (CPPIB), the British Columbia Investment Management Corporation (BCIMC), the Alberta Investment Management Corporation (AIMCo), Ontario Municipal Employee Retirement System (OMERS) and PGGM Vermogensbeheer B.V. In July 2021, CPPIB entered into an agreement to sell its shares to Macquarie Washington Clean Energy Investment, L.P., and Ontario Teachers’ Pension Plan Board. The sale is conditioned upon the approval of various federal and state agencies, including that of the Washington Commission. Puget Energy and PSE are collectively referred to herein as “the Company.”
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

COVID-19 Update
The outbreak of the Coronavirus Disease 2019 (COVID-19) has become a global pandemic. The Company is monitoring the impact of the pandemic and taking steps to mitigate known risks. The Company provides a critical and essential service to its customers and the health and safety of its employees and customers is its first priority. The Company is continuously monitoring its supply chain and is working closely with essential vendors to understand the impact of COVID-19 to its business and does not currently expect service disruptions to customers.
Due to various stages of continued stay at home orders, work from home mandates, and business disruptions caused by COVID-19, customer usage patterns were impacted, thus affecting the Company's electric and natural gas load. Overall, during the nine months ended September 30, 2021, electric and natural gas loads increased 1.6% and decreased 2.7%, respectively; residential electric and natural gas loads increased 5.9% and decreased 3.1%, respectively; and commercial electric and natural gas loads decreased 3.6% and 8.9%, respectively. Industrial customers, who represent 4.0% of the Company's total retail revenue and are generally transmission and transportation services which are not volumetric in nature, are not expected to be materially impacted. Revenue reductions are partially offset by the effects of decoupling. Decoupling revenue during the nine months ended September 30, 2021 was $12.4 million that was over collected for electric and $7.4 million of revenue that was recognized for natural gas, as compared to $37.6 million and $6.8 million revenue that was recognized in the same period of 2020 for electric and natural gas, respectively.
Due to business disruptions caused by the COVID-19 pandemic, the Company has incurred increased costs and partially offsetting cost savings through the period ended September 30, 2021. On September 3, 2020, the Company filed an accounting petition with the Washington Commission, requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. On November 6, 2020, PSE filed a revised petition which was approved on December 10, 2020 by the Washington Commission granting PSE's accounting petition in part by allowing the deferral of COVID-19 incremental costs and foregone revenue net of offsets. As of September 30, 2021, PSE deferred $23.9 million specific to COVID-19 net of offsets.
On March 27, 2020, the U.S. Government enacted the CARES Act, which provided approximately $2 trillion of economic relief and stimulus to support the national economy during the COVID-19 pandemic. This package included support for individuals, large corporations, small business, and health care entities, among other affected groups. Among other provisions, the CARES Act includes modifications to corporate income tax provisions, including temporary suspension of certain payment requirements for the employer portion of social security taxes. As a result of these modifications, the Company deferred payroll taxes totaling $13.7 million as of September 30, 2021.
On June 30, 2021, Washington State lifted most then-existing restrictions. As a result, the Company anticipates that electric and natural gas loads may be less impacted going forward, however, continued work at home initiatives remain in effect for many businesses, which may impact electric and natural gas loads, particularly among residential and commercial customers. Risks to these assumptions include the duration, severity, and potential resurgence of the virus, government proclamations related to managing public health, and fiscal stimulus policies to support economic recovery.
On September 30, 2021, the Company announced that in order to comply with state and federal vaccine mandates all employees and contingent workers are required to be fully vaccinated against COVID-19 by December 8, 2021. The government vaccination mandate may impact the Company's and vendor staffing levels, which could affect storm response and the timeliness of our response to customers' inquiries.
Further detail regarding the factors and trends affecting performance of the Company during the nine months ended September 30, 2021, is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

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
On May 3, 2021, the Washington Governor signed legislation passed by the state legislature that would require investor-owned utilities to file a multiyear rate plan for two, three, or four years as part of a general rate case (GRC) filed with the Washington Commission on or after January 1, 2022. For the initial rate year, the legislation requires the Washington Commission to ascertain and determine the fair value for rate-making purposes of the property in service as of the date that rates go into effect. Utilities would be bound to the first and second year of a multiyear rate plan and can file for a new rate plan in years three or four. If a company earns greater than a half percent above its authorized rate of return on a regulated basis, revenues above the level must be deferred for funds to customers or another determination by the Washington Commission in a subsequent adjudicative proceeding. The Washington Commission must also set performance measurements to be assessed in the multiyear rate plan.

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
On March 2, 2021, the parties to the PCORC reached an unopposed multiparty settlement in principle. The settlement resulted in an estimated revenue increase of $65.3 million or 3.1%. A term of the settlement requires PSE to include in its next GRC (or another proceeding in 2022) the issue of whether the PCORC should continue, and further prohibits PSE from filing another PCORC before this issue is litigated. On June 1, 2021, the Washington Commission issued its Final Order approving and adopting the settlement and authorizing and requiring a power cost update through a compliance filing. On June 17, 2021, PSE filed a compliance filing with the Washington Commission with a revenue increase of $70.9 million or 3.3% due to the update on power costs with rates effective July 1, 2021.

General Rate Case
PSE filed a GRC with the Washington Commission on June 20, 2019 requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. On July 8, 2020, the Washington Commission issued its order on PSE’s GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.8% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s purchased gas adjustment (PGA) deferral to mitigate the impact of the rate increase in response to the economic instability created by the COVID-19 pandemic. This reduced the electric revenue increase to approximately $0.9 million, or 0.05%, and the natural gas increase to $1.3 million, or 0.15%, and became effective October 15, 2020 and October 1, 2020, respectively.
On August 6, 2020, PSE filed a petition for judicial review with the Superior Court of the State of Washington for King County (Superior Court) challenging the portion of the final order that requires PSE to pass back to customers the reversal of plant-related excess deferred income taxes in a manner that may deviate from the Internal Revenue Service (IRS) normalization and consistency rules. PSE reviewed the original Washington Commission order including the ramifications of certain tax issues and requested a Private Letter Ruling (PLR) with the IRS regarding this matter. On October 7, 2020, PSE, the Washington Commission and interveners agreed to dismiss the petition for judicial review. The agreement was based on a commitment from the Washington Commission that if the IRS ruling finds that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is impermissible, the Washington Commission would open a proceeding to review and enact the changes required by the IRS ruling. There is approximately $25.6 million in annual revenue requirement related to the 2019 GRC, which PSE has requested it be allowed to track and, if appropriate recover, pending the outcome of the IRS ruling.
On July 30, 2021, the IRS issued a PLR to PSE which concludes that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is an impermissible methodology under the IRS normalization and consistency rules. The PLR requires that PSE request the Washington Commission allow adjustments to its rates to bring PSE back into compliance with IRS rules. Accordingly, on August 10, 2021, the Commission notified parties of their intent to modify the final orders to address the IRS ruling in their PLR and provided parties the opportunity to comment before a final determination is made. On September 28, 2021, the Washington Commission issued an order amending their order previously issued on July 8, 2020, to correct for items which were determined to be impermissible under IRS normalization and consistency rules as detailed in the PLR. This led to a combined annualized net increase to electric rates of $77.1 million, or 3.7%, an increase of $17.5 million above the $59.6 million granted in the revised final order. The order also led to a combined annualized net increase to natural gas rates of $45.3 million, or 5.9%, an increase of $2.4 million above the $42.9 million granted in the revised final order. The Washington Commission maintained adjustments that mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $48.3 million, or 2.3%, and the natural gas increase to $4.9 million, or 0.6%. In the order the Washington Commission also approved the collection of the revenue differences tracked since the 2019 GRC rates went into effect within Schedule 141X. The annualized overall rate impact for this element is an increase of $15.8 million, or 0.7%, for electric and $3.1 million, or 0.3%, for natural gas for a total of $18.9 million with rates effective October 1, 2021. To reflect the impact of the PLR, PSE has recorded a regulatory asset and additional revenues of $24.7 million in its operating results through September 30, 2021.

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
On September 28, 2021, the Washington Commission approved 2019 GRC filing updated to PLR changes. As part of this filing, the annual electric and gas delivery cost allowed revenue was updated to reflect changes in the approved revenue requirement. The changes took effect on October 1, 2021.
On September 30, 2021, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per Accounting Standards Codification (ASC) 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and a corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $2.0 million of electric deferred revenue would not be collected within 24 months of the annual period; therefore, a reserve adjustment was booked to 2021 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.
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
_______________
1.For the electric rates effective May 1, 2021, there was $24.1 million of excess deferred revenues for delivery and fixed power costs which could not be set in rates until May 1, 2022 due to 3% rate cap; there was no excess earnings that impacted both electric and natural gas revenue change. For electric and natural gas rates effective May 1, 2020 and May 1, 2019, there were no excess earnings that impacted the approved revenue change.
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
For the nine months ended September 30, 2021, in its PCA mechanism, PSE under recovered its allowable costs by $49.7 million of which $20.3 million was apportioned to customers and $1.2 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $51.5 million for the nine months ended September 30, 2020, of which $21.9 million was apportioned to customers and accrued $1.6 million of interest on the total deferred customer balance.

Power Cost Adjustment Clause Filing
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2020. PSE filed to recover the deferred balance in Docket UE-210300, effective December 1, 2021, and the Washington Commission approved PSE’s request on September 30, 2021. During 2020, actual power costs were higher than baseline power costs, thereby creating an under-recovery of $76.1 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $32.1 million of the under-recovered amount, and customers were responsible for the remaining $44.0 million, or $46.0 million including interest.
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
_______________
1.The rates for Microsoft Special Contract portion was zeroed out effective July 3, 2020. The actual residual amounts resulting at July 31, 2020 were included in the electric Schedule 129 Low Income Program rates that became effective October 1, 2020.

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

Electric Property Tax Tracker Mechanism
The purpose of the property tax tracker mechanism is to pass through the cost of all property taxes incurred by the Company. The mechanism removed property taxes from general rates and included those costs for recovery in an adjusting tariff rate. After the implementation, the mechanism acts as a tracker rate schedule and collects the total amount of property taxes assessed. The tracker is adjusted each year in May based on that year's assessed property taxes and true-up from the prior year.
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
The following table sets forth residential exchange benefit adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Total credit to be passed back to eligible customers (Dollars in Millions)
November 1, 2021	0.4%	$(75.7)
October 12, 2019	0.01	(81.8)

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

Natural Gas Property Tax Tracker Mechanism
The purpose of the property tax tracker mechanism is to pass through the cost of all property taxes incurred by the Company. The mechanism removed property taxes from general rates and included those costs for recovery in an adjusting tariff rate. After the implementation, the mechanism acts as a tracker rate schedule and collects the total amount of property taxes assessed. The tracker is adjusted each year in May based on that year's assessed property taxes and true-up from the prior year.
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
The following table sets forth CRM rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2021	0.5%	$4.9
November 1, 2020	1.2	10.6
November 1, 2019	0.8	7.0
November 1, 2018	0.5	5.0

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

On September 17, 2021, PSE filed with the Washington Commission proposed November 2021 PGA rates, which are expected to go into effect on November 1, 2021. As part of that filing, PSE requested an annual revenue increase of $59.1 million; where PGA rates, under Schedule 101, increase annual revenue by $80.6 million, and the tracker rates under Schedule 106, decrease annual revenue by $21.5 million. Those rate increases will be set in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B.

The following table presents the PGA mechanism balances and activity at September 30, 2021 and December 31, 2020:

Puget Sound Energy
(Dollars in Thousands)	At September 30,	At December 31,
PGA receivable balance and activity	2021	2020
PGA receivable beginning balance	$87,655	$132,766
Actual natural gas costs	218,934	314,792
Allowed PGA recovery	(251,633)	(363,886)
Interest	1,312	3,983
PGA receivable ending balance	$56,268	$87,655

The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective date:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2021	5.8%	$59.1
November 1, 2020	7.7	70.0
October 1, 2020	(3.9)	(35.5)
November 1, 2019[1]	13.4	118.3
May 1, 2019[2]	6.3	54.0
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

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective Tariff WN U-60. The purpose of this filing is to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program puts to immediate use $11.0 million in unspent low income funds from prior years, and supplements other forms of financial assistance. The program does not require an increase to rates and is compatible with other low income programs. Based on the COVID-19 pandemic and resulting state of emergency, the Washington Commission allowed the tariff revisions to become effective on April 13, 2020. PSE made an additional filing on July 21, 2020 to increase the amount of electric funds available for distribution by $4.5 million under the CACAP program. The CACAP-1 program successfully distributed over $8.9 million in bill assistance funds to over 15,000 households from its inception in April 2020 through the program end date on September 30, 2020.
On March 28, 2021, the Washington Commission approved PSE’s second Crisis Affected Customer Assistance Program (CACAP-2), effective April 12, 2021. CACAP-2 will provide up to $2,500 in bill assistance per year for each qualifying low-income household. The CACAP-2 total program budget is $20.0 million for electric customers and $7.7 million for natural gas customers. Natural gas funds may be used for electric bills if necessary. Customers may apply for CACAP-2 more than once during the 12-month program year of October-September.
On October 15, 2021, PSE submitted for the Washington Commission’s review and approval a Supplemental CACAP filing to continue assistance for PSE customers facing financial hardship due to COVID-19. The Supplemental CACAP would utilize carry-over funds not expended in any prior years under PSE’s Schedule 129 Low Income Program (PSE HELP). The Supplemental CACAP benefits, for both electric and natural gas residential customers, would be a combined total of $34.5 million and be capped at $23.7 million and $10.8 million, respectively. Additionally, the Supplemental CACAP filing proposed to revise the CACAP-2 total program budget to $27.7 million for electric customers (instead of $20.0 million for electric customers and $7.7 million for natural gas customers). The Supplemental CACAP budget for natural gas customers of $10.8 million would be used for both the CACAP-2 program and the Supplemental CACAP program benefits.
The Supplemental CACAP benefits would be available to PSE’s residential customers who have a past due balance on their PSE electric or natural gas service account and who have a total net household income which is at or below 200% of the federal poverty level guidelines, based on household, as determined by the Company. The Supplemental CACAP benefits would cover a qualifying residential customer’s past due balance, up to $2,500. If the Supplemental CACAP proposed filing is approved by the Washington Commission, PSE would apply the Supplemental CACAP benefits to qualifying residential service accounts automatically with an opt-out option. Both CACAP-2 and Supplemental CACAP would be administered until funds are exhausted.

For additional information, see Note 7, "Regulation and Rates" to the consolidated financial statements included in Item 1 of this report.

Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to refinance existing or issue new long-term debt, obtain access to new or renew existing credit facilities and could increase the cost of issuing long-term debt and maintaining credit facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. Additionally, a ratings downgrade could impact the Company's ability to issue dividends, see Dividend Payment Restriction in Item 2 of this report for further details. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or generating capacity acquisitions, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs.

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
Compliance with these or other future laws and regulations, such as those pertaining to climate change, could require significant capital expenditures by PSE and may adversely affect PSE's financial position, results of operations, cash flows and liquidity.

Other Challenges and Strategies
Competition
PSE’s electric and natural gas utility retail customers generally do not have the ability to choose their electric or natural gas supplier; therefore, PSE’s business has historically been recognized as a natural and regulated monopoly. However, PSE faces competition from public utility districts and municipalities or efforts by citizens organizing to form such entities that want to establish their own government-owned utility, as a result of which PSE may lose a number of customers. PSE also faces increasing competition for sales to its retail customers through alternative methods of electric energy generation, including solar and other self-generation methods. In addition, PSE’s natural gas customers may elect to use heating oil, propane or other fuels instead of using and purchasing natural gas from PSE.

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three and nine months ended September 30, 2020, and 2021.

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
The following chart displays the details of PSE's electric margin changes for the three months ended September 30, 2020 and 2021:

Electric Margin
Three Months Ended
2020 to 2021 comparison
$ (Millions)
450
400
350
$347.2
$49.8
$50.1
$(10.0)
$(2.4)
$24.9
$(75.3)
$(38.6)
$0.4
$346.1
2020 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2021 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended September 30, 2020 Compared to 2021
Electric Operating Revenue
Electric operating revenues increased $112.4 million from the prior year primarily due to an increase in electric retail sales of $49.8 million, an increase in sales to other utilities of $50.1 million, and transportation and other revenues of $24.9 million; partially offset by a decrease in decoupling revenue of $10.0 million and a decrease in other decoupling revenue of $2.4 million. These items are discussed in detail below.
•Electric retail sales increased $49.8 million due to an increase of $38.3 million in rates compared to the prior year and an increase of $11.5 million from an increase in retail electricity usage of 2.3%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent PCORC, GRC and PCA filing effective July 1, 2021, October 15, 2020 and December 1, 2020, respectively. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes. The additional usage was due to an increase in commercial and residential usage of 3.4% and 2.1%, respectively, primarily driven by an increase in heating degree days of 76.5%, an increase in retail customers of 1.3% compared to 2020 and by COVID-19 business shut downs, primarily impacting commercial customers in 2020.
•Sales to other utilities increased $50.1 million due to a 107.0% increase in market prices and a 67.4% increase in volumes. The increase to the actual price of sales was due to higher market power prices driven by an increase in natural gas prices nationwide following constrained supply related to summer storms in the Southeast United States, along with increased demand from overseas markets. Higher sales volumes were the result of increased volume from PSE's gas-fired generation of 30.3%, driven by greater value in the market.
•Decoupling revenue decreased $10.0 million, primarily attributable to a $5.4 million and $4.6 million decrease in delivery and fixed production cost (FPC) deferral revenues, respectively, in the current period compared to the same period in 2020. This was driven by increased usage as noted above in the retail revenue section. This resulted in actual revenues being greater than allowed decoupling deferral revenues in the current year, whereas in the prior year actual revenues were lower compared to allowed revenues.
•Other decoupling revenue decreased $2.4 million primarily due to a $3.1 million increase in year-over-year amortization of prior year undercollections due to increased usage. This is partially offset by a $0.8 million increase related to GAAP alternative revenue program recognition guidelines. As of quarter ended September 30, 2020, there were $2.0 million of decoupling revenues that were not anticipated to be collected within 24 months, and therefore were deferred. In the same period for 2021, $1.2 million of decoupling revenues were anticipated to not be collected within 24 months and have been deferred.
•Transportation and other revenue increased $24.9 million primarily due to the following: (i) an increase in net wholesale non-core gas sales of $16.9 million due to a $42.2 million increase in sales driven by a 117% increase in the average price, a 15% increase in sales volume, and a $12.7 million gain on natural gas financial hedges, which were partially offset by a $38.0 million increase in the total cost of wholesale gas sold due to an increase in the average price and increase in sales volume; (ii) revenue recognition of $4.4 million as a result of the IRS PLR which concluded the EDIT methodology that was included in rates following the 2019 GRC order was impermissible, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for more information and (iii) an increase of $2.1 million in transmission revenue primarily related to short-term point to point transmission sales; partially offset by (iv) no production tax credit (PTC) deferral revenue for the re-purpose of the PTCs in 2021 compared to $3.1 million in 2020.

Electric Power Costs
Electric power costs increased $113.5 million primarily due to an increase of $75.3 million of purchased electricity costs and an increase of $38.6 million of electric generation fuel expenses; partially offset by $0.4 million of residential exchange credits. These items are discussed in detail below.
•Purchased electricity expense increased $75.3 million due to a 64.6% increase in wholesale prices driven by higher pricing trends in 2021 compared to 2020 when prices were down due to higher production, mild weather and a surplus due to decreased demands caused by COVID-19. Increased wholesale prices in 2021 are due to higher market power prices driven by an increase in natural gas prices nationwide following constrained supply related to summer storms in the Southeast United States, along with increased demand from overseas markets.
•Electric generation fuel expense increased $38.6 million primarily due to a $35.1 million increase in CT generation costs as CT production increased 30.3% driven by greater value in the market and an increase in customer usage as mentioned previously in sales to other utilities and electric retail sales, respectively.

The following chart displays the details of PSE's electric margin changes for the nine months ended September 30, 2020 and 2021:

Electric Margin
Nine Months Ended
2020 to 2021 comparison
1,500
1,400
1,300
1,200
1,100
$ (Millions)
$1,137.6
$188.3
$70.4
$(50.1)
$7.2
$81.6
$(152.0)
$(58.9)
$3.0
$1,227.1
2020 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2021 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine Months Ended September 30, 2020 Compared to 2021
Electric Operating Revenue
Electric operating revenues increased $297.4 million from the prior year primarily due to an increase in electric retail sales of $188.3 million, increase in transportation and other revenues of $81.6 million, an increase in sales to other utilities of $70.4 million and an increase in other decoupling revenue of $7.2 million; partially offset by a decrease in decoupling revenue of $50.1 million. These items are discussed in detail below.
•Electric retail sales increased $188.3 million due to an increase of $103.7 million in rates compared to the prior year and an increase of $84.6 million from an increase in retail electricity usage of 5.3%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent PCORC, GRC and Power Cost Adjustment filing effective July 1, 2021, October 15, 2020 and December 1, 2020, respectively. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes. Residential and commercial usage increased 5.2% and 6.2%, respectively driven by an increase in cooling and heating degree days of 13.6% and 4.6%, respectively, an increase in retail customers of 1.3% compared to 2020, and by COVID-19 business shut downs, primarily impacting commercial customers in 2020.
•Sales to other utilities increased $70.4 million due to a 116.2% increase in the actual price of sales and a 15.0% increase in volumes. The increase to the actual price of sales was due to higher market power prices, which were 101.8% higher than in 2020, driven by increases in natural gas prices. Higher sales volumes were the result of increased volume from PSE's gas-fired generation of 16.3%, particularly in May through September driven by greater value in the market.

•Decoupling revenue decreased $50.1 million, primarily attributable to a $25.4 million and $24.7 million decrease in delivery and FPC deferral revenues, respectively. This was driven by higher usage in the current period compared to the same period in 2020. This resulted in actual revenues being greater than allowed decoupling deferral revenues in the current year, whereas in the prior year actual revenues were lower compared to allowed revenues.
•Other decoupling revenue increased $7.2 million, primarily due to a $10.1 million increase related to GAAP alternative revenue program recognition guidelines. As of the year to date ended September 30, 2020, $4.1 million of decoupling revenues were not anticipated to be collected within 24 months, and therefore were deferred. As of December 31, 2020, there was $8.0 million of decoupling revenue that was not anticipated to be collected within 24 months, and therefore was deferred. The full $8.0 million deferred was recognized in the first quarter of 2021, but is partially offset by $2.0 million of 2021 revenue currently deferred and a $2.9 million increase in collection of prior year undercollected revenues due to an increase in amortization rates.
•Transportation and other revenue increased $81.6 million primarily due the following: (i) an increase in net wholesale non-core gas sales of $29.6 million due to a $56.2 million increase in sales driven by a 102% increase in the average price, a 7% decrease in sales volume, and a $18.6 million gain on natural gas financial hedges, which were partially offset by a $45.5 million increase in the total cost of wholesale gas sold due to an increase in the average price and increase in sales volume; (ii) an increase in PTC deferral revenue of $28.0 million for the re-purpose of the PTCs driven by an increase in current period taxable income; (iii) revenue recognition of $20.4 million as a result of the IRS PLR which concluded the EDIT methodology that was included in rates following the 2019 GRC order was impermissible, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for more information; (iv) an increase in AMI return deferral revenue of $3.7 million; (v) an increase of $2.6 million in rent from wireless pole contacts and (vi) an increase of $2.1 million in transmission revenue primarily related to short-term point to point transmission sales. These increases were partially offset by a decrease in revenue subject to refunds of $7.4 million primarily due to the passback of the regulatory deferral to customers for the tax rate decrease in the Tax Cuts and Jobs Act in 2020 of $8.3 million.

Electric Power Costs
Electric power costs increased $207.9 million primarily due to an increase of $152.0 million of purchased electricity costs; and $58.9 million of electric generation fuel expenses; partially offset by $3.0 million of residential exchange credits. These items are discussed in detail below.
•Purchased electricity expense increased $152.0 million primarily due to a 34.7% increase in wholesale prices due to prices trending higher in 2021 compared to 2020 when prices were down due to higher production, mild weather and a surplus due to decreased demands caused by COVID-19 and a 2.0% increase in wholesale electricity purchases. The increase in purchases was primarily driven by an increase in load as well as an increase in other contracted resources of 23.7%.
•Electric generation fuel expense increased $58.9 million primarily due to a $55.9 million increase in combustion turbine (CT) generation costs driven by a 16.1% increase in CT production, higher fuel costs, and a decrease in Mid-Columbia hydro and non-firm energy purchases of 11.3% and 0.9%, respectively.
•Residential exchange expense credits increased $3.0 million compared to the same period in 2020 as a result of higher electric residential sales volumes associated with the BPA residential exchange program. The residential exchange credit is a pass-through tariff item with a corresponding credit in electric operating revenue, with no impact on net income.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended September 30, 2020 and 2021:

Natural Gas Margin
Three Months Ended
2020 to 2021 comparison
95
90
85
80
$ (Millions)
$81.1
$11.9
$(2.2)
$(1.2)
$2.0
$(4.3)
$87.3
2020 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue
Transportation and Other Revenue
Purchased Natural Gas
2021 Natural Gas Margin

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended September 30, 2020 Compared to 2021
Natural Gas Operating Revenue
Natural gas operating revenue increased $10.5 million primarily due to an increase of $11.9 million in total retail sales, and a $2.0 million increase in transportation and other revenue; partially offset by a decrease of $2.2 million in decoupling revenue and a decrease of $1.2 million in other decoupling revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $11.9 million primarily due to an increase in rates of $7.3 million and a $4.6 million increase due to an increase in natural gas load of 4.2%. The increase in rates is due to the PGA increase effective November 1, 2020 and the tariffs effective October 1, 2020 filed pursuant to the Company's most recent GRC. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes. The increase in natural gas load was primarily driven by increased commercial customer usage in 2021 primarily due to COVID-19 business shut downs in 2020 and partially offset by decreased industrial usage primarily from interruptible customers.

•Decoupling revenue decreased $2.2 million, primarily attributable to increased usage in the current period compared to the same period in 2020, as noted above in the retail revenue section This resulted in actual natural gas revenues being higher than allowed natural gas revenues in the current period, whereas in the same period in 2020, allowed revenues were higher than actual revenues.
•Other decoupling revenue decreased $1.2 million, due to an increase in current period amortization of prior year revenues compared to the same period in 2020. This is attributable to an average increase in amortization rates from increased cumulative deferral revenues to recover from customers.
•Transportation and other revenue increased $2.0 million primarily due to an increase in Rule 7 qualifying payment revenue of $2.4 million due to more subsequent customers contributing to the new customer rate in 2021 as compared to 2020.

Natural Gas Energy Costs
•Purchased natural gas expense increased $4.3 million due to an increase in the PGA rates in November 2020 and an increase in natural gas usage of 4.2% as stated in the natural gas retail sales section above.

The following chart displays the details of PSE's natural gas margin changes for the nine months ended September 30, 2020 and 2021:

Natural Gas Margin
Nine Months Ended
2020 to 2021 comparison
$ (Millions)
475
450
425
400
$413.6
$46.7
$0.6
$(0.3)
$2.9
$(6.0)
$457.5
2020 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue
Transportation and Other Revenue
Purchased Natural Gas
2021 Natural Gas Margin

_______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine Months Ended September 30, 2020 Compared to 2021
Natural Gas Operating Revenue
Natural gas operating revenue increased $49.8 million primarily due to an increase of $46.7 million in total retail sales, a $2.9 million increase in transportation and other revenue and an increase of $0.6 million in decoupling revenue; partially offset by a decrease of $0.3 million in other decoupling revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $46.7 million due to an increase in rates of $33.7 million and an increase in natural gas load of 2.1%, or $13.1 million of natural gas sales. The increase in rates is primarily due to the PGA increase effective November 1, 2020 and the tariffs effective October 1, 2020 filed pursuant to the Company's most recent GRC. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes. Natural gas load increased primarily due to an increase in commercial customer usage in 2021 primarily due to COVID-19 business shut downs in 2020 and an increase in heating degree days of 4.6%.
•Transportation and other revenue increased $2.9 million primarily due to the following: (i) revenue recognition of $4.4 million as a result of the IRS PLR which concluded the EDIT methodology that was included in rates following the 2019 GRC order was impermissible, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for more information; (ii) an increase in Rule 7 qualifying payment revenue of $2.6 million due to more subsequent customers contributing to the new customer rate in 2021 as compared to 2020; (iii) an increase in AMI return deferral revenue of $1.7 million and (iv) no entitlement constraint charges in 2021 as compared to $1.5 million in 2020. These increases were partially offset by a decrease in provision for rate refunds of $4.6 million in 2021 as compared to 2020.

Natural Gas Energy Costs
•Purchased natural gas expense increased $6.0 million due to an increase in the PGA rates in November 2020 and an increase in natural gas usage of 2.1% as stated in the natural gas retail sales section above.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended September 30, 2020 and 2021:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2020 to 2021 comparison

$ (Millions)
400
375
350
$402.3
$(48.6)
$2.8
$18.4
$(0.6)
$6.3
$(0.2)
$(4.4)
$17.3
$393.3
2020 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2021 Expenses (Income)

Three Months Ended September 30, 2020 Compared to 2021

•Net unrealized (gain) loss on derivative instruments increased $48.6 million to a net gain of $88.5 million for the quarter ended September 30, 2021. One of the drivers for the change related to the net settlements of electric trades previously recorded as $7.5 million in loss, offset by the settlement of natural gas trades previously recorded at a $29.1 million in gain. The other driver related to the change in the weighted average forward prices for electric and natural gas. Specifically, electric price increased 30.4% resulting in $28.5 million gain for electric. Natural gas price increased 4.4% resulting in $41.7 million gain for natural gas. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" to the consolidated financial statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $2.8 million primarily due to an increase of $3.1 million of administrative and general expenses due to higher labor and overhead expenses driven by additional vice president positions as well as less labor charged to capital projects.
•Non-utility expense and other expense increased $18.4 million primarily due to $12.9 million related to the PWI land sale, which comprised of $11.0 million for the cost of the sale and $1.9 million of selling expenses. Additionally, PSE had an increase for the long term incentive plan of $3.6 million due to estimated performance results and an increase of $1.9 million related to biogas purchase expense primarily due to an increase in the third quarter King County, Washington royalty estimate, which was $1.4 million due to higher net revenues in 2021 as compared to $0.6 million in the prior year.
•Taxes other than income taxes increased $6.3 million primarily due to an increase of $2.5 million related to the state excise tax and $2.9 million related to municipal taxes driven by the increase in retail revenue in 2021 as compared to 2020.

Other Income, Interest Expense and Income Tax Expense

•Interest expense decreased $4.4 million primarily due to decreased deferred compensation interest expense of $1.9 million driven by higher deferred compensation distributions in 2021 compared to 2020 and $1.2 million in PTC interest expense due to PTC monetization in 2020.
•Income tax expense increased $17.3 million primarily driven by an increase in pre-tax book income of $17.5 million, decrease in net ARAM reversal of $2.5 million, and partially offset by the amortization of unprotected EDIT of $2.0 million, see Management's Discussion and Analysis, "Regulation and Rates", included in Item 2 of this report for more information on ARAM.

The following chart displays the details of PSE's operating expenses and other income (deductions) for the nine months ended September 30, 2020 and 2021:

Other Operating Expenses and Other Income (Deductions)
Nine Months Ended
2020 to 2021 comparison

$ (Millions)
1,500
1,400
1,300
1,200
$1,410.6
$(169.2)
$10.5
9.0
$80.2
$19.2
$(5.5)
$(2.1)
$33.0
$1,385.7
2020 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2021 Expenses (Income)

Nine Months Ended September 30, 2020 Compared to 2021

•Net unrealized (gain) loss on derivative instruments increased $169.2 million to a net gain of $172.8 million for the nine months ended September 30, 2021. One of the drivers for the change related to the net settlements of electric trades previously recorded as $0.2 million in loss, offset by the settlement of natural gas trades previously recorded as $44.7 million in gain. The other driver related to the change in the weighted average forward prices for electric and natural gas. Specifically, electric price increased 99.8% resulting in $98.5 million gain for electric. Natural gas price increased 42.6% resulting in $115.2 million gain for natural gas. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" to the consolidated financial statements included in Item 1 of this report.

•Utility operations and maintenance expense increased $10.5 million primarily due to increases of (i) $6.0 million of distribution maintenance related to higher maintenance costs associated with construction, vegetation management, inspections and emergent outage work; (ii) $5.4 million of uncollectible accounts and customer service expenses, driven by higher bad debt expense, low income assistance, and clean energy spending; and (iii) $3.1 million of injuries and damages expense due to higher liability claims and insurance costs. The increases were partially offset by decreased (i) customer records and collection expense of $3.9 million due to reduced call center and billing costs related to paperless billing adoption and (ii) $3.5 million of distribution operations miscellaneous expenses driven by service providers unable to perform normal duties during 2020.
•Non-utility expense and other expense increased $9.0 million primarily due to $12.9 million related to the PWI land sale, which was comprised of $11.0 million for the cost of the sale and $1.9 million of selling expenses. Additionally, PSE had an increase for the long-term incentive plan of $2.3 million due to estimated performance results and an increase of $5.1 million related to biogas purchase expense, as compared to the prior year. These increases were partially offset by a $7.0 million biogas settlement in 2020 and a decrease in non-qualified pension plan costs of $4.7 million.
•Depreciation and amortization expense increased $80.2 million primarily driven by: (i) electric amortization increased by $47.9 million or 168.8% from 2020. This increase is primarily driven by the $28.0 million change in PTC amortization and the completion of the amortization period for the regulatory liability with Microsoft power costs in 2020; (ii) common amortization increased by $15.2 million or 27.9% from 2020 primarily driven by a lower level of depreciation deferred for the GTZ program due to the 2019 GRC order, partially offset by net retirements of $34.3 million, or $8.4 million; (iii) conservation amortization increased by $6.2 million due to an increase in retail usage of 5.3% and 2.1% for electric and natural gas, respectively; (iv) electric distribution depreciation increased a net of $5.1 million or 4.6% from 2020 primarily due to $192.1 million in net additions of electric distribution assets; and (v) natural gas distribution depreciation increased by $4.3 million or 4.8% from 2020 primarily due to $227.2 million in net additions in natural gas distribution assets.
•Taxes other than income taxes increased $19.2 million primarily due to an increase of $9.8 million related to the state excise tax and $7.4 million related to municipal taxes driven by the increase in retail revenue in 2021 as compared to 2020.

Other Income, Interest Expense and Income Tax Expense
•Other income and expense decreased $5.5 million primarily due to $6.3 million of SmartBurn, a pollution control technology that reduces nitrogen oxide, plant investment at Colstrip 3 & 4 which recovery was disallowed in 2020 per order of the Washington Commission in the Company's most recent GRC and an increase in Washington Commission AFUDC of $2.5 million due to an increase in eligible construction work in progress and Washington Commission rates; partially offset by a decrease in PGA interest income of $1.9 million in 2021 as compared to 2020.
•Interest expense decreased $2.1 million primarily due to decreases of $1.3 million in deferred interest expense driven by higher deferred compensation distributions in 2021 compared to 2020 and $1.5 million related to the Lower Snake River treasury grant, a renewable energy incentive program.
•Income tax expense increased $33.0 million primarily driven by an increase in pre-tax book income of $39.2 million, decrease in net ARAM reversal of $3.1 million, and offset by the amortization of Unprotected EDIT of $9.2 million, see Management's Discussion and Analysis, "Regulation and Rates", included in Item 2 of this report for more information on ARAM.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended September 30, 2020 and 2021 is as follows:

PE Summary Results of Operation
Three Months Ended
2020 to 2021 comparison

60
40
20
0
$ (Millions)
$10.0
$41.1
$0.2
$0.1
$0.1
$(0.1)
$(1.8)
$49.6
2020 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax Expense
2021 Puget Energy Net Income

Three Months Ended September 30, 2020 compared to 2021
Summary Results of Operation
Puget Energy’s net income increased for the three months ended September 30, 2021 by $39.6 million when compared to the same period in the prior year. The increase is primarily due to increased PSE net income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the nine months ended September 30, 2020 and 2021 is as follows:

PE Summary Results of Operation
Nine Months Ended
2020 to 2021 comparison

300
200
100
$ (Millions)
$81.7
$192.5
$(0.1)
$(0.3)
$(0.2)
$17.9
$2.3
$293.8
2020 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax Expense
2021 Puget Energy Net Income

Nine Months Ended September 30, 2020 compared to 2021
Summary Results of Operation
Puget Energy’s net income increased for the nine months ended September 30, 2021 by $212.1 million when compared to the same period in the prior year. The increase is primarily due to increased PSE net income and decreases both interest expense and income tax expense. The decrease in interest expense is a result of lower interest rates on outstanding debt as compared to prior period. Additionally, in 2020, Puget Energy extinguished certain senior notes which resulted in a loss of $13.5 million. Income tax expense decreased primarily due to a lower effective tax rate driven by increased EDIT amortization.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, during the nine months ended September 30, 2021, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $826.5 million through 2042.
For further information, see Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the year ended December 31, 2020.
The following are the Company's aggregate availability under commercial commitments as of September 30, 2021:

Puget Energy and Puget Sound Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Commercial commitments:
PSE revolving credit facility	$800,000	$—	$800,000	$—	$—
Inter-company short-term debt	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	800,000	—	30,000
Puget Energy revolving credit facility	767,000	—	767,000	—	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,567,000	$—	$1,567,000	$—	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2.

Off-Balance Sheet Arrangements
As of September 30, 2021, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  The Company adjusted capital expenditures, resulting in a decrease of $93.4 million compared to forecasted amounts for the nine months ended September 30, 2021. The decrease was primarily due to (i) project and permitting delays for the Lower Baker Dam grouting project, which is being pursued in order to comply with FERC dam safety standards and to extend the life of the project to meet the 50 year FERC license; (ii) less capital work than anticipated at Colstrip, and (iii) delays in the rollout of AMI. Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $662.2 million for the nine months ended September 30, 2021. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Millions)	2021	2022	2023
Total energy delivery, technology and facilities expenditures	$951.3	$973.9	$1,294.1

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

Capital Resources
Cash from Operations

Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	Change
Net income	$351,959	$159,420	$192,539
Non-cash items[1]	391,584	497,676	(106,092)
Changes in cash flow resulting from working capital[2]	68,070	119,266	(51,196)
Regulatory assets and liabilities	(87,076)	(90,513)	3,437
Purchased gas adjustment	31,387	30,859	528
Other non-current assets and liabilities[3]	(9,484)	(26,391)	16,907
Net cash provided by operating activities	$746,440	$690,317	$56,123
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

Nine Months Ended September 30, 2021 compared to 2020
Cash generated from operations for the nine months ended September 30, 2021 increased by $56.1 million including a net income increase of $192.5 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items decreased $106.1 million primarily due to a $169.2 million change from a net unrealized gain on derivative instruments of $3.6 million to a net unrealized gain on derivative instruments of $172.8 million; a $28.0 million change in PTC utilization; equity AFUDC of $1.5 million; recognition of a $24.7 million regulatory asset as a result of the IRS PLR which concluded the EDIT methodology that was included in rates following the 2019 GRC order was impermissible, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for more information; and $6.3 million related to loss in 2020 due to writing off the Smart Burn project at Colstrip, offset by increases in depreciation and amortization of $74.1 million, amortization of Tax Cuts and Jobs Act over collection of $12.0 million, conservation amortization of $6.2 million, and deferred income taxes of $31.5 million. For further details, see Management's Discussion and Analysis, "Other Operating Expenses" in Item 2.
•Cash flows resulting from changes in working capital decreased $51.2 million. As a result of rate increase and higher usage as noted in Results of Operations within Item 2 of this report along with our initiative to suspend disconnections of customers for non-payment, cash outflow in accounts receivable increased $83.2 million. The increase of cash outflow in accounts receivable was partially offset by $30.2 million increase of cash inflow in accounts payable and $1.8 million increase in accrued expenses.
•Cash flows resulting from regulatory assets and liabilities increased $3.4 million primarily due to a $31.9 million increase in the power cost adjustment mechanism, partially offset by a deferral of $19.0 million of 2021 storm excess costs and a deferral of $9.0 million of bad debt and costs due to COVID-19.
•Cash flow resulting from changes in other non-current assets and liabilities increased $16.9 million primarily due to decreased payments of long-term incentive plan (LTIP) of $14.6 million and $11.0 million due to the PWI land sale in Tumwater, Washington, partially offset by payroll taxes deferral of $9.6 million in 2020.

Puget Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2021	2020	Change
Net income	$(58,155)	$(77,721)	$19,566
Non-cash items[1]	7,747	12,420	(4,673)
Changes in cash flow resulting from working capital[2]	(16,937)	(473)	(16,464)
Other non-current assets and liabilities[3]	(7,964)	(8,703)	739
Net cash provided by operating activities	$(75,309)	$(74,477)	$(832)
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
Nine Months Ended September 30, 2021 compared to 2020
Cash generated from operations for the nine months ended September 30, 2021, in addition to the changes discussed at PSE above, decreased by $0.8 million compared to the same period in 2020, which includes a net income increase of $19.6 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items decreased $4.7 million primarily due to cash outflow of $13.5 million related to the extinguishment of senior notes in 2020, which was partially offset by lower non-cash outflows of $8.6 million due to changes in deferred taxes.
•Cash flow resulting from working capital decreased $16.5 million primarily due to a $12.9 million decrease caused by the change of eliminations of PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, along with increased cash outflow of $2.9 million in tax payable and lower other accrued expenses of $0.7 million.

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
As a result of the 2019 GRC outcome and the continuing negative impacts of tax reform on the Company's cash flows, Puget Energy and PSE's credit rating metrics were negatively impacted. In response to the 2019 GRC order, Moody's released an issuer comment stating the GRC outcome was credit negative but took no formal credit rating action. On July 23, 2020, S&P placed Puget Energy and PSE on CreditWatch with negative implications due the rate case outcome, but later revised to negative outlook. Fitch affirmed Puget Energy and PSE ratings but changed its outlook from stable to negative. On May 27, 2021, S&P revised Puget Energy’s and PSE’s ratings from negative to stable outlook. On June 1, 2021, Fitch also revised its outlook for PE and PSE to stable. Both actions were a result of the passage and signing into law of Washington Senate Bill 5295 which allows for multi-year rate plans and reduction of regulatory lag, as well as other actions taken by management to increase revenue via available rate recovery methods and management of internal expenses. Despite these actions, the rating agencies noted that a lack of sufficient regulatory rate relief over the relative near term could result in negative ratings implications. Although neither Puget Energy nor PSE have any debt whose maturity would be accelerated upon a ratings downgrade, a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing may negatively impact Puget Energy and PSE's future results of operations and could negatively impact their future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends, see Dividend Payment Restriction below for further details. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management continually monitors the credit rating environment for both Puget Energy and PSE, but cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near to medium term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers, particularly in the context of the COVID-19 pandemic.

Puget Sound Energy
Credit Facility
As of September 30, 2021, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. The unsecured revolving credit facility matures in October 2023.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65.0% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of September 30, 2021, PSE was in compliance with all applicable covenant ratios.
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
As of September 30, 2021, no amount was drawn under PSE's credit facility and no amount was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.5 million letter of credit in support of a long-term transmission contract and a $1.0 million letter of credit in support of natural gas purchases in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of September 30, 2021, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at September 30, 2021, PSE could issue:
•Approximately $1.6 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.7 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2021; and
•Approximately $798.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.3 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at September 30, 2021.

At September 30, 2021, PSE had approximately $7.9 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
On August 2, 2019, PSE filed a new shelf registration statement under which it may issue up to $1.0 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $100.0 million was available to be issued. The shelf registration will expire in August 2022.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2021, approximately $1.1 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the merger order by the Washington Commission, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.0% at September 30, 2021, and the EBITDA to interest expense was 5.8 to 1.0 for the twelve months ended September 30, 2021.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At September 30, 2021, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Long Term Debt
On September 15, 2021, PSE issued $450.0 million of senior secured notes at an interest rate of 2.893%. The notes were issued for a period of 30 years, mature on September 15, 2051, and pay interest semi-annually on March 15 and September 15 of each year. The proceeds from the issuance will be used for repayment of commercial paper as well as general corporate purposes. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2020.

Puget Energy
Credit Facility
At September 30, 2021, Puget Energy maintained an $800.0 million credit facility. The Puget Energy revolving senior secured credit facility also has an accordion feature, upon the banks' approval, would increase the size of the facility to $1.3 billion. The revolving credit facility matures in October 2023.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of September 30, 2021, there was $33.0 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of September 30, 2021, Puget Energy was in compliance with all applicable covenants.

Long-Term Debt
On June 14, 2021, Puget Energy issued $500.0 million of senior secured notes at an interest rate of 2.379%. The notes were issued for a period of 7 years, mature on June 15, 2028, and pay interest semi-annually on June 15 and December 15 of each year. Proceeds from the issuance of the notes were invested in short-term money market funds, then used to repay the Company’s $500.0 million 6.00% notes that matured on September 1, 2021. On June 23, 2021, Puget Energy received an equity contribution from Puget Equico LLC, Puget Energy’s parent company. The proceeds from the equity contribution were used to pay off Puget Energy’s $210.0 million term loan on June 23, 2021. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10K for the year ended December 31, 2020.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 4.0 to 1.0 for the twelve months ended September 30, 2021.
At September 30, 2021, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements in Item I of this report.

Washington Clean Energy Transformation Act
In May 2019, Washington State passed the 100 Percent Clean Electric Bill that supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The Clean Energy Transformation Act (CETA) requires all electric utilities to eliminate coal-fired generation from their allocation of electricity by December 31, 2025; to be carbon-neutral by January 1, 2030, through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean Energy Implementation Plans are required every four years from each investor-owned utility (IOU), and each IOU must propose interim targets for meeting the 2045 standard between 2030 and 2045, and lay out an actionable plan that they intend to pursue to meet the standard. The Washington Commission may approve, reject, or recommend alterations to an IOU’s plan. On October 15, 2021 the Company filed a draft Clean Energy Implementation Plan (CEIP) with the Washington Commission in compliance with CETA. The CEIP will be evaluated by the Washington Commission over the course of the following months.
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

Washington Climate Commitment Act
In May 2021, Washington enacted the Climate Commitment Act, which establishes a “cap and invest” program for GHG. The Washington Department of Ecology intends to begin issuing regulations under the Act in 2021, with the programs’ first compliance period beginning in 2023.

Related Party Transactions
In August 2015, PSE filed a proposal with the Washington Commission to develop a liquefied nature gas (LNG) facility at the Port of Tacoma. The Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and will provide LNG as fuel to transportation customers, particularly in the marine market. Following a mediation process and the filing of a settlement stipulation by PSE and all parties, the Washington Commission issued an order on October 31, 2016, that allowed PSE’s parent company, Puget Energy, to create a wholly-owned subsidiary, named Puget LNG, which was formed on November 29, 2016, for the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility. Puget LNG has entered into one fuel supply agreement with a maritime customer and is marketing the facility’s expected output to other potential customers.
The Tacoma LNG facility achieved mechanical completion in February 2021. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $238.8 million of construction work in progress and $0.9 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of September 30, 2021. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of September 30, 2021.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I.
Given the size of the Company's operations, we have elected to adopt a threshold of $1.0 million in expected sanctions related to required disclosures of environmental proceedings to which the government is a party. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

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

31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2021 filed on November 3, 2021 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	November 3, 2021