Form 10-K
period 2021-12-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2022-02-25
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number	Exact name of registrant as specified in its charter, state of incorporation, address of principal executive offices, zip code telephone number	I.R.S. Employer Identification Number

1-16305	PUGET ENERGY, INC A Washington Corporation 355 110th Ave NE Bellevue, Washington 98004 (425) 454-6363	91-1969407

1-4393	PUGET SOUND ENERGY, INC. A Washington Corporation 355 110th Ave NE Bellevue, Washington 98004 (425) 454-6363	91-0374630

Securities registered pursuant to Section 12(b) of the Act:                                                                                                None

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:                               None

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Puget Energy, Inc.	Yes	/ /	No	/X/	Puget Sound Energy, Inc.	Yes	/ /	No	/X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Puget Energy, Inc.	Yes	/ /	No	/X/	Puget Sound Energy, Inc.	Yes	/ /	No	/X/

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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

•	Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;
•	Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by products of electric generation (including coal ash or other substances) or distribution of natural gas, natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;
•	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
•	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
•	Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires, extreme weather conditions, landslides, and other acts of God, terrorism, asset-based or cyber-based attacks, pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;
•	The impact of widespread health developments, including the global Coronavirus Disease 2019 (COVID-19) pandemic, and responses to such developments (such as voluntary and mandatory quarantines, government stay at home orders, restrictions on travel, commercial, social and other activities, and the impact of vaccination mandates on employee and vendor staffing levels) could materially and adversely affect, among other things, electric and natural gas demand, customers’ ability to pay, supply chains, availability of skilled work-force, contract counterparties, liquidity and financial markets;
•	Commodity price risks associated with procuring natural gas and power in wholesale markets from creditworthy counterparties;
•	Wholesale market disruption, which may result in a deterioration of market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, negatively affect wholesale energy prices and/or impede PSE's ability to manage its energy portfolio risks and procure energy supply, affect the availability and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
•	Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
•	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
•	PSE electric or natural gas distribution system failure, blackouts or large curtailments of transmission systems (whether PSE's or others'), or failure of the interstate natural gas pipeline delivering to PSE's system, all of which can affect PSE's ability to deliver power or natural gas to its customers and generating facilities;
•	Electric plant generation and transmission system outages, which can have an adverse impact on PSE's expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive generation resource;

•	The ability to restart generation following a regional transmission disruption;
•	The ability of a natural gas or electric plant to operate as intended;
•	Changes in climate, weather conditions, or sustained extreme weather events in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
•	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
•	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
•	Variable wind conditions, which can impact PSE's ability to generate electricity from the wind facilities;
•	The ability to renew contracts for electric and natural gas supply and the price of renewal;
•	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
•	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
•	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
•	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
•	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
•	Employee workforce factors including strikes; work stoppages; absences due to pandemics, accidents, natural disasters or other significant, unforeseeable events; availability of qualified employees or the loss of a key executive;
•	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
•	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally;
•	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder; and
•	Recent laws proposed or passed by various municipalities in PSE's service territory, including Seattle, which seek to reduce or eliminate the use of natural gas in various contexts, such as for space, cooking, and water heating in new commercial and multifamily buildings, which in turn may impact operations due to costs and delays from incremental permitting and other requirements that are outside PSE's control.

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

PART I

ITEM 1.  BUSINESS

General
Puget Energy is an energy services holding company incorporated in the state of Washington in 1999.  Substantially all of its operations are conducted through its regulated subsidiary, Puget Sound Energy, Inc. (PSE), a utility company.  Puget Energy also has a wholly-owned, non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which was formed in 2016 and has the sole purpose of owning, developing and financing the non-regulated activity of a liquefied natural gas (LNG) facility at the Port of Tacoma, Washington.
Puget Energy is owned through a holding company structure by Puget Holdings, LLC (Puget Holdings).  All of Puget Energy's common stock is indirectly owned by Puget Holdings. Puget Holdings is owned by a consortium of long-term infrastructure investors including the Canada Pension Plan Investment Board (CPPIB), the British Columbia Investment Management Corporation (BCIMC), the Alberta Investment Management Corporation (AIMCo), Ontario Municipal Employee Retirement System (OMERS) and PGGM Vermogensbeheer B.V. In July 2021, CPPIB entered into an agreement to sell its shares to Macquarie Washington Clean Energy Investment, L.P., and Ontario Teachers’ Pension Plan Board. The sale was approved by the Washington Commission and closed on February 22, 2022. Puget Energy and PSE are collectively referred to herein as “the Company.”

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
The following tables present the number of PSE customers and revenue by customer class for electric and natural gas as of December 31, 2021 and 2020:

	December 31,			December 31,
Customer Count by Class	2021	2020	Percent	2021	2020	Percent
(in thousands)	Electric		Change	Natural Gas		Change
Residential	1,059	1,048	1.0%	806	797	1.1%
Commercial	133	131	1.5%	57	57	—%
Industrial	3	3	—%	2	2	—%
Other	8	8	—%	—	—	—%
Total[1]	1,203	1,190	1.1%	865	856	1.1%
_______________
1 At December 31, 2021, and 2020, approximately 419,437 and 414,210 customers purchased both electricity and natural gas from PSE, respectively.

	December 31,			December 31,
Retail Revenue by Class	2021	2020	Percent	2021	2020	Percent
(Dollars in Thousands)	Electric		Change	Natural Gas		Change
Residential	$1,318,320	$1,186,013	11.2%	$722,002	$662,502	9.0%
Commercial	902,928	791,898	14.0	292,217	253,526	15.3
Industrial	108,267	101,567	6.6	21,726	19,064	14.0
Other	38,054	37,864	0.5	20,104	17,296	16.2
Total	$2,367,569	$2,117,342	11.8%	$1,056,049	$952,388	10.9%

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

Capital Expenditures
The following tables present PSE's capital expenditures for the five-year period ended December 31, 2021, and gross utility plant by category and percentages as of December 31, 2021:

Utility Plant Additions/Retirements 5-Year Total	2017 - 2021
(Dollars in Thousands)	Electric	Natural Gas	Common
Additions	$1,916,410	$1,330,170	$801,686
Retirements	(904,011)	(108,928)	(283,330)
Net utility plant	$1,012,399	$1,221,242	$518,356

Utility Plant Balance	December 31, 2021
(Dollars in Thousands)	Electric		Natural Gas		Common
Distribution	$4,549,499	41.3%	$4,547,862	95.8%	$—	—%
Generation	4,097,138	37.2	3,239	0.1	—	—
Transmission	1,663,559	15.1	—	—	—	—
General plant & other	718,315	6.4	194,236	4.1	1,124,144	100.0
Total (excluding CWIP)	$11,028,511	100.0%	$4,745,337	100.0%	$1,124,144	100.0%

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
General Rate Case Filing
PSE filed a GRC which includes a three year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three rate years. PSE requested an overall rate of return of 7.39% in 2023; 7.44% in 2024; and 7.49% in 2025. The filing requests recovery of forecasted plant additions through 2022 as required by RCW 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan. The next phase of the filing will be to establish a procedural calendar for the adjudication of the case.
PSE filed a GRC with the Washington Commission on June 20, 2019, requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. On July 8, 2020, the Washington Commission issued its order on PSE’s GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.8% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s purchased gas adjustment (PGA) deferral to mitigate the impact of the rate increase in response to the economic uncertainty created by the COVID-19 pandemic. This reduced the electric revenue increase to approximately $0.9 million, or 0.05%, and the natural gas increase to $1.3 million, or 0.15%, and became effective October 15, 2020 and October 1, 2020, respectively.
On August 6, 2020, PSE filed a petition for judicial review with the Superior Court of the State of Washington for King County challenging the portion of the final order that requires PSE to pass back to customers the reversal of plant-related excess deferred income taxes in a manner that may deviate from the Internal Revenue Service (IRS) normalization and consistency rules.
On July 30, 2021, the IRS issued a private letter ruling (PLR) to PSE which concludes that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is an impermissible methodology under the IRS normalization and consistency rules. On September 28, 2021, the Washington Commission issued an order amending its order previously issued on July 8, 2020 to correct for items which were determined to be impermissible under IRS normalization and consistency rules as detailed in the PLR. To reflect the impact of the PLR, PSE has recorded a regulatory asset and additional revenues of $24.5 million in its operating results through December 31, 2021, of which $5.6 million was collected from customers. Therefore, the annualized overall rate impact for this element is an increase of $15.8 million, or 0.7%, for electric and $3.1 million, or 0.3%, for natural gas for a total of $18.9 million with rates effective October 1, 2021. This led to an overall annualized net increase to electric rates of $77.1 million, or 3.7%, an increase of $17.5 million above the $59.6 million granted in the revised final order. The order also led to an overall annualized net increase to natural gas rates of $45.3 million, or 5.9%, an increase of $2.4 million above the $42.9 million granted in the revised final order. The Washington Commission maintained adjustments that mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $48.3 million, or 2.3%, and the natural gas increase to $4.9 million, or 0.6%.
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

Decoupling Filings
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms assist in mitigating the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs and fixed production costs from most residential, commercial and industrial customers to mitigate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues are recovered on a per customer basis regardless of actual consumption levels. PSE's energy supply costs, which are part of the power cost adjustment (PCA) and PGA mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption except for fixed production costs, which are held at the level of cost from the most recent rate proceeding and are not impacted by customer growth. Following each calendar year, PSE will recover from, or refund to, customers the difference between allowed decoupling revenue and the corresponding actual revenue during the following May to April time period. For further details regarding decoupling filings, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

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

Power Cost Adjustment Clause Filing
PSE updated its Schedule 95 rates in the Power Cost Adjustment Clause tariff to reflect the transition fee as required by Section 12 of the Microsoft Special Contract. Additionally, Schedule 95 rates also include portions of fixed power cost adjustments per the allowed decoupling rate re-allocation resulting from Microsoft becoming a transportation customer as well as small variable power cost adjustments.

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

Low Income Program Tracker Tariff
The Low Income Tracker Tariff recovers changes in costs for the low income bill payment assistance program (as approved in Washington Commission Docket Nos. UE-011570 and UG-011571). The annual filing requests these changes through the existing low income program funding mechanism previously approved by the Washington Commission. The mechanism allows PSE to periodically adjust its electric and natural gas rates to reflect changes in actual sales and costs. Rates change annually on October 1.

Residential Exchange Benefit
The residential exchange program passes through the residential exchange program benefits that PSE receives from the Bonneville Power Administration (BPA). Rates change biennially on October 1.

Natural Gas Rate Filings
Cost Recovery Mechanism
The purpose of the cost recovery mechanism (CRM) is to recover costs related to projects included in PSE's pipeline replacement program plan on file with the Washington Commission with the intended effect of enhancing the safety of the natural gas distribution system. Rates change annually on November 1.

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

ELECTRIC UTILITY OPERATING STATISTICS

	Year Ended December 31,
	2021	2020	2019
Generation and purchased power, MWh
Company-controlled resources	12,949,384	11,700,918	13,420,043
Contracted resources	8,624,183	8,237,394	6,752,261
Non-firm energy purchased	4,491,714	4,916,761	5,707,102
Total generation and purchased power	26,065,281	24,855,073	25,879,406
Less: losses and Company use	(1,481,152)	(1,611,563)	(1,298,854)
Total energy sales, MWh	24,584,129	23,243,510	24,580,552
Electric energy sales, MWh
Residential	11,479,045	10,976,068	10,756,628
Commercial	8,402,057	7,942,292	8,837,457
Industrial	1,082,718	1,095,916	1,161,149
Other customers	79,998	81,261	85,302
Total energy sales to customers	21,043,818	20,095,537	20,840,536
Sales to other utilities and marketers	3,540,311	3,147,973	3,740,016
Total energy sales, MWh	24,584,129	23,243,510	24,580,552
Transportation, including unbilled	2,246,244	2,220,372	2,322,021
Electric energy sales and transportation, MWh	26,830,373	25,463,882	26,902,573
Electric operating revenue by classes
(Dollars in Thousands)
Residential	$1,318,320	$1,186,013	$1,139,356
Commercial	902,928	791,898	854,910
Industrial	108,267	101,567	105,020
Other customers	18,067	18,182	18,408
Total operating revenue from customers	2,347,582	2,097,660	2,117,694
Transportation, including unbilled	19,987	19,682	19,512
Sales to other utilities and marketers	154,533	68,198	109,105
Decoupling revenue	(12,452)	49,632	15,673
Other decoupling revenue[1]	(17,506)	(27,053)	(6,866)
Miscellaneous operating revenue	179,479	111,297	241,923
Total electric operating revenue	$2,671,623	$2,319,416	$2,497,041
Number of customers served (average):
Residential	1,053,027	1,039,596	1,025,024
Commercial	132,581	130,924	129,944
Industrial	3,267	3,289	3,328
Other	7,886	7,668	7,323
Transportation	98	100	80
Total customers	1,196,859	1,181,577	1,165,699
_______________
1.Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

ELECTRIC UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2021	2020	2019
Average kWh used per customer:
Residential	10,901	10,558	10,494
Commercial	63,373	60,663	68,010
Industrial	331,410	333,206	348,903
Other	10,144	10,597	11,649
Average revenue per customer:
Residential	$1,252	$1,141	$1,112
Commercial	6,810	6,049	6,579
Industrial	33,140	30,881	31,556
Other	2,291	2,371	2,514
Average retail revenue per kWh sold:
Residential	$0.1148	$0.1081	$0.1059
Commercial	0.1075	0.0997	0.0967
Industrial	0.1000	0.0927	0.0904
Other	0.2258	0.2237	0.2158
Average retail revenue per kWh sold	$0.1116	$0.1044	$0.1016
Heating degree days	4,471	4,122	4,208
Percent of normal - NOAA[1] 30-year average	99.2%	87.8%	89.6%
Load factor[2]	59.7%	62.1%	61.6%
_______________
1.National Oceanic and Atmospheric Administration (NOAA).
2.Average megawatt (aMW) usage by customers divided by their maximum usage.

Electric Supply
At December 31, 2021, PSE’s electric power resources, which include company-owned or controlled resources as well as those under long-term contract, had a total capacity of approximately 4,809 megawatts (MW).   In order to meet an extreme winter peak load, PSE may supplement its electric power resources with winter-peaking call options and other instruments. When it is more economical for PSE to purchase power than to operate its own generation facilities, PSE will purchase spot market energy when sufficient transmission capacity is available.
The following table shows PSE’s electric energy supply resources and energy production for the years ended December 31, 2021, and 2020:

	Peak Power Resources At December 31,				Energy Production At December 31,
	2021		2020		2021		2020
	MW	%	MW	%	MWh	%	MWh	%
Purchased resources:
Columbia River PUD contracts[1]	681	14.2%	685	14.3%	3,458,996	13.3%	3,796,841	15.3%
Other hydroelectric	111	2.3	111	2.3	529,239	2.0	583,514	2.3
Other producers	485	10.1	485	10.1	2,990,615	11.4	2,704,663	10.9
Wind	193	4.0	193	4.0	934,634	3.6	300,886	1.2
Short-term wholesale energy purchases	N/A	—	N/A	—	5,202,413	20.0	5,768,251	23.2
Total purchased	1,470	30.6%	1,474	30.7%	13,115,897	50.3%	13,154,155	52.9%
Company-controlled resources:
Hydroelectric	263	5.5%	250	5.3%	957,818	3.7%	980,194	3.9%
Coal	370	7.7	370	7.7	2,576,702	9.9	2,102,338	8.5
Natural gas/oil	1,931	40.1	1,931	40.2	7,341,077	28.1	6,402,647	25.8
Wind	773	16.1	773	16.1	2,073,787	8.0	2,215,739	8.9
Other[2]	2	—	2	—	—	—	—	—
Total company-controlled	3,339	69.4%	3,326	69.3%	12,949,384	49.7%	11,700,918	47.1%
Total resources	4,809	100.0%	4,800	100.0%	26,065,281	100.0%	24,855,073	100.0%
_______________
1.Net of 41 MW and 37 MW capacity delivered to Canada pursuant to the provisions of a treaty between Canada and the United States and Canadian Entitlement Allocation agreements as of December 31, 2021, and 2020, respectively.
2.It is estimated that the Glacier Battery Storage has delivered approximately 1,603.6 and 1,468.2 MWh as of December 31, 2021, and 2020, respectively.

Company–Owned Electric Generation Resources
At December 31, 2021, PSE owns the following plants with an aggregate net generating capacity of 3,339 MW:

Plant Name	Plant Type	Net Maximum Capacity (MW)[1]	Year Installed
Colstrip Units 3 & 4 (25% interest)	Coal	370	1984 & 1986
Mint Farm	Natural gas combined cycle	320	2007; acquired 2008; upgraded 2017
Goldendale	Natural gas combined cycle	315	2004, acquired 2007, upgraded 2016
Frederickson Unit 1 (49.85% interest)	Natural gas combined cycle	136	2002; added duct firing 2005
Lower Snake River	Wind	343	2012
Wild Horse	Wind	273	2006 & 2009
Hopkins Ridge	Wind	157	2005 & 2008
Fredonia Units 1 & 2	Dual-fuel combustion turbines	207	1984
Frederickson Units 1 & 2	Dual-fuel combustion turbines	149	1981
Whitehorn Units 2 & 3	Dual-fuel combustion turbines	149	1981
Fredonia Units 3 & 4	Dual-fuel combustion turbines	107	2001
Ferndale	Natural gas co-generation	253	1994; acquired 2012
Encogen	Natural gas co-generation	165	1993; acquired 1999
Sumas	Natural gas co-generation	127	1993; acquired 2008
Upper Baker River	Hydroelectric	104	1959; unit 2 upgraded 1997, uprated 2021
Lower Baker River	Hydroelectric	105	1925: reconstructed 1960; upgraded 2001 and 2013
Snoqualmie Falls[2]	Hydroelectric	54	1898 to 1911 & 1957; rebuilt 2013
Crystal Mountain	Internal combustion	3	1969
Glacier Battery Storage	Lithium Iron Phosphate	2	2016
Total Net Capacity		3,339
_______________
1.Net Maximum Capacity is the capacity a unit can sustain over a specified period of time when not restricted by ambient conditions or deratings, less the losses associated with auxiliary loads.
2.The FERC license authorizes the full 54.4 MW; however, the project's water right issued by the Washington State Department of Ecology limits flow to 2,500 cubic feet and therefore output to 47.7MW.

Columbia River Electric Energy Supply Contracts
During 2021, approximately 13.3% of PSE’s energy supply was obtained through long-term contracts with three Washington Public Utility Districts (PUDs) that own and operate hydroelectric projects on the Columbia River (Mid-Columbia).   PSE’s payments are not contingent upon the projects being operable.
For the year ended, December 31, 2021, PSE's portion of the power output of the PUDs’ projects are set forth below:

			Company’s Annual Share (Approximate)
Project	Contract Expiration Year	License Expiration Year	Percent of Output	MW Capacity
Chelan County PUD:
Rock Island Project	2031	2029	25.0%	156
Rocky Reach Project	2031	2052	25.0	325
Douglas County PUD:
Wells Project	2028	2052	24.2	203
Grant County PUD:
Priest Rapids Development	2052	2052	0.6	6
Wanapum Development	2052	2052	0.6	7
Total				697

Other Electric Supply, Exchange and Transmission Contracts and Agreements
PSE purchases electric energy under long-term firm purchased power contracts with other utilities and marketers in the Western region.  PSE is generally not obligated to make payments under these contracts unless power is delivered.  PSE also has an agreement with Pacific Gas & Electric Company (PG&E) for 300 MW of seasonal capacity exchange which currently has no set expiration. During and since emerging from its 2001-2004 and 2019-2020 bankruptcy proceedings, PG&E delivered on the energy exchange contract and has continued to meet the exchange contract through its current bankruptcy proceedings.
PSE began participating in the Energy Imbalance Market (EIM) operated by the California Independent System Operator on October 1, 2016. PSE has committed up to 450 MW of existing BPA transmission for the EIM market. Participation has resulted in reduced costs for PSE customers of approximately $20.7 million in year ended December 31, 2021, enhanced system reliability, integration of variable energy resources, and geographic diversity of electricity demand and generation resources. The calculated benefits represent the annual cost savings of the EIM dispatch compared with a counter-factual dispatch without the EIM. Benefits can take the form of cost savings or revenues or their combination. Benefits include greenhouse gases (GHG) revenue, transfer revenues and flexible ramping revenues.
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
In 2021, PSE had 4,897 MW and 595 MW of total transmission demand contracted with the BPA and other utilities, respectively.  PSE’s remaining transmission capacity needs are met via PSE owned transmission assets.

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
The following table presents the volumes of natural gas for power year ended inventory values:

	Year Ended December 31,
	2021	2020	2019
Natural gas volumes for power in storage at year end, therms (thousands):
Jackson Prairie	5,237	5,603	4,628
Plymouth	1,552	2,345	2,136

Integrated Resource Plans, Resource Acquisition and Development
PSE is required by Washington Commission regulations to file an electric and natural gas integrated resource plan (IRP) every two years. Requests for proposals for generation resources are required to be filed with the Washington Commission prior to being issued. The final 2021 IRP and the 2021 Request for Proposals for All Resources (All-source RFP) were both filed on April 1, 2021. From the 2021 All-source RFP, Table 2, cumulative capacity need by year, the capacity shortfalls and surpluses are:

	2022	2023	2024	2025
Projected MW shortfall/(surplus)	(230)	(350)	(306)	(257)

PSE projects its future energy needs will not exceed current resources in its supply portfolio until 2026 because of the addition of new resources from the 2018 RFP. With the expected elimination of Colstrip units 3 & 4 from PSE’s energy supply portfolio starting in 2026, which removes approximately 370 MW of capacity, and the expiration of PSE’s 380 MW coal-transition contract with TransAlta when the Centralia coal plant is retired at the end of 2025, the projected capacity shortfall will be 369 MW and increases to 527 MW by 2027, a large increase from the surplus capacity in 2025. The expected capacity needs reflect the mix of energy efficiency programs deemed cost effective in the 2021 IRP. As part of the Washington Clean Energy Transformation Act (CETA), PSE must achieve sales with renewable or non-emitting resources of at least 80% by 2030 and 100% by 2045. PSE’s current transmission portfolio includes approximately 1,500 MW of firm transmission rights that deliver energy from the Mid‐Columbia trading hub to the PSE load center. The 2021 IRP included a market risk assessment that evaluated the ongoing availability of the short‐term power contracts associated with the transmission rights. The table above assumes all 1,500 MW of firm transmission is available to procure at market for meeting PSE’s peak need. The assessment in the IRP proposed a decrease to 500 MW by the year 2027. This would change the resource shortfall to 185 MW in 2023 and increasing to a 574 MW shortfall by 2025.

NATURAL GAS UTILITY OPERATING STATISTICS

	Year Ended December 31,
	2021	2020	2019
Natural gas operating revenue by classes (Dollars in Thousands):
Residential	$722,002	$662,502	$613,617
Commercial firm	270,708	232,306	218,302
Industrial firm	19,664	17,662	15,698
Interruptible	23,571	22,622	18,381
Total retail natural gas sales	1,035,945	935,092	865,998
Transportation services	20,104	17,296	20,283
Decoupling revenue	10,254	18,906	2,296
Other decoupling revenue[1]	(11,807)	(6,478)	(29,737)
Other	12,922	16,097	16,531
Total natural gas operating revenue	$1,067,418	$980,913	$875,371
Number of customers served (average):
Residential	801,186	791,612	782,413
Commercial firm	56,477	56,303	56,113
Industrial firm	2,277	2,293	2,304
Interruptible	278	288	367
Transportation	220	224	230
Total customers	860,438	850,720	841,427
Natural gas volumes, therms (thousands):
Residential	611,028	592,811	605,313
Commercial firm	270,022	250,611	277,639
Industrial firm	22,794	21,946	22,915
Interruptible	46,115	45,240	45,176
Total retail natural gas volumes, therms	949,959	910,608	951,043
Transportation volumes	219,805	212,330	227,657
Total volumes	1,169,764	1,122,938	1,178,700
_______________
1.Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

NATURAL GAS UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2021	2020	2019
Working natural gas volumes in storage at year end, therms (thousands):
Jackson Prairie	82,080	78,016	82,892
Clay Basin	74,540	80,736	77,532
Average therms used per customer:
Residential	763	749	774
Commercial firm	4,781	4,451	4,948
Industrial firm	10,011	9,571	9,946
Interruptible	165,881	157,083	123,095
Transportation	999,114	947,902	989,813
Average revenue per customer:
Residential	$901	$837	$784
Commercial firm	4,793	4,126	3,890
Industrial firm	8,636	7,703	6,813
Interruptible	84,788	78,549	50,084
Transportation	91,382	77,214	88,187
Average revenue per therm sold:
Residential	$1.182	$1.118	$1.014
Commercial firm	1.003	0.927	0.786
Industrial firm	0.863	0.805	0.685
Interruptible	0.511	0.500	0.407
Average retail revenue per therm sold	$1.091	$1.027	$0.911
Transportation	0.091	0.081	0.089
Heating degree days	4,471	4,122	4,208
Percent of normal - NOAA 30-year average	99.2%	87.8%	89.6%

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
The Clay Basin storage facility is a supply area storage facility that provides operational flexibility and price protection. PSE holds 12.9 million Dth of Clay Basin storage capacity and approximately 107,400 Dth per day of firm withdrawal capacity under two long-term contracts with remaining terms of one year and has rights to extend such agreements.

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

PSE owns and operates an LNG peaking facility in Gig Harbor, Washington, with total storage capacity of 10,600 Dth, which is capable of delivering 2,500 Dth of natural gas per day.

Tacoma LNG Facility
The Tacoma LNG facility at the Port of Tacoma completed commissioning on February 1, 2022 and is expected to commence commercial operations in the first quarter of 2022. In December 2019, the Puget Sound Clean Air Agency (PSCAA) issued the air quality permit for the facility, and the Pollution Hearings Control Board of Washington State upheld the approval following extended litigation. When in-service, the Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and provide LNG as fuel to transportation customers, particularly in the marine market at a lower cost due to the facility's scale. Pursuant to an order by the Washington Commission, PSE will be allocated 43.0% of the capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility, and Puget LNG will be allocated the remaining 57.0% of the capital and operating costs. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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
PSE holds approximately 542,900 Dth per day of capacity for its natural gas customers on NWP that provides firm year-round delivery to PSE’s service territory.  In addition, PSE holds approximately 447,100 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored at Jackson Prairie to natural gas customers.  PSE holds approximately 202,900 Dth per day of firm transportation capacity on NWP to supply natural gas to its electric generating facilities.  In addition, PSE holds over 34,200 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored in Jackson Prairie for its electric generating facilities. PSE’s firm transportation capacity contracts with NWP have remaining terms ranging from one to 23 years.  However, PSE has either the unilateral right to extend the contracts under the contracts’ current terms or the right of first refusal to extend such contracts under current FERC rules.
PSE’s firm transportation capacity for its natural gas customers on Westcoast’s pipeline is 135,800 Dth per day under various contracts, with remaining terms of two to four years.  PSE has other firm transportation capacity on Westcoast’s pipeline, which supplies the electric generating facilities, totaling 88,400 Dth per day, with remaining terms of two to four years and an option for PSE to renew its rights under the Westcoast contract.  PSE has firm transportation capacity for its natural gas customers on NOVA and Foothills pipelines, each totaling approximately 79,000 Dth per day, with remaining terms of two to four years and an option for PSE to renew its rights on the capacity on NOVA and Foothills pipelines.  PSE has other firm transportation capacity on NOVA and Foothills pipelines, which supplies the electric generating facilities, each totaling approximately 41,000 Dth per day, with remaining term of two years. PSE’s firm transportation capacity for its natural gas customers on the GTN pipeline, totaling over 77,000 Dth per day, with remaining term of two years and PSE has a first right-of-refusal to extend such contracts under current FERC rules. PSE has other firm transportation capacity on GTN pipeline, which supplies the electric generating facilities, totaling 40,600 Dth per day, with remaining terms of two years. PSE holds 259,000 Dth per day of firm capacity on CNGC to connect generating facilities to the pipeline grid with remaining terms of one year.

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

Air and Climate Change Protection
PSE owns numerous thermal generation facilities, including natural gas plants and an ownership percentage of Colstrip.  All of these facilities are governed by the Clean Air Act (CAA), and all have CAA Title V operating permits, which must be renewed every five years.  This renewal process could result in additional costs to the plants. PSE continues to monitor the permit renewal process to determine the corresponding potential impact to the plants. These facilities also emit GHG, and thus are also subject to any current or future GHG or climate change legislation or regulation.  The Colstrip plant represents PSE’s most significant source of GHG emissions.

Species Protection
PSE owns hydroelectric plants, wind farms and numerous miles of above ground electric distribution and transmission lines which can be impacted by laws related to species protection.  A number of species of fish have been listed as threatened or endangered under the Endangered Species Act (ESA), which influences hydroelectric operations, and may affect PSE operations, potentially representing cost exposure and operational constraints.  Similarly, there are a number of avian and terrestrial species that have been listed as threatened or endangered under the ESA or are protected by the Migratory Bird Treaty Act or the Bald and Golden Eagle Protection Act.  Prohibitions and permitting requirements set forth in these statutes and related regulations have the potential to influence operation of our wind farms and above ground transmission and distribution systems.

Remediation
PSE and its predecessors are responsible for environmental remediation at various sites.  These include properties currently and formerly owned by PSE (or its predecessors), as well as third-party owned properties where hazardous substances were allegedly generated, transported or released.  The primary cleanup laws to which PSE is subject include the Comprehensive Environmental Response, Compensation and Liability Act (federal) and, in Washington, the Model Toxics Control Act (state).  PSE is also subject to applicable remediation laws in the state of Montana for its ownership interest in Colstrip. These laws may hold liable any current or past owner or operator of a contaminated site, as well as any entity that generated and disposed of (or arranged for the disposal of) hazardous or other regulated substances at a contaminated site.

Hazardous and Solid Waste and PCB Handling and Disposal
Related to certain operations, including power generation and transmission and distribution maintenance, PSE must handle and dispose of certain hazardous and solid wastes.  These actions are regulated by the Solid Waste Disposal Act (as amended by the Resource Conservation and Recovery Act), the Toxic Substances Control Act (federal) and hazardous or dangerous waste regulations (state) that impose complex requirements on handling and disposing of regulated substances.

Water Protection
PSE facilities that discharge wastewater or storm water or store bulk petroleum products to regulated waters are governed by the Clean Water Act (federal and state), which includes the Oil Pollution Act amendments.  This includes most generation facilities (and all of those with water discharges and some with bulk fuel storage), and many other facilities and construction projects depending on drainage, facility or construction activities, and chemical, petroleum and material storage.

Mercury Emissions
Mercury control equipment has been installed at Colstrip and has operated at a level that meets the current Montana requirement.  Compliance, based on a rolling twelve-month average, was first confirmed in January 2011, and PSE continues to meet the requirement.

Siting New Facilities
In siting new generation, transmission, distribution or other related facilities in Washington, PSE is subject to the State Environmental Policy Act, and may be subject to the federal National Environmental Policy Act if there is a federal nexus, in addition to other possible local siting and zoning ordinances.  These requirements may potentially require mitigation of environmental impacts as well as other measures that can add significant cost to new facilities.

Recent and Future Environmental Law and Regulation
Recent and future environmental laws and regulations have been and may be adopted at a federal, state or local level and may have a significant impact on the cost of PSE operations. PSE monitors legislative and regulatory developments for environmental issues with the potential to alter the operation and cost of our generation plants, transmission and distribution system, and other assets. Described below are the recent, pending and potential future environmental laws and regulations with the most significant potential impacts to PSE’s operations and costs.

Climate Change and Greenhouse Gas Emissions
PSE implements both short-term measures and long-term strategies designed to manage GHG emissions in a scientifically sound and responsible fashion. The Company has worked closely with federal, state and local governments on deep decarbonization, and the reduction and mitigation of GHG emissions. As a result, the Company intends and expects be net zero methane emissions by the end of 2022, coal free by 2025 and its electric system will be carbon neutral by 2030. Further, the Company has an aspirational goal to be beyond net zero by 2045 for electric supply, gas sales and operations. The Company is also helping Washington State address GHG emissions from the transportation sector by investing in electric vehicles and developing liquefied natural gas for maritime and commercial transportation. PSE also remains mindful of our customers' expectation of reliable, affordable service. The Company considers the cost of the decarbonization efforts to date, as well as future efforts, in its IRP process, and will continue to engage in climate and GHG policy development.

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
The most recent data indicate that PSE’s total GHG emissions (direct and indirect) from its electric supply portfolio in 2020 were 8.3 million metric tons of carbon dioxide equivalents.  Approximately 25.3% of PSE’s total GHG emissions (approximately 2.1 million metric tons) are associated with PSE’s ownership and contractual interests in Colstrip. Compared to 2019, total emissions decreased appreciably, by 26.2%. This trend is due primarily to the retirement of Colstrip Units 1 and 3, totaling 307 MW of coal capacity, effective December 31, 2019. PSE’s overall emissions strategy demonstrates a concerted effort to manage customers’ needs with an appropriate balance of new renewable generation, existing generation owned and/or operated by PSE and significant energy efficiency efforts.

Executive Orders Addressing Environmental Issues
President Joseph Biden issued several executive orders in January 2021 that are likely to affect PSE’s environmental obligations. The new executive orders revoked several existing executive orders and established new federal environmental mandates, including rejoining the Paris Agreement on climate change, which requires commitments to reduce GHG emissions, among other things.

Federal Greenhouse Gas Rules: New and Existing Power Plants
The EPA sets rules that apply to both new and existing power plants regarding GHGs. In 2015, the EPA set a final rule regarding New Source Performance Standards (NSPS) for the control of carbon dioxide (CO2) from new power plants that burn fossil fuels under section 111(b) of the Clean Air Act. New natural gas power plants can emit no more than 1,000 lbs. of CO2/megawatt hour (MWh) which is achievable with the latest combined cycle technology. New coal power plants can emit no more than 1,400 lbs. of CO2/MWh. Carbon Dioxide Capture and Sequestration (CCS) was reaffirmed by the EPA in this rule as the “best system of emission reductions” (BSER). In 2018, due to the high cost and limited geographic availability of CCS, EPA issued a proposed rule that the BSER for newly constructed coal-fired units is the most efficient demonstrated steam cycle in combination with the best operating practices, but did not take action on a final rule nor has EPA proposed to amend the NSPS. In January 2021, EPA issued a framework for determining when standards are appropriate for GHG emissions from stationary source categories under Clean Air Act section 111(b)(1)(A).
In August 2015, the EPA issued a final rule under Section 111(d) of the Clean Air Act, referred to as the Clean Power Plan (CPP), to regulate GHG emissions from existing power plants. The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals.
In June 2019, the EPA repealed the CPP rule and finalized the Affordable Clean Energy (ACE) rule, pursuant to Section 111(d) of the Clean Air Act as a CPP rule replacement. The ACE rule established emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired plants. On January 19, 2021 the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued an opinion vacating the ACE rule and remanding the rule back to the Agency for further consideration consistent with its opinion, after finding that the Agency had misinterpreted the Clean Air Act when adopting the ACE rule. In February 2021, the EPA issued a memorandum notifying states that it will not requires the submittal of plans to the EPA under Section 111(d) because the court vacated the ACE rule without reinstating the CPP. The ACE rule will be reviewed by the U.S. Supreme Court (West Virginia v. EPA) and oral argument is scheduled for February, 28, 2022. PSE joined a coalition of utilities defending the vacatur of the ACE rule along with EPA, as well as, a coalition of states that includes Washington State. PSE cannot predict either the outcome of this case or its impact on the ACE rule or the CPP rule.

Washington Clean Air Rule
The Washington Clean Air Rule (CAR) was adopted in September 2016 in Washington State and attempts to reduce greenhouse gas emissions from “covered entities” located within Washington State. Included under the new rule are large manufacturers, petroleum producers and natural gas utilities, including PSE. The CAR sets a cap on emissions associated with covered entities, which decreases over time approximately 5.0% every three years. Entities must reduce their carbon emissions, or purchase emission reduction units (ERUs), as defined under the rule, from others.
In September 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed a lawsuit in the U.S. District Court for the Eastern District of Washington challenging the CAR. In September 2016, the four companies filed a similar challenge to the CAR in Thurston County Superior Court. In March 2018, the Thurston County Superior Court invalidated the CAR. The Washington Department of Ecology appealed the Superior Court decision in May 2018. As a result of the appeal, direct review to the Washington State Supreme Court was granted and oral argument was held on March 16, 2019. In January 2020, the Washington Supreme Court affirmed that CAR is not valid for “indirect emitters,” meaning it does not apply to the sale of natural gas for use by customers. The court ruled, however, that the rule can be severed and is valid for direct emitters including electric utilities with permitted air emission sources, but remanded the case back to the superior court to determine which parts of the rule survive. The remand is pending in the superior court. In light of the Supreme Court decision, the federal court litigation was dismissed on March 11, 2020. Notably, the Climate Commitment Act prohibits the Department of Ecology from adopting or enforcing a program that regulates greenhouse gas emissions from a stationary source except as provided in the Act, which could effectively preempt the Clean Air Rule.

Washington Climate Commitment Act
In 2021, the Washington Legislature adopted the Climate Commitment Act, which establishes a GHG emissions cap-and-invest program that will take effect on January 1, 2023. The Washington Department of Ecology is currently developing regulations to implement the program, but in general, the program will require covered entities to obtain emission allowances or offset credits for covered emissions.
The Climate Commitment Act will regulate PSE both as an electric utility and as a natural gas distribution utility. PSE will be required to obtain emission allowances or offset credits for GHG emissions associated with electricity generated or imported into the state if the emissions associated with this generation exceed 25,000 metric tons of carbon dioxide equivalent per year. As an electric utility subject to Washington’s Clean Energy Transformation Act, which is discussed below, PSE will receive some emission allowances at no cost through 2050 to mitigate impacts to ratepayers. The Department of Ecology is working on implementing regulations which are expected to be finalized later this year.

Washington Clean Energy Transformation Act
In May 2019, Washington State passed the Clean Energy Transformation Act that supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The Clean Energy Transition Act requires all electric utilities to eliminate coal-fired generation from their allocation of electricity by December 31, 2025; to be carbon-neutral by January 1, 2030, through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean energy implementation plans are required every four years from each investor-owned utility (IOU) and must propose interim targets for meeting the 2045 standard between 2030 and 2045, and describe an actionable plan that the IOU intends to pursue to meet the standard. The Washington Commission may approve, reject or recommend alterations to an IOU’s plan.
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
IOUs are considered to be in compliance when the cost of meeting the standard or an interim target within the four-year period between plans equals a 2% increase in the weather-adjusted sales revenue to customers from the previous year. If relying on the cost cap exemption, IOUs must demonstrate that they have maximized investments in renewable resources and non-emitting generation prior to using alternative compliance measures.
The law requires additional rulemaking by several Washington agencies for its measures to be enacted and PSE is unable to predict outcomes at this time. The Company intends to seek recovery of any costs associated with the clean energy legislation through the regulatory process.

Regional Haze Rule
In January 2017, the EPA provided revisions to the Regional Haze Rule which were published in the Federal Register. Among other things, these revisions delayed new Regional Haze review from 2018 to 2021; however, the end date will remain 2028. In January 2018, the EPA announced that it would revisit certain aspects of these revisions and PSE is unable to predict the outcome. Challenges to the 2017 Regional Haze Revision Rule are being held in abeyance in the U.S. Court of Appeals for the D.C. Circuit, pending resolution of EPA’s reconsideration of the rule.

Coal Combustion Residuals
In April 2015, the EPA published a final rule, effective October 2015, which regulates Coal Combustion Residuals (CCR) under the Resource Conservation and Recovery Act, Subtitle D. The CCR rule currently is self-implementing at a federal level, or can be implemented and enforced by a state. The rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash containment structures by establishing technical design, operation and maintenance, closure and post closure care requirements for CCR landfills and surface impoundments, and corrective action requirements for any related leakage.
In addition to the EPA's CCR rule, the operator of Colstrip and the state of Montana in 2012 entered into an Administrative Order of Consent (AOC) that also addresses clean up and closure of CCR units at Colstrip. The CCR rule and the AOC require significant changes to the Company's Colstrip operations and those changes were reviewed by the Company and the plant operator in the second quarter of 2015. PSE had previously recognized a legal obligation under the EPA rules to dispose of ash material at Colstrip in 2003. Due to the CCR rule, additional disposal costs were added to the Asset Retirement and Environmental Obligations (ARO). In 2018, the D.C. Circuit Court of Appeals overturned certain provisions of the CCR rule in 2018 and remanded some of its provisions back to the EPA. As a result of that decision and certain other developments, EPA has continued to work on developing new rules regarding CCR, including a date of April 11, 2021, for facilities to stop placing coal ash into unlined surface impoundments. In addition, the EPA has proposed a federal permitting program for coal ash disposal units along with the Water Infrastructure Improvement for the Nation Act (WIIN Act). The WIIN Act allows states to develop a state program for the regulation of CCR in lieu of the federal CCR rule, and also authorizes EPA to develop a federal permitting program. Currently, Montana has not applied for a state permit program, and EPA has not yet finalized a federal permitting program.

PCB Handling and Disposal
In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking soliciting information on a broad range of questions concerning inventory, management, use, and disposal of polychlorinated biphenyl (PCB)-containing equipment.
The rule was scheduled to be published in July 2015, but due to the number of comments received by the EPA, the rule has undergone multiple extensions and revisions. It was anticipated that the rule would be published in November 2017, but was placed on indefinite hold by the administration of President Donald Trump via executive order). The executive order was rescinded and it is expected that the new administration will revisit the ANPRM and PSE will continue to work closely with the Utility Solid Waste Activities Group and the American Gas Association to monitor developments. At this point, PSE cannot determine what impacts this rulemaking will have on its operations, if any.

Human Capital Resources
PSE is committed to maintaining a work environment free of violence or harassment or discrimination of any kind, including harassment based on race, color, gender, sex, sexual orientation, age, religion, creed, national origin, marital status, veteran status or disability. Violence and threatening behavior are not tolerated by the Company, and employees are expected to treat one another with mutual respect and dignity. PSE complies with all federal, state, and local employment laws and prohibit unlawful discrimination in the recruiting, hiring, compensating, promoting, transferring, training, downgrading, terminating, laying off, or recalling of any person based upon race, religion, creed, color, national origin, age, sex, sexual orientation, gender identity, marital status, veteran or military status, the presence of a disability, or any other characteristic protected by law.
Additional information regarding the Company’s human capital measures and objectives is contained in the Environmental, Social and Governance (ESG) report that can be found on the Company’s website, www.pse.com. The information on the Company’s website is not, and will not be deemed to be a part of this annual report on Form 10-K or incorporated into the Company’s other filings with the SEC.

Employee Overview
At December 31, 2021, PSE had 3,185 full-time equivalent employees. Approximately 970 PSE employees are represented by the International Brotherhood of Electrical Workers Union (IBEW) or the United Association of Plumbers and Pipefitters (UA). The UA contract was ratified effective December 2021, and will expire September 30, 2025. The IBEW contract was ratified effective April 1, 2020, and will expire March 31, 2026.
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

Employee Development
The Company offers development opportunities to employees. Some of the programs are:
•Employee wellness program: PSE maintains a wellness program that offers a wide range of resources and tools at little or no cost to employees and their families, including company sponsored wellness events and ongoing health and wellness communications. The PSE program also includes resources and tools that focus on mental health and wellbeing.
•Employee engagement: PSE has been conducting the Great Place to Work® survey since 2001 in an ongoing effort to create a culture that supports company values and enables PSE to do its best work on behalf of its customers and communities. The Company also conducts periodic pulse surveys to engage employees on relevant topics and provide them with opportunities to inform decisions.
•Professional development and tuition reimbursement: PSE provides its employees with tools and development resources to enhance their skills and careers at the Company. Employees are encouraged to discuss their professional development and identify interests during one-to-one discussions and annual performance reviews with their supervisors. Employees are provided with learning opportunities that support our diversity, equity and inclusion strategies and create a more inclusive culture. Leadership development is critical to PSE’s success and we provide training and support to help leaders more effectively navigate and work in different ways including virtually or in a hybrid workplace. PSE has multiple training programs and modules designed to educate employees on an assortment of health and safety practices and certifications, corporate ethics and compliance, business management, employee relations, environmental awareness, community engagement, and regulatory compliance, and emergency preparation and response. PSE also offers employees a tuition reimbursement program for relevant education opportunities.
•Diversity, Equity and Inclusion (DEI): PSE is committed to being our customers’ clean energy partner of choice and views DEI as an essential aspect of the Company's aspirations. As a result, PSE's employees are critical to creating an inclusive culture and the Company is committed to creating opportunities for engagement and learning from one another. PSE has nine active employee resource groups (ERGs) that are designed for inspiring engagement. ERGs are a benefit for its members and the Company as they create environments for integrating diverse perspectives, provide additional insight into how to solve problems, innovate, and meet customer needs. ERGs also help to build connections with local communities and business partners resulting in strengthened relationships. PSE joined a regional coalition of employers through the Washington Employers of Racial Equity (WERE) pledging our support for the Commitment to Progress. PSE also participates with other member companies of the Edison Electric Institute (EEI) to help shape DEI objectives. PSE currently is in the first phase, assess, of the 10-year process. The assess phase includes the following: (i) embedding the DEI assessment into functional work; (ii) gathering and analyzing data related to our community, customers, people and suppliers; (iii) gathering input from stakeholders; (iv) evaluating WERE and EEI commitments and DEI related efforts and (v) creating a task force to energize PSE ERGs to enhance employee engagement.

Executive Officers of the Registrants
The executive officers of Puget Energy as of February 24, 2022, are listed below along with their business experience during the past five years.  Officers of Puget Energy are elected for one-year terms.

Name	Age	Offices
M. E. Kipp	54	President since August 2019; Chief Executive Officer since January 2020. President and Chief Executive Officer at El Paso Electric from May 2017 to August 2019; Chief Executive Officer at El Paso Electric from December 2015 to May 2017; President at El Paso Electric from September 2014 to December 2015
K. Hasan	51	Senior Vice President and Chief Financial Officer since June 24, 2021; Executive Vice President and Chief Financial Officer of CLECO Corporation from 2018 to June 2021; Chief Risk Officer and Vice President at AES Corporation from 2014 to 2018
S. R. Secrist	60	Senior Vice President, General Counsel and Chief Ethics and Compliance Officer since January 2014
S. J. King	38	Controller and Principal Accounting Officer since November 2, 2017. Senior Manager at PricewaterhouseCoopers LLP (PwC), a public accounting firm, July 2016 - November 2017; Manager at PwC July 2013 - July 2016

The executive officers of PSE as of February 24, 2022, are listed below along with their business experience during the past five years.  Officers of PSE are elected for one-year terms.

Name	Age	Offices
M. E. Kipp	54	President since August 2019; Chief Executive Officer since January 2020. President and Chief Executive Officer at El Paso Electric from May 2017 to August 2019; Chief Executive Officer at El Paso Electric from December 2015 to May 2017
K. Hasan	51	Senior Vice President and Chief Financial Officer since June 2021; Executive Vice President and Chief Financial Officer of CLECO Corporation from 2018 to June 2021; Chief Risk Officer and Vice President at AES Corporation from 2014 to 2018
M. F. Hopkins	56	Senior Vice President Shared Services and Chief Information Officer since March 2020; Vice President and Chief Information Officer from August 2013 to March 2020
S. R. Secrist	60	Senior Vice President, General Counsel and Chief Ethics and Compliance Officer since January 2014
A. J. Rodriguez	43
Senior Vice President Regulatory & Strategy since January 2021. Interim Chief Executive Officer and General Counsel at El Paso Electric from August 2019 to September 2020; Senior Vice President - General Counsel at El Paso Electric from September 2017 to July 2020; Vice President - General Counsel at El Paso Electric from May 2017 to September 2017; Principal Attorney at El Paso Electric from July 2016 to May 2017

A.W. Wappler	57	Senior Vice President and Chief Customer Officer since November 2021. Vice President Customer Operations and Communications from 2016 to November 2021
S. J. King	38	Controller and Principal Accounting Officer since November 2, 2017. Senior Manager at PwC July 2016 - November 2017

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

Cyber-attacks, including cyber-terrorism, foreign-state support cyber threats or other information technology security breaches, or information technology failures may disrupt business operations, increase costs, lead to the disclosure of confidential information and damage PSE's reputation. Security breaches of PSE's information technology infrastructure, including cyber-attacks and cyber-terrorism, or other failures of PSE's information technology infrastructure could lead to disruptions of PSE's production and distribution operations, and otherwise adversely impact PSE's ability to safely and effectively operate electric and natural gas systems and serve customers. In addition, an attack on or failure of information technology systems could result in the unauthorized release of customer, employee or Company data that is crucial to PSE's operational security or could adversely affect PSE's ability to deliver and collect on customer bills. Such security breaches of PSE's information technology infrastructure could adversely affect our operations and business reputation, diminish customer confidence, subject PSE to financial liability or increased regulation, expose PSE to fines or material legal claims and liability and adversely affect our financial results. PSE has implemented preventive, detective and remediation measures to manage these risks, and maintains cyber risk insurance to mitigate the effects of these events. Nevertheless, these may not effectively protect all of PSE's systems all of the time. To the extent that the occurrence of any of these cyber-events is not fully covered by insurance, it could adversely affect PSE’s financial condition and results of operations.

Natural disasters like wildfires and catastrophic events, including terrorist acts, may adversely affect PSE's business.  Events such as fires, earthquakes, explosions, floods, tornadoes, extreme weather events, terrorist acts, and other similar occurrences, could damage PSE's operational assets, including utility facilities, information technology infrastructure, distributed generation assets and pipeline assets. Such events could likewise damage the operational assets of PSE's suppliers or customers. These events could disrupt PSE's ability to meet customer requirements, significantly increase PSE's response costs, and significantly decrease PSE's revenues. Unanticipated events or a combination of events, failure in resources needed to respond to events, or a slow or inadequate response to events may have an adverse impact on PSE's operations, financial condition, and results of operations. The availability of insurance covering catastrophic events like wildfires, sabotage and terrorism may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.
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

Costs of compliance with environmental, climate change and endangered species laws are significant and the costs or reduced revenue related to compliance with new and emerging laws and regulations and the occurrence of associated liabilities could adversely affect PSE’s results of operations. PSE’s operations are subject to extensive federal, state and local laws and regulations relating to environmental issues, including air emissions and climate change, endangered species protection, remediation of contamination, avian protection, waste handling and disposal, decommissioning, water protection and siting new facilities. In addition, recent laws proposed or passed by the State of Washington and various municipalities in PSE's service territory, including Seattle, seek to reduce or eliminate the use of natural gas in various contexts, such as for space and water heating in new commercial and multifamily buildings. As a result of these legal requirements, PSE must spend significant sums of money to comply with these measures including resource planning, remediation, monitoring, analysis, adoption of mitigation measures, use of pollution control equipment, and emissions-related abatement and fees.  New environmental laws and regulations affecting PSE’s operations or restricting the use of products sold by PSE may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to PSE or its facilities.  Compliance with these or other future regulations could require significant expenditures by PSE or reduce revenue and thus adversely affect PSE financially.  In addition, PSE may not be able to recover all of its costs for such expenditures through electric and natural gas rates in a timely manner.
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
In expressing concerns about the environmental and climate-related impacts from continued extraction, transportation, delivery and combustion of fossil fuels including natural gas, environmental advocacy groups and other third parties have in recent years undertaken greater efforts to oppose the permitting and construction of natural gas infrastructure projects. These efforts may increase in scope and frequency depending on a number of variables, including the future course of local, state and federal environmental regulation and the increasing financial resources devoted to these opposition activities. PSE cannot predict the effect that any such opposition may have on our ability to develop and construct natural gas infrastructure projects in the future.

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

Potential municipalization may adversely affect PSE's financial condition. PSE may be adversely affected if we experience a loss in the number of our customers due to municipalization or other related government action.  When a town, city, county, or portion of a county in PSE's service territory establishes its own municipal-owned utility or public utility district, it acquires PSE's assets and takes over the delivery of energy services that PSE provides.  Although PSE is compensated in connection with the government entity's acquisition of its assets, any such loss of customers and related revenue could negatively affect PSE's future financial condition.

Technological developments may have an adverse impact on PSE's financial condition. Advances in power generation, energy efficiency and other alternative energy technologies, such as solar generation, could lead to more wide-spread use of these technologies, thereby reducing customer demand for the energy supplied by PSE which could negatively impact PSE's revenue and financial condition.

PSE faces risks related to the COVID-19 pandemic and other outbreaks that could have a material adverse impact on our business and results of operations. Business disruptions arising from stay at home mandates due to the COVID-19 pandemic have adversely affected economic activity within Washington State and the United States of America. We cannot predict the degree that the continued spread of COVID-19 and efforts to contain the virus (including, but not limited to, voluntary and mandatory quarantines, vaccination requirements, restrictions on travel, limiting gatherings of people, and reduced operations and extended closures of many businesses and institutions) could materially impact our results of operations, financial condition and ongoing operations. The impacts include but are not limited to:
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

RISKS RELATING TO PUGET ENERGY'S AND PSE'S FINANCING

The Company's business is dependent on its ability to successfully access capital. The Company relies on access to internally generated funds, bank borrowings through multi-year committed credit facilities and short-term money markets as sources of liquidity and longer-term debt markets to fund PSE's utility construction program and other capital expenditure requirements of PSE.  If Puget Energy or PSE are unable to access capital on reasonable terms, their ability to pursue improvements or acquisitions, including generating capacity, which may be necessary for future growth, could be adversely affected.  Capital and credit market disruptions, a downgrade of Puget Energy's or PSE's credit rating or the unavailability of or the imposition of restrictions on borrowings under their credit facilities in the event of a deterioration of financial condition of Puget Energy or PSE may increase Puget Energy's and PSE’s cost of borrowing or adversely affect the ability to access one or more financial markets.

The amount of the Company's debt could adversely affect its liquidity and results of operations. Puget Energy and PSE have short-term and long-term debt, and may incur additional debt (including secured debt) in the future.  Puget Energy has access to a multi-year $800.0 million revolving credit facility, secured by substantially all of its assets, which has a maturity date of October 25, 2023. There was $33.3 million outstanding under the facility as of December 31, 2021.  Puget Energy's credit facility includes an expansion feature that could, subject to the commitment of one or more lenders, increase the size of the facility to $1.3 billion. PSE also has a separate credit facility, which provides PSE with access to a multi-year $800.0 million revolving credit facility, and includes an expansion feature that could, subject to the commitment of one or more lenders, increase the size of the facility to $1.4 billion. The PSE credit facility matures on October 25, 2023. As of December 31, 2021, no amounts were drawn and outstanding under the PSE credit facility. In addition, Puget Energy has issued $2.0 billion in senior secured notes, whereas PSE, as of December 31, 2021, had approximately $4.8 billion outstanding under first mortgage bonds, pollution control bonds and senior notes. The Company's debt level could have important effects on the business, including but not limited to:
•Making it difficult to satisfy obligations under the debt agreements and increasing the risk of default on the debt obligations;
•Making it difficult to fund non-debt service related operations of the business; and
•Limiting the Company's financial flexibility, including its ability to borrow additional funds on favorable terms or at all.

A downgrade in Puget Energy’s or PSE’s credit rating could negatively affect the ability to access capital, the ability to hedge in wholesale markets and the ability to pay dividends. Although neither Puget Energy nor PSE has any rating downgrade provisions in its credit facilities that would accelerate the maturity dates of outstanding debt, a downgrade in the Companies’ credit ratings could adversely affect the ability to renew existing or obtain access to new credit facilities and could increase the cost of such facilities.  For example, under Puget Energy’s and PSE’s facilities, the borrowing spreads over the London Interbank Offered Rate (LIBOR) (or other applicable index) and commitment fees increase if their respective corporate credit ratings decline.  A downgrade in commercial paper ratings could increase the cost of commercial paper and limit or preclude PSE’s ability to issue commercial paper under its current programs.
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
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR announced that it intends to phase out LIBOR by the end of 2021. In November 2020, LIBOR’s administrator indicated that US dollar LIBOR will likely continue to be published until June 30, 2023, which would allow time for certain legacy contracts to mature before US dollar LIBOR is no longer available.
If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, Puget Energy or PSE may suffer from potential increases in interest rates on any borrowings. Further, in the event Puget Energy or PSE extends or enters into any substantial amendments to its credit facility, it is possible that the lenders under such credit facility will require that an alternative index to LIBOR be incorporated into such credit facility.

Poor performance of pension and postretirement benefit plan investments and other factors impacting plan costs could unfavorably impact PSE’s cash flow and liquidity. PSE provides a defined benefit pension plan and postretirement benefits to certain PSE employees and former employees.  Costs of providing these benefits are based, in part, on the value of the plan’s assets and the current interest rate environment and therefore, adverse market performance or low interest rates could result in lower rates of return for the investments that fund PSE’s pension and postretirement benefits plans and could increase PSE’s funding requirements related to the pension plans.  Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase PSE's funding requirements related to the pension plans. Any contributions to PSE’s plans in 2022 and beyond as well as the timing of the recovery of such contributions in GRCs could impact PSE’s cash flow and liquidity.

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
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  In addition, beginning February 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio calculated on a regulatory basis is 44.0% or below, except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE's ability to declare or make any distribution is limited by its' corporate credit/issuer rating and EBITDA to interest ratio, as previously discussed above.  The common equity ratio, calculated on a regulatory basis, was 47.5% at December 31, 2021, and the EBITDA to interest expense was 5.5 to 1.0 for the twelve-months ended December 31, 2021.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

Challenges relating to the operation of the Tacoma LNG facility could adversely affect the Company’s operations.  The Tacoma LNG facility at the Port of Tacoma, a facility jointly owned by PSE and Puget Energy’s subsidiary, Puget LNG, is intended to provide peak-shaving services to PSE’s natural gas customers, and to provide LNG as fuel primarily to the maritime market. Puget LNG has entered into one fuel supply agreement with a maritime customer, and is marketing the facility’s expected output to other potential customers. Delays in the facility’s operation or in its ability to timely deliver fuel to customers could expose Puget LNG to damages under one or more fuel supply contracts, which could unfavorably impact Puget Energy’s return on investment.

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
From time to time, when deemed advisable and permitted, PSE and Puget Energy pay dividends on its common stock. During 2021, 2020, and 2019, PSE paid dividends to its parent, Puget Energy, and Puget Energy paid dividends to its parent, Puget Equico, in the amounts shown in Puget Energy's and PSE's Consolidated Statements of Common Shareholder's Equity, included in this Form 10-K.

ITEM 6. [Reserved]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-K. This section generally discusses the results of operations and changes in financial condition for 2021 compared to 2020. For discussion related to the results of operations and changes in financial condition for 2020 compared to 2019 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2020 Form 10-K, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Puget Energy’s and PSE’s actual results could differ materially from results that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.  Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy’s and PSE’s other reports filed with the U.S. Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy’s and PSE’s business, prospects and results of operations, including the COVID-19 pandemic.

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its wholly-owned subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma liquefied natural gas (LNG) facility which is under construction. All of Puget Energy's common stock is indirectly owned by Puget Holdings LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including the Canada Pension Plan Investment Board (CPPIB), the British Columbia Investment Management Corporation (BCIMC), the Alberta Investment Management Corporation (AIMCo), Ontario Municipal Employee Retirement System (OMERS) and PGGM Vermogensbeheer B.V. In July 2021, CPPIB entered into an agreement to sell its shares to Macquarie Washington Clean Energy Investment, L.P., and Ontario Teachers’ Pension Plan Board. The sale was approved by the Washington Commission and closed on February 22, 2022. Puget Energy and PSE are collectively referred to herein as “the Company.”
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

COVID-19 Update
The outbreak of the Coronavirus Disease 2019 (COVID-19) has resulted in a global pandemic. The Company continues to monitor the impact of the pandemic and take steps to mitigate known risks. The Company provides a critical and essential service to its customers and the health and safety of its employees and customers is its first priority. The Company is continuously monitoring its supply chain and is working closely with essential vendors to understand the impact of COVID-19 to its business and does not currently expect service disruptions to customers.
Due to various stages of continued stay at home orders, work from home mandates, and business disruptions caused by COVID-19, customer usage patterns were impacted, thus affecting the Company's electric and natural gas load. Overall, during the year ended December 31, 2021, electric and natural gas loads increased 1.3% and decreased 2.1%, respectively; residential electric and natural gas loads increased 5.2% and decreased 2.8%, respectively; and commercial electric and natural gas loads decreased 3.3% and 7.0%, respectively. Industrial customers, who represent 3.8% of the Company's total retail revenue and are generally transmission and transportation services which are not volumetric in nature, are not expected to be materially impacted. Revenue reductions are partially offset by the effects of decoupling. Decoupling revenue during the year ended December 31, 2021 was $12.5 million that was over collected for electric and $10.3 million of revenue that was recognized for natural gas, as compared to $49.6 million and $18.9 million revenue that was recognized in the same period of 2020 for electric and natural gas, respectively.
Due to business disruptions caused by the COVID-19 pandemic, the Company has incurred increased costs and partially offsetting cost savings through the year ended December 31, 2021. On September 3, 2020, the Company filed an accounting petition with the Washington Utilities and Transportation Commission (Washington Commission), requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. On November 6, 2020, PSE filed a revised petition which was approved on December 10, 2020 by the Washington Commission granting PSE's accounting petition in part by allowing the deferral of COVID-19 incremental costs and foregone revenue net of offsets. As of December 31, 2021, PSE deferred $23.3 million specific to COVID-19 net of offsets.
On March 27, 2020, the U.S. Government enacted the CARES Act, which provided approximately $2 trillion of economic relief and stimulus to support the national economy during the COVID-19 pandemic. This package included support for individuals, large corporations, small business, and health care entities, among other affected groups. Among other provisions, the CARES Act includes modifications to corporate income tax provisions, including temporary suspension of certain payment requirements for the employer portion of social security taxes. As a result of these modifications, the Company deferred payroll taxes totaling $6.8 million as of December 31, 2021.
The Company anticipates that electric and natural gas loads may be less impacted going forward. Continued work at home initiatives, however, remain in effect for many businesses, and may impact electric and natural gas loads, particularly among residential and commercial customers. Factors that may affect these assumptions include the duration, severity, and potential resurgence of the virus, government proclamations related to managing public health, and fiscal stimulus policies to support economic recovery.
On September 30, 2021, the Company announced that in order to comply with state and federal vaccine mandates all employees and contingent workers are required to be fully vaccinated against COVID-19. On December 10, 2021, the Company announced a pause in the vaccination requirement due to a federal court temporarily halting the Executive Order that required federal contractors to receive their final vaccine dose by January 4, 2022. The government vaccination mandate may impact the Company's and vendor staffing levels, which could affect storm response and the timeliness of our response to customers' inquiries.
Factors affecting PSE's performance are set forth in this “Overview” section, as well as in other sections of the Management's Discussion and Analysis.

Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as well as return on equity (ROE) excluding unrealized gains and losses on derivative instruments (net income plus unrealized losses and/or minus unrealized gains on derivative instruments divided by average common equity) that is considered a “non-GAAP financial measure.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that includes adjustments that result in a presentation that is not defined by GAAP. The Company believes that its return on average of monthly averages (AMA) equity, also a non-GAAP measure, is a suitable metric for comparing ROE across years and is a relevant metric for assessing and evaluating ROE performance against the Company's authorized regulated ROE.  The AMA equity is not intended to represent the regulated equity. PSE's ROE may not be comparable to other companies' ROE measures.  Furthermore, this measure is not intended to replace ROE (GAAP net income divided by GAAP average common equity) as an indicator of operating performance.
The following table presents PSE’s ROE, its return on AMA equity and its authorized regulated ROE for 2021 and 2020:

	2021			2020
(Dollars in Thousands)	Earnings	Average Common Equity	Return on Equity	Earnings	Average Common Equity	Return on Equity
Return on equity	$336,063	$4,268,420	7.9%	$274,280	$4,115,045	6.7%
Less/Plus: Unrealized gains and losses on derivative instruments, after-tax	(10,890)	—	*	21,178	—	*
Plus: Equity adjustments[1]	—	104,731	*	—	185,638	*
Plus: Impact of average of monthly average (AMA)	—	97,767	*	—	(3,533)	*
Return on AMA equity	$325,173	$4,470,918	7.3%	$295,458	$4,297,150	6.9%
Authorized regulated return on equity[2]			9.4%			9.4%
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
*Not meaningful and/or applicable.

The Company’s 2021 return on AMA equity was 7.3%, which is lower than the authorized regulated ROE primarily due to the following:
•Regulated equity (rate base multiplied by equity percent) was $630.3 million lower than AMA equity for the year ended December 31, 2021. The impact on ROE for this variance was negative 1.3%. The variance was primarily driven by investment in items that do not earn a return or earn a return that is less than the authorized ROE. Such items include investment in construction work in progress and growth in rate base since the last general rate case (GRC).
•Depreciation expense was $26.8 million higher than the amount allowed in rates on a pre-tax basis for the year ended December 31, 2021, for an impact on ROE of negative 0.6%.

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
•Acts of war, terrorism, or the impact of civil unrest to infrastructure or preventing access to infrastructure; and
•Risks due to pandemics, including supply shortages, rising costs, disruption to vendor or customer relationships, the potential for reputational harm, the impact of government, business and company closure of facilities, customer or contract defaults, concerns of safety to employees and customers, potential costs due to quarantining of employees and work-from-home policies, and the Company's and vendor staffing levels resulting from vaccination mandates.

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
On May 3, 2021, the Washington Governor signed legislation passed by the state legislature that would require investor-owned utilities to file a multiyear rate plan for two, three, or four years as part of a GRC filed with the Washington Commission on or after January 1, 2022. For the initial rate year, the legislation requires the Washington Commission to ascertain and determine the fair value for rate-making purposes of the property in service as of the date that rates go into effect. Utilities would be bound to the first and second year of a multiyear rate plan and can file for a new rate plan in years three or four. If a company earns greater than a half percent above its authorized rate of return on a regulated basis, revenues above the level must be deferred for funds to customers or another determination by the Washington Commission in a subsequent adjudicative proceeding. The Washington Commission must also set performance measurements to be assessed in the multiyear rate plan.

General Rate Case Filing
PSE filed a GRC which includes a three year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three rate years. PSE requested an overall rate of return of 7.39% in 2023; 7.44% in 2024; and 7.49% in 2025. The filing requests recovery of forecasted plant additions through 2022 as required by RCW 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan. The next phase of the filing will be to establish a procedural calendar for the adjudication of the case.
PSE filed a GRC with the Washington Commission on June 20, 2019, requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. On July 8, 2020, the Washington Commission issued its order on PSE’s GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.8% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s purchases gas adjustment (PGA) deferral to mitigate the impact of the rate increase in response to the economic uncertainty created by the COVID-19 pandemic. This reduced the electric revenue increase to approximately $0.9 million, or 0.05% and the natural gas increase to $1.3 million, or 0.15% and became effective October 15, 2020 and October 1, 2020, respectively.
On August 6, 2020, PSE filed a petition for judicial review with the Superior Court of the State of Washington for King County challenging the portion of the final order that requires PSE to pass back to customers the reversal of plant-related excess deferred income taxes in a manner that may deviate from the Internal Revenue Service (IRS) normalization and consistency rules.
On July 30, 2021, the IRS issued a PLR to PSE which concludes that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is an impermissible methodology under the IRS normalization and consistency rules. On September 28, 2021, the Washington Commission issued an order amending its order previously issued on July 8, 2020 to correct for items which were determined to be impermissible under IRS normalization and consistency rules as detailed in the PLR. To reflect the impact of the PLR, PSE has recorded a regulatory asset and additional revenues of $24.5 million in its operating results through December 31, 2021, of which $5.6 million was collected from customers. Therefore, the annualized overall rate impact for this element is an increase of $15.8 million, or 0.7%, for electric and $3.1 million, or 0.3%, for natural gas for a total of $18.9 million with rates effective October 1, 2021. This led to an overall annualized net increase to electric rates of $77.1 million, or 3.7%, an increase of $17.5 million above the $59.6 million granted in the revised final order. The order also led to an overall annualized net increase to natural gas rates of $45.3 million, or 5.9%, an increase of $2.4 million above the $42.9 million granted in the revised final order. The Washington Commission maintained adjustments that mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $48.3 million, or 2.3%, and the natural gas increase to $4.9 million, or 0.6%.
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

Decoupling Filings
On December 23, 2020, the Washington Commission approved PSE’s filing to update Schedule 142 decoupling amortization rates, with an effective date of January 1, 2021, by zeroing out rates still effective past October 15, 2020 on tariff sheet Schedule 142-H, which was replaced by rates on tariff sheet Schedule 142-I effective October 15, 2020. PSE included a true up of the over-collection amounts for the period of October 15, 2020 through December 31, 2020 in PSE’s annual May 2021 decoupling filing.
On June 1, 2021, the Washington Commission approved a multi-party settlement agreement in PSE's PCORC that was originally filed on December 9, 2020. As part of this settlement agreement, the electric annual fixed power cost allowed revenue was updated to reflect changes in the approved revenue requirement. The changes took effect on July 1, 2021.
On September 28, 2021, the Washington Commission approved 2019 GRC filing updated to PLR changes. As part of this filing, the annual electric and gas delivery cost allowed revenue was updated to reflect changes in the approved revenue requirement. The changes took effect on October 1, 2021.
On December 31, 2021, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $3.0 million of electric deferred revenue will not be collected within 24 months of the annual period; therefore, a reserve adjustment was booked to 2021 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.

The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
May 1, 2021[1]	1.0%	$21.4
January 1, 2021	(1.0)	(20.6)
October 15, 2020[2]	(0.5)	(10.2)
May 1, 2020	0.2	2.0
May 1, 2019	0.9	20.6
Natural Gas:
May 1, 2021	1.5%	$15.0
May 1, 2020	(0.5)	(4.8)
May 1, 2019	(5.3)	(45.9)
___________________

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

For the year ended December 31, 2021, in its PCA mechanism, PSE under recovered its allowable costs by $68.0 million of which $36.7 million was apportioned to customers and $1.7 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $76.1 million for the year ended December 31, 2020, of which $44.0 million was apportioned to customers and accrued $2.0 million interest on the total deferred customer balance. The under recovery in 2020 was included in the Power Cost Adjustment Clause filing, mentioned below.

Power Cost Adjustment Clause Filing
PSE updated its Schedule 95 rates in the Power Cost Adjustment Clause tariff to reflect the transition fee as required by Section 12 of the Microsoft Special Contract. Additionally, Schedule 95 rates also include portions of fixed power cost adjustments per the allowed decoupling rate re-allocation resulting from Microsoft becoming a transportation customer as well as small variable power cost adjustments.
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
The following table sets forth power cost adjustment clause filing approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
December 1, 2020[1]	2.1%	$43.9
October 15, 2020	(0.2)	(3.3)
July 3, 2020[2]	1.2	23.9
July 1, 2019	(1.2)	(24.9)
May 1, 2019	0.1	3.3
______________
1.The Schedule 95 PCA mechanism rates from the prior year that recover the 2019 imbalance (effective 12-1-2020 have been extending through December 31, 2022 to recover the imbalance attributable to 2020.
2.The rates for the Electric Special Contract were zeroed out effective July 3, 2020 following the July 2019 through June 2020 period. The actual residual amount resulting at July 31, 2020 were included in the electric Schedule 129 Low Income Program rates that become effective October 1, 2020.

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

Federal Incentive Tracker Tariff
The following table sets forth the federal incentive tracker tariff revenue requirement approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates from prior year	Total credit to be passed back to eligible customers (Dollars in Millions)
January 1, 2022	0.1%	$(28.2)
January 1, 2021	0.3	(29.5)
January 1, 2020	(0.04)	(37.8)
January 1, 2019	0.1	(38.7)

Low Income Program Tracker Tariff
The following table sets forth the low income program funding adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2021	0.3%	$5.8

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

Natural Gas Rates
Cost Recovery Mechanism
The following table sets forth cost recovery mechanism (CRM) rate adjustments approved by the Washington Commission and the corresponding impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2021	0.5%	$4.9
November 1, 2020	1.2	10.6
November 1, 2019	0.8	7.0

Purchased Gas Adjustment
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
On October 28, 2021, the Washington Commission approved PSE's request for November 2021 PGA rates in Docket UG-210721, effective November 1, 2021. As part of that filing, PSE requested an annual revenue increase of $59.1 million; where PGA rates, under Schedule 101, increase annual revenue by $80.6 million, and the tracker rates under Schedule 106, decrease annual revenue by $21.5 million. Those rate increases will be set in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B.

The following table presents the PGA mechanism balances and activity at December 31, 2021 and December 31, 2020:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	December 31,	December 31,
PGA receivable balance and activity	2021	2020
PGA receivable beginning balance	$87,655	$132,766
Actual natural gas costs	364,775	314,792
Allowed PGA recovery	(396,236)	(363,886)
Interest	1,741	3,983
PGA receivable ending balance	$57,935	$87,655

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

Property Tax Tracker Mechanism
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2021	0.3%	$3.2
May 1, 2020	(0.3)	(2.8)
May 1, 2019	(0.2)	(1.6)

Conservation Rider
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2021	(0.2)%	$(1.5)
May 1, 2020	0.4	3.5
May 1, 2019	0.1	1.1

Low Income Program Tracker Tariff
The following table sets forth the low income program funding adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2021	(0.3)%	$(3.0)

Other Proceedings
Voluntary Long-Term Renewable Energy
PSE offers Green Direct to larger customers (aggregated annual loads greater than 10,000 MWh) and government customers. The initial resource option offered under this rate schedule is a new wind generation facility with the capacity of approximately 136.8 MW which went into operation on November 7, 2020. The project is fully subscribed and the twenty-one customers under phase 1 of the program began taking service in November 2020.
The Washington Commission approved a second phase of the Green Direct product in 2018. The phase 2 project is the 150 MW Lund Hill Solar facility located in Klickitat County, Washington. The solar facility is expected to achieve full commercial operation in 2022 and will serve an additional twenty customers who enrolled in 2018. On March 1, 2021, the associated power purchase agreement went into effect under an interim supply agreement for renewable energy delivered to PSE’s system; and thus, the phase 2 customers began receiving renewable energy under their agreement on March 1, 2021. All Green Direct customers are now receiving a blend of the phase 1 wind and the renewable energy delivered under the phase 2 power purchase agreement.

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
On October 15, 2021, PSE submitted for the Washington Commission’s review and approval a Supplemental CACAP filing to continue assistance for PSE customers facing financial hardship due to COVID-19. The Supplemental CACAP would utilize carry-over funds not expended in any prior years under PSE’s Schedule 129 Home Energy Lifeline Program. The Supplemental CACAP benefits, for both electric and natural gas residential customers, would be a combined total of $34.5 million and be capped at $23.7 million and $10.8 million, respectively. Additionally, the Supplemental CACAP filing proposed to revise the CACAP-2 total program budget to $27.7 million for electric customers (instead of $20.0 million for electric customers and $7.7 million for natural gas customers). The Supplemental CACAP budget for natural gas customers of $10.8 million would be used for both the CACAP-2 program and the Supplemental CACAP program benefits.
The Supplemental CACAP benefits would be available to PSE’s residential customers who have a past due balance on their PSE electric or natural gas service account and who have a total net household income which is at or below 200% of the federal poverty level guidelines, based on household, as determined by the Company. The Supplemental CACAP benefits would cover a qualifying residential customer’s past due balance, up to $2,500. PSE would apply the Supplemental CACAP benefits to qualifying residential service accounts automatically with an opt-out option. The Supplemental CACAP was approved by the Washington Commission at the November 12, 2021 open meeting. Both CACAP-2 and Supplemental CACAP would be administered until funds are exhausted. PSE has processed 27,004 COVID-19 bill assistance applications totaling $18.0 million and processed 46,633 Supplemental CACAP applications totaling $26.5 million as of December 31, 2021.

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document.  The following discussion provides the significant items that impacted PSE’s results of operations for the years ended December 31, 2021, and December 31, 2020.

Non-GAAP Financial Measures – Electric and Natural Gas Margins
The following discussion includes financial information prepared in accordance with GAAP, as well as two other financial measures, electric margin and natural gas margin, that are considered “non-GAAP financial measures.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that includes adjustments that result in a presentation that is not defined by GAAP.  The presentation of electric margin and natural gas margin is intended to supplement an understanding of PSE’s operating performance.  Electric margin and natural gas margin are used by PSE to determine whether PSE is collecting the appropriate amount of revenue from its customers in order to provide adequate recovery of operating costs, including interest and equity returns.  PSE’s electric margin and natural gas margin measures may not be comparable to other companies’ electric margin and natural gas margin measures.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.
The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31,
	2021	2020
Operating income (loss)	$580,147	$509,192
Electric utility revenue	2,671,623	2,319,416
Purchased electricity	(784,565)	(593,719)
Electric generation fuel	(282,254)	(199,107)
Residential exchange	82,225	80,294
Utility electric margin (non-GAAP)	$1,687,029	$1,606,884
Natural gas operating revenue	$1,067,418	$980,913
Purchased natural gas	(398,553)	(362,872)
Utility natural gas margin (non-GAAP)	$668,865	$618,041
Other revenue	$66,620	$26,121
Unrealized gain (loss) on derivative instruments, net	13,785	(26,807)
Other operation and maintenance expenses	(629,864)	(597,048)
Non-utility expense and other	(56,242)	(42,266)
Depreciation and amortization	(807,519)	(747,131)
Taxes other than income tax expense	(362,527)	(328,602)
Operating income (loss)	$580,147	$509,192

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE’s service territory.
The following chart displays the changes in PSE’s electric margin for the years ended December 31, 2020, to December 31, 2021:

Electric Margin
2020 to 2021 comparison
$ (Millions)
$2,000
$1,800
$1,600
$1,606.9
$249.9
$86.3
$(62.1)
$9.5
$68.5
$(190.8)
$(83.1)
$1.9
$1,687.0
2020 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation & Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2021 Electric Margin

_______________
*Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

2020 compared to 2021
Electric Operating Revenue
Electric operating revenues increased $352.2 million primarily due to increased retail sales of $249.9 million, sales to other utilities and marketers of $86.3 million, transportation and other revenue of $68.5 million, and other decoupling revenue of $9.5 million; partially offset by a decrease in decoupling revenue of $62.1 million. These items are discussed in detail below:
•Electric retail sales increased $249.9 million due to an increase of $148.4 million in rates compared to the prior year and an increase of $101.5 million from an increase in retail electricity usage of 4.7%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent PCORC, GRC and PCA filing effective July 1, 2021, October 15, 2020 and December 1, 2020, respectively. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes. Residential and commercial usage increased 4.6% and 5.8%, respectively, driven by an increase in cooling and heating degree days of 13.6% and 8.5%, respectively, an increase in retail customers of 1.3% compared to 2020, and by COVID-19 business shut downs, primarily impacting commercial customers in 2020.
•Sales to other utilities and marketers increased $86.3 million primarily due to a 101.5% increase in the market prices and a 12.5% increase in volumes. The increase to the market price was driven by increases in natural gas prices due to constrained supply and increased demand. Higher sales volumes were the result of increased volume from

PSE's coal- and gas-fired generation which increased 22.6% and 15.6%, respectively in 2021, particularly in May-September 2021, driven by greater value in the market.
•Decoupling revenue decreased $62.1 million, primarily attributable to a $35.1 million and $27.0 million decrease in delivery and fixed production cost deferral revenues, respectively. This was driven by higher usage in the current period compared to the same period in 2020 usage as noted above in electric retail sales. This resulted in actual revenues being greater than allowed decoupling deferral revenues in the current year, whereas in the prior year actual revenues were lower compared to allowed revenues.
•Other decoupling revenue increased $9.5 million, primarily due to a $13.0 million increase related to GAAP alternative revenue program recognition guidelines. As of the year to date ended December 31, 2020, $8.0 million of decoupling revenues were not anticipated to be collected within 24 months, and therefore was reserved. The full $8.0 million reserve was recognized in the first quarter of 2021 resulting in an increase of $16.0 million, partially offset by $3.0 million of 2021 revenue currently reserved as its not anticipated to be collected within 24 month of December 31, 2021 and a $3.5 million increase in collection of prior year undercollected revenues due to an increase in amortization rates and customer usage.
•Transportation and other revenue increased $68.5 million primarily due the following: (i) an increase in net wholesale non-core gas sales of $40.3 million driven by a $74.2 million increase in sales as the average price of non-core gas increased 90.0% in 2021 compared to 2020. The increase in non-core gas sales were partially offset by a $63.0 million increase in the total cost of the non-core gas sold due to a 77.5% increase in the average price of non-core gas purchases. Higher gas prices in 2021 also resulted in a $29.2 million increase in gains on gas financial hedges in 2021 compared to 2020; (ii) revenue recognition of $20.4 million as a result of the IRS PLR which concluded the EDIT methodology that was included in rates following the 2019 GRC order was impermissible, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 7 of this report for more information, and $4.6 million collected from customers in 2021 for an impact of $15.8 million (iii) an increase in production tax credits (PTCs) deferral revenue of $5.8 million for the re-purpose of the PTCs driven by an increase in current period taxable income; (iv) an increase of $5.4 million in transmission revenue primarily related to short-term point to point transmission sales; (v) an increase in advanced metering infrastructure (AMI) return deferral of $3.4 million and (vi) an increase of $3.3 million in rent from wireless pole contacts. These increases were partially offset by a decrease in revenue subject to refunds of $7.7 million primarily due to the passback of the regulatory deferral to customers for the tax rate decrease in the Tax Cuts and Jobs Act in 2020.

Electric Power Costs
Electric power costs increased $272.1 million primarily due to an increase of $190.8 million of purchased electricity costs and $83.1 million of electric generation fuel costs. These items are discussed in detail below:
•Purchased electricity expense increased $190.8 million due to a 32.5% increase in wholesale prices due to prices trending higher in 2021 compared to 2020 when prices were down due to higher production, mild weather and a surplus due to decreased demands caused by COVID-19; partially offset by a 0.3% decrease in wholesale electricity purchases.
•Electric generation fuel expense increased $83.1 million primarily due to a $74.5 million increase in combustion turbine (CT) generation costs as CT production increased 15.6% driven by higher market heat rates, particularly between April - July 2021. Additionally, there was higher unit costs, the cost to produce power, due to higher natural gas prices in 2021.

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

The following chart displays the changes in PSE’s natural gas margin for the years ended December 31, 2020, to December 31, 2021:

Natural Gas Margin
2020 to 2021 comparison
$ (Millions)
$740
$720
$700
$680
$660
$640
$620
$600
$618.0
$100.9
$(8.7)
$(5.3)
$(0.3)
$(35.7)
$668.9
2020 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation & Other Revenue
Purchased Natural Gas
2021 Natural Gas Margin

_______________
* Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

2020 compared to 2021
Natural Gas Operating Revenue
Natural gas operating revenue increased $86.5 million primarily due to higher retail sales of $100.9 million. This increase was partially offset by decreased decoupling revenue of $8.7 million and decreased other decoupling revenue of $5.3 million. These items are discussed in the following details:
•Natural gas retail sales increased $100.9 million due to an increase in rates of $60.3 million and an increase in natural gas load of 4.3%, or $40.6 million of natural gas sales. The increase in rates is primarily due to the PGA increase effective November 1, 2020 and the tariffs effective October 1, 2020 filed pursuant to the Company's most recent GRC. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 7 of this report for natural gas rate changes. Natural gas load increased primarily due to an increase in commercial customer usage of 7.7% driven by higher COVID-19 business shut downs in 2020, residential customer usage of 3.1% driven by an increase in heating degree days of 8.5% and an increase in natural gas customers of 1.1%.
•Decoupling revenue decreased $8.7 million, primarily attributable to increased usage in the current period compared to the same period in 2020, as noted above in natural gas retail sales. This resulted in actual natural gas revenues being closer to allowed natural gas revenues in the current period compared to the same period in the prior year.
•Other decoupling revenue decreased $5.3 million due to an increase in current period amortization of prior year decoupling revenues compared to the same period in 2020. This is attributable to an increase in customer usage and amortization rates from increased cumulative deferral revenues to recover from customers.
Natural Gas Energy Costs
Purchased natural gas expense increased $35.7 million due to an increase in the PGA rates in November 2020 and an increase in natural gas usage of 4.3% as stated in the natural gas retail sales section above.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's other operating expenses and other income (deductions) for the years ended December 31, 2020, to December 31, 2021:

Other Operating Expenses and Other Income (Deductions)
2020 to 2021 comparison
$ (Millions)
$2,100
$2,050
$2,000
$1,950
$1,900
$1,850
$1,976.8
$(40.6)
$32.8
$14.0
$60.4
$33.9
$(8.3)
$(0.5)
$18.0
$2,086.5
2020 Expenses (Income)
(Gain) loss Derivatives
Utility O&M
Non-Utility and Other
Depreciation & Amortization
Taxes other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2021 Expenses (Income)

2020 compared to 2021
Other Operating Expenses
•Net unrealized (gain) loss on derivative instruments increased $40.6 million to a net gain of $13.8 million for the year-to-date ended December 31, 2021. The primary driver was the increase in the weighted average forward prices for electric and natural gas. Specifically, electric prices increased 41.4% resulting in $31.4 million in gain for electric. Natural gas prices increased 26.3% resulting in $92.4 million in gain for natural gas. These gains were offset by the net settlement of electric trades previously recorded as $11.9 million in gain and natural gas trades previously recorded as $71.3 million in gain.
•Utility Operations and Maintenance expense increased $32.8 million primarily due to increases of (i) $16.6 million driven by administrative and general expenses due to additional vice presidents and incentive and merit increases, customer service expenses due to higher low income assistance and green power spending, outside services employed due to higher legal costs and clean energy program costs, and uncollectible accounts; (ii) $14.5 million of distribution expense related to higher operations and maintenance costs associated with construction, vegetation management, inspections, maps and records and emergent outage work; (iii) $3.5 million of injuries and damages expense due to higher liability claims and insurance costs; (iv) $3.5 million related to higher CT plant operations costs; and (v) $2.1 million related to higher building maintenance, software and compliance costs. The increases were partially offset by decreased (i) customer records and collection expense of $3.8 million due to reduced call center and billing costs related to paperless billing adoption; (ii)$3.2 million of Colstrip operation costs and (iii) $3.1 million of distribution operations miscellaneous expenses driven by higher COVID-19 costs for service providers in 2020 as compared to 2021.
•Non-utility and other expense increased $14.0 million primarily due to $12.9 million related to the PWI land sale, which was comprised of $11.0 million for the cost of the sale and $1.9 million of selling expenses. Additionally, PSE had an increase for the long-term incentive plan of $6.6 million due to estimated performance results and an increase of $7.4 million related to biogas purchase expense, as compared to the prior year. These increases were partially offset by a $7.0 million biogas settlement in 2020 and a decrease in supplemental executive retirement plan (SERP) costs of $5.0 million.
•Depreciation and amortization expense increased $60.4 million primarily driven by: (i) electric amortization increased by $32.7 million or 54.7% from 2020. This increase is primarily driven by the $5.8 million change in PTC amortization, the completion of the amortization period for the regulatory liability with Microsoft power costs in 2020, and a $5.8 million increase in franchise amortization; (ii) common amortization increased by $9.3 million or 12.0% from 2020. The increase is primarily driven by a lower level of depreciation deferred for the get-to-zero (GTZ) projects due to the final 2019 GRC order offset by $51.8 million in net retirements; (iii) conservation amortization increased by $3.6 million due to an increase in retail usage of 4.7% and 4.3% for electric and natural gas, respectively; (iv) electric distribution depreciation increased a net of $6.4 million or 4.3% from 2020. The increase is primarily due to $199.0 million in net additions of electric distribution assets; and (v) natural gas distribution depreciation increased by $5.6 million or 4.7% from 2020. The increase is primarily due to $233.1 million in net additions in natural gas distribution assets.
•Taxes other than income taxes increased $33.9 million primarily due to an increase of $17.7 million related to the state excise tax and $11.5 million related to municipal taxes driven by the increase in retail revenue in 2021 as compared to 2020.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense decreased $8.3 million primarily due to the following expenses in 2020: (i) $6.3 million of SmartBurn, a pollution control technology that reduces nitrogen oxide, plant investment at Colstrip 3 & 4 which recovery was disallowed in 2020 per order of the Washington Commission in the Company's most recent GRC, (ii) write offs of $4.8 million of assets costs and (iii) strategic initiative costs of $3.1 million; partially offset by a decrease in PGA interest income of $2.2 million and an increase of $3.4 million of advertising expense in 2021 as compared to 2020.
•Income tax expense increased $18.0 million primarily driven by an increase in pre-tax book income of $16.8 million, a combined increase in treasury grant amortization, net AFUDC, and political contributions of $11.6 million; partially offset by the amortization of unprotected EDIT of $10.4 million.

Puget Energy
Substantially all the operations of Puget Energy are conducted through its regulated subsidiary, PSE.  Puget Energy’s results of operation for the years ended December 31, 2020, and December 31, 2021, were as follows:

Puget Energy Summary Results of Operation
2020 to 2021 comparison
$ (Millions)
$320
$300
$280
$260
$240
$220
$200
$180
$182.7
$61.8
$(0.5)
$(1.0)
$(0.2)
$23.1
$(5.1)
$260.8
2020 Puget Energy net income
PSE net income
Other operating revenue and income
Puget LNG net income
Non-utility expense and other
Interest expense
Income tax benefit (expense)
2021 Puget Energy net income

2020 compared to 2021
Summary Results of Operations
Puget Energy’s net income increased by $78.1 million, which is primarily attributable to an increase in PSE's net income of $61.8 million and a decrease in interest expense of $23.1 million. The decrease in interest expense is a result of lower interest rates on outstanding debt as compared to the prior period. Additionally, in 2020, Puget Energy extinguished certain senior notes which resulted in a loss of $13.5 million. For further details, see Note 7, "Long-Term Debt" to the consolidated financial statements included in Item 8 of this report. These increases were partially offset by a decrease in income tax benefit of $5.1 million driven by a decrease in the pre-tax book loss in 2021.

Capital Resources and Liquidity

Capital Requirements
Contractual Obligations and Commercial Commitments
The following are PSE's and Puget Energy's aggregate contractual obligations as of December 31, 2021:

	Payments Due Per Period
(Dollars in Thousands)	Total	2022	2023-2024	2025-2026	Thereafter
Contractual obligations:
Energy purchase obligations[1]	$7,594,344	$1,532,258	$1,968,091	$1,223,342	$2,870,653
Long-term debt including interest[2]	9,254,112	239,716	479,432	495,159	8,039,805
Short-term debt including interest	140,000	140,000	—	—	—
Service contract obligations	467,036	77,622	159,658	147,902	81,854
Non-cancelable operating leases[3]	272,221	23,945	46,717	36,762	164,797
PSE finance leases[3]	146,931	4,881	12,546	12,951	116,553
Pension and other benefits funding and payments	67,129	21,784	12,488	11,798	21,059
Total PSE contractual cash obligations	17,941,773	2,040,206	2,678,932	1,927,914	11,294,721
Long-term debt including interest[2]	2,397,803	516,599	139,590	482,450	1,259,164
Total Puget Energy contractual cash obligations	$20,339,576	$2,556,805	$2,818,522	$2,410,364	$12,553,885
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
3.For additional information, see Note 9, "Leases" to the consolidated financial statements included in Item 8 of this report.

The following are PSE’s and Puget Energy’s aggregate availability under commercial commitments as of December 31, 2021:

	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	2022	2023-2024	2025-2026	Thereafter
Commercial commitments:
PSE revolving credit facility[1]	$800,000	$—	$800,000	$—	$—
Inter-company short-term debt[2]	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	800,000	—	30,000
Puget Energy revolving credit facility[3]	766,700	—	766,700	—	—
Less: Inter-company short-term debt elimination[2]	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,566,700	$—	$1,566,700	$—	$—
_______________
1.As of December 31, 2021, PSE had a credit facility which provides $800.0 million of short-term liquidity needs and includes a backstop to the Company's commercial paper program. The credit facility matures in October 2023. The credit facility also includes a swingline feature allowing same day availability on borrowings up to $75.0 million and an expansion feature that, upon the banks' approval, would increase the total size of the facility to $1.4 billion. As of December 31, 2021, no loans or letters of credit were outstanding under the credit facility and $140.0 million was outstanding under the commercial paper program. The credit agreement is syndicated among numerous lenders. Outside of the credit agreement, PSE has a $2.5 million letter of credit in support of a long-term transmission contract.
2.As of December 31, 2021, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million.
3.As of December 31, 2021, Puget Energy had a revolving senior secured credit facility totaling $800.0 million, which matures in October 2023. The revolving senior secured credit facility is syndicated among numerous lenders. The revolving senior secured credit facility also has an expansion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. As of December 31, 2021, there was $33.3 million drawn and outstanding under the Puget Energy credit facility.

Off-Balance Sheet Arrangements
As of December 31, 2021, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  Due to business disruptions caused by the COVID-19 pandemic, the Company closely monitored and adjusted capital expenditures, resulting in a decrease of $39.1 million compared to forecasted amounts for 2021. Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $922.1 million in 2021.  Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Millions)	2022	2023	2024
Total energy delivery, technology and facilities expenditures	$973.9	$1,293.1	$1,292.1
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

Capital Resources
Cash from Operations

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2021	2020	Change
Net income	$336,063	$274,280	$61,783
Non-cash items[1]	691,953	724,650	(32,697)
Changes in cash flow resulting from working capital[2]	21,379	(57,578)	78,957
Regulatory assets and liabilities	(126,625)	(152,417)	25,792
Purchased gas adjustment	29,720	45,111	(15,391)
Other non-current assets and liabilities[3]	(32,097)	(9,236)	(22,861)
Net cash (used in)/provided by operating activities	$920,393	$824,810	$95,583
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

Year Ended December 31, 2021, compared to 2020
Cash generated from operations for the year ended December 31, 2021, increased by $95.6 million, including a net income increase of $61.8 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items decreased $32.7 million primarily due to a $40.6 million change from a net unrealized loss on derivative instruments of $26.8 million to a net unrealized gain on derivative instruments of $13.8 million, recognition of a $24.5 million regulatory asset as a result of the IRS PLR which concluded the EDIT methodology that was included in rates following the 2019 GRC order was impermissible, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 7 of this report for more information; deferred taxes of $23.9 million, $6.3 million related to loss in 2020 due to writing off the Smart Burn project at Colstrip, a $5.8 million change in PTC utilization, and equity AFUDC of $4.6 million, partially offset by increases in depreciation and amortization of $56.8 million, a decrease of amortization of TCJA related income tax expense over-collection of $12.5 million and increased conservation amortization of $3.6 million. For further discussion, see "Other Operating Expenses" in Item 7, Management's Discussion and Analysis and Note 14, "Income Taxes" in Item 8.
•Cash flows resulting from changes in working capital increased $79.0 million primarily due to an increase in accounts payable of $75.5 million, which was driven by higher sales volume of electricity and natural gas and increased wholesale energy prices; other increases include $17.2 million related to lower prepayment balances, $18.9 million in taxes payable, $13.0 million in accrued salaries and wages, $11.9 million due to less SERP liability payments and $5.2 million in other accrued expenses. The increases of cash inflow were partially offset by cash outflow increase in accounts receivable of $62.7 million.
•Cash flows resulting from regulatory assets and liabilities increased $25.8 million primarily due to a year-over-year change in power cost adjustment receivable, which was relatively flat in 2021, ($3.3 million), and higher in 2020, $41.0 million, resulting in a net cash inflow of $44.3 million. The increase was partially offset by a decrease of $21.8 million with the second Crisis Affected Customer Assistance Program, see Note 4 "Regulation and Rates" in Item 8 of this report for more information.
•Cash flow resulting from purchased gas adjustment (long-term) decreased $15.4 million, which was driven by higher actual gas cost with lower allowed PGA recovery in 2021 compared to 2020. Increased natural gas prices and higher sales volume led to a $50.0 million (or 15.9%) increase in actual gas costs in 2021 compared to 2020. Meanwhile, the total amount of allowed PGA recovery in 2021 increased $32.3 million (or 8.9%) compared to 2020. The combined effect led to year-over-year cash outflow.
•Cash flow resulting from changes in other non-current assets and liabilities decreased $22.9 million primarily due to a decrease of $20.5 million in payroll taxes deferral and a decrease of $2.4 million in other long-term assets and liabilities.

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2021	2020	Change
Net income	$(75,214)	$(91,563)	$16,349
Non-cash items[1]	18,312	2,841	15,471
Changes in cash flow resulting from working capital[2]	(26,229)	3,415	(29,644)
Other non-current assets and liabilities[3]	(10,664)	(11,935)	1,271
Net cash (used in)/provided by operating activities	$(93,795)	$(97,242)	$3,447
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

Year Ended December 31, 2021, compared to 2020
Cash generated from operations for the year ended December 31, 2021, in addition to the changes discussed at PSE above, increased by $3.4 million compared to the same period in 2020, which includes a net income increase of $16.3 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items increased $15.5 million primarily due to an increase of $29.0 million in deferred taxes, partially offset by a decrease of $13.5 million related to extinguishment of debt reflected in financing activities in 2020.
•Changes in cash flow resulting from working capital decreased $29.6 million primarily due to a $8.0 million decrease related to changes in eliminations of PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, an increase cash outflow of $13.0 million in tax payable and a decrease of $9.0 million in accrued interest, partially offset with a $0.4 million increase in other accrued expenses.
•Other non-current assets and liabilities decreased $1.3 million primarily due to change of the valuation of pension liability compared to the prior year.

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
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at December 31, 2021, PSE could issue:
•Approximately $1.8 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.9 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at December 31, 2021; and
•Approximately $933.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.6 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at December 31, 2021.
At December 31, 2021, PSE had approximately $8.1 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Critical Accounting Estimates
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

Regulatory Accounting
As a regulated entity of the Washington Commission and the FERC, PSE prepares its financial statements in accordance with the provisions of ASC 980.  The application of ASC 980 results in differences in the timing and recognition of certain revenue and expenses in comparison with businesses in other industries.  The rates that are charged by PSE to its customers are based on cost base regulation reviewed and approved by the Washington Commission and the FERC.  Under the authority of these commissions, PSE has recorded certain regulatory assets and liabilities at December 31, 2021, in the amount of $952.5 million and $1,709.5 million, respectively, and regulatory assets and liabilities at December 31, 2020, of $918.1 million and $1,685.2 million, respectively.  Such amounts are amortized through a corresponding liability or asset account, respectively, with no impact to earnings.  PSE expects to fully recover its regulatory assets and liabilities through its rates.  If future recovery of costs ceases to be probable, PSE would be required to write off these regulatory assets and liabilities.  In addition, if PSE determines that it no longer meets the criteria for continued application of ASC 980, PSE could be required to write off its regulatory assets and liabilities related to those operations not meeting ASC 980 requirements.
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

Derivatives
ASC 815 requires that all contracts considered to be derivative instruments be recorded on the balance sheet at their fair value unless the contracts qualify for an exception.  The Company enters into derivative contracts to manage its energy resource portfolio and interest rate exposure including forward physical and financial contracts and swaps.  Some of PSE’s physical electric supply contracts qualify for the normal purchase normal sale (NPNS) exception to derivative accounting rules.  Generally, NPNS applies to contracts with creditworthy counterparties, for which physical delivery is probable and in quantities that will be used in the normal course of business.  Power purchases designated as NPNS must meet additional criteria to determine if the transaction is within PSE’s forecasted load requirements and if the counterparty owns or controls energy resources within the Western Interconnection to allow for physical delivery of the energy.  PSE may enter into financial fixed contracts to economically hedge the variability of certain index-based contracts.  Those contracts that do not meet the NPNS exception are marked-to-market to current earnings in the statements of income. Natural gas derivative contracts qualify for deferral under ASC 980 due to the PGA mechanism.
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

For additional information, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," Note 10, "Accounting for Derivative Instruments and Hedging Activities" and Note 11, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.

Fair Value
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  However, as permitted under ASC 820, the Company utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of its assets and liabilities measured and reported at fair value.  The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  The Company primarily applies the market approach for recurring fair value measurements as it believes that this approach is used by market participants for these types of assets and liabilities.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  For further discussion on market risk, see Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" in this report.

Pension and Other Postretirement Benefits
PSE has a qualified defined benefit pension plan covering substantially all employees of PSE.  PSE recognized qualified pension expense of $21.4 million and $17.1 million for the years ended December 31, 2021, and 2020, respectively.  Of these amounts, approximately 48.7% and 50.6% were included in utility operations and maintenance expense in 2021 and 2020, respectively, and the remaining amounts were capitalized.  For the years ended December 31, 2021, and 2020, Puget Energy recognized incremental qualified pension income of $10.4 million and $11.3 million, respectively.  In 2022, it is expected that PSE and Puget Energy will recognize pension expense of $15.7 million and incremental qualified pension income of $8.7 million, respectively.
PSE has a SERP and recognized pension and other postretirement benefit expenses of $4.3 million and $5.0 million for the years ended December 31, 2021, and 2020, respectively.  For the years ended December 31, 2021, and 2020, Puget Energy recognized incremental income of $0.2 million and $0.3 million, respectively.  In 2022, it is expected that PSE and Puget Energy will recognize pension expense of $4.7 million and incremental pension income of $0.2 million, respectively.
PSE also has other limited postretirement benefit plans.  PSE recognized income of $0.1 million and $0.1 million for the years ended December 31, 2021, and 2020, respectively.  For the years ended December 31, 2021, and 2020, Puget Energy recognized incremental expense of $0.1 million and $0.1 million, respectively.  In 2022, it is expected that PSE and Puget Energy will recognize expense of $0.1 million and incremental expense of $0.1 million, respectively.
The Company’s pension and other postretirement benefits income or expense depend on several factors and assumptions, including plan design, timing and amount of cash contributions to the plan, earnings on plan assets, discount rate, expected long-term rate of return, mortality and health care cost trends.  Changes in any of these factors or assumptions will affect the amount of income or expense that the Company records in its financial statements in future years and its projected benefit obligation.  The Company has selected an expected return on plan assets based on a historical analysis of rates of return and the Company’s investment mix, market conditions, inflation and other factors.  The Company’s accounting policy for calculating the market-related value of assets is based on a five-year smoothing of asset gains or losses measured from the expected return on market-related assets.  This is a calculated value that recognizes changes in fair value in a systematic and rational manner over five years.  The same manner of calculating market-related value is used for all classes of assets and is applied consistently from year to year.  During 2021, the Company made cash contributions of $18.0 million to the qualified defined pension plan.  Management is closely monitoring the funding status of its qualified pension plan.  At December 31, 2021, and 2020, the Company’s qualified pension plan was $63.6 million overfunded and $14.7 million underfunded as measured under GAAP, or 107.6% and 98.3% funded, respectively. As of January 1, 2022, the plan's estimated funded ratio, as calculated under guidelines from The Pension Protection Act of 2006 and considering temporary interest rate relief measures approved by Congress, was more than 100%. The aggregate expected contributions and payments by the Company to fund the pension plan, SERP and other postretirement plans for the year ending December 31, 2022, are expected to be at least $18.0 million, $2.8 million and $0.3 million, respectively.
The discount rate used in accounting for pension and other benefit obligations increased from 2.70% in 2020 to 3.00% in 2021. The discount rate used in accounting for pension and other benefit expense decreased from 3.35% in 2020 to 2.70% in 2021. The rate of return on plan assets for qualified pension benefits decreased from 7.15% in 2020 to 6.50% in 2021. The rate of return on plan assets for other benefits was 7.00% in both 2020 and 2021.

The follow tables reflect the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

Puget Energy and Puget Sound Energy	Change in Assumption	Impact on Projected Benefit Obligation Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(49,299)	$(1,248)	$(494)
Decrease in discount rate	50 basis points	54,765	1,328	541

Puget Energy	Change in Assumption	Impact on 2021 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(3,652)	$(152)	$26
Decrease in discount rate	50 basis points	4,007	163	(24)
Increase in return on plan assets	50 basis points	$(3,712)	*	$(25)
Decrease in return on plan assets	50 basis points	3,712	*	25

Puget Sound Energy	Change in Assumption	Impact on 2021 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(3,652)	$(153)	$14
Decrease in discount rate	50 basis points	4,007	163	(10)
Increase in return on plan assets	50 basis points	$(3,712)	*	$(25)
Decrease in return on plan assets	50 basis points	3,712	*	25
_______________
* Calculation not applicable.

Recently Adopted Accounting Pronouncements
For the discussion of recently adopted accounting pronouncements, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements included in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Energy Portfolio Management
PSE maintains energy risk policies and procedures to manage risks inherent to participating in wholesale energy markets that may have related effects on credit, tax, accounting, financing and liquidity.  The nature of operating generation and distribution facilities, obtaining transmission service, securing fuel and other necessary services, and energy market participation generally is such that there is continuous exposure to various risks including market, asset reliability, operational, liquidity, model, and counterparty credit risk. PSE’s Energy Management Committee establishes PSE’s risk management policies and procedures, and is responsible for reviewing risk tolerances and limits, establishing delegations of authority, maintaining systemic and procedural adequacy of control system, and monitoring compliance.  The Energy Management Committee is comprised of certain PSE officers and is overseen by the PSE Board of Directors.
PSE's objective is to minimize commodity price exposure and risks associated with volumetric variability in the natural gas and electric portfolios to ensure physical energy supplies are available to serve retail customer loads while managing portfolio risks to limit undesired impacts and optimizing the capacity value of energy supply assets. It is not engaged in the business of assuming risk for the purpose of speculative trading.  PSE hedges open natural gas and electric positions to reduce both the portfolio risk and the volatility risk in prices.
PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools including a probabilistic risk system that models 250 simulations of how PSE’s natural gas and power portfolios will perform under various weather, hydroelectric and unit performance conditions. Based on the analytics from all of its models and tools, PSE enters into forward physical electric and natural gas purchase and sale agreements, fixed-for-floating swap contracts, and commodity options to manage its electric and natural gas portfolio risks. The forward physical electric and natural gas contracts are both fixed and variable (at index). To fix the price of wholesale electricity and natural gas, PSE may enter into fixed-for-floating swap (financial) contracts. PSE also utilizes natural gas options as an additional hedging instrument to increase the hedging portfolio's flexibility to react to commodity price fluctuations while also allowing for participation in low price commodity markets.
The following table presents the fair value of the Company’s energy derivatives instruments, recorded on the balance sheets:

Puget Energy and Puget Sound Energy	December 31, 2021		December 31, 2020
(Dollars in Thousands)	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$61,291	$50,979	$16,862	$23,697
Long-term	13,538	34,445	5,682	23,225
Total Electric Portfolio	$74,829	$85,424	$22,544	$46,922
Natural gas portfolio:
Current	$66,919	$12,330	$16,153	$7,744
Long-term	12,659	6,520	3,123	6,608
Total Natural Gas Portfolio	$79,578	$18,850	$19,276	$14,352
Total derivatives	$154,407	$104,274	$41,820	$61,274

At December 31, 2021, the Company had total assets of $154.4 million and total liabilities of $104.3 million related to derivative contracts used to hedge the supply and cost of electricity and natural gas to serve PSE customers. As the gains and losses in the electric portfolio are realized, they will be recorded as either purchased power costs or electric generation fuel costs under the PCA mechanism. Any fair value adjustments relating to the natural gas business have been deferred in accordance with ASC 980, due to the PGA mechanism, which passes the cost of natural gas supply to customers. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company’s derivative contracts by $45.6 million.

The change in fair value of the Company's outstanding energy derivative instruments from December 31, 2020, through December 31, 2021, is summarized in the table below:

Puget Energy and Puget Sound Energy
Energy Derivative Contracts Gain (Loss)
(Dollars in Thousands)	December 31, 2021
Fair value of contracts outstanding at December 31, 2020	$(19,454)
Contracts realized or otherwise settled during 2021	(141,910)
Change in fair value of derivatives	211,497
Fair value of contracts outstanding at December 31, 2021	$50,133
The fair of the Company's outstanding derivative instruments at December 31, 2021, based on pricing source and the period during which the instrument will mature, is summarized below:

Puget Energy and Puget Sound Energy Source of Fair Value	Fair Value of Contracts by Settlement Year
(Dollars in Thousands)	2022	2023-2024	2025-2026	Thereafter	Total
Prices provided by external sources[1]	$77,317	$18,840	$(1,152)	$—	$95,005
Prices based on internal models and valuation methods	(12,415)	(29,588)	(2,869)	—	(44,872)
Total fair value	$64,902	$(10,748)	$(4,021)	$—	$50,133
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
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of December 31, 2021, PSE held approximately $662.4 million in standby letters of credit or limited parental guarantees and had nine counterparties with unlimited parental guarantees, in support of various electric and natural gas transactions. The Company monitors counterparties for significant swings in credit default rates, credit rating changes by external rating agencies, ownership changes or financial distress. As of December 31, 2021, approximately 66.2% of the Company's total energy portfolio exposure was entered into with investment grade counterparties which, in the majority of cases, do not require collateral calls on the contracts. Counterparty credit risk may impact PSE's decisions on derivative accounting treatment.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against unrealized gain (loss) positions. As of December 31, 2021, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of December 31, 2021, PSE had cash posted as collateral of $12.8 million related to contracts executed on the ICE platform. Also, as of December 31, 2021, PSE had $24.0 million in cash posted as collateral and no letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the twelve months ended December 31, 2021.

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
The following table presents the carrying value and fair value of Puget Energy and Puget Sound Energy's long-term debt instruments:

Long-Term Debt Instruments	December 31, 2021		December 31, 2020
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Puget Energy	$6,203,766	$7,803,196	$5,892,440	$7,980,646
Puget Sound Energy	4,784,719	6,145,639	4,338,044	6,086,358
For further details regarding Puget Energy and Puget Sound Energy debt instruments, see Note 7, "Long-Term Debt" and Note 11, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.
From time to time, PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in other comprehensive income (OCI) related to the forward starting swaps and previously settled treasury lock contracts at December 31, 2021, was a net loss of $4.6 million after-tax and accumulated amortization.  This compares to an after-tax loss of $5.0 million in OCI as of December 31, 2020.  All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors, or a committee of the Board, as applicable and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at December 31, 2021.
The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.   As of December 31, 2021, the Company had no outstanding interest rate swap instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCHEDULE:
I. Condensed Financial Information of Puget Energy - December 31, 2021, and 2020, and for the Years Ended December 31, 2021, 2020, and 2019	134
II. Valuation and Qualifying Accounts and Reserves - Years Ended December 31, 2021, 2020, 2019	138
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

/s/ Mary E. Kipp	/s/ Kazi Hasan	/s/ Stephen J. King
Mary E. Kipp	Kazi Hasan	Stephen J. King
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer	Controller and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Puget Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Puget Energy, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded $962.2 million of regulatory assets and $1,791.1 million of regulatory liabilities as of December 31, 2021. Management accounts for the Company’s regulated operations in accordance with the Financial Accounting Standards Board’s (FASB) accounting guidance for regulated operations, which requires deferral of certain costs or losses that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. The FASB’s accounting guidance for regulated operations similarly requires deferral of revenues or gains that are expected to be returned to customers in the future. This accounting is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. As disclosed by management, the regulatory assets and liabilities are expected to be fully recovered through the Company’s rates. If future recovery of costs ceases to be probable, management would be required to write off the regulatory assets and liabilities. In addition, if management determines that it no longer meets the criteria for continued application of the FASB’s accounting guidance for regulated operations, management could be required to write off its regulatory assets and liabilities related to those operations not meeting the FASB’s requirements.

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
Portland, Oregon
February 24, 2022

We have served as the Company’s or its predecessor’s auditor since 1933.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Puget Sound Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Puget Sound Energy, Inc. and its subsidiary (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded $952.5 million of regulatory assets and $1,709.5 million of regulatory liabilities as of December 31, 2021. Management accounts for the Company’s regulated operations in accordance with the Financial Accounting Standards Board’s (FASB) accounting guidance for regulated operations, which requires deferral of certain costs or losses that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. The FASB’s accounting guidance for regulated operations similarly requires deferral of revenues or gains that are expected to be returned to customers in the future. This accounting is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. As disclosed by management, the regulatory assets and liabilities are expected to be fully recovered through the Company’s rates. If future recovery of costs ceases to be probable, management would be required to write off the regulatory assets and liabilities. In addition, if management determines that it no longer meets the criteria for continued application of the FASB’s accounting guidance for regulated operations, management could be required to write off its regulatory assets and liabilities related to those operations not meeting the FASB’s requirements.

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
Portland, Oregon
February 24, 2022

We have served as the Company’s or its predecessor’s auditor since 1933.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating revenue:
Electric	$2,671,623	$2,319,416	$2,497,041
Natural gas	1,067,418	980,913	875,371
Other	66,620	26,121	28,718
Total operating revenue	3,805,661	3,326,450	3,401,130
Operating expenses:
Energy costs:
Purchased electricity	784,565	593,719	652,560
Electric generation fuel	282,254	199,107	282,864
Residential exchange	(82,225)	(80,294)	(79,187)
Purchased natural gas	398,553	362,872	290,976
Unrealized (gain) loss on derivative instruments, net	(13,785)	26,807	3,574
Utility operations and maintenance	629,864	597,048	596,676
Non-utility expense and other	58,281	43,425	47,907
Depreciation and amortization	704,783	647,755	656,323
Conservation amortization	103,147	99,585	96,571
Taxes other than income taxes	362,527	328,602	333,858
Total operating expenses	3,227,964	2,818,626	2,882,122
Operating income (loss)	577,697	507,824	519,008
Other income (deductions):
Other income	57,483	58,759	59,905
Other expense	(14,467)	(23,207)	(9,053)
Interest charges:
AFUDC	16,743	14,827	14,559
Interest expense	(352,092)	(373,822)	(356,638)
Income (loss) before income taxes	285,364	184,381	227,781
Income tax (benefit) expense	24,515	1,664	17,073
Net income (loss)	$260,849	$182,717	$210,708

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$260,849	$182,717	$210,708
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $15,686 and $(609) and $(1,846), respectively	59,005	(2,288)	(6,947)
Other comprehensive income (loss)	59,005	(2,288)	(6,947)
Comprehensive income (loss)	$319,854	$180,429	$203,761

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2021	2020
Utility plant (at original cost, including construction work in progress of $870,204 and $712,204, respectively):
Electric plant	$9,729,643	$9,200,231
Natural gas plant	4,498,198	4,227,532
Common plant	1,155,567	1,116,524
Less: Accumulated depreciation and amortization	(4,031,458)	(3,671,094)
Net utility plant	11,351,950	10,873,193
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	324,897	324,184
Total other property and investments	1,981,410	1,980,697
Current assets:
Cash and cash equivalents	56,946	52,307
Restricted cash	46,204	29,544
Accounts receivable, net of allowance for doubtful accounts of $34,958 and $20,080, respectively	398,895	352,132
Unbilled revenue	271,606	221,871
Materials and supplies, at average cost	113,287	118,333
Fuel and natural gas inventory, at average cost	59,393	48,795
Unrealized gain on derivative instruments	128,210	33,015
Prepaid expenses and other	46,293	45,746
Power contract acquisition adjustment gain	17,274	14,874
Total current assets	1,138,108	916,617
Other long-term and regulatory assets:
Power cost adjustment mechanism	79,546	82,801
Purchased gas adjustment receivable	57,935	87,655
Regulatory assets related to power contracts	9,689	11,728
Other regulatory assets	815,058	747,651
Unrealized gain on derivative instruments	26,197	8,805
Power contract acquisition adjustment gain	63,660	80,900
Operating lease right-of-use asset	184,957	172,167
Other	163,374	80,751
Total other long-term and regulatory assets	1,400,416	1,272,458
Total assets	$15,871,884	$15,042,965

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
CAPITALIZATION AND LIABILITIES

	December 31,
	2021	2020
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,523,532	3,313,532
Retained earnings	1,067,216	912,787
Accumulated other comprehensive income (loss), net of tax	(27,432)	(86,437)
Total common shareholder’s equity	4,563,316	4,139,882
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,212,000
Pollution control bonds	161,860	161,860
Long-term debt	1,583,300	1,724,700
Debt discount, issuance costs and other	(203,394)	(206,120)
Total long-term debt	6,203,766	5,892,440
Total capitalization	10,767,082	10,032,322
Current liabilities:
Accounts payable	444,384	342,404
Short-term debt	140,000	373,800
Current maturities of long-term debt	450,000	526,412
Accrued expenses:
Taxes	127,398	110,752
Salaries and wages	47,936	42,530
Interest	67,807	73,647
Unrealized loss on derivative instruments	63,309	31,441
Power contract acquisition adjustment loss	1,785	2,039
Operating lease liabilities	20,398	19,204
Other	62,406	73,385
Total current liabilities	1,425,423	1,595,614
Other Long-term and regulatory liabilities:
Deferred income taxes	912,484	810,729
Unrealized loss on derivative instruments	40,965	29,833
Regulatory liabilities	844,184	732,498
Regulatory liability for deferred income taxes	865,976	953,274
Regulatory liabilities related to power contracts	80,934	95,774
Power contract acquisition adjustment loss	7,904	9,689
Operating lease liabilities	172,510	160,980
Finance lease liabilities	105,303	320
Other deferred credits	649,119	621,932
Total long-term and regulatory liabilities	3,679,379	3,415,029
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$15,871,884	$15,042,965

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	200	$—	$3,308,957	$629,003	$(77,202)	$3,860,758
Net income (loss)	—	—	—	210,708	—	210,708
Common stock dividend paid	—	—	—	(64,220)	—	(64,220)
Other comprehensive income (loss)	—	—	—	—	(6,947)	(6,947)
Balance at December 31, 2019	200	$—	$3,308,957	$775,491	$(84,149)	$4,000,299
Net income (loss)	—	—	—	182,717	—	182,717
Common stock dividend paid	—	—	—	(45,421)	—	(45,421)
Capital contribution	—	—	4,575	—	—	4,575
Other comprehensive income (loss)	—	—	—	—	(2,288)	(2,288)
Balance at December 31, 2020	200	$—	$3,313,532	$912,787	$(86,437)	$4,139,882
Net income (loss)	—	—	—	260,849	—	260,849
Common stock dividend paid	—	—	—	(106,420)	—	(106,420)
Capital contribution	—	—	210,000	—	—	210,000
Other comprehensive income (loss)	—	—	—	—	59,005	59,005
Balance at December 31, 2021	200	$—	$3,523,532	$1,067,216	$(27,432)	$4,563,316

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net Income (Loss)	$260,849	$182,717	$210,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	704,783	647,755	656,323
Conservation amortization	103,147	99,585	96,571
Deferred income taxes and tax credits, net	(1,228)	(6,287)	7,475
Net unrealized (gain) loss on derivative instruments	(13,785)	26,807	3,574
(Gain) or loss on extinguishment of debt	—	13,546	—
AFUDC - equity	(27,806)	(23,223)	(15,802)
Production tax credit	(45,562)	(39,761)	(68,622)
Other non-cash	(9,284)	9,069	(4,639)
Funding of pension liability	(18,000)	(18,000)	(18,000)
Regulatory assets and liabilities	(126,625)	(152,417)	(79,233)
Purchased gas adjustment	29,720	45,111	(132,766)
Other long term assets and liabilities	(24,761)	(3,171)	(16,098)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(96,498)	(32,994)	3,058
Materials and supplies	5,046	(2,649)	(6,018)
Fuel and natural gas inventory	(10,598)	3,287	1,268
Purchased gas adjustment	—	—	9,921
Prepayments and other	(997)	(18,242)	(1,103)
Accounts payable	84,775	16,516	(116,311)
Taxes payable	16,646	10,773	(18,133)
Other	(3,224)	(30,854)	15,163
Net cash provided by (used in) operating activities	826,598	727,568	527,336
Investing activities:
Construction expenditures - excluding equity AFUDC	(922,144)	(908,136)	(959,387)
Other	1,367	5,340	6,908
Net cash provided by (used in) investing activities	(920,777)	(902,796)	(952,479)
Financing Activities:
Change in short-term debt, net	(233,800)	197,800	(203,297)
Dividends paid	(106,420)	(45,421)	(64,220)
Investment from parent	210,000	4,575	—
Proceeds from long-term debt and bonds issued	961,538	644,690	689,351
Redemption of bonds and notes	(502,410)	(450,000)	—
Repayment of term loan and revolving credit	(234,000)	(159,400)	—
Other	20,570	(1,311)	13,893
Net cash provided by (used in) financing activities	115,478	190,933	435,727
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,299	15,705	10,584
Cash, cash equivalents, and restricted cash at beginning of period	81,851	66,146	55,562
Cash, cash equivalents, and restricted cash at end of period	$103,150	$81,851	$66,146
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$329,894	$336,441	$328,703
Cash payments (refunds) for income taxes	22,647	4,974	10,616
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flow	$89,958	$58,304	$58,329
Reclassification of Colstrip from utility plant to a regulatory asset	—	—	4,163
Recognition of finance lease eliminated from cash flows	105,176	—	—
The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating revenue:
Electric	$2,671,623	$2,319,416	$2,497,041
Natural gas	1,067,418	980,913	875,371
Other	66,620	26,121	28,718
Total operating revenue	3,805,661	3,326,450	3,401,130
Operating expenses:
Energy costs:
Purchased electricity	784,565	593,719	652,560
Electric generation fuel	282,254	199,107	282,864
Residential exchange	(82,225)	(80,294)	(79,187)
Purchased natural gas	398,553	362,872	290,976
Unrealized (gain) loss on derivative instruments, net	(13,785)	26,807	3,574
Utility operations and maintenance	629,864	597,048	596,676
Non-utility expense and other	56,242	42,266	44,403
Depreciation and amortization	704,372	647,546	656,220
Conservation amortization	103,147	99,585	96,571
Taxes other than income taxes	362,527	328,602	333,858
Total operating expenses	3,225,514	2,817,258	2,878,515
Operating income (loss)	580,147	509,192	522,615
Other income (deductions):
Other income	46,523	46,923	47,766
Other expense	(14,467)	(23,207)	(9,053)
Interest charges:
AFUDC	16,743	14,827	14,559
Interest expense	(248,624)	(247,213)	(243,815)
Income (loss) before income taxes	380,322	300,522	332,072
Income tax (benefit) expense	44,259	26,242	39,148
Net income (loss)	$336,063	$274,280	$292,924

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$336,063	$274,280	$292,924
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $17,925, $1,897 and $539, respectively	67,431	7,136	2,022
Amortization of treasury interest rate swaps to earnings, net of tax of $103, $102 and $102, respectively	384	385	385
Other comprehensive income (loss)	67,815	7,521	2,407
Comprehensive income (loss)	$403,878	$281,801	$295,331

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2021	2020
Utility plant (at original cost, including construction work in progress of $870,204 and $712,204, respectively):
Electric plant	$11,535,976	$11,035,402
Natural gas plant	5,054,622	4,786,419
Common plant	1,177,598	1,139,120
Less: Accumulated depreciation and amortization	(6,416,246)	(6,087,748)
Net utility plant	11,351,950	10,873,193
Other property and investments:
Other property and investments	74,602	83,855
Total other property and investments	74,602	83,855
Current assets:
Cash and cash equivalents	50,043	51,177
Restricted cash	46,204	29,544
Accounts receivable, net of allowance for doubtful accounts of $34,958 and $20,080, respectively	402,602	355,850
Unbilled revenue	271,606	221,871
Materials and supplies, at average cost	113,287	118,333
Fuel and natural gas inventory, at average cost	58,129	47,531
Unrealized gain on derivative instruments	128,210	33,015
Prepaid expenses and other	46,293	45,746
Total current assets	1,116,374	903,067
Other long-term and regulatory assets:
Power cost adjustment mechanism	79,546	82,801
Purchased gas adjustment receivable	57,935	87,655
Other regulatory assets	815,058	747,651
Unrealized gain on derivative instruments	26,197	8,805
Operating lease right-of-use asset	184,957	172,167
Other	162,391	79,231
Total other long-term and regulatory assets	1,326,084	1,178,310
Total assets	$13,869,010	$13,038,425

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
CAPITALIZATION AND LIABILITIES

	Year Ended December 31,
	2021	2020
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,485,105	3,485,105
Retained earnings	982,607	876,401
Accumulated other comprehensive income (loss), net of tax	(113,141)	(180,956)
Total common shareholder’s equity	4,355,430	4,181,409
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,212,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(39,141)	(35,816)
Total long-term debt	4,784,719	4,338,044
Total capitalization	9,140,149	8,519,453
Current liabilities:
Accounts payable	451,716	342,504
Short-term debt	140,000	373,800
Current maturities of long-term debt	—	2,412
Accrued expenses:
Taxes	133,406	107,254
Salaries and wages	47,936	42,530
Interest	51,832	48,189
Unrealized loss on derivative instruments	63,309	31,441
Operating lease liabilities	20,398	19,204
Other	62,406	73,385
Total current liabilities	971,003	1,040,719
Other long-term and regulatory liabilities:
Deferred income taxes	1,084,203	987,382
Unrealized loss on derivative instruments	40,965	29,833
Regulatory liabilities	842,920	731,234
Regulatory liability for deferred income taxes	866,541	953,987
Operating lease liabilities	172,510	160,980
Finance lease liabilities	105,303	320
Other deferred credits	645,416	614,517
Total long-term and regulatory liabilities	3,757,858	3,478,253
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$13,869,010	$13,038,425

The accompanying notes are an integral part of the consolidated financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	85,903,791	859	3,275,105	622,844	(190,884)	3,707,924
Net income (loss)	—	—	—	292,924	—	292,924
Common stock dividend paid	—	—	—	(164,575)	—	(164,575)
Capital contribution	—	—	210,000	—	—	210,000
Other comprehensive income (loss)	—	—	—	—	2,407	2,407
Balance at December 31, 2019	85,903,791	$859	$3,485,105	$751,193	$(188,477)	$4,048,680
Net income (loss)	—	—	—	274,280	—	274,280
Common stock dividend paid	—	—	—	(149,072)	—	(149,072)
Other comprehensive income (loss)	—	—	—	—	7,521	7,521
Balance at December 31, 2020	85,903,791	$859	$3,485,105	$876,401	$(180,956)	$4,181,409
Net income (loss)	—	—	—	336,063	—	336,063
Common stock dividend paid	—	—	—	(229,857)	—	(229,857)
Other comprehensive income (loss)	—	—	—	—	67,815	67,815
Balance at December 31, 2021	85,903,791	$859	$3,485,105	$982,607	$(113,141)	$4,355,430
The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net Income (Loss)	$336,063	$274,280	$292,924
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	704,372	647,546	656,220
Conservation amortization	103,147	99,585	96,571
Deferred income taxes and tax credits, net	(8,652)	15,271	20,474
Net unrealized (gain) loss on derivative instruments	(13,785)	26,807	3,574
AFUDC - equity	(27,806)	(23,223)	(15,802)
Production tax credit	(45,562)	(39,761)	(68,622)
Other non-cash	(19,761)	(1,575)	(15,154)
Funding of pension liability	(18,000)	(18,000)	(18,000)
Regulatory assets and liabilities	(126,625)	(152,417)	(79,173)
Purchased gas adjustment	29,720	45,111	(132,766)
Other long term assets and liabilities	(14,097)	8,764	(8,967)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(96,487)	(33,835)	7,650
Materials and supplies	5,046	(2,649)	(6,018)
Fuel and natural gas inventory	(10,598)	3,287	1,210
Purchased gas adjustment	—	—	9,921
Prepayments and other	(997)	(18,242)	(1,103)
Accounts payable	92,007	16,549	(116,370)
Taxes payable	26,152	7,277	(18,016)
Other	6,256	(29,965)	15,371
Net cash provided by (used in) operating activities	920,393	824,810	623,924
Investing Activities:
Construction expenditures - excluding equity AFUDC	(908,273)	(876,437)	(919,271)
Other	1,367	5,340	6,908
Net cash provided by (used in) investing activities	(906,906)	(871,097)	(912,363)
Financing Activities
Change in short-term debt, net	(233,800)	197,800	(203,297)
Dividends paid	(229,857)	(149,072)	(164,575)
Investment from parent	—	—	210,000
Proceeds from long-term debt and bonds issued	446,063	—	443,151
Redemption of bonds and notes	(2,410)	—	—
Other	22,043	13,389	14,558
Net cash provided by (used in) financing activities	2,039	62,117	299,837
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,526	15,830	11,398
Cash, cash equivalents, and restricted cash at beginning of period	80,721	64,891	53,493
Cash, cash equivalents, and restricted cash at end of period	$96,247	$80,721	$64,891
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$223,484	$228,420	$219,665
Cash payments (refunds) for income taxes	38,442	11,521	19,269
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flow	$89,958	$58,304	$58,329
Reclassification of Colstrip from utility plant to a regulatory asset	—	—	4,163
Recognition of finance lease eliminated from cash flows	105,176	—	—

The accompanying notes are an integral part of the consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation
Puget Energy is an energy services holding company that owns Puget Sound Energy (PSE). PSE is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma liquefied natural gas (LNG) facility. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that are incurred by PSE and allocated to Puget LNG are related party transactions by nature.
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

Depreciation and Amortization
The Company provides for depreciation and amortization on a straight-line basis.  Amortization is recorded for intangibles such as regulatory assets and liabilities, computer software and franchises. The annual depreciation provision stated as a percent of a depreciable electric utility plant was 3.4%, 3.5%, and 3.4% in 2021, 2020, and 2019, respectively; depreciable natural gas utility plant was 2.8%, 2.9%, and 2.8% in 2021, 2020, and 2019, respectively; and depreciable common utility plant was 6.8%, 7.3% and 7.3% in 2021, 2020, and 2019, respectively. The cost of removal is collected from PSE’s customers through depreciation expense and any excess is recorded as a regulatory liability.

Tacoma LNG Facility
On February 1, 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and is expected to commence commercial operations in the first quarter of 2022. In December 2019, the Puget Sound Clean Air Agency (PSCAA) issued the air quality permit for the facility, and the Pollution Hearings Control Board of Washington State upheld the approval following extended litigation. When in-service, the Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and provide LNG as fuel to transportation customers, particularly in the marine market at a lower cost due to the facility's scale.
Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $244.7 million and $231.6 million of construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" financial statement line item as of December 31, 2021, and December 31, 2020, respectively. Additionally, $1.3 million, $0.6 million, and $1.2 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item in 2021, 2020, and 2019, respectively. Additionally, $239.6 million and $207.7 million of construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of December 31, 2021, and December 31, 2020, respectively, as PSE is a regulated entity.

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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $268.5 million, $240.8 million and $236.5 million for 2021, 2020, and 2019, respectively. The Company reports the collection of such taxes on a gross basis in operation revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.
PSE's electric and natural gas operations contain a revenue decoupling mechanism under which PSE's actual energy delivery revenues related to electric transmission and distribution, natural gas operations and general administrative costs are compared with authorized revenues allowed under the mechanism. The mechanism mitigates volatility in revenue and gross margin erosion due to weather and energy efficiency. Any differences in revenue are deferred to a regulatory asset for under recovery or regulatory liability for over recovery under alternative revenue recognition standard. Revenue is recognized under this program when deemed collectible within 24 months based on alternative revenue recognition guidance. Decoupled rate increases are effective May 1 of each year subject to a soft rate cap of total revenue for decoupled rate schedules, where rate cap is applied to under-collected revenue and any over-collected revenues are passed back to customers at 100%. Any excess under-recovered revenue above the rate cap will be included in the following year's decoupled rate and the Company will only be able to recognize revenue below the rate cap of total revenue for decoupled rate schedules. For revenue deferrals exceeding the annual rate cap of total revenue for decoupled rate schedules, the Company will assess the excess amount to determine its ability to be collected within 24 months per GAAP rules. The soft rate cap test, which limits the amount of revenues PSE can collect in its annual filings, is 5.0% for natural gas customers and 3.0% for electric customers. The Company will not record any decoupling revenue that is expected to take longer than 24 months to collect following the end of the annual period in which the revenues would have otherwise been recognized. Once determined to be collectible within 24 months, any previously non-recognized amounts will be recognized. Revenues associated with energy costs under the power cost adjustment (PCA) mechanism and purchased gas adjustment (PGA) mechanism are excluded from the decoupling mechanism.

Allowance for Credit Losses
On January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments – Credit Losses (ASC 326), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables, loan receivables, and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. The only financial assets within the scope of ASU 2016-13 for the Company are trade receivables.
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

The following table presents the activity in the allowance for credit losses for accounts receivable at December 31, 2021, and 2020:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31,
Allowance for credit losses:	2021	2020
Beginning balance	$20,080	8,294
Provision for credit loss expense[1]	27,204	23,292
Receivables charged-off	(12,326)	(11,506)
Total ending allowance balance	$34,958	$20,080
1 $2.8 million and $0.0 million of provision were deferred as cost specific to COVID-19 in 2021 and 2020, respectively.

Self-Insurance
PSE is self-insured for storm damage and certain environmental contamination associated with current operations occurring on PSE-owned property.  In addition, PSE is required to meet a deductible for a portion of the risk associated with comprehensive liability, workers’ compensation claims and catastrophic property losses other than those which are storm related.  The cumulative annual cost threshold for deferral of storms under the mechanism is $10.0 million.  Additionally, costs may only be deferred if the outage meets the Institute of Electrical and Electronics Engineers (IEEE) outage criteria for system average interruption duration index and qualifying costs exceed $0.5 million per qualified storm.

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

Production Tax Credit
Production Tax Credits (PTCs) represent federal income tax incentives available to taxpayers that generate energy from qualifying renewable sources during the first ten years of operation. Before the 2017 GRC, the tax savings from these credits were intended to be refunded by PSE to its customers when monetized, used on the income tax return, through its revenue requirement as initially approved by the Washington Commission. As the Company had not generated taxable income with which to monetize the credits, they had not been refunded to customers. Amounts to be refunded have been recorded as a regulatory liability with an offsetting reduction to revenue as it was intended to be refunded through the revenue requirement. A deferred tax asset and reduction to deferred tax expense were also recorded for the regulatory liability. These entries resulted in no net income impact. In connection with the GRC settlement in 2017, the Washington Commission authorized the Company to utilize the tax savings associated with the monetization of the PTCs to fund the following: (i) Colstrip Community Transition Fund, (ii) unrecovered Colstrip plant and (iii) incurred decommissioning and remediation costs for Colstrip. As PTCs will no longer be refunded to customers through the revenue requirement, a non-cash increase to revenue and deferred tax expense will be recorded as the PTCs are monetized. These entries will result in no net income impact. For the tax year ending December 31, 2021 and 2020, $45.6 million and $39.8 million of PTCs were estimated to be monetized through tax filings, respectively.

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

Debt-Related Costs
Debt premiums, discounts, expenses and amounts received or incurred to settle hedges are amortized over the life of the related debt for the Company.  The premiums and costs associated with reacquired debt are deferred and amortized over the life of the related new issuance, in accordance with ratemaking treatment for PSE and presented net of long-term liabilities on the balance sheet.

Leases
PSE determines if an arrangement is, or contains, a lease at inception of the contract. If the arrangement is, or contains a lease, PSE assesses whether the lease is operating or financing for income statement and balance sheet classification. Operating leases are included in operating lease right-of-use (ROU) assets, operating lease current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in utility plant, other current liabilities, and finance lease liabilities in our consolidated balance sheets.
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

Variable Interest Entities
On April 12, 2017, PSE entered into a PPA with Skookumchuck Wind Energy Project, LLC (Skookumchuck) in which Skookumchuck would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely renewable energy credits to PSE over a term of 20 years. Skookumchuck commenced commercial operation in November 2020. PSE has no equity investment in Skookumchuck but is Skookumchuck’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that it is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $19.0 million was recognized in purchased electricity on the Company's consolidated statements of income for the year ended December 31, 2021 and $2.7 million is included in accounts payable on the Company's consolidated balance sheet for the year ended December 31, 2021. Purchased energy of $4.2 million was recognized in purchased electricity on the Company's consolidated statements of income and included in accounts payable on the Company's consolidated balance sheet for the year ended December 31, 2020.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company has term loans, credit agreements, and promissory notes that reference LIBOR. As of December 31, 2021, the Company has not utilized any of the expedients discussed within this ASU; however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

Retirement Benefits
In 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans". This update modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans through added, removed and clarified requirements of relevant disclosures.
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

Fair Value Measurement
In 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this update as of January 1, 2020, and it impacted Note 11, "Fair Value Measurements". As the amendment contemplates changes in disclosures only, it did not have a material impact on the Company's results of operations, cash flows, or consolidated balance sheets.

Goodwill
In 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for
Goodwill Impairment". The amendment is an accounting standards update to simplify the accounting for goodwill impairment.
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

(3)  Revenue

The following table presents disaggregated revenue from contracts with customers, and other revenue by major source:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31,
Revenue from Contracts with Customers:	2021	2020	2019
Electric retail	$2,348,356	$2,106,122	$2,132,522
Natural gas retail	1,036,411	938,061	870,457
Other	349,365	178,208	308,111
Total revenue from contracts with customers	3,734,132	3,222,391	3,311,090
Alternative revenue programs	(31,510)	35,006	(18,634)
Other non-customer revenue	103,039	69,053	108,674
Total operating revenue	$3,805,661	$3,326,450	$3,401,130
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

PWI Land Sale
On August 13, 2021, Puget Western, Inc. (PWI) a wholly-owned subsidiary of PSE sold a parcel of land that resulted in $23.2 million of other revenue from contracts with customers. PWI purchases, develops, and sells land holdings throughout PSE’s service territory; thus, the sale was reported as non-utility revenue of $23.2 million and non-utility expense of $12.9 million.

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

The net regulatory assets and liabilities at December 31, 2021, and 2020, are included the following tables:

Puget Sound Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2021	2020
Environmental remediation	(a)	$127,977	$102,647
Storm damage costs electric	4 years	127,789	108,491
PCA mechanism	N/A	79,546	82,801
Decoupling deferrals and interest (b)	Less than 2 years	79,125	88,504
Chelan PUD contract initiation	9.8 years	69,699	76,787
Deferred Washington Commission AFUDC	30 years	62,244	59,763
PGA receivable	2 years	57,935	87,655
Baker Dam licensing operating and maintenance costs	(c)	54,525	54,354
Lower Snake River	15.4 years	53,757	58,442
Get to zero depreciation expense deferral	N/A	50,220	53,236
Unamortized loss on reacquired debt	1 to 46 years	35,805	37,991
Property tax tracker	Less than 2 years	25,896	24,860
Advanced metering infrastructure	(a)	23,037	22,652
Low Income Program Costs	N/A	21,755	—
Private Letter Ruling EDIT	1 year	18,850	—
Generation plant major maintenance, excluding Colstrip	1 to 8 years	12,094	10,494
Snoqualmie licensing operating and maintenance costs	(c)	7,446	7,435
Mint Farm ownership and operating costs	3.3 years	6,318	8,318
Washington Commission electric vehicle	N/A	6,109	3,641
Water heater rental property loss	N/A	5,725	6,973
Colstrip major maintenance	(d)	4,035	4,335
Washington Commission COVID-19	N/A	3,657	—
Energy conservation costs	(a)	3,573	8,009
Various other regulatory assets	(a)	15,422	10,719
Total PSE regulatory assets		$952,539	$918,107
Deferred income taxes (e)	N/A	(866,541)	(953,987)
Cost of removal	(f)	(563,129)	(508,707)
Repurposed production tax credits	N/A	(134,270)	(79,581)
PGA unrealized gain	N/A	(60,728)	(4,925)
Decoupling liability	Less than 2 years	(36,506)	(16,448)
Treasury grants	2 years	(22,476)	(43,164)
Green direct	N/A	(13,194)	(14,313)
Gain on Sale Shuffleton	N/A	(4,892)	(11,131)
Production tax credits	(g)	—	(47,094)
Various other regulatory liabilities	(a)	(7,725)	(5,871)
Total PSE regulatory liabilities		(1,709,461)	(1,685,221)
PSE net regulatory assets (liabilities)		$(756,922)	$(767,114)
__________________
(a)Amortization periods vary depending on timing of underlying transactions.
(b)Decoupling deferrals and interest includes a 24 month GAAP reserve of $3.0 million and $8.0 million for December 31, 2021 and 2020, respectively.
(c)The FERC license requires PSE to incur various O&M expenses over the life of the 40 year and 50 year license for Snoqualmie and Baker, respectively. The regulatory asset represents the net present value of future expenditures and will be offset by actual costs incurred.
(d)Amortization to be determined in a future rate filing.
(e)For additional information, see Note 14,"Income Taxes" to the consolidated financial statements included in Item 8 of this report.
(f)The balance is dependent upon the cost of removal of underlying assets and the life of utility plant.
(g)Amortize as PTCs are utilized on PSE's tax return.

Puget Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2021	2020
Total PSE regulatory assets	(a)	$952,539	$918,107
Puget Energy acquisition adjustments:
Regulatory assets related to power contracts	4 to 31 years	9,689	11,728
Total Puget Energy regulatory assets		962,228	929,835
Total PSE regulatory liabilities	(a)	(1,709,461)	(1,685,221)
Puget Energy acquisition adjustments:
Deferred income taxes		565	713
Regulatory liabilities related to power contracts	4 to 31 years	(80,934)	(95,774)
Various other regulatory liabilities	Varies	(1,264)	(1,264)
Total Puget Energy regulatory liabilities		(1,791,094)	(1,781,546)
Puget Energy net regulatory asset (liabilities)		$(828,866)	$(851,711)
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
In accordance with guidance provided by ASC 410, “Asset Retirement and Environmental Obligations (ARO),” PSE reclassified from accumulated depreciation to a regulatory liability $563.1 million and $508.7 million in 2021 and 2020, respectively, for the cost of removal of utility plant.  These amounts are collected from PSE’s customers through depreciation rates.

General Rate Case Filing
PSE filed a general rate case (GRC) which includes a three year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three rate years. PSE requested an overall rate of return of 7.39% in 2023; 7.44% in 2024; and 7.49% in 2025. The filing requests recovery of forecasted plant additions through 2022 as required by RCW 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan. The next phase of the filing will be to establish a procedural calendar for the adjudication of the case.
PSE filed a GRC with the Washington Commission on June 20, 2019, requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. On July 8, 2020, the Washington Commission issued its order on PSE’s GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.8% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s PGA deferral to mitigate the impact of the rate increase in response to the economic uncertainty created by the COVID-19 pandemic. This reduced the electric revenue increase to approximately $0.9 million, or 0.05% and the natural gas increase to $1.3 million, or 0.15% and became effective October 15, 2020 and October 1, 2020, respectively.
On August 6, 2020, PSE filed a petition for judicial review with the Superior Court of the State of Washington for King County challenging the portion of the final order that requires PSE to pass back to customers the reversal of plant-related excess deferred income taxes in a manner that may deviate from the Internal Revenue Service (IRS) normalization and consistency rules.
PSE reviewed the original Washington Commission order including the ramifications of certain tax issues and requested a Private Letter Ruling (PLR) with the IRS regarding this matter. On October 7, 2020, PSE, the Washington Commission and interveners agreed to dismiss the petition for judicial review. The agreement was based on a commitment from the Washington Commission that if the IRS ruling finds that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is impermissible, the Washington Commission would open a proceeding to review and enact the changes required by the IRS ruling. There was approximately $25.6 million in annual revenue requirement related to the 2019 GRC, which PSE requested it be allowed to track and recover.
On July 30, 2021, the IRS issued a PLR to PSE which concludes that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is an impermissible methodology under the IRS normalization and consistency rules. The PLR requires adjustments to PSE's rates to bring PSE back into compliance with IRS rules. Accordingly, on September 28, 2021, the Washington Commission issued an order amending their order previously issued on July 8, 2020, to correct for items which were determined to be impermissible under IRS normalization and consistency rules as detailed in the PLR. To reflect the impact of the PLR, PSE has recorded a regulatory asset and additional revenues of $24.5 million in its operating results through December 31, 2021, of which $5.6 million was collected from customers. Thus, the annualized overall rate impact is an increase of $15.8 million, or 0.7%, for electric and $3.1 million, or 0.3%, for natural gas for a total of $18.9 million with rates effective October 1, 2021. This led to an overall annualized net increase to electric rates of $77.1 million, or 3.7%, an increase of $17.5 million above the $59.6 million granted in the revised final order. The order also led to an overall annualized net increase to natural gas rates of $45.3 million, or 5.9%, an increase of $2.4 million above the $42.9 million granted in the revised final order. The Washington Commission maintained adjustments that mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $48.3 million, or 2.3%, and the natural gas increase to $4.9 million, or 0.6%.

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

Decoupling Filings
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
On December 23, 2020, the Washington Commission approved PSE’s filing to update Schedule 142 decoupling amortization rates, with an effective date of January 1, 2021, by zeroing out rates still effective past October 15, 2020 on tariff sheet Schedule 142-H, which was replaced by rates on tariff sheet Schedule 142-I effective October 15, 2020. PSE included a true up of the over-collection amounts for the period of October 15, 2020 through December 31, 2020 in PSE’s annual May 2021 decoupling filing.
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
On December 31, 2021, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that $3.0 million of electric deferred revenue will not be collected within 24 months of the annual period; therefore a reserve adjustment was booked to 2021 electric decoupling revenue. Natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue. This compares to $8.0 million of electric deferred revenue not being collected within 24 months of the annual period in 2020;

therefore, a reserve adjustment was booked to 2020 electric decoupling revenue and natural gas deferred revenue would be collected within 24 months of the annual period; therefore no reserve adjustment was booked to 2020 natural gas decoupling revenue.

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

For the year ended December 31, 2021, in its PCA mechanism, PSE under recovered its allowable costs by $68.0 million of which $36.7 million was apportioned to customers and $1.7 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $76.1 million, for the year ended December 31, 2020, of which $44.0 million was apportioned to customers and accrued $2.0 million of interest on the total deferred customer balance. The under recovery in 2020 was included in the Power Cost Adjustment Clause filing, mentioned below.

Power Cost Adjustment Clause Filing
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

Purchased Gas Adjustment Mechanism
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
On October 28, 2021, the Washington Commission approved PSE's request for November 2021 PGA rates in Docket UG-210721, effective November 1, 2021. As part of that filing, PSE requested an annual revenue increase of $59.1 million; where PGA rates, under Schedule 101, increase annual revenue by $80.6 million, and the tracker rates under Schedule 106, decrease annual revenue by $21.5 million. Those rate increases will be set in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B.

The following table presents the PGA mechanism balances and activity at December 31, 2021 and December 31, 2020:

Puget Sound Energy
(Dollars in Thousands)	At December 31,	At December 31,
PGA receivable balance and activity	2021	2020
PGA receivable beginning balance	$87,655	$132,766
Actual natural gas costs	364,775	314,792
Allowed PGA recovery	(396,236)	(363,886)
Interest	1,741	3,983
PGA receivable ending balance	$57,935	$87,655

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get To Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. For the year ended December 31, 2021 and December 31, 2020, PSE deferred $6.6 million and $2.8 million of depreciation expense for GTZ, respectively. In addition to the deferral of depreciation expense, PSE had also requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the Company’s currently authorized after-tax rate of return, or 6.89%. The ruling authorized PSE to amortize deferred GTZ expenses as proposed in the original GRC filing. The ruling also allows continued deferral of the depreciation expense associated with GTZ investments not already approved for recovery with a book life of 10 years or less, through PSE's next GRC. Finally, the final order set the rate at which PSE could defer and recover carrying charges from PSE’s authorized rate of return to the quarterly interest rate established by the FERC.

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
On October 15, 2021, PSE submitted for the Washington Commission’s review and approval a Supplemental CACAP filing to continue assistance for PSE customers facing financial hardship due to COVID-19. The Supplemental CACAP would utilize carry-over funds not expended in any prior years under PSE’s Schedule 129 Home Energy Lifeline Program. The Supplemental CACAP benefits, for both electric and natural gas residential customers, would be a combined total of $34.5 million and be capped at $23.7 million and $10.8 million, respectively. Additionally, the Supplemental CACAP filing proposed to revise the CACAP-2 total program budget to $27.7 million for electric customers (instead of $20.0 million for electric customers and $7.7 million for natural gas customers). The Supplemental CACAP budget for natural gas customers of $10.8 million would be used for both the CACAP-2 program and the Supplemental CACAP program benefits.
The Supplemental CACAP benefits would be available to PSE’s residential customers who have a past due balance on their PSE electric or natural gas service account and who have a total net household income which is at or below 200% of the federal poverty level guidelines, based on household, as determined by the Company. The Supplemental CACAP benefits would cover a qualifying residential customer’s past due balance, up to $2,500. PSE would apply the Supplemental CACAP benefits to qualifying residential service accounts automatically with an opt-out option. The Supplemental CACAP was approved by the Washington Commission at the November 12, 2021 open meeting. Both CACAP-2 and Supplemental CACAP would be administered until funds are exhausted.

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the year ended December 31, 2021, PSE incurred $51.4 million in weather-related electric transmission and distribution system restoration costs, of which the Company deferred $40.9 million and $0.2 million as regulatory assets related to storms that occurred in 2021 and 2020, respectively. This compares to $21.8 million incurred in weather-related electric transmission and distribution system restoration costs for the year ended December 31, 2020, of which the Company deferred $11.2 million as regulatory assets related to storms that occurred in 2020. Under the 2017 GRC Order, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

Environmental Remediation
The Company is subject to environmental laws and regulations by the federal, state and local authorities and is required to undertake certain environmental investigative and remedial efforts as a result of these laws and regulations.  The Company has been named by the Environmental Protection Agency (EPA), the Washington State Department of Ecology and/or other third parties as potentially responsible at several contaminated sites and former manufactured gas plant sites.  In accordance with the guidance of ASC 450, “Contingencies,” the Company reviews its estimated future obligations and will record adjustments, if any, on a quarterly basis.  Management believes it is probable and reasonably estimable that the impact of the potential outcomes of disputes with certain property owners and other potentially responsible parties will result in environmental remediation costs of $69.0 million for natural gas and $48.6 million for electric.  The Company believes a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties or from customers under a Washington Commission order.  The Company is also subject to cost-sharing agreements with third parties regarding environmental remediation projects in Seattle, Tacoma, Everett, and Bellingham, Washington. As of December 31, 2021, the Company’s share of future remediation costs is estimated to be approximately $62.1 million. The Company's deferred electric environmental costs are $52.2 million and $51.8 million at December 31, 2021 and 2020, respectively, net of insurance proceeds. The Company's deferred natural gas environmental costs are $75.8 million and $50.9 million at December 31, 2021 and 2020, respectively, net of insurance proceeds.

(5)  Dividend Payment Restrictions

The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At December 31, 2021, approximately $1.2 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 47.5% at December 31, 2021, and the EBITDA to interest expense was 5.5 to 1.0 for the twelve months ended December 31, 2021.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.9 to 1.0 for the twelve months ended December 31, 2021.

At December 31, 2021, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

(6)  Utility Plant

The following table presents electric, natural gas and common utility plant classified by account:

		Puget Energy		Puget Sound Energy
Utility Plant	Estimated Useful Life	December 31,		December 31,
(Dollars in Thousands)	(Years)	2021	2020	2021	2020
Distribution plant	20-65	$7,488,629	$7,028,731	$9,026,042	$8,592,720
Production plant	12-90	3,147,987	3,096,092	3,815,599	3,767,014
Transmission plant	43-75	1,556,666	1,494,781	1,663,559	1,601,731
General plant	5-75	746,758	697,501	773,662	726,327
Intangible plant (including capitalized software)[1]	3-50	797,691	779,767	788,240	770,317
Plant acquisition adjustment	N/A	242,826	242,826	282,792	282,792
Underground storage	25-60	43,391	39,498	56,820	52,927
Liquefied natural gas storage	25-60	12,628	12,628	14,498	14,498
Plant held for future use	N/A	46,020	45,929	46,172	46,081
Recoverable Cushion Gas	N/A	8,655	8,655	8,655	8,655
Plant not classified	N/A	316,933	384,794	316,933	384,794
Finance leases, net of accumulated amortization[2]	N/A	105,020	881	105,020	881
Less: accumulated provision for depreciation		(4,031,458)	(3,671,094)	(6,416,246)	(6,087,748)
Subtotal		$10,481,746	$10,160,989	$10,481,746	$10,160,989
Construction work in progress		870,204	712,204	870,204	712,204
Net utility plant		$11,351,950	$10,873,193	$11,351,950	$10,873,193
_______________________
1.Intangible assets include capitalized software and franchise agreements with useful lives ranging between 3-10 years and 10-50 years, respectively.
2.At December 31, 2021, and 2020, accumulated amortization of finance leases at Puget Energy and PSE was $2.6 million and $1.6 million, respectively.

Jointly owned generating plant service costs are included in utility plant service cost at the Company's ownership share.  The Company provides financing for its ownership interest in the jointly owned utility plants. The following tables indicate the Company’s percentage ownership and the extent of the Company’s investment in jointly owned generating plants in service at December 31, 2021.  These amounts are also included in the Utility Plant table above. The Company's share of fuel costs and operating expenses for plant in service are included in the corresponding accounts in the Consolidated Statements of Income.

Puget Energy
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Construction Work in Progress	Accumulated Depreciation
Colstrip Units 3 & 4	Coal	25.00%	$339,073	$—	$(153,950)
Frederickson 1	Natural Gas	49.85	63,210	—	(18,215)
Jackson Prairie	Natural Gas	33.34	42,736	471	(10,867)
Tacoma LNG	Natural Gas	various	—	484,299	—

Puget Sound Energy
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Construction Work in Progress	Accumulated Depreciation
Colstrip Units 3 & 4	Coal	25.00%	$597,009	$—	$(411,887)
Frederickson 1	Natural Gas	49.85	69,278	—	(24,283)
Jackson Prairie	Natural Gas	33.34	56,820	471	(24,952)
Tacoma LNG	Natural Gas	various	—	239,566	—

In June 2019, Talen, the plant operator of Colstrip Units 1 and 2, announced a plan to shut down as of December 31, 2019. The Company retired Colstrip 1&2 from Utility Plant and transferred the unrecovered plant amount of $126.5 million to regulatory assets, offset by depreciation as included in base rates until the 2019 GRC became effective in October 2020. Consistent with the GRC settlement in 2017, monetization of the PTCs will fund the following: (i) Colstrip Community Transition Fund, (ii) unrecovered Colstrip plant and (iii) incurred decommissioning and remediation costs for Colstrip. At December 31, 2021, and December 31, 2020, the unrecovered plant for Colstrip 1&2 was fully offset with PTCs.

Asset Retirement Obligation
The Company has recorded liabilities for steam generation sites, combustion turbine generation sites, wind generation sites, distribution and transmission poles, natural gas mains, liquefied natural gas storage sites, and leased facilities where disposal is governed by ASC 410-20 “Asset Retirement and Environmental Obligations" (ARO). The Company records its ARO liabilities for its electric transmission and distribution poles as well as gas distribution mains aligned with its underlying asset data with future estimates of retirements.
On April 17, 2015, the EPA published a final rule, effective October 19, 2015, that regulates Coal Combustion Residuals (CCR) under the Resource Conservation and Recovery Act, Subtitle D. The CCR rule requires the Company to perform an extensive study on the effects of coal ash on the environment and public health. The rule addresses the risks from coal ash disposal, such as leaking of contaminants into ground water, blowing of contaminants into the air as dust, and the catastrophic failure of coal ash surface impoundments.
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
For the twelve months ended December 31, 2021, the Company reviewed the estimated remediation costs at Colstrip and decreased the Colstrip ARO liability by $1.5 million for Colstrip Units 1 and 2 and $3.1 million for Colstrip Units 3 and 4. The 2021 decrease to Colstrip 1 and 2 is primarily due to remediation plans approved by the Montana Department of Environmental Quality under a 2012 settlement between the plant operator and the state for the remaining sites at Colstrip. The plant operator previously contested the approved plan for Colstrip Units 1 and 2 under the defined process in the settlement with the state and reached a settlement agreement regarding the ability to still present another option under the settlement terms and conditions. The Company had previously recorded these incremental costs in 2020 for remediation work on the older ponds under ASC 410-20 “Asset Retirement and Environmental Obligations" and ASC 410-30 “Environmental Remediation". For the twelve months ended December 31, 2020, the Company reviewed the estimated remediation costs at Colstrip and increased the Colstrip ARO liability by $29.7 million for Colstrip Units 1 and 2, and $2.0 million for Colstrip Units 3 and 4. The environmental remediation liability for Colstrip Units 1 and 2 increased $39.0 million during the same period. The 2020 increase to these Colstrip related liabilities is primarily due to remediation plans approved by the Montana Department of Environmental Quality under a 2012 settlement between the plant operator and the state for the remaining sites at Colstrip. For the twelve months ended December 31, 2021 and 2020, the Company also recorded relief of ARO and environmental remediation liability of $13.1 million and $9.6 million, respectively.

In addition, the Company recorded Tacoma LNG facility ARO liability of $3.8 million and $3.3 million for PSE and $3.7 million and $7.4 million for Puget LNG as of December 31, 2021 and December 31, 2020, respectively. The 2021 and 2020 increases to the Tacoma LNG facility ARO liabilities are primarily due to continued construction of the plant. In 2021, the ARO liability associated with the Tacoma LNG facility was fully recorded as construction was essentially complete and commissioning activities are on-going.

Puget Energy and Puget Sound Energy	December 31,
(Dollars in Thousands)	2021	2020
Asset retirement obligation at beginning of the period	$216,163	$181,353
Relief of liability	(13,146)	(9,647)
Revisions in estimated cash flows	(46)	38,677
Accretion expense	6,070	5,780
Asset retirement obligation at end of period[1]	$209,041	$216,163
___________________
1.Asset retirement obligations include $3.7 million and $7.4 million for Puget LNG held only at Puget Energy as of December 31, 2021, and 2020, respectively.

The Company has identified the following obligations, as defined by ASC 410, “ARO,” which were not recognized because the liability for these assets cannot be reasonably estimated at December 31, 2021:
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

(7)  Long-Term Debt

The following table presents outstanding long-term debt due dates and principal amounts, net of debt discount, issuance and other costs and fair value adjustments as of 2021 and 2020:

(Dollars in Thousands)			December 31,
Series	Type	Due	2021	2020
Puget Sound Energy:
7.150%	First Mortgage Bond	2025	$15,000	$15,000
7.200%	First Mortgage Bond	2025	2,000	2,000
7.020%	Senior Secured Note	2027	300,000	300,000
7.000%	Senior Secured Note	2029	100,000	100,000
3.900%	Pollution Control Bond	2031	138,460	138,460
4.000%	Pollution Control Bond	2031	23,400	23,400
5.483%	Senior Secured Note	2035	250,000	250,000
6.724%	Senior Secured Note	2036	250,000	250,000
6.274%	Senior Secured Note	2037	300,000	300,000
5.757%	Senior Secured Note	2039	350,000	350,000
5.795%	Senior Secured Note	2040	325,000	325,000
5.764%	Senior Secured Note	2040	250,000	250,000
4.434%	Senior Secured Note	2041	250,000	250,000
5.638%	Senior Secured Note	2041	300,000	300,000
4.300%	Senior Secured Note	2045	425,000	425,000
4.223%	Senior Secured Note	2048	600,000	600,000
3.250%	Senior Secured Note	2049	450,000	450,000
2.893%	Senior Secured Note	2051	450,000	—
4.700%	Senior Secured Note	2051	45,000	45,000
*	Debt discount, issuance cost and other	*	(39,141)	(35,816)
Total PSE long-term debt			$4,784,719	$4,338,044
Puget Energy:
*	Fair value adjustment of PSE long-term debt	*	$(156,849)	$(165,357)
*	Revolving Credit Agreement	2023	33,300	14,700
*	Term Loan Agreement[1]	2022	—	210,000
5.625%	Senior Secured Note[2]	2022	—	450,000
3.650%	Senior Secured Note	2025	400,000	400,000
2.379%	Senior Secured Note	2028	500,000	—
4.100%	Senior Secured Note	2030	650,000	650,000
*	Debt discount, issuance cost and other	*	(7,404)	(4,947)
Total Puget Energy long-term debt			$6,203,766	$5,892,440
___________________
*Not Applicable.
1.Term loan in the amount of $210.0 million was paid off on June 23, 2021.
2. 5.625% Senior Secured Note in the amount of $450.0 million was classified on the Balance Sheet as current maturities of long-term debt as of July 31, 2021.

PSE's senior secured notes will cease to be secured by the pledged first mortgage bonds on the date (the "Substitution Date") that all of the first mortgage bonds issued and outstanding under the electric or natural gas utility mortgage indenture have been retired.  As of December 31, 2021, the latest maturity date of the first mortgage bonds, other than pledged first mortgage bonds, is December 22, 2025. On the Substitution Date, PSE will deliver to the trustee for PSE's senior secured notes substitute pledged first mortgage bonds to be issued under a new mortgage indenture. As a result, as of the Substitution Date PSE's outstanding senior secured notes and any future series of PSE's senior secured notes will be secured by substitute pledged first mortgage bonds.

Puget Energy Long-Term Debt
On May 19, 2020, Puget Energy issued $650.0 million of senior secured notes at an interest rate of 4.1%. The notes pay interest semi-annually and are due to mature on June 15, 2030. On May 26, 2020, proceeds from the issuance of the notes were used to pay $150.0 million under our term loan credit facility, pay $31.6 million of our revolving credit facility, and to redeem $450.0 million in principal amount of the 6.5% senior secured notes due December 15, 2020 and to pay related fees and expenses.
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
On June 14, 2021, Puget Energy issued $500.0 million of senior secured notes at an interest rate of 2.379%. The notes were issued for a period of 7 years, mature on June 15, 2028, and pay interest semi-annually on June 15 and December 15. Proceeds from the issuance of the notes were invested in short-term money market funds, then used to repay the Company’s $500.0 million 6.0% notes that matured on September 1, 2021.
On June 23, 2021, Puget Energy received an equity contribution from Puget Equico LLC, Puget Energy’s parent company. The proceeds from the equity contribution were used to pay off Puget Energy’s $210.0 million term loan.
At December 31, 2021, Puget Energy maintained an $800.0 million credit facility, of which $33.3 million was drawn and outstanding under the facility.

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

Long-Term Debt Maturities
The principal amounts of long-term debt maturities for the next five years and thereafter are as follows:

(Dollars in Thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Maturities of:
PSE	$—	$—	$—	$17,000	$—	$4,806,860	$4,823,860
Puget Energy	450,000	33,300	—	400,000	—	1,150,000	2,033,300
Total long-term debt	$450,000	$33,300	$—	$417,000	$—	$5,956,860	$6,857,160

(8)  Liquidity Facilities and Other Financing Arrangements

As of December 31, 2021, and 2020, PSE had $140.0 million and $373.8 million in short-term debt outstanding, respectively.  Outside of the consolidation of PSE’s short-term debt, Puget Energy had no short-term debt outstanding in either year as borrowings under its credit facility are classified as long-term.  PSE’s weighted-average interest rate on short-term debt, including borrowing rate, commitment fees and the amortization of debt issuance costs, during 2021 and 2020 was 1.6% and 2.0%, respectively.  As of December 31, 2021, PSE and Puget Energy had several committed credit facilities that are described below.

Puget Sound Energy
Credit Facility
In October 2017, PSE entered into a new $800.0 million credit facility which consolidates the two previous facilities into a single, smaller facility. All other features including fees, interest rate options, letter of credit, same day swingline borrowings, financial covenant and accordion feature remain substantially the same. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility also has an expansion feature which, upon receipt of commitments from one or more lenders, would increase the total size of the facility to $1.4 billion. On September 25, 2019, with no changes to the size, terms or conditions, the maturity of the unsecured revolving credit facility was extended for one year. The facility now matures in October 2023.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, places limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a financial covenant of total debt to total capitalization of 65% or less. PSE certifies its compliance with such covenants to participating banks each quarter. As of December 31, 2021, PSE was in compliance with all applicable covenant ratios.
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
As of December 31, 2021, no amounts were drawn and outstanding under PSE's credit facility. No letters of credit were outstanding and $140.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.5 million letter of credit in support of a long-term transmission contract.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the promissory note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  As of December 31, 2021, there was no outstanding balance under the promissory note.

Puget Energy
Credit Facility
In October 2017, Puget Energy entered into a new $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, interest rate options, financial covenant, and expansion feature remain substantially the same. On September 25, 2019, with no changes to the size, terms or conditions, the maturity of the unsecured revolving credit facility was extended for one year. The facility now matures on October 25, 2023. As of December 31, 2021, there was $33.3 million drawn and outstanding under the facility. The Puget Energy revolving senior secured credit facility also has an expansion feature which, upon the banks' approval, would increase the size of the facility to $1.3 billion.
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

The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The agreement also contains a maximum leverage ratio financial covenant as defined in the agreement governing the senior secured credit facility. As of December 31, 2021, Puget Energy was in compliance with all applicable covenants.

(9)  Leases

PSE has operating leases for buildings for corporate offices and operations, real estate for operating facilities and the PSE and PLNG LNG facility, land for our wind farms, and vehicles for PSE’s fleet. Finance leases represent office printers and office buildings. The leases have remaining lease terms of less than a year to 48 years. PSE's right-of-use (ROU) assets and lease liabilities include options to extend leases when it is reasonably certain that PSE will exercise that option.
During 2021, mechanical completion was achieved for the Puget LNG facility which triggered an increase in the lease payments for the Port of Tacoma lease. This remeasurement resulted in an increase of the operating lease ROU asset and operating lease liabilities of $26.3 million, of which $0.4 million was recorded in current operating lease liabilities and $25.9 million was recorded in operating lease liabilities. Additionally, two finance leases commenced for service center facilities in Kent and Puyallup, Washington. The Kent lease has a term of 20 years and resulted in an increase of electric utility plant and finance lease liabilities of $45.1 million, of which $1.0 million was recorded in other current liabilities and $44.1 million was recorded in finance lease liabilities, respectively. The Puyallup lease has a term of 20 years and resulted in an increase in common utility plant and finance lease liabilities of $61.3 million, of which $0.4 million was recorded in other current liabilities and $59.9 million was recorded in finance lease liabilities.

The components of lease cost were as follows:

Puget Energy and Puget Sound Energy	Year Ended December 31,	Year Ended December 31,
(Dollars in Thousands)	2021	2020
Finance lease cost:
Amortization of right-of-use asset	$1,291	$607
Interest on lease liabilities	358	34
Total finance lease cost	$1,649	$641

Operating lease cost[1]	$23,983	$21,983
_______________
1.Includes $1.4 million and $1.0 million allocated to PLNG at Puget Energy related to the Port of Tacoma lease or both of the years ended December 31, 2021 and December 31, 2020, respectively.

Supplemental cash flow information related to leases was as follows:

Puget Energy and Puget Sound Energy	Year Ended December 31,	Year Ended December 31,
(Dollars in Thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$16,440	$15,305
Investing cash flow for operating leases[1]	7,543	6,678
Operating cash flow for finance leases	358	34
Financing cash flow for finance leases	1,291	607
Non-cash disclosure upon commencement of new lease
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,820	$6,302
Right-of-use assets obtained in exchange for new finance lease liabilities	105,176	—
Non-cash disclosure upon modification of existing lease
Modification of operating lease right-of-use assets	$26,287	$—
_______________
1 Includes $1.4 million and $1.0 million allocated to PLNG at Puget Energy related to the Port of Tacoma lease for both of the years ended December 31, 2021 and December 31, 2020, respectively.

Supplemental balance sheet information related to leases was as follows:

Puget Sound Energy
(Dollars in Thousands)	At December 31,	At December 31,
Operating Leases	2021	2020
Operating lease right-of-use asset	$184,957	$172,167

Operating leases liabilities current	$20,398	$19,204
Operating lease liabilities long-term	172,510	160,980
Total operating lease liabilities:	$192,908	$180,184

Finance Leases
Common plant	$61,227	$881
Electric plant	43,793	—
Total finance lease assets	$105,020	$881

Other current liabilities	$1,742	$475
Finance lease liabilities	105,303	320
Total finance lease liabilities	$107,045	$795

Weighted Average Remaining Lease Term
Operating leases	22.80 Years	18.97 Years
Finance leases	20.15 Years	2.00 Years

Weighted Average Discount Rate
Operating leases	3.27%	3.59%
Finance leases	3.07%	2.98%

The following tables summarize the Company’s estimated future minimum lease payments as of December 31, 2021:

Maturities of lease liabilities	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2022	$23,945	$4,881
2023	23,717	6,260
2024	23,000	6,286
2025	19,636	6,411
2026	17,126	6,540
Thereafter	164,797	116,553
Total lease payments	$272,221	$146,931
Less imputed interest	(79,313)	(39,886)
Total net present value	$192,908	$107,045

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	Volumes (millions)		Assets[1]		Liabilities²
	2021	2020	2021	2020	2021	2020
Electric portfolio derivatives	*	*	$74,829	$22,544	$85,424	$46,922
Natural gas derivatives (MMBtus)[3]	347	320	79,578	19,276	18,850	14,352
Total derivative contracts			$154,407	$41,820	$104,274	$61,274
Current			128,210	33,015	63,309	31,441
Long-term			26,197	8,805	40,965	29,833
Total derivative contracts			$154,407	$41,820	$104,274	$61,274
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
*Electric portfolio derivatives consist of electric generation fuel of 238.0 million One Million British Thermal Units (MMBtus) and purchased electricity of 8.1 million megawatt hours (MWhs) at December 31, 2021, and 212.2 million MMBtus and 6.6 million MWhs at December 31, 2020.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
December 31, 2021
(Dollars in Thousands)	Gross Amount Recognized in the Consolidated Balance Sheet[1]	Gross Amounts Offset in the Consolidated Balance Sheet	Net of Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Commodity Contracts[2]	Cash Collateral Received/Pledged	Net Amount
Assets:
Energy derivative contracts	$154,407	$—	$154,407	$(40,833)	$—	$113,574
Liabilities:
Energy derivative contracts	104,274	—	104,274	(40,833)	(1,743)	61,698

Puget Energy and Puget Sound Energy
December 31, 2020
(Dollars in Thousands)	Gross Amount Recognized[1]	Gross Amounts Offset in the Consolidated Balance Sheet	Net of Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Commodity Contracts[2]	Cash Collateral Received/Pledged	Net Amount
Assets
Energy Derivative Contracts	$41,820	$—	$41,820	$(21,696)	$—	$20,124
Liabilities
Energy Derivative Contracts	61,274	—	61,274	(21,696)	(9,343)	30,235
__________
1.All Derivative Contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.
2.Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.

The following tables present the effect and locations of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Year Ended December 31,
(Dollars in Thousands)	Location	2021	2020	2019
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$26,686	$5,534	$16,970
Realized	Electric generation fuel	76,504	5,246	10,828
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(12,901)	(32,341)	(20,544)
Realized	Purchased electricity	(3,044)	(14,958)	48,686
Total gain (loss) recognized in income on derivatives		$87,245	$(36,519)	$55,940

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of December 31, 2021, approximately 98.9% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated investment grade by rating agencies and 1.1% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.

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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against unrealized gain (loss) positions. As of December 31, 2021, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of December 31, 2021, PSE had cash posted as collateral of $12.8 million related to contracts executed on the ICE platform. Also, as of December 31, 2021, PSE had $24.0 million in cash posted as collateral and no letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the twelve months ended December 31, 2021.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy	December 31,
(Dollars in Thousands)	2021			2020
Contingent Feature	Fair Value[1] Liability	Posted Collateral	Contingent Collateral	Fair Value[1] Liability	Posted Collateral	Contingent Collateral
Credit rating[2]	$52,537	$—	$52,537	$26,966	$—	$26,966
Requested credit for adequate assurance	9,380	—	—	6,576	—	—
Forward value of contract[3]	1,743	12,782	N/A	9,343	20,903	N/A
Total	$63,660	$12,782	$52,537	$42,885	$20,903	$26,966
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $53.2 million and $52.7 million at December 31, 2021, and 2020, respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the junior subordinated and long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company's credit spreads as inputs, interpolating to the maturity date of each issue.

The carrying values and estimated fair values were as follows:

Puget Energy		December 31, 2021		December 31, 2020
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$6,170,466	$7,769,896	$5,667,740	$7,755,946
Long-term debt (variable-rate), net of discount	2	33,300	33,300	224,700	224,700
Total		$6,203,766	$7,803,196	$5,892,440	$7,980,646

Puget Sound Energy		December 31, 2021		December 31, 2020
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,784,719	$6,145,639	$4,338,044	$6,086,358
Total		$4,784,719	$6,145,639	$4,338,044	$6,086,358
_______________
1.The carrying value includes debt issuances costs of $22.7 million and $22.7 million for December 31, 2021, and 2020, respectively, which are not included in fair value.
2.The carrying value includes debt issuances costs of $22.8 million and $22.9 million for December 31, 2021, and 2020, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Fair Value			Fair Value
	December 31, 2021			December 31, 2020
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric Derivative Instruments	$68,011	$6,818	$74,829	$21,947	$597	$22,544
Gas Derivative Instruments	79,526	52	79,578	19,139	137	19,276
Total derivative assets	$147,537	$6,870	$154,407	$41,086	$734	$41,820
Liabilities:
Electric Derivative Instruments	$35,854	$49,570	$85,424	$22,607	$24,315	$46,922
Gas Derivative Instruments	16,678	2,172	18,850	13,080	1,272	14,352
Total derivative liabilities	$52,532	$51,742	$104,274	$35,687	$25,587	$61,274

Puget Energy and Puget Sound Energy	Year Ended December 31,
Level 3 Roll-Forward Net Asset(Liability)	2021			2020			2019
(Dollars in Thousands)	Electric	Natural Gas	Total	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(23,718)	$(1,135)	$(24,853)	$(3,379)	$1,282	$(2,097)	$1,362	$1,673	$3,035
Changes during period:
Realized and unrealized energy derivatives
Included in earnings[1]	(15,839)	—	(15,839)	(23,559)	—	(23,559)	3,558	—	3,558
Included in regulatory assets / liabilities	—	(1,749)	(1,749)	—	(1,049)	(1,049)	—	3,151	3,151
Settlements[2]	(3,195)	764	(2,431)	3,220	(1,368)	1,852	(11,265)	(4,708)	(15,973)
Transferred into Level 3	—	—	—	—	—	—	4,390	(398)	3,992
Transferred out Level 3	—	—	—	—	—	$—	(1,424)	1,564	$140
Balance at end of period	$(42,752)	$(2,120)	$(44,872)	$(23,718)	$(1,135)	$(24,853)	$(3,379)	$1,282	$(2,097)

__________________
1.Income Statement classification: Unrealized (gain) loss on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(21.6) million, $(21.3) million and $(3.2) million for the years ended December 31, 2021, 2020, and 2019, respectively.
2.The Company had no purchases or sales of options during the reported periods.

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
In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month and reported in the Level 3 Roll-forward table above. The Company did not have any transfers between Level 2 and Level 1 during the years ended December 31, 2021, 2020, and 2019. The Company does transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances the Company uses a more liquid price point and adjusts the price for transportation costs to the illiquid locations to serve as a proxy for market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs.
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts.

Below are the forward price ranges for the Company's commodity contracts, as of December 31, 2021:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted
Electricity	$6,818	$49,570	Discounted cash flow	Power Prices (per MWh)	$21.88	$119.38	$61.51
Natural Gas	$52	$2,172	Discounted cash flow	Natural Gas Prices (per MMBtu)	$3.65	$7.54	$5.89
_______________
1    The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At December 31, 2021, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $17.9 million.

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
Puget Energy evaluated the triggering event criteria in ASC 360 during 2021 and determined there was no indication of impairment of its power purchase contracts. During 2020, decreases in forward power prices and decreases in forecasted revenue and cost estimates indicated the carrying value of Puget Energy’s power purchase contracts may not have been recoverable. Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets. In 2020, the following impairments were recorded to the Company's intangible asset contracts, with corresponding reductions to the regulatory liability as follows:

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

Below are significant unobservable inputs used in estimating the impaired long-term power purchase contracts' fair value in 2020:

Puget Energy
Valuation Date	Contract	Unobservable Input	Low	High	Average
March 31, 2020	Rocky Reach	Power prices (per MWh)	$10.23	$38.84	$24.43
		Power contract costs per quarter (in thousands)	6,308	7,085	6,468

(12)  Employee Investment Plans

The Company's Investment Plan is a qualified employee 401(k) plan, under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options.  PSE’s contributions to the employee Investment Plan were $23.6 million, $22.1 million and $21.7 million for the years 2021, 2020, and 2019, respectively.  The employee Investment Plan eligibility requirements are set forth in the plan documents.
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

(13)  Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees. For employees hired prior to 2014, pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates. Effective January 1, 2014, all new UA represented employees hired or rehired receive annual pay credits of 4.0% of eligible pay each year in the cash balance formula of the defined pension plan. Effective January 1, 2014 for non-represented employees, and December 12, 2014 for employees represented by the IBEW, newly hired or rehired employees receive annual employer contributions of 4.0% of eligible play each year into the cash balance formula of the defined benefit pension or 401k plan account. PSE also has a non-qualified Supplemental Executive Retirement Plan (SERP) for certain key senior management employees that closed to new participants in 2019. Effective 2019, PSE has an officer restoration benefit for new officers who join PSE or are promoted, such that company contributions under PSE’s applicable tax-qualified plan, which otherwise would have been credited if not for IRS limitations, are credited at 4.0% of earnings to an account with the Deferred Compensation Plan.

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
The following tables summarize the Company’s change in benefit obligation, change in plan assets and amounts recognized in the Statements of Financial Position for the years ended December 31, 2021, and 2020:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of period	$849,383	$774,305	$46,742	$63,000	$12,114	$11,627
Amendments	—	—	—	—	205	44
Service cost	26,888	24,337	456	756	155	190
Interest cost	22,381	25,180	1,183	1,464	302	368
Actuarial loss (gain)	(6,826)	69,413	828	3,663	(514)	604
Benefits paid	(55,831)	(42,775)	(6,054)	(22,141)	(803)	(906)
Medicare part D subsidy received	—	—	—	—	195	187
Administrative expense	(1,035)	(1,077)	—	—	—	—
Benefit obligation at end of period	$834,960	$849,383	$43,155	$46,742	$11,654	$12,114

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Change in plan assets:
Fair value of plan assets at beginning of period	$834,655	$753,042	$—	$—	$5,918	$6,289
Actual return on plan assets	102,787	107,409	—	—	1,005	278
Employer contribution	18,000	18,000	6,054	22,141	222	257
Benefits paid	(55,831)	(42,775)	(6,054)	(22,141)	(804)	(906)
Administrative expense	(1,061)	(1,021)	—	—	—	—
Fair value of plan assets at end of period	$898,550	$834,655	$—	$—	$6,341	$5,918
Funded status at end of period	$63,590	$(14,728)	$(43,155)	$(46,742)	$(5,313)	$(6,196)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Amounts recognized in Consolidated Balance Sheet consist of:
Noncurrent assets	$63,590	$—	$—	$—	$—	$—
Current liabilities	—	—	(2,822)	(6,763)	(280)	(293)
Noncurrent liabilities	—	(14,728)	(40,333)	(39,979)	(5,033)	(5,903)
Net assets (liabilities)	$63,590	$(14,728)	$(43,155)	$(46,742)	$(5,313)	$(6,196)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Change in plan obligation and plan asset:
Projected benefit obligation	$834,960	$849,383	$43,155	$46,742	$11,654	$12,114
Accumulated benefit obligation	823,418	837,455	40,773	44,033	11,549	12,070
Fair value of plan assets	898,550	834,655	—	—	6,341	5,918

The following tables summarize Puget Energy's and PSE's pension benefit amounts recognized in accumulated other comprehensive income (AOCI) for the years ended December 31, 2021, and 2020:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$24,859	$98,010	$9,571	$11,738	$(525)	$600
Prior service cost (credit)	—	(1,904)	578	927	242	44
Total	$24,859	$96,106	$10,149	$12,665	$(283)	$644

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$127,111	$210,317	$10,103	$12,504	$(622)	$489
Prior service cost (credit)	—	(1,513)	578	927	242	44
Total	$127,111	$208,804	$10,681	$13,431	$(380)	$533

The following tables summarize Puget Energy's and PSE's net periodic benefit cost for the years ended December 31, 2021, 2020, and 2019.

Puget Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$26,888	$24,337	$22,656	$456	$756	$1,023	$155	$190	$61
Interest cost	22,381	25,180	28,913	1,183	1,464	2,314	302	368	410
Expected return on plan assets	(48,239)	(49,902)	(50,249)	—	—	—	(355)	(389)	(393)
Amortization of prior service cost (credit)	(1,904)	(1,980)	(1,980)	349	349	331	6	—	—
Amortization of net loss (gain)	11,803	8,160	1,151	2,165	2,122	1,365	(39)	(82)	(374)
Net periodic benefit cost	$10,929	$5,795	$491	$4,153	$4,691	$5,033	$69	$87	$(296)

Puget Sound Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$26,888	$24,337	$22,656	$456	$756	$1,023	$155	$190	$61
Interest cost	22,381	25,180	28,913	1,183	1,464	2,314	302	368	410
Expected return on plan assets	(48,242)	(49,910)	(50,267)	—	—	—	(355)	(389)	(393)
Amortization of prior service cost (credit)	(1,513)	(1,573)	(1,573)	349	349	333	6	—	—
Amortization of net loss (gain)	21,862	19,043	12,877	2,344	2,385	1,733	(52)	(137)	(562)
Net periodic benefit cost	$21,376	$17,077	$12,606	$4,332	$4,954	$5,403	$56	$32	$(484)

The following tables summarize Puget Energy's and PSE's benefit obligations recognized in other comprehensive income (OCI) for the years ended December 31, 2021, and 2020:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$(61,348)	$11,851	$828	$3,663	$(1,164)	$715
Amortization of net (loss) gain	(11,803)	(8,160)	(2,164)	(2,122)	39	82
Settlements, mergers, sales, and closures	—	—	(830)	(4,806)	—	—
Prior service cost (credit)	—	—	—	—	205	44
Amortization of prior service (cost) credit	1,904	1,980	(349)	(349)	(6)	—
Total change in other comprehensive income for year	$(71,247)	$5,671	$(2,515)	$(3,614)	$(926)	$841

Puget Sound Energy	Qualified Pension Benefit		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2021	2020	2021	2020	2021	2020
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$(61,345)	$11,858	$828	$3,663	$(1,164)	$715
Amortization of net (loss) gain	(21,862)	(19,043)	(2,343)	(2,385)	53	137
Settlements, mergers, sales, and closures	—	—	(886)	(5,248)	—	—
Prior service cost (credit)	—	—	—	—	205	44
Amortization of prior service (cost) credit	1,513	1,573	(349)	(349)	(6)	—
Total change in other comprehensive income for year	$(81,694)	$(5,612)	$(2,750)	$(4,319)	$(912)	$896

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2022, are expected to be at least $18.0 million, $2.8 million and $0.3 million, respectively.

Assumptions
In accounting for pension and other benefit obligations and costs under the plans, the following weighted-average actuarial assumptions were used by the Company:

	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
Benefit Obligation Assumptions	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	3.00%	2.70%	3.35%	3.00%	2.70%	3.35%	3.00%	2.70%	3.35%
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Interest crediting rate	4.00	4.00	4.00	N/A	N/A	N/A	N/A	N/A	N/A
Benefit Cost Assumptions
Discount rate	2.70	3.35	4.40	2.70	3.35	4.40	2.70	3.35	4.40
Return on plan assets	6.50	7.15	7.50	—	—	—	7.00	7.00	7.00
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Interest crediting rate	4.00	4.00	4.00	N/A	N/A	N/A	N/A	N/A	N/A

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
The discount rates were determined by using market interest rate data and the weighted-average discount rate from Citigroup Pension Liability Index Curve.  The Company also takes into account in determining the discount rate the expected changes in market interest rates and anticipated changes in the duration of the plan liabilities. The Company's projected benefit obligation for pension plans experienced an actuarial loss of $6.8 million in 2021. This is primarily due to the decrease in the discount rate used in measuring the benefit obligation. As of December 31,2019, PSE terminated the previous group retiree medical plan and created an HRA. As a result, medical inflation is no longer applicable in accounting for the related benefit obligation.

Plan Benefits
The expected total benefits to be paid during the next five years and the aggregate total to be paid for the five years thereafter are as follows:

(Dollars in Thousands)	2022	2023	2024	2025	2026	2027-2031
Qualified Pension total benefits	$46,900	$47,900	$49,100	$50,400	$51,300	$265,200
SERP Pension total benefits	2,822	3,881	6,786	7,796	2,265	17,047
Other Benefits total with Medicare Part D subsidy	962	925	896	877	860	4,012
Other Benefits total without Medicare Part D subsidy	962	925	896	877	860	4,012

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

The following table sets forth by level, within the fair value hierarchy, the qualified pension plan as of December 31, 2021, and 2020:

	Recurring Fair Value Measures				Recurring Fair Value Measures
	December 31, 2021				December 31, 2020
(Dollars in Thousands)	Level 1	Level 2	Other	Total	Level 1	Level 2	Other	Total
Assets:
Common Stock
–Domestic	$249,021	$99	$—	$249,120	$228,247	$53	$—	$228,300
–Foreign	25,963	—	—	25,963	19,216	—	—	19,216
Government Securities	65,266	2,470	—	67,736	73,006	9,148	—	82,154
Corporate Securities
–Domestic	—	12,820	—	12,820	—	6,082	—	6,082
–Foreign	—	5,239	—	5,239	—	3,699	—	3,699
Cash and cash equivalents	3,638	(540)	—	3,098	4,612	3,223	—	7,835
Investments measured at NAV
- Collective Investment Funds	—	—	359,861	359,861	—	—	342,014	342,014
- Partnership	—	—	115,570	115,570	—	—	107,137	107,137
- Mutual Funds	—	—	80,724	80,724	—	—	82,103	82,103
- Other	—	—	1,434	1,434	—	—	1,096	1,096
Net (payable) receivable	—	—	(23,015)	(23,015)	—	—	(44,981)	(44,981)
Total assets	$343,888	$20,088	$534,574	$898,550	$325,081	$22,205	$487,369	$834,655

The following table sets forth by level, within the fair value hierarchy, the Other Benefits plan assets which consist of insurance benefits for retired employees, at fair value:

	Recurring Fair Value Measures				Recurring Fair Value Measures
	December 31, 2021				December 31, 2020
(Dollars in Thousands)	Level 1	Level 2	Other	Total	Level 1	Level 2	Other	Total
Assets:
Money Markets	$4	$—	$—	$4	$—	$—	$—	$—
Mutual fund	—	6,337	—	6,337	5,916	—	—	5,916
Net (payable) receivable	—	—	—	—	—	—	2	2
Total assets	$4	$6,337	$—	$6,341	$5,916	$—	$2	$5,918

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

(14)  Income Taxes

The details of income tax (benefit) expense are as follows:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2021	2020	2019
Charged to operating expenses:
Current:
Federal	$25,395	$7,962	$9,424
State	721	7	164
Deferred:
Federal	(1,759)	(6,414)	7,357
State	158	109	128
Total income tax expense	$24,515	$1,664	$17,073

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2021	2020	2019
Charged to operating expenses:
Current:
Federal	$52,616	$10,607	$18,093
State	670	383	570
Deferred:
Federal	(9,027)	15,252	20,485
State	—	—	—
Total income tax expense	$44,259	$26,242	$39,148

The following reconciliation compares pre-tax book income at the federal statutory rate of 21.0% to the actual income tax expense in the Statements of Income:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2021	2020	2019
Income taxes at the statutory rate	$59,927	$38,720	$47,834
Increase (decrease):
Utility plant differences[1]	$(22,325)	$(22,991)	$(23,025)
AFUDC, net	1,509	(6,095)	(4,462)
Executive compensation	1,386	2,440	2,596
Treasury grant amortization	(5,424)	(8,935)	(7,870)
Excess deferred tax amortization	(13,392)	(3,038)	—
Other–net	2,834	1,563	2,000
Total income tax expense	$24,515	$1,664	$17,073
Effective tax rate	8.6%	0.9%	7.5%

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2021	2020	2019
Income taxes at the statutory rate	$79,868	$63,110	$69,735
Increase (decrease):
Utility plant differences[1]	$(22,325)	$(22,991)	$(23,025)
AFUDC, net	1,509	(6,095)	(4,462)
Executive compensation	1,386	2,440	2,596
Treasury grant amortization	(5,424)	(8,935)	(7,870)
Excess deferred tax amortization	(13,392)	(3,038)	—
Other–net	2,637	1,751	2,174
Total income tax expense	$44,259	$26,242	$39,148
Effective tax rate	11.6%	8.7%	11.8%
_______________
1.Utility plant differences include the reversal of excess deferred taxes using the average rate assumption method in the amount of $27.6 million in both 2021 and 2020.

The Company’s net deferred tax liability at December 31, 2021, and 2020, is composed of amounts related to the following types of temporary differences:

Puget Energy	At December 31,
(Dollars in Thousands)	2021	2020
Utility plant and equipment	$1,892,674	$1,923,933
Other deferred tax liabilities	202,783	175,333
Subtotal deferred tax liabilities	2,095,457	2,099,266
Net operating loss carryforward	(254,007)	(261,260)
Net regulatory liability for income taxes	(865,976)	(953,274)
Production tax credit carryforward	—	(35,995)
Other deferred tax assets	(62,990)	(38,008)
Subtotal deferred tax assets	(1,182,973)	(1,288,537)
Total net deferred tax liabilities	$912,484	$810,729

Puget Sound Energy	At December 31,
(Dollars in Thousands)	2021	2020
Utility plant and equipment	$1,892,674	$1,923,933
Other, net deferred tax liabilities	121,060	91,438
Subtotal deferred tax liabilities	2,013,734	2,015,371
Net regulatory liability for income taxes	(866,541)	(953,987)
Production tax credit carryforward	—	(35,995)
Other deferred tax assets	(62,990)	(38,007)
Subtotal deferred tax assets	(929,531)	(1,027,989)
Total net deferred tax liabilities	$1,084,203	$987,382

The Company calculates its deferred tax assets and liabilities under ASC 740, “Income Taxes” (ASC 740).  ASC 740 requires recording deferred tax balances, at the currently enacted tax rate, on assets and liabilities that are reported differently for income tax purposes than for financial reporting purposes.  The utilization of deferred tax assets requires sufficient taxable income in future years.  ASC 740 requires a valuation allowance on deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.  PSE fully utilized it’s PTC balance in 2021 and has no carryforwards at the end of 2021.  Puget Energy’s net operating loss carryforwards expire from 2029 through 2037. Net operating losses generated in 2018 and thereafter have no expiration date. No valuation allowance has been provided for net operating loss carryforwards.

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
As of December 31, 2021, and 2020, the Company had no material unrecognized tax benefits.  As a result, no interest or penalties were accrued for unrecognized tax benefits during the year.
On July 30, 2021, the IRS issued a PLR to PSE which concluded that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes was an impermissible methodology under the IRS normalization and consistency rules. The PLR requires adjustments to PSE's rates to bring PSE back into compliance with IRS rules. Accordingly, on September 28, 2021, the Washington Commission issued an order amending their previous order to correct the impermissible methodology and adjust customer rates in accordance with the PLR. For more information, see Note 4, "Regulation and Rates," to the consolidated financial statements included in Item 8 of this report.
The Company has open tax years from 2018 through 2021. The Company classifies interest as interest expense and penalties as other expense in the financial statements.

(15)  Litigation

From time to time, the Company is involved in litigation or legislative rulemaking proceedings relating to its operations in the normal course of business.  The following is a description of pending proceedings that are material to PSE’s operations:

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4. As part of a settlement that was signed by all Colstrip owners, Colstrip Units 1 and 2 owners, PSE and Talen Energy Corporation (Talen), agreed to retire the two oldest units (Units 1 and 2) at Colstrip no later than July 1, 2022. Depreciation rates were updated in the 2017 GRC, where PSE's depreciation increased for Colstrip Units 1 and 2 to recover plant costs to the expected shutdown date. Additionally, PSE has accelerated the depreciation of Colstrip Units 3 and 4, per the terms of the GRC settlement, to December 31, 2027. The 2017 GRC also repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4. Talen permanently shut down Units 1 and 2 on December 31, 2019.

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
On May 4, 2021, PSE along with the Colstrip owners, Avista Corporation, PacifiCorp and Portland General Electric filed a lawsuit against the state of Montana after Montana Governor Greg Gianforte signed Senate Bill 265 and 266 into law. The litigation challenged the constitutionality of Senate Bill 266. On October 13, 2021, the United States District Court for the District of Montana issued a preliminary injunction finding it likely that Senate Bill 266 unconstitutionally violates the commerce clause of the United States Constitution. Since then, a motion was filed requesting that the findings of the preliminary injunction be made permanent. As of December 31, 2021, the Company is not able to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

Puget LNG
In January 2018, the Puget Sound Clean Air Agency (PSCAA) determined a Supplemental Environmental Impact Statement (SEIS) was necessary in order to rule on the air quality permit for the facility. In December 2019, PSCAA issued the air quality permit for the facility, a decision which was appealed to the Washington Pollution Control Hearings Board (PCHB) by each of the Puyallup Tribe of Indians and nonprofit law firm Earthjustice. In November 2021, the PCHB affirmed the PSCAA ruling in PSE's favor. In December 2021, the PCHB decision was appealed with the Pierce County Superior Court by each of the Puyallup Tribe of Indians and nonprofit law firm Earthjustice. The appeal did not delay commissioning at the plant, which was completed on February 1, 2022. Puget LNG is expected to commence commercial operations in 2022.

Regional Haze Rule
In January 2017, the EPA published revisions to the Regional Haze Rule. Among other things, these revisions delayed new Regional Haze review from 2018 to 2021, however the end date will remain 2028. In January 2018, the EPA announced that it was reconsidering certain aspects of these revisions and PSE is unable to predict the outcome. Challenges to the 2017 Regional Haze Revision Rule are being held in abeyance in the U.S. Court of Appeals for the D.C. Circuit, pending resolution of the EPA’s reconsideration of the rule.

Clean Air Act 111(d)/EPA Affordable Clean Energy Rule
In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule, pursuant to Section 111(d) of the Clean Air Act. The ACE rule was finalized in June 2019, and establishes emission guidelines for states to develop plans to address greenhouse gas emissions from existing coal-fired plants. On January 19, 2021 the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the ACE rule and remanded the record back to the Agency for further consideration consistent with its opinion, finding that it misinterpreted the Clean Air Act. That matter is now pending before the US Supreme Court.

Washington Clean Air Rule
The Washington Clean Air Rule (CAR) was adopted by the state of Washington’s Department of Ecology in September 2016 and was intended to reduce greenhouse gas emissions from “covered entities” located within Washington, including large manufacturers, petroleum producers and natural gas utilities, including PSE. In September 2016, PSE, along with Avista Corporation, Cascade Natural Gas Corporation and NW Natural, filed lawsuits in both the U.S. District Court for the Eastern District of Washington and in the Superior Court of the State of Washington for Thurston County challenging the CAR. In March 2018, the Superior Court of the State of Washington for Thurston County invalidated the CAR. After an appeal by the Washington Department of Ecology, in January 2020, the Washington Supreme Court affirmed that CAR is not valid for “indirect emitters”, meaning it does not apply to the sale of natural gas for use by customers. The court ruled, however, that the rule can be severed and is valid for direct emitters including electric utilities with permitted air emission sources, and remanded the case back to the Thurston County to determine which parts of the rule survive. The Department of Ecology and the four parties asked Thurston County to stay this case until the 2020 Washington State legislative session concluded; the Department of Ecology has asked the court to extend the stay until the COVID-19 pandemic is over. Meanwhile, the four companies moved to voluntarily dismiss the federal court litigation without prejudice in March 2020.
Notably, the Climate Commitment Act, adopted by the state of Washington in 2021, prohibits the Department of Ecology from adopting or enforcing a program that regulates greenhouse gas emissions from a stationary source except as provided in the Act, which could effectively preempt the CAR.

(16)  Commitments and Contingencies

For the year ended December 31, 2021, approximately 13.3% of the Company’s energy output was obtained at an average cost of approximately $0.034 per Kilowatt Hour (kWh) through long-term contracts with three of the Washington Public Utility Districts (PUDs) that own hydroelectric projects on the Columbia River.  The purchase of power from the Columbia River projects is on a pro rata share basis under which the Company pays a proportionate share of the annual debt service, operating and maintenance costs and other expenses associated with each project, in proportion to the contractual share of power that PSE obtains from that project.  In these instances, PSE’s payments are not contingent upon the projects being operable; therefore, PSE is required to make the payments even if power is not delivered.  These projects are financed substantially through debt service payments and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements, or license requirements.  The Company’s share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the contract lives.
The Company's expenses under these PUD contracts were as follows for the years ended December 31, :

(Dollars in Thousands)	2021	2020	2019
PUD contract costs	$117,812	$116,874	$87,135

As of December 31, 2021, the Company purchased portions of the power output of the PUDs' projects as set forth in the following table:

		Company's Current Share of
(Dollars in Thousands)	Contract Expiration	Percent of Output	Megawatt Capacity	Estimated 2022 Costs	2022 Debt Service Costs	Interest included in 2022 Debt Service Costs	Debt Outstanding
Chelan County PUD:
Rock Island Project	2031	30.0%	187	$43,568	$12,074	$5,484	$99,510
Rocky Reach Project	2031	30.0	390	43,942	5,056	2,090	36,723
Douglas County PUD:
Wells Project[1]	2028	31.1	261	43,095	—	—	—
Grant County PUD:
Priest Rapids Development	2052	0.6	6	1,749	894	450	11,276
Wanapum Development	2052	0.6	7	1,749	894	450	11,276
Total			851	$134,103	$18,918	$8,474	$158,785
_______________
1.In March 2017, PSE entered a new PPA with Douglas County PUD for Wells Project output that begins upon expiration of the existing contract on August 31, 2018, and continues through September 30, 2028.
2.In March 2021, PSE entered into a new PPA with Chelan County PUD for additional Rocky Reach and Rock Island output. The contract begins on January 1, 2022, and continues through December 31, 2026. This agreement increases PSE’s share of output by 5% for each project, which equates to additional capacity of 31MW for Rock Island and 65MW for Rocky Reach.

The following table summarizes the Company’s estimated payment obligations for power purchases from the Columbia River projects, electric portfolio contracts and electric wholesale market transactions.  These contracts have varying terms and may include escalation and termination provisions.

(Dollars in Thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Columbia River projects	$151,378	$136,635	$134,188	$124,724	$123,243	$421,272	$1,091,440
Electric portfolio contracts	330,189	377,331	384,655	344,021	142,903	1,755,102	3,334,201
Electric wholesale market transactions	300,027	62,821	62,761	11,616	11,616	—	448,841
Total	$781,594	$576,787	$581,604	$480,361	$277,762	$2,176,374	$4,874,482

Total purchased power contracts provided the Company with approximately 13.1 million, 13.2 million and 12.5 million MWhs of firm energy at a cost of approximately $631.4 million, $491.7 million and $550.6 million for the years 2021, 2020, and 2019, respectively.

Natural Gas Supply Obligations
The Company has entered into various firm supply, transportation and storage service contracts in order to ensure adequate availability of natural gas supply for its customers and generation requirements.  The Company contracts for its long-term natural gas supply on a firm basis, which means the Company has a 100% daily take obligation and the supplier has a 100% daily delivery obligation to ensure service to PSE’s customers and generation requirements. The transportation and storage contracts, which have remaining terms from 1 to 23 years, provide that the Company must pay a fixed demand charge each month, regardless of actual usage. The Company incurred demand charges of $136.4 million, $135.8 million, and $125.1 million for firm transportation, storage and peaking services for its natural gas customers for the years 2021, 2020, and 2019. The Company incurred demand charges of $52.8 million, $51.2 million, and $51.2 million for firm transportation, storage and peaking services for the natural gas supply for its combustion turbines for the years 2021, 2020, and 2019.
The following table summarizes the Company’s obligations for future natural gas supply and demand charges through the primary terms of its existing contracts.  The quantified obligations are based on the FERC and Canadian Energy Regulator currently authorized rates, which are subject to change.

Natural Gas Supply and Demand Charge Obligations (Dollars in Thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Natural gas wholesale market transactions	$564,580	$299,400	$210,198	$153,054	$98,725	$—	$1,325,957
Firm transportation service	177,185	166,153	131,611	114,470	98,847	694,279	1,382,545
Firm storage service	8,899	2,270	68	67	56	—	11,360
Total	$750,664	$467,823	$341,877	$267,591	$197,628	$694,279	$2,719,862

Service Contracts
The following table summarizes the Company’s estimated obligations for service contracts through the terms of its existing contracts.

Service Contract Obligations (Dollars in Thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Energy production service contracts	$31,167	$31,916	$32,699	$33,468	$17,087	$81,854	$228,191
Automated meter reading system	46,455	47,517	47,526	48,249	49,098	—	238,845
Total	$77,622	$79,433	$80,225	$81,717	$66,185	$81,854	$467,036

Other Commitments and Contingencies
For information regarding PSE's environmental remediation obligations, see Note 4, "Regulation and Rates," to the consolidated financial statements included in Item 8 of this report.

(17)  Related Party Transactions

The Company identified no material related party transactions during the year ended December 31, 2021 and December 31, 2020.

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

(19) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s (loss) AOCI by component for the years ended December 31, 2021, 2020, and 2019, respectively:

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans
Changes in AOCI, net of tax
(Dollars in Thousands)		Total
Balance at December 31, 2018	$(77,202)	$(77,202)
Other comprehensive income (loss) before reclassifications	(7,337)	(7,337)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	390	390
Net current-period other comprehensive income (loss)	(6,947)	(6,947)
Balance at December 31, 2019	$(84,149)	$(84,149)
Other comprehensive income (loss) before reclassifications	(9,058)	(9,058)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	6,770	6,770
Net current-period other comprehensive income (loss)	(2,288)	(2,288)
Balance at December 31, 2020	$(86,437)	$(86,437)
Other comprehensive income (loss) before reclassifications	49,226	49,226
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	9,779	9,779
Net current-period other comprehensive income (loss)	59,005	59,005
Balance at December 31, 2021	$(27,432)	$(27,432)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)			Total
Balance at December 31, 2018	$(185,130)	$(5,754)	$(190,884)
Other comprehensive income (loss) before reclassifications	(8,096)	—	(8,096)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	10,118	385	10,503
Net current-period other comprehensive income (loss)	2,022	385	2,407
Balance at December 31, 2019	$(183,108)	$(5,369)	$(188,477)
Other comprehensive income (loss) before reclassifications	(8,717)	—	(8,717)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	15,853	385	16,238
Net current-period other comprehensive income (loss)	7,136	385	7,521
Balance at December 31, 2020	$(175,972)	$(4,984)	$(180,956)
Other comprehensive income (loss) before reclassifications	49,265	—	49,265
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	18,166	384	18,550
Net current-period other comprehensive income (loss)	67,431	384	67,815
Balance at December 31, 2021	$(108,541)	$(4,600)	$(113,141)

Details about the reclassifications out of AOCI (loss) for the years ended December 31, 2021, 2020, and 2019, respectively, are as follows:

Puget Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2021	2020	2019
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$1,549	$1,631	$1,648
Amortization of net gain (loss)	(a)	(13,928)	(10,200)	(2,142)
	Total before tax	(12,379)	(8,569)	(494)
	Tax (expense) or benefit	2,600	1,799	104
	Net of tax	(9,779)	(6,770)	(390)
Total reclassification for the period	Net of tax	$(9,779)	$(6,770)	$(390)
__________
(a) These AOCI components are included in the computation of net periodic pension cost, see Note 13, "Retirement Benefits," to the consolidated financial statements included in Item 8 of this report for additional details.

Puget Sound Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2021	2020	2019
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$1,158	$1,224	$1,240
Amortization of net gain (loss)	(a)	(24,153)	(21,291)	(14,048)
	Total before tax	(22,995)	(20,067)	(12,808)
	Tax (expense) or benefit	4,829	4,214	2,690
	Net of tax	(18,166)	(15,853)	(10,118)
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	Interest expense	(487)	(487)	(487)
	Tax (expense) or benefit	103	102	102
	Net of tax	(384)	(385)	(385)
Total reclassification for the period	Net of tax	$(18,550)	$(16,238)	$(10,503)
____________
(a) These AOCI components are included in the computation of net periodic pension cost, see Note 13, "Retirement Benefits," to the consolidated financial statements included in item 8 of this report for additional details.

SCHEDULE I:  CONDENSED FINANCIAL INFORMATION OF PUGET ENERGY

Puget Energy
Condensed Statements of Income and Comprehensive Income (Loss)
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Non-utility expense and other	$(913)	$(1,579)	$(1,495)
Other income (deductions):
Equity in earnings of subsidiary	337,405	277,654	294,724
Interest income	4,261	4,760	6,643
Interest expense	(100,002)	(123,592)	(111,716)
Income tax benefit (expense)	20,098	25,474	22,552
Net income (loss)	$260,849	$182,717	$210,708
Comprehensive income (loss)	$319,854	$180,429	$203,761

See accompanying notes to the condensed financial statements.

Puget Energy
Condensed Balance Sheets
(Dollars in Thousands)

	December 31,
	2021	2020
Assets:
Investment in subsidiaries	$4,446,758	$4,279,501
Other property and investments:
Goodwill	1,656,513	1,656,513
Current assets:
Cash	6,386	790
Receivables from affiliates[1]	233,258	211,411
Income tax receivables	6,006	—
Total current assets	245,650	212,201
Long-term assets:
Deferred income taxes	250,820	258,033
Other	984	1,520
Total long-term assets	251,804	259,553
Total assets	$6,600,725	$6,407,768
Capitalization and liabilities:
Common equity	$4,563,316	$4,139,882
Long-term debt	1,571,287	1,714,744
Total capitalization	6,134,603	5,854,626
Current liabilities:
Accounts payable to affiliates[1]	147	349
Accrued taxes	—	3,334
Current maturities of long-term debt	450,000	524,000
Interest	15,975	25,459
Total current liabilities	466,122	553,142
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$6,600,725	$6,407,768
_______________
1 Eliminated in consolidation.

See accompanying notes to the condensed financial statements.

Puget Energy
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net cash provided by (used in) operating activities	$143,691	$38,280	$68,724
Investing activities:
Investment in subsidiaries	(21,783)	—	(210,000)
(Increase) decrease in loan to subsidiary	—	(31,043)	(41,708)
Net cash provided by (used in) investing activities	(21,783)	(31,043)	(251,708)
Financing activities:
Dividends paid	(106,420)	(45,421)	(64,220)
Investment from Parent	210,000	4,575	—
Issuance of long-term debts	515,475	644,690	246,200
Redemption of long-term debts	(734,000)	(609,400)	—
Issue costs and others	(1,367)	(1,838)	(116)
Net cash provided by (used in) by financing activities	(116,312)	(7,394)	181,864
Increase (decrease) in cash	5,596	(157)	(1,120)
Cash at beginning of year	790	947	2,067
Cash at end of year	$6,386	$790	$947

See accompanying notes to the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

Puget Energy is an energy services holding company that conducts substantially all of its business operations through its regulated subsidiary, PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, named Puget LNG, LLC (Puget LNG). Puget LNG was formed in November 2016, and has the sole purpose of owning, developing and financing the non-regulated activity of a liquefied natural gas (LNG) facility at the Port of Tacoma, Washington. These condensed financial statements and related footnotes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These financial statements, in which Puget Energy’s subsidiaries have been included using the equity method, should be read in conjunction with the consolidated financial statements and notes thereto of Puget Energy included in Item 8, "Financial Statements and Supplementary Data" of this report. Puget Energy owns 100% of the common stock of its subsidiaries.
Equity earnings of subsidiary included earnings from PSE and PLNG of $335.0 million, $274.3 million and $292.9 million for the years ended December 31, 2021, 2020, and 2019, respectively, and business combination accounting adjustments under ASC 805 recorded at Puget Energy for PSE of $2.4 million, $3.4 million and $2.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. Investment in subsidiaries includes Puget Energy business combination accounting adjustments under ASC 805 that are recorded at Puget Energy.

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

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Puget Energy and Puget Sound Energy (Dollars in Thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2021
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$20,080	$27,204	$12,326	$34,958
Year Ended December 31, 2020
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$8,294	$23,292	$11,506	$20,080
Year Ended December 31, 2019
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$8,408	$17,633	$17,747	$8,294

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Puget Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of Puget Energy’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, Puget Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.
Puget Energy’s effectiveness of internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2021, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
PSE’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of PSE’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, PSE’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.
PSE’s effectiveness of internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
As of February 24, 2022, eleven directors constitute Puget Energy’s Board of Directors and twelve directors currently constitute PSE’s Board of Directors, as set forth below.  The directors are selected in accordance with the Amended and Restated Bylaws of each of Puget Energy and PSE, pursuant to which, the investor-owners of Puget Holdings (the indirect parent company of both Puget Energy and PSE) are entitled to select individuals to serve on the boards of Puget Energy and PSE.

Scott Armstrong, age 62, has been a director on the boards of PSE since June of 2015 and on the board of Puget Energy since November 2017. Mr. Armstrong previously served as Chief Executive Officer of Concure Oncology from March 2020 to November 2021. Prior to that Mr. Armstrong was President and CEO of Group Health Cooperative of Seattle, Washington, a health insurance and medical care provider, positions he had held since January 2005, until its acquisition by Kaiser Permanente on February 1, 2017. An independent director not affiliated with any of the Company’s investors, Mr. Armstrong’s executive leadership experience in a heavily regulated industry that has undergone extensive change, along with his involvement in civic affairs in the Pacific Northwest, are among the reasons for his appointment to the Puget Energy and PSE boards.

Richard Dinneny, age 59, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. Dinneny previously served as Senior Portfolio Manager, Infrastructure and Renewable Resources for British Columbia Investment Management Corporation (BCI) where he had the responsibility for all aspects of investing in infrastructure transactions from 2015 to May 31, 2021. Mr. Dinneny serves on the boards of Puget Energy and PSE as a representative of BCI’s ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws.

Barbara Gordon, age 63, has been a director on the board of PSE since November 2017. Ms. Gordon previously served as a Vice President of the board of directors for Seattle-King County Habitat for Humanity, a non-profit organization (2016-2018). Prior to that time, Ms. Gordon served as Executive Vice President and Chief Customer Officer of Bellevue-based Apptio, a developer of technology business management software (2016-2017), Senior Vice President and Chief Operating Officer of Isilon/EMC, a digital storage systems company (2013-2016), and as Corporate Vice President of Worldwide Customer Service and Support at Microsoft (2003-2013). An independent director not affiliated with any of the Company's investors, Ms. Gordon brings to the Board her expertise in customer-facing technology initiatives and enterprise level management of customer service and support.

Chris Parker, age 51, has been a director of both Puget Energy and PSE since February 22, 2022. Mr. Parker is currently a member of the Ontario Teachers’ Pension Plan North America Infrastructure team where he focuses on origination, execution and management of infrastructure investments. He joined Ontario Teachers’ Pension Plan in 2011 and has served on the board of directors of Northern Star Generation, Intergen, Express Pipeline, Ontario Teachers' New Zealand Forest Investments and Sydney Desalination Plant. He currently serves on the board of directors of Chicago Skyway. Prior to joining Ontario Teachers', Chris worked on power and utility investments at Brookfield Asset Management. Mr. Parker was selected by Clean Energy JV Sub 2, LP and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Parker will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Grant Hodgkins, age 46, has been a director on the boards of both Puget Energy and PSE since December 31, 2020. Mr. Hodgkins is currently the Portfolio Manager, Infrastructure and Renewable Resources Group, for British Columbia Investment Management Corporation (BCI) where he has responsibility for all aspects of investing in infrastructure transactions. Mr. Hodgkins is a director of Corix Infrastructure Inc., a water and wastewater utility and contract energy company based in Vancouver, British Columbia. Mr. Hodgkins was selected by BCI and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Hodgkins will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Tom King, age 60, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. King is currently the Operating Executive with AEA investors, a middle market private equity firm, which position he has held since 2017. Mr. King served as Chairman and President of National Grid U.S. from 2007-2015. Prior to that, he was president of PG&E Corporation and Chairman and CEO of Pacific Gas and Electric from 2003-2007. Mr. King serves on the board of Entregado Group and Allied Power Group. Mr. King’s experience as an executive officer of regulated utilities and his extensive familiarity with managing operational change are among the reasons for his continuing service as a member of the Puget Energy and PSE boards.

Mary Kipp, age 54, has been a director on the boards of both Puget Energy and PSE since January 3, 2020. Ms. Kipp has served as President and Chief Executive officer since January 3, 2020, and was President of Puget Energy and PSE from August 2019 to December 2019. Prior to that time Ms. Kipp served as President, Chief Executive Officer and Director of El Paso Electric Company (El Paso) from May 2017 to August 2019. Prior to that she served as Chief Executive Officer and Director of El Paso from December 2015 to May 2017, and President of El Paso from 2014 to 2015. Ms. Kipp also serves on the board of Energy Insurance Mutual Limited, an insurer and provider of risk management services to utilities and the energy industry, and of Boston Properties, Inc., a publicly traded developer, owner and manager of Class A office properties .

Jean-Paul Marmoreo, age 46, has been a director on the boards of both Puget Energy and PSE since September 3, 2021. Mr. Marmoreo is currently the Director Asset Management of OMERS Infrastructure Management Inc., since January 2019. He is currently on the boards of Calumet Concession Partners Inc., CannAmm GP Inc., and Commodore US Holding Corporation. Mr. Marmoreo was selected by OMERS and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Marmoreo will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Paul McMillan, age 67, has been a director on the boards of both Puget Energy and PSE since April 23, 2015. Mr. McMillan is currently principal of Tidal Shift Capital Inc. of Toronto, Ontario, Canada, which provides consulting and project development services to energy and infrastructure clients, he has held the position since July 2009. He served as Senior Vice President of EPCOR Energy Division of Edmonton, Alberta, Canada, from May 2005 to July 2009 and President of EPCOR Merchant and Capital LP from September 2000 to May 2005. Mr. McMillan serves on the boards of Puget Energy and PSE as a representative of Aimco’s ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws, and brings to this service his experience in energy and gas operations and trading as well as renewable and gas project development.

Aaron Rubin, age 44, has been a director on the boards of both Puget Energy and PSE since February 22, 2022. Mr. Rubin is currently responsible for Macquarie Asset Management’s Real Assets investment team that focuses on sustainable energy investments in the Americas. Since joining Macquarie in 2008, Mr. Rubin has had responsibility for investment origination and execution and the management of portfolio companies. Mr. Rubin currently serves on the board of directors of Cyrq Energy, Cleco Corporation and Lordstown Energy Center. Mr. Rubin was selected by Clean Energy JV Sub 1, LP and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Rubin will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Martijn Verwoest, age 45, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. Verwoest is currently the Head of Energy & Utilities at Stichting Pensioenfonds Zorg en Welzijn (PGGM), and is a member of their Infrastructure Investment Committee since 2007. From 2001 to 2007, he worked in PGGM’s public equity department. Mr. Verwoest will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Steven Zucchet, age 56, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. Zucchet is currently the Managing Director at Ontario Municipal Employees Retirement System Infrastructure Management (OMERS). Since joining OMERS in 2003, Mr. Zucchet has led numerous transactions and had asset management responsibilities at a number of utility and generation companies in Canada and the United States. He is currently on the board of Oncor and Bruce Power Inc. Mr. Zucchet will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Executive Officers
The information required by this item with respect to Puget Energy and PSE is incorporated herein by reference to the material under “Executive Officers of the Registrants” in Part I of this report.

Audit Committee
The Puget Energy and PSE Boards of Directors have both established an Audit Committee. Directors Scott Armstrong, Richard Dinneny, Paul McMillan, Tom King and Jean-Paul Marmoreo are the members of the Audit Committee. The Board has determined that Paul McMillan meets the definition of “Audit Committee Financial Expert” under United States Securities and Exchange Commission (SEC) rules. Puget Energy and PSE currently do not have any outstanding stock listed on a national securities exchange and, therefore, there are no independence standards applicable to either company in connection with the independence of its Audit Committee members.

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

ITEM 11.     EXECUTIVE COMPENSATION

Puget Energy
Puget Sound Energy
Executive Compensation

Compensation and Leadership Development Committee Interlocks and Insider Participation
The members of the Compensation and Leadership Development Committee (referred to as the Committee) of the Boards of Directors (referred to as the Board) of Puget Energy and PSE (referred to as the Company) are named in the Compensation and Leadership Development Committee Report.  No members of the Committee were officers or employees of the Company or any of its subsidiaries during 2021, nor were they formerly Company officers or had any relationship otherwise requiring disclosure.  Each member meets the independence requirements of the SEC and the New York Stock Exchange (NYSE).

Compensation Discussion and Analysis
This section provides information about the compensation program for the Company’s Named Executive Officers who are included in the Summary Compensation Table below.  For 2021, the Company’s Named Executive Officers and titles were:
•Mary E. Kipp, President and Chief Executive Officer (CEO);
•Kazi Hasan, Senior Vice President and Chief Financial Officer (CFO), effective June 24, 2021;
•Daniel A. Doyle, former Senior Vice President and Chief Financial Officer (CFO) until June 24, 2021 and who retired effective September 1, 2021;
•Adrian J. Rodriguez, Senior Vice President Regulatory and Strategy, effective January 25, 2021;
•Steve R. Secrist, Senior Vice President, General Counsel, Chief Ethics and Compliance Officer;
•Margaret F. Hopkins, Senior Vice President Shared Services and Chief Information Officer; and
•Booga K. Gilbertson, former Senior Vice President and Chief Operations Officer who retired effective October 1, 2021.

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

The Committee is responsible for developing and monitoring an executive compensation program and philosophy that achieves the foregoing objectives. In performing its duties, the Committee obtains information and advice on various aspects of the executive compensation program from its independent executive compensation consultant, Meridian Compensation Partners, LLC (Meridian). The Committee recommends to the Board for approval both the salary level for our CEO, based on information provided by Meridian and other relevant factors described below, and the salary levels for the other executives, based on recommendations from our CEO. The Committee also recommends to the Board for approval the annual and long-term incentive compensation plans for the executives, the setting of performance goals and the determination of target and actual awards under those plans, based on the compensation information provided by Meridian and other relevant factors.

In 2021, the Company used the following strategies to achieve the objectives of our executive compensation program:
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
•Place a significant portion of each executive’s target incentive compensation at risk to align executive compensation with Company financial and operating performance. Under its “pay for performance” philosophy, the Company maintains an incentive compensation program that supports the Company’s business strategy and aligns executive interests with those of investors and customers. The Committee believes that a significant portion of each executive’s compensation should be “at risk” and earned based on achievement relative to annual and long-term performance goals. For example, 79% of Ms. Kipp’s target 2021 compensation was considered “at risk” compensation. By establishing goals, monitoring results, and rewarding achievement of goals, the Company seeks to focus executives on actions that will improve Company performance and enhance investor value, while also retaining key talent. The Committee annually evaluates and establishes the performance goals and targets for our annual and long-term incentive programs
•Oversee the Company’s talent management process to ensure that executive leadership continues uninterrupted by executive retirements or other personnel changes.  The CEO leads talent reviews for leadership succession planning through meetings and discussions with her executive team.  Each executive conducts talent reviews of senior employees that report to him or her and who have high potential for assuming greater responsibility in the Company. Utilizing evaluations and assessments, the Committee and the Board annually review these assessments of executive readiness, the plans for development of the Company’s key executives, and progress made on these succession plans.  The Committee and the Board directly participate in discussion of succession plans for the position of CEO.

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
As a matter of philosophy, all three components of target total direct compensation are generally targeted within a competitive range of the 50th percentile of industry practice, with deviations by individual executive as described below.  If Company performance results are below expectations, actual compensation is expected to be below this targeted level. If Company performance exceeds target, actual compensation is expected to be above this targeted level.
Individual pay adjustments are reviewed annually relative to the 50th percentile of market pay, while also considering other factors, such as the executive’s recent performance, experience level, company performance, retention and internal pay equity.  Notwithstanding the median philosophy, the Company may choose to target an executive’s compensation above or below the 50th percentile of market pay when that individual has a role with greater or lesser responsibility than the best comparison job or when our executive’s experience and performance differ from those typically found in the market.

Role of Market Data
The Company uses market data compiled by Meridian to inform its pay decisions on base salary, target annual incentives and target long-term incentive awards. Market data is obtained from both industry-specific surveys and proxy statements of public companies selected for inclusion in the Company’s custom executive compensation peer group. The market survey data were sourced from a select cut from the Willis Towers Watson 2020 Energy Services Survey, comprised of utility and other companies similar in size and scope of operations to PSE.  The 22 companies in the custom market survey cut for 2021 pay decisions are shown below:

Custom Survey Peer Group
1.	Alliant Energy	10.	Hawaiian Electric Industries, Inc.	19.	Southwest Gas
2.	Ameren	11.	NiSource	20.	Spire, Inc.
3.	Atmos Energy	12.	Oncur	21.	UGI
4.	Avangrid	13.	OGE Energy	22.	WEC Energy Group
5.	Avista	14.	ONE Gas
6.	Cleco	15.	Pinnacle West Capital
7	CMS Energy	16.	PNM Resources
8	Evergy	17.	Portland General Electric
9.	Eversource Energy	18.	South Jersey Industries

Based on Meridian’s evaluation, as well as discussion with the Committee, two companies in the market survey group for 2020 were removed due to either having non-regulated business operations or due to being acquired. South Jersey Industries was added to the group in 2021.
The market survey data from the companies above were supplemented with proxy statement data for select positions in the Company’s executive compensation peer group, which was comprised of 15 companies, all but one of which overlapped with companies included in the market survey data. The 2020 median revenue of the executive compensation peers was $3.5 billion, which was comparable to PSE’s annual revenues of $3.3 billion at the time the peer group was developed. The proxy peer group was reviewed by Meridian to assess the continued relevancy of the companies and did not change from last year.

Proxy Peer Group
1.	Alliant Energy	7.	Eversource Energy	13.	Portland General Electric
2.	Ameren	8.	Idacorp	14.	Spire, Inc.
3.	Atmos Energy	9.	NiSource	15.	WEC Energy Group
4.	Avista	10.	ONE Gas
5.	CMS Energy	11.	Pinnacle West Capital
6.	Evergy	12.	PNM Resources

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

Base Salary
We recognize that it is necessary to provide executives with a fixed amount of regularly paid compensation that provides a balance to other at-risk pay elements. Base salaries are reviewed annually by the Committee based on its median philosophy, internal pay equity considerations and considerations specific to an individual such as an executive’s expertise, level of performance, experience in the role and contribution relative to others in the organization.

Base Salary Adjustments for 2021
The Committee reviewed the base salaries of the Named Executive Officers in early 2021 and recommended base salary adjustments to the Board, except for Mr. Hasan and Mr. Rodriguez, whose salaries were approved at hire in 2021. The Board approved the Committee’s salary recommendations shown in the table below. The adjustments were effective March 1, 2021. Base salaries for 2021 generally remained at the 50th percentile of market among the comparator group. The salary increase percentages approved by the Board for Ms. Kipp, Mr. Doyle, and Mr. Secrist were similar to salary increases for other non-represented employees, and the salary increases for Ms. Gilbertson and Ms. Hopkins were adjusted to reflect their expanded roles in 2021.

Name	2020 Base Salary	2021 Base Salary	% Change
Mary E. Kipp	$900,000	$930,000	3%
Kazi Hasan	N/A	510,000	—
Daniel A. Doyle	547,363	566,521	3.5
Adrian J. Rodriguez	N/A	530,000	—
Steve R. Secrist	483,626	500,553	3.5
Margaret F. Hopkins	350,000	414,000	18
Booga K. Gilbertson	428,145	470,531	9.9

2021 Annual Incentive Compensation
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
For 2021, the Company’s service quality commitment was measured by performance against eight Service Quality Indicators (SQIs) covering three broad categories, set forth below.  These are the same SQIs for which the Company is accountable to the Washington Commission.  The Company's annual report to the Washington Commission and our customers describes each SQI, how it is measured, the Company’s required level of achievement, and performance results.  The Company’s service quality report cards are available at http://www.PSE.com/PerformanceReportCards.
The SQIs for 2021 were the same as those in 2020 and were as follows:
•Customer Satisfaction (3 SQIs) - Customer satisfaction with the customer care center, natural gas field services and number of Washington Commission complaints.
•Customer Service (1 SQI) - Calls answered “live” within 60 seconds by the customer care center.
•Operations Services (4 SQIs) - Gas emergency response, electric emergency response, non-storm outage frequency, and on-time appointments.

The employee safety performance measure reflects the Company’s continued commitment to employee safety. The safety performance measure contains three targets which must all be satisfied for the safety measure to be treated as met. The three employee safety targets for 2021 were:
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
In 2021, 100% funding for the annual incentive plan required (i) achievement of 10 out of 10 customer service and safety measures (all eight SQIs, SAIDI and achievement of the safety measure) and (ii) target EBITDA performance. Seven of the ten customer service and safety measures were met, and EBITDA finished at 100.5% of target, so funding was less than 100%, as described further below.
Individual awards may be adjusted upward or downward based on an evaluation of an executive officer’s performance against individual and team goals that align with the corporate goals described below.

2021 Corporate Goals
In 2021, the Company continued using the Integrated Strategic Plan (ISP) to summarize for employees, including the Named Executive Officers, the direction and overall goals of the Company. The plan has five objectives which capture our 2021 corporate goals and which have been communicated to our employees. Each employee has specific individual and team goals linked to driving strategies that meet one or more of the following ISP objectives:
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

2021 Annual Incentive Plan Results
For 2021, achievement of the corporate goals under the annual incentive plan was at 100.5% of target for EBITDA. PSE EBITDA was $1,372.2 million, and SQI, SAIDI and safety achievement was 7 out of 10, leading to a funding level for 2021 of 53.77% for the annual incentive plan for the named executive officers.

Funding levels for 2021 at maximum, target, and threshold are shown in the table below:

Annual Incentive Performance Payout Scale and Actual Performance
Performance Measure (Dollars in Millions)	2021 EBITDA	SQI, SAIDI& Safety*	Funding Level
Maximum	$1,843.6	10/10	200%
Target	1,365.6	10/10	100
Threshold	1,229.0	6/10	30
2021 Actual Performance	1,372.2	7/10	53.77
_______________
* Combined SQI, SAIDI & Safety results of 6/10 or better and minimum EBITDA of $1,229.0 million are required for any annual incentive pay out funding
SQI, SAIDI and Safety results below 10/10 reduce funding (e.g., 9/10=90%, 8/10=80%, 7/10=70%)

No bonus is earned unless at least threshold EBITDA and SQI, SAIDI and safety goals are achieved. The achievement of threshold performance results in a 30% of target bonus payout. The maximum incentive payable for exceptional performance in this plan is two times each Named Executive Officer's target incentive.
An executive’s individual award amount can be increased or decreased based on an assessment by the CEO (or the Board in the case of the CEO) of the executive’s individual and team performance results. After considering performance on individual and team goals, adjustments were made by the CEO for individual performance of certain Named Executive Officers below CEO in 2021. The adjustments for individual performance are noted in the "Bonus" column on the Summary Compensation table and did not materially change the amounts resulting from 2021 achievement of the corporate goals. The Board approved the incentive amounts shown below, which will be paid in March 2022:

Name	Target Incentive (% of Base Salary)	2021 Actual Incentive Paid	2021 Actual Incentive (% of Base Salary)
Mary E. Kipp	100 (75)%	$575,043	62.0%
Kazi Hasan**	65 (48.75)	107,264	21
Daniel A. Doyle***	65 (48.75)	132,338	23
Adrian J. Rodriguez	65 (48.75)	207,649	39
Steve R. Secrist	65 (48.75)	174,938	35
Margaret F. Hopkins	65 (48.75)	137,474	33
Booga K. Gilbertson	65 (48.75)	123,433	26
* The incentive targets for all participants were reduced for the 2021 performance year to 75% of normal as part of budgetary steps taken in 2021 to manage operating expenses and ensure credit metrics were maintained. This reduced amount is shown in parentheses and only applies to 2021.
** Mr. Hasan will receive a total of $270,000 for 2021 (including the amount shown above, pro-rated for time worked in 2021) per his offer of employment.
*** Mr. Doyle and Ms. Gilbertson's annual incentive targets were 65%, but based on plan rules as a retiree, their awards were pro-rated for time worked in 2021.

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
For the 2020-2022 and 2021-2023 grant cycles, payments are based on achievement of a Return on Equity (ROE) metric, subject to achievement of a threshold EBITDA goal. Under this goal, EBITDA during the applicable three-year performance cycle must meet or exceed 90% of target EBITDA for a payment to occur. Assuming the EBITDA threshold is met, the grant cycles are funded based on the three-year average ROE metric. ROE reflects the income earned on our equity investment. The LTI Plan payments ultimately paid may range from 0% to 200% of target, depending on performance.
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
The 2019-2021 LTI plan cycle was denominated in units, determined by dividing the target LTI grant value by the unit value on the grant date. The initial per-unit value was measured at the Puget Holdings level and subsequent unit values are calculated annually by an independent auditing firm or based on market transactions. For the 2019-2021 LTIP grant, the number of units ultimately earned may range from 0% to 200% of target depending on performance, with the payout being made in cash based on the number of units earned and the per-unit value at the end of the performance period. The 2019-2021 grant cycle was based on achievement of the ROE metric measured over a three-year performance cycle.
Executives generally must be employed on the date completing the performance cycle to receive a cash payment under the LTI Plan, except in the event of retirement, disability or death.

2021-2023 Long-Term Incentive Plan Target Awards
Consistent with prior years, target LTI Plan awards for the 2021-2023 performance cycle were calculated based on a percentage of an executive's annual base salary, taking into account the executive's level of responsibility within the Company and the corresponding market data. Ms. Kipp’s target LTI Plan grant was increased to 274% of base salary to align with market pay levels. The other percentages were unchanged from amounts established for the 2020-2022 performance cycle. As part of his employment offer, Mr. Hasan's target grant was established as a dollar figure rather than a percentage and aligned to market data based on recommendations from Meridian. Target LTI Plan award amounts for the 2021-2023 performance cycle are shown in the following table.

Name	Target Long Term Incentive (% of Base Salary)
Mary E. Kipp	274%
Kazi Hasan	$750,000*
Daniel A. Doyle	95%
Adrian J. Rodriguez	95
Steve R. Secrist	95
Margaret F. Hopkins	95
Booga K. Gilbertson	95
* As described above, Mr. Hasan's grant upon employment was expressed as a dollar figure and not a percentage of base salary.

Details of the target grants and expected values at target, threshold and maximum performance levels can be found in the “2021 Grants of Plan-Based Awards” table below.

Long-Term Incentive Plan Performance 2019-2021 Performance Cycle Results and Payouts
The 2019-2021 performance cycle has now ended. Amounts payable as a result of award vesting are shown in the following table:
•Performance on the ROE component of the grant was an average of 103.1% of target. The ROE component funded at 117.7% of target units.

Name	Target Incentive (% of Base Salary)[1]	ROE Component Units Granted/Paid	2019-2021 Actual LTIP Paid[2]
Mary E. Kipp[3]	220%	23,112.6/27,203.6	$2,813,665
Kazi Hasan[3]	$125,000	1,534.9/1,806.6	186,855
Adrian J. Rodriguez[3]	31.6%	2,073.3/2,440.2	252,394
Steve R. Secrist	95	5,371/6,321.7	653,850
Margaret F. Hopkins	50	2,001/2,355.2	243,596
______________
1 Target LTI Plan incentive is a percentage of 2019 base salary when the grants were made in 2019 with a unit price of $81.86, except that grants made to each of Mr. Hasan and Mr. Rodriguez as part of offers of employment had unit prices of $81.44 and $80.87, respectively.. Mr. Rodriguez's target grant of 95% of base salary was prorated at 33.3%
2 2019-2021 actual LTI Plan amount payable is equal to the unit price of $103.43 multiplied by earned ROE component units.
3 In connection with Ms. Kipp's commencement of employment in 2019, she was eligible to participate in the 2019-2021 performance cycle at a target amount that reflected full participation at her then LTIP target to incentivize performance following commencement of employment at a unit price of $81.86. In connection with Mr. Hasan's and Mr. Rodriguez's commencement of employment in 2021, each were eligible to participate in the 2019-2021 performance cycle at a target amount that reflected reduced participation during the performance cycle but was intended to incentivize performance following commencement of employment.

In connection with Mr. Doyle’s retirement, he was eligible to receive a pro-rated portion of his LTI grants for the 2019-2021, 2020-2022 and 2021-2023 performance cycles in accordance with the LTI Plan in the amounts of $625,627, $0 and $81,806, respectively, paid in March 2022. In connection with Ms. Gilbertson’s retirement, she was eligible to receive a pro-rated portion of her LTI grant for the 2019-2021, 2020-2022 and 2021-2023 performance cycles at retirement in the amounts of $506,406, $0 and $101,917, respectively, paid in March 2022.

Retirement Plans –– Executive Retirement Plans and Retirement Plan
The Company maintains executive retirement plans to attract and retain executives by providing a benefit that is coordinated with the tax-qualified Retirement Plan for Employees of Puget Sound Energy, Inc. (Retirement Plan). Without the addition of the executive retirement plans, these executives would receive lower percentages of replacement income during retirement than other employees. All the Named Executive Officers participate in executive retirement plans during 2021—Mr. Secrist, and Ms. Hopkins participate in the SERP and Ms. Kipp, Mr. Hasan and Mr. Rodriguez participate in the Officer Restoration Benefit, as part of the Deferred Compensation Plan for Key Employees. Mr. Doyle and Ms. Gilbertson participated in the SERP until their departures in 2021. Additional information regarding the SERP, Officer Restoration Benefit and the Retirement Plan is shown in the “2021 Pension Benefits” table.

Deferred Compensation Plan
The Named Executive Officers are eligible to participate in the Deferred Compensation Plan for Key Employees (Deferred Compensation Plan).  The Deferred Compensation Plan provides eligible executives an opportunity to defer up to 100% of base salary, annual incentive bonuses and earned LTI Plan awards, plus receive additional Company contributions made by PSE into an account that has three investment tracking fund choices.  The funds mirror performance in major asset classes of bonds, stocks, and an interest crediting fund that changes rates quarterly.  The Deferred Compensation Plan is intended to allow the executives to defer current income, without being limited by the Internal Revenue Code contribution limitations for 401(k) plans and therefore have a deferral opportunity similar to other employees as a percentage of eligible compensation.  The Company contributions are also intended to restore benefits not available to executives under PSE’s tax-qualified plans due to Internal Revenue Code limitations on compensation and benefits applicable to those plans.  Additional information regarding the Deferred Compensation Plan is shown in the “2021 Non-qualified Deferred Compensation” table.

Post-Termination Benefits
The Committee periodically reviews existing change in control and severance arrangements for the peer group companies. Based on this information, the Committee has determined not to extend such arrangements to current and newly hired executives. No executive officers have employment agreements that would provide severance benefits. Certain compensation programs, such as the LTI Plan, have provisions that would apply in the event of a change in control.
The “Potential Payments Upon Termination or Change in Control” section describes the current post-termination arrangements with the Named Executive Officers as well as other plans and arrangements that would provide benefits on termination of employment or a change in control, and the estimated potential incremental payments upon a termination of employment or change in control based on an assumed termination or change in control date of December 31, 2021.

Other Compensation
The Company also provides the Named Executive Officers with benefits and limited perquisites. To attract qualified candidates, the Company may provide certain payments to executives in connection with an offer of employment, including payments to offset their relocation expenses.
In connection with his offer of employment, Mr. Hasan was eligible to receive a signing bonus of $100,000 and a relocation payment of $175,000, grossed up for taxes, to assist with moving expenses. Both amounts must be repaid if Mr. Hasan resigns or is terminated for cause within 24 months of employment. Mr. Hasan was also eligible to receive a bonus of $270,000, to be reduced by the amount he received under the annual incentive plan for 2021. Subject to continued employment, Mr. Hasan is eligible to receive a retention bonus of $250,000 in each of March 2022 and March 2023. Mr. Hasan is also eligible to participate in the 2020-2022 performance cycle under the LTI Plan based on a target grant of $375,000 in addition to participation in the other performance periods for which disclosure is provided above.
In connection with Mr. Rodriguez’s commencement of employment, he was eligible to receive a signing bonus of $132,500 and a relocation payment of $132,500, grossed up for taxes, to assist with moving expenses. Both amounts must be repaid if Mr. Rodriguez resigns or is terminated for cause within 24 months of employment. Mr. Rodriguez is also eligible to participate in the 2020-2022 performance cycle under the LTI Plan based on a target grant of 66.7% of base salary in addition to participation in the other performance periods for which disclosure is provided above.
The current executives participate in the same group health and welfare plans as other employees. Company vice presidents and above, including the Named Executive Officers, are eligible for additional disability and life insurance benefits. The executives are also eligible to receive reimbursement for financial planning, tax preparation and legal services up to an annual limit. The reimbursement for financial planning, tax preparation and legal services is provided to allow executives to concentrate on their business responsibilities. These perquisites generally do not make up a significant portion of executive compensation and did not exceed $10,000 in total for each Named Executive Officer in 2021. Executives are taxed on the value of the perquisites received, with no corresponding gross-up by the Company.

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

Impact of Accounting and Tax Treatment of Compensation
The accounting treatment of compensation generally has not been a significant factor in determining the amounts of compensation for our executive officers.  However, the Company considers the tax impact of various program designs to balance the potential cost to the Company with the benefit/value to the executive. As a result of changes in federal tax law effective in 2018, the Company is now subject to IRS section 162(m). Section 162(m) limits the tax deductibility of compensation paid to certain executive officers, including the Named Executive Officers, to $1 million per year. Notwithstanding the new tax law, the Company does not expect to make changes in its executive compensation program designs and retains the discretion to pay compensation that may not qualify for a tax deduction.

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

Compensation and Leadership Development Committee Report
The Board delegates responsibility to the Compensation and Leadership Development Committee to establish and oversee the Company’s executive compensation program.  Each member of the Committee served during all of 2021.
The Committee members listed below have reviewed and discussed the “Compensation Discussion and Analysis” with the Company’s management.  Based on this review and discussion, the Committee recommended to the Board, and the Board has approved, that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for filing with the SEC.

Compensation and Leadership
Development Committee of
Puget Energy, Inc.
Puget Sound Energy, Inc.

Steven Zucchet, chair,
Scott Armstrong
Barbara Gordon
Mary McWilliams
Martijn Verwoest

Summary Compensation Table
The following information is provided for the year ended December 31, 2021, (and for prior years where applicable) with respect to the Named Executive Officers during 2021.  The positions listed below are at Puget Energy and PSE, except that Ms. Gilbertson and Ms. Hopkins are executives of PSE only. Positions listed are those held by the Named Executive Officers as of December 31, 2021.  Salary and incentive compensation includes amounts deferred at the executive’s election.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation[2]	Change in Pension Value and Nonqualified Deferred Compensation[3]	All Other Compensation[4]	Total
Mary E. Kipp,	2021	$923,923	$—	$—	$—	$3,388,708	$—	$101,614	$4,414,245
President and	2020	891,667	—	—	—	2,847,229	—	1,557,670	5,296,566
Chief Executive Officer[5]	2019	252,540	—	—	—	1,876,398	—	813,893	2,942,831
Kazi Hasan, Senior Vice President and Chief Financial Officer[6]	2021	243,409	262,736	—	—	294,118	—	315,817	1,116,080
Daniel A. Doyle	2021	400,453				132,338	264,116	753,806	1,550,713
Former Senior Vice President	2020	544,041	—	—	—	1,304,379	824,333	60,602	2,733,355
and Chief Financial Officer[7]	2019	521,399	—	—	—	1,608,655	964,614	63,555	3,158,223
Adrian J. Rodriguez, Senior Vice President Regulatory and Strategy[8]	2021	475,318	132,500	—	—	460,043	—	248,821	1,316,682
Steve R. Secrist	2021	497,096				828,788	524,937	49,050	1,899,871
Senior Vice President	2020	479,287	—	—	—	1,105,450	658,689	51,325	2,294,751
General Counsel, Chief Ethics & Compliance Officer[9]	2019	459,165	—	—	—	1,291,097	786,634	53,517	2,590,413
Margaret F. Hopkins	2021	400,984	—	—	—	381,070	505,621	37,694	1,325,369
Senior Vice President Shared Services and CIO[10]	2020	345,328	—	—	—	461,260	499,683	39,064	1,345,335
Booga K. Gilbertson	2021	365,633	—	—	—	123,433	454,034	633,044	1,576,144
Former Senior Vice President, Chief Operations Officer[11]	2020	420,406	—	—	—	870,111	794,245	43,169	2,127,931
_______________
1.Reflects individual performance above target as described in the "Compensation Discussion and Analysis," section titled "2021 Annual Incentive Plan Results". For Mr. Hasan and Mr. Rodriguez also reflects signing bonuses paid in connection with commencement of employment in 2021, in the amounts of $100,000 and $132,500, respectively.
2.For 2021, reflects annual cash incentive compensation paid under the 2021 Goals and Incentive Plan and cash incentive compensation paid under the LTI Plan for the 2019-2021 performance cycle. Cash incentive amounts were paid in early 2022 or deferred at the executive's election.  The 2021 Goals and Incentive Plan and the LTI Plan are described in further detail under “Compensation Discussion and Analysis,” including the individual amounts paid to each Named Executive Officer in early 2022.
3.Reflects the aggregate increase in the actuarial present value of the executive’s accumulated benefit under all pension plans during the year.  The amounts are determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and include amounts that the executive may not currently be entitled to receive because such amounts are not vested.  In 2021, updated interest rates relative to those used for 2020 have generally resulted in smaller increases in value than in prior years.  Information regarding these pension plans is set forth in further detail under “2021 Pension Benefits.”  The change in pension value amounts for 2021 are: Ms. Kipp, $0; Mr.. Hasan, $0; Mr. Doyle, $264,116; Mr. Rodriguez, $0; Mr. Secrist, $524,937; Ms. Hopkins, $505,621; and Ms. Gilbertson, $451,676. Also included in this column are the portions of Deferred Compensation Plan earnings that are considered above market. Only Ms. Gilbertson had these earnings for 2021 in the amount of $2,358. See the “2021 Nonqualified Deferred Compensation” table for all Deferred Compensation Plan earnings.
4.All Other Compensation for 2021 is shown in detail in the table below.
5.Ms. Kipp joined PSE and Puget Energy as President on August 31, 2019, and became President and CEO on January 3, 2020.
6.Mr. Hasan joined PSE and Puget Energy as Senior Vice President and Chief Financial Officer on June 24, 2021.
7.Mr. Doyle joined PSE and Puget Energy as Senior Vice President and Chief Financial Officer on November 28, 2011, and retired effective September 1, 2021.
8.Mr. Rodriguez joined PSE and Puget Energy as Senior Vice President Regulatory and Strategy on January 25, 2021. .
9.Mr. Secrist has worked at PSE since May 1989.
10.Ms. Hopkins has worked at PSE since 2009.
11.Ms. Gilbertson has worked at PSE since 1991, and retired effective October 1, 2021.

Detail of All Other Compensation

Name	Perquisites and Other Personal Benefits[1]	Registrant Contributions to Defined Contribution and Deferred Compensation Plans[2]	Other[3]
Mary E. Kipp	$—	$92,078	$9,537
Kazi Hasan	175,000	10,858	129,959
Daniel A. Doyle	2,500	38,558	712,748
Adrian J. Rodriguez	134,500	13,050	101,271
Steve R. Secrist	1,390	42,138	5,522
Margaret F. Hopkins	—	31,625	6,069
Booga K. Gilbertson	712	19,801	612,531
_______________
1.Reimbursement for financial planning, tax planning, and/or legal planning, with the initial plan up to a maximum of $5,000, and then annual reimbursement up to a maximum of $5,000 for Ms. Kipp, and $2,500 for the other Named Executive Officers. For Mr. Hasan and Mr. Rodriguez, also includes relocation payments of $175,000 and $132,500, respectively, as described in the Compensation Discussion and Analysis, "Other Compensation."
2.Includes Company contributions during 2021 to PSE’s Investment Plan (a tax qualified 401(k) plan) and the Deferred Compensation Plan. Company 401(k) contributions are as follows: Ms. Kipp, $24,450; Mr. Hasan, $10,858; Mr. Doyle, $20,250; Mr. Rodriguez, $13,050;,Mr. Secrist $17,584; Ms. Hopkins $16,243; and Ms. Gilbertson $19,801. Company contributions to the Deferred Compensation Plan are as follows: Ms. Kipp, $67,628; Mr. Hasan, $0; Mr. Doyle, $18,308; Mr. Rodriguez, $0; Mr. Secrist, $24,554; Ms. Hopkins, $15,382; and Ms. Gilbertson, $0.
3.Reflects the value of imputed income for life insurance and Company paid premiums on supplemental disability insurance for all Named Executive Officers. For Mr. Hasan and Mr. Rodriguez also includes the amount of tax gross-ups on relocation payments of $125,485 and $97,597, respectively, as described in the Compensation Discussion and Analysis, “Other Compensation". For Mr. Doyle and Ms. Gilbertson also includes pro-rated payment of LTI Plan grants at retirement, per the LTI Plan terms: Mr. Doyle 2019-2021 $625,627; 2020-2022 $0 and 2021-2023, $81,806; and Ms. Gilbertson 2019-2021, $506,406; 2020-2022, $0; and 2021-2023, $101,917.

2021 Grants of Plan-Based Awards
The following table presents information regarding 2021 grants of non-equity annual incentive awards and LTI Plan awards, including, as applicable, the range of potential payouts for the awards.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Grant Date	Grant Target Value	Threshold	Target	Maximum
Mary E. Kipp
Annual Incentive[1]	1/1/2021		$279,000	$930,000	$1,860,000
LTI Plan 2021-2023[2]	2/25/2021	2,548,200	1,274,100	2,584,200	5,096,400
Kazi Hasan
Annual Incentive[1]	6/24/2021		$52,042	$173,474	$346,948
LTI Plan 2019-2021[3]	6/24/2021	125,000	62,500	125,000	250,000
LTI Plan 2020-2022[3]	6/24/2021	375,000	187,500	375,000	750,000
LTI Plan 2021-2023[2]	6/24/2021	750,000	375,000	750,000	1,500,000
Daniel A. Doyle
Annual Incentive[1,4]	1/1/2021		$55,236	$184,119	$368,239
LTI Plan 2021-2023[2,4]	2/25/2021	538,195	269,097	538,195	1,076,390
Adrian J. Rodriguez
Annual Incentive[1]	1/25/2021		$96,550	$321,832	$643,664
LTI Plan 2019-2021[3]	1/25/2021	167,667	83,834	167,667	335,334
LTI Plan 2020-2022[3]	1/25/2021	335,835	167,918	335,835	671,670
LTI Plan 2021-2023[2]	2/25/2021	503,500	251,750	503,500	1,007,000
Steve R. Secrist
Annual Incentive[1]	1/1/2021		$97,608	$325,359	$650,719
LTI Plan 2021-2023[2]	2/25/2021	475,525	237,763	475,525	951,051
Margaret F. Hopkins
Annual Incentive[1]	1/1/2021		$91,754	$305,845	$611,690
LTI Plan 2021-2023[2]	2/25/2021	447,004	223,502	447,004	894,009
Booga K. Gilbertson
Annual Incentive[1,4]	1/1/2021		$80,742	$269,139	$538,278
LTI Plan 2021-2023[4]	2/25/2021	393,357	196,679	393,357	786,714
_______________
1.As described in the “Compensation Discussion and Analysis,” the 2021 Goals and Incentive Plan had dual funding triggers in 2021 of $1,229.0 million EBITDA and SQI performance of 6/10. Payment would be $0 if either trigger is not met. The threshold estimate assumes $1,229.0 million EBITDA and SQI/Safety measure performance at 6/10. The target estimate assumes $1,365.6 million EBITDA and SQI/Safety measure performance at 10/10. The maximum estimate assumes $1,843.6 million EBITDA or higher and SQI/Safety measure performance at 10/10. Awards for Mr. Hasan and Mr. Rodriguez were pro-rated for time worked in 2021 per the plan.
2.As described in the “Compensation Discussion and Analysis,” LTI Plan grants for the 2021-2023 performance cycle were allocated 100% to a ROE component subject to achievement of an EBITDA threshold goal. Payments are calculated based on the average three-year performance of ROE.
3.In connection with Mr. Hasan's and Mr. Rodriguez's commencement of employment, each was eligible to participate in the LTI Plan for the performance cycle indicated, but at a reduced participation level, as described in the "Compensation Discussion and Analysis.".
4.Mr. Doyle and Ms. Gilbertson received full grants at grant date in the amounts shown, but upon retirement had earned pro-rate portions per the plans, in the amounts shown in the Summary Compensation Table for 2021.

2021 Pension Benefits
The Company and its affiliates maintain two pension plans: the Retirement Plan and the SERP, in addition to an Officer Restoration Benefit as part of the Deferred Compensation Plan. The following table provides information for the participating Named Executive Officers regarding the actuarial present value of the executive’s accumulated benefit and years of credited service under the Retirement Plan and the SERP. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. Each of the Named Executive Officers participates in both plans, except Ms. Kipp and Mr. Hasan, who participate just in the Officer Restoration Benefit (which is reported separately below) and Mr. Rodriguez who participates in the Retirement Plan and the Officer Restoration Benefit.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit [1,2]	Payments During Last Fiscal Year
Mary E. Kipp[3]	Retirement Contribution	2.3	$—	$—
	Restoration Benefit	2.3	—	—
Kazi Hasan[3]	Retirement Contribution	.5	—	—
	Restoration Benefit	.5	—	—
Daniel A. Doyle	Retirement Plan	9.7	—	418,569
	SERP	9.7	—	4,073,681
Adrian J. Rodriguez[3]	Retirement Contribution	.9	11,600	—
	Restoration Benefit	.9	—	—
Steve R. Secrist	Retirement Plan	32.6	897,024	—
	SERP	32.6	4,594,485	—
Margaret F. Hopkins	Retirement Plan	12.3	409,454	—
	SERP	12.3	2,460,269	—
Booga K. Gilbertson	Retirement Plan	35.6	912,812	—
	SERP	35.6	3,431,837	—
_______________
1.The amounts reported in this column for each executive were calculated assuming no future service or pay increases. Present values were calculated assuming no pre-retirement mortality or termination.  The values under the Retirement Plan and the SERP are the actuarial present values as of December 31, 2021, of the benefits earned as of that date and payable at normal retirement age (age 65 for the Retirement Plan and age 62 for the SERP).  Future cash balance interest credits are assumed to be 4.0% annually.  The discount assumption is 3.00%, and the post-retirement mortality assumption is based on the 2022 417(e) unisex mortality table. Annuity benefits are converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 1.07%, 2.68%, and 3.36% (the 24-month average of the underlying rates as of September 2021), except that payments assumed to occur during 2022 use segment rates in effect for 2022 (this does not apply to any Named Executive Officers this year).  These assumptions are consistent with the ones used for the Retirement Plan and the SERP for financial reporting purposes for 2021.  In order to determine the change in pension values for the Summary Compensation Table, the values of the Retirement Plan and the SERP benefits were also calculated as of December 31, 2020, for the benefits earned as of that date using the assumptions used for financial reporting purposes for 2020.  These assumptions included assumed cash balance interest credits of 4.0%, a discount assumption of 2.70% and post-retirement mortality assumption based on the 2021 417(e) unisex mortality table. Annuity benefits were converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 2.22%, 3.38%, and 3.92% (the 24-month average of the underlying rates as of September 2020). Other assumptions used to determine the value as of December 31, 2020, were the same as those used for December 31, 2021.
2.As described in footnote 1 above, the amounts reported for the SERP in this column are actuarial present values, calculated using the actuarial assumptions used for financial reporting purposes. These assumptions are different from those used to calculate the actual amount of benefit payments under the SERP (see text below for a discussion of the actuarial assumptions used to calculate actual payment amounts). The following table shows the estimated lump sum amount that would be paid under the SERP to each SERP-eligible Named Executive Officer at age 62 (without discounting to the present), calculated as if such Named Executive Officer had terminated employment on December 31, 2021.  Each SERP-eligible Named Executive Officer was vested in his or her SERP benefits as of December 31, 2021.

Name	Estimated Lump Sum
Steve R. Secrist	$4,886,309
Margaret F. Hopkins	2,866,213
_______________________
3. Ms. Kipp, Mr. Hasan and Mr. Rodriguez do not have SERP benefits as that plan was closed prior to their joining PSE. Ms. Kipp and Mr. Hasan do not have a Retirement Plan benefit, as upon hire, each elected to have their 4% company retirement contribution made to their 401(k) accounts. Based on service through December 31, 2021 these 401(k) accounts had values of: Ms. Kipp, $34,093; and Mr. Hasan, $9,651. Ms. Kipp, Mr. Hasan and Mr. Rodriguez also participate in the Officer Restoration Benefit Plan as described below, with vesting after three years of service. The value of these Officer Restoration accounts based on service through December 31, 2021 are: Ms. Kipp, $76,960; and Mr. Rodriguez, $7,413. Mr. Hasan's first Officer Restoration account contribution will be made in 2022.
4.As a result of retirement on September 1, 2021, Mr. Doyle received a SERP lump sum in the amount of $4,073,681, calculated per the plan and paid according to Mr. Doyle's payment election. Additionally, as a result of retirement on October 1, 2021, Ms. Gilbertson became eligible for her SERP benefit which will commence payments in 2025, according to Ms. Gilbertson's payment election.

Retirement Plan
Under the Retirement Plan, the Company's eligible employees hired prior to January 1, 2014 (prior to December 12, 2014, in the case of IBEW-represented employees), including the participating Named Executive Officers, accrue benefits in accordance with a cash balance formula, beginning on the later of their date of hire or March 1, 1997.  Under this formula, for each calendar year after 1996, age-weighted pay credits are allocated to a bookkeeping account (a Cash Balance Account) for each participant.  The pay credits range from 3% to 8% of eligible compensation. Non-represented and UA-represented employees hired on or after January 1, 2014, and IBEW-represented employees hired on or after December 12, 2014, will receive pay credits equal to 4% (rather than the age-based pay credit described above), which non-represented and IBEW-represented employees may choose to have contributed to the Company’s 401(k) plan, rather than credited under the Retirement Plan. Eligible compensation generally includes base salary and bonuses (other than bonuses paid under the LTI Plan and signing, retention and similar bonuses), up to the limit imposed by the Internal Revenue Code.  For 2021, the limit was $290,000. For 2022, the limit is $305,000. In addition, as of March 1, 1997, the Cash Balance Account of each participant who was participating in the Retirement Plan on March 1, 1997, was credited with an amount based on the actuarial present value of that participant’s accrued benefit, as of February 28, 1997, under the Retirement Plan’s previous formula. Amounts in the Cash Balance Accounts are also credited with interest.  The interest crediting rate is 4% per year or such higher amount as PSE may determine. For 2021 and 2022, the annual interest crediting rate was 4%.
A participant’s Retirement Plan benefit generally vests upon the earlier of the participant’s completion of three years of active service with Puget Energy, PSE or their affiliates or attainment of age 65 (the Retirement Plan’s normal retirement age) while employed by the Company or one of its affiliates.  Normal retirement benefit payments begin to a vested participant as of the first day of the month following the later of the participant’s termination of employment or attainment of age 65.  However, a vested participant may elect to have his or her benefit under the Retirement Plan paid, or commence to be paid, as of the first day of any month commencing after the date on which his or her employment with Puget Energy, PSE and their affiliates terminates.  If benefit payments commence prior to the participant’s attainment of age 65, then the amount of the monthly payments will be reduced for early commencement to reflect the fact that payments will be made over a longer period of time.  This reduction is subsidized - that is, it is less than a pure actuarial reduction.  The amount of this reduction is, on average, 0.30% for each of the first 60 months, 0.33% for each of the second 60 months, 0.23% for each of the third 60 months and 0.17% for each of the fourth 60 months that the payment commencement date precedes the participant’s 65th birthday.  Further reductions apply for each additional month that the payment commencement date precedes the participant’s 65th birthday.  As of December 31, 2021, all the Named Executive Officers, except Ms. Kipp, Mr. Hasan and Mr. Rodriguez were vested in their benefits under the Retirement Plan and, hence, would be eligible to commence benefit payments upon termination.
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

Supplemental Executive Retirement Plan
The SERP provides a benefit to participating Named Executive Officers that supplements the retirement income provided to the executives by the Retirement Plan. The Company closed the SERP plan to new participants as of August 1, 2019, but existing officer participants continue to accrue benefits in the plan. All the Named Executive Officers hired prior to 2019 participate in the SERP. A participating Named Executive Officer’s SERP benefit generally vests upon the executive’s completion of five years of participation in the SERP and attainment of age 55 while employed by the Company or any of its affiliates. However, SERP participants as of December 31, 2012 who have not yet attained age 55, have been exempted from the age 55 vesting requirement. All the participating Named Executive Officers with SERP eligibility are vested in their SERP benefits.

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
iii.The actuarially equivalent monthly amount payable (or that would be payable) to the executive as of the first day of the month following the later of the executive’s date of termination or attainment of age 62 from any pension-type rollover accounts within the Deferred Compensation Plan (including the annual cash balance restoration account). These accounts are described in more detail in the “2021 Nonqualified Deferred Compensation” section.
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

Officer Restoration Benefit
The Officer Restoration Benefit provides a benefit to participating officers that supplements the retirement income provided to the executives. Executives participating in the SERP are not eligible. Ms. Kipp, Mr. Hasan and Mr. Rodriguez participate in the benefit and those Company contributions under PSE’s applicable tax-qualified plan that would otherwise have been earned, if not for IRS limitations, are credited by the Company to an account for each within the Deferred Compensation Plan.

2021 Nonqualified Deferred Compensation
The following table provides information for each of the Named Executive Officers regarding aggregate executive and Company contributions and aggregate earnings for 2021 and year-end account balances under the Deferred Compensation Plan.

Name	Executive Contributions in 2021[1]	Registrant Contributions in 2021[2]	Aggregate Earnings in 2021[3]	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2021[4]
Mary E. Kipp	$1,084,486	$67,628	$167,903	$—	$1,660,065
Kazi Hasan	2,125	—	107	—	2,232
Daniel A. Doyle	16,208	18,308	100,664	1,548,251	—
Adrian J. Rodriguez	—	—	—	—	—
Steve R. Secrist	32,883	24,554	31,300	—	413,622
Margaret F. Hopkins	138,978	15,382	108,618		963,093
Booga K. Gilbertson	—	—	81,404	987,234	—
_______________
1.The amount in this column reflects elective deferrals by the executive of salary, annual incentive compensation or LTI Plan awards paid in 2021. Deferred salary amounts are: Ms. Kipp, $221,933; Mr. Hasan, $2,125; Mr. Doyle, $16,208; Mr. Rodriguez, $0; Mr. Secrist, $32,883; Ms. Hopkins, $23,663; and Ms. Gilbertson, $0. Deferred annual incentive compensation and LTI Plan award amounts are $0 for all Named Executives, except for Ms. Kipp who deferred $156,128 in incentive compensation and $706,425 in LTI Plan awards and Ms. Hopkins who deferred $26,202 in annual incentive compensation and $89,112 in LTI Plan awards. The amounts are also included in the applicable column of the Summary Compensation Table for 2021.
2.The amount reported in this column reflects contributions by PSE consisting of the annual investment plan restoration amount and annual cash balance restoration amount described below. These amounts are also included in the total amounts shown in the All Other Compensation column of the Summary Compensation Table for 2021.
3.The amount in this column for each executive reflects the change in value of investment tracking funds. Amounts of zero indicate no change in value or a decrease in value. Above market earnings on these amounts are included in the Change in Pension Value and Non-qualified Deferred Compensation Earnings column of the Summary Compensation Table for 2021.
4.Of the amounts in this column, the amounts in the table below have also been reported in the Summary Compensation Table for 2021, 2020, and 2019.

Name	Reported for 2021	Reported for 2020	Reported for 2019
Mary E. Kipp	$1,084,486	$242,609	$64,500
Kazi Hasan	2,125	—	—
Daniel A. Doyle	16,208	59,358	66,403
Adrian J. Rodriguez	—	—	—
Steve R. Secrist	32,883	61,665	67,034
Margaret F. Hopkins	138,978	156,861	—
Booga K. Gilbertson	—	75,893	—

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
The Named Executive Officers choose how to credit deferred amounts among three investment tracking funds.  The tracking funds mirror performance in major asset classes of bonds, stocks, and a money market index. For deferrals prior to 2012, an interest crediting fund was available.  The tracking funds differ from the investment funds offered in the 401(k) plan.  The 2021 calendar year returns of these tracking funds were:

Vanguard Total Bond Market Index	-1.65%
Vanguard 500 Index	28.66
Vanguard Money Market Index	.01
Interest Crediting Fund (pre-2012 deferrals)	3.03

The Named Executive Officers may change how deferrals are allocated to the tracking funds at any time.  Changes generally become effective as of the first trading day of the following calendar quarter.
The Named Executive Officers generally may choose how and when to receive payments under the Deferred Compensation Plan from available alternatives.  There are three types of in-service withdrawals.  First, an executive may choose an interim payment of deferred amounts by designating a plan year for payment at the time of his or her deferral election.  The interim payment is made in a lump sum within 60 days after the last day of the designated plan year, which must be at least two years following the plan year of the deferral.  Second, an in-service withdrawal may also be made to an executive upon a qualifying hardship event and demonstrated need.  Third, only with respect to amounts deferred and vested prior to 2005, the executive may elect an in-service withdrawal for any reason by paying a 10% penalty.  Payments upon termination of employment depend on whether the executive is then eligible for retirement.  If the executive's termination occurs prior to his or her retirement date (generally the earlier of attaining age 62 or age 55 with five years of credited service), the executive will receive a lump sum payment of his or her account balance.  If the executive’s termination occurs after his or her retirement date, the executive may choose to receive payments in a lump sum or via one of several installment options (fixed amount, specified amount, annual or monthly installments, of up to 20 years).

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

Employment Agreements with Certain Named Executive Officers
PSE has no Executive Employment Agreements (Employment Agreements) with any Covered Executives.

Estimated Potential Incremental Payments upon Termination or Change in Control
The amounts shown in the table below assume that the termination of employment of a Named Executive Officer or a change in control was effective as of December 31, 2021.  The amounts below are estimates of the incremental amounts that would be paid out to the Named Executive Officer upon a termination of employment or a change in control.  Actual amounts payable can only be determined at the time of a termination of employment or a change in control. Mr. Doyle and Ms. Gilbertson were not employed as of December 31, 2021 and are not included in the table. The pro-rated LTI Plan amounts payable to them in connection with their retirements pursuant to the terms of the LTI Plan are disclosed in the “Details of All Other Compensation” section of the Summary Compensation Table, which amount for Mr. Doyle was $707,433 and for Ms. Gilbertson, was $608,323.

	Upon Change in Control (and awards not assumed or substituted)	After Change in Control Involuntary Termination w/o Cause or for Good Reason	Retirement	Disability	Death
Mary E. Kipp	$—	$—	$—	$—	$—
Long Term Incentive Plan	4,499,085	4,499,085	—	3,580,571	3,580,571
Supplemental Life Insurance	—	—	—	—	3,120,000
Total Estimated Incremental Value	$4,499,085	$4,499,085	$—	$3,580,571	$6,700,571
Kazi Hasan	$—	$—	$—	$—	$—
Long Term Incentive Plan	490,005	490,005	—	412,574	412,574
Supplemental Life Insurance	—	—	—	—	1,173,000
Total Estimated Incremental Value	$490,005	$490,005	$—	$412,574	$1,585,574
Adrian J. Rodriguez	$—	$—	$—	$—	$—
Long Term Incentive Plan	530,880	530,880	—	448,596	448596
Supplemental Life Insurance	—	—	—	—	1,219,000
Total Estimated Incremental Value	$530,880	$530,880	$—	$448,596	$1,667,596
Steve R. Secrist	$—	$—	$—	$—	$—
Long Term Incentive Plan	1,007,018	1,007,018	—	796,694	796,694
Supplemental Life Insurance	—	—	—	—	1,152,272
Total Estimated Incremental Value	$1,007,018	$1,007,018	$—	$796,694	$1,948,966
Margaret F. Hopkins	$—	$—	$—	$—	$—
Long Term Incentive Plan	464,201	464,201	—	378,126	378,126
Supplemental Life Insurance	—	—	—	—	952,338
Total Estimated Incremental Value	$464,201	$464,201	$—	$378,126	$1,330,464

Chief Executive Officer Pay Ratio
We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation for our Chief Executive Officer in accordance with SEC Item 402(u) of Regulation S-K.
For 2021, our last completed fiscal year:
•The annual total compensation of our CEO reported in the 2021 Summary Compensation Table, was $4,414,245.
•The median of the annual total compensation of all our employees (excluding our CEO) was $128,800.

As a result, for 2021 the ratio of annual total compensation of our Chief Executive Officer to the median of our annual total compensation of all employees was 34:1.
We identified our median employee by examining the total cash compensation we paid during 2021 to all individuals, excluding our CEO, who were employed by us on December 31, 2021, which totaled approximately 3,189 individuals, all located in the United States (as reported in Item 1. Business), including employees, whether employed on a full-time, part-time or seasonal basis. Total cash compensation consisted of base salary, overtime, paid time off and annual incentives as reflected in our payroll records. We consistently applied this compensation measure and did not make any assumptions, adjustments, or estimates with respect to total cash compensation. We believe that the use of total cash compensation for all employees is a consistently applied compensation measure because it includes all major compensation elements available to employees.
After identifying the median employee based on total cash compensation for 2021, we calculated annual total compensation for such employee for 2021 using the same methodology we use for our named executive officers as set forth in the 2021 Summary Compensation Table in accordance with the requirements of Item 402 (c)(2)(x) of Regulation S-K. Annual total compensation for 2021 for our median employee included annual salary, annual incentives, and company contributions towards benefits including retirement. Annual total compensation for 2021 for our CEO consists of the amount reported in the "Total" column of our 2021 Summary Compensation Table.

Director Compensation for Fiscal Year 2021
The following table sets forth information regarding compensation paid by the Company to the directors named in the table who received compensation from the Company in 2021 for service as directors.  We refer to these directors as non-employee directors.  Directors who are employed by the Company or by the Company’s investor-owners are not paid separately for their service and thus are not named in the table below.  The directors who are employed by the Company’s investor-owners are: Chris Hind, Grant Hodgkins, Jean-Paul Marmoreo, Martijn Verwoest, and Steven Zucchet.
As described in further detail below, the Company’s non-employee director compensation program in 2021 consisted of quarterly retainer cash fees of $42,500.  Additional quarterly retainer amounts associated with serving as Chair of the Board, chairing Board committees, serving on the Audit Committee and meeting fees were also paid in cash.

Name	Fees Earned	Nonqualified Deferred Compensation Earnings[1]	Total
Scott Armstrong	$193,420	$—	$193,420
Barbara Gordon	173,925	—	173,925
Steve Hooper	—	154,549	154,549
Thomas King	175,600	—	175,600
Paul McMillan	186,600	—	186,600
Mary McWilliams	171,600	—	171,600
Richard Dinneny	102,967	—	102,967
_______________
1.Represents earnings accrued on deferred compensation considered to be above market.

Non-employee Director Compensation Program
The 2021 non-employee director compensation program is based on the principles that the level of non-employee director compensation should be based on Board and committee responsibilities and should be competitive with comparable companies.
The 2021 compensation program for non-employee directors was as follows:
1.A base cash quarterly retainer fee of $42,500;
2.A $1,600 per meeting fee ($800 for telephonic) will be paid when the number of Board or Committee meetings exceed six per year (not applicable to Asset Management Committee calls).

In 2021, non-employee directors were paid the following additional cash quarterly retainer fees:
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

Deferral of Compensation
Non-employee directors may choose to elect to defer all or a part of their cash fees under the Company’s Deferred Compensation Plan for non-employee directors.  Non-employee directors may allocate these deferrals into one or more “measurement funds,” which include an interest crediting fund, an equity index fund and a bond index fund.  Non-employee directors are permitted to make changes in measurement fund allocations quarterly.   Steve Hooper is the only independent board member to defer any director fees during 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners
The following tables show the number of shares of common stock beneficially owned as of December 31, 2021, by each person or group that we know owns more than 5.0% of Puget Energy’s and PSE’s common stock.  No director, executive officer or executive officer named in the Summary Compensation Table in Item 11 of Part III of this report owns any of the outstanding shares of common stock of Puget Energy or PSE.  Puget Equico LLC (Puget Equico) and its affiliates beneficially own 100.0% of the outstanding common stock of Puget Energy.  Puget Energy holds 100.0% of the outstanding common stock of PSE.  Percentage of beneficial ownership is based on 200 shares of Puget Energy common stock and 85,903,791 shares of PSE common stock outstanding as of February 24, 2022.

Beneficial Ownership Table of Puget Energy and PSE

Number of Beneficially Owned Shares
Name	Puget Energy	Puget Sound Energy
Puget Equico LLC and affiliates	200[1,2]	—
Puget Energy	—	85,903,791[3]
_______________
1Information presented above and in this footnote is based on Amendment No. 2 to Schedule 13D/A filed on February 13, 2009 (the Schedule 13D) by, among others, Puget Equico, Puget Intermediate Holdings Inc. (Puget Intermediate), Puget Holdings LLC (Puget Holdings and together with Puget Intermediate, the Parent Entities), 6860141 Canada Inc. as trustee for British Columbia Investment Management Corporation (BCI), PIP2PX (Pad) Ltd. (PIP2PX) and PIP2GV (Pad) Ltd. ((PIP2GV), and together with Clean Energy JV Sub 1, LP (JV Sub 1), Clean Energy JV Sub 2, LP (JV Sub 2), Ontario Municipal Employee Retirement System (OMERS), PGGM Vermogensbeheer B.V. (PGGM), BCI and PIP2PX, the Investors). Puget Equico is a wholly-owned subsidiary of Puget Intermediate, Puget Intermediate is a wholly-owned subsidiary of Puget Holdings and the Investors are the direct or indirect owners of Puget Holdings.  The Parent Entities and the Investors are the direct or indirect owners of Puget Equico. Although the Parent Entities and the Investors do not own any shares of Puget Energy directly, Puget Equico, the Parent Entities and the Investors may be deemed to be members of a “group,” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Accordingly, each such entity may be deemed to beneficially own the 200 shares of Puget Energy common stock owned by Puget Equico.  Such shares of common stock constitute 100.0% of the issued and outstanding shares of common stock of Puget Energy.  Under Section 13(d)(3) of the Exchange Act and based on the number of shares outstanding, Puget Equico, the Parent Entities and the Investors may be deemed to have shared power to vote and shared power to dispose of such shares of Puget Energy common stock that may be beneficially owned by Puget Equico.  However, each of Puget Equico, the Parent Entities and the Investors expressly disclaims beneficial ownership of such shares of common stock other than those shares held directly by such entity.  As of February 24, 2022:
•The address of the principal office of Puget Holdings, Puget Intermediate and Puget Equico is the PSE Building, 355 110th Ave NE, Bellevue, WA 98004.
•The address of the principal office of OMERS is 900-100 Adelaide Street West, Toronto, Ontario, Canada, M5H E02.
•The address of the principal office of PGGM is Noordweg Noord 150, 3704 JG Zeist, Netherlands.
•The address of the principal office of JV Sub 1 is 125 West 55th Street, Level 15 New York, NY 10019.
•The address of the principal office of JV Sub 2 is 5650 Yonge Street Toronto, Ontario, M2M 4H5 Canada.
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
The Boards of Puget Energy and PSE have reviewed the relationships between Puget Energy and PSE (and their respective subsidiaries) and each of their respective directors. Based on this review, the Boards have determined that of the members constituting the Boards, Scott Armstrong (member of the Boards of both Puget Energy and PSE, and Barbara Gordon (member of the Board of PSE) are independent under the NYSE corporate governance listing standards and also meet the definition of an “Independent Director” under the Company’s Amended and Restated Bylaws. Under the Amended and Restated Bylaws of Puget Energy and PSE, an Independent Director is a director who: (i) shall not be a member of Puget Holdings (referred to as a Holdings Member) or an affiliate of any Holdings Member (including by way of being a member, stockholder, director, manager, partner, officer or employee of any such member), (ii) shall not be an officer or employee of PSE, (iii) shall be a resident of the state of Washington, and (iv) if and to the extent required with respect to any specific director, shall meet such other qualifications as may be required by any applicable regulatory authority for an independent director or manager. The Company’s definition of "Independent Director" is available in the Corporate Governance Guidelines at www.pugetenergy.com.
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

Executive Sessions
Non-management directors meet in executive session on a regular basis, generally on the same date as each scheduled Board meeting.  Mr. Armstrong, who is not a member of management, presides over the executive sessions. Interested parties may communicate with the non-management directors of the Board through the procedures described in Item 10, "Directors, Executives Officers and Corporate Governance" of Part III of this Form 10-K under the section “Communications with the Board.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by PricewaterhouseCoopers LLP (PCAOB ID No. 238), the Company’s independent registered public accounting firm, for the years ended December 31, 2021, and 2020 were as follows:

	2021		2020
(Dollars in Thousands)	Puget Energy	PSE	Puget Energy	PSE
Audit fees[1]	$2,547	$2,299	$2,598	$2,346
Audit related fees[2]	308	80	152	—
Other fees[3]	54	54	52	52
Total	$2,909	$2,433	$2,802	$2,398
_______________
1.For professional services rendered for the audit of Puget Energy’s and PSE’s annual financial statements and reviews of financial statements included in the Company’s Forms 10-Q.  The 2021 fees are estimated and include an aggregate amount of $1.7 million billed to Puget Energy and $1.6 million to PSE through December 2021.
2.Consists of work performed in connection with registration statements and other regulatory audits. Audit related fees for Puget Energy contain amounts related to the PLNG Assess and Recommend procedures, which did not have any fees associated in 2020.
3.Consists of software and research tools.
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
The annual audit services engagement terms and fees, as well as any changes in terms, conditions and fees relating to the engagement, are subject to specific pre-approval by the Audit Committee.  In addition, on an annual basis, the Audit Committee grants general pre-approval for specific categories of audit, audit-related, tax and other services, within specified fee levels, that may be provided by the independent registered public accounting firm.  With respect to each proposed pre-approved service, the independent registered public accounting firm is required to provide detailed back-up documentation to the Audit Committee regarding the specific services to be provided.  Under the policies, the Audit Committee may delegate pre-approval authority to one or more of their members.  The member or members to whom such authority is delegated shall report any pre-approval decision to the Audit Committee at its next scheduled meeting.  The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management. For 2021 and 2020, all audit and non-audit services were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)Documents filed as part of this report:
1) Financial Statements
2) Financial Statement Schedules. Financial Statement Schedules of the Company, as required for the years ended December 31, 2021, 2020, and 2019, consist of the following:
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

	3.1	Amended Articles of Incorporation of Puget Energy (incorporated herein by reference to Exhibit 3.1 to Puget Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-16305).
	3.2
Amended and Restated Articles of Incorporation of Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit 3.2 to Puget Sound Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-4393).

*	3.3	Amended and Restated Bylaws of Puget Energy, Inc. dated February 6, 2009, as amended by the First Amendment to the Amended and Restated Bylaws of Puget Energy, Inc. dated January 6, 2022.
*	3.4	Amended and Restated of Puget Sound Energy, Inc. dated February 6, 2009, as amended by the First Amendment to the Amended and Restated Bylaws of Puget Sound Energy, Inc. dated January 6, 2022
*	3.5	First Amendment to the Amended and Restated Bylaws of Puget Energy, Inc. dated January 6, 2022
*	3.6	First Amendment to the Amended and Restated Bylaws of Puget Sound Energy, Inc., dated January 6, 2022
***	4.1	Indenture between Puget Sound Energy, Inc. and U.S. Bank National Association (as successor to State Street Bank and Trust Company) defining the rights of the holders of Puget Sound Energy’s senior notes (incorporated herein by reference to Exhibit 4-a to Puget Sound Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 1-4393).
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
		Commission File No. 1-4393; Exhibit 4.27 to Puget Sound Energy’s Current Report on Form 8-K, dated March 4, 1999.
		Commission File No. 1-4393; Exhibit 4.2 to Puget Energy's Current Report on Form 8-K, dated November 2, 2000.
		Commission File 1-4393; Exhibit 4.2 to Puget Sound Energy's Current Report on Form 8-K, dated May 28,2003
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

*	21.1	Subsidiaries of Puget Energy, Inc.

*	21.2	Subsidiaries of Puget Sound Energy, Inc.
*	23.1	Consent of PricewaterhouseCoopers LLP
*	31.1	Certification of Puget Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Mary E. Kipp.
*	31.2	Certification of Puget Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –Kazi Hasan
*	31.3	Certification of Puget Sound Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Mary E. Kipp
*	31.4	Certification of Puget Sound Energy, Inc. – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Kazi Hasan.
*	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Mary E. Kipp.
*	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Kazi Hasan.
*	101	Financial statements from the Annual Report on Form 10-K of Puget Energy, Inc. and Puget Sound Energy, Inc. for the fiscal year ended December 31, 2020, filed on February 25, 2021, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).
*	101.INS	Inline XBRL Instance
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation
*	101.DEF	Inline XBRL Taxonomy Extension Definition
*	101.LAB	Inline XBRL Taxonomy Extension Label
*	101.PRE	Inline XBRL Taxonomy Extension Presentation
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PUGET ENERGY, INC.		PUGET SOUND ENERGY, INC.

/s/ Mary E. Kipp		/s/ Mary E. Kipp
Mary E. Kipp		Mary E. Kipp
President and Chief Executive Officer		President and Chief Executive Officer

Date:	February 24, 2022	Date:	February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person son behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(Puget Energy and PSE unless otherwise noted)

/s/ Mary E. Kipp	President and	February 24, 2022
(Mary E. Kipp)	Chief Executive Officer

/s/ Kazi Hasan	Senior Vice President and
(Kazi Hasan)	Chief Financial Officer

/s/ Stephen J. King	Controller and Principal Accounting Officer
(Stephen J. King)

/s/ Scott Armstrong	Director
(Scott Armstrong)

/s/ Jean-Paul Marmoreo	Director
(Jean-Paul Marmoreo)

/s/ Tom King	Director
(Tom King)

/s/ Richard Dinneny	Director
(Richard Dinneny)

/s/ Barbara Gordon	Director of PSE Only
(Barbara Gordon)

/s/ Chris Parker	Director
(Chris Parker)

/s/ Paul McMillan	Director
(Paul McMillan)

/s/ Aaron Rubin	Director
(Aaron Rubin)

/s/ Grant Hodgkins	Director
(Grant Hodgkins)

/s/ Martijn Verwoest	Director
(Martijn Verwoest)

/s/ Steven Zucchet	Director
(Steven Zucchet)