Form 10-Q
period 2022-03-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2022-05-05
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

●	Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;
●	Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by-products of electric generation (including coal ash or other substances), natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;
●	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
●	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
●	Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires, extreme weather conditions, landslides, and other acts of God, terrorism, asset-based or cyber-based attacks, pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;
●	The impact of widespread health developments, including the global Coronavirus Disease 2019 (COVID-19) pandemic, and responses to such developments (such as voluntary and mandatory quarantines, government stay at home orders, restrictions on travel, commercial, social and other activities, and the impact of vaccination mandates on employee and vendor staffing levels) could materially and adversely affect, among other things, electric and natural gas demand, customers’ ability to pay, supply chains, availability of skilled work-force, contract counterparties, liquidity and financial markets;
●	Commodity price risks associated with procuring natural gas and power in wholesale markets from creditworthy counterparties;
●	Wholesale market disruption, which may result in a deterioration of market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, negatively affect wholesale energy prices and/or impede PSE's ability to manage its energy portfolio risks and procure energy supply, affect the availability and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
●	Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
●	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations or the decision of companies in the Western Interconnection to join such markets) or other related federal initiatives;
●	PSE electric or natural gas distribution system failure, blackouts or large curtailments of transmission systems (whether PSE's or others'), or failure of the interstate natural gas pipeline delivering to PSE's system, all of which can affect PSE's ability to deliver power or natural gas to its customers and generating facilities;
●	Electric plant generation and transmission system outages, which can have an adverse impact on PSE's expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive generation resource;
●	The ability to restart generation following a regional transmission disruption;
●	The ability of a natural gas or electric plant to operate as intended;
●	Changes in climate, weather conditions, or sustained extreme weather events in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
●	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
●	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
●	Variable wind conditions, which can impact PSE's ability to generate electricity from wind facilities;
●	The ability to renew contracts for electric and natural gas supply and the price of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
●	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
●	Employee workforce factors including strikes; work stoppages; absences due to pandemics, accidents, natural disasters or other significant, unforeseeable events; availability of qualified employees or the loss of a key executive;
●	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
●	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally;
●	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder; and
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

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Item 1A, “Risk Factors” in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2021.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating revenue:
Electric	$756,377	$758,592
Natural gas	426,348	392,906
Other	10,712	8,588
Total operating revenue	1,193,437	1,160,086
Operating expenses:
Energy costs:
Purchased electricity	238,203	205,410
Electric generation fuel	60,644	60,418
Residential exchange	(23,070)	(25,802)
Purchased natural gas	177,333	155,015
Unrealized (gain) loss on derivative instruments, net	(131,921)	(23,002)
Utility operations and maintenance	170,300	160,540
Non-utility expense and other	15,419	9,906
Depreciation & amortization	164,576	208,431
Conservation amortization	30,141	34,060
Taxes other than income taxes	121,377	110,310
Total operating expenses	823,002	895,286
Operating income (loss)	370,435	264,800
Other income (expense):
Other income	13,164	13,630
Other expense	(3,154)	(1,510)
Interest charges:
AFUDC	4,129	3,586
Interest expense	(86,468)	(89,360)
Income (loss) before income taxes	298,106	191,146
Income tax (benefit) expense	19,811	2,153
Net income (loss)	$278,295	$188,993

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$278,295	$188,993
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $487 and $634, respectively	1,831	2,385
Other comprehensive income (loss)	1,831	2,385
Comprehensive income (loss)	$280,126	$191,378

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2022	December 31, 2021
Utility plant (at original cost, including construction work in progress of $696,617 and $870,204 respectively):
Electric plant	$9,843,756	$9,729,643
Natural gas plant	4,553,903	4,498,198
Common plant	1,120,192	1,155,567
Less: Accumulated depreciation and amortization	(4,081,891)	(4,031,458)
Net utility plant	11,435,960	11,351,950
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	326,229	324,897
Total other property and investments	1,982,742	1,981,410
Current assets:
Cash and cash equivalents	603,757	56,946
Restricted cash	30,525	46,204
Accounts receivable, net of allowance for doubtful accounts of $41,233 and $34,958, respectively	419,355	398,895
Unbilled revenue	215,299	271,606
Materials and supplies, at average cost	120,364	113,287
Fuel and natural gas inventory, at average cost	47,360	59,393
Unrealized gain on derivative instruments	293,884	128,210
Prepaid expense and other	50,906	46,293
Power contract acquisition adjustment gain	16,303	17,274
Total current assets	1,797,753	1,138,108
Other long-term and regulatory assets:
Power cost adjustment mechanism	67,808	79,546
Purchased gas adjustment receivable	44,020	57,935
Regulatory assets related to power contracts	9,362	9,689
Other regulatory assets	809,414	815,058
Unrealized gain on derivative instruments	36,690	26,197
Power contract acquisition adjustment gain	59,332	63,660
Operating lease right-of-use asset	182,077	184,957
Other	165,440	163,374
Total other long-term and regulatory assets	1,374,143	1,400,416
Total assets	$16,590,598	$15,871,884

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2022	December 31, 2021
Capitalization
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,523,532	3,523,532
Retained earnings	1,344,572	1,067,216
Accumulated other comprehensive income (loss), net of tax	(25,601)	(27,432)
Total common shareholder’s equity	4,842,503	4,563,316
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,662,000
Pollution control bonds	161,860	161,860
Long-term debt	2,034,300	1,583,300
Debt discount issuance costs and other	(203,217)	(203,394)
Total long-term debt	6,654,943	6,203,766
Total capitalization	11,497,446	10,767,082
Current liabilities:
Accounts payable	376,793	444,384
Short-term debt	69,750	140,000
Current maturities of long-term debt	450,000	450,000
Accrued expenses:
Taxes	169,124	127,398
Salaries and wages	43,489	47,936
Interest	81,556	67,807
Unrealized loss on derivative instruments	40,237	63,309
Power contract acquisition adjustment loss	1,741	1,785
Operating lease liabilities	20,624	20,398
Other	87,814	62,406
Total current liabilities	1,341,128	1,425,423
Other long-term and regulatory liabilities:
Deferred income taxes	923,026	912,484
Unrealized loss on derivative instruments	22,373	40,965
Regulatory liabilities	930,374	844,184
Regulatory liability for deferred income taxes	852,280	865,976
Regulatory liabilities related to power contracts	75,635	80,934
Power contract acquisition adjustment loss	7,621	7,904
Operating lease liabilities	168,637	172,510
Finance lease liabilities	104,539	105,303
Other deferred credits	667,539	649,119
Total long-term and regulatory liabilities	3,752,024	3,679,379
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$16,590,598	$15,871,884

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2020	200	$—	$3,313,532	$912,787	$(86,437)	$4,139,882
Net income (loss)	—	—	—	188,993	—	188,993
Common stock dividend paid	—	—	—	(22,939)	—	(22,939)
Other comprehensive income (loss)	—	—	—	—	2,385	2,385
Balance at March 31, 2021	200	$—	$3,313,532	$1,078,841	$(84,052)	$4,308,321
Balance at December 31, 2021	200	$—	$3,523,532	$1,067,216	$(27,432)	$4,563,316
Net income (loss)	—	—	—	278,295	—	278,295
Common stock dividend paid	—	—	—	(939)	—	(939)
Other comprehensive income (loss)	—	—	—	—	1,831	1,831
Balance at March 31, 2022	200	$—	$3,523,532	$1,344,572	$(25,601)	$4,842,503

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net Income (loss)	$278,295	$188,993
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164,576	208,431
Conservation amortization	30,141	34,060
Deferred income taxes and tax credits, net	(3,641)	6,622
Net unrealized (gain) loss on derivative instruments	(131,921)	(23,002)
AFUDC - equity	(6,971)	(5,780)
Production tax credit utilization	—	(45,178)
Other non-cash	2,326	3,518
Regulatory assets and liabilities	4,470	(14,351)
Purchased gas adjustment	13,915	40,868
Other long term assets and liabilities	(7,891)	(5,695)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	35,847	(19,743)
Materials and supplies	(7,077)	442
Fuel and natural gas inventory	12,033	10,052
Prepayments and other	(4,733)	(3,884)
Accounts payable	(57,324)	(14,868)
Taxes payable	41,726	23,476
Other	18,615	(512)
Net cash provided by (used in) operating activities	382,386	383,449
Investing activities:
Construction expenditures - excluding equity AFUDC	(233,131)	(213,781)
Other	(532)	362
Net cash provided by (used in) investing activities	(233,663)	(213,419)
Financing activities:
Change in short-term debt, net	(70,250)	(182,800)
Dividends paid	(939)	(22,939)
Proceeds from long-term debt and bonds issued	448,075	8,800
Redemption of bonds and notes	—	(66)
Other	5,523	6,074
Net cash provided by (used in) financing activities	382,409	(190,931)
Net increase (decrease) in cash, cash equivalents, and restricted cash	531,132	(20,901)
Cash, cash equivalents, and restricted cash at beginning of period	103,150	81,851
Cash, cash equivalents, and restricted cash at end of period	$634,282	$60,950
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$65,238	$77,160
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$61,133	$54,805

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating revenue:
Electric	$756,377	$758,592
Natural gas	426,348	392,906
Other	10,677	8,588
Total operating revenue	1,193,402	1,160,086
Operating expenses:
Energy costs:
Purchased electricity	238,203	205,410
Electric generation fuel	60,644	60,418
Residential exchange	(23,070)	(25,802)
Purchased natural gas	177,333	155,015
Unrealized (gain) loss on derivative instruments, net	(131,921)	(23,002)
Utility operations and maintenance	170,300	160,540
Non-utility expense and other	12,814	9,418
Depreciation & amortization	163,704	208,362
Conservation amortization	30,141	34,060
Taxes other than income taxes	121,116	110,310
Total operating expenses	819,264	894,729
Operating income (loss)	374,138	265,357
Other income (expense):
Other income	10,968	11,034
Other expense	(3,154)	(1,510)
Interest charges:
AFUDC	4,129	3,586
Interest expense	(63,144)	(62,371)
Income (loss) before income taxes	322,937	216,096
Income tax (benefit) expense	34,856	16,626
Net income (loss)	$288,081	$199,470

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$288,081	$199,470
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $953 and $1,185, respectively	3,588	4,458
Amortization of treasury interest rate swaps to earnings, net of tax of $26 and $26, respectively	97	96
Other comprehensive income (loss)	3,685	4,554
Comprehensive income (loss)	$291,766	$204,024

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2022	December 31, 2021
Utility plant (at original cost, including construction work in progress of $696,617 and $870,204, respectively):
Electric plant	$11,633,462	$11,535,976
Natural gas plant	5,109,791	5,054,622
Common plant	1,142,049	1,177,598
Less: Accumulated depreciation and amortization	(6,449,342)	(6,416,246)
Net utility plant	11,435,960	11,351,950
Other property and investments:
Other property and investments	76,507	74,602
Total other property and investments	76,507	74,602
Current assets:
Cash and cash equivalents	150,893	50,043
Restricted cash	30,525	46,204
Accounts receivable, net of allowance for doubtful accounts of $41,233 and $34,958, respectively	420,726	402,602
Unbilled revenue	215,299	271,606
Materials and supplies, at average cost	120,364	113,287
Fuel and natural gas inventory, at average cost	45,795	58,129
Unrealized gain on derivative instruments	293,884	128,210
Prepaid expense and other	50,906	46,293
Total current assets	1,328,392	1,116,374
Other long-term and regulatory assets:
Power cost adjustment mechanism	67,808	79,546
Purchased gas adjustment receivable	44,020	57,935
Other regulatory assets	809,414	815,058
Unrealized gain on derivative instruments	36,690	26,197
Operating lease right-of-use asset	182,077	184,957
Other	164,477	162,391
Total other long-term and regulatory assets	1,304,486	1,326,084
Total assets	$14,145,345	$13,869,010

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2022	December 31, 2021
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,485,105	3,485,105
Retained earnings	1,256,792	982,607
Accumulated other comprehensive income (loss), net of tax	(109,456)	(113,141)
Total common shareholder’s equity	4,633,300	4,355,430
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,662,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(38,629)	(39,141)
Total long-term debt	4,785,231	4,784,719
Total capitalization	9,418,531	9,140,149
Current liabilities:
Accounts payable	379,918	451,716
Short-term debt	69,750	140,000
Accrued expenses:
Taxes	180,568	133,406
Salaries and wages	43,489	47,936
Interest	58,264	51,832
Unrealized loss on derivative instruments	40,237	63,309
Operating lease liabilities	20,624	20,398
Other	87,814	62,406
Total current liabilities	880,664	971,003
Other long-term and regulatory liabilities:
Deferred income taxes	1,104,851	1,084,203
Unrealized loss on derivative instruments	22,373	40,965
Regulatory liabilities	929,110	842,920
Regulatory liabilities for deferred income tax	852,842	866,541
Operating lease liabilities	168,637	172,510
Finance lease liabilities	104,539	105,303
Other deferred credits	663,798	645,416
Total long-term and regulatory liabilities	3,846,150	3,757,858
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$14,145,345	$13,869,010

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2020	85,903,791	$859	$3,485,105	$876,401	$(180,956)	$4,181,409
Net income (loss)	—	—	—	199,470	—	199,470
Common stock dividend paid	—	—	—	(52,053)	—	(52,053)
Other comprehensive income (loss)	—	—	—	—	4,554	4,554
Balance at March 31, 2021	85,903,791	$859	$3,485,105	$1,023,818	$(176,402)	$4,333,380
Balance December 31, 2021	85,903,791	$859	$3,485,105	$982,607	$(113,141)	$4,355,430
Net income (loss)	—	—	—	288,081	—	288,081
Common stock dividend paid	—	—	—	(13,896)	—	(13,896)
Other comprehensive income (loss)	—	—	—	—	3,685	3,685
Balance March 31, 2022	85,903,791	$859	$3,485,105	$1,256,792	$(109,456)	$4,633,300

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net Income (loss)	$288,081	$199,470
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	163,704	208,362
Conservation amortization	30,141	34,060
Deferred income taxes and tax credits, net	5,970	21,044
Net unrealized (gain) loss on derivative instruments	(131,921)	(23,002)
AFUDC - equity	(6,971)	(5,780)
Production tax credit utilization	—	(45,178)
Other non-cash	(328)	885
Regulatory assets and liabilities	4,470	(14,351)
Purchased gas adjustment	13,915	40,868
Other long term assets and liabilities	(5,558)	(3,077)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	38,183	(17,957)
Materials and supplies	(7,077)	442
Fuel and natural gas inventory	12,334	10,052
Prepayments and other	(4,733)	(3,884)
Accounts payable	(61,531)	(14,853)
Taxes payable	47,162	23,527
Other	11,300	3,549
Net cash provided by (used in) operating activities	397,141	414,177
Investing activities:
Construction expenditures - excluding equity AFUDC	(232,868)	(205,927)
Other	(532)	362
Net cash provided by (used in) investing activities	(233,400)	(205,565)
Financing activities:
Change in short-term debt, net	(70,250)	(182,800)
Dividends paid	(13,896)	(52,053)
Redemption of bonds and notes	—	(66)
Other	5,576	6,080
Net cash provided by (used in) financing activities	(78,570)	(228,839)
Net increase (decrease) in cash, cash equivalents, and restricted cash	85,171	(20,227)
Cash, cash equivalents, and restricted cash at beginning of period	96,247	80,721
Cash, cash equivalents, and restricted cash at end of period	$181,418	$60,494
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$51,357	$47,749
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$61,133	$54,805

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

Allowance for Credit Losses
Management measures expected credit losses on trade receivables on a collective basis by receivable type, which include electric retail receivables, natural gas retail receivables, and electric wholesale receivables. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
The allowance increased during both periods due to both an increase in the provision combined with a reduction in receivables charged-off during the period. The Ratepayer Assistance and Preservation of Essential Services proclamation issued by the Washington State governor in April 2020 included a moratorium on disconnecting customers, which resulted in a cessation of account receivable write-offs for non-payment. This moratorium ended on September 30, 2021, however, customer disconnects are only performed with approval from the WUTC.
The following table presents the activity in the allowance for credit losses for accounts receivable for the three months ended March 31, 2022 and 2021:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021
Allowance for credit losses:
Beginning balance	$34,958	$20,080
Provision for credit loss expense [1]	9,767	12,452
Receivables charged-off	(3,492)	(2,140)
Total ending allowance balance	$41,233	$30,392
_______________
1 $4.7 million and $0.0 million of provision were deferred as cost specific to COVID-19 for the three months ended March 31, 2022 and 2021, respectively.

Tacoma LNG Facility
On February 1, 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations. In December 2019, the Puget Sound Clean Air Agency (PSCAA) issued the air quality permit for the facility, and the Pollution Hearings Control Board of Washington State upheld the approval following extended litigation. The Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and provide LNG as fuel to transportation customers, particularly in the marine market at a lower cost due to the facility's scale.
Pursuant to an order by the Washington Utilities and Transportation Commission (Washington Commission), PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $244.8 million and $244.7 million of non-utility plant and construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of March 31, 2022 and December 31, 2021, respectively. Additionally, $2.2 million and $0.2 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the three months ended March 31, 2022, and March 31, 2021, respectively. Further, $241.7 million and $239.6 million of natural gas plant and construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of March 31, 2022 and December 31, 2021, respectively, as PSE is a regulated entity.

Variable Interest Entities
On April 12, 2017, PSE entered into a power purchase agreement (PPA) with Skookumchuck Wind Energy Project, LLC (Skookumchuck) pursuant to which Skookumchuck would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely renewable energy certificates (RECs) to PSE over a term of 20 years. Skookumchuck commenced commercial operation in November 2020. PSE has no equity investment in Skookumchuck but is Skookumchuck’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that Skookumchuck is a variable interest entity (VIE) and that PSE is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $3.9 million and $5.7 million were recognized in purchased electricity on the Company's consolidated statements of income for the three months ended March 31, 2022 and March 31, 2021, respectively. Additionally, $2.7 million was included in accounts payable on the Company's balance sheet as of both March 31, 2022 and December 31, 2021.
On May 28, 2020, PSE entered into a PPA with Golden Hills Wind Farm, LLC (Golden Hills) pursuant to which Golden Hills would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely RECs to PSE over a term of 20 years. On April 29, 2022, Golden Hills commenced commercial operations. PSE has no equity investment in Golden Hills but is Golden Hills’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that Golden Hills is a VIE and that PSE is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE.

(2)  New Accounting Pronouncements

Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020). ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company has term loans, credit agreements, and promissory notes that reference LIBOR. As of March 31, 2022, the Company has not utilized any of the expedients discussed within this ASU; however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months ended March 31, 2022 and March 31, 2021:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31, 2022
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$416,260	$292,596	$—	$708,856
Commercial	257,019	120,979	—	377,998
Industrial	30,073	8,085	—	38,158
Other	4,761	—	—	4,761
Wholesale	13,147	—	—	13,147
Transmission and transportation	11,222	5,446	—	16,668
Miscellaneous	1,150	309	10,712	12,171
Total revenue from contracts with customers	$733,632	$427,415	$10,712	$1,171,759
Total other revenue[2]	22,745	(1,067)	—	21,678
Total operating revenue	$756,377	$426,348	$10,712	$1,193,437
_____________
1 Other includes $0.1 million of Puget LNG revenues recorded at Puget Energy.
2 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31, 2021
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$401,510	$276,687	$—	$678,197
Commercial	229,639	103,387	—	333,026
Industrial	27,533	7,535	—	35,068
Other	5,420	254	—	5,674
Wholesale	23,676	—	—	23,676
Transmission and transportation	9,226	5,161	—	14,387
Miscellaneous	8,401	1,077	8,588	18,066
Total revenue from contracts with customers	$705,405	$394,101	$8,588	$1,108,094
Total other revenue[1]	53,187	(1,195)	—	51,992
Total operating revenue	$758,592	$392,906	$8,588	$1,160,086
_____________
1 Total other revenue includes revenues from derivatives, PTC deferral revenue and alternative revenue programs that are not considered revenues from contracts with customers.

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

(4) Accounting for Derivative Instruments and Hedging Activities

PSE employs various energy portfolio optimization strategies but is not in the business of assuming risk for the purpose of realizing speculative trading revenue. The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the power cost adjustment (PCA). Therefore, wholesale market transactions and PSE's related hedging strategies are focused on reducing costs and risks where feasible, thus, reducing volatility in costs in the portfolio. In order to manage its exposure to the variability in future cash flows for forecasted energy transactions, PSE utilizes a programmatic hedging strategy, which extends out three years. PSE's hedging strategy includes a risk-responsive component for the core natural gas portfolio, which utilizes quantitative risk-based measures with defined objectives to balance both portfolio risk and hedge costs.
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
The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	March 31, 2022			December 31, 2021
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$173,481	$52,154	*	$74,829	$85,424
Natural gas derivatives (MMBtus)[3]	320	157,093	10,456	347	79,578	18,850
Total derivative contracts		$330,574	$62,610		$154,407	$104,274
Current		$293,884	$40,237		$128,210	$63,309
Long-term		36,690	22,373		26,197	40,965
Total derivative contracts		$330,574	$62,610		$154,407	$104,274
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
* Electric portfolio derivatives consist of electric generation fuel of 231.2 million British Thermal Units (MMBtu) and purchased electricity of
6.0 million Megawatt Hours (MWhs) at March 31, 2022, and 238.0 million MMBtus and 8.1 million MWhs at December 31, 2021.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At March 31, 2022
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$330,574	$—	$330,574	$(31,515)	$—	$299,059
Liabilities:
Energy derivative contracts	$62,610	$—	$62,610	$(31,515)	$—	$31,095

Puget Energy and Puget Sound Energy	At December 31, 2021
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$154,407	$—	$154,407	$(40,833)	$—	$113,574
Liabilities:
Energy derivative contracts	$104,274	$—	$104,274	$(40,833)	$(1,743)	$61,698
_______________
1 All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Classification	2022	2021
Gas for power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$86,873	$1,628
Realized	Electric generation fuel	27,091	8,313
Power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	45,048	21,374
Realized	Purchased electricity	2,591	(13,303)
Total gain (loss) recognized in income on derivatives		$161,603	$18,012

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2022, approximately 99.4% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 0.6% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of March 31, 2022, PSE had cash posted as collateral of $6.1 million related to contracts executed on the ICE platform. Also, as of March 31, 2022, PSE had $17.0 million in cash posted as collateral and no letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended March 31, 2022.

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31, 2022			At December 31, 2021
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$23,484	$—	$23,484	$52,537	$—	$52,537
Requested credit for adequate assurance	7,024	—	—	9,380	—	—
Forward value of contract[3]	—	—	N/A	1,743	12,782	N/A
Total	$30,508	$—	$23,484	$63,660	$12,782	$52,537
_______________
1 Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes NPNS, accounts payable and accounts receivable.
2 Failure by PSE to maintain an investment grade credit rating from each of the major credit rating agencies provides counterparties a contractual right to demand collateral.
3 Collateral requirements may vary based on changes in the forward value of underlying transactions relative to contractually defined collateral thresholds.

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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $53.4 million and $53.2 million at March 31, 2022 and December 31, 2021 respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		March 31, 2022		December 31, 2021
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$6,620,643	$7,338,267	$6,170,466	$7,769,896
Long-term debt (variable-rate)	2	34,300	34,300	33,300	33,300
Total liabilities		$6,654,943	$7,372,567	$6,203,766	$7,803,196

Puget Sound Energy		March 31, 2022		December 31, 2021
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,785,231	$5,382,446	$4,784,719	$6,145,639
Total liabilities		$4,785,231	$5,382,446	$4,784,719	$6,145,639
_______________
1 The carrying value includes debt issuances costs of $22.1 million and $22.7 million for March 31, 2022 and December 31, 2021, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $22.5 million and $22.8 million for March 31, 2022 and December 31, 2021, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At March 31, 2022			Fair Value At December 31, 2021
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$160,220	$13,261	$173,481	$68,011	$6,818	$74,829
Natural gas derivative instruments	156,674	419	157,093	79,526	52	79,578
Total assets	$316,894	$13,680	$330,574	$147,537	$6,870	$154,407
Liabilities:
Electric derivative instruments	$32,883	$19,271	$52,154	$35,854	$49,570	$85,424
Natural gas derivative instruments	8,825	1,631	10,456	16,678	2,172	18,850
Total liabilities	$41,708	$20,902	$62,610	$52,532	$51,742	$104,274

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2022			2021
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(42,752)	$(2,120)	$(44,872)	$(23,718)	$(1,135)	$(24,853)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	38,820	—	38,820	820	—	820
Included in regulatory assets / liabilities	—	415	415	—	(888)	(888)
Settlements	(2,254)	324	(1,930)	1,728	189	1,917
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	176	169	345	—	—	—
Balance at end of period	$(6,010)	$(1,212)	$(7,222)	$(21,170)	$(1,834)	$(23,004)
_______________
1 Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $38.6 million and $0.8 million for three months ended March 31, 2022 and 2021, respectively.

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of March 31, 2022:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$13,261	$19,271	Discounted cash flow	Power prices (per MWh)	$28.75	$161.09	$76.95
Natural gas	$419	$1,631	Discounted cash flow	Natural gas prices (per MMBtu)	$3.99	$6.44	$5.55
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2021:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$6,818	$49,570	Discounted cash flow	Power prices (per MWh)	$21.88	$119.38	$61.51
Natural gas	$52	$2,172	Discounted cash flow	Natural gas prices (per MMBtu)	$3.65	$7.54	$5.89
___________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of March 31, 2022, and December 31, 2021, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $20.3 million and $17.9 million, respectively.

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
As of March 31, 2022, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and determined that no impairment was needed. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations."

(6) Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees. For employees hired prior to 2014, pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates. Effective January 1, 2014, all new UA represented employees hired or rehired receive annual pay credits of 4.0% of eligible pay each year in the cash balance formula of the defined pension plan. Effective January 1, 2014 for non-represented employees, and December 12, 2014 for employees represented by the IBEW, newly hired or rehired employees receive annual employer contributions of 4.0% of eligible pay each year into the cash balance formula of the defined benefit pension or 401k plan account. PSE also has a non-qualified Supplemental Executive Retirement Plan (SERP) for certain key senior management employees that closed to new participants in 2019. Effective 2019, PSE has an officer restoration benefit for new officers who join PSE or are promoted, such that company contributions under PSE’s applicable tax-qualified plan, which otherwise would have been credited if not for IRS limitations, are credited at 4.0% of earnings to an account with the Deferred Compensation Plan
In addition to providing pension benefits, PSE provides legacy group health care and life insurance benefits (Plan) for certain retired employees. These benefits are provided principally through an insurance company. The insurance premiums, paid primarily by retirees, are based on the benefits provided during the prior year. On June 11, 2019, the Company's Welfare Benefits Committee approved the termination of the Plan effective December 31, 2019, and the creation of a Retiree Health Reimbursement Account (HRA) Plan effective January 1, 2020.
Puget Energy's retirement plans were remeasured as a result of the merger in 2009, which represents the difference between Puget Energy and PSE's retirement plans. The components of service cost are included within utility operations and maintenance for PSE and within non-utility expense and other for Puget Energy while all non-service cost components are included in other income.
For further information, see Note 13, "Retirement Benefits" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2021.

The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2022 and 2021:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$6,797	$6,711	$139	$115	$55	$41
Interest cost	6,087	5,578	313	293	81	77
Expected return on plan assets	(12,777)	(12,081)	—	—	(99)	(91)
Amortization of prior service cost	—	(476)	72	87	6	2
Amortization of net loss (gain)	1,628	2,830	618	587	(4)	(10)
Net periodic benefit cost	$1,735	$2,562	$1,142	$1,082	$39	$19

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$6,797	$6,711	$139	$115	$55	$41
Interest cost	6,087	5,578	313	293	81	77
Expected return on plan assets	(12,777)	(12,081)	—	—	(99)	(91)
Amortization of prior service cost	—	(378)	72	87	6	2
Amortization of net loss (gain)	3,806	5,311	663	635	(6)	(15)
Net periodic benefit cost	$3,913	$5,141	$1,187	$1,130	$37	$14

The following table summarizes the Company’s change in benefit obligation for the periods ended March 31, 2022 and December 31, 2021:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended	Year Ended	Three Months Ended	Year Ended	Three Months Ended	Year Ended
(Dollars in Thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Change in benefit obligation:
Benefit obligation at beginning of period	$834,960	$849,383	$43,155	$46,742	$11,654	$12,114
Amendments	—	—	—	—	—	205
Service cost	6,797	26,888	139	456	55	155
Interest cost	6,087	22,381	313	1,183	81	302
Actuarial loss (gain)	—	(6,826)	—	828	—	(514)
Benefits paid	(11,723)	(55,831)	(494)	(6,054)	(227)	(803)
Medicare part D subsidy received	—	—	—	—	—	195
Administrative Expense	—	(1,035)	—	—	—	—
Benefit obligation at end of period	$836,121	$834,960	$43,113	$43,155	$11,563	$11,654

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2022, are expected to be at least $18.0 million, $2.8 million and $0.3 million, respectively. The Company contributed $0.5 million to fund the SERP during the three months ended March 31, 2022 and 2021. The Company contributed an immaterial amount to fund the other postretirement plans.

(7) Regulation and Rates

General Rate Case
PSE filed a general rate case (GRC) which includes a three year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three rate years. PSE requested an overall rate of return of 7.39% in 2023; 7.44% in 2024; and 7.49% in 2025. The filing requests recovery of forecasted plant additions through 2022 as required by Revised Code of Washington (RCW) 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan. The Washington Commission issued a procedural schedule and the case is pending. The Company cannot predict the outcome of the case at this time.
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
On July 30, 2021, the IRS issued a Private Letter Ruling (PLR) to PSE which concluded that in the 2019 GRC the Washington Commission’s methodology for reversing plant-related excess deferred income taxes was an impermissible methodology under the IRS normalization and consistency rules. The PLR required adjustments to PSE's rates to bring PSE back into compliance with IRS rules. Accordingly, on September 28, 2021, the Washington Commission issued an order amending their order previously issued on July 8, 2020, to correct for items which were determined to be impermissible under IRS normalization and consistency rules as detailed in the PLR. To reflect the impact of the PLR, PSE recorded a regulatory asset and additional revenues of $24.5 million in its operating results through December 31, 2021. The annualized overall rate impact is an increase of $15.8 million, or 0.7%, for electric and $3.1 million, or 0.3%, for natural gas for a total of $18.9 million with rates effective October 1, 2021. This led to a combined annualized net increase to electric rates of $77.1 million, or 3.7%, an increase of $17.5 million above the $59.6 million granted in the revised final order. The order also led to a combined annualized net increase to natural gas rates of $45.3 million, or 5.9%, an increase of $2.4 million above the $42.9 million granted in the revised final order. The Washington Commission maintained adjustments that mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $48.3 million, or 2.3%, and the natural gas increase to $4.9 million, or 0.6%.

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
On March 2, 2021, several of the parties to the PCORC reached a multiparty settlement in principle, which was unopposed. The settlement resulted in an estimated revenue increase of $65.3 million or 3.1%. A term of the settlement requires PSE to include in its next GRC (or another proceeding in 2022) the issue of whether the PCORC should continue, and further prohibits PSE from filing another PCORC before this issue is litigated. On June 1, 2021, the Washington Commission issued its Final Order approving and adopting the settlement and authorizing and requiring a power cost update through a compliance filing. On June 17, 2021, PSE filed a compliance filing with the Washington Commission with a revenue increase of $70.9 million or 3.3% due to the update on power costs with rates effective July 1, 2021.

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
On March 31, 2022, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2022 electric or natural gas decoupling revenue. At March 31, 2021, the analysis estimated $0.9 million of electric deferred revenue not to be collected within 24 months of the annual period in 2021; therefore, a reserve adjustment was booked to 2021 electric decoupling revenue. At March 31, 2021, natural gas deferred revenue was estimated to be collected within 24 months of the annual period in 2021; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.

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

For the three months ended March 31, 2022, in its PCA mechanism, PSE under recovered its allowable costs by $10.6 million of which zero was apportioned to customers and $0.3 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $11.4 million for the three months ended March 31, 2021, of which zero was apportioned to customers and accrued $0.3 million of interest on the total deferred customer balance.

Power Cost Adjustment Clause Filing
On July 8, 2020, the Washington Commission issued the final order in Dockets UE-190529 and UG-190530, which instructed PSE to remove Schedule 95 collection on decoupling allowed rates for Microsoft Special Contracts, which will be included in allowed rates under the Decoupling Schedule 142 effective October 15, 2020.
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2020. The surcharging of deferrals can be triggered by the Company when the balance in the deferral account is a credit of $20.0 million or more. During 2020, actual power costs were higher than baseline power costs; thereby, creating an under-recovery of $76.1 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $32.1 million of the under-recovered amount, and customers were responsible for the remaining $44.0 million, or $46.0 million including interest. PSE filed to recover the deferred balance in Docket UE-210300, and the Washington Commission allowed the recovery effective December 1, 2021.

Additionally, PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2021. During 2021, actual power costs were higher than baseline power costs; thereby, creating an under-recovery of $68.0 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $31.3 million of the under-recovered amount, and customers were responsible for the remaining $36.7 million, or $38.4 million including interest. On April 30, 2022, PSE filed a 2021 PCA report with the Washington Commission that proposes to recover the deferred balance for 2021 PCA period by keeping the current rates and allowing recovery from January 1, 2023 through November 30, 2023.

Purchased Gas Adjustment Mechanism
On October 28, 2021, the Washington Commission approved PSE's request for November 2021 PGA rates in Docket UG-210721, effective November 1, 2021. As part of that filing, PSE requested an annual revenue increase of $59.1 million; where PGA rates, under Schedule 101, increase annual revenue by $80.6 million, and the tracker rates under Schedule 106, decrease annual revenue by $21.5 million. Those annual 2021 PGA rate increases will be set in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B, which were set, in effect, through September 30, 2023 per the 2019 GRC.

The following table presents the PGA mechanism balances and activity at March 31, 2022 and December 31, 2021:

Puget Sound Energy
(Dollars in Thousands)	At March 31,	At December 31,
PGA receivable balance and activity	2022	2021
PGA receivable beginning balance	$57,935	$87,655
Actual natural gas costs	161,647	364,775
Allowed PGA recovery	(175,930)	(396,236)
Interest	368	1,741
PGA receivable ending balance	$44,020	$57,935

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get to Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. At March 31, 2022 and December 31, 2021, PSE deferred $7.9 million and $6.6 million of depreciation expense for GTZ, respectively. In addition to the deferral of depreciation expense, PSE had also requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the Company’s currently authorized after tax rate of return, or 6.89%. The ruling authorized PSE to amortize deferred GTZ expenses as proposed in the original GRC filing. The ruling also allows continued deferral of the depreciation expense associated with GTZ investments not already approved for recovery with a book life of 10 years or less, through PSE's then-next GRC, which PSE filed on January 31, 2022, and is currently pending. Finally, the final order set the rate at which PSE could defer and recover carrying charges from PSE’s authorized rate of return to the quarterly interest rate established by the FERC.

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed CACAP-1 (dockets UE-200331 and UG-200332) with the Washington Commission revisions to its currently effective electric and natural gas service tariffs. The purpose of this filing was to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program made available $11.0 million in unspent low income funds from prior years, therefore resulting in no rate impact, and supplemented other forms of financial assistance. CACAP-1 ran from April 13, 2020, to September 30, 2020.

On March 28, 2021, the Washington Commission approved PSE’s CACAP-2 (dockets UE-210137 and UG-210138), effective April 12, 2021. With a program budget of $20.0 million for electric customers and $7.7 million for natural gas customers, CACAP-2 would provide up to $2,500 in bill assistance in arrearages per year for each qualifying low-income household. PSE stopped taking new applications for the COVID-19 Bill Assistance Program at 7:00 AM Pacific Standard Time on March 29, 2022. Estimates indicated that the electric funds would be exhausted once the current applications are completed.
On October 15, 2021, PSE submitted for the Washington Commission’s review and approval a Supplemental CACAP (dockets UE-210792 and UG-210793) filing to continue assistance for PSE customers facing financial hardship due to COVID-19. The Washington Commission approved the Supplemental CACAP program to be effective on November 15, 2021. The Supplemental CACAP would utilize carry-over funds not expended in any prior years under PSE’s Schedule 129 Home Energy Lifeline Program (HELP). With a combined total budget of $34.5 million for both electric and natural gas residential customers (capped at $23.7 million and $10.8 million, respectively). Supplemental CACAP benefits would cover a qualifying residential customer’s past due balance, up to $2,500. PSE applied the Supplemental CACAP benefits automatically, with an opt-out option, in December 2021. Supplemental CACAP will be administered until funds are exhausted.

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the three months ended March 31, 2022, PSE incurred $2.2 million in weather-related electric transmission and distribution system restoration costs, of which zero and $0.1 million was deferred as regulatory assets related to storms that occurred in 2022 and 2021, respectively. This compares to $23.3 million incurred in weather-related electric transmission and distribution system restoration costs for the three months ended March 31, 2021, of which the Company deferred $12.9 million and $0.2 million as regulatory assets related to storms that occurred in 2021 and 2020, respectively. Under the 2017 GRC Order, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

(8) Commitments and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4, per the terms of the 2017 GRC settlement, to December 31, 2027, which was subsequently updated to December 31, 2025 as part of the 2019 GRC. The 2017 GRC also repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4.
Consistent with a June 2019 announcement, Talen permanently shut down Units 1 and 2 at the end of 2019 due to operational losses associated with the Units. Colstrip Units 1 and 2 were retired effective December 31, 2019. The Washington Clean Energy Transformation Act requires the Washington Commission to provide recovery of the investment, decommissioning, and remediation costs associated with the facilities that are not recovered through the repurposed PTCs and hydro-related treasury grants. The full scope of decommissioning activities and costs may vary from the estimates that are available at this time.
On May 19, 2021, PSE along with the Colstrip owners, Avista Corporation, PacifiCorp and Portland General Electric Company filed a lawsuit against the Montana Attorney General challenging the constitutionality of Senate Bill 266. On October 13, 2021, the United States District Court for the District of Montana issued a preliminary injunction finding it likely that Senate Bill 266 unconstitutionally violates the Commerce Clause and Contract Clause of the United States Constitution. Since then, a motion for summary judgment was filed requesting a permanent injunction against enforcement of Senate Bill 266. As of March 31, 2022, the Company is not able to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

Other Commitments and Contingencies
There have been no material changes to the contractual obligations and consolidated commercial commitments disclosed in Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2021.

(9)  Leases

As of March 31, 2022, there have been no material changes regarding the Company's leases. For further information, see Note 9, "Leases" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(10) Other

Long-Term Debt
On June 14, 2021, Puget Energy issued $500.0 million of senior secured notes at an interest rate of 2.379%. The notes were issued for a period of 7 years, mature on June 15, 2028, and pay interest semi-annually on June 15 and December 15. Proceeds from the issuance of the notes were invested in short-term money market funds, and then used to repay the Company’s $500.0 million 6.00% notes that matured on September 1, 2021.
On June 23, 2021, Puget Energy received an equity contribution from Puget Equico, LLC, Puget Energy’s parent company. The proceeds from the equity contribution were used to pay off Puget Energy’s $210.0 million term loan.
On September 15, 2021, PSE issued $450.0 million of senior secured notes at an interest rate of 2.893%. The notes were issued for a period of 30 years, mature on September 15, 2051, and pay interest semi-annually on March 15 and September 15 of each year. The proceeds from the issuance will be used for repayment of commercial paper as well as general corporate purposes.
On March 17, 2022, Puget Energy issued $450.0 million of senior secured notes at an interest rate of 4.224%. The notes were issued for a period of 10 years, mature on March 15, 2032, and pay interest semi-annually on March 15 and September 15 of each year. The proceeds from the issuance were used for repayment of Puget Energy notes that mature July 2022 and for general corporate purposes.
On April 28, 2022, Puget Energy redeemed the $450.0 million 5.625% senior secured notes due July 2022 and paid related expenses for a total redemption price of $457.2 million, which includes repayment of the $450.0 million principal amount and $7.2 million of accrued interest expense.
As of March 31, 2022, Puget Energy maintained an $800.0 million credit facility, of which $34.3 million was drawn and outstanding under the facility. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2021.

Short-Term Debt
As of March 31, 2022, no amount was drawn under PSE's credit facility and $69.8 million was outstanding under the commercial paper program at PSE. For further information, see Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for period ended March 31, 2022 compared to 2021. For discussion related to the results of operations and changes in financial condition for period ended March 31, 2021 compared to 2020 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended March 31, 2021, Form 10-Q, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2021. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the U.S. Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations, including the Coronavirus disease 2019 (COVID-19) pandemic.

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its wholly-owned subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, LLC (Puget LNG), which has the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma liquefied natural gas (LNG) facility which is under construction. All of Puget Energy's common stock is indirectly owned by Puget Holdings, LLC (Puget Holdings). Puget Holdings is owned by a consortium of long-term infrastructure investors including the British Columbia Investment Management Corporation (BCIMC), the Alberta Investment Management Corporation (AIMCo), Ontario Municipal Employee Retirement System (OMERS), PGGM Vermogensbeheer B.V., Macquarie Washington Clean Energy Investment, L.P., and Ontario Teachers’ Pension Plan Board. Puget Energy and PSE are collectively referred to herein as “the Company.”
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

COVID-19 Update
The outbreak of COVID-19 has resulted in a global pandemic. The Company continues to monitor the impact of the pandemic and take steps to mitigate known risks. The Company provides a critical and essential service to its customers and the health and safety of its employees and customers is its first priority. The Company is continuously monitoring its supply chain and is working closely with essential vendors to understand the impact of COVID-19 to its business and does not currently expect service disruptions to customers.
Due to business disruptions caused by the COVID-19 pandemic, the Company incurred increased costs and partially offset cost savings. On September 3, 2020, the Company filed an accounting petition with the Washington Commission, requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. On November 6, 2020, PSE filed a revised petition which was approved on December 10, 2020 by the Washington Commission granting PSE's accounting petition in part by allowing the deferral of COVID-19 incremental costs and foregone revenue net of offsets. As of March 31, 2022, PSE deferred $27.6 million specific to COVID-19 net of offsets.
On March 27, 2020, the U.S. Government enacted the CARES Act, which provided approximately $2 trillion of economic relief and stimulus to support the national economy during the COVID-19 pandemic. This package included support for individuals, large corporations, small business, and health care entities, among other affected groups. Among other provisions, the CARES Act includes modifications to corporate income tax provisions, including temporary suspension of certain payment requirements for the employer portion of social security taxes. As a result of these modifications, the Company deferred payroll taxes totaling $6.8 million as of March 31, 2022.
Further detail regarding the factors and trends affecting performance of the Company during the three months ended March 31, 2022, is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

Factors and Trends Affecting PSE's Performance
PSE’s ongoing regulatory requirements and operational needs necessitated the investment of substantial capital in 2022 and will continue to do so in future years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:
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
•Acts of war or terrorism locally or abroad, or the impact of civil unrest to infrastructure or preventing access to infrastructure and its impact on the supply chain and prices of goods and services; and
•Risks due to pandemics, including supply shortages, rising costs, disruption to vendor or customer relationships, the potential for reputational harm, the impact of government, business and company closure of facilities, customer or contract defaults; concerns of safety to employees and customers, potential costs due to quarantining of employees and work-from-home policies, and the Company's and vendor staffing levels resulting from vaccination mandates.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2022 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission. The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Absent a resolution for the impact of lag and attrition, the Company will need to seek rate relief through a rate case with the Washington Commission. The Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost-effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment is not reasonable or prudent, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.
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

General Rate Case
PSE filed a general rate case (GRC) which includes a three year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three rate years. PSE requested an overall rate of return of 7.39% in 2023; 7.44% in 2024; and 7.49% in 2025. The filing requests recovery of forecasted plant additions through 2022 as required by RCW 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan. The Washington Commission issued a procedural schedule and the case is pending. The Company cannot predict the outcome of the case at this time.
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
PSE requested a Private Letter Ruling (PLR) from the IRS regarding this matter. On October 7, 2020, PSE, the Washington Commission and interveners agreed to dismiss the petition for judicial review. The agreement was based on a commitment from the Washington Commission that if the IRS ruling finds that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes is impermissible, the Washington Commission would open a proceeding to review and enact the changes required by the IRS ruling. There was approximately $25.6 million in annual revenue requirement related to the 2019 GRC, which PSE requested it be allowed to track and recover.

On July 30, 2021, the IRS issued a PLR to PSE which concluded that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes was an impermissible methodology under the IRS normalization and consistency rules. On September 28, 2021, the Washington Commission issued an order amending its order previously issued on July 8, 2020 to correct for items which were determined to be impermissible under IRS normalization and consistency rules as detailed in the PLR. To reflect the impact of the PLR, PSE recorded a regulatory asset and additional revenues of $24.5 million in its operating results through December 31, 2021. The annualized overall rate impact for this element is an increase of $15.8 million, or 0.7%, for electric and $3.1 million, or 0.3%, for natural gas for a total of $18.9 million with rates effective October 1, 2021. This led to an overall annualized net increase to electric rates of $77.1 million, or 3.7%, an increase of $17.5 million above the $59.6 million granted in the revised final order. The order also led to an overall annualized net increase to natural gas rates of $45.3 million, or 5.9%, an increase of $2.4 million above the $42.9 million granted in the revised final order. The Washington Commission maintained adjustments that mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $48.3 million, or 2.3%, and the natural gas increase to $4.9 million, or 0.6%.

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
On March 2, 2021, several of the parties to the PCORC reached a multiparty settlement in principle, which was unopposed. The settlement resulted in an estimated revenue increase of $65.3 million or 3.1%. A term of the settlement requires PSE to include in its next GRC (or another proceeding in 2022) the issue of whether the PCORC should continue, and further prohibits PSE from filing another PCORC before this issue is litigated. On June 1, 2021, the Washington Commission issued its Final Order approving and adopting the settlement and authorizing and requiring a power cost update through a compliance filing. On June 17, 2021, PSE filed a compliance filing with the Washington Commission with a revenue increase of $70.9 million or 3.3% due to the update on power costs with rates effective July 1, 2021.

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

On March 31, 2022, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for U.S. Generally Accepted Accounting Principles (GAAP) purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2022 electric or natural gas decoupling revenue. At March 31, 2021, the analysis estimated $0.9 million of electric deferred revenue not to be collected within 24 months of the annual period in 2021; therefore, a reserve adjustment was booked to 2021 electric decoupling revenue. Whereas, at March 31, 2021, natural gas deferred revenue was estimated to be collected within 24 months of the annual period in 2021; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.
The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
May 1, 2022[2]	(1.0)%	$(23.5)
May 1, 2021[3]	1.0	21.4
January 1. 2021	(1.0)	(20.6)
October 15, 2020[4]	(0.5)	(10.2)
May 1, 2020	0.2	2.0
Natural Gas:
May 1, 2022	(0.7)%	$(7.4)
May 1, 2021	1.5	15.0
May 1, 2020	(0.5)	(4.8)
__________________
1 For electric and natural gas rates effective May 1, 2022, May 1, 2021 and May 1, 2020, there were no excess earnings that impacted the approved revenue change.
2 For the electric rates effective May 1, 2022, there was $8.0 million of excess deferred revenues for delivery and fixed power costs which could not be set in rates until May 1, 2023 due to the 3% rate cap.
3 For the electric rates effective May 1, 2021, there was $24.1 million of excess deferred revenues for delivery and fixed power costs which could not be set in rates until May 1, 202 due to the 3% rate cap.
4 The 2019 GRC final order lengthened the recovery period from the original one-year recovery to a two-year recovery of April 2022. The remaining decoupling amortization balances for delivery and fixed power costs of $1.7 million were included in electric decoupling mechanism tariff rates, effective May 1, 2022.

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

For the three months ended March 31, 2022, in its PCA mechanism, PSE under recovered its allowable costs by $10.6 million of which zero was apportioned to customers and $0.3 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $11.4 million for the three months ended March 31, 2021, of which zero was apportioned to customers and $0.3 million of interest was accrued on the total deferred customer balance.

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
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2020. The surcharging of deferrals can be triggered by the Company when the balance in the deferral account is a credit of $20.0 million or more. During 2020, actual power costs were higher than baseline power costs, thereby creating an under-recovery of $76.1 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $32.1 million of the under-recovered amount, and customers were responsible for the remaining $44.0 million, or $46.0 million including interest. PSE filed to recover the deferred balance in Docket UE-210300, and the Washington Commission allowed the recovery effective December 1, 2021.
Additionally, PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2021. During 2021, actual power costs were higher than baseline power costs; thereby, creating an under-recovery of $68.0 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $31.3 million of the under-recovered amount, and customers were responsible for the remaining $36.7 million, or $38.4 million including interest. On April 30, 2022, PSE filed a 2021 PCA report with the Washington Commission that proposes to recover the deferred balance for 2021 PCA period by keeping the current rates and allowing recovery from January 1, 2023 through November 30, 2023.

The following table sets forth power cost adjustment clause filing approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
December 1, 2020[1]	2.1%	$43.9
October 15, 2020	(0.2)	(3.3)
July 3, 2020[2]	1.2	23.9
______________
1 The Schedule 95 PCA mechanism rates from the prior year that recover the 2019 imbalance (effective December 1, 2020) have been extending through December 31, 2022 to recover the imbalance attributable to 2020.
2 The rates for the Electric Special Contract were zeroed out effective July 3, 2020 following the July 2019 through June 2020 period. The actual residual amount resulting at July 31, 2020 were included in the electric Schedule 129 Low Income Program rates that became effective October 1, 2020.

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
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2022	1.0%	$21.6
May 1, 2021	(0.6)	(12.3)
May 1, 2020	0.9	17.8

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2022	(0.3)%	$(5.8)
May 1, 2021	(0.1)	(1.7)
May 1, 2020	0.07	1.4

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

Low Income Program Tracker Tariff
The Low Income Tracker Tariff recovers changes in costs for the low income bill payment assistance program (as approved in Washington Commission Docket No. UE-011570). The annual filing requests these changes through the existing low income program funding mechanism previously approved by the Washington Commission. The mechanism allows PSE to periodically adjust its electric and natural gas rates to reflect changes in actual sales and costs. Rates change annually on October 1.
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
The following table sets forth conversation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2022	0.3%	$3.2
May 1, 2021	(0.2)	(1.5)
May 1, 2020	0.4	3.5

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2022	0.02%	$0.2
May 1, 2021	0.3	3.2
May 1, 2020	(0.3)	(2.8)

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
The annual 2021 PGA rate increases will be set in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B, which were set, in effect, through September 30, 2023 per the 2019 GRC.

The following table presents the PGA mechanism balances and activity at March 31, 2022 and December 31, 2021:

(Dollars in Thousands)	March 31,	December 31,
PGA receivable balance and activity	2022	2021
PGA receivable beginning balance	$57,935	$87,655
Actual natural gas costs	161,647	364,775
Allowed PGA recovery	(175,930)	(396,236)
Interest	368	1,741
PGA receivable ending balance	$44,020	$57,935

The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective date:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2021	5.8%	$59.1
November 1, 2020	7.7	70.0
October 1, 2020	(3.9)	(35.5)

Low Income Program Tracker Tariff
The Low Income Tracker Tariff recovers changes in costs for the low income bill payment assistance program (as approved in Washington Commission Docket No. UG-011571). The annual filing requests these changes through the existing low income program funding mechanism previously approved by the Washington Commission. The mechanism allows PSE to periodically adjust its electric and natural gas rates to reflect changes in actual sales and costs. Rates change annually on October 1.

The following table sets forth the low income program funding adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2021	(0.3)%	$(3.0)

Other Proceedings
Voluntary Long-Term Renewable Energy
PSE offers Green Direct to larger customers (aggregated annual loads greater than 10,000 megawatt hours (MWh)) and government customers. The initial resource option offered under this rate schedule is a new wind generation facility with the capacity of approximately 136.8 MW which went into operation on November 7, 2020. The project is fully subscribed and the twenty-one customers under phase 1 of the program began taking service in November 2020.
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

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed CACAP-1 (dockets UE-200331 and UG-200332) with the Washington Commission revisions to its currently effective electric and natural gas service tariffs. The purpose of this filing was to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program made available $11.0 million in unspent low income funds from prior years, therefore resulting in no rate impact, and supplemented other forms of financial assistance. CACAP-1 ran from April 13, 2020, to September 30, 2020.
On March 28, 2021, the Washington Commission approved PSE’s CACAP-2 (dockets UE-210137 and UG-210138), effective April 12, 2021. With a program budget of $20.0 million for electric customers and $7.7 million for natural gas customers, CACAP-2 would provide up to $2,500 in bill assistance in arrearages per year for each qualifying low-income household. PSE stopped taking new applications for the COVID-19 Bill Assistance Program at 7:00 AM Pacific Standard Time on March 29, 2022. Estimates indicated that the electric funds would be exhausted once the current applications are completed.
On October 15, 2021, PSE submitted for the Washington Commission’s review and approval a Supplemental CACAP (dockets UE-210792 and UG-210793) filing to continue assistance for PSE customers facing financial hardship due to COVID-19. The Washington Commission approved the Supplemental CACAP program to be effective on November 15, 2021. The Supplemental CACAP would utilize carry-over funds not expended in any prior years under PSE’s Schedule 129 Home Energy Lifeline Program (HELP). With a combined total budget of $34.5 million for both electric and natural gas residential customers (capped at $23.7 million and $10.8 million, respectively). Supplemental CACAP benefits would cover a qualifying residential customer’s past due balance, up to $2,500. PSE applied the Supplemental CACAP benefits automatically, with an opt-out option, in December 2021. Supplemental CACAP will be administered until funds are exhausted.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three months ended March 31, 2022 and March 31, 2021.

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

The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31,
	2022	2021
Operating income (loss)	$374,138	$265,357
Electric operating revenue	756,377	758,592
Purchased electricity	(238,203)	(205,410)
Electric generation fuel	(60,644)	(60,418)
Residential exchange	23,070	25,802
Utility electric margin (non-GAAP)	$480,600	$518,566
Natural gas operating revenue	426,348	392,906
Purchased natural gas	(177,333)	(155,015)
Utility natural gas margin (non-GAAP)	$249,015	$237,891
Other operating revenue	10,677	8,588
Unrealized gain (loss) on derivative instruments, net	131,921	23,002
Utility operation and maintenance	(170,300)	(160,540)
Non-utility expense and other	(12,814)	(9,418)
Depreciation and amortization	(193,845)	(242,422)
Taxes other than income taxes	(121,116)	(110,310)
Operating income (loss)	$374,138	$265,357

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended March 31, 2021 and 2022:

Electric Margin
Three Months Ended
2021 to 2022 comparison
600
550
500
450
$ (Millions)
$518.6
$44.3
$(3.4)
$4.3
$(9.6)
$(37.9)
$(32.8)
$(0.2)
$(2.7)
$480.6
2021 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2022 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended March 31, 2021 Compared to 2022
Electric Operating Revenue
Electric operating revenues decreased $2.3 million from the prior year primarily due to a decrease in transportation and other revenues of $37.9 million, a decrease in other decoupling revenue of $9.6 million, and a decrease in sales to other utilities of $3.4 million; partially offset by an increase in electric retail sales of $44.3 million, and an increase in decoupling revenue of $4.3 million . These items are discussed in detail below.
•Electric retail sales increased $44.3 million due to an increase of $41.4 million in rates compared to the prior year and an increase of $3.0 million from an increase in retail electricity usage of 0.5%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent PCORC effective July 1, 2021. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes. The slight increase in retail usage was due to an increase in commercial usage of 3.6%, which was partially offset by a decrease in usage of 1.3% for residential customers. The COVID-19 pandemic caused business shut downs in 2021 resulting in reduced commercial usage. In March 2022, businesses began returning to work resulting in higher commercial usage and lower residential usage for the three months ended March 31, 2022 compared to 2021.
•Sales to other utilities decreased $3.4 million due to lower sales volume of 26.9%, which were the result of decreased volume from PSE's gas-fired generation of 37.0%, driven by decreased value in the market. The decrease was partially offset by a 13.8% increase in market prices driven by an increase in natural gas prices nationwide following constrained supply along with increased demand from overseas markets.

•Decoupling revenue increased $4.3 million primarily attributable to a $4.0 million and $0.3 million increase in delivery and fixed production cost deferral revenues, respectively. This was driven mainly by a decrease in average consumption per customer in the current period. This resulted in allowed revenues being greater than actual decoupling deferral revenues in the current year, whereas in the prior year allowed revenues were lower compared to actual revenues.
•Other decoupling revenue decreased $9.6 million primarily due to a $5.4 million increase in year-over-year amortization of prior year undercollections due to an increase in amortization rates. Additionally, there was a $4.2 million decrease related to GAAP alternative revenue program recognition guidelines. As of quarter ended March 31, 2021, there were $8.0 million of deferred 2020 GAAP alternative decoupling revenues that were recognized, which was partially offset by $0.9 million in deferred 2021 GAAP alternative decoupling revenues. As of quarter ended March 31, 2022, there were $3.0 million of deferred 2021 GAAP alternative decoupling revenues that were recognized.
•Transportation and other revenue decreased $37.9 million primarily due to the following: (i) no production tax credit (PTC) deferral revenue for the re-purpose of the PTCs in 2022 compared to $45.2 million in 2021; partially offset by: (ii) an increase in net wholesale non-core gas sales of $13.0 million due to a $14.1 million increase in gains on gas financial hedging transactions due to higher gas prices, which was partially offset by $1.0 million net increase in cost of gas sold. The net increase in cost of gas sold was driven by a $40.9 million increase in sales dollars driven by a 60.9% increase in sales volume and a 53.7% increase in the average price of the non-core gas sold in 2022 compared to 2021. This was offset by a $41.9 million increase in the cost of the gas sold due to the higher volume and a 75.7% increase the average price of non-core gas purchases that were then sold; (ii) amortization of the PLR to offset recovery through rates of $4.8 million as a result of the IRS PLR, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report.

Electric Power Costs
Electric power costs increased $35.7 million primarily due to an increase of $32.8 million of purchased electricity costs and a decrease of $2.7 million of residential exchange credits. These items are discussed in detail below.
•Purchased electricity expense increased $32.8 million due to a 13.6% increase in wholesale electricity purchases and a 2.1% increase in wholesale prices driven by higher pricing trends in 2022 compared to 2021 when prices were down due to higher production, mild weather and a surplus due to decreased demands caused by COVID-19.
•Residential Exchange credits decreased by $2.7 million due to a 0.4% change to the amount of credits to be passed back to customers effective November 1, 2021, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report

Natural Gas Margin
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
The following chart displays the details of PSE's natural gas margin changes for the three months ended March 31, 2021 and 2022:

Natural Gas Margin
Three Months Ended
2021 to 2022 comparison
300
275
250
225
$ (Millions)
$237.9
$34.2
$2.9
$(5.6)
$1.9
$(22.3)
$249.0
2021 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue
Transportation and Other Revenue
Purchased Natural Gas
2022 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended March 31, 2021 Compared to 2022
Natural Gas Operating Revenue
Natural gas operating revenue increased $33.4 million primarily due to an increase of $34.2 million in total retail sales, an increase of $2.9 million in decoupling revenue and a $1.9 million increase in transportation and other revenue; partially offset by a decrease of $5.6 million in other decoupling revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $34.2 million primarily due to an increase in rates of $37.4 million partially offset by a $3.2 million decrease due to a decrease in natural gas load of 0.3%. The increase in rates is due to the PGA increase effective November 1, 2021 and the tariffs effective October 1, 2020 filed pursuant to the Company's 2019 GRC. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes.

•Decoupling revenue increased $2.9 million primarily attributable to decreased usage in the current period compared to the same period in 2021, as noted above in the retail revenue section. This resulted in actual natural gas revenues being lower than allowed natural gas revenues in the current period, whereas in the same period in 2021, allowed revenues were closer to actual revenues.
•Other decoupling revenue decreased $5.6 million due to an increase in current period amortization of prior year decoupling revenues compared to the same period in 2021. This is attributable to an increase in amortization rates from increased cumulative deferral revenues to recover from customers.

Natural Gas Energy Costs
•Purchased natural gas expense increased $22.3 million due to an increase in the PGA rates in November 2021 partially offset by a decrease in natural gas usage of 0.3% as stated in the natural gas retail sales section above.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended March 31, 2021 and 2022:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2021 to 2022 comparison
600
550
500
450
400
$ (Millions)
$565.6
$(108.9)
$9.8
$3.4
$(48.6)
$10.8
$1.7
$0.2
$18.2
$452.2
2021 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2022 Expenses (Income)

Three Months Ended March 31, 2021 Compared to 2022

•Net unrealized (gain) loss on derivative instruments decreased $108.9 million to a net gain of $131.9 million for the quarter ended March 31, 2022. One of the drivers for the change related to the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices increased 6.0% resulting in a $39.6 million gain for electric. Natural gas prices increased 48.4% resulting in a $104.0 million gain for natural gas. The other driver is related to the net settlements of electric trades previously recorded as $15.9 million in gain and of natural gas trades previously recorded as $18.8 million in gain. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" to the consolidated financial statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $9.8 million primarily due to increases in the following: (i) $4.3 million in regulatory commission and GRC expense, (ii) $3.9 million of administrative and general expenses due to employees returning to work, resumed travel and higher IT costs, (iii) $4.0 million in electric distribution expenses due to higher engineering costs, emergent non-outage and outage repairs, travel and training expenses and residential disconnects and connects, (iv) $1.3 million in natural gas leak inspections and repairs, (v) $1.3 million of pension related expenses and (vi) $1.1 million of Colstrip maintenance expense. These increases were partially offset by decreases of (vii) $6.4 million due to fewer storm events in 2022 and (viii) $1.2 million of injuries and damages expense.
•Non-utility expense and other expense increased $3.4 million primarily due to an increase of $1.7 million related to biogas purchase expense and an increase for the long-term incentive plan of $1.4 million due to estimated performance results, as compared to the prior year.
•Depreciation and amortization expense decreased $48.6 million due to: (i) electric amortization decreased by $44.2 million or 81.1% from 2021. This decrease is primarily driven by $45.2 million less PTC amortization in 2022 as PSE fully utilized its PTC balance in 2021, (ii) common amortization decreased by $6.0 million or 24.5% from 2021, primarily driven by $18.0 million in net retirements of common technology assets, and (iii) conservation amortization decreased by $3.9 million due to a decrease in conservation rider rates effective May 1, 2021, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report. The decreases were partially offset by (iv) natural gas distribution depreciation increased $1.5 million or 4.9% from 2021 primarily due to $19.8 million in net additions in natural gas distribution assets and (v) electric distribution depreciation increased a net of $1.3 million or 3.5% from 2021 due to $38.7 million in net additions of electric distribution assets.
•Taxes other than income taxes increased $10.8 million primarily due to an $5.6 million related to municipal taxes and an increase of $3.3 million related to the state excise tax driven by the increase in retail revenue in 2022 as compared to 2021.

Other Income, Interest Expense and Income Tax Expense

•Income tax expense increased $18.2 million primarily driven by an increase in pre-tax book income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended March 31, 2021 and 2022 is as follows:

PE Summary Results of Operation
Three Months Ended
2021 to 2022 comparison
$ (Millions)
400
200
0
$189.0
$88.6
$(2.9)
$(0.4)
$0.1
$4.2
$(0.3)
$278.3
2021 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax Expense
2022 Puget Energy Net Income

Three Months Ended March 31, 2021 compared to 2022
Summary Results of Operation
Puget Energy’s net income increased by $89.3 million, which is primarily attributable to an increase in PSE's net income of $88.6 million. Additional drivers include a decrease in interest expense of $4.2 million which is a result of lower interest rates on outstanding debt which was partially offset by an increase in net loss of $2.9 million at PLNG due to additional operational expenses.

Capital Requirements
Contractual Obligations and Commercial Commitments
During the three months ended March 31, 2022, there have been no changes to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
For further information, see Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the year ended December 31, 2021.

The following are the Company's aggregate availability under commercial commitments as of March 31, 2022:

Puget Energy and Puget Sound Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Commercial commitments:
PSE revolving credit facility	$800,000	$—	$800,000	$—	$—
Inter-company short-term debt	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	800,000	—	30,000
Puget Energy revolving credit facility	765,700	—	765,700	—	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,565,700	$—	$1,565,700	$—	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2 of this report.

Off-Balance Sheet Arrangements
As of March 31, 2022, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  The Company adjusted capital expenditures, resulting in a decrease of $23.8 million compared to forecasted amounts for the three months ended March 31, 2022. The decrease was primarily due to (i) project and permitting delays for the Lower Baker Dam grouting project, which is being pursued in order to comply with the Federal Energy Regulatory Commission (FERC) dam safety standards and to extend the life of the project to meet the 50 year FERC license; (ii) timing related variances with IT Data Center hardware refresh, and (iii) timing of the Dupont pipe replacement program. Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $233.1 million for the three months ended March 31, 2022. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021	Change
Net income	$288,081	$199,470	$88,611
Non-cash items[1]	60,595	190,391	(129,796)
Changes in cash flow resulting from working capital[2]	35,638	876	34,762
Regulatory assets and liabilities	4,470	(14,351)	18,821
Purchased gas adjustment	13,915	40,868	(26,953)
Other non-current assets and liabilities[3]	(5,558)	(3,077)	(2,481)
Net cash provided by operating activities	$397,141	$414,177	$(17,036)
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

Three Months Ended March 31, 2022 compared to 2021
Cash generated from operations for the three months ended March 31, 2022 decreased by $17.0 million including a net income increase of $88.6 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items decreased $129.8 million primarily due to a $108.9 million change from a net unrealized gain on derivative instruments of $23.0 million to a net unrealized gain on derivative instruments of $131.9 million, a decrease in depreciation and amortization of $44.7 million, a decrease in conservation amortization of $3.9 million, deferred income taxes of $15.1 million and equity AFUDC of $1.2 million; partially offset by a $45.2 million change in PTC utilization. For further details, see Management's Discussion and Analysis, "Other Operating Expenses" in Item 2 of this report.
•Cash flows resulting from changes in working capital increased $34.8 million primarily due to the change in accounts receivable, which contributed to a cash inflow of $56.1 million. Accounts receivable decreased $38.1 million in the three months ended March 31, 2022 compared to an increase of $18.0 million during the same period of 2021. Additionally, increased taxes payable added cash inflow of $23.6 million. The cash inflows were partially offset by $46.7 million cash outflow in accounts payable and $1.8 million increase in accrued expenses.
•Cash flows resulting from regulatory assets and liabilities increased $18.8 million primarily due a deferral of $12.9 million of storm excess costs in 2021. Amortizing IRS PLR deferral balances contributed an addition of $5.9 million cash inflow, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report.
•Cash flow resulting from purchased gas adjustment decreased $27.0 million, which was driven by an increase in actual gas cost that exceeded the increase in allowed PGA recovery in 2022 compared to 2021. Increased natural gas prices led to a $48.4 million (or 42.8%) increase in actual gas costs in 2022 compared to 2021. Meanwhile, the total amount of allowed PGA recovery in 2022 increased only $21.4 million (or 13.8%) compared to 2021. The combined effect led to year-over-year cash outflow.
•Cash flows resulting from changes in other non-current assets and liabilities decreased $2.5 million primarily driven by a decrease of $1.7 million due to a lower accrual of liability reserve.

Puget Energy	Three Months Ended March 31,
(Dollars in Thousands)	2022	2021	Change
Net income	$(9,786)	$(10,477)	$691
Non-cash items[1]	(6,085)	(11,720)	5,635
Changes in cash flow resulting from working capital[2]	3,449	(5,913)	9,362
Other non-current assets and liabilities[3]	(2,333)	(2,618)	285
Net cash provided by operating activities	$(14,755)	$(30,728)	$15,973
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
Three Months Ended March 31, 2022 compared to 2021
Cash generated from operations for the three months ended March 31, 2022, in addition to the changes discussed at PSE above, increased by $16.0 million compared to the same period in 2021, which includes a net income increase of $0.7 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items increased $5.6 million primarily due to higher non-cash inflows of $4.8 million related to changes in deferred taxes and an increase in amortization and depreciation of $0.8 million.
•Cash flow resulting from working capital increased $9.4 million primarily due to a $11.4 million increase related to changes in interest accrual for debts at PE. In addition, a $3.7 million increase was caused by the change in PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, which are eliminated upon consolidation of Puget Energy. Cash inflows were partially offset by increased cash outflow of $5.4 million in tax payable and lower other accrued expenses of $0.3 million.

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

Puget Sound Energy
Credit Facility
As of March 31, 2022, PSE had an $800.0 million credit facility to meet short-term liquidity needs. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million. The credit facility has an expansion feature which, upon the banks' approval, would increase the total size of the facility to $1.4 billion. The unsecured revolving credit facility matures in October 2023.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. PSE certifies its compliance with such covenants to participating banks each quarter. As of March 31, 2022, PSE was in compliance with all applicable covenant ratios.
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
As of March 31, 2022, no amount was drawn under PSE's credit facility and $69.8 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.5 million letter of credit in support of a long-term transmission contract.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of March 31, 2022, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at March 31, 2022, PSE could issue:
•Approximately $1.7 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.9 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2022; and
•Approximately $919.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.5 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at March 31, 2022.

At March 31, 2022, PSE had approximately $8.4 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
In 2019, PSE filed a new shelf registration statement under which it may issue up to $1.0 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $100.0 million was available to be issued. The shelf registration will expire in August 2022.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At March 31, 2022, approximately $1.3 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the merger order by the Washington Commission, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.8% at March 31, 2022, and the EBITDA to interest expense was 5.3 to 1.0 for the twelve months ended March 31, 2022.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At March 31, 2022, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Long Term Debt
On September 15, 2021, PSE issued $450.0 million of senior secured notes at an interest rate of 2.893%. The notes were issued for a period of 30 years, mature on September 15, 2051, and pay interest semi-annually on March 15 and September 15 of each year. The proceeds from the issuance will be used for repayment of commercial paper as well as general corporate purposes. For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2021.

Puget Energy
Credit Facility
At March 31, 2022, Puget Energy maintained an $800.0 million credit facility. The Puget Energy revolving senior secured credit facility also has an accordion feature, upon the banks' approval, would increase the size of the facility to $1.3 billion. The revolving credit facility matures in October 2023.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on the bank's prime rate or LIBOR, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of March 31, 2022, there was $34.3 million drawn and outstanding under the facility. As of the date of this report, the spread over LIBOR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. As of March 31, 2022, Puget Energy was in compliance with all applicable covenants.

Shelf Registrations
On March 10, 2022, Puget Energy filed an S-3 Registration statement under which it may issue up to $1.0 billion aggregate principal amount of senior notes secured by Puget Energy's assets. As of the date of this report, $550.0 million was available to be issued. The shelf registration will expire in March 2025.

Long-Term Debt
On June 14, 2021, Puget Energy issued $500.0 million of senior secured notes at an interest rate of 2.379%. The notes were issued for a period of 7 years, mature on June 15, 2028, and pay interest semi-annually on June 15 and December 15 of each year. Proceeds from the issuance of the notes were invested in short-term money market funds, and then used to repay the Company’s $500.0 million 6.00% notes that matured on September 1, 2021.
On June 23, 2021, Puget Energy received an equity contribution from Puget Equico, LLC, Puget Energy’s parent company. The proceeds from the equity contribution were used to pay off Puget Energy’s $210.0 million term loan on June 23, 2021.
On March 17, 2022, Puget Energy issued $450.0 million of senior secured notes at an interest rate of 4.224%. The notes were issued for a period of 10 years, mature on March 15, 2032, and pay interest semi-annually on March 15 and September 15 of each year. The proceeds from the issuance were used for repayment of Puget Energy notes that mature July 2022 and for general corporate purposes.
On April 28, 2022, Puget Energy redeemed the $450.0 million 5.625% senior secured notes due July 2022 and paid related expenses for a total redemption price of $457.2 million, which includes repayment of the $450.0 million principal amount and $7.2 million of accrued interest expense.
For further information, see Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2021.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.8 to 1.0 for the twelve months ended March 31, 2022.
At March 31, 2022, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements in Item I of this report.

Washington Clean Energy Transformation Act
In May 2019, Washington State passed the Clean Energy Transformation Act (CETA) that supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The CETA requires all electric utilities to eliminate coal-fired generation from their allocation of electricity by December 31, 2025; to be carbon-neutral by January 1, 2030, through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean energy implementation plans are required every four years from each investor-owned utility (IOU) and must propose interim targets for meeting the 2045 standard between 2030 and 2045, and describe an actionable plan that the IOU intends to pursue to meet the standard. The Washington Commission may approve, reject or recommend alterations to an IOU’s plan.
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

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4, per the terms of the 2017 GRC settlement, to December 31, 2027, which was subsequently updated to December 31, 2025 as part of the 2019 GRC. The 2017 GRC also repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4.
Consistent with a June 2019 announcement, Talen permanently shut down Units 1 and 2 at the end of 2019 due to operational losses associated with the Units. Colstrip Units 1 and 2 were retired effective December 31, 2019. The Washington CETA requires the Washington Commission to provide recovery of the investment, decommissioning, and remediation costs associated with the facilities that are not recovered through the repurposed PTCs and hydro-related treasury grants. The full scope of decommissioning activities and costs may vary from the estimates that are available at this time.
On May 19, 2021, PSE along with the Colstrip owners, Avista Corporation, PacifiCorp and Portland General Electric Company filed a lawsuit against the Montana Attorney General challenging the constitutionality of Senate Bill 266. On October 13, 2021, the United States District Court for the District of Montana issued a preliminary injunction finding it likely that Senate Bill 266 unconstitutionally violates the Commerce Clause and Contract Clause of the United States Constitution. Since then, a motion for summary judgment was filed requesting a permanent injunction against enforcement of Senate Bill 266. As of March 31, 2022, the Company is not able to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

Washington Climate Commitment Act
In 2021, the Washington Legislature adopted the Climate Commitment Act, which establishes a greenhouse gases (GHG) emissions cap-and-invest program that will take effect on January 1, 2023. The Washington Department of Ecology is currently developing regulations to implement the program, but in general, the program will require covered entities to obtain emission allowances or offset credits for covered emissions.
The Climate Commitment Act will regulate PSE both as an electric utility and as a natural gas distribution utility. PSE will be required to obtain emission allowances or offset credits for GHG emissions associated with electricity generated or imported into the state if the emissions associated with this generation exceed 25,000 metric tons of carbon dioxide equivalent per year. As an electric utility subject to Washington’s CETA, which is discussed above, PSE will receive some emission allowances at no cost through 2050 to mitigate impacts to ratepayers. PSE will also be required to obtain emission allowances for GHG emissions associated with natural gas supplied to customers, and will receive some emission allowances at no cost on a declining basis to mitigate rate impacts to certain customers. The Department of Ecology’s implementing regulations are expected to be finalized later this year.

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
On February 1, 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations in February 2022. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $244.8 million of non-utility plant and $2.2 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of March 31, 2022. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

Integrated Resource Plans, Resource Acquisition and Development
On April 1, 2021, the Company filed the final 2021 IRP and the 2021 Request for Proposals for All Resources (All-source RFP), and has since received a number of bids, which the Company is currently evaluating. Bidders have informed the Company that prices are being impacted by substantial inflationary pressure, resulting in higher proposed prices for energy than anticipated. While the current estimates related to RFP bids have no direct financial impact, the Company continues to monitor the impacts of inflation and market pricing pressures on future energy needs.
For further information, see Part I, Item I - “Integrated Resource Plans, Resource Acquisition and Development” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, counterparty credit risk, as well as interest rate risk. PSE maintains risk policies and procedures to help manage the various risks. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of March 31, 2022.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I of this report.
Given the size of the Company's operations, we have elected to adopt a threshold of $1.0 million in expected sanctions related to required disclosures of environmental proceedings to which the government is a party. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

Item 1A.     Risk Factors

There have been no material changes from the risk factors set forth in Part 1, Item 1A, "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Although the Company has not been materially affected, the following represents an ongoing risk that the Company continues to monitor.
PSE could be adversely affected by disruptions in the global economy and rising geopolitical tensions caused by the ongoing military conflict between Russia and Ukraine. The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Governments including the U.S., United Kingdom, and European Union imposed import and export controls on certain products and economic sanctions on certain industries and parties in Russia. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply chain disruptions, and increased costs, including energy costs, which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

3(ii).1
Amended and Restated Bylaws of Puget Energy, Inc. (Incorporated herein by reference to Exhibit 3.3 to Puget Energy's Current Report on Form 10-K, dated February 25, 2022, Commission File No. 001-16305).

3(ii).2
Amended and Restated Bylaws of Puget Sound Energy, Inc. (Incorporated herein by reference to Exhibit 3.4 to Puget Sound Energy's Current Report on Form 10-K dated February 25, 2022, Commission File No. 001-04393).

4.1
Seventh Supplemental Indenture dated March 17, 2022 relating to Puget Energy's 4.224% Senior Secured Notes due 2032 (incorporated herein by reference to Exhibit 4.1 Puget Energy's Current Report on Form 8-K, filed March 18 2022, Commission File No. 1-1605.)

31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2022 filed on May 4, 2022 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	May 4, 2022