Form 10-Q
period 2022-06-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2022-08-04
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
●
PSE's resource adequacy needs to meet the Clean Energy Transformation Act (CETA) requirements, through a combination of owned or contracted resources, may significantly increase purchased power and gas costs if pricing pressures and supply constraints on resource acquisitions increase;

●	Changes in climate, weather conditions, or sustained extreme weather events in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
●	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
●	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
●	Variable wind conditions, which can impact PSE's ability to generate electricity from wind facilities;
●	The ability to renew contracts for electric and natural gas supply and the price of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
●	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
●	Employee workforce factors including strikes; work stoppages; absences due to pandemics, accidents, natural disasters or other significant, unforeseeable events; availability of qualified employees or the loss of a key executive;
●	PSE's service territory operates within a region of high demand for skilled workers resulting in significant competition and inflated wages, which puts pressure on PSE's ability to attract, retain and compensate employees;
●	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
●	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally;
●	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder; and
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

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Part I, Item 1A, “Risk Factors” in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2021.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenue:
Electric	$594,331	$563,822	$1,350,708	$1,322,414
Natural gas	236,054	195,124	662,402	588,030
Other	11,991	10,444	22,703	19,032
Total operating revenue	842,376	769,390	2,035,813	1,929,476
Operating expenses:
Energy costs:
Purchased electricity	212,391	162,515	450,594	367,925
Electric generation fuel	46,498	56,448	107,142	116,866
Residential exchange	(16,783)	(17,592)	(39,853)	(43,394)
Purchased natural gas	92,452	62,829	269,785	217,844
Unrealized (gain) loss on derivative instruments, net	9,273	(61,276)	(122,648)	(84,278)
Utility operations and maintenance	160,933	150,167	331,233	310,707
Non-utility expense and other	15,299	9,566	30,718	19,472
Depreciation & amortization	165,676	165,930	330,252	374,361
Conservation amortization	25,906	21,901	56,047	55,961
Taxes other than income taxes	86,544	76,837	207,921	187,147
Total operating expenses	798,189	627,325	1,621,191	1,522,611
Operating income (loss)	44,187	142,065	414,622	406,865
Other income (expense):
Other income	13,231	14,490	26,395	28,120
Other expense	(4,538)	(2,350)	(7,692)	(3,860)
Interest charges:
AFUDC	3,974	3,775	8,103	7,361
Interest expense	(86,194)	(90,407)	(172,662)	(179,767)
Income (loss) before income taxes	(29,340)	67,573	268,766	258,719
Income tax (benefit) expense	4,156	12,331	23,967	14,484
Net income (loss)	$(33,496)	$55,242	$244,799	$244,235

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(33,496)	$55,242	$244,799	$244,235
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $488, $634, $975 and $1,268, respectively	1,831	2,386	3,662	4,771
Other comprehensive income (loss)	1,831	2,386	3,662	4,771
Comprehensive income (loss)	$(31,665)	$57,628	$248,461	$249,006

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2022	December 31, 2021
Utility plant (at original cost, including construction work in progress of $778,667 and $870,204 respectively):
Electric plant	$10,003,646	$9,729,643
Natural gas plant	4,612,299	4,498,198
Common plant	1,112,583	1,155,567
Less: Accumulated depreciation and amortization	(4,185,970)	(4,031,458)
Net utility plant	11,542,558	11,351,950
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	327,173	324,897
Total other property and investments	1,983,686	1,981,410
Current assets:
Cash and cash equivalents	56,861	56,946
Restricted cash	22,184	46,204
Accounts receivable, net of allowance for doubtful accounts of $42,342 and $34,958, respectively	351,727	398,895
Unbilled revenue	160,166	271,606
Materials and supplies, at average cost	123,075	113,287
Fuel and natural gas inventory, at average cost	90,895	59,393
Unrealized gain on derivative instruments	220,724	128,210
Prepaid expense and other	51,883	46,293
Power contract acquisition adjustment gain	17,560	17,274
Total current assets	1,095,075	1,138,108
Other long-term and regulatory assets:
Power cost adjustment mechanism	63,134	79,546
Purchased gas adjustment receivable	54,534	57,935
Regulatory assets related to power contracts	8,588	9,689
Other regulatory assets	797,867	815,058
Unrealized gain on derivative instruments	58,317	26,197
Power contract acquisition adjustment gain	56,588	63,660
Operating lease right-of-use asset	179,909	184,957
Other	167,019	163,374
Total other long-term and regulatory assets	1,385,956	1,400,416
Total assets	$16,007,275	$15,871,884

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2022	December 31, 2021
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,523,532	3,523,532
Retained earnings	1,310,782	1,067,216
Accumulated other comprehensive income (loss), net of tax	(23,770)	(27,432)
Total common shareholder’s equity	4,810,544	4,563,316
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,662,000
Pollution control bonds	161,860	161,860
Long-term debt	2,034,300	1,583,300
Debt discount issuance costs and other	(200,959)	(203,394)
Total long-term debt	6,657,201	6,203,766
Total capitalization	11,467,745	10,767,082
Current liabilities:
Accounts payable	386,072	444,384
Short-term debt	64,000	140,000
Current maturities of long-term debt	—	450,000
Accrued expenses:
Taxes	110,435	127,398
Salaries and wages	49,236	47,936
Interest	61,698	67,807
Unrealized loss on derivative instruments	53,177	63,309
Power contract acquisition adjustment loss	1,682	1,785
Operating lease liabilities	21,135	20,398
Other	73,630	62,406
Total current liabilities	821,065	1,425,423
Other long-term and regulatory liabilities:
Deferred income taxes	937,939	912,484
Unrealized loss on derivative instruments	10,414	40,965
Regulatory liabilities	911,556	844,184
Regulatory liability for deferred income taxes	838,796	865,976
Regulatory liabilities related to power contracts	74,148	80,934
Power contract acquisition adjustment loss	6,906	7,904
Operating lease liabilities	166,238	172,510
Finance lease liabilities	103,778	105,303
Other deferred credits	668,690	649,119
Total long-term and regulatory liabilities	3,718,465	3,679,379
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$16,007,275	$15,871,884

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2020	200	$—	$3,313,532	$912,787	$(86,437)	$4,139,882
Net income (loss)	—	—	—	188,993	—	188,993
Common stock dividend paid	—	—	—	(22,939)	—	(22,939)
Other comprehensive income (loss)	—	—	—	—	2,385	2,385
Balance at March 31, 2021	200	$—	$3,313,532	$1,078,841	$(84,052)	$4,308,321
Net income (loss)	—	—	—	55,242	—	55,242
Common stock dividend paid	—	—	—	(23,214)	—	(23,214)
Capital contribution	—	—	210,000	—	—	210,000
Other comprehensive income (loss)	—	—	—	—	2,386	2,386
Balance at June 30, 2021	200	$—	$3,523,532	$1,110,869	$(81,666)	$4,552,735
Balance at December 31, 2021	200	$—	$3,523,532	$1,067,216	$(27,432)	$4,563,316
Net income (loss)	—	—	—	278,295	—	278,295
Common stock dividend paid	—	—	—	(939)	—	(939)
Other comprehensive income (loss)	—	—	—	—	1,831	1,831
Balance at March 31, 2022	200	$—	$3,523,532	$1,344,572	$(25,601)	$4,842,503
Net income (loss)	—	—	—	(33,496)	—	(33,496)
Common stock dividend paid	—	—	—	(294)	—	(294)
Other comprehensive income (loss)	—	—	—	—	1,831	1,831
Balance at June 30, 2022	200	$—	$3,523,532	$1,310,782	$(23,770)	$4,810,544

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net Income (loss)	$244,799	$244,235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	330,252	374,361
Conservation amortization	56,047	55,961
Deferred income taxes and tax credits, net	(2,699)	23,377
Net unrealized (gain) loss on derivative instruments	(122,648)	(84,278)
AFUDC - equity	(13,887)	(12,139)
Production tax credit utilization	—	(45,562)
Other non-cash	4,180	(12,759)
Regulatory assets and liabilities	9,939	(50,120)
Purchased gas adjustment	3,401	38,230
Other long term assets and liabilities	(11,079)	(13,087)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	158,608	118,203
Materials and supplies	(9,788)	(2,519)
Fuel and natural gas inventory	(31,502)	(14,825)
Prepayments and other	(5,757)	(783)
Accounts payable	(50,649)	(24,775)
Taxes payable	(16,963)	(9,599)
Other	(9,514)	(15,114)
Net cash provided by (used in) operating activities	532,740	568,807
Investing activities:
Construction expenditures - excluding equity AFUDC	(483,754)	(442,981)
Other	(566)	60
Net cash provided by (used in) investing activities	(484,320)	(442,921)
Financing activities:
Change in short-term debt, net	(76,000)	(142,500)
Dividends paid	(1,233)	(46,153)
Investment from Parent	—	210,000
Proceeds from long-term debt and bonds issued	448,075	514,875
Redemption of bonds and notes	(450,000)	(66)
Repayment of term loan and revolving credit	—	(210,000)
Other	6,633	10,982
Net cash provided by (used in) financing activities	(72,525)	337,138
Net increase (decrease) in cash, cash equivalents, and restricted cash	(24,105)	463,024
Cash, cash equivalents, and restricted cash at beginning of period	103,150	81,851
Cash, cash equivalents, and restricted cash at end of period	$79,045	$544,875
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$163,329	$160,986
Cash payments (refunds) for income taxes	25,244	13,151
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$67,845	$54,078

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenue:
Electric	$594,331	$563,822	$1,350,708	$1,322,414
Natural gas	236,054	195,124	662,402	588,030
Other	11,991	10,444	22,668	19,032
Total operating revenue	842,376	769,390	2,035,778	1,929,476
Operating expenses:
Energy costs:
Purchased electricity	212,391	162,515	450,594	367,925
Electric generation fuel	46,498	56,448	107,142	116,866
Residential exchange	(16,783)	(17,592)	(39,853)	(43,394)
Purchased natural gas	92,452	62,829	269,785	217,844
Unrealized (gain) loss on derivative instruments, net	9,273	(61,276)	(122,648)	(84,278)
Utility operations and maintenance	160,933	150,167	331,233	310,707
Non-utility expense and other	11,842	8,952	24,656	18,370
Depreciation & amortization	164,009	165,803	327,713	374,165
Conservation amortization	25,906	21,901	56,047	55,961
Taxes other than income taxes	86,243	76,837	207,359	187,147
Total operating expenses	792,764	626,584	1,612,028	1,521,313
Operating income (loss)	49,612	142,806	423,750	408,163
Other income (expense):
Other income	11,005	11,427	21,973	22,461
Other expense	(4,538)	(2,350)	(7,692)	(3,860)
Interest charges:
AFUDC	3,974	3,775	8,103	7,361
Interest expense	(62,663)	(62,869)	(125,807)	(125,240)
Income (loss) before income taxes	(2,610)	92,789	320,327	308,885
Income tax (benefit) expense	3,708	14,425	38,564	31,051
Net income (loss)	$(6,318)	$78,364	$281,763	$277,834

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(6,318)	$78,364	$281,763	$277,834
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $953 and $1,184, $1,906 and $2,369, respectively	3,587	4,459	7,175	8,917
Amortization of treasury interest rate swaps to earnings, net of tax of $24 and $26, $50 and $52, respectively	98	96	195	192
Other comprehensive income (loss)	3,685	4,555	7,370	9,109
Comprehensive income (loss)	$(2,633)	$82,919	$289,133	$286,943

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2022	December 31, 2021
Utility plant (at original cost, including construction work in progress of $778,667 and $870,204, respectively):
Electric plant	$11,789,175	$11,535,976
Natural gas plant	5,167,725	5,054,622
Common plant	1,134,290	1,177,598
Less: Accumulated depreciation and amortization	(6,548,632)	(6,416,246)
Net utility plant	11,542,558	11,351,950
Other property and investments:
Other property and investments	78,707	74,602
Total other property and investments	78,707	74,602
Current assets:
Cash and cash equivalents	52,302	50,043
Restricted cash	22,184	46,204
Accounts receivable, net of allowance for doubtful accounts of $42,342 and $34,958, respectively	353,059	402,602
Unbilled revenue	160,166	271,606
Materials and supplies, at average cost	123,075	113,287
Fuel and natural gas inventory, at average cost	89,271	58,129
Unrealized gain on derivative instruments	220,724	128,210
Prepaid expense and other	51,883	46,293
Total current assets	1,072,664	1,116,374
Other long-term and regulatory assets:
Power cost adjustment mechanism	63,134	79,546
Purchased gas adjustment receivable	54,534	57,935
Other regulatory assets	797,867	815,058
Unrealized gain on derivative instruments	58,317	26,197
Operating lease right-of-use asset	179,909	184,957
Other	163,554	162,391
Total other long-term and regulatory assets	1,317,315	1,326,084
Total assets	$14,011,244	$13,869,010

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2022	December 31, 2021
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,485,105	3,485,105
Retained earnings	1,248,437	982,607
Accumulated other comprehensive income (loss), net of tax	(105,771)	(113,141)
Total common shareholder’s equity	4,628,630	4,355,430
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,662,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(38,108)	(39,141)
Total long-term debt	4,785,752	4,784,719
Total capitalization	9,414,382	9,140,149
Current liabilities:
Accounts payable	385,938	451,716
Short-term debt	55,000	140,000
Accrued expenses:
Taxes	110,739	133,406
Salaries and wages	49,236	47,936
Interest	51,957	51,832
Unrealized loss on derivative instruments	53,177	63,309
Operating lease liabilities	21,135	20,398
Other	73,630	62,406
Total current liabilities	800,812	971,003
Other long-term and regulatory liabilities:
Deferred income taxes	1,101,062	1,084,203
Unrealized loss on derivative instruments	10,414	40,965
Regulatory liabilities	910,292	842,920
Regulatory liabilities for deferred income tax	839,355	866,541
Operating lease liabilities	166,238	172,510
Finance lease liabilities	103,778	105,303
Other deferred credits	664,911	645,416
Total long-term and regulatory liabilities	3,796,050	3,757,858
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$14,011,244	$13,869,010

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2020	85,903,791	$859	$3,485,105	$876,401	$(180,956)	$4,181,409
Net income (loss)	—	—	—	199,470	—	199,470
Common stock dividend paid	—	—	—	(52,053)	—	(52,053)
Other comprehensive income (loss)	—	—	—	—	4,554	4,554
Balance at March 31, 2021	85,903,791	$859	$3,485,105	$1,023,818	$(176,402)	$4,333,380
Net income (loss)	—	—	—	78,364	—	78,364
Common stock dividend paid	—	—	—	(44,622)	—	(44,622)
Other comprehensive income (loss)	—	—	—	—	4,555	4,555
Balance at June 30, 2021	85,903,791	$859	$3,485,105	$1,057,560	$(171,847)	$4,371,677
Balance at December 31, 2021	85,903,791	$859	$3,485,105	$982,607	$(113,141)	$4,355,430
Net income (loss)	—	—	—	288,081	—	288,081
Common stock dividend paid	—	—	—	(13,896)	—	(13,896)
Other comprehensive income (loss)	—	—	—	—	3,685	3,685
Balance at March 31, 2022	85,903,791	$859	$3,485,105	$1,256,792	$(109,456)	$4,633,300
Net income (loss)	—	—	—	(6,318)	—	(6,318)
Common stock dividend paid	—	—	—	(2,037)	—	(2,037)
Other comprehensive income (loss)	—	—	—	—	3,685	3,685
Balance at June 30, 2022	85,903,791	$859	$3,485,105	$1,248,437	$(105,771)	$4,628,630

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net Income (loss)	$281,763	$277,834
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	327,713	374,165
Conservation amortization	56,047	55,961
Deferred income taxes and tax credits, net	(12,285)	27,413
Net unrealized (gain) loss on derivative instruments	(122,648)	(84,278)
AFUDC - equity	(13,887)	(12,139)
Production tax credit utilization	—	(45,562)
Other non-cash	(1,299)	(18,068)
Regulatory assets and liabilities	9,939	(50,120)
Purchased gas adjustment	3,401	38,230
Other long term assets and liabilities	(6,523)	(7,850)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	160,983	120,026
Materials and supplies	(9,788)	(2,519)
Fuel and natural gas inventory	(31,142)	(14,825)
Prepayments and other	(5,757)	(783)
Accounts payable	(58,115)	(10,865)
Taxes payable	(22,667)	(5,732)
Other	(3,279)	(15,122)
Net cash provided by (used in) operating activities	552,456	625,766
Investing activities:
Construction expenditures - excluding equity AFUDC	(483,117)	(439,374)
Other	(566)	60
Net cash provided by (used in) investing activities	(483,683)	(439,314)
Financing activities:
Change in short-term debt, net	(85,000)	(142,500)
Dividends paid	(15,933)	(96,675)
Redemption of bonds and notes	—	(66)
Other	10,399	11,359
Net cash provided by (used in) financing activities	(90,534)	(227,882)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(21,761)	(41,430)
Cash, cash equivalents, and restricted cash at beginning of period	96,247	80,721
Cash, cash equivalents, and restricted cash at end of period	$74,486	$39,291
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$115,192	$114,854
Cash payments (refunds) for income taxes	55,131	21,816
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$67,845	$54,078

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
The allowance increased during both periods due to both an increase in the provision combined with a reduction in receivables charged-off during the period. The Ratepayer Assistance and Preservation of Essential Services proclamation issued by the Washington State governor in April 2020 included a moratorium on disconnecting customers, which resulted in a cessation of account receivable write-offs for non-payment. This moratorium ended on September 30, 2021, however, customer disconnects are only performed with approval from the Washington Utilities and Transportation Commission (Washington Commission).
The following table presents the activity in the allowance for credit losses for accounts receivable for the six months ended June 30, 2022 and 2021:

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2022	2021
Allowance for credit losses:
Beginning balance	$34,958	$20,080
Provision for credit loss expense [1]	15,727	18,421
Receivables charged-off	(8,343)	(5,060)
Total ending allowance balance	$42,342	$33,441
_______________
1 $5.1 million and $5.2 million of provision were deferred as cost specific to COVID-19 for the six months ended June 30, 2022 and 2021, respectively.

Tacoma LNG Facility
On February 1, 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations. In December 2019, the Puget Sound Clean Air Agency issued the air quality permit for the facility, and the Pollution Hearings Control Board of Washington State upheld the approval following extended litigation. The Tacoma LNG facility will provide peak-shaving services to PSE’s natural gas customers, and provide LNG as fuel to transportation customers, particularly in the marine market at a lower cost due to the facility's scale.
Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $246.5 million and $244.7 million of non-utility plant and construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of June 30, 2022 and December 31, 2021, respectively. Additionally, $5.4 million and $0.5 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the six months ended June 30, 2022, and June 30, 2021, respectively. Further, $242.0 million and $239.6 million of natural gas plant and construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of June 30, 2022 and December 31, 2021, respectively, as PSE is a regulated entity.

Variable Interest Entities
On April 12, 2017, PSE entered into a power purchase agreement (PPA) with Skookumchuck Wind Energy Project, LLC (Skookumchuck) pursuant to which Skookumchuck would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely renewable energy certificates (RECs) to PSE over a term of 20 years. Skookumchuck commenced commercial operation in November 2020. PSE has no equity investment in Skookumchuck but is Skookumchuck’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that Skookumchuck is a variable interest entity (VIE) and that PSE is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $7.2 million and $9.1 million were recognized in purchased electricity on the Company's consolidated statements of income for the six months ended June 30, 2022 and June 30, 2021, respectively. Additionally, $1.3 million and $2.7 million were included in accounts payable on the Company's balance sheet as of June 30, 2022 and December 31, 2021, respectively.
On May 28, 2020, PSE entered into a PPA with Golden Hills Wind Farm, LLC (Golden Hills) pursuant to which Golden Hills would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely RECs to PSE over a term of 20 years. On April 29, 2022, Golden Hills commenced commercial operations. PSE has no equity investment in Golden Hills but is Golden Hills’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that Golden Hills is a VIE and that PSE is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $4.5 million was recognized in purchased electricity on the Company's consolidated statements of income for the six months ended June 30, 2022. Additionally, $2.5 million was included in accounts payable on the Company's balance sheet as of June 30, 2022.

(2)  New Accounting Pronouncements

Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020). ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company has promissory notes that reference LIBOR. As of June 30, 2022, the Company has not utilized any of the expedients discussed within this ASU; however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months ended June 30, 2022 and June 30, 2021:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30, 2022
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$297,255	$159,200	$—	$456,455
Commercial	226,570	72,275	—	298,845
Industrial	27,711	5,121	—	32,832
Other	4,496	—	—	4,496
Wholesale	24,061	—	—	24,061
Transmission and transportation	10,633	5,088	—	15,721
Miscellaneous	4,019	53	11,991	16,063
Total revenue from contracts with customers	$594,745	$241,737	$11,991	$848,473
Total other revenue[1]	(414)	(5,683)	—	(6,097)
Total operating revenue	$594,331	$236,054	$11,991	$842,376
_____________
1 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30, 2021
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$270,377	$121,124	$—	$391,501
Commercial	206,806	52,896	—	259,702
Industrial	25,843	4,235	—	30,078
Other	4,687	102	—	4,789
Wholesale	27,189	—	—	27,189
Transmission and transportation	9,450	4,869	—	14,319
Miscellaneous	24,079	5,623	10,444	40,146
Total revenue from contracts with customers	$568,431	$188,849	$10,444	$767,724
Total other revenue[1]	(4,609)	6,275	—	1,666
Total operating revenue	$563,822	$195,124	$10,444	$769,390
_____________
1 Total other revenue includes revenues from derivatives, PTC deferral revenue and alternative revenue programs that are not considered revenues from contracts with customers.

The following tables present disaggregated revenue from contracts with customers and other revenue by major source for the six months ended June 30, 2022 and June 30, 2021:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Six Months Ended June 30, 2022
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$713,515	$451,796	$—	$1,165,311
Commercial	483,589	193,254	—	676,843
Industrial	57,784	13,206	—	70,990
Other	9,257	—	—	9,257
Wholesale	37,208	—	—	37,208
Transmission and transportation	21,855	10,534	—	32,389
Miscellaneous	5,169	362	22,703	28,234
Total revenue from contracts with customers	$1,328,377	$669,152	$22,703	$2,020,232
Total other revenue[2]	22,331	(6,750)	—	15,581
Total operating revenue	$1,350,708	$662,402	$22,703	$2,035,813
_____________
1 Other includes $0.1 million of Puget LNG revenues recorded at Puget Energy.
2 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Six Months Ended June 30, 2021
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$671,887	$397,811	$—	$1,069,698
Commercial	436,445	156,283	—	592,728
Industrial	53,376	11,770	—	65,146
Other	10,107	356	—	10,463
Wholesale	50,865	—	—	50,865
Transmission and transportation	18,676	10,030	—	28,706
Miscellaneous	32,479	6,700	19,032	58,211
Total revenue from contracts with customers	$1,273,835	$582,950	$19,032	$1,875,817
Total other revenue[1]	48,579	5,080	—	53,659
Total operating revenue	$1,322,414	$588,030	$19,032	$1,929,476
_____________
1 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	June 30, 2022			December 31, 2021
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$155,126	$43,073	*	$74,829	$85,424
Natural gas derivatives (MMBtus)[3]	319	123,915	20,518	347	79,578	18,850
Total derivative contracts		$279,041	$63,591		$154,407	$104,274
Current		$220,724	$53,177		$128,210	$63,309
Long-term		58,317	10,414		26,197	40,965
Total derivative contracts		$279,041	$63,591		$154,407	$104,274
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
* Electric portfolio derivatives consist of electric generation fuel of 231.7 million British Thermal Units (MMBtu) and purchased electricity of 5.6 million at June 30, 2022, and 238.0 million MMBtus and 8.1 million MWhs at December 31, 2021.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At June 30, 2022
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$279,041	$—	$279,041	$(30,652)	$—	$248,389
Liabilities:
Energy derivative contracts	$63,591	$—	$63,591	$(30,652)	$(2,610)	$30,329

Puget Energy and Puget Sound Energy	At December 31, 2021
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$154,407	$—	$154,407	$(40,833)	$—	$113,574
Liabilities:
Energy derivative contracts	$104,274	$—	$104,274	$(40,833)	$(1,743)	$61,698
_______________
1 All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Classification	2022	2021	2022	2021
Gas for power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$(16,582)	$51,241	$70,291	$52,869
Realized	Electric generation fuel	16,039	2,785	43,130	11,098
Power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	7,309	10,035	52,357	31,409
Realized	Purchased electricity	4,454	6,287	7,045	(7,016)
Total gain (loss) recognized in income on derivatives		$11,220	$70,348	$172,823	$88,360

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2022, approximately 99.4% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 0.6% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of June 30, 2022, PSE had cash posted as collateral of $4.2 million related to contracts executed on the ICE platform, as well as $9.0 million in cash posted as collateral and no letter of credit posted as a condition of transacting on the ICE NGX platform. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended June 30, 2022.

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30, 2022			At December 31, 2021
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$16,686	$—	$16,686	$52,537	$—	$52,537
Requested credit for adequate assurance	8,186	—	—	9,380	—	—
Forward value of contract[3]	2,610	4,228	N/A	1,743	12,782	N/A
Total	$27,482	$4,228	$16,686	$63,660	$12,782	$52,537
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $54.5 million and $53.2 million at June 30, 2022 and December 31, 2021 respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		June 30, 2022		December 31, 2021
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$6,622,901	$6,556,096	$6,170,466	$7,769,896
Long-term debt (variable-rate)	2	34,300	34,300	33,300	33,300
Total liabilities		$6,657,201	$6,590,396	$6,203,766	$7,803,196

Puget Sound Energy		June 30, 2022		December 31, 2021
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,785,752	$4,710,369	$4,784,719	$6,145,639
Total liabilities		$4,785,752	$4,710,369	$4,784,719	$6,145,639
_______________
1 The carrying value includes debt issuances costs of $22.5 million and $22.7 million for June 30, 2022 and December 31, 2021, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $22.1 million and $22.8 million for June 30, 2022 and December 31, 2021, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At June 30, 2022			Fair Value At December 31, 2021
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$135,724	$19,403	$155,127	$68,011	$6,818	$74,829
Natural gas derivative instruments	123,158	756	123,914	79,526	52	79,578
Total assets	$258,882	$20,159	$279,041	$147,537	$6,870	$154,407
Liabilities:
Electric derivative instruments	$29,585	$13,487	$43,072	$35,854	$49,570	$85,424
Natural gas derivative instruments	19,046	1,473	20,519	16,678	2,172	18,850
Total liabilities	$48,631	$14,960	$63,591	$52,532	$51,742	$104,274

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
(Dollars in Thousands)	2022			2021
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(6,010)	$(1,212)	$(7,222)	$(21,170)	$(1,834)	$(23,004)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	4,814	—	4,814	14,690	—	14,690
Included in regulatory assets / liabilities	—	70	70	—	(195)	(195)
Settlements	7,018	271	7,289	132	167	299
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	94	154	248	—	—	—
Balance at end of period	$5,916	$(717)	$5,199	$(6,348)	$(1,862)	$(8,210)

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2022			2021
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(42,752)	$(2,120)	$(44,872)	$(23,718)	$(1,135)	$(24,853)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	43,633	—	43,633	15,510	—	15,510
Included in regulatory assets / liabilities	—	485	485	—	(1,083)	(1,083)
Settlements	4,766	595	5,361	1,860	356	2,216
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	269	323	592	—	—	—
Balance at end of period	$5,916	$(717)	$5,199	$(6,348)	$(1,862)	$(8,210)
_______________
1 Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $4.6 million and $14.8 million for three months ended June 30, 2022 and 2021, respectively.
2 Income Statement locations: Unrealized (gain) loss on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $40.8 million and $15.6 million for six months ended June 30, 2022 and 2021, respectively.

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of June 30, 2022:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$19,403	$(13,487)	Discounted cash flow	Power prices (per MWh)	$33.76	$136.57	$81.03
Natural gas	$756	$(1,473)	Discounted cash flow	Natural gas prices (per MMBtu)	$4.48	$6.36	$5.33
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2021:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$6,818	$49,570	Discounted cash flow	Power prices (per MWh)	$21.88	$119.38	$61.51
Natural gas	$52	$2,172	Discounted cash flow	Natural gas prices (per MMBtu)	$3.65	$7.54	$5.89
___________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of June 30, 2022, and December 31, 2021, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $20.3 million and $17.9 million, respectively.

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
As of June 30, 2022, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and determined that no impairment was needed. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations."

(6) Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees. For employees hired prior to 2014, pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates. Effective January 1, 2014, all new UA represented employees hired or rehired receive annual pay credits of 4.0% of eligible pay each year in the cash balance formula of the defined pension plan. Effective January 1, 2014 for non-represented employees, and December 12, 2014 for employees represented by the IBEW, newly hired or rehired employees receive annual employer contributions of 4.0% of eligible pay each year into the cash balance formula of the defined benefit pension or 401k plan account. PSE also has a non-qualified Supplemental Executive Retirement Plan (SERP) for certain key senior management employees that closed to new participants in 2019. Effective 2019, PSE has an officer restoration benefit for new officers who join PSE or are promoted, such that company contributions under PSE’s applicable tax-qualified plan, which otherwise would have been credited if not for the IRS limitations, are credited at 4.0% of earnings to an account with the Deferred Compensation Plan.
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

The following tables summarize the Company’s net periodic benefit cost for the three and six months ended June 30, 2022 and 2021:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$6,378	$6,733	$139	$115	$55	$41
Interest cost	6,044	5,613	313	293	81	77
Expected return on plan assets	(12,730)	(12,039)	—	—	(99)	(91)
Amortization of prior service cost	—	(476)	72	87	6	2
Amortization of net loss (gain)	1,563	3,072	618	588	(4)	(10)
Net periodic benefit cost	$1,255	$2,903	$1,142	$1,083	$39	$19

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$13,175	$13,444	$279	$229	$109	$82
Interest cost	12,131	11,191	626	586	163	154
Expected return on plan assets	(25,507)	(24,120)	—	—	(198)	(183)
Amortization of prior service cost	—	(952)	145	174	11	3
Amortization of net loss (gain)	3,191	5,901	1,236	1,175	(8)	(20)
Net periodic benefit cost	$2,990	$5,464	$2,286	$2,164	$77	$36

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$6,378	$6,733	$139	$115	$55	$41
Interest cost	6,044	5,613	313	293	81	77
Expected return on plan assets	(12,730)	(12,040)	—	—	(98)	(91)
Amortization of prior service cost	—	(378)	72	87	6	2
Amortization of net loss (gain)	3,734	5,620	662	635	(6)	(14)
Net periodic benefit cost	$3,426	$5,548	$1,186	$1,130	$38	$15

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$13,175	$13,444	$279	$229	$109	$82
Interest cost	12,131	11,191	626	586	163	154
Expected return on plan assets	(25,508)	(24,121)	—	—	(197)	(183)
Amortization of prior service cost	—	(756)	145	174	11	3
Amortization of net loss (gain)	7,540	10,931	1,324	1,271	(11)	(28)
Net periodic benefit cost	$7,338	$10,689	$2,374	$2,260	$75	$28

The following table summarizes the Company’s change in benefit obligation for the periods ended June 30, 2022 and December 31, 2021:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended	Year Ended	Six Months Ended	Year Ended	Six Months Ended	Year Ended
(Dollars in Thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Change in benefit obligation:
Benefit obligation at beginning of period	$834,960	$849,383	$43,155	$46,742	$11,654	$12,114
Amendments	—	—	—	—	—	205
Service cost	13,175	26,888	279	456	109	155
Interest cost	12,131	22,381	626	1,183	163	302
Actuarial loss (gain)	(1,440)	(6,826)	—	828	—	(514)
Benefits paid	(24,948)	(55,831)	(990)	(6,054)	(452)	(803)
Medicare part D subsidy received	—	—	—	—	—	195
Administrative Expense	—	(1,035)	—	—	—	—
Benefit obligation at end of period	$833,878	$834,960	$43,070	$43,155	$11,474	$11,654

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2022, are expected to be at least $18.0 million, $2.8 million and $0.3 million, respectively. The Company contributed $1.0 million to fund the SERP during the six months ended June 30, 2022 and 2021. The Company contributed an immaterial amount to fund the other postretirement plans.

(7) Regulation and Rates

General Rate Case
PSE filed a general rate case (GRC) which includes a three year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three-rate years. PSE requested an overall rate of return of 7.39% in 2023; 7.44% in 2024; and 7.49% in 2025. The filing requests recovery of forecasted plant additions through 2022 as required by Revised Code of Washington 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan. The Washington Commission issued a procedural schedule and the case is pending. The Company cannot predict the outcome of the case at this time.
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

On July 30, 2021, the IRS issued a Private Letter Ruling (PLR) to PSE which concluded that in the 2019 GRC the Washington Commission’s methodology for reversing plant-related excess deferred income taxes was an impermissible methodology under the IRS normalization and consistency rules. The PLR required adjustments to PSE's rates to bring PSE back into compliance with IRS rules. Accordingly, on September 28, 2021, the Washington Commission issued an order amending their order previously issued on July 8, 2020, to correct for items which were determined to be impermissible under IRS normalization and consistency rules as detailed in the PLR. To reflect the impact of the PLR, PSE recorded a regulatory asset and additional revenues of $24.5 million in its operating results through December 31, 2021. The annualized overall rate impact was an increase of $15.8 million, or 0.7%, for electric and $3.1 million, or 0.3%, for natural gas for a total of $18.9 million with rates effective October 1, 2021. This led to a combined annualized net increase to electric rates of $77.1 million, or 3.7%, an increase of $17.5 million above the $59.6 million granted in the revised final order. The order also led to a combined annualized net increase to natural gas rates of $45.3 million, or 5.9%, an increase of $2.4 million above the $42.9 million granted in the revised final order. The Washington Commission maintained adjustments that mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $48.3 million, or 2.3%, and the natural gas increase to $4.9 million, or 0.6%.

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
On June 30, 2022, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2022 electric or natural gas decoupling revenue. At June 30, 2021, the analysis estimated $0.8 million of electric deferred revenue not to be collected within 24 months of the annual period in 2021; therefore, a reserve adjustment was booked to 2021 electric decoupling revenue. At June 30, 2021, natural gas deferred revenue was estimated to be collected within 24 months of the annual period in 2021; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.

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

For the six months ended June 30, 2022, in its PCA mechanism, PSE under recovered its allowable costs by $26.6 million of which $4.8 million was apportioned to customers and $0.6 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $30.5 million for the six months ended June 30, 2021, of which $6.7 million was apportioned to customers and accrued $0.7 million of interest on the total deferred customer balance.

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
Additionally, PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2021. During 2021, actual power costs were higher than baseline power costs; thereby, creating an under-recovery of $68.0 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $31.3 million of the under-recovered amount, and customers were responsible for the remaining $36.7 million, or $38.4 million including interest. On April 29, 2022, PSE filed a 2021 PCA report with the Washington Commission that proposes to recover the deferred balance for 2021 PCA period by keeping the current rates and allowing recovery from January 1, 2023 through November 30, 2023.

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

The following table presents the PGA mechanism balances and activity at June 30, 2022 and December 31, 2021:

Puget Sound Energy
(Dollars in Thousands)	At June 30,	At December 31,
PGA receivable balance and activity	2022	2021
PGA receivable beginning balance	$57,935	$87,655
Actual natural gas costs	263,404	364,775
Allowed PGA recovery	(267,514)	(396,236)
Interest	709	1,741
PGA receivable ending balance	$54,534	$57,935

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get to Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. At June 30, 2022 and December 31, 2021, PSE deferred $9.2 million and $6.6 million of depreciation expense for GTZ, respectively. In addition to the deferral of depreciation expense, PSE had also requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the Company’s currently authorized after tax rate of return, or 6.89%. The ruling authorized PSE to amortize deferred GTZ expenses as proposed in the original GRC filing. The ruling also allows continued deferral of the depreciation expense associated with GTZ investments not already approved for recovery with a book life of 10 years or less, through PSE's then-next GRC, which PSE filed on January 31, 2022, and is currently pending. Finally, the final order set the rate at which PSE could defer and recover carrying charges from PSE’s authorized rate of return to the quarterly interest rate established by the FERC.

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective electric and natural gas service tariffs. The purpose of this filing was to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP-1) (dockets UE-200331 and UG-200332), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP-1 would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program made available $11.0 million in unspent low income funds from prior years, therefore resulting in no rate impact, and supplemented other forms of financial assistance. CACAP-1 ran from April 13, 2020, to September 30, 2020.
On March 28, 2021, the Washington Commission approved PSE’s CACAP-2 (dockets UE-210137 and UG-210138). With a program budget of $20.0 million for electric customers and $7.7 million for natural gas customers, CACAP-2, which ran from April 12, 2021, to March 29, 2022, would provide up to $2,500 in bill assistance in arrearages per year for each qualifying low-income household.
On October 15, 2021, PSE submitted for the Washington Commission’s review and approval a Supplemental CACAP (dockets UE-210792 and UG-210793) filing to continue assistance for PSE customers facing financial hardship due to COVID-19. The Washington Commission approved the Supplemental CACAP program to be effective on November 15, 2021. The Supplemental CACAP would utilize carry-over funds not expended in any prior years under PSE’s Schedule 129 Home Energy Lifeline Program (HELP), with a combined total budget of $34.5 million for both electric and natural gas residential customers (capped at $23.7 million and $10.8 million, respectively). Supplemental CACAP benefits would cover a qualifying residential customer’s past due balance, up to $2,500. PSE applied the Supplemental CACAP benefits automatically, with an opt-out option, in December 2021.

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the six months ended June 30, 2022, PSE incurred $6.7 million in weather-related electric transmission and distribution system restoration costs, of which $0.1 million was deferred as regulatory assets related to storms that occurred in 2021. This compares to $23.6 million incurred in weather-related electric transmission and distribution system restoration costs for the six months ended June 30, 2021, of which the Company deferred $13.6 million and $0.2 million as regulatory assets related to storms that occurred in 2021 and 2020, respectively. Under the 2017 GRC Order, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

(8) Commitments and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025 as part of the 2019 GRC. The 2017 GRC repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4.
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
On May 19, 2021, PSE along with the Colstrip owners, Avista Corporation, PacifiCorp and Portland General Electric Company filed a lawsuit against the Montana Attorney General challenging the constitutionality of Senate Bill 266. On October 13, 2021, the United States District Court for the District of Montana issued a preliminary injunction finding it likely that Senate Bill 266 unconstitutionally violates the Commerce Clause and Contract Clause of the United States Constitution. Since then, a motion for summary judgment was filed requesting a permanent injunction against enforcement of Senate Bill 266. As of June 30, 2022, the Company is not able to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

Other Commitments and Contingencies
There have been no material changes to the contractual obligations and consolidated commercial commitments disclosed in Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

(9)  Leases

As of June 30, 2022, there have been no material changes regarding the Company's leases. For further information, see Part II, Item 8, Note 9, "Leases" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021

(10) Other

Long-Term Debt
On June 14, 2021, Puget Energy issued $500.0 million of senior secured notes at an interest rate of 2.379%. The notes mature on June 15, 2028, and pay interest semi-annually on June 15 and December 15. Proceeds from the issuance of the notes were invested in short-term money market funds, and then used to repay the Company’s $500.0 million 6.00% notes that matured on September 1, 2021.
On June 23, 2021, Puget Energy received an equity contribution from Puget Equico, LLC, Puget Energy’s parent company. The proceeds from the equity contribution were used to pay off Puget Energy’s $210.0 million term loan.
On September 15, 2021, PSE issued $450.0 million of senior secured notes at an interest rate of 2.893%. The notes mature on September 15, 2051, and pay interest semi-annually on March 15 and September 15 of each year. The proceeds from the issuance were used for repayment of commercial paper as well as general corporate purposes.
On March 17, 2022, Puget Energy issued $450.0 million of senior secured notes at an interest rate of 4.224%. The notes mature on March 15, 2032, and pay interest semi-annually on March 15 and September 15 of each year. Proceeds from the issuance of the notes were invested in short-term money market funds, and then used to repay Puget Energy's $450.0 million 5.625% notes that were originally scheduled to mature July 2022.
On April 28, 2022, Puget Energy redeemed the $450.0 million 5.625% senior secured notes due July 2022 and paid related expenses for a total redemption price of $457.2 million, which includes repayment of the $450.0 million principal amount and $7.2 million of accrued interest expense.

Short-Term Debt
As of June 30, 2022, no amount was drawn under PSE's credit facility and $55.0 million was outstanding under the commercial paper program at PSE.
For further information, see Part II, Item 8, Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Credit Facilities
On May 16, 2022, Puget Energy entered into an $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the Secured Overnight Funding Rate (SOFR), as the LIBOR is being discontinued in 2023. The proceeds of the PE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. As of June 30, 2022, $43.3 million was drawn and outstanding under the facility, of which $34.3 million was classified as long-term debt and $9.0 million was classified as short-term debt.
On May 16, 2022, PSE entered into an $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the SOFR, as the LIBOR is being discontinued in 2023. The proceeds of the PSE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. As of June 30, 2022, no amount was drawn under PSE's credit facility.
For further information, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for period ended June 30, 2022 compared to 2021. For discussion related to the results of operations and changes in financial condition for period ended June 30, 2021 compared to 2020 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended June 30, 2021, Form 10-Q, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2021. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the U.S. Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations, including the Coronavirus disease 2019 (COVID-19) pandemic.

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
Due to business disruptions caused by the COVID-19 pandemic, the Company incurred increased costs and partially offset cost savings. On September 3, 2020, the Company filed an accounting petition with the Washington Commission, requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. On November 6, 2020, PSE filed a revised petition which was approved on December 10, 2020 by the Washington Commission granting PSE's accounting petition in part by allowing the deferral of COVID-19 incremental costs and foregone revenue net of offsets. As of June 30, 2022, PSE deferred $28.7 million specific to COVID-19 net of offsets.
On March 27, 2020, the U.S. Government enacted the CARES Act, which provided approximately $2 trillion of economic relief and stimulus to support the national economy during the COVID-19 pandemic. This package included support for individuals, large corporations, small business, and health care entities, among other affected groups. Among other provisions, the CARES Act includes modifications to corporate income tax provisions, including temporary suspension of certain payment requirements for the employer portion of social security taxes. As a result of these modifications, the Company deferred payroll taxes totaling $6.8 million as of June 30, 2022.
Further detail regarding the factors and trends affecting performance of the Company during the six months ended June 30, 2022, is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

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

General Rate Case
PSE filed a general rate case (GRC) which includes a three year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three-rate years. PSE requested an overall rate of return of 7.39% in 2023; 7.44% in 2024; and 7.49% in 2025. The filing requests recovery of forecasted plant additions through 2022 as required by Revised Code of Washington 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan. The Washington Commission issued a procedural schedule and the case is pending. The Company cannot predict the outcome of the case at this time.
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
On July 30, 2021, the IRS issued a PLR to PSE which concluded that the Washington Commission’s methodology for reversing plant-related excess deferred income taxes was an impermissible methodology under the IRS normalization and consistency rules. On September 28, 2021, the Washington Commission issued an order amending its order previously issued on July 8, 2020 to correct for items which were determined to be impermissible under IRS normalization and consistency rules as detailed in the PLR. To reflect the impact of the PLR, PSE recorded a regulatory asset and additional revenues of $24.5 million in its operating results through December 31, 2021. The annualized overall rate impact for this element was an increase of $15.8 million, or 0.7%, for electric and $3.1 million, or 0.3%, for natural gas for a total of $18.9 million with rates effective October 1, 2021. This led to an overall annualized net increase to electric rates of $77.1 million, or 3.7%, an increase of $17.5 million above the $59.6 million granted in the revised final order. The order also led to an overall annualized net increase to natural gas rates of $45.3 million, or 5.9%, an increase of $2.4 million above the $42.9 million granted in the revised final order. The Washington Commission maintained adjustments that mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $48.3 million, or 2.3%, and the natural gas increase to $4.9 million, or 0.6%.

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
On June 30, 2022, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for U.S. Generally Accepted Accounting Principles (GAAP) purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2022 electric or natural gas decoupling revenue. At June 30, 2021, the analysis estimated $0.8 million of electric deferred revenue not to be collected within 24 months of the annual period in 2021; therefore, a reserve adjustment was booked to 2021 electric decoupling revenue. Whereas, at June 30, 2021, natural gas deferred revenue was estimated to be collected within 24 months of the annual period in 2021; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.
The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
May 1, 2022[2]	(1.0)%	$(23.5)
May 1, 2021[3]	1.0	21.4
January 1, 2021	(1.0)	(20.6)
October 15, 2020[4]	(0.5)	(10.2)
May 1, 2020	0.2	2.0
Natural Gas:
May 1, 2022	(0.7)%	$(7.4)
May 1, 2021	1.5	15.0
May 1, 2020	(0.5)	(4.8)
__________________
1 For electric and natural gas rates effective May 1, 2022, May 1, 2021 and May 1, 2020, there were no excess earnings that impacted the approved revenue change.
2 For the electric rates effective May 1, 2022, there was $8.0 million of excess deferred revenues for delivery and fixed power costs which could not be set in rates until May 1, 2023 due to the 3% rate cap.
3 For the electric rates effective May 1, 2021, there was $24.1 million of excess deferred revenues for delivery and fixed power costs which could not be set in rates until May 1, 2022 due to the 3% rate cap.
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
For the six months ended June 30, 2022, in its PCA mechanism, PSE under recovered its allowable costs by $26.6 million of which $4.8 million was apportioned to customers and $0.6 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $30.5 million for the six months ended June 30, 2021, of which $6.7 million was apportioned to customers and $0.7 million of interest was accrued on the total deferred customer balance.

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
Additionally, PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2021. During 2021, actual power costs were higher than baseline power costs; thereby, creating an under-recovery of $68.0 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $31.3 million of the under-recovered amount, and customers were responsible for the remaining $36.7 million, or $38.4 million including interest. On April 29, 2022, PSE filed a 2021 PCA report with the Washington Commission that proposes to recover the deferred balance for 2021 PCA period by keeping the current rates and allowing recovery from January 1, 2023 through November 30, 2023.
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

The following table presents the PGA mechanism balances and activity at June 30, 2022 and December 31, 2021:

(Dollars in Thousands)	June 30,	December 31,
PGA receivable balance and activity	2022	2021
PGA receivable beginning balance	$57,935	$87,655
Actual natural gas costs	263,404	364,775
Allowed PGA recovery	(267,514)	(396,236)
Interest	709	1,741
PGA receivable ending balance	$54,534	$57,935

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

Other Proceedings
Voluntary Long-Term Renewable Energy
PSE offers Green Direct to larger customers (aggregated annual loads greater than 10,000-megawatt hours (MWh)) and government customers. The initial resource option offered under this rate schedule is a new wind generation facility with the capacity of approximately 136.8 MW, which went into operation on November 7, 2020. The project is fully subscribed and the twenty-one customers under phase 1 of the program began taking service in November 2020.
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

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective electric and natural gas service tariffs. The purpose of this filing was to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP-1) (dockets UE-200331 and UG-200332), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP would allow PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program made available $11.0 million in unspent low income funds from prior years, therefore resulting in no rate impact, and supplemented other forms of financial assistance. CACAP-1 ran from April 13, 2020, to September 30, 2020.
On March 28, 2021, the Washington Commission approved PSE’s CACAP-2 (dockets UE-210137 and UG-210138). With a program budget of $20.0 million for electric customers and $7.7 million for natural gas customers, CACAP-2, which ran from April 12, 2021, to March 29, 2022, would provide up to $2,500 in bill assistance in arrearages per year for each qualifying low-income household.
On October 15, 2021, PSE submitted for the Washington Commission’s review and approval a Supplemental CACAP (dockets UE-210792 and UG-210793) filing to continue assistance for PSE customers facing financial hardship due to COVID-19. The Washington Commission approved the Supplemental CACAP program to be effective on November 15, 2021. The Supplemental CACAP would utilize carry-over funds not expended in any prior years under PSE’s Schedule 129 Home Energy Lifeline Program (HELP), with a combined total budget of $34.5 million for both electric and natural gas residential customers (capped at $23.7 million and $10.8 million, respectively). Supplemental CACAP benefits would cover a qualifying residential customer’s past due balance, up to $2,500. PSE applied the Supplemental CACAP benefits automatically, with an opt-out option, in December 2021.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three months and six months ended June 30, 2022 and June 30, 2021.

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

The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating income (loss)	$49,612	$142,806	$423,750	$408,163
Electric operating revenue	594,331	563,822	1,350,708	1,322,414
Purchased electricity	(212,391)	(162,515)	(450,594)	(367,925)
Electric generation fuel	(46,498)	(56,448)	(107,142)	(116,866)
Residential exchange	16,783	17,592	39,853	43,394
Utility electric margin (non-GAAP)	$352,225	$362,451	$832,825	$881,017
Natural gas operating revenue	236,054	195,124	662,402	588,030
Purchased natural gas	(92,452)	(62,829)	(269,785)	(217,844)
Utility natural gas margin (non-GAAP)	$143,602	$132,295	$392,617	$370,186
Other operating revenue	11,991	10,444	22,668	19,032
Unrealized gain (loss) on derivative instruments, net	(9,273)	61,276	122,648	84,278
Utility operation and maintenance	(160,933)	(150,167)	(331,233)	(310,707)
Non-utility expense and other	(11,842)	(8,952)	(24,656)	(18,370)
Depreciation and amortization	(189,915)	(187,704)	(383,760)	(430,126)
Taxes other than income taxes	(86,243)	(76,837)	(207,359)	(187,147)
Operating income (loss)	$49,612	$142,806	$423,750	$408,163

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended June 30, 2021 and 2022:

Electric Margin
Three Months Ended
2021 to 2022 comparison
$ (Millions)
425
400
375
350
325
$362.5
$48.6
$(6.6)
$(14.0)
$1.6
$0.8
$(49.9)
$10.0
$(0.8)
$352.2
2021 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue*
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2022 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended June 30, 2021 Compared to 2022
Electric Operating Revenue
Electric operating revenues increased $30.4 million from the prior year primarily due to an increase in electric retail sales of $48.6 million and an increase in other decoupling revenue of $1.6 million; partially offset by a decrease in decoupling revenue of $14.0 million and a decrease in sales to other utilities of $6.6 million. These items are discussed in detail below.
•Electric retail sales increased $48.6 million due to an increase of $30.5 million in rates compared to the prior year and an increase of $18.1 million from an increase in retail electricity usage of 3.3%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent PCORC effective July 1, 2021. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes. The increase in retail usage was due to an increase in residential and commercial usage of 5.5% and 1.2%, respectively. Residential usage increased due to an increase in heating degree days of 52.8% due to lower than normal temperatures in three months ended June 30, 2022. The increase in commercial usage was also driven by employees returning to work after business shut downs and lack of staffing in 2021 due to COVID-19.
•Sales to other utilities decreased $6.6 million due to lower sales volume of 33.9%, which were the result of decreased volume from PSE's gas-fired generation of 64.2%, driven by decreased value in the market. The decrease was partially offset by a 14.1% increase in price of market sales driven by an increase in natural gas prices nationwide following constrained supply along with increased demand from overseas markets.

•Decoupling revenue decreased $14.0 million primarily attributable to a $4.3 million and $9.7 million decrease in delivery and fixed production cost deferral revenues, respectively. This was driven mainly by lower allowed revenue per customer, for both delivery and fixed production costs. This resulted in allowed revenues being lower than actual decoupling deferral revenues by a greater margin in the current year compared to the prior year.
•Other decoupling revenue increased $1.6 million primarily due to decreased amortization of prior year undercollections driven by decreased amortization rates. Additionally, the amortization of prior year overcollections from residential customers began in May 2022, which further increased other decoupling revenue.

Electric Power Costs
Electric power costs increased $40.7 million primarily due to an increase of $49.9 million of purchased electricity costs which was partially offset by a decrease of electric generation fuel costs of $10.0 million. These items are discussed in detail below.
•Purchased electricity expense increased $49.9 million due to a 30.6% increase in wholesale electricity purchase volumes, which was driven by load and a decrease in gas-fired generation of 64.2% resulting from lower market heat rates as gas prices increased at a higher rate than power prices.
•Electric generation fuel decreased $10.0 million primarily due to a $13.1 million decrease in combustion turbine (CT) generation fuel costs as CT production decreased 64.2% driven by lower market heat rates, and was partially offset by 105.6% higher unit production costs due to higher natural gas prices, as discussed above in sales to other utilities. Additionally, the decrease was partially offset by an increase in Colstrip 3&4 variable fuel expense of $3.1 million.

The following chart displays the details of PSE's electric margin changes for the six months ended June 30, 2021 and 2022:

Electric Margin
Six Months Ended
2021 to 2022 comparison
$ (Millions)
1,000
950
900
850
800
$881.0
$92.9
$(10.0)
$(9.6)
$(8.0)
$(37.0)
$(82.7)
$9.7
$(3.5)
$832.8
2021 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue*
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2022 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six Months Ended June 30, 2021 Compared to 2022
Electric Operating Revenue
Electric operating revenues increased $28.3 million from the prior year primarily due to an increase in electric retail sales of $92.9 million; partially offset by decreases in transportation and other revenues of $37.0 million, sales to other utilities of $10.0 million, decoupling revenue of $9.6 million, and other decoupling revenue of $8.0 million.
•Electric retail sales increased $92.9 million due to an increase of $71.9 million in rates compared to the prior year and an increase of $21.0 million from an increase in retail electricity usage of 1.8%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent PCORC effective July 1, 2021. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes. The increase in retail usage was due to an increase in commercial and residential usage of 2.5% and 1.5%, respectively. The increase in commercial usage was driven by employees returning to work after business shut downs and lack of staffing in 2021 due to COVID-19. Residential usage increased due to an increase in heating degree days of 14.8% due to lower than normal temperatures in the six months ended June 30, 2022.
•Sales to other utilities decreased $10.0 million due to lower sales volume of 30.6%, which were the result of decreased volume from PSE's gas-fired generation of 50.9%, driven by decreased value in the market. The decrease was partially offset by a 13.8% increase in price of market sales driven by an increase in natural gas prices nationwide following constrained supply along with increased demand from overseas markets.

•Decoupling revenue decreased $9.6 million primarily attributable to a $9.3 million decrease in FPC deferral revenues. This was driven mainly by lower allowed revenue per customer, for fixed production costs. This resulted in allowed revenues being lower than actual decoupling deferral revenues by a greater margin in the current year compared to the prior year.
•Other decoupling revenue decreased $8.0 million primarily due to a $4.2 million decrease related to GAAP alternative revenue program recognition guidelines. As of the six months ended June 30, 2021, there were $8.0 million of deferred 2020 GAAP alternative decoupling revenues that were recognized, which was partially offset by $0.8 million in deferred 2021 GAAP alternative decoupling revenues. As of the six months ended June 30, 2022, there were $3.0 million of deferred 2021 GAAP alternative decoupling revenues that were recognized. Additionally, other decoupling revenue decreased $3.8 million due to decreased amortization of prior year undercollections and the amortization of prior year overcollections beginning in May 2022.
•Transportation and other revenue decreased $37.0 million primarily due to no production tax credit (PTC) deferral revenue for the re-purpose of the PTCs in 2022 compared to $45.6 million in 2021 and a decrease of $24.5 million related to the IRS PLR which includes revenue recognition in 2021 and amortization of the PLR to offset recovery through rates in 2022, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report. The decreases were partially offset by an increase in net wholesale non-core gas sales of $33.9 million due to a $102.4 million increase in sales driven by a 55.8% increase in natural gas sales volume at an average price that was 94.6% higher in 2022 compared to 2021. The increase in non-core gas sales was partially offset by a $68.6 million increase in the cost of the natural gas sold, which was due to higher volume and a 94.0% increase on the average price of non-core gas purchases that were then sold.

Electric Power Costs
Electric power costs increased $76.5 million primarily due to an increase of $82.7 million of purchased electricity costs and a decrease of $3.5 million of residential exchange credits; this was partially offset by a decrease of electric generation fuel costs of $9.7 million. These items are discussed in detail below.
•Purchased electricity expense increased $82.7 million due to a 20.8% increase in wholesale electricity purchase volumes driven by load, decreased gas-fired generation of 50.9% caused by lower market heat rates as gas prices increased at a higher rate than power prices, and a 1.5% increase in average wholesale purchase prices.
•Electric generation fuel decreased $9.7 million due to a $13.9 million decrease in CT generation fuel costs as CT production decreased 50.9% driven by lower market heat rates and was partially offset by 73.9% higher unit production costs due to higher natural gas prices, as discussed above in sales to other utilities. Additionally, the decrease was partially offset by an increase in Colstrip 3&4 variable fuel expense of $4.2 million.
•Residential Exchange credits decreased by $3.5 million due to a 0.4% change to the amount of credits to be passed back to customers effective November 1, 2021, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report; this was partially offset by an increase in residential usage of 1.5% as discussed above in electric retail sales.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended June 30, 2021 and 2022:

Natural Gas Margin
Three Months Ended
2021 to 2022 comparison
$ (Millions)
150
140
130
120
$132.3
$58.2
$(16.8)
$(1.2)
$0.7
$(29.6)
$143.6
2021 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2022 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended June 30, 2021 Compared to 2022
Natural Gas Operating Revenue
Natural gas operating revenue increased $40.9 million primarily due to an increase of $58.2 million in total retail sales; partially offset by a decrease of $16.8 million in decoupling revenue and a decrease of $1.2 million in other decoupling revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $58.2 million primarily due to a $55.8 million increase due to an increase in natural gas load of 29.4% and an increase in rates of $2.3 million. The increase in load is driven by an increase of residential and commercial usage of 31.1% and 28.6%, respectively. Residential usage increased due to an increase in heating degree days of 52.8% due to lower than normal temperatures in 2022. The increase in commercial usage was also driven by employees returning to work after business shut downs and lack of staffing in 2021 due to COVID-19. The increase in rates is due to the PGA increase effective November 1, 2021 and the tariffs effective October 1, 2020 filed pursuant to the Company's 2019 GRC. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes.

•Decoupling revenue decreased $16.8 million primarily attributable to increased usage in the current period compared to the same period in 2021, as noted above in the retail revenue section. This resulted in actual natural gas revenues being higher than allowed natural gas revenues in the current period, whereas in the same period in 2021, actual revenues were lower than allowed revenues.
•Other decoupling revenue decreased $1.2 million due to an increase in current period amortization of prior year decoupling revenues compared to the same period in 2021. This is attributable to increased usage in the current period, which increases the rate at which deferral revenues are recovered from customers.

Natural Gas Energy Costs
•Purchased natural gas expense increased $29.6 million due to an increase in the PGA rates in November 2021 and an increase in natural gas usage of 29.4% as stated in the natural gas retail sales section above.

The following chart displays the details of PSE's natural gas margin changes for the six months ended June 30, 2021 and 2022:

Natural Gas Margin
Six Months Ended
2021 to 2022 comparison
500
400
300
$ (Millions)
$370.2
$92.4
$(14.0)
$(6.8)
$2.7
$(51.9)
$392.6
2021 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2022 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six Months Ended June 30, 2021 Compared to 2022
Natural Gas Operating Revenue
Natural gas operating revenue increased $74.4 million primarily due to an increase of $92.4 million in total retail sales and a $2.7 million increase in transportation and other revenue; partially offset by a decrease of $14.0 million in decoupling revenue and a decrease of $6.8 million in other decoupling revenue. These items are discussed in detail below.

•Natural gas retail sales revenue increased $92.4 million primarily due to a $49.5 million increase due to an increase in natural gas load of 8.2% and an increase in rates of $42.9 million. The increase in load is driven by an increase of commercial and residential usage of 12.9% and 6.2%, respectively. Residential usage increased due to an increase in heating degree days of 14.8% due to lower than normal temperatures in 2022 in the six months ended June 30, 2022. The increase in commercial usage was driven by employees returning to work after business shut downs and lack of staffing in 2021 due to COVID-19. The increase in rates is due to the PGA increase effective November 1, 2021, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes.
•Decoupling revenue decreased $14.0 million primarily attributable to increased usage in the current period compared to the same period in 2021, as noted above in the retail revenue section. This resulted in actual natural gas revenues being higher than allowed natural gas revenues in the current period, whereas in the same period in 2021, actual revenues were lower than allowed revenues.
•Other decoupling revenue decreased $6.8 million due to an increase in current period amortization of prior year revenues compared to the same period in 2021. This is attributable to increased usage in the current period as well as increased amortization rates, both of which increase the rate at which deferral revenues are recovered from customers.
•Transportation and other revenue increased $2.7 million primarily due to LNG return deferral revenue of $8.6 million in 2022; partially offset by a decrease of $5.9 million related to the IRS PLR which included revenue recognition in 2021 and amortization of the PLR to offset recovery through rates in 2022, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report.

Natural Gas Energy Costs
•Purchased natural gas expense increased $51.9 million due to an increase in the PGA rates in November 2021 and an increase in natural gas usage of 8.2% as stated in the natural gas retail sales section above.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended June 30, 2021 and 2022:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2021 to 2022 comparison

550
500
450
400
$ (Millions)
$426.8
$70.5
$10.8
$2.9
$2.2
$9.4
$2.6
$(0.4)
$(10.7)
$514.1
2021 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2022 Expenses (Income)

Three Months Ended June 30, 2021 Compared to 2022

•Net unrealized (gain) loss on derivative instruments decreased $70.5 million to a net loss of $9.3 million for the three months ended June 30, 2022. The primary driver was the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices decreased 13.2% resulting in a $4.6 million loss for electric. Natural gas prices decreased 29.4% resulting in a $54.6 million loss for natural gas. The other driver related to the net settlements of electric trades previously recorded as $1.8 million in loss and of natural gas trades previously recorded at a $13.3 million in gain. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" to the consolidated financial statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $10.8 million primarily due to increases in the following: (i) $6.2 million of wind turbine maintenance at Lower Snake River and Wild Horse due to more contracted replacement of minor items which were expensed in 2022 as compared to 2021, (ii) $2.9 million of administrative and general expenses due to employees returning to work, resumed travel and higher IT costs, and (iii) $2.5 million in higher storm related overhead line work. These increases were partially offset by a decrease of $2.8 million of Colstrip maintenance expense.
•Non-utility expense and other expense increased $2.9 million primarily due to an increase of $1.6 million related to biogas purchase expense and an increase for the long-term incentive plan of $1.3 million due to estimated performance results, as compared to the prior year.

•Depreciation and amortization expense increased $2.2 million due to: (i) conservation amortization increased by $4.0 million due to an increase in conservation rider rates effective May 1, 2022, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report, (ii) common general plant depreciation increased a net of $2.3 million or 35.1% from 2021 primarily due to $42.2 million in net additions of AMI communication equipment, (iii) natural gas distribution depreciation increased $1.2 million or 3.8% from 2021 primarily due to $190.3 million in net additions in natural gas distribution assets and (iv) electric distribution depreciation increased a net of $1.5 million or 3.8% from 2021 due to $212.5 million in net additions of electric distribution assets. The increases were partially offset by: (i) common amortization decreased by $6.2 million, which was primarily driven by $50.2 million in net retirements of 3 to 5 year life common technology assets and (ii) natural gas amortization decreased by $1.8 million driven by $1.6 million of LNG depreciation expense deferral.
•Taxes other than income taxes increased $9.4 million primarily due to an increase of $4.2 million in municipal taxes and a $4.2 million increase in state excise tax, both of which were driven by the increase in retail revenue in 2022 as compared to 2021.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $2.6 million primarily driven by a $1.0 million increase in the North American Electric Reliability Corporation (NERC) standards compliance loss reserve in 2022 as compared to 2021.
•Income tax expense decreased $10.7 million primarily driven by a decrease in pre-tax book income.

The following chart displays the details of PSE's operating expenses and other income (deductions) for the six months ended June 30, 2021 and 2022:

Other Operating Expenses and Other Income (Deductions)
Six Months Ended
2021 to 2022 comparison

$ (Millions)
1,050
1,000
950
900
$992.4
$(38.4)
$20.5
$6.3
$(46.4)
$20.2
$4.4
$(0.2)
$7.5
$966.3
2021 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2022 Expenses (Income)

Six Months Ended June 30, 2021 Compared to 2022

•Net unrealized (gain) loss on derivative instruments decreased $38.4 million to a net gain of $122.7 million for the six months ended June 30, 2022. The primary driver was the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices increased 6.6% resulting in $35.0 million in gain for electric. Natural gas prices increased 4.9% resulting in $49.5 million in gain for natural gas. These gains were offset by the net settlement of electric trades previously recorded as $14.1 million in gain and natural gas trades previously recorded as $32.0 million in gain. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" to the consolidated financial statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $20.5 million primarily due to increases in the following: (i) $7.6 million of administrative and general expenses due to employees returning to work, resumed travel and higher IT costs, (ii) $5.5 million of turbine maintenance at Lower Snake River and Wild Horse due to more contracted replacement of minor items which were expensed in 2022 as compared to 2021, (iii) $3.2 million in regulatory commission and GRC expense, (iv) $2.6 million of pension related expenses and (v) $2.2 million in higher software related expenses. These increases were partially offset by decreases of $3.9 million due to fewer storm events in 2022.
•Non-utility expense and other expense increased $6.3 million primarily due to an increase of $3.3 million related to biogas purchase expense and an increase for the long-term incentive plan of $2.8 million due to estimated performance results, as compared to the prior year.

•Depreciation and amortization expense decreased $46.4 million due to: (i) electric amortization decreased by $43.3 million, which was primarily driven by $45.5 million less PTC amortization in 2022 as PSE fully utilized its PTC balance in 2021, (ii) common amortization decreased by $12.2 million, primarily driven by $50.2 million in net retirements of 3 to 5 year lived common technology assets and (iii) natural gas amortization decreased by $2.6 million, primarily driven by $2.4 million of LNG depreciation expense deferral. The decreases were partially offset by (i) common general plant depreciation increased a net of $3.8 million or 27.8% from 2021 primarily due to $42.2 million in net additions of AMI communication equipment, (ii) electric distribution depreciation increased a net of $2.8 million, primarily due to $212.5 million in net additions of electric distribution assets and (iii) natural gas distribution depreciation increased $2.7 million, primarily due to $190.3 million in net additions in natural gas distribution assets.
•Taxes other than income taxes increased $20.2 million primarily due to a $9.9 million increase related to municipal taxes, an increase of $7.5 million related to the state excise tax driven by the increase in retail revenue in 2022 as compared to 2021, and a $1.7 million increase related to property taxes.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $4.4 million primarily driven by a $1.8 million increase in the NERC standards compliance loss reserve and an additional $1.2 million in advertising expense in 2022 as compared to 2021.
•Income tax expense increased $7.5 million primarily driven by an increase in pre-tax book income of $6.4 million.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended June 30, 2021 and 2022 is as follows:

PE Summary Results of Operation
Three Months Ended
2021 to 2022 comparison

100
50
0
-50
$ (Millions)
$55.2
$(84.7)
$(5.2)
$(0.4)
$—
$5.5
$(3.9)
$(33.5)
2021 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax Expense
2022 Puget Energy Net Income

Three Months Ended June 30, 2021 compared to 2022
Summary Results of Operation
Puget Energy’s net income decreased by $88.7 million, which is primarily attributable to a decrease in PSE's net income of $84.7 million, an increase in PLNG net loss of $5.2 million due to additional operational expenses and an increase in income tax expense of $3.9 million. The decreases to PE results of operations were partially offset by a decrease in interest expense of $5.5 million which is a result of lower interest rates on outstanding debt.

Puget Energy's net income (loss) for the six months ended June 30, 2021 and 2022 is as follows:

PE Summary Results of Operation
Six Months Ended
2021 to 2022 comparison
275
250
225
200
$ (Millions)
$244.2
$3.9
$(8.1)
$(0.7)
$(0.1)
$9.7
$(4.1)
$244.8
2021 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax Expense
2022 Puget Energy Net Income

Six Months Ended June 30, 2021 compared to 2022
Summary Results of Operation
Puget Energy’s net income increased by $0.6 million, which is primarily attributable to a decrease in interest expense of $9.7 million which is a result of lower interest rates on outstanding debt and an increase in PSE's net income of $3.9 million. These increases were mostly offset by an increase in net loss of $8.1 million at PLNG due to additional operational expenses and a decrease in income tax expense of $4.1 million.

Capital Requirements
Contractual Obligations and Commercial Commitments
During the six months ended June 30, 2022, there have been no material changes to the contractual obligations and consolidated commercial commitments. For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The following are the Company's aggregate availability under commercial commitments as of June 30, 2022:

Puget Energy and Puget Sound Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Commercial commitments:
PSE revolving credit facility	$800,000	$—	$—	$800,000	$—
Inter-company short-term debt	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	—	800,000	30,000
Puget Energy revolving credit facility	765,700	—	—	765,700	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,565,700	$—	$—	$1,565,700	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2 of this report.

Off-Balance Sheet Arrangements
As of June 30, 2022, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  The Company adjusted capital expenditures, resulting in a decrease of $47.5 million compared to forecasted amounts for the six months ended June 30, 2022. The decrease was primarily due to (i) project and permitting delays for the Lower Baker Dam grouting project, which is being pursued in order to comply with the Federal Energy Regulatory Commission (FERC) dam safety standards and to extend the life of the project to meet the 50 year FERC license; (ii) timing related variances with IT Data Center hardware refresh, and (iii) timing of the Dupont pipe replacement program. Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $483.8 million for the six months ended June 30, 2022. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	Change
Net income	$281,763	$277,834	$3,929
Non-cash items[1]	233,641	297,492	(63,851)
Changes in cash flow resulting from working capital[2]	30,235	70,180	(39,945)
Regulatory assets and liabilities	9,939	(50,120)	60,059
Purchased gas adjustment	3,401	38,230	(34,829)
Other non-current assets and liabilities[3]	(6,523)	(7,850)	1,327
Net cash provided by operating activities	$552,456	$625,766	$(73,310)
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

Six Months Ended June 30, 2022 compared to 2021
Cash generated from operations for the six months ended June 30, 2022 decreased by $73.3 million including a net income increase of $3.9 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items decreased $63.9 million primarily due to (i) a $38.4 million change from a net unrealized gain on derivative instruments of $84.3 million to a net unrealized gain on derivative instruments of $122.6 million, (ii) a decrease in depreciation and amortization of $46.5 million, (iii) a decrease in deferred income taxes of $39.7 million, (iv) a deferral of return and depreciation expenses for PSE's share of Tacoma LNG investment of $5.5 million, (v) deferral of regulatory filing fees of $4.1 million and (vi) equity AFUDC of $1.7 million. The decreases were partially offset by (i) a $45.6 million change in PTC utilization and (ii) $20.1 million related to recognition of regulatory asset in 2021 as a result of the IRS PLR that concluded the EDIT methodology included in rates following the 2019 GRC order was impermissible, plus (iii) a $5.3 million increase due to deferral of energy exchange cost. For further details, see Management's Discussion and Analysis, "Other Operating Expenses" in Item 2 of this report.
•Cash flows resulting from changes in working capital decreased $39.9 million. The balances of accounts payable and taxes payable decreased faster than the same period last year that led to increased cash outflows of $47.3 million and $16.9 million, respectively. In addition, higher balances in materials and supplies, fuel and natural gas inventory, and prepayments increased cash outflows by $7.3 million, $16.3 million and $5.0 million respectively. The cash outflows were partially offset by a cash inflow of $41.0 million due to the timing of accounts receivable collections. The balance of account receivable decreased $161.0 million in the six months ended June 30, 2022 compared to a decrease of $120.0 million during the same period of 2021. Higher accrual in salary and wage expenses led to an additional of $6.5 million cash inflow.
•Cash flows resulting from regulatory assets and liabilities increased $60.1 million primarily due lower decoupling deferrals and higher decoupling cash collection in the first six months of 2022 compared to same period in 2021, which resulted in $39.3 million cash inflow together. In addition, a $13.6 million cash inflow was related to a deferral of storm excess costs in 2021. Amortizing IRS PLR deferral balances contributed an addition of $10.4 million cash inflow, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report.
•Cash flow resulting from purchased gas adjustment decreased $34.8 million, which was driven by an increase in actual gas cost that exceeded the increase in allowed PGA recovery in 2022 compared to 2021. Increased natural gas prices led to an $85.6 million, or 48.0%, increase in actual gas costs in 2022 compared to 2021. Meanwhile, the total amount of allowed PGA recovery in 2022 increased only $50.8 million, or 23.5%, compared to 2021. The combined effect led to year-over-year cash outflow.

Puget Energy	Six Months Ended June 30,
(Dollars in Thousands)	2022	2021	Change
Net income	$(36,964)	$(33,599)	$(3,365)
Non-cash items[1]	17,604	1,469	16,135
Changes in cash flow resulting from working capital[2]	4,200	(19,592)	23,792
Other non-current assets and liabilities[3]	(4,556)	(5,237)	681
Net cash provided by operating activities	$(19,716)	$(56,959)	$37,243
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
Six Months Ended June 30, 2022 compared to 2021
Cash generated from operations for the six months ended June 30, 2022, in addition to the changes discussed at PSE above, increased by $37.2 million compared to the same period in 2021, which includes a net income decrease of $3.4 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items increased $16.1 million primarily due to higher non-cash inflows of $13.6 million related to changes in deferred taxes and an increase in amortization and depreciation of $2.3 million.
•Cash flow resulting from working capital increased $23.8 million primarily due to a $20.8 million increase, which was caused by the change in PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, which are eliminated upon consolidation of Puget Energy. Changes in tax payable added $9.6 million cash inflow. Cash inflows were partially offset by increased cash outflow of $6.2 million, which was primarily driven by $7.2 million of accrued interest expense in April 2022 when Puget Energy redeemed the $450.0 million 5.625% senior secured notes.

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

Puget Sound Energy
Credit Facility
On May 16, 2022, PSE entered into a new $800 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the Secured Overnight Funding Rate (SOFR), as the London Interbank Offer Rate (LIBOR) is being discontinued in 2023. The proceeds of the PSE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million and has an expansion feature which, upon receipt of comments from one or more lenders, would increase the total size of the facility to $1.4 billion.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. PSE certifies its compliance with such covenants to participating banks each quarter. As of June 30, 2022, PSE was in compliance with all applicable covenant ratios.
The credit agreement provides PSE with the ability to borrow at different interest rate options. The credit agreement allows PSE to borrow at a prime based rate or to make floating rate advances at the SOFR, in either case, plus a spread that is based upon PSE's credit rating. PSE must pay a commitment fee on the unused portion of the credit facility. The spreads and the commitment fee depend on PSE's credit ratings. As of the date of this report, the spread to the SOFR is 1.25% and the commitment fee is 0.175%.
As of June 30, 2022, no amount was drawn under PSE's credit facility and $55.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.5 million letter of credit in support of a long-term transmission contract.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of June 30, 2022, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at June 30, 2022, PSE could issue:
•Approximately $1.7 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.9 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2022; and

•Approximately $905.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.5 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2022.
At June 30, 2022, PSE had approximately $8.3 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
In 2019, PSE filed a new shelf registration statement under which it may issue up to $1.0 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $100.0 million was available to be issued. The shelf registration will expire in August 2022.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At June 30, 2022, approximately $1.3 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the merger order by the Washington Commission, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.9% at June 30, 2022, and the EBITDA to interest expense was 5.2 to 1.0 for the twelve months ended June 30, 2022.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At June 30, 2022, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Long Term Debt
On September 15, 2021, PSE issued $450.0 million of senior secured notes at an interest rate of 2.893%. The notes mature on September 15, 2051, and pay interest semi-annually on March 15 and September 15 of each year. The proceeds from the issuance were used for repayment of commercial paper as well as general corporate purposes. For further information, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Puget Energy
Credit Facility
On May 16, 2022, Puget Energy entered into a new $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the SOFR, as the LIBOR is being discontinued in 2023. The proceeds of the PE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. The Puget Energy revolving senior secured credit facility also has an accordion feature, upon receipt of comments from one or more lenders, would increase the size of the facility to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on a prime based rate or SOFR, in either case, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of June 30, 2022, there was $43.3 million drawn and outstanding under the facility. As of the date of this report, the spread over SOFR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. As of June 30, 2022, Puget Energy was in compliance with all applicable covenants.

Shelf Registrations
On March 10, 2022, Puget Energy filed an S-3 Registration statement under which it may issue up to $1.0 billion aggregate principal amount of senior notes secured by Puget Energy's assets. As of the date of this report, $550.0 million was available to be issued. The shelf registration will expire in March 2025.

Long-Term Debt
On June 14, 2021, Puget Energy issued $500.0 million of senior secured notes at an interest rate of 2.379%. The notes mature on June 15, 2028, and pay interest semi-annually on June 15 and December 15 of each year. Proceeds from the issuance of the notes were invested in short-term money market funds, and then used to repay the Company’s $500.0 million 6.00% notes that matured on September 1, 2021.
On June 23, 2021, Puget Energy received an equity contribution from Puget Equico, LLC, Puget Energy’s parent company. The proceeds from the equity contribution were used to pay off Puget Energy’s $210.0 million term loan on June 23, 2021.
On March 17, 2022, Puget Energy issued $450.0 million of senior secured notes at an interest rate of 4.224%. The notes mature on March 15, 2032, and pay interest semi-annually on March 15 and September 15 of each year. Proceeds from the issuance of the notes were invested in short-term money market funds, and then used to repay Puget Energy's $450.0 million 5.625% notes that were originally scheduled to mature July 2022.
On April 28, 2022, Puget Energy redeemed the $450.0 million 5.625% senior secured notes due July 2022 and paid related expenses for a total redemption price of $457.2 million, which includes repayment of the $450.0 million principal amount and $7.2 million of accrued interest expense.
For further information, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.8 to 1.0 for the twelve months ended June 30, 2022.
At June 30, 2022, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025 as part of the 2019 GRC. The 2017 GRC repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4.
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
On May 19, 2021, PSE along with the Colstrip owners, Avista Corporation, PacifiCorp and Portland General Electric Company filed a lawsuit against the Montana Attorney General challenging the constitutionality of Senate Bill 266. On October 13, 2021, the United States District Court for the District of Montana issued a preliminary injunction finding it likely that Senate Bill 266 unconstitutionally violates the Commerce Clause and Contract Clause of the United States Constitution. Since then, a motion for summary judgment was filed requesting a permanent injunction against enforcement of Senate Bill 266. As of June 30, 2022, the Company is not able to predict the outcome, nor an amount or range of potential impact in the event of an outcome that is adverse to the Company’s interests.

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

On February 1, 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations in February 2022. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $246.5 million of non-utility plant and $5.4 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of June 30, 2022. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

Integrated Resource Plans, Resource Acquisition and Development
On April 1, 2021, the Company filed the final 2021 Integrated Resource Plan and the 2021 Request for Proposals for All Resources (All-source RFP), and has since received a number of bids, which the Company is currently evaluating. Bidders have informed the Company that prices are being impacted by substantial inflationary pressure, resulting in higher proposed prices for energy than anticipated. While the current estimates related to RFP bids have no direct financial impact, the Company continues to monitor the impacts of inflation and market pricing pressures on future energy needs.
For further information, see Part I, Item I - “Integrated Resource Plans, Resource Acquisition and Development” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, counterparty credit risk, as well as interest rate risk. PSE maintains risk policies and procedures to help manage the various risks. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of June 30, 2022.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements in Item I of this report.
Given the size of the Company's operations, we have elected to adopt a threshold of $1.0 million in expected sanctions related to required disclosures of environmental proceedings to which the government is a party. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

Item 1A.     Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Although the Company has not been materially affected, the following represents an ongoing risk that the Company continues to monitor.
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

10.1	Second Amended and Restated Credit Agreement dated May 16, 2022 among Puget Energy Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.
10.2	Amended and Restated Credit Agreement dated May 16, 2022 among Puget Sound Energy Inc., as Borrower, Mizuho Bank, LTD., as Administrative Agent, and the lenders party thereto.
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2022 filed on August 3, 2022 formatted in XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), and (v) the Notes to Consolidated Financial Statements (submitted electronically herewith).
104	Cover Page Interactive Data File (embedded within the inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	August 3, 2022