Form 10-Q
period 2022-09-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2022-11-03
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

●	Changes in climate, weather conditions, or sustained extreme weather events in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
●	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
●	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
●	Variable wind conditions, which can impact PSE's ability to generate electricity from wind facilities;
●	The ability to renew contracts for electric and natural gas supply and the price of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in the Pacific Northwest, which may impact customer consumption or affect PSE's accounts receivable;
●	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
●	Employee workforce factors including strikes; work stoppages; retirements; absences due to pandemics, accidents, natural disasters or other significant, unforeseeable events; availability of qualified employees or the loss of a key executive;
●	PSE's service territory operates within a region of high demand for skilled workers resulting in significant competition and inflated wages, which puts pressure on PSE's ability to attract, retain and compensate employees;
●	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
●	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally;
●	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder; and
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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenue:
Electric	$714,122	$613,386	$2,064,830	$1,935,800
Natural gas	128,665	122,808	791,067	710,838
Other	11,086	34,042	33,789	53,074
Total operating revenue	853,873	770,236	2,889,686	2,699,712
Operating expenses:
Energy costs:
Purchased electricity	257,411	190,928	708,005	558,853
Electric generation fuel	105,551	92,883	212,693	209,749
Residential exchange	(15,712)	(16,491)	(55,565)	(59,885)
Purchased natural gas	38,821	35,518	308,606	253,362
Unrealized (gain) loss on derivative instruments, net	62,709	(88,517)	(59,939)	(172,795)
Utility operations and maintenance	157,246	143,873	488,479	454,580
Non-utility expense and other	13,279	24,440	43,997	43,912
Depreciation & amortization	166,811	162,743	497,063	537,104
Conservation amortization	25,033	19,234	81,080	75,195
Taxes other than income taxes	71,476	68,471	279,397	255,618
Total operating expenses	882,625	633,082	2,503,816	2,155,693
Operating income (loss)	(28,752)	137,154	385,870	544,019
Other income (expense):
Other income	12,899	14,626	39,294	42,746
Other expense	(2,839)	(3,317)	(10,531)	(7,177)
Interest charges:
AFUDC	4,591	4,337	12,694	11,698
Interest expense	(85,831)	(84,769)	(258,493)	(264,536)
Income (loss) before income taxes	(99,932)	68,031	168,834	326,750
Income tax (benefit) expense	(6,222)	18,462	17,745	32,946
Net income (loss)	$(93,710)	$49,569	$151,089	$293,804

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(93,710)	$49,569	$151,089	$293,804
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $768, $427, $1,743 and $1,695, respectively	2,896	1,608	6,558	6,379
Other comprehensive income (loss)	2,896	1,608	6,558	6,379
Comprehensive income (loss)	$(90,814)	$51,177	$157,647	$300,183

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2022	December 31, 2021
Utility plant (at original cost, including construction work in progress of $865,563 and $870,204 respectively):
Electric plant	$10,150,577	$9,729,643
Natural gas plant	4,659,314	4,498,198
Common plant	1,115,852	1,155,567
Less: Accumulated depreciation and amortization	(4,278,241)	(4,031,458)
Net utility plant	11,647,502	11,351,950
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	326,306	324,897
Total other property and investments	1,982,819	1,981,410
Current assets:
Cash and cash equivalents	49,304	56,946
Restricted cash	12,436	46,204
Accounts receivable, net of allowance for doubtful accounts of $39,332 and $34,958, respectively	388,638	398,895
Unbilled revenue	158,591	271,606
Materials and supplies, at average cost	127,290	113,287
Fuel and natural gas inventory, at average cost	104,812	59,393
Unrealized gain on derivative instruments	212,583	128,210
Prepaid expense and other	52,945	46,293
Power contract acquisition adjustment gain	17,185	17,274
Total current assets	1,123,784	1,138,108
Other long-term and regulatory assets:
Power cost adjustment mechanism	49,029	79,546
Purchased gas adjustment receivable	49,426	57,935
Regulatory assets related to power contracts	8,179	9,689
Other regulatory assets	789,147	815,058
Unrealized gain on derivative instruments	65,515	26,197
Power contract acquisition adjustment gain	50,157	63,660
Operating lease right-of-use asset	176,568	184,957
Other	192,947	163,374
Total other long-term and regulatory assets	1,380,968	1,400,416
Total assets	$16,135,073	$15,871,884

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2022	December 31, 2021
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,523,532	3,523,532
Retained earnings	1,217,063	1,067,216
Accumulated other comprehensive income (loss), net of tax	(20,874)	(27,432)
Total common shareholder’s equity	4,719,721	4,563,316
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,662,000
Pollution control bonds	161,860	161,860
Long-term debt	2,034,300	1,583,300
Debt discount issuance costs and other	(197,861)	(203,394)
Total long-term debt	6,660,299	6,203,766
Total capitalization	11,380,020	10,767,082
Current liabilities:
Accounts payable	408,915	444,384
Short-term debt	161,000	140,000
Current maturities of long-term debt	—	450,000
Accrued expenses:
Taxes	114,965	127,398
Salaries and wages	52,829	47,936
Interest	76,839	67,807
Unrealized loss on derivative instruments	71,213	63,309
Power contract acquisition adjustment loss	1,661	1,785
Operating lease liabilities	21,565	20,398
Other	69,490	62,406
Total current liabilities	978,477	1,425,423
Other long-term and regulatory liabilities:
Deferred income taxes	933,421	912,484
Unrealized loss on derivative instruments	49,798	40,965
Regulatory liabilities	948,453	844,184
Regulatory liability for deferred income taxes	829,005	865,976
Regulatory liabilities related to power contracts	67,342	80,934
Power contract acquisition adjustment loss	6,518	7,904
Operating lease liabilities	162,694	172,510
Finance lease liabilities	103,314	105,303
Other deferred credits	676,031	649,119
Total long-term and regulatory liabilities	3,776,576	3,679,379
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$16,135,073	$15,871,884

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2020	200	$—	$3,313,532	$912,787	$(86,437)	$4,139,882
Net income (loss)	—	—	—	188,993	—	188,993
Common stock dividend paid	—	—	—	(22,939)	—	(22,939)
Other comprehensive income (loss)	—	—	—	—	2,385	2,385
Balance at March 31, 2021	200	$—	$3,313,532	$1,078,841	$(84,052)	$4,308,321
Net income (loss)	—	—	—	55,242	—	55,242
Common stock dividend paid	—	—	—	(23,214)	—	(23,214)
Capital contribution	—	—	210,000	—	—	210,000
Other comprehensive income (loss)	—	—	—	—	2,386	2,386
Balance at June 30, 2021	200	$—	$3,523,532	$1,110,869	$(81,666)	$4,552,735
Net Income (loss)	—	—	—	49,569	—	49,569
Common stock dividend paid	—	—	—	(21,914)	—	(21,914)
Other comprehensive income (loss)	—	—	—	—	1,608	1,608
Balance at September 30, 2021	200	$—	$3,523,532	$1,138,524	$(80,058)	$4,581,998
Balance at December 31, 2021	200	$—	$3,523,532	$1,067,216	$(27,432)	$4,563,316
Net income (loss)	—	—	—	278,295	—	278,295
Common stock dividend paid	—	—	—	(939)	—	(939)
Other comprehensive income (loss)	—	—	—	—	1,831	1,831
Balance at March 31, 2022	200	$—	$3,523,532	$1,344,572	$(25,601)	$4,842,503
Net income (loss)	—	—	—	(33,496)	—	(33,496)
Common stock dividend paid	—	—	—	(294)	—	(294)
Other comprehensive income (loss)	—	—	—	—	1,831	1,831
Balance at June 30, 2022	200	$—	$3,523,532	$1,310,782	$(23,770)	$4,810,544
Net income (loss)	—	—	—	(93,710)	—	(93,710)
Common stock dividend paid	—	—	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	—	2,896	2,896
Balance at September 30, 2022	200	—	$3,523,532	$1,217,063	$(20,874)	$4,719,721

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net Income (loss)	$151,089	$293,804
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	497,063	537,104
Conservation amortization	81,080	75,195
Deferred income taxes and tax credits, net	(17,777)	38,095
Net unrealized (gain) loss on derivative instruments	(59,939)	(172,795)
AFUDC - equity	(21,396)	(19,269)
Production tax credit utilization	—	(45,562)
Other non-cash	(15,060)	(13,437)
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	11,210	(87,076)
Purchased gas adjustment	8,509	31,387
Other long term assets and liabilities	(15,042)	552
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	123,272	101,809
Materials and supplies	(14,003)	(1,430)
Fuel and natural gas inventory	(45,419)	(18,224)
Prepayments and other	12,048	(22,529)
Accounts payable	(30,572)	(5,754)
Taxes payable	(12,433)	4,422
Other	16,525	(7,161)
Net cash provided by (used in) operating activities	651,155	671,131
Investing activities:
Construction expenditures - excluding equity AFUDC	(721,812)	(662,189)
Other	(580)	1,076
Net cash provided by (used in) investing activities	(722,392)	(661,113)
Financing activities:
Change in short-term debt, net	21,000	(373,800)
Dividends paid	(1,242)	(68,067)
Investment from Parent	—	210,000
Proceeds from long-term debt and bonds issued	448,075	961,238
Redemption of bonds and notes	(450,000)	(502,414)
Repayment of term loan and revolving credit	—	(234,000)
Other	11,994	31,202
Net cash provided by (used in) financing activities	29,827	24,159
Net increase (decrease) in cash, cash equivalents, and restricted cash	(41,410)	34,177
Cash, cash equivalents, and restricted cash at beginning of period	103,150	81,851
Cash, cash equivalents, and restricted cash at end of period	$61,740	$116,028
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$225,576	$237,348
Cash payments (refunds) for income taxes	35,013	16,861
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$70,610	$69,909
Recognition of finance lease eliminated from cash flows	454	44,347

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenue:
Electric	$714,122	$613,386	$2,064,830	$1,935,800
Natural gas	128,665	122,808	791,067	710,838
Other	10,548	34,042	33,216	53,074
Total operating revenue	853,335	770,236	2,889,113	2,699,712
Operating expenses:
Energy costs:
Purchased electricity	257,411	190,928	708,005	558,853
Electric generation fuel	105,551	92,883	212,693	209,749
Residential exchange	(15,712)	(16,491)	(55,565)	(59,885)
Purchased natural gas	38,821	35,518	308,606	253,362
Unrealized (gain) loss on derivative instruments, net	62,709	(88,517)	(59,939)	(172,795)
Utility operations and maintenance	157,246	143,873	488,479	454,580
Non-utility expense and other	10,673	23,920	35,329	42,290
Depreciation & amortization	165,141	162,629	492,854	536,794
Conservation amortization	25,033	19,234	81,080	75,195
Taxes other than income taxes	71,099	68,471	278,458	255,618
Total operating expenses	877,972	632,448	2,490,000	2,153,761
Operating income (loss)	(24,637)	137,788	399,113	545,951
Other income (expense):
Other income	10,731	11,937	32,704	34,398
Other expense	(2,839)	(3,317)	(10,531)	(7,177)
Interest charges:
AFUDC	4,591	4,337	12,694	11,698
Interest expense	(64,139)	(57,718)	(189,946)	(182,958)
Income (loss) before income taxes	(76,293)	93,027	244,034	401,912
Income tax (benefit) expense	(8,480)	18,902	30,084	49,953
Net income (loss)	$(67,813)	$74,125	$213,950	$351,959

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(67,813)	$74,125	$213,950	$351,959
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,233 and $1,000, $3,139 and $3,369, respectively	4,639	3,757	11,814	12,674
Amortization of treasury interest rate swaps to earnings, net of tax of $26 and $25, $76 and $77, respectively	95	97	290	289
Other comprehensive income (loss)	4,734	3,854	12,104	12,963
Comprehensive income (loss)	$(63,079)	$77,979	$226,054	$364,922

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2022	December 31, 2021
Utility plant (at original cost, including construction work in progress of $865,563 and $870,204, respectively):
Electric plant	$11,930,798	$11,535,976
Natural gas plant	5,214,015	5,054,622
Common plant	1,137,473	1,177,598
Less: Accumulated depreciation and amortization	(6,634,784)	(6,416,246)
Net utility plant	11,647,502	11,351,950
Other property and investments:
Other property and investments	79,003	74,602
Total other property and investments	79,003	74,602
Current assets:
Cash and cash equivalents	44,759	50,043
Restricted cash	12,436	46,204
Accounts receivable, net of allowance for doubtful accounts of $39,332 and $34,958, respectively	389,694	402,602
Unbilled revenue	158,054	271,606
Materials and supplies, at average cost	127,290	113,287
Fuel and natural gas inventory, at average cost	102,918	58,129
Unrealized gain on derivative instruments	212,583	128,210
Prepaid expense and other	52,945	46,293
Total current assets	1,100,679	1,116,374
Other long-term and regulatory assets:
Power cost adjustment mechanism	49,029	79,546
Purchased gas adjustment receivable	49,426	57,935
Other regulatory assets	789,147	815,058
Unrealized gain on derivative instruments	65,515	26,197
Operating lease right-of-use asset	176,568	184,957
Other	189,403	162,391
Total other long-term and regulatory assets	1,319,088	1,326,084
Total assets	$14,146,272	$13,869,010

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2022	December 31, 2021
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,535,105	3,485,105
Retained earnings	1,176,125	982,607
Accumulated other comprehensive income (loss), net of tax	(101,037)	(113,141)
Total common shareholder’s equity	4,611,052	4,355,430
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,662,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(37,585)	(39,141)
Total long-term debt	4,786,275	4,784,719
Total capitalization	9,397,327	9,140,149
Current liabilities:
Accounts payable	408,829	451,716
Short-term debt	102,000	140,000
Accrued expenses:
Taxes	115,663	133,406
Salaries and wages	52,829	47,936
Interest	58,395	51,832
Unrealized loss on derivative instruments	71,213	63,309
Operating lease liabilities	21,565	20,398
Other	69,490	62,406
Total current liabilities	899,984	971,003
Other long-term and regulatory liabilities:
Deferred income taxes	1,084,184	1,084,203
Unrealized loss on derivative instruments	49,798	40,965
Regulatory liabilities	947,189	842,920
Regulatory liabilities for deferred income tax	829,561	866,541
Operating lease liabilities	162,694	172,510
Finance lease liabilities	103,314	105,303
Other deferred credits	672,221	645,416
Total long-term and regulatory liabilities	3,848,961	3,757,858
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$14,146,272	$13,869,010

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2020	85,903,791	$859	$3,485,105	$876,401	$(180,956)	$4,181,409
Net income (loss)	—	—	—	199,470	—	199,470
Common stock dividend paid	—	—	—	(52,053)	—	(52,053)
Other comprehensive income (loss)	—	—	—	—	4,554	4,554
Balance at March 31, 2021	85,903,791	$859	$3,485,105	$1,023,818	$(176,402)	$4,333,380
Net income (loss)	—	—	—	78,364	—	78,364
Common stock dividend paid	—	—	—	(44,622)	—	(44,622)
Other comprehensive income (loss)	—	—	—	—	4,555	4,555
Balance at June 30, 2021	85,903,791	$859	$3,485,105	$1,057,560	$(171,847)	$4,371,677
Net income (loss)	—	—	—	74,125	—	74,125
Common stock dividend paid	—	—	—	(74,170)	—	(74,170)
Other comprehensive income (loss)	—	—	—	—	3,854	3,854
Balance at September 30, 2021	85,903,791	$859	$3,485,105	$1,057,515	$(167,993)	$4,375,486
Balance at December 31, 2021	85,903,791	$859	$3,485,105	$982,607	$(113,141)	$4,355,430
Net income (loss)	—	—	—	288,081	—	288,081
Common stock dividend paid	—	—	—	(13,896)	—	(13,896)
Other comprehensive income (loss)	—	—	—	—	3,685	3,685
Balance at March 31, 2022	85,903,791	$859	$3,485,105	$1,256,792	$(109,456)	$4,633,300
Net income (loss)	—	—	—	(6,318)	—	(6,318)
Common stock dividend paid	—	—	—	(2,037)	—	(2,037)
Other comprehensive income (loss)	—	—	—	—	3,685	3,685
Balance at June 30, 2022	85,903,791	$859	$3,485,105	$1,248,437	$(105,771)	$4,628,630
Net income (loss)	—	—	—	(67,813)	—	(67,813)
Common stock dividend paid	—	—	—	(4,499)	—	(4,499)
Capital contribution	—	—	50,000	—	—	50,000
Other comprehensive income (loss)	—	—	—	—	4,734	4,734
Balance at September 30, 2022	85,903,791	$859	$3,535,105	$1,176,125	$(101,037)	$4,611,052

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net Income (loss)	$213,950	$351,959
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	492,854	536,794
Conservation amortization	81,080	75,195
Deferred income taxes and tax credits, net	(40,216)	38,718
Net unrealized (gain) loss on derivative instruments	(59,939)	(172,795)
AFUDC - equity	(21,396)	(19,269)
Production tax credit utilization	—	(45,562)
Other non-cash	(23,189)	(21,497)
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	11,210	(87,076)
Purchased gas adjustment	8,509	31,387
Other long term assets and liabilities	(8,034)	8,516
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	126,460	102,763
Materials and supplies	(14,003)	(1,430)
Fuel and natural gas inventory	(44,789)	(18,224)
Prepayments and other	12,048	(22,529)
Accounts payable	(37,990)	4,169
Taxes payable	(17,743)	7,448
Other	14,055	(4,127)
Net cash provided by (used in) operating activities	674,867	746,440
Investing activities:
Construction expenditures - excluding equity AFUDC	(720,703)	(654,182)
Other	(580)	1,076
Net cash provided by (used in) investing activities	(721,283)	(653,106)
Financing activities:
Change in short-term debt, net	(38,000)	(373,800)
Dividends paid	(20,432)	(170,845)
Investment from Parent	50,000	—
Proceeds from long-term debt and bonds issued	—	446,063
Redemption of bonds and notes	—	(2,414)
Other	15,796	32,589
Net cash provided by (used in) financing activities	7,364	(68,407)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(39,052)	24,927
Cash, cash equivalents, and restricted cash at beginning of period	96,247	80,721
Cash, cash equivalents, and restricted cash at end of period	$57,195	$105,648
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$167,099	$157,699
Cash payments (refunds) for income taxes	75,100	28,744
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$70,610	$69,909
Recognition of finance lease eliminated from cash flows	454	44,347

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
In 2009, Puget Holdings, LLC (Puget Holdings), owned by a consortium of long-term infrastructure investors, completed its merger with Puget Energy (the merger). As a result of the merger, all of Puget Energy’s common stock is indirectly owned by Puget Holdings. The acquisition of Puget Energy was accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations”, (ASC 805) as of the date of the merger. ASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the merger date.
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
The allowance increased during both periods due to both an increase in the provision combined with a reduction in receivables charged-off during the period. The Ratepayer Assistance and Preservation of Essential Services proclamation issued by the Washington State governor in April 2020 included a moratorium on disconnecting customers, which resulted in a cessation of account receivable write-offs for non-payment. This moratorium ended on September 30, 2021, however, customer disconnects were only performed with approval from the Washington Utilities and Transportation Commission (Washington Commission). Effective October 1, 2022, Washington Commission approval for customer disconnections was no longer required.
The following table presents the activity in the allowance for credit losses for accounts receivable for the nine months ended September 30, 2022 and 2021:

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021
Allowance for credit losses:
Beginning balance	$34,958	$20,080
Provision for credit loss expense [1]	18,874	26,424
Receivables charged-off	(14,500)	(8,728)
Total ending allowance balance	$39,332	$37,776
_______________
1 $4.7 million and $8.5 million of provision were deferred as cost specific to COVID-19 for the nine months ended September 30, 2022 and 2021, respectively.

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
Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $245.3 million and $244.7 million of non-utility plant and construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of September 30, 2022 and December 31, 2021, respectively. Additionally, $7.8 million and $0.9 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the nine months ended September 30, 2022, and September 30, 2021, respectively. Further, $242.2 million and $239.6 million of natural gas plant and construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of September 30, 2022 and December 31, 2021, respectively, as PSE is a regulated entity.

Variable Interest Entities
On April 12, 2017, PSE entered into a power purchase agreement (PPA) with Skookumchuck Wind Energy Project, LLC (Skookumchuck) pursuant to which Skookumchuck would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely renewable energy certificates (RECs) to PSE over a term of 20 years. Skookumchuck commenced commercial operation in November 2020. PSE has no equity investment in Skookumchuck but is Skookumchuck’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that Skookumchuck is a variable interest entity (VIE) and that PSE is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $10.0 million and $12.3 million were recognized in purchased electricity on the Company's consolidated statements of income for the nine months ended September 30, 2022 and September 30, 2021, respectively. Additionally, $1.3 million and $2.7 million were included in accounts payable on the Company's balance sheet as of September 30, 2022 and December 31, 2021, respectively.
On May 28, 2020, PSE entered into a PPA with Golden Hills Wind Farm, LLC (Golden Hills) pursuant to which Golden Hills would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely RECs to PSE over a term of 20 years. On April 29, 2022, Golden Hills commenced commercial operations. PSE has no equity investment in Golden Hills but is Golden Hills’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that Golden Hills is a VIE and that PSE is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $10.6 million was recognized in purchased electricity on the Company's consolidated statements of income for the nine months ended September 30, 2022. Additionally, $2.5 million was included in accounts payable on the Company's balance sheet as of September 30, 2022.

(2)  New Accounting Pronouncements

Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Issued March 2020). ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The Company has promissory notes that reference LIBOR. As of September 30, 2022, the Company has not utilized any of the expedients discussed within this ASU; however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2022.

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months ended September 30, 2022 and September 30, 2021:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30, 2022
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$276,358	$72,423	$—	$348,781
Commercial	232,777	40,577	—	273,354
Industrial	29,162	3,384	—	32,546
Other	4,481	—	—	4,481
Wholesale	130,998	—	—	130,998
Transmission and transportation	11,884	4,664	—	16,548
Miscellaneous	2,795	408	11,086	14,289
Total revenue from contracts with customers	$688,455	$121,456	$11,086	$820,997
Total other revenue[2]	25,667	7,209	—	32,876
Total operating revenue	$714,122	$128,665	$11,086	$853,873
_____________
1 Other includes $0.5 million of Puget LNG revenues recorded at Puget Energy.
2    Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30, 2021
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$259,794	$73,759	$—	$333,553
Commercial	217,355	38,763	—	256,118
Industrial	26,779	2,902	—	29,681
Other	4,548	36	—	4,584
Wholesale	72,777	—	—	72,777
Transmission and transportation	13,802	4,730	—	18,532
Miscellaneous	12,234	3,543	34,042	49,819
Total revenue from contracts with customers	$607,289	$123,733	$34,042	$765,064
Total other revenue[1]	6,097	(925)	—	5,172
Total operating revenue	$613,386	$122,808	$34,042	$770,236
_____________
1    Total other revenue includes revenues from derivatives, PTC deferral revenue and alternative revenue programs that are not considered revenues from contracts with customers.

The following tables present disaggregated revenue from contracts with customers and other revenue by major source for the nine months ended September 30, 2022 and September 30, 2021:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Nine Months Ended September 30, 2022
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$989,873	$524,219	$—	$1,514,092
Commercial	716,366	233,831	—	950,197
Industrial	86,946	16,590	—	103,536
Other	13,738	—	—	13,738
Wholesale	168,206	—	—	168,206
Transmission and transportation	33,739	15,198	—	48,937
Miscellaneous	7,964	770	33,789	42,523
Total revenue from contracts with customers	$2,016,832	$790,608	$33,789	$2,841,229
Total other revenue[2]	47,998	459	—	48,457
Total operating revenue	$2,064,830	$791,067	$33,789	$2,889,686
_____________
1 Other includes $0.6 million of Puget LNG revenues recorded at Puget Energy.
2 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Nine Months Ended September 30, 2021
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$931,676	$471,573	$—	$1,403,249
Commercial	653,800	195,047	—	848,847
Industrial	80,155	14,672	—	94,827
Other	14,655	392	—	15,047
Wholesale	123,642	—	—	123,642
Transmission and transportation	32,478	14,760	—	47,238
Miscellaneous	44,718	10,239	53,074	108,031
Total revenue from contracts with customers	$1,881,124	$706,683	$53,074	$2,640,881
Total other revenue[1]	54,676	4,155	—	58,831
Total operating revenue	$1,935,800	$710,838	$53,074	$2,699,712
_____________
1 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Transaction Price Allocated to Remaining Performance Obligations
In December 2020, Puget LNG entered into a contract with one customer where Puget LNG is selling LNG over a 10-year delivery period beginning April 2024. The contract requires the customer to purchase a minimum annual quantity even if the customer does not take delivery. The price of the LNG includes a fixed charge, a fuel charge that includes both a market index and fixed margin component and other variable consideration. The fixed transaction price is allocated to the remaining performance obligations which is determined by the fixed charge components multiplied by the outstanding minimum annual quantity. Based on management’s best estimate of commencement, the Company expects to recognize this revenue over the following time periods:

Puget Energy
(Dollars in Thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Remaining Performance Obligations	$15,359	$19,710	$19,454	$19,454	$19,454	$102,135	$195,566

The Company has elected the optional exemption in ASC 606, "Revenues from Contracts with Customers", under which the Company does not disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. The primary sources of variability are (a) fluctuations in market index prices of natural gas used to determine aspects of variable pricing and (b) variation in volumes that may be delivered to the customer. Both sources of variability are expected to be resolved at or shortly before delivery of each unit of LNG or natural gas. As each unit of LNG or natural gas represents a separate performance obligation, future volumes are wholly unsatisfied.

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	September 30, 2022			December 31, 2021
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$146,637	$97,291	*	$74,829	$85,424
Natural gas derivatives (MMBtus)[3]	314	131,461	23,720	347	79,578	18,850
Total derivative contracts		$278,098	$121,011		$154,407	$104,274
Current		$212,583	$71,213		$128,210	$63,309
Long-term		65,515	49,798		26,197	40,965
Total derivative contracts		$278,098	$121,011		$154,407	$104,274
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
* Electric portfolio derivatives consist of electric generation fuel of 211.4 million British Thermal Units (MMBtu) and purchased electricity of 6.9 million at September 30, 2022, and 238.0 million MMBtus and 8.1 million MWhs at December 31, 2021.

It is the Company's policy to record all derivative transactions on a gross basis at the contract level without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: WSPP, Inc. (WSPP) agreements, which standardize physical power contracts; International Swaps and Derivatives Association (ISDA) agreements, which standardize financial natural gas and electric contracts; and North American Energy Standards Board (NAESB) agreements, which standardize physical natural gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as the right of set-off in the event of counterparty default. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount. For further details regarding the fair value of derivative instruments, see Note 5, "Fair Value Measurements," in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At September 30, 2022
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$278,098	$—	$278,098	$(41,840)	$—	$236,258
Liabilities:
Energy derivative contracts	$121,011	$—	$121,011	$(41,840)	$(2,169)	$77,002

Puget Energy and Puget Sound Energy	At December 31, 2021
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$154,407	$—	$154,407	$(40,833)	$—	$113,574
Liabilities:
Energy derivative contracts	$104,274	$—	$104,274	$(40,833)	$(1,743)	$61,698
_______________
1 All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Classification	2022	2021	2022	2021
Gas for power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$(28,197)	$42,552	$42,094	$95,421
Realized	Electric generation fuel	73,723	29,404	116,853	40,502
Power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(34,512)	45,965	17,845	77,374
Realized	Purchased electricity	4,398	(3,884)	11,443	(10,900)
Total gain (loss) recognized in income on derivatives		$15,412	$114,037	$188,235	$202,397

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2022, approximately 99.5% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 0.5% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of September 30, 2022, PSE had cash posted as collateral of $4.2 million related to contracts executed on the ICE platform. In August 2022, PSE entered into a standby letter of credit agreement with TD Bank allowing standby letter of credit postings of up to $50.0 million as a condition of transacting on the ICE NGX platform. As of September 30, 2022, PSE had no cash posted with ICE NGX and $15.0 million issued under the standby letter of credit agreement. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended September 30, 2022.

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30, 2022			At December 31, 2021
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$61,442	$—	$61,442	$52,537	$—	$52,537
Requested credit for adequate assurance	6,557	—	—	9,380	—	—
Forward value of contract[3]	2,169	4,151	N/A	1,743	12,782	N/A
Total	$70,168	$4,151	$61,442	$63,660	$12,782	$52,537
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $54.6 million and $53.2 million at September 30, 2022 and December 31, 2021 respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		September 30, 2022		December 31, 2021
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$6,625,999	$6,109,493	$6,170,466	$7,769,896
Long-term debt (variable-rate)	2	34,300	34,300	33,300	33,300
Total liabilities		$6,660,299	$6,143,793	$6,203,766	$7,803,196

Puget Sound Energy		September 30, 2022		December 31, 2021
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,786,275	$4,263,765	$4,784,719	$6,145,639
Total liabilities		$4,786,275	$4,263,765	$4,784,719	$6,145,639
_______________
1 The carrying value includes debt issuances costs of $22.0 million and $22.7 million for September 30, 2022 and December 31, 2021, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $21.7 million and $22.8 million for September 30, 2022 and December 31, 2021, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At September 30, 2022			Fair Value At December 31, 2021
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$109,303	$37,334	$146,637	$68,011	$6,818	$74,829
Natural gas derivative instruments	130,470	991	131,461	79,526	52	79,578
Total assets	$239,773	$38,325	$278,098	$147,537	$6,870	$154,407
Liabilities:
Electric derivative instruments	$60,733	$36,559	$97,292	$35,854	$49,570	$85,424
Natural gas derivative instruments	22,509	1,210	23,719	16,678	2,172	18,850
Total liabilities	$83,242	$37,769	$121,011	$52,532	$51,742	$104,274

The following tables present the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
(Dollars in Thousands)	2022			2021
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$5,916	$(717)	$5,199	$(6,348)	$(1,862)	$(8,210)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	6,939	—	6,939	20,510	—	20,510
Included in regulatory assets / liabilities	—	(4)	(4)	—	(6)	(6)
Settlements	(12,080)	502	(11,578)	(2,734)	184	(2,550)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$775	$(219)	$556	$11,428	$(1,684)	$9,744

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2022			2021
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(42,752)	$(2,120)	$(44,872)	$(23,718)	$(1,135)	$(24,853)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	50,572	—	50,572	36,020	—	36,020
Included in regulatory assets / liabilities	—	481	481	—	(1,055)	(1,055)
Settlements	(7,314)	1,097	(6,217)	(874)	506	(368)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	269	323	592	—	—	—
Balance at end of period	$775	$(219)	$556	$11,428	$(1,684)	$9,744
_______________
1 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(8.8) million and $20.1 million for three months ended September 30, 2022 and 2021, respectively.
2 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $31.2 million and $33.2 million for nine months ended September 30, 2022 and 2021, respectively.

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of September 30, 2022:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$37,334	$36,559	Discounted cash flow	Power prices (per MWh)	$37.81	$166.61	$89.96
Natural gas	$991	$1,210	Discounted cash flow	Natural gas prices (per MMBtu)	$4.48	$7.66	$5.32
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2021:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$6,818	$49,570	Discounted cash flow	Power prices (per MWh)	$21.88	$119.38	$61.51
Natural gas	$52	$2,172	Discounted cash flow	Natural gas prices (per MMBtu)	$3.65	$7.54	$5.89
___________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of September 30, 2022, and December 31, 2021, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $31.7 million and $17.9 million, respectively.

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
As of September 30, 2022, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and determined that no impairment was needed. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805.

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
For further information, see Note 13, "Retirement Benefits" in the Combined Notes to Consolidated Financial Statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2021.

The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2022 and 2021:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$6,588	$6,722	$139	$115	$53	$34
Interest cost	6,066	5,595	313	293	70	72
Expected return on plan assets	(12,753)	(12,060)	—	—	(86)	(84)
Amortization of prior service cost	—	(476)	72	87	6	2
Amortization of net loss (gain)	1,595	2,951	618	588	(14)	(10)
Net periodic benefit cost	$1,496	$2,732	$1,142	$1,083	$29	$14

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$19,763	$20,166	$418	$344	$162	$117
Interest cost	18,197	16,786	939	879	233	226
Expected return on plan assets	(38,260)	(36,179)	—	—	(284)	(266)
Amortization of prior service cost	—	(1,428)	218	262	17	5
Amortization of net loss (gain)	4,786	8,852	1,853	1,763	(22)	(30)
Net periodic benefit cost	$4,486	$8,197	$3,428	$3,248	$106	$52

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$6,588	$6,722	$139	$115	$53	$34
Interest cost	6,066	5,595	313	293	70	72
Expected return on plan assets	(12,754)	(12,061)	—	—	(86)	(84)
Amortization of prior service cost	—	(378)	72	87	6	2
Amortization of net loss (gain)	3,770	5,465	662	635	(15)	(11)
Net periodic benefit cost	$3,670	$5,343	$1,186	$1,130	$28	$13

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$19,763	$20,166	$418	$344	$162	$117
Interest cost	18,197	16,786	939	879	233	226
Expected return on plan assets	(38,262)	(36,182)	—	—	(284)	(266)
Amortization of prior service cost	—	(1,135)	218	262	17	5
Amortization of net loss (gain)	11,310	16,396	1,986	1,906	(26)	(40)
Net periodic benefit cost	$11,008	$16,031	$3,561	$3,391	$102	$42

The following table summarizes the Company’s change in benefit obligation for the periods ended September 30, 2022 and December 31, 2021:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
(Dollars in Thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Change in benefit obligation:
Benefit obligation at beginning of period	$834,960	$849,383	$43,155	$46,742	$11,654	$12,114
Amendments	—	—	—	—	—	205
Service cost	19,763	26,888	418	456	162	155
Interest cost	18,197	22,381	939	1,183	233	302
Actuarial loss (gain)	(1,439)	(6,826)	—	828	(241)	(514)
Benefits paid	(37,424)	(55,831)	(1,485)	(6,054)	(856)	(803)
Medicare part D subsidy received	—	—	—	—	—	195
Administrative Expense	—	(1,035)	—	—	—	—
Benefit obligation at end of period	$834,057	$834,960	$43,027	$43,155	$10,952	$11,654

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2022, are expected to be at least $18.0 million, $2.8 million and $0.3 million, respectively. The Company contributed $18.0 million and $1.5 million to fund the qualified pension plan and the SERP during nine months ended September 30, 2022 and 2021. The Company contributed an immaterial amount to fund the other postretirement plans.

(7) Regulation and Rates

General Rate Case
PSE filed a general rate case (GRC) which includes a three year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three-rate years. PSE requested an overall rate of return of 7.39% in 2023; 7.44% in 2024; and 7.49% in 2025. The filing requested recovery of forecasted plant additions through 2022 as required by Revised Code of Washington 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan. The Washington Commission issued a procedural schedule and the case is pending. In August 2022, three separate partial multiparty settlement agreements were reached. For further details regarding the partial settlement agreements, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report. The Company cannot predict the outcome of the case at this time.
PSE filed a GRC with the Washington Commission on June 20, 2019 requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. On July 8, 2020, the Washington Commission issued its order on PSE’s 2019 GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.8% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s PGA deferral to mitigate the impact of the rate increase in response to the economic instability created by the COVID-19 pandemic. This reduced the electric revenue increase to approximately $0.9 million, or 0.1%, and the natural gas increase to $1.3 million, or 0.2%, and became effective October 15, 2020 and October 1, 2020, respectively.

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
On September 30, 2022, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2022 electric or natural gas decoupling revenue. At September 30, 2021, the analysis estimated $2.0 million of electric deferred revenue not to be collected within 24 months of the annual period in 2021; therefore, a reserve adjustment was booked to 2021 electric decoupling revenue. At September 30, 2021, natural gas deferred revenue was estimated to be collected within 24 months of the annual period in 2021; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.

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

For the nine months ended September 30, 2022, in its PCA mechanism, PSE under recovered its allowable costs by $12.5 million of which zero was apportioned to customers and $1.0 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $49.7 million for the nine months ended September 30, 2021, of which $20.3 million was apportioned to customers and accrued $1.2 million of interest on the total deferred customer balance.

Power Cost Adjustment Clause Filing
On July 8, 2020, the Washington Commission issued the final order in Dockets UE-190529 and UG-190530, which instructed PSE to remove Schedule 95 collection on decoupling allowed rates for Special Contracts, which will be included in allowed rates under the Decoupling Schedule 142 effective October 15, 2020.
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
On October 21, 2022, PSE filed with the Washington Commission to change PGA rates effective November 1, 2022. As part of that filing, PSE requested an annual revenue increase of $155.3 million; where PGA rates, under Schedule 101, increase annual revenue by $142.1 million, and the tracker rates under Schedule 106, increase annual revenue by $13.2 million.

The following table presents the PGA mechanism balances and activity at September 30, 2022 and December 31, 2021:

Puget Sound Energy
(Dollars in Thousands)	At September 30,	At December 31,
PGA receivable balance and activity	2022	2021
PGA receivable beginning balance	$57,935	$87,655
Actual natural gas costs	295,795	364,775
Allowed PGA recovery	(305,458)	(396,236)
Interest	1,154	1,741
PGA receivable ending balance	$49,426	$57,935

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get to Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. At September 30, 2022 and December 31, 2021, PSE deferred $10.5 million and $6.6 million of depreciation expense for GTZ, respectively. In addition to the deferral of depreciation expense, PSE had also requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the Company’s currently authorized after tax rate of return, or 6.89%. The ruling authorized PSE to amortize deferred GTZ expenses as proposed in the original GRC filing. The ruling also allows continued deferral of the depreciation expense associated with GTZ investments not already approved for recovery with a book life of 10 years or less, through PSE's then-next GRC, which PSE filed on January 31, 2022, and is currently pending. Finally, the final order set the rate at which PSE could defer and recover carrying charges from PSE’s authorized rate of return to the quarterly interest rate established by the Federal Energy Regulatory Commission (FERC).

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
On March 28, 2021, the Washington Commission approved PSE’s CACAP-2 (Dockets UE-210137 and UG-210138). With a program budget of $20.0 million for electric customers and $7.7 million for natural gas customers, CACAP-2, which ran from April 12, 2021, to March 29, 2022, provided up to $2,500 in bill assistance in arrearages per year for each qualifying low-income household.
On October 15, 2021, PSE submitted for the Washington Commission’s review and approval a Supplemental CACAP (Dockets UE-210792 and UG-210793) filing to continue assistance for PSE customers facing financial hardship due to COVID-19. The Washington Commission approved the Supplemental CACAP program to be effective on November 15, 2021. The Supplemental CACAP would utilize carry-over funds not expended in any prior years under PSE’s Schedule 129 Home Energy Lifeline Program (HELP), with a combined total budget of $34.5 million for both electric and natural gas residential customers (capped at $23.7 million and $10.8 million, respectively). Supplemental CACAP benefits offered to cover a qualifying residential customer’s past due balance, up to $2,500. PSE applied the Supplemental CACAP benefits automatically, with an opt-out option, in December 2021.

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the nine months ended September 30, 2022, PSE incurred $6.8 million in weather-related electric transmission and distribution system restoration costs, of which $0.2 million was deferred as regulatory assets related to storms that occurred in 2021. This compares to $29.0 million incurred in weather-related electric transmission and distribution system restoration costs for the nine months ended September 30, 2021, of which the Company deferred $19.0 million and $0.2 million as regulatory assets related to storms that occurred in 2021 and 2020, respectively. Under the 2017 GRC Order, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

(8) Commitments and Contingencies

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025 as part of the 2019 GRC. The 2017 GRC repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4. On September 2, 2022, PSE and Talen Energy reached an agreement to transfer PSE's ownership interest in Colstrip Units 3 and 4 to Talen Energy on December 31, 2025. Management evaluated Colstrip Units 3 and 4 and determined that the applicable held for sale accounting criteria were not met as of September 30, 2022. As such, Colstrip Units 3 and 4 are classified as Electric Utility Plant on the Company's balance sheet as of September 30, 2022.
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
On May 19, 2021, PSE along with the Colstrip owners, Avista Corporation, PacifiCorp and Portland General Electric Company filed a lawsuit against the Montana Attorney General challenging the constitutionality of Montana Senate Bill 266. On October 13, 2021, the United States District Court for the District of Montana issued a preliminary injunction finding it likely that Senate Bill 266 unconstitutionally violates the Commerce Clause and Contract Clause of the United States Constitution. Since then, a motion for summary judgment was filed requesting a permanent injunction against enforcement of Senate Bill 266. On September 29, 2022, the magistrate judge in the District Court proceeding issued a recommendation to the presiding U.S. District Court Judge that a permanent injunction against enforcement of Senate Bill 266 be granted. On October 18, 2022, the U.S. District Court Judge accepted in full the magistrate judge recommendation for a permanent injunction against enforcement of Senate Bill 266.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, during the nine months ended September 30, 2022, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $466.6 million through 2031.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(9)  Leases

As of September 30, 2022, there have been no material changes regarding the Company's leases. For further information, see Part II, Item 8, Note 9, "Leases" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Short-Term Debt
As of September 30, 2022, $102.0 million was outstanding under the commercial paper program at PSE. For further information, see Part II, Item 8, Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Credit Facilities
On May 16, 2022, Puget Energy entered into an $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the Secured Overnight Funding Rate (SOFR), as the LIBOR is being discontinued in 2023. The proceeds of the PE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. As of September 30, 2022, $93.3 million was drawn and outstanding under the facility, of which $34.3 million was classified as long-term debt and $59.0 million was classified as short-term debt.
On May 16, 2022, PSE entered into an $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the SOFR, as the LIBOR is being discontinued in 2023. The proceeds of the PSE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. As of September 30, 2022, no amount was drawn under PSE's credit facility.
On September 26, 2022, PE borrowed $50.0 million on the credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds will be used for general corporate purposes.
For further information, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for period ended September 30, 2022 compared to 2021. For discussion related to the results of operations and changes in financial condition for period ended September 30, 2021 compared to 2020 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended September 30, 2021, Form 10-Q, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and Puget Sound Energy's Form 10-K for the period ended December 31, 2021. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the U.S. Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations, including the Coronavirus disease 2019 (COVID-19) pandemic.

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
Due to business disruptions caused by the COVID-19 pandemic, the Company incurred increased costs and partially offset cost savings. On September 3, 2020, the Company filed an accounting petition with the Washington Commission, requesting authorization to defer the costs and foregone revenue net of offsets associated with the COVID-19 public health emergency. On November 6, 2020, PSE filed a revised petition which was approved on December 10, 2020 by the Washington Commission granting PSE's accounting petition in part by allowing the deferral of COVID-19 incremental costs and foregone revenue net of offsets. As of September 30, 2022, PSE deferred $28.1 million specific to COVID-19 net of offsets.
On March 27, 2020, the U.S. Government enacted the CARES Act, which provided approximately $2 trillion of economic relief and stimulus to support the national economy during the COVID-19 pandemic. This package included support for individuals, large corporations, small business, and health care entities, among other affected groups. Among other provisions, the CARES Act includes modifications to corporate income tax provisions, including temporary suspension of certain payment requirements for the employer portion of social security taxes. As a result of these modifications, the Company deferred payroll taxes totaling $6.8 million as of September 30, 2022.
Further detail regarding the factors and trends affecting performance of the Company during the nine months ended September 30, 2022, is set forth below in this "Overview" section as well as in other sections of Management's Discussion and Analysis.

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

General Rate Case
PSE filed a general rate case (GRC) which includes a three year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three-rate years. PSE requested an overall rate of return of 7.39% in 2023; 7.44% in 2024; and 7.49% in 2025. The filing requested recovery of forecasted plant additions through 2022 as required by Revised Code of Washington 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan. The Washington Commission issued a procedural schedule and the case is pending. The Company cannot predict the outcome of the case at this time.
In August 2022, three separate partial multiparty settlement agreements were reached. On August 5, 2022, parties filed an unopposed partial multiparty settlement agreement relating to the Voluntary Long Term Renewable Energy Purchase rider, known as Green Direct, resolving the method for calculating the energy credit Green Direct customers receive, among other matters. On August 26, 2022, six of the sixteen parties, including PSE, filed a partial multiparty settlement agreement with the Washington Commission determining that the regulated portion of the Tacoma LNG Facility will be included in rates, as a tracker, beginning November 2023. Also, on August 26, 2022, twelve of the sixteen parties, including PSE, filed a partial multiparty settlement agreement with the Washington Commission for the remaining items in the GRC (GRC settlement). The GRC settlement agreement sets a two year rate plan instead of a three year plan as originally filed, provides a capital structure of 49.0% equity and 51.0% debt, and a return on equity of 9.4% with an overall rate of return of 7.16%. The settlement also provides a combined electric tariff change that would result in a base revenue increase of $223.5 million in year one, and of $38.5 million in year two, or 9.7% and 1.6%. The settlement also provides a combined natural gas tariff change that would result in a base increase of $70.8 million in year one and $19.5 million in year two, or 6.4% and 1.7%. The final outcome is still pending.

PSE filed a GRC with the Washington Commission on June 20, 2019 requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. On July 8, 2020, the Washington Commission issued its order on PSE’s 2019 GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.8% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s purchased gas adjustment (PGA) deferral to mitigate the impact of the rate increase in response to the economic uncertainty created by the COVID-19 pandemic. This reduced the electric revenue increase to approximately $0.9 million, or 0.1% and the natural gas increase to $1.3 million, or 0.2% and became effective October 15, 2020 and October 1, 2020, respectively.
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
On September 30, 2022, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for U.S. Generally Accepted Accounting Principles (GAAP) purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2022 electric or natural gas decoupling revenue. At September 30, 2021, the analysis estimated $2.0 million of electric deferred revenue not to be collected within 24 months of the annual period in 2021; therefore, a reserve adjustment was booked to 2021 electric decoupling revenue. Whereas, at September 30, 2021, natural gas deferred revenue was estimated to be collected within 24 months of the annual period in 2021; therefore, no reserve adjustment was booked to 2021 natural gas decoupling revenue.

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
For the nine months ended September 30, 2022, in its PCA mechanism, PSE under recovered its allowable costs by $12.5 million of which zero was apportioned to customers and $1.0 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $49.7 million for the nine months ended September 30, 2021, of which $20.3 million was apportioned to customers and $1.2 million of interest was accrued on the total deferred customer balance.

Power Cost Adjustment Clause Filing
PSE updated its Schedule 95 rates in the Power Cost Adjustment Clause tariff to reflect the transition fee as required by Section 12 of the Special Contract. Additionally, Schedule 95 rates also include portions of fixed power cost adjustments per the allowed decoupling rate re-allocation resulting from a Special Contract customer becoming a transportation customer as well as small variable power cost adjustments.
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
______________
1 The Schedule 95 PCA mechanism rates from the prior year that recover the 2019 imbalance (effective December 1, 2020) have been extending through December 31, 2022 to recover the imbalance attributable to 2020. PSE filed the PCA imbalance rate extension with the Washington Commission to recover PCA imbalance attributable to 2021 from January 1, 2023 to November 30, 2023.
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

Low Income Program Tracker Tariff
The Low Income Tracker Tariff recovers changes in costs for the low income bill payment assistance program (as approved in Washington Commission Docket UE-011570). The annual filing requests these changes through the existing low income program funding mechanism previously approved by the Washington Commission. The mechanism allows PSE to periodically adjust its electric and natural gas rates to reflect changes in actual sales and costs. Rates change annually on October 1. Included in the electric rate effective October 1, 2022, is the recovery of $25.6 million from the COVID-19 bill assistance program established in Docket U-200281 and deferred under the accounting petition approved in Docket UE-200780.
The following table sets forth the low income program funding adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2022	1.1%	$25.8
October 1, 2021	0.3	5.8

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

Cost Recovery Mechanism
The purpose of the cost recovery mechanism (CRM) is to recover costs related to projects included in PSE's pipeline replacement program plan on file with the Washington Commission with the intended effect of enhancing the safety of the natural gas distribution system. Rates change annually on November 1. In its 2022 GRC, PSE has requested recovery of its natural gas CRM investments in the multiyear rate plan and, if approved, will no longer use the CRM annual filing to recover these pipeline replacement program investments.
The following table sets forth CRM rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2022	0.4%	$4.6
November 1, 2021	0.5	4.9
November 1, 2020	1.2	10.6

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
On October 21, 2022, PSE filed with the Washington Commission to change PGA rates effective November 1, 2022. As part of that filing, PSE requested an annual revenue increase of $155.3 million; where PGA rates, under Schedule 101, increase annual revenue by $142.1 million, and the tracker rates under Schedule 106, increase annual revenue by $13.2 million.

The following table presents the PGA mechanism balances and activity at September 30, 2022 and December 31, 2021:

(Dollars in Thousands)	September 30,	December 31,
PGA receivable balance and activity	2022	2021
PGA receivable beginning balance	$57,935	$87,655
Actual natural gas costs	295,795	364,775
Allowed PGA recovery	(305,458)	(396,236)
Interest	1,154	1,741
PGA receivable ending balance	$49,426	$57,935

The following table sets forth the PGA rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective date:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2022	14.9%	$155.3
November 1, 2021	5.8	59.1
November 1, 2020	7.7	70.0
October 1, 2020	(3.9)	(35.5)

Low Income Program Tracker Tariff
The Low Income Tracker Tariff recovers changes in costs for the low income bill payment assistance program (as approved in Washington Commission Docket UG-011571). The annual filing requests these changes through the existing low income program funding mechanism previously approved by the Washington Commission. The mechanism allows PSE to periodically adjust its electric and natural gas rates to reflect changes in actual sales and costs. Rates change annually on October 1.
The following table sets forth the low income program funding adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2022	(0.04)%	$(0.4)
October 1, 2021	(0.3)	(3.0)

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
The Washington Commission approved a second phase of the Green Direct product in 2018. The phase 2 project is the 150 MW Lund Hill Solar facility located in Klickitat County, Washington. The solar facility achieved full commercial operations on October 19, 2022 and will serve an additional twenty customers who enrolled in 2018. On March 1, 2021, the associated power purchase agreement went into effect under an interim supply agreement for renewable energy delivered to PSE’s system; and thus, the phase 2 customers began receiving renewable energy under their agreement on March 1, 2021. All Green Direct customers are now receiving a blend of the phase 1 wind and the renewable energy delivered under the phase 2 power purchase agreement.

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

On March 28, 2021, the Washington Commission approved PSE’s CACAP-2 (Dockets UE-210137 and UG-210138). With a program budget of $20.0 million for electric customers and $7.7 million for natural gas customers, CACAP-2, which ran from April 12, 2021, to March 29, 2022, provided up to $2,500 in bill assistance in arrearages per year for each qualifying low-income household.
On October 15, 2021, PSE submitted for the Washington Commission’s review and approval a Supplemental CACAP (Dockets UE-210792 and UG-210793) filing to continue assistance for PSE customers facing financial hardship due to COVID-19. The Washington Commission approved the Supplemental CACAP program to be effective on November 15, 2021. The Supplemental CACAP would utilize carry-over funds not expended in any prior years under PSE’s Schedule 129 Home Energy Lifeline Program (HELP), with a combined total budget of $34.5 million for both electric and natural gas residential customers (capped at $23.7 million and $10.8 million, respectively). Supplemental CACAP benefits offered to cover a qualifying residential customer’s past due balance, up to $2,500. PSE applied the Supplemental CACAP benefits automatically, with an opt-out option, in December 2021.
For additional information, see Note 7, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

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

Regulatory Compliance Costs and Expenditures
PSE's operations are subject to extensive federal, state and local laws and regulations. These regulations cover electric system reliability, natural gas pipeline system safety and energy market transparency, among other areas. Environmental laws and regulations related to PSE's operations, including protection of air and water quality, climate change mitigation and endangered species protection, waste handling and disposal (including generation by-products such as coal ash), remediation of contamination and siting new facilities also impact the Company's operations. PSE must spend significant resources to fulfill requirements set by regulatory agencies, many of which have greatly expanded mandates on measures including resource planning, site remediation, energy and emissions monitoring, pollution control equipment and pollution-related abatement and fees.
Compliance with these or other future laws and regulations, particularly those pertaining to climate change mitigation, could require significant capital expenditures by PSE and may adversely affect PSE's financial position, results of operations, cash flows and liquidity.

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three months and nine months ended September 30, 2022 and September 30, 2021.

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

The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating income (loss)	$(24,637)	$137,788	$399,113	$545,951
Electric operating revenue	714,122	613,386	2,064,830	1,935,800
Purchased electricity	(257,411)	(190,928)	(708,005)	(558,853)
Electric generation fuel	(105,551)	(92,883)	(212,693)	(209,749)
Residential exchange	15,712	16,491	55,565	59,885
Utility electric margin (non-GAAP)	$366,872	$346,066	$1,199,697	$1,227,083
Natural gas operating revenue	128,665	122,808	791,067	710,838
Purchased natural gas	(38,821)	(35,518)	(308,606)	(253,362)
Utility natural gas margin (non-GAAP)	$89,844	$87,290	$482,461	$457,476
Other operating revenue	10,548	34,042	33,216	53,074
Unrealized gain (loss) on derivative instruments, net	(62,709)	88,517	59,939	172,795
Utility operation and maintenance	(157,246)	(143,873)	(488,479)	(454,580)
Non-utility expense and other	(10,673)	(23,920)	(35,329)	(42,290)
Depreciation and amortization	(190,174)	(181,863)	(573,934)	(611,989)
Taxes other than income taxes	(71,099)	(68,471)	(278,458)	(255,618)
Operating income (loss)	$(24,637)	$137,788	$399,113	$545,951

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended September 30, 2021 and 2022:

Electric Margin
Three Months Ended
2021 to 2022 comparison
$ (Millions)
500
450
400
350
300
$346.1
$34.5
$65.2
$(9.4)
$5.6
$4.9
$(66.5)
$(12.7)
$(0.8)
$366.9
2021 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue*
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2022 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended September 30, 2021 Compared to 2022
Electric Operating Revenue
Electric operating revenues increased $100.7 million from the prior year primarily due to an increase in sales to other utilities of $65.2 million, an increase in electric retail sales of $34.5 million, an increase in other decoupling revenue of $5.6 million and an increase in transportation and other revenue of $4.9 million; partially offset by a decrease in decoupling revenue of $9.4 million. These items are discussed in detail below.
•Electric retail sales increased $34.5 million due to an increase of $25.6 million from an increase in retail electricity usage of 5.0% and an increase of $8.9 million in rates compared to the prior year . The increase in retail usage was due to an increase in residential and commercial usage of 5.9% and 3.7%, respectively. Residential usage increased due to an increase in cooling degree days of 44.4% due to higher than normal temperatures in three months ended September 30, 2022. The increase in commercial usage was also driven by employees returning to work after business shut downs and lack of staffing in 2021 due to COVID-19. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent Conservation rider effective May 1, 2022. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for rate changes.

•Sales to other utilities increased $65.2 million due to an 85.8% increase in electric wholesale price driven by increases in natural gas prices nationwide that fuel natural gas-fired electric generation, following constrained supply along with increased demand from overseas markets. PSE utilized natural gas-fired generation to sell power to California in the beginning of September 2022 when California had peak Federal Energy Regulatory Commission (FERC) prices of $1,000/MW, this contributed to an increase in sales volume of 3.7%.
•Decoupling revenue decreased $9.4 million primarily attributable to a $4.8 million and $4.6 million decrease in delivery and fixed production cost (FPC) deferral revenues, respectively. This was primarily driven by lower allowed revenue per customer and increased usage for delivery deferral revenues as well as increased usage for FPC deferral revenues. As a result, allowed revenues were lower than actual decoupling deferral revenues by a greater margin in the current year compared to the prior year.
•Other decoupling revenue increased $5.6 million primarily due to decreased amortization of prior year undercollections. This was driven by decreased amortization rates. Additionally, the amortization of prior year overcollections from residential customers began in May 2022, which further increased other decoupling revenue.
•Transportation and other revenue increased $4.9 million primarily due to a $16.1 million increase in non-core natural gas financial hedging gains. This was partially offset by a decrease of $8.2 million related to the IRS PLR which includes revenue recognition in 2021 and amortization of the PLR to offset recovery through rates in 2022, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report.

Electric Power Costs
Electric power costs increased $79.9 million primarily due to an increase of $66.5 million of purchased electricity costs and an increase of electric generation fuel costs of $12.7 million. These items are discussed in detail below.
•Purchased electricity expense increased $66.5 million due to a 25.8% increase in wholesale electricity purchase volumes and an increase in average wholesale purchase prices of 7.2%. The increase in volume was driven by load and a decrease in natural gas-fired generation of 14.4% resulting from lower market heat rates as natural gas prices increased at a higher rate than power prices.
•Electric generation fuel increased $12.7 million primarily due to a $9.4 million increase in natural gas-fired generation fuel costs due to 30.7% higher unit production costs from higher natural gas prices, as discussed above in sales to other utilities. Additionally, Colstrip Units 3 and 4 variable fuel expense increased $3.3 million due to a 6.3% increase in coal used for production and a 18.2% increase in the average price per ton.

The following chart displays the details of PSE's electric margin changes for the nine months ended September 30, 2021 and 2022:

Electric Margin
Nine Months Ended
2021 to 2022 comparison
1,600
1,400
1,200
1,000
$ (Millions)
$1,227.1
$127.4
$55.2
$(19.1)
$(2.4)
$(32.1)
$(149.2)
$(2.9)
$(4.3)
$1,199.7
2021 Electric Margin
Electric Retail Sales
Sales to Other utilities
Decoupling Revenue
Other decoupling revenue*
Transportation and Other Revenue
Purchased electricity
Electric Generation fuel
Residential Exchange
2022 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine Months Ended September 30, 2021 Compared to 2022
Electric Operating Revenue
Electric operating revenues increased $129.0 million from the prior year primarily due to an increase in electric retail sales of $127.4 million and an increase in sales to other utilities of $55.2 million; partially offset by decreases in transportation and other revenues of $32.1 million, decoupling revenue of $19.1 million, and other decoupling revenue of $2.4 million.
•Electric retail sales increased $127.4 million due to an increase of $80.5 million in rates compared to the prior year and an increase of $46.9 million from an increase in retail electricity usage of 2.7%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent Conservation rider and PCORC effective May 1, 2022 and July 1, 2021, respectively. See Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for all rate changes. The increase in retail usage was due to an increase in residential and commercial usage of 2.7% and 2.9%, respectively. Residential usage increased due to an 10.5% increase in heating degree days due to lower than normal temperatures, primarily in the 2nd quarter of 2022 and a 3.2% increase in cooling degree days due to higher than normal temperatures, primarily in the 3rd quarter of 2022. The increase in commercial usage was driven by employees returning to work after business shut downs and lack of staffing in 2021 due to COVID-19.
•Sales to other utilities increased $55.2 million due to a 69.0% increase in in electric wholesale price driven by increases nationwide in prices of natural gas, that fuel natural gas-fired electric generation, following constrained supply along with increased demand from overseas markets. The increase from pricing was partially offset by lower sales volume of 13.2%, which was the result of decreased volume from natural gas-fired generation of 34.8%, driven by natural gas pricing pressure.

•Decoupling revenue decreased $19.1 million primarily attributable to a $5.2 million and $13.9 million decrease in delivery and FPC deferral revenues, respectively. This was primarily driven by lower allowed revenue per customer and increased usage for delivery deferral revenues as well as increased usage for FPC deferral revenues. As a result, allowed revenues were lower than actual decoupling deferral revenues by a greater margin in the current year compared to the prior year.
•Other decoupling revenue decreased $2.4 million primarily due to a $3.0 million decrease related to GAAP alternative revenue program recognition guidelines. As of the nine months ended September 30, 2021, there were $8.0 million of deferred 2020 GAAP alternative decoupling revenues that were recognized, which was partially offset by $2.0 million in deferred 2021 GAAP alternative decoupling revenues. As of the nine months ended September 30, 2022, there were $3.0 million of deferred 2021 GAAP alternative decoupling revenues that were recognized. Additionally, other decoupling revenue increased $0.6 million due to decreased amortization of prior year undercollections.
•Transportation and other revenue decreased $32.1 million primarily due to no production tax credit (PTC) deferral revenue for the re-purpose of the PTCs in 2022 compared to $45.6 million in 2021 and a decrease of $32.7 million related to the IRS PLR which includes revenue recognition in 2021 and amortization of the PLR to offset recovery through rates in 2022, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report. The decreases were partially offset by an increase in net wholesale non-core natural gas sales of $50.4 million, which was primarily due to a $42.0 million increase in natural gas financial hedging gains. Additionally, there was a net $8.3 million increase due to wholesale non-core gas sales. The increase was due to a $108.6 million increase in wholesale sales driven by an 10.6% increase in natural gas sales volume at an average price that was 71.6% higher in 2022 compared to 2021; wholesale non-core natural gas sales were primarily offset by a $100.3 million increase in the cost of the gas sold due to higher average prices and increased volume.

Electric Power Costs
Electric power costs increased $156.4 million primarily due to an increase of $149.2 million of purchased electricity costs, a decrease of $4.3 million of residential exchange credits and an increase of electric generation fuel costs of $2.9 million. These items are discussed in detail below.
•Purchased electricity expense increased $149.2 million due to a 22.2% increase in wholesale electricity purchase volumes driven by a 34.5% increase in Mid-Columbia hydro energy purchases. The increase was due to load and decreased gas-fired electric generation of 34.8% caused by lower market heat rates as natural gas prices increased at a higher rate than power prices; and a 3.7% increase in average wholesale purchase prices.
•Electric generation fuel increased $2.9 million due to an increase in Colstrip Units 3 and 4 variable fuel expense of $7.4 million due to a 8.2% increase in coal used for production and a 14.7% increase in the average price per ton; partially offset by a $4.5 million decrease in natural gas-fired generation fuel costs as natural gas-fired generation decreased 34.8% driven by lower market heat rates as natural gas prices increased at a higher rate than power prices; this was partially offset by 49.5% higher unit production costs due to higher natural gas prices, as discussed above in sales to other utilities.
•Residential Exchange credits decreased by $4.3 million due to a 0.4% change to the amount of credits to be passed back to customers effective November 1, 2021, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report; partially offset by an increase in residential usage of 2.7% as discussed above in electric retail sales.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended September 30, 2021 and 2022:

Natural Gas Margin
Three Months Ended
2021 to 2022 comparison
$ (Millions)
150
100
50
0
$87.3
$1.0
$2.0
$0.7
$2.1
$(3.3)
$89.8
2021 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2022 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended September 30, 2021 Compared to 2022
Natural Gas Operating Revenue
Natural gas operating revenue increased $5.8 million due to increases in transportation and other revenue of $2.1 million, decoupling revenue of $2.0 million, retail sales of $1.0 million and other decoupling revenue of $0.7 million. These items are discussed in detail below.
•Natural gas retail sales revenue increased $1.0 million primarily due to an increase in rates of $10.9 million, which was partially offset by a decrease of $9.9 million due to a decrease in natural gas load of 6.1%. The increase in rates is due to the tariffs filed pursuant to the Company's most recent Conservation rider effective May 1, 2022, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes. The decrease in load is primarily driven by a 10.2% decrease in residential usage, which was due to a decrease in heating degree days of 64.7%.

•Decoupling revenue increased $2.0 million primarily attributable to decreased usage in the current period compared to the same period in 2021. This resulted in actual natural gas revenues being lower than allowed natural gas revenues in the current period, whereas in the same period in 2021, actual revenues were higher than allowed revenues.
•Transportation and other revenue increased $2.1 million primarily due to LNG return deferral revenue of $5.1 million in 2022.

Natural Gas Energy Costs
•Purchased natural gas expense increased $3.3 million due to an increase in the PGA rates in November 2021 and partially offset by a decrease in natural gas usage of 6.1% as stated in the natural gas retail sales section above.

The following chart displays the details of PSE's natural gas margin changes for the nine months ended September 30, 2021 and 2022:

Natural Gas Margin
Nine Months Ended
2021 to 2022 comparison
600
500
400
$ (Millions)
$457.5
$93.4
$(12.0)
$(6.1)
$4.9
$(55.2)
$482.5
2021 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2022 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine Months Ended September 30, 2021 Compared to 2022
Natural Gas Operating Revenue
Natural gas operating revenue increased $80.2 million primarily due to an increase of $93.4 million in total retail sales and a $4.9 million increase in transportation and other revenue; partially offset by a decrease of $12.0 million in decoupling revenue and a decrease of $6.1 million in other decoupling revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $93.4 million primarily due to an increase in rates of $49.4 million and an increase of $44.0 million due to an increase in natural gas load of 6.2%. The increase in rates is due to the PGA increase effective November 1, 2021, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report for natural gas rate changes. The increase in load is driven by an increase of commercial and residential usage of 10.3% and 4.4%, respectively. The increase in commercial usage was driven by employees returning to work after business shut downs and lack of staffing in 2021 due to COVID-19. Residential usage increased due to an increase in heating degree days of 10.5% due to lower than normal temperatures in the second quarter of 2022.
•Decoupling revenue decreased $12.0 million primarily attributable to increased usage in the current period and lower allowed revenue per customer compared to the same period in 2021. This resulted in actual natural gas revenues being higher than allowed natural gas revenues in the current period, whereas in the same period in 2021, actual revenues were lower than allowed revenues.

•Other decoupling revenue decreased $6.1 million due to an increase in current period amortization of prior year revenues compared to the same period in 2021. This is attributable to increased usage in the current period as well as increased amortization rates, both of which increase the rate at which deferral revenues are recovered from customers.
•Transportation and other revenue increased $4.9 million primarily due to LNG return deferral revenue of $13.8 million in 2022; partially offset by a decrease of $6.4 million related to the IRS PLR which included revenue recognition in 2021 and amortization of the PLR to offset recovery through rates in 2022, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report.

Natural Gas Energy Costs
•Purchased natural gas expense increased $55.2 million due to an increase in the PGA rates in November 2021 and an increase in natural gas usage of 6.2% as stated in the natural gas retail sales section above.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended September 30, 2021 and 2022:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2021 to 2022 comparison

$ (Millions)
600
500
400
300
$393.3
$151.2
$13.4
$(13.2)
$8.3
$2.6
$0.7
$6.2
$(27.4)
$535.1
2021 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2022 Expenses (Income)

Three Months Ended September 30, 2021 Compared to 2022

•Net unrealized (gain) loss on derivative instruments decreased $151.2 million to a net loss of $62.7 million for the three months ended September 30, 2022. The primary driver was the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices decreased 22.1% resulting in a $72.2 million loss for electric. Natural gas prices decreased 28.9% resulting in a $26.4 million loss for natural gas. Additionally, the net settlements of electric trades previously recorded as $8.3 million in gain and of natural gas trades previously recorded at a $44.3 million gain. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" in the Combined Notes to the Consolidated Financial Statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $13.4 million primarily due to increases in the following: (i) $2.7 million of executive compensation due to additional executives, (ii) $2.4 million of other generation maintenance costs due to higher wind turbine maintenance, (iii) $2.0 million increase in the non-service cost component of the qualified pension net periodic benefit cost in 2022 compared to 2021, (iv) $1.6 million in outside consulting fees related to corporate strategy work, (v) $1.3 million of customer service expense due to higher low income assistance, (vi) $1.2 million of miscellaneous distribution expense due to higher green power program expenses and higher administrative and general expenses in 2022 as compared to 2021, due to fewer COVID-19 restrictions and return to office, (vii) $1.1 million increase in Washington Commission filing fees related to the GRC filing and (viii) $1.0 million in credit card payment and bill processing expenses.
•Non-utility expense and other expense decreased $13.2 million primarily due to $12.9 million related to the PWI land sale in 2021.

•Depreciation and amortization expense increased $8.3 million due to: (i) conservation amortization increased by $5.8 million due to an increase in conservation rider rates effective May 1, 2022, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report, (ii) common general plant depreciation increased a net of $2.2 million or 32.1% from 2021 primarily due to $33.9 million in net additions of Advanced Metering Infrastructure (AMI) communication equipment, (iii) electric amortization increased by $2.0 million or 21.7% from 2021 primarily due to $19.1 million in net additions in intangible electric assets including a $16.5 million King County franchise renewal fee, (iv) electric distribution depreciation increased a net of $1.7 million or 4.4% from 2021 due to $241.4 million in net additions of electric distribution assets and (v) natural gas distribution depreciation increased $1.3 million or 4.2% from 2021 primarily due to $189.8 million in net additions in natural gas distribution assets. The increases were partially offset by: (i) common amortization decreased by $3.5 million, which was primarily driven by $26.2 million in net retirements of 3 to 5 year life common technology assets and (ii) natural gas amortization decreased by $2.1 million driven by $1.6 million of LNG depreciation expense deferral.
•Taxes other than income taxes increased $2.6 million primarily due to a $1.6 million increase in state excise tax and an increase of $1.2 million in municipal taxes, both of which were driven by the increase in retail revenue in 2022 as compared to 2021.

Other Income, Interest Expense and Income Tax Expense
•Interest expense increased $6.2 million primarily due to an increase of $2.7 million related to the PSE $450.0 million senior secured notes issued on September 15, 2021 and a $1.2 million increase related to interest expense recognized in conjunction with PSE's deferred compensation liability.
•Income tax expense decreased $27.4 million primarily driven by a decrease in pre-tax book income.

The following chart displays the details of PSE's operating expenses and other income (deductions) for the nine months ended September 30, 2021 and 2022:

Other Operating Expenses and Other Income (Deductions)
Nine Months Ended
2021 to 2022 comparison
1,750
1,500
1,250
1,000
$ (Millions)
$1,385.7
$112.9
$33.9
$(7.0)
$(38.1)
$22.8
$5.1
$6.0
$(19.9)
$1,501.4
2021 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2022 Expenses (Income)

Nine Months Ended September 30, 2021 Compared to 2022

•Net unrealized (gain) loss on derivative instruments decreased $112.9 million to a net gain of $59.9 million for the nine months ended September 30, 2022. The primary driver was the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices decreased 34.3% resulting in $37.2 million loss for electric. Natural gas prices decreased 26.1% resulting in a $23.0 million gain, as the gain in the first quarter of 2022 offset losses generated in the second and third quarter of 2022. Additional losses were driven by the net settlement of electric trades previously recorded as $22.3 million in gain and natural gas trades previously recorded as $76.4 million in gain. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $33.9 million primarily due to increases in the following: (i) $7.9 million of other generation maintenance costs due to increased wind turbine maintenance, (ii) $5.6 million in supervision, support and IT costs related to technology growth and resumption of training and travel expenses in 2022 due to fewer COVID-19 restrictions and return to office, (iii) $4.6 million increase in the non-service cost component of the qualified pension net periodic benefit cost, (iv) $4.3 million in Washington Commission and GRC related legal expense, (v) $2.7 million of underground line maintenance due to emergent outages response and restoration costs, (vi) $2.7 million of customer service expense due to low income assistance funding, (vii) $2.4 million of miscellaneous distribution expenses due to higher green power program expenses and administrative and general expenses, (viii) $2.1 million of distribution overhead line expense due to increased engineering and emergent electric work on overhead lines, (ix) $2.0 million of maintenance of general electric plant due to higher software and hardware expenses and (x) $1.5 million in credit card processing fees and call center related expenses. These increases were partially offset by a decrease of $4.7 million in overhead line maintenance due to fewer storm events in 2022 compared to 2021.

•Non-utility expense and other expense decreased $7.0 million primarily due to $12.9 million related to the PWI land sale in 2021. This decrease was partially offset by: (i) an increase of $3.8 million related to biogas purchase expense and (ii) an increase for the long-term incentive plan of $2.0 million due to estimated performance results, as compared to the prior year.
•Depreciation and amortization expense decreased $38.1 million due to: (i) electric amortization decreased by $41.3 million, which was primarily driven by $45.6 million less PTC amortization in 2022 as PSE fully utilized its PTC balance in 2021, (ii) common amortization decreased by $15.7 million, primarily driven by $26.2 million in net retirements of 3 to 5 year lived common technology assets and (iii) natural gas amortization decreased by $4.8 million, primarily driven by $3.9 million of LNG depreciation expense deferral. The decreases were partially offset by (i) common general plant depreciation increased by a net of $6.0 million or 29.2% from 2021 primarily due to $33.9 million in net additions of AMI communication equipment, (ii) conservation amortization increased by $5.9 million due to an increase in retail usage of 2.7% and 6.2% for electric and natural gas, respectively; and an increase in conservation rider rates effective May 1, 2022, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report, (iii) electric distribution depreciation increased by a net of $4.5 million, primarily due to $241.4 million in net additions of electric distribution assets, (iv) natural gas distribution depreciation increased by $4.0 million, primarily due to $189.8 million in net additions in natural gas distribution assets and (v) electric production depreciation increased by a net of $2.7 million, primarily due to $10.7 million in net additions of electric production assets.
•Taxes other than income taxes increased $22.8 million primarily due to a $11.0 million increase related to municipal taxes and an increase of $9.1 million related to the state excise tax driven by the increase in retail revenue in 2022 as compared to 2021.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $5.1 million primarily driven by increases of (i) $4.9 million in interest expense related to the deferred return for Puget LNG, per Washington Commission Docket UG-210918, (ii) $4.0 million in Washington Commission allowance for funds used during construction (AFUDC) due to a 27.6% increase in eligible CWIP and (iii) $1.9 million in the North American Electric Reliability Corporation standards compliance loss reserve in 2022 as compared to 2021. These increases were partially offset by an increase of $4.6 million in the non-service cost component of the qualified pension net periodic benefit cost for 2022 compared to 2021.
•Interest expense increased $6.0 million primarily driven by increases of (i) $9.2 million related to the PSE $450.0 million senior secured notes issued on September 15, 2021 and (ii) $1.7 million in finance lease interest expense. These increases were partially offset by: (i) a decrease of $3.1 million in monetized PTC interest expense and (ii) a decrease of $1.4 million related to the Lower Snake River treasury grant interest expense.
•Income tax expense decreased $19.9 million primarily driven by a decrease in pre-tax book income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended September 30, 2021 and 2022 is as follows:

PE Summary Results of Operation
Three Months Ended
2021 to 2022 comparison
100
0
-100
$ (Millions)
$49.6
$(141.9)
$(4.6)
$(0.5)
$(0.2)
$7.8
$(3.9)
$(93.7)
2021 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax Expense
2022 Puget Energy Net Income

Three Months Ended September 30, 2021 compared to 2022
Summary Results of Operation
Puget Energy’s net income decreased by $143.3 million, which is primarily attributable to a decrease in PSE's net income of $141.9 million, an increase in PLNG net loss of $4.6 million due to additional operational expenses as PLNG commenced commercial operations in February 2022 and an increase in income tax expense of $3.9 million due to a decrease in net loss in 2022. The decreases to PE results of operations were partially offset by a decrease in interest expense of $7.8 million which is a result of lower interest rates on outstanding debt as Puget Energy repaid $450.0 million 5.625% notes and issued $450.0 million 4.224% notes in March 2022. See Management's Discussion and Analysis, "Financing Program" included in Item 2 of this report for further details.

Puget Energy's net income (loss) for the nine months ended September 30, 2021 and 2022 is as follows:

PE Summary Results of Operation
Nine Months Ended
2021 to 2022 comparison
$ (Millions)
300
200
100
$293.8
$(138.0)
$(12.7)
$(1.3)
$(0.1)
$17.5
$(8.1)
$151.1
2021 Puget Energy Net Income
PSE Net Income
PLNG Net Income
Other Income
Non Utility expense and Other'
Interest Expense
Income Tax Expense
2022 Puget Energy Net Income

Nine Months Ended September 30, 2021 compared to 2022
Summary Results of Operation
Puget Energy’s net income decreased by $142.7 million, which is primarily attributable to a decrease in PSE's net income of $138.0 million, an increase in net loss of $12.7 million at PLNG due to additional operational expenses as PLNG commenced commercial operations in February 2022, and an increase in income tax expense of $8.1 million due to a decrease in net loss in 2022. The decreases were partially offset by a decrease in interest expense of $17.5 million which is a result of lower interest rates on outstanding debt as Puget Energy repaid $500.0 million of 6.00% notes and issued $500.0 million of senior secured notes at an interest rate of 2.379% in June 2021. Additionally, Puget Energy repaid a $210.0 million term loan in June, 2021. See Management's Discussion and Analysis, "Financing Program" included in Item 2 of this report for further details.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, during the nine months ended September 30, 2022, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $466.6 million through 2031.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The following are the Company's aggregate availability under commercial commitments as of September 30, 2022:

Puget Energy and Puget Sound Energy	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Commercial commitments:
PSE revolving credit facility	$800,000	$—	$—	$800,000	$—
Inter-company short-term debt	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	—	800,000	30,000
Puget Energy revolving credit facility	706,700	—	—	706,700	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,506,700	$—	$—	$1,506,700	$—

For further discussion, see Management's Discussion and Analysis, "Financing Program" in Item 2 of this report.

Off-Balance Sheet Arrangements
As of September 30, 2022, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  The Company adjusted capital expenditures, resulting in a decrease of $71.7 million compared to forecasted amounts for the nine months ended September 30, 2022. The decrease was primarily due to (i) project and permitting delays for the Lower Baker Dam grouting project, which is being pursued in order to comply with the FERC dam safety standards and to extend the life of the project to meet the 50 year FERC license; (ii) timing related variances with IT Data Center hardware refresh, and (iii) timing of the Dupont pipe replacement program. Construction expenditures, excluding equity AFUDC, totaled $721.8 million for the nine months ended September 30, 2022. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	Change
Net income	$213,950	$351,959	$(138,009)
Non-cash items[1]	429,194	391,584	37,610
Changes in cash flow resulting from working capital[2]	38,038	68,070	(30,032)
Regulatory assets and liabilities	11,210	(87,076)	98,286
Purchased gas adjustment	8,509	31,387	(22,878)
Other non-current assets and liabilities[3]	(26,034)	(9,484)	(16,550)
Net cash provided by operating activities	$674,867	$746,440	$(71,573)
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

Nine Months Ended September 30, 2022 compared to 2021
Cash generated from operations for the nine months ended September 30, 2022 decreased by $71.6 million including a net income decrease of $138.0 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items increased $37.6 million primarily due to: (i) a $112.9 million change from a net unrealized gain on derivative instruments of $172.8 million to a net unrealized gain on derivative instruments of $59.9 million, (ii) a $45.6 million change in PTC utilization, (iii) $24.7 million related to recognition of regulatory asset in 2021 as a result of the IRS PLR that concluded the EDIT methodology included in rates following the 2019 GRC order was impermissible, (iv) an increase of $5.9 million in conservation amortization and (v) a $1.2 million change in amortization of Tax Cuts and Jobs Act over collection. The increases were partially offset by: (i) a decrease in depreciation and amortization of $43.9 million, (ii) a decrease in deferred income taxes of $78.9 million, (iii) a deferral of return and depreciation expenses for PSE's share of Tacoma LNG investment of $8.9 million, (iv) a $18.9 million decrease due to deferral of energy exchange cost, (v) equity AFUDC of $2.1 million. For further details, see Management's Discussion and Analysis, "Other Operating Expenses" in Item 2 of this report.
•Cash flows resulting from changes in working capital decreased $30.0 million primarily due to accounts payable and taxes payable, which decreased faster than the same period last year that led to increased cash outflows of $42.2 million and $25.2 million, respectively. In addition, higher balances in materials and supplies and fuel and natural gas inventory increased cash outflows by $12.6 million and $26.6 million respectively. The cash outflows were partially offset by a cash inflow of $23.7 million due to the timing of accounts receivable collections, as the balance of account receivable decreased $126.5 million in the nine months ended September 30, 2022 compared to a decrease of $102.8 million during the same period of 2021. Further cash inflows were due to (i) deferral of energy exchange costs and decreases in other prepayment expenses of $34.6 million, (ii) higher accrued salary and wage expenses of $10.1 million, (iii) increased annual Washington Commission filing fee payables of $4.2 million and (iv) landlord incentives added $2.9 million cash flow.
•Cash flows resulting from regulatory assets and liabilities increased $98.3 million primarily due to: (i) a $22.0 million increase in the power cost adjustment mechanism, (ii) lower decoupling deferrals and higher decoupling cash collection in the first nine months of 2022 compared to same period in 2021, which resulted in $30.9 million cash inflow together, (iii) a $19.1 million cash inflow was related to a deferral of storm excess costs in 2021, (iv) a $12.7 million increase in low income program as result of accrued higher cost in 2021 to assist pandemic (COVID-19) affected families, (v) lower expenses and higher amortization led to an increase of $13.0 million cash inflow in property tax tracker, (vi) amortizing IRS PLR deferral balances contributed an addition of $14.4 million cash inflow, see Management's Discussion and Analysis, "Regulation and Rates" included in Item 2 of this report. The cash inflows were partially offset by a cash outflow of $10.7 million related to major maintenance, which was due to scheduled major inspections at several generation stations.

•Cash flow resulting from purchased gas adjustment decreased $22.9 million, which was driven by an increase in actual gas cost that exceeded the increase in allowed PGA recovery in 2022 compared to 2021. Increased natural gas prices led to an $76.7 million, or 34.8%, increase in actual gas costs in 2022 compared to 2021. Meanwhile, the total amount of allowed PGA recovery in 2022 increased only $53.8 million, or 21.4%, compared to 2021. The combined effect led to year-over-year cash outflow.
•Cash flow resulting from other non-current assets and liabilities decreased $16.6 million, which was mainly driven by the $11.0 million PWI land sale in Tumwater, Washington in 2021. In addition, a $2.4 million decrease was associated with fees paid for the new $800 million credit facility to replace the existing facility that PSE entered on May 16, 2022. Changes in accrual of other long-term expenses led to a decrease of $3.2 million.

Puget Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	Change
Net income	$(62,861)	$(58,155)	$(4,706)
Non-cash items[1]	34,777	7,747	27,030
Changes in cash flow resulting from working capital[2]	11,380	(16,937)	28,317
Other non-current assets and liabilities[3]	(7,008)	(7,964)	956
Net cash provided by operating activities	$(23,712)	$(75,309)	$51,597
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
Nine Months Ended September 30, 2022 compared to 2021
Cash generated from operations for the nine months ended September 30, 2022, in addition to the changes discussed at PSE above, increased by $51.6 million compared to the same period in 2021, which includes a net income decrease of $4.7 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items increased $27.0 million primarily due to higher non-cash inflows of $23.1 million related to changes in deferred taxes and an increase in amortization and depreciation of $3.9 million.
•Cash flow resulting from working capital increased $28.3 million primarily due to: (i) a $15.6 million increase, which was caused by the change in PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, which are eliminated upon consolidation of Puget Energy, (ii) changes in tax payable added $8.3 million cash inflow, (iii) an increased cash inflow of $5.5 million, which was driven by reduction of accrued interest expense as result of lower interest rates on debt, as Puget Energy repaid $500.0 million of 6.00% notes and issued $500.0 million of senior secured notes at an interest rate of 2.379% in June, 2021. Additionally, Puget Energy used an equity contribution from Puget Equico to pay off a $210.0 million term loan in June, 2021. See Management's Discussion and Analysis, "Financing Program" included in Item 2 of this report for further details.

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

As a result of the 2019 GRC outcome and the continuing negative impacts of tax reform on the Company's cash flows, Puget Energy and PSE's credit rating metrics were negatively impacted. In response to the 2019 GRC order, Moody's released an issuer comment stating the GRC outcome was credit negative but took no formal credit rating action. On July 23, 2020, S&P placed Puget Energy and PSE on CreditWatch with negative implications due the rate case outcome, but later revised to negative outlook. Fitch affirmed Puget Energy and PSE ratings but changed its outlook from stable to negative. On May 27, 2021, S&P revised Puget Energy’s and PSE’s ratings from negative to stable outlook. On June 1, 2021, Fitch also revised its outlook for PE and PSE to stable. Both actions were a result of the passage and signing into law of Washington Senate Bill 5295 which allows for multi-year rate plans and reduction of regulatory lag, as well as other actions taken by management to increase revenue via available rate recovery methods and management of internal expenses. Despite these actions, the rating agencies noted that a lack of sufficient regulatory rate relief over the relative near term could result in negative ratings implications. Although neither Puget Energy nor PSE have any debt whose maturity would be accelerated upon a ratings downgrade, a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing may negatively impact Puget Energy and PSE's future results of operations and could negatively impact their future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends, see Dividend Payment Restriction below for further details. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management continually monitors the credit rating environment for both Puget Energy and PSE, but cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers, particularly in the context of the COVID-19 pandemic.

Puget Sound Energy
Credit Facility
On May 16, 2022, PSE entered into a new $800 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the Secured Overnight Funding Rate (SOFR), as the London Interbank Offer Rate (LIBOR) is being discontinued in 2023. The proceeds of the PSE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million and has an expansion feature which, upon receipt of commitments from one or more lenders, could increase the total size of the facility up to $1.4 billion.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. PSE certifies its compliance with such covenants to participating banks each quarter. As of September 30, 2022, PSE was in compliance with all applicable covenant ratios.
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
As of September 30, 2022, no amount was drawn under PSE's credit facility and $102.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.3 million letter of credit in support of a long-term transmission contract and had $15.0 million issued under the standby letter of credit with TD Bank.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of September 30, 2022, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at September 30, 2022, PSE could issue:
•Approximately $1.7 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.8 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2022; and
•Approximately $891.0 million of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.5 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at September 30, 2022.
At September 30, 2022, PSE had approximately $8.3 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
In August 2022, PSE filed an S-3 shelf registration statement under which it may issue up to $1.4 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $1.4 billion was available to be issued. The shelf registration will expire in August 2025.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2022, approximately $1.3 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the merger order by the Washington Commission, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.8% at September 30, 2022, and the EBITDA to interest expense was 5.1 to 1.0 for the twelve months ended September 30, 2022.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At September 30, 2022, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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

Puget Energy
Credit Facility
On May 16, 2022, Puget Energy entered into a new $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the SOFR, as the LIBOR is being discontinued in 2023. The proceeds of the PE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. The Puget Energy revolving senior secured credit facility also has an accordion feature, upon receipt of commitments from one or more lenders, could increase the size of the facility up to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow at different interest rate options and includes variable fee levels. Interest rates may be based on a prime based rate or SOFR, in either case, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of September 30, 2022, there was $93.3 million drawn and outstanding under the facility. As of the date of this report, the spread over SOFR was 1.75% and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. As of September 30, 2022, Puget Energy was in compliance with all applicable covenants.
On September 26, 2022, PE borrowed $50.0 million on the credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds will be used for general corporate purposes.

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

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.7 to 1.0 for the twelve months ended September 30, 2022.
At September 30, 2022, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into public law. The IRA is intended to lower gasoline and electricity prices, increase energy security, and help consumers to afford emission-cutting technologies. In addition, the IRA will provide tax credits for clean electricity sources and renewable technologies, such as solar and wind. As of September 30, 2022, the IRA has no material financial impact on the Company, however the Company continues to assess the potential impacts of the legislation.

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

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025 as part of the 2019 GRC. The 2017 GRC repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4. On September 2, 2022, PSE and Talen Energy reached an agreement to transfer PSE's ownership interest in Colstrip Units 3 and 4 to Talen Energy on December 31, 2025. Management evaluated Colstrip Units 3 and 4 and determined that the applicable held for sale accounting criteria were not met as of September 30, 2022. As such, Colstrip Units 3 and 4 are classified as Electric Utility Plant on the Company's balance sheet as of September 30, 2022.
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

On May 19, 2021, PSE along with the Colstrip owners, Avista Corporation, PacifiCorp and Portland General Electric Company filed a lawsuit against the Montana Attorney General challenging the constitutionality of Senate Bill 266. On October 13, 2021, the United States District Court for the District of Montana issued a preliminary injunction finding it likely that Senate Bill 266 unconstitutionally violates the Commerce Clause and Contract Clause of the United States Constitution. Since then, a motion for summary judgment was filed requesting a permanent injunction against enforcement of Senate Bill 266. On September 29, 2022, the magistrate judge in the District Court proceeding issued a recommendation to the presiding U.S. District Court Judge that a permanent injunction against enforcement of Senate Bill 266 be granted. On October 18, 2022 the U.S. District Court Judge accepted in full the magistrate judge recommendation for a permanent injunction against enforcement of Senate Bill 266.

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
The Climate Commitment Act will regulate PSE both as an electric utility and as a natural gas distribution utility. PSE will be required to obtain emission allowances or offset credits for GHG emissions associated with electricity generated or imported into the state if the emissions associated with this generation exceed 25,000 metric tons of carbon dioxide equivalent per year. As an electric utility subject to Washington’s CETA, which is discussed above, PSE will receive some emission allowances at no cost through 2050 to mitigate impacts to ratepayers. PSE will also be required to obtain emission allowances for GHG emissions associated with natural gas supplied to customers, and will receive some emission allowances at no cost on a declining basis to mitigate rate impacts to certain customers. The Department of Ecology’s implementing regulations were finalized on September 29, 2022 and are effective on October 30, 2022.

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
On February 1, 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations in February 2022. Pursuant to the Commission’s order, Puget LNG will be allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $245.3 million of non-utility plant and $7.8 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of September 30, 2022. The portion of the Tacoma LNG facility allocated to PSE will be subject to regulation by the Washington Commission.

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

Commodity Price Risk
The nature of serving regulated electric and natural gas customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks. PSE’s Energy Risk Management Committee establishes energy risk management policies and procedures to manage commodity and volatility risks and the related effects on credit, tax, accounting, financing and liquidity.
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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of September 30, 2022.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
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

10.1	Second Amended and Restated Credit Agreement dated May 16, 2022 among Puget Energy Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.
10.2	Amended and Restated Credit Agreement dated May 16, 2022 among Puget Sound Energy Inc., as Borrower, Mizuho Bank, LTD., as Administrative Agent, and the lenders party thereto.
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2022 filed on November 2, 2022 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stephen King
Stephen King Controller & Principal Accounting Officer
Date:	November 2, 2022