Form 10-K
period 2022-12-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2023-02-24
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Puget Energy, Inc.	Yes	/ /	No	/X/	Puget Sound Energy, Inc.	Yes	/ /	No	/X/

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement and Environmental Obligations
aMW	Average Megawatt
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BPA	Bonneville Power Administration
Colstrip	Colstrip, Montana coal-fired steam electric generation facility
Dth	Dekatherm (one Dth is equal to one MMBtu)
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse Gases
GRC	General Rate Case
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
kW	Kilowatt (one kW equals one thousand watts)
kWh	Kilowatt Hour (one kWh equals one thousand watt hours)
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
LTI Plan	Long-Term Incentive Plan
MMBtus	One Million British Thermal Units
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NOAA	National Oceanic and Atmospheric Administration
NPNS	Normal Purchase Normal Sale
NWP	Northwest Pipeline, LLC
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PLR	Private Letter Ruling
PSE	Puget Sound Energy, Inc.
PTC	Production Tax Credit
PUDs	Washington Public Utility Districts
Puget Energy	Puget Energy, Inc.
Puget Equico	Puget Equico, LLC
Puget Holdings	Puget Holdings, LLC
SEC	United States Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate
VIE	Variable Interest Entity
Washington Commission	Washington Utilities and Transportation Commission
WSPP	WSPP, Inc.

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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

•	Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;
•	Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by products of electric generation (including coal ash or other substances) or distribution of natural gas, natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;
•	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
•	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
•	Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, fires, extreme weather conditions, landslides, and other acts of God, terrorism, asset-based or cyber-based attacks, pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials and impose extraordinary costs;
•	The impact of widespread health developments, including the global Coronavirus Disease 2019 (COVID-19) pandemic, and responses to such developments (such as voluntary and mandatory quarantines, government stay at home orders, restrictions on travel, commercial, social and other activities, and the impact of vaccination mandates on employee and vendor staffing levels) could materially and adversely affect, among other things, electric and natural gas demand, customers’ ability to pay, supply chains, availability of skilled work-force, contract counterparties, liquidity and financial markets;
•	Commodity price risks associated with procuring natural gas and power in wholesale markets from creditworthy counterparties;
•	Wholesale market disruption, which may result in a deterioration of market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, negatively affect wholesale energy prices and/or impede PSE's ability to manage its energy portfolio risks and procure energy supply, affect the availability and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
•	Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
•	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
•	PSE electric or natural gas distribution system failure, blackouts or large curtailments of transmission systems (whether PSE's or others'), or failure of the interstate natural gas pipeline delivering to PSE's system, all of which can affect PSE's ability to deliver power or natural gas to its customers and generating facilities;
•	Electric plant generation and transmission system outages, which can have an adverse impact on PSE's expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive generation resource;

•	The ability to restart generation following a regional transmission disruption;
•	The ability of a natural gas or electric plant to operate as intended;
•	PSE's resource adequacy needs to meet the Clean Energy Transformation Act (CETA) and the Climate Commitment Act (CCA) requirements, through a combination of owned or contracted resources, may significantly increase purchased power and gas costs if pricing pressures and supply constraints on resource acquisitions increase;
•	Changes in climate, weather conditions, or sustained extreme weather events in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
•	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
•	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
•	Variable wind conditions, which can impact PSE's ability to generate electricity from the wind facilities;
•	The ability to renew contracts for electric and natural gas supply and the price of renewal;
•	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	General economic conditions in the Pacific Northwest, such as inflation, which may impact customer consumption or affect PSE's accounts receivable;
•	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
•	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
•	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
•	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
•	Employee workforce factors including strikes; work stoppages; retirements; absences due to pandemics, accidents, natural disasters or other significant, unforeseeable events; availability of qualified employees or the loss of a key executive;
•	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
•	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally;
•	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder; and
•	Recent laws proposed or passed by various municipalities in PSE's service territory, including Seattle, which seek to reduce or eliminate the use of natural gas in various contexts, such as for space, cooking, and water heating in new commercial and multifamily buildings, which in turn may impact operations due to costs and delays from incremental permitting and other requirements that are outside PSE's control.

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
The following table presents the number of PSE customers for electric and natural gas as of December 31, 2022 and 2021:

	December 31,			December 31,
Customer Count by Class	2022	2021	Percent	2022	2021	Percent
(in thousands)	Electric		Change	Natural Gas		Change
Residential	1,072	1,059	1.2%	813	806	0.9%
Commercial	134	133	0.8%	57	57	—%
Industrial	3	3	—%	2	2	—%
Other	8	8	—%	—	—	—%
Total[1]	1,217	1,203	1.2%	872	865	0.8%
_______________
1 At December 31, 2022, and 2021, approximately 423,382 and 419,437 customers purchased both electricity and natural gas from PSE, respectively.

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

Capital Expenditures
The following tables present PSE's capital expenditures for the five-year period ended December 31, 2022, and gross utility plant by category and percentages as of December 31, 2022:

Utility Plant Additions/Retirements 5-Year Total	2018 - 2022
(Dollars in Thousands)	Electric	Natural Gas	Common
Additions	$1,876,770	$1,237,089	$696,279
Retirements	(883,625)	(99,768)	(357,513)
Net utility plant	$993,145	$1,137,321	$338,766

Utility Plant Balance	December 31, 2022
(Dollars in Thousands)	Electric		Natural Gas		Common
Distribution	$4,760,017	41.9%	$4,719,214	91.3%	$—	—%
Generation	4,060,463	35.8	3,239	0.1	—	—
Transmission	1,683,737	14.8	—	—	—	—
General plant & other	851,760	7.5	444,746	8.6	1,087,927	100.0
Total (excluding CWIP)	$11,355,977	100.0%	$5,167,199	100.0%	$1,087,927	100.0%

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
General Rate Case Filing
PSE filed a GRC which includes a three-year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three rate years. PSE requested an overall rate of return of 7.39% in 2023; 7.44% in 2024; and 7.49% in 2025. The filing requests recovery of forecasted plant additions through 2022 as required by Revised Code of Washington (RCW) 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan. In August 2022, three separate partial multiparty settlement agreements were reached. For further details regarding the partial settlement agreements, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of this report. On January 6, 2023, the Washington Commission approved PSE’s natural gas rates with an overall increase of $70.8 million or 6.40% in 2023 and $19.5 million or 1.65% in 2024, with the effective date of January 7, 2023. Furthermore, on January 10, 2023, the Washington Commission approved PSE’s electric rates with an overall increase of $247.0 million or 10.75% in 2023 and $33.1 million or 1.33% in 2024, with an effective date of January 11, 2023.
PSE filed a GRC with the Washington Commission on June 20, 2019, requesting an overall increase in electric and natural gas rates of 6.9% and 7.9% respectively. On July 8, 2020, the Washington Commission issued its order on PSE’s 2019 GRC. The ruling provided for a weighted cost of capital of 7.39% or 6.8% after-tax, and a capital structure of 48.5% in common equity with a return on equity of 9.4%. The order also resulted in a combined net increase to electric of $29.5 million, or 1.6%, and to natural gas of $36.5 million, or 4.0%. However, the Washington Commission extended the amortization of certain regulatory assets, PSE’s electric decoupling deferral, and PSE’s PGA deferral to mitigate the impact of the rate increase in response to the economic uncertainty created by the COVID-19 pandemic. This reduced the electric revenue increase to approximately $0.9 million, or 0.05% and the natural gas increase to $1.3 million, or 0.2% and became effective October 15, 2020 and October 1, 2020, respectively.
In July 2021, PSE received a Private Letter Ruling (PLR) from the IRS which concluded that in the 2019 GRC the Washington Commission’s methodology for reversing plant-related excess deferred income taxes was an impermissible methodology under the IRS normalization and consistency rules. The PLR required adjustments to PSE's rates to bring PSE back into compliance with IRS rules. In September 2021, the Washington Commission amended its order in accordance with the PLR. The annualized overall rate impact was an increase of $15.8 million, or 0.7%, for electric and $3.1 million, or 0.3%, for natural gas for a total of $18.9 million with rates effective October 1, 2021. This led to a combined annualized net increase to electric rates of $77.1 million, or 3.7%, an increase of $17.5 million above the $59.6 million granted in the revised final order. The order also led to a combined annualized net increase to natural gas rates of $45.3 million, or 5.9%, an increase of $2.4 million above the $42.9 million granted in the revised final order. The Washington Commission maintained adjustments that mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $48.3 million, or 2.3%, and the natural gas increase to $4.9 million, or 0.6%.

Power Cost Only Rate Case
A power cost only rate case (PCORC) is a limited-scope proceeding to reset power cost rates.  In addition to providing the opportunity to reset all power costs, the PCORC proceeding also provides for timely review of new resource acquisition costs and inclusion of such costs in rates at the time the new resource goes into service.  To achieve this objective, the Washington Commission is not required to but historically has used an expedited six-month PCORC decision timeline rather than the statutory 11-month timeline for a GRC. In the 2022 GRC settlement, which the Washington Commission accepted with conditions, PSE agreed not to file a PCORC during 2023 and 2024, the two-year rate plan agreed to in the GRC settlement. Per the 2022 GRC Final Order in Docket No. UE-220066, PCORC rates were set to zero as of January 11, 2023.

Revenue Decoupling Adjustment Mechanism
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

Electric Rate Filings
Colstrip Adjustment Rider
This schedule implements surcharges and/or credits to collect or pass back the costs incurred or benefits realized associated with Colstrip Power Plant Units 1 & 2 and 3 & 4 as authorized in Washington Commission Docket No. UE-220066. Beginning in 2026, only decommissioning and remediation related costs will be included in this Schedule in compliance with the CETA.

Energy Charge Credit Recovery Adjustment
This schedule implements a surcharge to recover certain costs incurred under the electric Schedule 139 Voluntary Long Term Renewable Energy Purchase Rider as authorized in Washington Commission Docket No. UE-220066. The surcharge in this schedule will be updated with each filing that revises the Schedule 139 Energy Charge Credit.

Rates Not Subject to Refund Rate Adjustment
The purpose of this schedule is to recover costs approved during a multiyear rate plan period that are not subject to refund and that are above the level of base rates set in the multiyear rate plan as authorized in Washington Commission Docket No. UE-220066.

Rates Subject to Refund Rate Adjustment
The purpose of this schedule is to charge customers the provisionally approved rates subject to refund approved in a multiyear rate plan, for property granted provisional approval for recovery as authorized in Washington Commission Docket No. UE-220066. PSE will file with the Washington Commission an annual review filing by March 31st each year.

Transportation Electrification Plan Adjustment Rider
This schedule implements surcharges to collect costs incurred associated with the implementation of the Company’s Transportation Electrification Plan, and specifically the products and services offered under Schedules 551, 552, 553, 554, 555, 556, 557, 558, 559 and 583.

Conservation Service Rider
The electric conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January and to true-up for actual compared to forecast conservation expenditures from the prior year, as well as actual compared to the forecasted load set in rates.

Federal Incentive Tracker
The Federal Incentive Tracker passes through to customers the benefits associated with the wind-related treasury grants. The filing results in a credit back to customers for pass-back of treasury grant amortization and pass-through of interest and any related true-ups. The filing is adjusted annually for new federal benefits, actual versus forecast interest and to true-up for actual load being different than the forecasted load set in rates. Rates change annually on January 1.

Low Income Program
The Low Income Tracker Tariff recovers changes in costs for the low income bill payment assistance program (as approved in Washington Commission Docket No. UE-011570). The annual filing requests these changes through the existing low income program funding mechanism previously approved by the Washington Commission. The mechanism allows PSE to periodically adjust its electric and natural gas rates to reflect changes in actual sales and costs. Rates change annually on October 1. Included in the electric rate effective October 1, 2022, is the recovery of $25.6 million from the COVID-19 bill assistance program established in Docket No. U-200281 and deferred under the accounting petition approved in Docket No. UE-200780.

Power Cost Adjustment Clause
PSE updated its Schedule 95 rates in the Power Cost Adjustment Clause tariff to reflect the transition fee as required by Section 12 of the Special Contract, a non-prescribed commercial/industrial rate contract. Additionally, Schedule 95 rates also include portions of fixed power cost adjustments per the allowed decoupling rate re-allocation resulting from a Special Contract customer becoming a transportation customer as well as small variable power cost adjustments.

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

Property Tax Tracker
The purpose of the property tax tracker is to pass through the cost of all property taxes incurred by the Company. The mechanism acts as a tracker rate schedule and collects the total amount of property taxes assessed. The tracker is adjusted each year in May based on that year's assessed property taxes and true-up from the prior year.

Residential and Farm Energy Exchange Benefit
The residential exchange program passes through the residential exchange program benefits that PSE receives from the Bonneville Power Administration (BPA). Rates change biennially on October 1.

Natural Gas Rate Filings
Distribution Pipeline Provisional Recovery Adjustment
This schedule implements surcharges in order to defer the revenues associated with the provisional recovery of $30 million for the four miles of distribution pipe to support proper allocation of the investments in a later filing as authorized in Washington Commission Docket No. UG-220067.

Rates Not Subject to Refund Rate Adjustment
The purpose of this schedule is to recover costs approved during a multiyear rate plan period that are not subject to refund and that are above the level of base rates set in the multiyear rate plan as authorized in Washington Commission Docket No. UG-220067.

Rates Subject to Refund Rate Adjustment
The purpose of this schedule is to charge customers the provisionally approved rates subject to refund approved in a multiyear rate plan, for property granted provisional approval for recovery as authorized in Washington Commission Docket No. UG-220067.

Natural gas rate filings
Conservation Service Rider
The natural gas conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January and to true-up for actual compared to forecast conservation expenditures from the prior year, as well as actual compared to the forecasted load set in rates.

Cost Recovery Mechanism for Pipeline Replacement
The purpose of the cost recovery mechanism (CRM) is to recover costs related to projects included in PSE's pipeline replacement program plan on file with the Washington Commission with the intended effect of enhancing the safety of the natural gas distribution system. Rates change annually on November 1. In its 2022 GRC, PSE requested and the Washington Commission approved the recovery of its natural gas CRM investments in the multiyear rate plan. Effective January 7, 2023 PSE will no longer use the CRM annual filing to recover these pipeline replacement program investments.

Property Tax Tracker
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

For additional information on electric and natural gas rates, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of this report.

ELECTRIC UTILITY OPERATING STATISTICS

	Year Ended December 31,
	2022	2021	2020
Generation and purchased power, MWh
Company-controlled resources	11,198,936	12,949,384	11,700,918
Contracted resources	10,422,069	8,624,183	8,237,394
Non-firm energy purchased	4,922,194	4,491,714	4,916,761
Total generation and purchased power	26,543,199	26,065,281	24,855,073
Less: losses and Company use	(1,318,609)	(1,481,152)	(1,611,563)
Total energy sales, MWh	25,224,590	24,584,129	23,243,510
Electric energy sales, MWh
Residential	11,753,057	11,479,045	10,976,068
Commercial	8,677,178	8,402,057	7,942,292
Industrial	1,113,909	1,082,718	1,095,916
Other customers	76,407	79,998	81,261
Total energy sales to customers	21,620,551	21,043,818	20,095,537
Sales to other utilities and marketers	3,604,039	3,540,311	3,147,973
Total energy sales, MWh	25,224,590	24,584,129	23,243,510
Transportation, including unbilled	2,300,711	2,246,244	2,220,372
Electric energy sales and transportation, MWh	27,525,301	26,830,373	25,463,882
Electric operating revenue by classes
(Dollars in Thousands)
Residential	$1,381,858	$1,318,320	$1,186,013
Commercial	981,170	902,928	791,898
Industrial	116,712	108,267	101,567
Other customers	18,734	18,067	18,182
Total operating revenue from customers	2,498,474	2,347,582	2,097,660
Transportation, including unbilled	22,353	19,987	19,682
Sales to other utilities and marketers	329,589	154,533	68,198
Decoupling revenue	(37,423)	(12,452)	49,632
Other decoupling revenue[1]	(12,067)	(17,506)	(27,053)
Miscellaneous operating revenue	160,531	179,479	111,297
Total electric operating revenue	$2,961,457	$2,671,623	$2,319,416
Number of customers served (average):
Residential	1,065,508	1,053,027	1,039,596
Commercial	133,521	132,581	130,924
Industrial	3,222	3,267	3,289
Other	8,047	7,886	7,668
Transportation	104	98	100
Total customers	1,210,402	1,196,859	1,181,577
_______________
1.Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

ELECTRIC UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2022	2021	2020
Average kWh used per customer:
Residential	11,030	10,901	10,558
Commercial	64,987	63,373	60,663
Industrial	345,720	331,410	333,206
Other	9,495	10,144	10,597
Average revenue per customer:
Residential	$1,297	$1,252	$1,141
Commercial	7,348	6,810	6,049
Industrial	36,223	33,140	30,881
Other	2,328	2,291	2,371
Average retail revenue per kWh sold:
Residential	$0.1176	$0.1148	$0.1081
Commercial	0.1131	0.1075	0.0997
Industrial	0.1048	0.1000	0.0927
Other	0.2452	0.2258	0.2237
Average retail revenue per kWh sold	$0.1156	$0.1116	$0.1044
Heating degree days	4,715	4,471	4,122
Percent of normal - NOAA[1] 30-year average	105.2%	99.2%	87.8%
Load factor[2]	58.7%	59.7%	62.1%
_______________
1.National Oceanic and Atmospheric Administration (NOAA).
2.Average megawatt (aMW) usage by customers divided by their maximum usage.

Electric Supply
At December 31, 2022, PSE’s electric power resources, which include company-owned or controlled resources as well as those under long-term contract, had a total capacity of approximately 6,565 megawatts (MW).  In order to meet an extreme winter peak load, PSE may supplement its electric power resources with winter-peaking call options and other instruments. When it is more economical for PSE to purchase power than to operate its own generation facilities, PSE will purchase spot market energy when sufficient transmission capacity is available.
The following table shows PSE’s electric energy supply resources and energy production for the years ended December 31, 2022, and 2021:

	Peak Power Resources At December 31,				Energy Production At December 31,
	2022		2021		2022		2021
	MW	%	MW	%	MWh	%	MWh	%
Purchased resources:
Columbia River PUD contracts[1]	856	13.0%	681	14.2%	4,351,894	16.4%	3,458,996	13.3%
Other hydroelectric	99	1.5	111	2.3	497,229	1.9	529,239	2.0
Other producers	1,352	20.6	468	9.7	4,224,027	15.9	2,863,684	10.9
Wind/solar	902	13.7	193	4.0	1,419,839	5.3	934,634	3.6
Biomass	17	0.3	17	0.4	83,814	0.3	126,931	0.5
Short-term wholesale energy purchases	N/A	—	N/A	—	4,767,460	18.0	5,202,413	20.0
Total purchased	3,226	49.0%	1,470	30.6%	15,344,263	57.8%	13,115,897	50.3%
Company-controlled resources:
Hydroelectric	263	4.0%	263	5.5%	758,615	2.9%	957,818	3.7%
Coal	370	5.6	370	7.7	2,726,665	10.3	2,576,702	9.9
Natural gas/oil	1,931	29.5	1,931	40.1	6,028,682	22.7	7,341,077	28.1
Wind/solar	773	11.8	773	16.1	1,684,974	6.3	2,073,787	8.0
Other[2]	2	—	2	—	—	—	—	—
Total company-controlled	3,339	51.0%	3,339	69.4%	11,198,936	42.2%	12,949,384	49.7%
Total resources	6,565	100.0%	4,809	100.0%	26,543,199	100.0%	26,065,281	100.0%
_______________
1.Net of 40 MW and 41 MW capacity delivered to Canada pursuant to the provisions of a treaty between Canada and the United States and Canadian Entitlement Allocation agreements as of December 31, 2022, and 2021, respectively.
2.It is estimated that the Glacier Battery Storage has delivered approximately 1,646.9 and 1,603.6 MWh as of December 31, 2022, and 2021, respectively.

Company–Owned Electric Generation Resources
At December 31, 2022, PSE owns the following plants with an aggregate net generating capacity of 3,339 MW:

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

Columbia River Electric Energy Supply Contracts
During 2022, approximately 16.4% of PSE’s energy supply was obtained through long-term contracts with three Washington Public Utility Districts (PUDs) that own and operate hydroelectric projects on the Columbia River (Mid-Columbia).  PSE’s payments are not contingent upon the projects being operable.
For the year ended, December 31, 2022, PSE's portion of the power output of the PUDs’ projects are set forth below:

			Company’s Annual Share (Approximate)
Project	Contract Expiration Year	License Expiration Year	Percent of Output	MW Capacity
Chelan County PUD:
Rock Island Project	2031	2029	30.0%	187
Rocky Reach Project	2031	2052	30.0	390
Douglas County PUD:
Wells Project	2028	2052	26.4	222
Grant County PUD:
Priest Rapids Development	2052	2052	4.8	45
Wanapum Development	2052	2052	4.8	52
Total				896

Other Electric Supply, Exchange and Transmission Contracts and Agreements
PSE purchases electric energy under long-term firm purchased power contracts with other utilities and marketers in the Western region.  PSE is generally not obligated to make payments under these contracts unless power is delivered.  PSE also has an agreement with Pacific Gas & Electric Company (PG&E) for 300 MW of seasonal capacity exchange which, on November 14, 2022, PSE submitted a notice of termination with an effective date of December 31, 2027. During and since emerging from its 2001-2004 and 2019-2020 bankruptcy proceedings, PG&E delivered on the energy exchange contract and has continued to meet the exchange contract through its current bankruptcy proceedings.
PSE began participating in the Energy Imbalance Market (EIM) operated by the California Independent System Operator on October 1, 2016. PSE has committed up to 450 MW of existing BPA transmission for the EIM market. Participation has resulted in reduced costs for PSE customers of approximately $31.1 million in year ended December 31, 2022, enhanced system reliability, integration of variable energy resources, and geographic diversity of electricity demand and generation resources. The calculated benefits represent the annual cost savings of the EIM dispatch compared with a counter-factual dispatch without the EIM. Benefits can take the form of cost savings or revenues or their combination. Benefits include greenhouse gases (GHG) revenue, transfer revenues and flexible ramping revenues.
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
In 2022, PSE had 5,007 MW and 595 MW of total transmission demand contracted with the BPA and other utilities, respectively.  PSE’s remaining transmission capacity needs are met via PSE owned transmission assets.

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

The following table presents the volumes of natural gas for power inventory value as of December 31, 2022 and 2021:

	At December 31,
	2022	2021
Natural gas volumes for power in storage at year end, therms (thousands):
Jackson Prairie	5,450	5,237
Plymouth LNG (in LNG form)	1,223	1,552

Integrated Resource Plans, Resource Acquisition and Development
The 2021 Integrated Resource Plan marked a major departure from past Integrated Resource Plans (IRP) due in large part to the passage of CETA. The new electric progress report rules, Washington Administrative Code 480-100-625 Integrated Resource Plan Development and Timing, outlines the requirements for this report. The two-year progress report must be filed at least every two years after the utility files it’s IRP. The final 2023 Electric Progress Report will be filed March 31, 2023. For the draft 2023 Progress Report, the cumulative capacity need by year, the capacity shortfalls and surpluses are:

	2023	2024	2025	2026	2027
Projected MW shortfall/(surplus)	(200)	174	465	1,336	1,848

PSE’s current transmission portfolio includes approximately 1,500 MW of firm transmission rights that deliver energy from the Mid‐Columbia trading hub to the PSE load center. Due to growing regional concerns pertaining to capacity within the short-term market, PSE will phase out its reliance on firm short-term market purchases by over 200 MW per year starting in 2024 until PSE reaches zero reliance by 2029. With the expected elimination of Colstrip units 3 & 4 from PSE’s energy supply portfolio starting in 2026, which removes approximately 370 MW of capacity, and the expiration of PSE’s 380 MW coal-transition contract with TransAlta when the Centralia coal plant is retired at the end of 2025, the projected capacity shortfall of 174 MW in 2024 increases to 1,336 MW and 1,848 MW by 2026 and 2027, respectively. The expected capacity needs reflect the mix of energy efficiency programs deemed cost effective in the 2023 Progress Report. As part of the Washington CETA, PSE must achieve sales with renewable or non-emitting resources of at least 80% by 2030 and 100% by 2045.
On February 10, 2023 the FERC approved a voluntary regional resource adequacy program that PSE plans to participate in along with other utilities in the Western United States and Canada. The program is intended to help the region anticipate its future power supply needs as natural gas-fired and coal power plants retire and are replaced by variable renewable energy resources such as wind and solar.

NATURAL GAS UTILITY OPERATING STATISTICS

	Year Ended December 31,
	2022	2021	2020
Natural gas operating revenue by classes (Dollars in Thousands):
Residential	$808,376	$722,002	$662,502
Commercial firm	324,743	270,708	232,306
Industrial firm	22,965	19,664	17,662
Interruptible	29,582	23,571	22,622
Total retail natural gas sales	1,185,666	1,035,945	935,092
Transportation services	20,381	20,104	17,296
Decoupling revenue	(4,008)	10,254	18,906
Other decoupling revenue[1]	(15,561)	(11,807)	(6,478)
Other	23,158	12,922	16,097
Total natural gas operating revenue	$1,209,636	$1,067,418	$980,913
Number of customers served (average):
Residential	809,965	801,186	791,612
Commercial firm	56,824	56,477	56,303
Industrial firm	2,260	2,277	2,293
Interruptible	272	278	288
Transportation	211	220	224
Total customers	869,532	860,438	850,720
Natural gas volumes, therms (thousands):
Residential	632,145	611,028	592,811
Commercial firm	294,879	270,022	250,611
Industrial firm	23,467	22,794	21,946
Interruptible	49,322	46,115	45,240
Total retail natural gas volumes, therms	999,813	949,959	910,608
Transportation volumes	219,059	219,805	212,330
Total volumes	1,218,872	1,169,764	1,122,938
_______________
1.Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

NATURAL GAS UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2022	2021	2020
Working natural gas volumes in storage at year end, therms (thousands):
Jackson Prairie	79,463	82,080	78,016
Clay Basin	80,242	74,540	80,736
Tacoma LNG (in LNG form)	228	—	—
Gig Harbor LNG (in LNG form)	5	6	9
Average therms used per customer:
Residential	780	763	749
Commercial firm	5,189	4,781	4,451
Industrial firm	10,384	10,011	9,571
Interruptible	181,331	165,881	157,083
Transportation	1,038,194	999,114	947,902
Average revenue per customer:
Residential	$998	$901	$837
Commercial firm	5,715	4,793	4,126
Industrial firm	10,162	8,636	7,703
Interruptible	108,757	84,788	78,549
Transportation	96,592	91,382	77,214
Average revenue per therm sold:
Residential	$1.279	$1.182	$1.118
Commercial firm	1.101	1.003	0.927
Industrial firm	0.979	0.863	0.805
Interruptible	0.600	0.511	0.500
Average retail revenue per therm sold	$1.186	$1.091	$1.027
Transportation	0.093	0.091	0.081
Heating degree days	4,715	4,471	4,122
Percent of normal - NOAA 30-year average	105.2%	99.2%	87.8%

NATURAL GAS FOR NATURAL GAS CUSTOMERS AND ELECTRIC CUSTOMERS
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
For base load, peak management and supply reliability purposes, PSE supplements its firm natural gas supply portfolio by purchasing natural gas in periods of lower demand, injecting it into underground storage facilities and withdrawing it during periods of high demand or reduced supply.  Underground storage facilities at Jackson Prairie in western Washington and at Clay Basin in Utah are used for this purpose.  Clay Basin withdrawals are used to supplement purchases from the U.S. Rocky Mountain supply region, while Jackson Prairie provides incremental peak-day resources utilizing firm storage redelivery transportation capacity. Jackson Prairie is also used for daily balancing of load requirements on PSE’s natural gas system.  Peaking needs are also met by using PSE-owned natural gas held in PSE’s Tacoma LNG peaking facility and the Gig Harbor satellite LNG peaking facility, both located within its distribution system; as well as interrupting service to customers on interruptible service rates, if necessary.
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
PSE’s firm natural gas supply portfolio has flexibility in its transportation arrangements to enable it to achieve savings when there are regional price differentials between natural gas supply basins.  The geographic mix of suppliers and daily, monthly and annual take requirements permit some degree of flexibility in managing natural gas supplies during periods of lower demand to minimize costs.  Natural gas is marketed outside of PSE’s service territory (off-system sales) to optimize resources when on-system customer demand requirements permit and market economics are favorable; the resulting economics of these transactions are reflected in PSE’s natural gas customer tariff rates through the PGA mechanism.

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
The Clay Basin storage facility is a supply area storage facility that provides operational flexibility and price protection. PSE holds 12.9 million Dth of Clay Basin storage capacity and approximately 107,400 Dth per day of firm withdrawal capacity under two long-term contracts with remaining terms of five years and has rights to extend such agreements.

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

Tacoma LNG Facility
On February 1, 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations. The Tacoma LNG facility provides peak-shaving services to PSE’s natural gas customers, and provides LNG as fuel to transportation customers via Puget Energy's non-regulated subsidiary Puget LNG, particularly in the marine market at a lower cost due to the facility's scale. Pursuant to an order by the Washington Commission, PSE is allocated 43.0% of the capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility, and Puget LNG is allocated the remaining 57.0% of the capital and operating costs. The portion of the Tacoma LNG facility allocated to PSE is subject to regulation by the Washington Commission. In December 2022, the Washington Commission approved and authorized PSE to seek recovery of costs related to the Tacoma LNG Facility concurrent with its 2023 PGA filing.

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
PSE holds approximately 542,900 Dth per day of capacity for its natural gas customers on NWP that provides firm year-round delivery to PSE’s service territory.  In addition, PSE holds approximately 447,100 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored at Jackson Prairie to natural gas customers.  PSE holds approximately 202,900 Dth per day of firm transportation capacity on NWP to supply natural gas to its electric generating facilities.  In addition, PSE holds over 34,200 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored in Jackson Prairie for its electric generating facilities. PSE’s firm transportation capacity contracts with NWP have remaining terms ranging from one to 22 years.  However, PSE has either the unilateral right to extend the contracts under the contracts’ current terms or the right of first refusal to extend such contracts under current FERC rules.
PSE’s firm transportation capacity for its natural gas customers on Westcoast’s pipeline is 135,800 Dth per day under various contracts, with remaining terms of two to three years.  PSE has other firm transportation capacity on Westcoast’s pipeline, which supplies the electric generating facilities, totaling 88,400 Dth per day, with remaining terms of three years and an option for PSE to renew its rights under the Westcoast contract.  PSE has firm transportation capacity for its natural gas customers on NOVA and Foothills pipelines, each totaling approximately 79,000 Dth per day, with remaining terms of three years and an option for PSE to renew its rights on the capacity on NOVA and Foothills pipelines.  PSE has other firm transportation capacity on NOVA and Foothills pipelines, which supplies the electric generating facilities, each totaling approximately 41,000 Dth per day, with remaining term of six years. PSE’s firm transportation capacity for its natural gas customers on the GTN pipeline, totaling over 77,000 Dth per day, with remaining term of one year and PSE has a first right-of-refusal to extend such contracts under current FERC rules. PSE has other firm transportation capacity on GTN pipeline, which supplies the electric generating facilities, totaling 40,600 Dth per day, with remaining terms of one year. PSE holds 259,000 Dth per day of firm capacity on CNGC to connect generating facilities to the pipeline grid with remaining terms of one year.

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

Energy Efficiency
PSE is required under Washington state law to pursue all available electric conservation that is cost-effective, reliable and feasible. PSE offers programs designed to help new and existing residential, commercial and industrial customers use energy efficiently.  PSE uses a variety of mechanisms including cost-effective financial incentives, information and technical services to enable customers to make energy efficient choices with respect to building design, equipment and building systems, appliance purchases and operating practices. PSE recovers the actual costs of its electric and natural gas energy efficiency programs through rider mechanisms. However, the rider mechanisms do not provide assistance with gross margin erosion associated with reduced energy sales. To address this issue, PSE received approval in 2017 from the Washington Commission for continuation of electric and natural gas decoupling mechanisms, which mitigates gross margin erosion resulting from the Company's energy efficiency efforts. The decoupling mechanisms, as approved in 2022 GRC Final Order in Dockets No. UE-220066 and UG-220067 commenced January 7, 2023 for natural gas and January 11, 2023 for electric and will remain in place permanently until such time that PSE proposes and the Washington Commission approves to have them discontinued or modified.

Environment
PSE’s operations, including generation, transmission, distribution, service and storage facilities, are subject to environmental laws and regulations by federal, state and local authorities.  See below for the primary areas of environmental law that have the potential to most significantly impact PSE’s operations and costs.

Air and Climate Change Protection
PSE owns numerous thermal generation facilities, including natural gas plants and an ownership percentage of Colstrip.  All of the natural gas plants and Colstrip are governed by the Clean Air Act (CAA), and all have CAA Title V operating permits, which must be renewed every five years.  This renewal process could result in additional costs to the plants. PSE continues to monitor the permit renewal process to determine the corresponding potential impact to the plants. These facilities also emit GHGs, and thus are also subject to any current or future GHG or climate change legislation or regulation including the Washington State Climate Commitment Act (CCA) and Washington State Clean Energy Transformation Act (CETA).  The Colstrip plant represents PSE’s most significant source of GHG emissions.

Species Protection
PSE owns hydroelectric plants, wind farms and numerous miles of above ground electric distribution and transmission lines that can be impacted by laws related to species protection.  A number of species of fish have been listed as threatened or endangered under the Endangered Species Act (ESA), which influences hydroelectric operations, and may affect PSE operations, potentially representing cost exposure and operational constraints.  Similarly, there are a number of avian and terrestrial species that have been listed as threatened or endangered under the ESA or are protected by the Migratory Bird Treaty Act or the Bald and Golden Eagle Protection Act.  Prohibitions and permitting requirements set forth in these statutes and related regulations have the potential to influence operation of our wind farms and above ground transmission and distribution systems.

Remediation
PSE and its predecessors are responsible for environmental remediation at various sites.  These include properties currently and formerly owned by PSE (or its predecessors), as well as third-party owned properties where hazardous substances were allegedly generated, transported or released.  The primary cleanup laws to which PSE is subject include the Comprehensive Environmental Response, Compensation and Liability Act (federal) and, in Washington, the Model Toxics Control Act (state).  PSE is also subject to applicable remediation laws in the state of Montana for its ownership interest in Colstrip. Under all of these laws, PSE may be subject to agency orders to carry out site remediation. These laws impose joint and several liability on any current or past owner or operator of a contaminated site, transporters, as well as any entity that generated and disposed of (or arranged for the disposal of) hazardous or other regulated substances at a contaminated site.

Hazardous and Solid Waste and Polychlorinated Biphenyl (PCB) Handling and Disposal
Related to certain operations, including power generation and transmission and distribution maintenance, PSE must handle and dispose of certain hazardous and solid wastes, including PCB waste from pre-1979 electrical equipment. These actions are regulated by the Solid Waste Disposal Act (as amended by the Resource Conservation and Recovery Act), the Toxic Substances Control Act (federal) and hazardous or dangerous waste regulations (state) that impose complex requirements on handling and disposing of regulated substances.

Water Protection
PSE facilities that discharge wastewater or storm water or store bulk petroleum products, and PSE construction projects above a certain threshold are governed by the Clean Water Act (federal and state), which includes the Oil Pollution Act amendments.  This includes most generation facilities (and all of those with water discharges and some with bulk fuel storage), and many other facilities and construction projects depending on drainage, facility or construction activities, and chemical, petroleum and material storage.

Mercury Emissions
Mercury control equipment has been installed at Colstrip and has operated at a level that meets the current Montana requirement.  Compliance, based on a rolling twelve-month average, was first confirmed in January 2011, and PSE continues to meet the requirement.

Siting New Facilities
In siting new generation, transmission, distribution or other related facilities in Washington, PSE is subject to the State Environmental Policy Act, and may be subject to the federal National Environmental Policy Act if there is a federal nexus, in addition to other possible state laws and local siting, critical area and zoning ordinances.  Such facilities may also be subject to federal environmental regulations. These requirements may potentially require mitigation of environmental impacts as well as other measures that can add significant cost to new facilities.

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

Climate Change and Greenhouse Gas Emissions
PSE implements both short-term measures and long-term strategies designed to manage GHG emissions in a scientifically sound and responsible fashion. The Company has worked closely with federal, state and local governments on deep decarbonization and the reduction and mitigation of GHG emissions, including passage of CETA and CCA. As a result, the Company announced a goal to be coal free by 2025, net zero carbon emissions for electric and natural gas operations (methane leaks from pipeline system) as well as electric supply by 2030. Further, the Company has an aspirational goal to be net zero by 2045 for natural gas sales and to go beyond reducing PSE's GHG footprint by helping Washington State address GHG emissions from the transportation sector by investing in electric vehicles and developing liquefied natural gas for maritime and commercial transportation. PSE also remains mindful of our customers' expectation of reliable, affordable service. The Company considers the cost of the decarbonization efforts to date, as well as future efforts, in its IRP process, and will continue to engage in climate and GHG policy development.

PSE's Greenhouse Gas Emission Reporting
PSE is required to submit, on an annual basis, a report of its GHG emissions to the state of Washington Department of Ecology including a report of emissions from all individual power plants emitting over 10,000 tons per year of GHGs and from certain natural gas distribution facilities and operations.  Emissions exceeding 25,000 tons per year of GHGs from these sources must also be reported to the U.S. Environmental Protection Agency (EPA). Capital investments to monitor GHGs from the power plants and in the distribution system are not required at this time.  Since 2002, PSE has voluntarily undertaken an annual inventory of its GHG emissions associated with PSE’s total electric retail load served from a supply portfolio of owned and purchased resources.
The most recent data indicate that PSE’s total GHG emissions (direct and indirect) from its electric supply portfolio in 2021 were 9.1 million metric tons of carbon dioxide equivalents. Approximately 27.5% of PSE’s total GHG emissions (approximately 2.5 million metric tons) are associated with PSE’s ownership and contractual interests in Colstrip. Compared to 2020, total emissions increased by 9.0%. This trend is due primarily to an increase in output from Colstrip Units 3 and 4 and an increase in output from the natural gas thermal fleet. PSE’s overall emissions strategy continues to demonstrate a concerted effort to manage customers’ needs with an appropriate balance of new renewable generation, existing generation owned and/or operated by PSE and significant energy efficiency efforts.

Executive Orders Addressing Environmental Issues
President Joseph Biden issued several executive orders in January 2021 that are likely to affect PSE’s environmental obligations. The executive orders revoked several existing executive orders and established new federal environmental mandates, including rejoining the Paris Agreement on climate change, which requires commitments to reduce GHG emissions, among other things.

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into public law. The IRA is intended to lower gasoline and electricity prices, increase energy security, and help consumers to afford emission-cutting technologies. In addition, the IRA will provide tax credits for clean electricity sources and renewable technologies, such as solar and wind. As of December 31, 2022, the IRA had no material financial impact on the Company, however the Company continues to assess the potential impacts of the legislation.

Federal Greenhouse Gas Rules: New and Existing Power Plants
The EPA sets rules that apply to both new and existing power plants regarding GHGs. In 2015, the EPA set a final rule regarding New Source Performance Standards (NSPS) for the control of carbon dioxide (CO2) from new power plants that burn fossil fuels under section 111(b) of the CAA. New natural gas power plants can emit no more than 1,000 lbs. of CO2/megawatt hour (MWh) which is achievable with the latest combined cycle technology. New coal power plants can emit no more than 1,400 lbs. of CO2/MWh. Carbon Dioxide Capture and Sequestration (CCS) was reaffirmed by the EPA in this rule as the “best system of emission reductions” (BSER). In 2018, due to the high cost and limited geographic availability of CCS, EPA issued a proposed rule that the BSER for newly constructed coal-fired units is the most efficient demonstrated steam cycle in combination with the best operating practices, but did not take action on a final rule nor has EPA proposed to amend the NSPS. In January 2021, EPA issued a framework for determining when standards are appropriate for GHG emissions from stationary source categories under CAA section 111(b)(1)(A).
In August 2015, the EPA issued a final rule under Section 111(d) of the CAA, referred to as the Clean Power Plan (CPP), to regulate GHG emissions from existing power plants. The proposed rule includes state-specific goals and guidelines for states to develop plans for meeting these goals.
In June 2019, the EPA repealed the CPP rule and finalized the Affordable Clean Energy (ACE) rule, pursuant to Section 111(d) of the Clean Air Act as a CPP rule replacement. The ACE rule established emission guidelines for states to develop plans to address GHG emissions from existing coal-fired plants. On January 19, 2021 the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued an opinion vacating the ACE rule and remanding the rule back to the Agency for further consideration consistent with its opinion, after finding that the Agency had misinterpreted the CAA when adopting the ACE rule. In February 2021, the EPA issued a memorandum notifying states that it will not require the submittal of plans to the EPA under Section 111(d) because the court vacated the ACE rule without reinstating the CPP.
The Supreme Court granted review of the D.C. Circuit's decision related to EPA's authority to require generation shifting under the CPP in October 2021 (West Virginia v. EPA). PSE joined a coalition of utilities defending the vacatur of the ACE rule along with EPA, as well as, a coalition of states that includes Washington State. PSE cannot predict either the outcome of this case or its impact on the ACE rule or the CPP rule. Oral argument was held February 28, 2022, and the Supreme Court issued its decision on June 30, 2022, finding that EPA lacked clear congressional authorization to require generation shifting under Section 111(d), but remaining silent as to the appropriate scope of state compliance flexibilities. In response to this decision, on October 3, 2022, the D.C. Circuit recalled its partial mandate vacating the ACE Rule and granted a motion by EPA to hold pending challenges to the ACE Rule in abeyance while EPA develops a replacement rule. PSE cannot predict EPA’s timeline for issuing this replacement rule; however, in December 2022, EPA published proposed changes to the Section 111(d) implementing regulations, which will impact EPA’s future promulgation of emissions guidelines, including the forthcoming 111(d) rule governing GHG emissions from existing electricity generating units. EPA has indicated that it intends to issue a final rule by April 2023.

Washington Climate Commitment Act
In 2021, the Washington Legislature adopted the CCA, which establishes a GHG emissions cap-and-invest program that caps GHG emissions beginning on January 1, 2023 and makes further reductions to the cap annually through 2050. The Washington Department of Ecology (WDOE) published final regulations to implement the program to implement the program on September 29, 2022, which became effective on October 30, 2022. In general, the program will require covered entities to obtain emission allowances or offset credits for covered emissions and the WDOE provides the annual allowance budget based on the cap. Allowances can be obtained through quarterly auctions, or bought and sold on a secondary market.

The CCA regulates PSE both as an electric utility and as a natural gas distribution utility. PSE is required to obtain emission allowances or offset credits for GHG emissions associated with electricity generated in or imported into the state to serve Washington State load, and all electricity generated by Washington State PSE facilities with total annual emissions exceeding 25,000 metric tons of carbon dioxide equivalent per year. As an electric utility subject to Washington’s CETA, which is discussed below, PSE will receive emission allowances at no cost through 2050 for direct emissions associated with electricity used to serve Washington State load to mitigate impacts to ratepayers. PSE will also be required to obtain emission allowances for GHG emissions associated with natural gas supplied to customers and any natural gas system associated facilities with emissions that exceed 25,000 metric tons of carbon dioxide equivalent per year. PSE will receive some emission allowances at no cost; the amount will be based on a percentage of baseline emissions (determined from 2015 - 2019 natural gas system related emissions) that will decline to mitigate rate impacts to certain natural gas customers. Offset credit use is limited and the WDOE will reduce the cap proportionally for any offsets used. In the first compliance period, 2023-2026, participating entities can cover up to 5% of their emissions with offset credits, and can cover an additional 3% with credits from projects on federally recognized Tribal lands. In the second compliance period, 2027-2030, the general limit drops to 4%, with an additional 2% from projects on Tribal lands.

Washington Clean Energy Transformation Act
In May 2019, Washington State passed the CETA, which supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The CETA requires all electric utilities to eliminate coal-fired generation from their allocation of electricity by December 31, 2025; to be carbon-neutral by January 1, 2030 through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean energy implementation plans are required every four years from each investor-owned utility (IOU). The plan must propose interim targets for meeting the 2045 standard between 2030 and 2045 and describe an actionable plan that the IOU intends to pursue to meet the standard. The Washington Commission may approve, reject or recommend alterations to an IOU’s plan. The Company intends to seek recovery of any costs associated with CETA through the regulatory process.

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
In addition to the EPA's CCR rule, the operator of Colstrip and the state of Montana in 2012 entered into an Administrative Order of Consent (AOC) that also addresses clean up and closure of CCR units at Colstrip. The CCR rule and the AOC require significant changes to the Company's Colstrip operations and those changes were reviewed by the Company and the plant operator in the second quarter of 2015. PSE had previously recognized a legal obligation under the EPA rules to dispose of ash material at Colstrip in 2003. Due to the CCR rule, additional disposal costs were added to the Asset Retirement and Environmental Obligations (ARO). In 2018, the D.C. Circuit Court of Appeals overturned certain provisions of the CCR rule in 2018 and remanded some of its provisions back to the EPA. As a result of that decision and certain other developments, EPA has continued to work on developing new rules regarding CCR, including establishing a presumptive date of April 11, 2021, for facilities to stop placing coal ash into unlined surface impoundments. In addition, the EPA has proposed a federal permitting program for coal ash disposal units along with the Water Infrastructure Improvement for the Nation Act (WIIN Act). The WIIN Act allows states to develop a state program for the regulation of CCR in lieu of the federal CCR rule, and also authorizes EPA to develop a federal permitting program. Currently, Montana has not applied for a state permit program, and EPA has not yet finalized a federal permitting program.

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

Employee Overview
At December 31, 2022, PSE had approximately 3,250 full-time equivalent employees.  Approximately 970 PSE employees are represented by the International Brotherhood of Electrical Workers Union (IBEW) or the United Association of Plumbers and Pipefitters (UA).  The UA contract was ratified effective December 2021, and will expire September 30, 2025. The IBEW contract was ratified effective April 1, 2020, and will expire March 31, 2026.
Puget Energy does not have any employees. PSE's employees provide services to Puget Energy and PSE charges for their salaries and benefits at cost.

Safety
Our safety objective is our foundation: Nobody gets hurt today so that we will feel safe and secure and able to perform at our best. When we’re safe, we can achieve our people objective of being a great place to work, with engaged employees who live our values, embrace an ownership culture and are motivated to drive results for our company and our customers.
Our workplace safety program puts significant emphasis on education and training, delivering information by multiple means, including articles and videos. Topics cover not only safety around the equipment and conditions employees work in but also day-to-day issues such as ergonomics, mental health, and overall wellness. This ensures compliance with all federal Occupational Safety and Health Administration and Washington State Division of Occupational Safety and Health rules to ensure PSE provides and remains a safe and healthy working environment for all employees. PSE vehicles, equipment, and construction practices meet all applicable regulations and codes for worker and public safety. An executive-level steering committee oversees employee safety performance and programs. Policies are outlined in a comprehensive manual, which is maintained by PSE’s Safety and Health Department. As a way of recognizing the importance of safety, the annual employee incentive is tied to performance on goals for safety.

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

Executive Officers of the Registrants
The executive officers of Puget Energy as of February 23, 2023, are listed below along with their business experience during the past five years.  Officers of Puget Energy are elected for one-year terms.

Name	Age	Offices
M. E. Kipp	55	President since August 2019; Chief Executive Officer since January 2020. President and Chief Executive Officer at El Paso Electric from May 2017 to August 2019; Chief Executive Officer at El Paso Electric from December 2015 to May 2017; President at El Paso Electric from September 2014 to December 2015
K. Hasan	52	Executive Vice President and Chief Financial Officer since August 2022; Senior Vice President and Chief Financial Officer from June 2021 to August 2022; Executive Vice President and Chief Financial Officer of CLECO Corporation from 2018 to June 2021; Chief Risk Officer and Vice President at AES Corporation from 2014 to 2018
L. Luebbe	55	Senior Vice President, Chief Sustainability Officer and General Counsel since December 1, 2022; Vice President Sustainability and Deputy General Counsel from March 2022 to November 2022; Assistant General Counsel and Director Environmental Services from 2005 to March 2022
S. W. Smith	37	Controller and Principal Accounting Officer since December 19, 2022; Manager, Revenue Requirements from September 2019 to December 2022; Manager, Energy and Derivatives Accounting from July 2018 to August 2019; Manager, Source to Pay Accounting at Nike, Inc. from August 2017 to July 2018

The executive officers of PSE as of February 23, 2023, are listed below along with their business experience during the past five years.  Officers of PSE are elected for one-year terms.

Name	Age	Offices
M. E. Kipp	55	President since August 2019; Chief Executive Officer since January 2020. President and Chief Executive Officer at El Paso Electric from May 2017 to August 2019; Chief Executive Officer at El Paso Electric from December 2015 to May 2017
K. Hasan	52	Executive Vice President and Chief Financial Officer since August 2022; Senior Vice President and Chief Financial Officer from June 2021 to August 2022; Executive Vice President and Chief Financial Officer of CLECO Corporation from 2018 to June 2021; Chief Risk Officer and Vice President at AES Corporation from 2014 to 2018
M. F. Hopkins	57	Senior Vice President Shared Services and Chief Information Officer since March 2020; Vice President and Chief Information Officer from August 2013 to March 2020
L. Luebbe	55	Senior Vice President, Chief Sustainability Officer and General Counsel since December 1, 2022; Vice President Sustainability and Deputy General Counsel from March 2022 to November 2022; Assistant General Counsel and Director Environmental Services from 2005 to March 2022
A.W. Smith	58
Executive Vice President and Chief Operating Officer since July 2022. Senior Vice President, Electric Operations at Pacific Gas and Electric Company from May 2021 to July 2022. Senior Vice President, Grid Development at American Electric Power Service Company from 2015-2021

A.W. Wappler	58	Senior Vice President and Chief Customer Officer since November 2021. Vice President Customer Operations and Communications from 2016 to November 2021
S. W. Smith	37	Controller and Principal Accounting Officer since December 19, 2022; Manager, Revenue Requirements from September 2019 to December 2022; Manager, Energy and Derivatives Accounting from July 2018 to August 2019; Manager, Source to Pay Accounting at Nike, Inc. from August 2017 to July 2018

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

PSE is currently subject to a Washington Commission order that requires PSE to share its excess earnings above the authorized rate of return with customers. The Washington Commission previously approved an electric and natural gas decoupling mechanism for the recovery of its delivery-system and fixed production costs, along with a rate plan and earnings sharing mechanism that requires PSE and its customers to share in any earnings in excess of the authorized rate of return. The earnings test is done for each service (electric/natural gas) separately, so PSE would be obligated to share the earnings for one service exceeding the authorized rate of return, even if the other service did not exceed the authorized rate of return.

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

Natural disasters like wildfires and catastrophic events, including terrorist acts, may adversely affect PSE's business.  Events such as fires, earthquakes, explosions, floods, tornadoes, extreme weather events, vandalism, terrorist acts, and other similar occurrences, could damage PSE's operational assets, including utility facilities, information technology infrastructure, distributed generation assets and pipeline assets. Such events could likewise damage the operational assets of PSE's suppliers or customers. These events could disrupt PSE's ability to meet customer requirements, significantly increase PSE's response costs, and significantly decrease PSE's revenues. Unanticipated events or a combination of events, failure in resources needed to respond to events, or a slow or inadequate response to events may have an adverse impact on PSE's operations, financial condition, and results of operations. The availability of insurance covering catastrophic events like wildfires, sabotage and terrorism may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms.

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
Under current law, PSE is also generally responsible for any on-site liabilities associated with the environmental condition of the facilities that it currently owns or operates or has previously owned or operated.  The occurrence of a material environmental liability or new regulations governing such liability could result in substantial future costs and have a material adverse effect on PSE’s results of operations and financial condition. Specific to climate change, Washington State has adopted both renewable portfolio standards and GHG legislation, including CETA and CCA, and PSE anticipates full compliance with these requirements.
In 2021, the Washington Legislature adopted the CCA, which establishes a GHG emissions cap-and-invest program that caps GHG emissions beginning on January 1, 2023 and makes further reductions to the cap annually through 2050. The WDOE published final regulations to implement the program on September 29, 2022, which became effective on October 30, 2022. WDOE also indicated that they will have subsequent rulemakings that will build off initial rulemaking as program implementation gets underway and progress with Washington State carbon goals are evaluated. In general, the program will require covered entities to obtain emission allowances or offset credits for covered emissions and the WDOE provides the annual allowance budget based on the cap. Allowances can be obtained through quarterly auctions, or bought and sold on a secondary market. The CCA regulates PSE both as an electric utility and as a natural gas distribution utility. PSE is required to obtain emission allowances or offset credits for GHG emissions associated with electricity generated in or imported into the state to serve Washington State load, and all electricity generated by Washington State PSE facilities with total annual emissions exceeding 25,000 metric tons of carbon dioxide equivalent per year. As an electric utility subject to Washington’s CETA, PSE will receive emission allowances at no cost through 2050 for direct emissions associated with electricity used to serve Washington State load to mitigate impacts to ratepayers. PSE will also be required to obtain emission allowances for GHG emissions associated with natural gas supplied to customers and any natural gas system associated facilities with emissions that exceed 25,000 metric tons of carbon dioxide equivalent per year. Based on the rules passed in 2022, there is potential for PSE’s compliance with the CCA to result in increased costs to customers or amounts that PSE may not be able to recover through electric and natural gas rates. Potential risks associated with CCA compliance could include: the evolving nature of the CCA rulemaking as indicated by WDOE, market uncertainty based on rule interpretation during implementation, unresolved recovery methodology for CCA’s impact on energy costs, company costs, customer rate impacts, and cash, liquidity and credit volatility.

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

PSE may face risks related to the COVID-19 pandemic and other outbreaks that could have a material adverse impact on our business and results of operations. Business disruptions arising from pandemics, such as COVID-19, may adversely affect economic activity within Washington State and the United States of America. Efforts to contain and mitigate such pandemics and/or outbreaks (including, but not limited to, voluntary and mandatory quarantines, vaccination requirements, restrictions on travel, limiting gatherings of people, and reduced operations and extended closures of many businesses and institutions) could materially impact our results of operations, financial condition and ongoing operations. The impacts include but are not limited to:
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

The amount of the Company's debt could adversely affect its liquidity and results of operations. Puget Energy and PSE have short-term and long-term debt, and may incur additional debt (including secured debt) in the future.  Puget Energy has access to a multi-year $800.0 million revolving credit facility, secured by substantially all of its assets, which has a maturity date of May 14, 2027. There was $118.6 million outstanding under the facility as of December 31, 2022.  Puget Energy's credit facility includes an expansion feature that could, subject to the commitment of one or more lenders, increase the size of the facility to $1.3 billion. PSE also has a separate credit facility, which provides PSE with access to a multi-year $800.0 million revolving credit facility, and includes an expansion feature that could, subject to the commitment of one or more lenders, increase the size of the facility to $1.4 billion. The PSE credit facility matures on May 14, 2027. As of December 31, 2022, no amounts were drawn and outstanding under the PSE credit facility. In addition, Puget Energy has issued $2.0 billion in senior secured notes, whereas PSE, as of December 31, 2022, had approximately $4.8 billion outstanding under first mortgage bonds, pollution control bonds and senior notes. The Company's debt level could have important effects on the business, including but not limited to:
•Making it difficult to satisfy obligations under the debt agreements and increasing the risk of default on the debt obligations;
•Making it difficult to fund non-debt service related operations of the business; and
•Limiting the Company's financial flexibility, including its ability to borrow additional funds on favorable terms or at all.

A downgrade in Puget Energy’s or PSE’s credit rating could negatively affect the ability to access capital, the ability to hedge in wholesale markets and the ability to pay dividends. Although neither Puget Energy nor PSE has any rating downgrade provisions in its credit facilities that would accelerate the maturity dates of outstanding debt, a downgrade in the Companies’ credit ratings could adversely affect the ability to renew existing or obtain access to new credit facilities and could increase the cost of such facilities.  For example, under Puget Energy’s and PSE’s facilities, the borrowing spreads over the Secured Overnight Financing Rate (SOFR) (or other applicable index) and commitment fees increase if their respective corporate credit ratings decline.  A downgrade in commercial paper ratings could increase the cost of commercial paper and limit or preclude PSE’s ability to issue commercial paper under its current programs.
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

Changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our credit facilities and the interest rates on such borrowings. LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR announced that it intends to phase out LIBOR by the end of 2021. In November 2020, LIBOR’s administrator indicated that US dollar LIBOR will likely continue to be published until June 30, 2023, which would allow time for certain legacy contracts to mature before US dollar LIBOR is no longer available. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, Puget Energy or PSE may suffer from potential increases in interest rates on any borrowings. In May 2022, Puget Energy and PSE entered into new revolving credit facilities that eliminated LIBOR as the benchmark for floating rate loans and replaced it with the Secured Overnight Financing Rate (SOFR) as the new benchmark rate for floating rate loans plus a spread that is based upon Puget Energy’s or PSE’s credit ratings, respectively.

Poor performance of pension and postretirement benefit plan investments and other factors impacting plan costs could unfavorably impact PSE’s cash flow and liquidity. PSE provides a defined benefit pension plan and postretirement benefits to certain PSE employees and former employees.  Costs of providing these benefits are based, in part, on the value of the plan’s assets and the current interest rate environment and therefore, adverse market performance or low interest rates could result in lower rates of return for the investments that fund PSE’s pension and postretirement benefits plans and could increase PSE’s funding requirements related to the pension plans.  Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase PSE's funding requirements related to the pension plans. Any contributions to PSE’s plans in 2023 and beyond as well as the timing of the recovery of such contributions in GRCs could impact PSE’s cash flow and liquidity.

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
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  In addition, beginning February 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio calculated on a regulatory basis is 44.0% or below, except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE's ability to declare or make any distribution is limited by its' corporate credit/issuer rating and EBITDA to interest ratio, as previously discussed above.  The common equity ratio, calculated on a regulatory basis, was 48.1% at December 31, 2022, and the EBITDA to interest expense was 5.0 to 1.0 for the twelve-months ended December 31, 2022.
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

The Company's costs and expenses could increase as a result of inflationary pressures. Such inflationary pressures could result in increased labor, commodities, materials and supplies, outside services and capital costs, among others, that may not be offset by an increase in revenues, which would adversely affect the Company’s results of operations. While regulatory mechanisms exist to mitigate the impacts of inflation on commodity prices, the Company cannot assure that rising inflation will not have an adverse effect on the Company's results of operations.

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

ITEM 3. LEGAL PROCEEDINGS
Effective in November 2020, the SEC Final Rule Release No. 33-10825, "Modernization of Regulation S-K Items 101, 103, and 105" updated the disclosure threshold for environmental proceedings. Prior to this rule, environmental proceedings to which the government is a party were required to be disclosed if the proceeding was expected to result in sanctions of $100,000 or more. The rule increases the quantitative threshold to $300,000, but also permits registrants to elect a higher threshold, limited to the lesser of $1 million or 1% of consolidated current assets, if the registrant determines that such threshold is more reasonably designed to result in the disclosure of material environmental proceedings. Given the size of the Company's operations, PSE elected a threshold of $1 million. For information on litigation or legislative rulemaking proceedings, see Note 15, "Litigation" to the consolidated financial statements included in Item 8 of this report.

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
From time to time, when deemed advisable and permitted, PSE and Puget Energy pay dividends on its common stock. During 2022, 2021, and 2020, PSE paid dividends to its parent, Puget Energy, and Puget Energy paid dividends to its parent, Puget Equico, in the amounts shown in Puget Energy's and PSE's Consolidated Statements of Common Shareholder's Equity, included in Item 8, "Financial Statements and Supplementary Data" of this report.

ITEM 6. [Reserved]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-K. This section generally discusses the results of operations and changes in financial condition for 2022 compared to 2021. For discussion related to the results of operations and changes in financial condition for 2021 compared to 2020 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2021 Form 10-K, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Puget Energy’s and PSE’s actual results could differ materially from results that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.  Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy’s and PSE’s other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy’s and PSE’s business, prospects and results of operations.

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

Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as well as return on equity (ROE) excluding unrealized gains and losses on derivative instruments (net income plus unrealized losses and/or minus unrealized gains on derivative instruments divided by average common equity) that is considered a “non-GAAP financial measure”.  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that includes adjustments that result in a presentation that is not defined by GAAP. The Company believes that its return on average of monthly averages (AMA) equity, also a non-GAAP measure, is a suitable metric for comparing ROE across years and is a relevant metric for assessing and evaluating ROE performance against the Company's authorized regulated ROE.  The AMA equity is not intended to represent the regulated equity. PSE's ROE may not be comparable to other companies' ROE measures.  Furthermore, this measure is not intended to replace ROE (GAAP net income divided by GAAP average common equity) as an indicator of operating performance.
The following table presents PSE’s ROE, its return on AMA equity and its authorized regulated ROE for 2022 and 2021:

	2022			2021
(Dollars in Thousands)	Earnings	Average Common Equity	Return on Equity	Earnings	Average Common Equity	Return on Equity
Return on equity	$490,952	$4,613,257	10.6%	$336,063	$4,268,420	7.9%
Less/Plus: Unrealized gains and losses on derivative instruments, after-tax	(206,330)	—	*	(10,890)	—	*
Plus: Equity adjustments[1]	—	(108,984)	*	—	104,731	*
Plus: Impact of average of monthly average (AMA)	—	127,482	*	—	97,767	*
Return on AMA equity	$284,622	$4,631,755	6.1%	$325,173	$4,470,918	7.3%
Authorized regulated return on equity[2]			9.4%			9.4%
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
*Not meaningful and/or applicable.

The Company’s 2022 return on AMA equity was 6.1%, which is lower than the authorized regulated ROE primarily due to the following:
•Regulated equity (rate base multiplied by equity percent) was $589.3 million lower than AMA equity for the year ended December 31, 2022. The impact on ROE for this variance was negative 1.2%. The variance was primarily driven by investment in items that do not earn a return or earn a return that is less than the authorized ROE. Such items include investment in construction work in progress and growth in rate base since the last general rate case (GRC).
•Depreciation expense was $18.0 million higher than the amount allowed in rates on an after-tax basis for the year ended December 31, 2022, for an impact on ROE of negative 0.4%.
•Operations and maintenance expense, including production operations and maintenance, was $61.5 million higher than the amount allowed in rates on an after-tax basis for the year ended December 31, 2022, for an impact on ROE of negative 1.3%.

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
•General economic conditions, such as inflation, in PSE's service territory and its effects on customer growth and use-per-customer;
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
On May 3, 2021, the Washington Governor signed legislation passed by the state legislature that would require investor-owned utilities to file a multiyear rate plan for two, three, or four years as part of a GRC filed with the Washington Commission on or after January 1, 2022. For the initial rate year, the legislation requires the Washington Commission to ascertain and determine the fair value for rate-making purposes of the property in service as of the date that rates go into effect. Utilities would be bound to the first and second year of a multiyear rate plan and can file for a new rate plan in years three or four. If a company earns greater than a half percent above its authorized rate of return on a regulated basis, revenues above the level must be deferred for funds to customers or another determination by the Washington Commission in a subsequent adjudicative proceeding. The Washington Commission must also set performance measurements to assess a natural gas or electric company operating under a multiyear rate plan.

General Rate Case Filing
2022 GRC
PSE filed a GRC which includes a three-year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three rate years. PSE requested an overall rate of return of 7.39% in 2023; 7.44% in 2024; and 7.49% in 2025. The filing requested recovery of forecasted plant additions through 2022 as required by Revised Code of Washington (RCW) 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan.
In August 2022, three separate partial multiparty settlement agreements were reached. On August 5, 2022, parties filed an unopposed partial multiparty settlement agreement relating to the Voluntary Long Term Renewable Energy Purchase rider, known as Green Direct, resolving the method for calculating the energy credit Green Direct customers receive, among other matters. On August 26, 2022, six of the sixteen parties, including PSE, filed a partial multiparty settlement agreement with the Washington Commission determining that the regulated portion of the Tacoma LNG Facility will be included in rates, as a tracker, beginning November 2023. Also, on August 26, 2022, twelve of the sixteen parties, including PSE, filed a partial multiparty settlement agreement with the Washington Commission for the remaining items in the GRC. The GRC settlement agreement set a two year rate plan instead of a three year plan as originally filed, provided a capital structure of 49.0% equity and 51.0% debt, and a return on equity of 9.4% with an overall rate of return of 7.16%.
On December 22, 2022, the Washington Commission issued an order on PSE’s 2022 GRC which approved, with conditions, three settlement agreements which cover a two-year period beginning January 1, 2023. The ruling provided for a weighted cost of capital of 7.16%, or 6.62% after-tax, and a capital structure of 49.0% in common equity in 2023 and 49.5% in common equity in 2024, with a return on equity of 9.4%. The order also provided for an update to power costs in 2023 and 2024 and authorizes PSE to seek recovery of the costs related to the Tacoma LNG Facility concurrent with its 2023 PGA filing. PSE is also allowed to file two additional trackers that will request to recover all rate base, depreciation, and operations and maintenance (O&M) expenses related to investments under the Company’s Clean Energy Implementation Plan (CEIP) and Transportation Electrification Plan.

On December 27, 2022 PSE submitted compliance filings, including an update to power costs, and revised tariff sheets to comply with the order. On January 6, 2023, the Washington Commission rejected the compliance filing, in part; and required a revised compliance filing specific to electric rates to remove an additional $135.8 million related to PSE’s recovery of projected costs related to the modeling of the Climate Commitment Act’s impacts on PSE’s use of natural gas and coal-fired resources that had been included as part of PSE's update to power costs in the compliance filing. Per the order, PSE is allowed to either defer the $135.8 million in projected power costs and may submit a request for recovery of those costs either in its 90-day compliance filing for 2024 forecasted power costs or file a petition for Washington Commission review of these costs in a separate proceeding.
Natural gas rates became effective on January 7, 2023, resulting in a $70.8 million increase in natural gas base revenue in 2023 and a $19.5 million increase in 2024, representing increases of 6.4% and 1.65%, respectively. On January 10, 2023, the Washington Commission accepted the revised compliance filing with electric rates going into effect on January 11, 2023. The revisions reflected a final base electric revenue increase of $247.0 million in 2023 and $33.1 million in 2024, which represents an increase of 10.75% and 1.33%, respectively.

2019 GRC
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
In July 2021, PSE received a Private Letter Ruling (PLR) from the IRS which concluded that in the 2019 GRC the Washington Commission’s methodology for reversing plant-related excess deferred income taxes was an impermissible methodology under the IRS normalization and consistency rules. The PLR required adjustments to PSE's rates to bring PSE back into compliance with IRS rules. In September 2021, the Washington Commission amended its order in accordance with the PLR. The annualized overall rate impact was an increase of $15.8 million, or 0.7%, for electric and $3.1 million, or 0.3%, for natural gas for a total of $18.9 million with rates effective October 1, 2021. This led to an overall annualized net increase to electric rates of $77.1 million, or 3.7%, an increase of $17.5 million above the $59.6 million granted in the revised final order. The order also led to an overall annualized net increase to natural gas rates of $45.3 million, or 5.9%, an increase of $2.4 million above the $42.9 million granted in the revised final order. The Washington Commission maintained adjustments that mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $48.3 million, or 2.3%, and the natural gas increase to $4.9 million, or 0.6%.
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
The 2022 GRC Order in Docket No. UE-220066, set PCORC rates to zero effective January 11, 2023 and PSE agreed not to file a PCORC during 2023 and 2024, the two-year rate plan agreed to in the GRC settlement.

Revenue Decoupling Adjustment Mechanism
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
On January 6, 2023, the Washington Commission approved the natural gas 2022 GRC filing. As part of this filing the annual gas delivery allowed revenue was updated to reflect changes in the approved revenue requirement. Additionally, the Commission approved the removal of the earnings test from the decoupling mechanism in accordance with RCW 80.28.425(6). The changes took effect on January 7, 2023.
On January 10, 2023, the Washington Commission approved the electric 2022 GRC filing. As part of this filing the annual electric delivery and fixed power cost allowed revenue was updated to reflect changes in the approved revenue requirement. Additionally, the Commission approved the removal of the earnings test from the decoupling mechanism in accordance with RCW 80.28.425(6). The changes took effect on January 11, 2023.
On December 31, 2022, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2022 electric or natural gas decoupling revenue.

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
___________________

1.For electric and natural gas rates effective May 1, 2022, May 1, 2021 and May 1, 2020, there were no excess earnings that impacted the approved revenue change.
2.For the electric rates effective May 1, 2022, there was $8.0 million of excess deferred revenues for delivery and fixed power costs which could not be set in rates until May 1, 2023 due to the 3% rate cap.
3.For the electric rates effective May 1, 2021, there was $24.1 million of excess deferred revenues for delivery and fixed power costs which could not be set in rates until May 1, 2022 due to the 3% rate cap.
4.The 2019 GRC final order lengthened the recovery period from the original one-year recovery to a two-year recovery of April 2022. The remaining decoupling amortization balances for delivery and fixed power costs of $1.7 million were included in electric decoupling mechanism tariff rates, effective May 1, 2022.

Electric Rates
Colstrip Adjustment Rider
This schedule implements surcharges and/or credits to collect or pass back the costs incurred or benefits realized associated with Colstrip Power Plant Units 1 & 2 and 3 & 4 as authorized in Washington Commission Docket No. UE-220066. Beginning in 2026, only decommissioning and remediation related costs will be included in this Schedule in compliance with the Clean Energy Transformation Act.

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
January 11, 2023	2.2%	$50.3

Energy Charge Credit Recovery Adjustment
This schedule implements a surcharge to recover certain costs incurred under the electric Schedule 139 Voluntary Long Term Renewable Energy Purchase Rider as authorized in Washington Commission Docket No. UE-220066. The surcharge in this schedule will be updated with each filing that revises the Schedule 139 Energy Charge Credit.

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
January 11, 2023	1.5%	$35.3

Rates Not Subject to Refund Rate Adjustment
The purpose of this schedule is to recover costs approved during a multiyear rate plan period that are not subject to refund and that are above the level of base rates set in the multiyear rate plan as authorized in Washington Commission Docket No. UE-220066.

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
January 11, 2023	7.9%	$182.5

Rates Subject to Refund Rate Adjustment
The purpose of this schedule is to charge customers the provisionally approved rates subject to refund approved in a multiyear rate plan, for property granted provisional approval for recovery as authorized in Washington Commission Docket No. UE-220066. PSE will file an annual review March 31st of each year, which will be reviewed by the Washington Commission.

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
January 11, 2023	4.0%	$91.7

Transportation Electrification Plan Adjustment Rider
This schedule implements surcharges to collect costs incurred associated with the implementation of the Company’s Transportation Electrification Plan, and specifically the products and services offered under Schedules 551, 552, 553, 554, 555, 556, 557, 558, 559 and 583 as authorized in Washington Commission Docket No. UE-230040.

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
March 1, 2023	0.2%	$6.0

Conservation Service Rider
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2022	1.0%	$21.6
May 1, 2021	(0.6)	(12.3)
May 1, 2020	0.9	17.8

Federal Incentive Tracker
The following table sets forth the federal incentive tracker tariff revenue requirement approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates from prior year	Total credit to be passed back to eligible customers (Dollars in Millions)
January 1, 2023[1]	1.3%	$1.0
January 1, 2022	0.1	(28.2)
January 1, 2021	0.3	(29.5)
January 1, 2020	(0.04)	(37.8)
____________________
1. The 2022 rate period represented the final year of the ten year period used to pass back the Treasury Grants included in Schedule 95A (Federal Incentive Tracker). The overall rate now represents a surcharge as amounts from the 2022 filing are expected to be over-distributed.

Low Income Program
The following table sets forth the low income program funding adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2022	1.1%	$25.8
October 1, 2021	0.3	5.8

Power Cost Adjustment Clause
PSE updated its Schedule 95 rates in the Power Cost Adjustment Clause tariff to reflect the transition fee as required by Section 12 of the Special Contract, a non-prescribed commercial/industrial rate contract. Additionally, Schedule 95 rates also include portions of fixed power cost adjustments per the allowed decoupling rate re-allocation resulting from a Special Contract customer becoming a transportation customer as well as small variable power cost adjustments.
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2020. The surcharging of deferrals can be triggered by the Company when the balance in the deferral account is a credit of $20.0 million or more. During 2020, actual power costs were higher than baseline power costs, thereby creating an under-recovery of $76.1 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $32.1 million of the under-recovered amount, and customers were responsible for the remaining $44.0 million, or $46.0 million including interest. PSE filed to recover the deferred balance in Docket No. UE-210300, and the Washington Commission allowed the recovery effective December 1, 2021.
Additionally, PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2021. During 2021, actual power costs were higher than baseline power costs; thereby, creating an under-recovery of $68.0 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $31.3 million of the under-recovered amount, and customers were responsible for the remaining $36.7 million, or $38.4 million including interest. On October 27, 2022, the Washington Commission approved PSE's 2021 PCA report that proposes to recover the deferred balance for 2021 PCA period by keeping the current rates and allowing recovery from January 1, 2023 through November 30, 2023.

The following table sets forth power cost adjustment clause filing approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
December 1, 2020[1]	2.1%	$43.9
October 15, 2020	(0.2)	(3.3)
July 3, 2020[2]	1.2	23.9
______________
1.The Schedule 95 PCA mechanism rates from the prior year that recover the 2019 imbalance (effective December 1, 2020) have been extending through December 31, 2022 to recover the imbalance attributable to 2020. As of October 27, 2022 in UE-220308 Final Order, the Washington Commission approved to extend PCA imbalance rates to recover the PCA imbalance attributable to 2021 from January 1, 2023 to November 30, 2023.
2. The rates for the Electric Special Contract were zeroed out effective July 3, 2020 following the July 2019 through June 2020 period. The actual residual amount resulting at July 31, 2020 were included in the electric Schedule 129 Low Income Program rates that became effective October 1, 2020.

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

For the year ended December 31, 2022, in its PCA mechanism, PSE under recovered its allowable costs by $110.1 million of which $74.6 million was apportioned to customers and $1.5 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $68.0 million for the year ended December 31, 2021, of which $36.7 million was apportioned to customers and accrued $1.7 million interest on the total deferred customer balance.
Property Tax Tracker
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2022	(0.3)%	$(5.8)
May 1, 2021	(0.1)	(1.7)
May 1, 2020	0.07	1.4

Residential and Farm Exchange Benefit
The following table sets forth residential and farm exchange benefit adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Total credit to be passed back to eligible customers (Dollars in Millions)
November 1, 2021	0.4%	$(75.7)

Natural Gas Rates
Distribution Pipeline Provisional Recovery Adjustment
This schedule implements surcharges in order to defer the revenues associated with the provisional recovery of $30.0 million for the four miles of distribution pipe to support proper allocation of the investments in a later filing as authorized in Washington Commission Docket No. UG-220067.

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
January 7, 2023	0.3%	$3.0

Rates Not Subject to Refund Rate Adjustment
The purpose of this schedule is to recover costs approved during a multiyear rate plan period that are not subject to refund and that are above the level of base rates set in the multiyear rate plan as authorized in Washington Commission Docket No. UG-220067.

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
January 7, 2023	(0.1)%	$(1.6)

Rates Subject to Refund Rate Adjustment
The purpose of this schedule is to charge customers the provisionally approved rates subject to refund approved in a multiyear rate plan, for property granted provisional approval for recovery as authorized in Washington Commission Docket No. UG-220067.

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
January 7, 2023	4.1%	$45.5

Conservation Service Rider
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2022	0.3%	$3.2
May 1, 2021	(0.2)	(1.5)
May 1, 2020	0.4	3.5

Cost Recovery Mechanism for Pipeline Replacement
The following table sets forth cost recovery mechanism (CRM) rate adjustments approved by the Washington Commission and the corresponding impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
January 7, 2023[1]	(2.0)%	$(22.6)
November 1, 2022	0.4	4.6
November 1, 2021	0.5	4.9
November 1, 2020	1.2	10.6
____________________
1. Per 2022 GRC Final Order in Docket No. UG-220067, CRM rates on Schedule 149 were set to zero as of January 7, 2023.

Low Income Program
The following table sets forth the low income program funding adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2022	(0.04)%	$(0.4)
October 1, 2021	(0.3)	(3.0)

Property Tax Tracker
The following table sets forth property tax tracker rate adjustments approved by the Washington Commission and the corresponding impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2022	0.02%	$0.2
May 1, 2021	0.3	3.2
May 1, 2020	(0.3)	(2.8)

Purchased Gas Adjustment
On October 28, 2021, the Washington Commission approved PSE's request for November 2021 PGA rates in Docket No. UG-210721, effective November 1, 2021. As part of that filing, PSE requested an annual revenue increase of $59.1 million; where PGA rates, under Schedule 101, increase annual revenue by $80.6 million, and the tracker rates under Schedule 106, decrease annual revenue by $21.5 million.
The annual 2021 PGA rate increases were in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B, which were set, in effect, through September 30, 2023 per the 2019 GRC.
On October 27, 2022, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-220715, effective November 1, 2022. As part of that filing, PSE requested an annual revenue increase of $155.3 million; where PGA rates, under Schedule 101, increase annual revenue by $142.1 million, and the tracker rates under Schedule 106, increase annual revenue by $13.2 million.
On November 15, 2022, the FERC approved a settlement of a counterparty, FERC Docket No. RP17-346. Under the terms, PSE was allocated $24.2 million related to PSE natural gas services which was recorded on December 31, 2022 and included below. The 2022 GRC order requires PSE to amortize the refund in 2023 as a credit against natural gas costs and therefore pass back the refund to customers through the PGA mechanism.
The following table presents the PGA mechanism balances and activity at December 31, 2022 and December 31, 2021:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	December 31,	December 31,
PGA receivable balance and activity	2022	2021
PGA receivable beginning balance	$57,935	$87,655
Actual natural gas costs	457,950	364,775
Allowed PGA recovery	(496,879)	(396,236)
Interest	1,674	1,741
Refund from counterparty settlement	(24,216)	—
PGA (liability)/receivable ending balance	$(3,536)	$57,935

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

Other Proceedings
Voluntary Long-Term Renewable Energy
PSE offers Green Direct to larger customers (aggregated annual loads greater than 10,000-megawatt hours (MWh)) and government customers. The initial resource option offered under this rate schedule is a wind generation facility with the capacity of approximately 136.8 MW, which went into operation on November 7, 2020. The project is fully subscribed and the twenty-one customers under phase 1 of the program began taking service in November 2020.
The Washington Commission approved a second phase of the Green Direct product in 2018. The phase 2 project is the 150 MW Lund Hill Solar facility located in Klickitat County, Washington. The solar facility declared full commercial operations on October 19, 2022 and will serve an additional twenty customers who enrolled in 2018. On March 1, 2021, the associated power purchase agreement went into effect under an interim supply agreement for renewable energy delivered to PSE’s system; and thus, the phase 2 customers began receiving renewable energy under their agreement on March 1, 2021. All

Green Direct customers are now receiving a blend of the phase 1 wind and the renewable energy delivered under the phase 2 power purchase agreement.

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective electric and natural gas service tariffs. The purpose of this filing was to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP-1) (Dockets No. UE-200331 and UG-200332), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP allowed PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program made available $11.0 million in unspent low income funds from prior years, therefore resulting in no rate impact, and supplemented other forms of financial assistance. CACAP-1 ran from April 13, 2020, to September 30, 2020.
On March 28, 2021, the Washington Commission approved PSE’s CACAP-2 (Dockets No. UE-210137 and UG-210138). With a program budget of $20.0 million for electric customers and $7.7 million for natural gas customers, CACAP-2, which ran from April 12, 2021, to March 29, 2022, provided up to $2,500 per year in bill assistance for arrearages for each qualifying low-income household.
On October 15, 2021, PSE submitted for the Washington Commission’s review and approval a Supplemental CACAP (Dockets No. UE-210792 and UG-210793) filing to continue assistance for PSE customers facing financial hardship due to COVID-19. The Washington Commission approved the Supplemental CACAP program to be effective on November 15, 2021. The Supplemental CACAP utilized carry-over funds not expended in any prior years under PSE’s Schedule 129 Home Energy Lifeline Program (HELP), with a combined total budget of $34.5 million for both electric and natural gas residential customers (capped at $23.7 million and $10.8 million, respectively). Supplemental CACAP benefits offered to cover a qualifying residential customer’s past due balance, up to $2,500. PSE applied the Supplemental CACAP benefits automatically, with an opt-out option, in December 2021.
For additional information, see Note 4, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 8 of this report.

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
In 2021, the Washington Legislature adopted the Climate Commitment Act (CCA), which establishes a greenhouse gases (GHG) emissions cap-and-invest program that caps GHG emissions beginning on January 1, 2023 and makes further reductions to the cap annually through 2050. The Washington Department of Ecology (WDOE) published final regulations to implement the program on September 29, 2022, which became effective on October 30, 2022. WDOE also indicated that they will have subsequent rulemakings that will build off initial rulemaking as program implementation gets underway and progress with Washington State carbon goals are evaluated. See Part I Item 1 "Recent and Future Environmental Law and Regulation" in this report for further details on the CCA. Based on the rules passed in 2022, there is potential for PSE’s compliance with the CCA to result in increased costs to customers or amounts that PSE may not be able to recover through electric and natural gas rates. Potential risks associated with CCA compliance could include: the evolving nature of the CCA rulemaking as indicated by

WDOE, market uncertainty based on rule interpretation during implementation, unresolved recovery methodology for CCA’s impact on energy costs, company costs, customer rate impacts, and cash, liquidity and credit volatility.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document.  The following discussion provides the significant items that impacted PSE’s results of operations for the years ended December 31, 2022, and December 31, 2021.

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

The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31,
	2022	2021
Operating income (loss)	$792,462	$580,147
Electric utility revenue	2,961,457	2,671,623
Purchased electricity	(1,038,728)	(784,565)
Electric generation fuel	(348,159)	(282,254)
Residential exchange	77,715	82,225
Utility electric margin (non-GAAP)	$1,652,285	$1,687,029
Natural gas operating revenue	$1,209,636	$1,067,418
Purchased natural gas	(500,849)	(398,553)
Utility natural gas margin (non-GAAP)	$708,787	$668,865
Other revenue	$45,080	$66,620
Unrealized gain (loss) on derivative instruments, net	261,177	13,785
Other operation and maintenance expenses	(665,259)	(629,864)
Non-utility expense and other	(47,194)	(56,242)
Depreciation and amortization	(774,291)	(807,519)
Taxes other than income tax expense	(388,123)	(362,527)
Operating income (loss)	$792,462	$580,147

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE’s service territory.
The following chart displays the changes in PSE’s electric margin for the years ended December 31, 2021, to December 31, 2022:

Electric Margin
2021 to 2022 comparison
$2,200
$2,000
$1,800
$1,600
$1,400
$ (Millions)
$1,687.0
$150.9
$175.1
$(25.0)
$5.4
$(16.5)
$(254.2)
$(65.9)
$(4.5)
$1,652.3
2021 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation & Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2022 Electric Margin

_______________
* Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

2021 compared to 2022
Electric Operating Revenue
Electric operating revenues increased $289.8 million primarily due to increased retail sales of $150.9 million, sales to other utilities and marketers of $175.1 million, and other decoupling revenue of $5.4 million; partially offset by a decrease in decoupling revenue of $25.0 million and transportation and other revenue of $16.5 million. These items are discussed in detail below:
•Electric retail sales increased $150.9 million due to an increase of $85.2 million in rates compared to the prior year and an increase of $65.7 million from an increase in retail electricity usage of 2.7%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2021 PCORC effective July 1, 2021 and the conservation service rider effective May 1, 2022. See Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of this report for rate changes. The increase in retail usage was due to an increase in residential and commercial usage of 2.4% and 3.3%, respectively. Residential usage increased due to a 5.5% increase in heating degree days due to lower than normal temperatures, primarily in the 2nd quarter of 2022 and a 6.6% increase in cooling degree days due to higher than normal temperatures, primarily in the 3rd quarter of 2022. The increase in commercial usage was driven by employees returning to work after business shut downs and lack of staffing in 2021 due to COVID-19.

•Sales to other utilities and marketers increased $175.1 million primarily due to a 109.6% increase in electric wholesale sale price driven by a nationwide increase in natural gas price, that fuel natural gas-fired electric generation, following worldwide natural gas supply constraints along with increased demand from overseas markets. Additionally, wholesale sale volumes increased 1.8%.
•Decoupling revenue decreased $25.0 million, primarily attributable to a $7.7 million and $17.3 million decrease in delivery and fixed production cost (FPC) deferral revenues, respectively. This was driven mainly by lower allowed revenue per customer and increased usage for delivery deferral revenues as well as increased usage for FPC deferral revenues. This resulted in allowed revenues being lower than actual decoupling deferral revenues by a greater margin in the current year compared to the prior year.
•Other decoupling revenue increased $5.4 million, primarily due to the amortization of prior year residential delivery overcollections beginning in May 2022. This was partially offset by a $2.0 million decrease related to GAAP alternative revenue program recognition guidelines. As of the year ended December 31, 2021, there were $8.0 million of deferred 2020 GAAP alternative decoupling revenues that were recognized, which was partially offset by $3.0 million in deferred 2021 GAAP alternative decoupling revenues. As of the year ended December 31, 2022, there were $3.0 million of deferred 2021 GAAP alternative decoupling revenues that were recognized.
•Transportation and other revenue decreased $16.5 million primarily due to no production tax credit (PTC) deferral revenue for the re-purpose of the PTCs in 2022 compared to $45.6 million in 2021 and a decrease of $32.6 million related to the IRS PLR which includes revenue recognition in 2021, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of this report. The decreases were partially offset by an increase in net wholesale non-core natural gas sales of $62.1 million, which was primarily due to a $130.8 million increase in wholesale sales driven by a 2.8% increase in gas sales volume at an average price that was 71.8% higher in 2022 compared to 2021 and a $107.7 million increase in the cost of gas sold, which was also due to a higher average price and increased volumes. Additionally, the increase in the net whole non-core gas sales was also driven by a $39.0 million increase in gas financial hedging gains.

Electric Power Costs
Electric power costs increased $324.6 million primarily due to an increase of $254.2 million of purchased electricity costs, $65.9 million of electric generation fuel costs and a decrease in residential exchange credits of $4.5 million. These items are discussed in detail below:
•Purchased electricity expense increased $254.2 million due to a 17.0% increase in wholesale electric purchase volumes and a 13.0% increase in average wholesale purchase prices. The increase in volume was driven by a 25.8% increase in Mid-Columbia hydro, increased wind purchase volumes from Golden Hills and Clearwater, which commenced operations in 2022, and Powerex energy purchases that were added in 2022. Purchase volumes increased due to a combination of an increase in load of 1.8% and a decrease in natural gas-fired generation volume of 17.5%, due to lower market heat rates as natural gas prices increased at a higher rate than power prices. The increase in wholesale purchase prices of 13.0% was primarily due to the aforementioned increase in nationwide natural gas prices, which led to increases in all power prices.
•Electric generation fuel expense increased $65.9 million driven by an $8.1 million increase in Colstrip Units 3 and 4 variable fuel expense due to a 6.1% increase in coal fuel burned and a 12.0% increase in the average price per ton. Additionally, natural gas-fired generation fuel costs increased $57.6 million as unit production costs were 51.2% higher due to higher natural gas prices, as discussed above in sales to other utilities. This increase was partially offset by a 17.5% reduction in natural gas-fired generation volumes driven by lower market heat rates.
•Residential exchange credits decreased by $4.5 million due to a 0.4% change in the amount of credits to be passed back to customers effective November 1, 2021, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of this report; partially offset by an increase in residential usage of 2.4% as discussed above in electric retail sales.

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
The following chart displays the changes in PSE’s natural gas margin for the years ended December 31, 2021, to December 31, 2022:

Natural Gas Margin
2021 to 2022 comparison
$900
$800
$700
$600
$ (Millions)
$668.9
$149.7
$(14.3)
$(3.8)
$10.6
$(102.3)
$708.8
2021 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation & Other Revenue
Purchased Natural Gas
2022 Natural Gas Margin

_______________
* Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

2021 compared to 2022
Natural Gas Operating Revenue
Natural gas operating revenue increased $142.2 million primarily due to higher retail sales of $149.7 million and transportation and other revenue of $10.6 million. This increase was partially offset by decreased decoupling revenue of $14.3 million and other decoupling revenue of $3.8 million. These items are discussed in the following details:
•Natural gas retail sales increased $149.7 million due to an increase in rates of $92.8 million and an increase in natural gas load of 5.2% or $56.9 million of natural gas sales. The increase in rates is due to the tariffs filed pursuant to the Company's most recent CRM and PGA effective November 1, 2021 and Conservation rider effective May 1, 2022, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of this report for natural gas rate changes. The increase in load is driven by an increase of commercial and residential usage of 9.2% and 3.5%, respectively. The increase in commercial usage was largely due to employees returning to work after business shut downs and lack of staffing in 2021 due to COVID-19. Residential usage increased due to an 5.5% increase in heating degree days due to lower than normal temperatures, primarily in the 2nd quarter of 2022.
•Decoupling revenue decreased $14.3 million, primarily attributable to increased usage in 2022 and lower allowed revenue per customer compared to 2021. This resulted in actual natural gas revenues being higher than allowed natural gas revenues in the current period, whereas in 2021, actual revenues were lower than allowed revenues.
•Other decoupling revenue decreased $3.8 million due to an increase in current period amortization of prior year revenues compared to 2021. This is attributable to increased usage in 2022 as well as increased amortization rates, both of which increase the rate at which deferral revenues are recovered from customers.
•Transportation and other revenue increased $10.6 million primarily due to LNG return deferral revenue of $18.9 million which started in 2022; partially offset by a decrease of $6.2 million related to the IRS PLR which included revenue recognition in 2021 and amortization of the PLR to offset recovery through rates in 2022, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of this report.

Natural Gas Energy Costs
Purchased natural gas expense increased $102.3 million due to an increase in the PGA rates in November 2021 and an increase in natural gas usage of 5.2% as stated in the natural gas retail sales section above.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's other operating expenses and other income (deductions) for the years ended December 31, 2021, to December 31, 2022:

Other Operating Expenses and Other Income (Deductions)
2021 to 2022 comparison
$ (Millions)
$2,150
$2,100
$2,050
$2,000
$1,950
$1,900
$1,850
$1,800
$1,750
$2,086.5
$(247.4)
$35.4
$(9.0)
$(33.2)
$25.6
$14.9
$6.4
$36.0
$1,915.2
2021 Expenses (Income)
(Gain) loss Derivatives
Utility O&M
Non-Utility and Other
Depreciation & Amortization
Taxes other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2022 Expenses (Income)

2021 compared to 2022
Other Operating Expenses
•Net unrealized (gain) loss on derivative instruments increased $247.4 million to a net gain of $261.2 million for the year ended December 31, 2022. The primary driver was the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices increased 128.1% resulting in $236.3 million in gain for electric. Natural gas prices increased 5.3% resulting in $117.1 million in gain for natural gas. These gains were partially offset by the net settlement of electric trades that were previously recorded as $24.0 million in gain and natural gas trades previously recorded as $82.0 million in gain.
•Utility Operations and Maintenance expense increased $35.4 million primarily due to increases of (i) $9.8 million in customer service expenses primarily driven by increased low income assistance; (ii) $6.2 million increase in the non-service cost component of the qualified pension net periodic benefit cost in 2022 compared to 2021; (iii) $5.3 million of other generation maintenance costs due to increased wind turbine maintenance; (iv) $5.0 million in administrative and general expenses due to additional vice presidents, incentive and merit increases and IT costs related to technology growth and resumption of training and travel expenses in 2022 compared to 2021; (v) $4.8 million in Washington Commission filing fees related to GRC filings; and (vi) $2.4 million in miscellaneous distribution operations expenses due to training costs specific to electric operations.
•Non-utility and other expense decreased $9.0 million primarily due to $12.9 million expenses associated with a 2021 PWI land sale, which was comprised of $11.0 million for the cost of the sale and $1.9 million of selling expenses. This decrease was partially offset by an increase of $3.9 million related to biogas purchase expense.

•Depreciation and amortization expense decreased $33.2 million primarily driven by: (i) electric amortization decreased by $45.5 million or 51.7% from 2021, primarily driven by $45.6 million less Production Tax Credit (PTC) amortization in 2022 as PSE fully utilized its PTC balance in 2021; (ii) common amortization decreased by $18.4 million or 20.6% from 2021, primarily driven by $25.1 million in net retirements of common technology assets. The Company invested heavily in technology solutions from 2017 - 2019, with a majority of useful lives between 3-5 years; and (iii) natural gas amortization decreased by $6.9 million or 41.6% from 2021, primarily driven by the $5.5 million LNG depreciation expense deferral combined with net retirements of $20.1 million in natural gas technology assets. The decreases were partially offset by (i) conservation amortization increased by $13.8 million due to conservation rider rates effective May 1, 2022, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of this report; (ii) natural gas distribution depreciation increased by $10.7 million or 8.5% from 2021, primarily due to $242.0 million in LNG net additions combined with $175.2 million in net additions in gas distribution assets; (iii) electric distribution depreciation increased a net of $6.4 million or 4.2% from 2021, primarily due to $267.1 million in net additions of electric distribution assets; (iv) electric production depreciation increased a net of $3.3 million or 2.4% from 2021, primarily due to $19.2 million in net additions of electric production assets; and (v) common general plant depreciation increased a net of $2.7 million or 9.6% from 2021, primarily due to $42.1 million in general plant additions offset by $45.0 million in retirements.
•Taxes other than income taxes increased $25.6 million primarily due to an increase of $13.8 million related to municipal taxes driven by the increase in retail revenue in 2022 as compared to 2021 and $10.1 million related to the state excise tax.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense decreased $14.9 million from net other income of $32.0 million in 2021 to $17.1 million in 2022. The decrease was primarily driven by (i) $7.1 million other income decrease due to a change in AMI return deferral per the 2022 GRC; (ii) $6.8 million other income decrease related to the deferred return for Puget LNG, per Washington Commission Docket No. UG-210918; (iii) $3.2 million other expense increase in non-utility write-offs driven by the Colstrip dry ash facilities exclusion from recovery in rate base per the 2022 GRC; and (iv) $3.1 million other income decrease in Washington Commission allowance for funds used during construction (AFUDC) due to a decrease in Washington Commission AFUDC rates in the first nine months of 2022 compared to 2021. These increases were partially offset by (i) a decrease of $6.2 million in the non-service cost component of the qualified pension net periodic benefit cost for 2022 compared to 2021.
•Interest expense increased $6.4 million primarily due to an increase of $9.2 million related to the PSE $450.0 million senior secured notes issued on September 15, 2021. This increase was partially offset by a decrease of $2.9 million related to interest expense recognized in conjunction with PSE's deferred compensation liability.
•Income tax expense increased $36.0 million primarily driven by an increase in pre-tax book income.

Puget Energy
Substantially all the operations of Puget Energy are conducted through its regulated subsidiary, PSE.  Puget Energy’s results of operation for the years ended December 31, 2021, and December 31, 2022, were as follows:

Puget Energy Summary Results of Operation
2021 to 2022 comparison
$ (Millions)
$500
$450
$400
$350
$300
$250
$200
$260.8
$154.9
$(1.7)
$(16.0)
$(0.3)
$20.1
$(3.5)
$414.3
2021 Puget Energy net income
PSE net income
Other operating revenue and income
Puget LNG net income
Non-utility expense and other
Interest expense
Income tax benefit (expense)
2022 Puget Energy net income

2021 compared to 2022
Summary Results of Operations
Puget Energy’s net income increased by $153.6 million, which is primarily attributable to an increase in PSE's net income of $154.9 million and a decrease in interest expense of $20.1 million which is a result of lower interest rates on outstanding debt as Puget Energy repaid $500.0 million of 6.00% notes and issued $500.0 million of senior secured notes at an interest rate of 2.379% in June 2021; and Puget Energy repaid $450.0 million 5.625% notes in April 2022 and issued $450.0 million 4.224% notes in March 2022. Additionally, Puget Energy repaid a $210.0 million term loan in June 2021. For further details, see Note 7, "Long-Term Debt" to the consolidated financial statements included in Item 8 of this report. These increases were partially offset by an increase in net loss of $16.0 million at PLNG due to additional operational expenses as PLNG commenced commercial operations in February 2022 and a decrease in income tax benefit of $3.5 million due to an increase in taxable income.

Capital Resources and Liquidity

Capital Requirements
Contractual Obligations and Commercial Commitments
The following are PSE's and Puget Energy's aggregate contractual obligations as of December 31, 2022:

	Payments Due Per Period
(Dollars in Thousands)	Total	2023	2024-2025	2026-2027	Thereafter
Contractual obligations:
Energy purchase obligations[1]	$8,193,734	$2,184,488	$2,180,363	$1,084,780	$2,744,103
Long-term debt including interest[2]	9,014,396	239,716	496,376	774,979	7,503,325
Short-term debt including interest	357,000	357,000	—	—	—
Service contract obligations	416,055	84,095	165,553	86,752	79,655
Non-cancelable operating leases[3]	284,283	23,676	45,119	42,519	172,969
PSE finance leases[3]	142,468	6,383	12,942	13,261	109,882
Pension and other benefits funding and payments	59,961	22,444	11,249	14,960	11,308
Total PSE contractual cash obligations	18,467,897	2,917,802	2,911,602	2,017,251	10,621,242
Long-term debt including interest[2]	2,591,430	156,453	535,066	149,406	1,750,505
Total Puget Energy contractual cash obligations	$21,059,327	$3,074,255	$3,446,668	$2,166,657	$12,371,747
____________________
1.Energy purchase contracts were entered into as part of PSE’s obligation to serve retail electric and natural gas customers’ energy requirements.  As a result, costs are generally recovered either through base retail rates or adjustments to retail rates as part of the power and natural gas cost adjustment mechanisms. Total energy purchase obligation as of December 31, 2022 does not include the Chelan PUD power purchase agreement that was executed on February 7, 2023. For additional information, see Note 16, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of this report.
2.For individual long-term debt maturities, see Note 7, "Long-Term Debt," to the consolidated financial statements included in Item 8 of this report.  For Puget Energy, the amount above excludes the fair value adjustments related to the merger.
3.For additional information, see Note 9, "Leases" to the consolidated financial statements included in Item 8 of this report.

The following are PSE’s and Puget Energy’s aggregate availability under commercial commitments as of December 31, 2022:

	Amount of Available Commitments Expiration Per Period
(Dollars in Thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Commercial commitments:
PSE revolving credit facility[1]	$800,000	$—	$—	$800,000	$—
Inter-company short-term debt[2]	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	—	800,000	30,000
Puget Energy revolving credit facility[3]	681,400	—	—	681,400	—
Less: Inter-company short-term debt elimination[2]	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,481,400	$—	$—	$1,481,400	$—
_______________
1.As of December 31, 2022, PSE had a credit facility which provides $800.0 million of short-term liquidity needs and includes a backstop to the Company's commercial paper program. The credit facility matures in May 2027.  The credit facility also includes a swingline feature allowing same day availability on borrowings up to $75.0 million and an expansion feature that, upon the banks' approval, would increase the total size of the facility to $1.4 billion. As of December 31, 2022, no loans or letters of credit were outstanding under the credit facility and $357.0 million was outstanding under the commercial paper program. The credit agreement is syndicated among numerous lenders. Outside of the credit agreement, PSE has a $2.3 million letter of credit in support of a long-term transmission contract and had $28.0 million issued under a standby letter of credit in support of natural gas purchases.
2.As of December 31, 2022, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million.
3.As of December 31, 2022, Puget Energy had a revolving senior secured credit facility totaling $800.0 million, which matures in May 2027. The revolving senior secured credit facility is syndicated among numerous lenders. The revolving senior secured credit facility also has an expansion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. As of December 31, 2022, there was $118.6 million drawn and outstanding under the Puget Energy credit facility, of which $34.3 million was classified as long-term debt and $84.3 million was classified as short-term debt.

Off-Balance Sheet Arrangements
As of December 31, 2022, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and to improve energy system reliability.  The Company's capital expenditures were $18.6 million higher than forecasted amounts for 2022. The increase was primarily due to (i) higher storm and weather related outage & emergent response; (ii) accelerated thermal generation maintenance and (iii) technology expenditures related to compliance with the Climate Commitment Act, project management, and check-processing software. Construction expenditures, excluding equity allowance for funds used during construction (AFUDC), totaled $1.0 billion in 2022.  Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Millions)	2023	2024	2025
Total energy delivery, technology and facilities expenditures	$1,146.7	$1,311.9	$1,304.2

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

Capital Resources
Cash from Operations

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2022	2021	Change
Net income	$490,952	$336,063	$154,889
Non-cash items[1]	476,696	691,953	(215,257)
Changes in cash flow resulting from working capital[2]	(64,749)	21,379	(86,128)
Regulatory assets and liabilities	(90,335)	(126,625)	36,290
Purchased gas adjustment	37,256	29,720	7,536
Other non-current assets and liabilities[3]	(32,359)	(32,097)	(262)
Net cash (used in)/provided by operating activities	$817,461	$920,393	$(102,932)
_______________
1.Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, production tax credits and miscellaneous non-cash items.
2.Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, accounts payable and accrued expenses.
3.Other non-current assets and liabilities include funding of pension liability.

Year Ended December 31, 2022, compared to 2021
Cash generated from operations decreased by $102.9 million, including a net income increase of $154.9 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items decreased $215.3 million primarily due to: (i) a $247.4 million change from a net unrealized gain on derivative instruments of $13.8 million to a net unrealized gain on derivative instruments of $261.2 million, (ii) a decrease in depreciation and amortization of $47.0 million, and (iii) a deferral of return and depreciation expenses for PSE's share of Tacoma LNG investment of $12.1 million. The decreases were partially offset by: (i) a $45.6 million change in PTC utilization, (ii) a $24.5 million change related to recognition of regulatory asset in 2021 as a result of the IRS PLR that concluded the EDIT methodology included in rates following the 2019 GRC order was impermissible, (iii) increased conservation amortization of $13.8 million, and (iv) deferred taxes of $6.5 million. For further discussion, see "Other Operating Expenses" in Item 7, Management's Discussion and Analysis.
•Cash flows resulting from changes in working capital decreased $86.1 million primarily due: (i) a cash outflow of $155.8 million in account receivable as its balance increased $252.3 million in the twelve months ended December 31, 2022 compared to an increase of $96.5 million during the same period of 2021; the increase was related to higher wholesale sales of natural gas in November and December of 2022 driven by lower temperatures and higher wholesale prices, (ii) higher balances in materials and supplies and fuel and natural gas inventory increased cash outflows by $23.9 million and $23.1 million respectively, and (iii) increased tax payments of $43.1 million as the result of higher profit in 2022 compared to 2021 and increased Washington state property and utility taxes. The cash outflows were partially offset by (i) an increase in accounts payable of $136.6 million, which was driven by higher sales volumes and increased wholesale energy prices, (ii) higher accrued salary and wages of $7.2 million, (iii) higher short-term accrual for the Supplemental Executive Retirement Plan of $4.7 million, (iv) increased annual Washington Commission filing fee payables of $5.9 million, and (v) lower prepayment balances of $5.2 million.
•Cash flows resulting from regulatory assets and liabilities increased $36.3 million primarily due to: (i) a $19.6 million cash inflow was related to changes in deferral of storm excess costs, (ii) a $26.1 million increase in low income program as result of accrued higher cost in 2021 to assist pandemic (COVID-19) affected families, (iii) lower expenses and higher amortization led to an increase of $14.5 million cash inflow in property tax tracker, (iv) amortizing IRS PLR deferral balances contributed an addition of $14.3 million cash inflow, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of this report. The cash inflows were partially offset by a year-over-year change in power cost adjustment receivable, which was relatively flat in 2021, ($3.3 million), and $32.6 million higher in 2022, resulting in a net cash outflow of $35.9 million.

•Cash flow resulting from purchased gas adjustment increased $7.5 million, which was driven by an increase in allowed PGA recovery that exceeded the increase in actual gas cost in 2022 compared to 2021. Increased natural gas prices and higher sales volume led to a $93.1 million increase in actual gas costs in 2022 compared to 2021. Meanwhile, the total amount of allowed PGA recovery in 2022 increased $100.6 million compared to 2021. The combined effect led to year-over-year cash inflow.

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2022	2021	Change
Net income	$(76,607)	$(75,214)	$(1,393)
Non-cash items[1]	36,689	18,312	18,377
Changes in cash flow resulting from working capital[2]	1,355	(26,229)	27,584
Other non-current assets and liabilities[3]	(9,280)	(10,664)	1,384
Net cash (used in)/provided by operating activities	$(47,843)	$(93,795)	$45,952
______________
1.Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, (Gain) or loss on extinguishment of debt, AFUDC-equity, production tax credits and other miscellaneous non-cash items.
2.Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, accounts payable and accrued expenses.
3.Other non-current assets and liabilities include funding of pension liability.

Year Ended December 31, 2022, compared to 2021
Cash generated from operations for the year ended December 31, 2022, in addition to the changes discussed at PSE above, increased by $46.0 million compared to the same period in 2021, which includes a net income decrease of $1.4 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items increased $18.4 million primarily due to an increase of $12.6 million in deferred taxes and an increase in amortization and depreciation of $5.5 million.
•Changes in cash flow resulting from working capital increased $27.6 million primarily due to: (i) a $13.8 million increase due to the change in PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, which are eliminated upon consolidation of Puget Energy, (ii) changes in tax payable added $15.1 million cash inflow, (iii) cash inflow of $3.5 million driven by reduction of accrued interest expense as result of lower interest rates on debt, as Puget Energy repaid $500.0 million of 6.00% notes and issued $500.0 million of senior secured notes at an interest rate of 2.379% in June, 2021. Additionally, Puget Energy used an equity contribution from Puget Equico to pay off a $210.0 million term loan in June, 2021. The cash inflows were partially offset by cash outflow of $3.9 million as result of Puget LNG commenced commercial operations in February 2022 and accrued $3.9 million in account receivable as of December 31, 2022.

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
Proceeds from PSE’s short-term borrowings and sales of commercial paper are used to provide working capital and the interim funding of utility construction programs. Puget Energy and PSE continue to have reasonable access to the capital and credit markets. As a result of the prolonged economic stresses of the COVID-19 pandemic and recent inflationary pressures, the company continues to closely monitor cash receipts from customers and any impacts on the Company’s liquidity which may affect its ability to fund safe, reliable, and dependable service for our customers.

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
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at December 31, 2022, PSE could issue:
•Approximately $1.9 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.2 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at December 31, 2022; and
•Approximately $1.0 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.7 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at December 31, 2022.
At December 31, 2022, PSE had approximately $8.6 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

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

Regulatory Accounting
As a regulated entity of the Washington Commission and the FERC, PSE prepares its financial statements in accordance with the provisions of ASC 980.  The application of ASC 980 results in differences in the timing and recognition of certain revenue and expenses in comparison with businesses in other industries.  The rates that are charged by PSE to its customers are based on cost base regulation reviewed and approved by the Washington Commission and the FERC.  Under the authority of these commissions, PSE has recorded certain regulatory assets and liabilities at December 31, 2022, in the amount of $896.4 million and $1,961.1 million, respectively, and regulatory assets and liabilities at December 31, 2021, of $952.5 million and $1,709.5 million, respectively.  Such amounts are amortized through a corresponding liability or asset account, respectively, with no impact to earnings.  PSE expects to fully recover its regulatory assets and liabilities through its rates.  If future recovery of costs ceases to be probable, PSE would be required to write off these regulatory assets and liabilities.  In addition, if PSE determines that it no longer meets the criteria for continued application of ASC 980, PSE could be required to write off its regulatory assets and liabilities related to those operations not meeting ASC 980 requirements.
Also encompassed by regulatory accounting and subject to ASC 980 are the PCA and PGA mechanisms.  The PCA and PGA mechanisms mitigate the impact of commodity price volatility upon the Company and are approved by the Washington Commission.  The PCA mechanism provides for a sharing of costs that vary from baseline rates over a graduated scale.  For further discussion regarding the PCA mechanism, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of this report.  The increases and decreases in the cost of natural gas supply are reflected in customer bills through the PGA mechanism.  PSE expects to fully recover/refund these regulatory balances through its rates.  However, both mechanisms are subject to regulatory review and approval by the Washington Commission on a periodic basis.

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

Environmental Remediation
The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. A potentially responsible party has joint and several liability under existing U.S. environmental laws. In instances where we have been designated a potentially responsible party by the Environmental Protection Agency or state environmental agency, we are potentially liable for the cost of remediating contamination at current work sites and former work sites. Such sites include former manufactured gas plants operated by PSE predecessors, such as Gas Works Park on the shore of Lake Union in Seattle, or contaminated facilities with other connections to PSE predecessors, such as the location of a long-defunct creosote manufacturer which had purchased waste products from PSE predecessors, the Quendall Terminals site on Lake Washington in Renton, Washington. In each case, PSE assesses, based on in-depth studies, expert analyses and legal reviews, our environmental remediation obligations related to contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties and/or insurance carriers. PSE develops a range of reasonably estimable costs that includes a low and high end of a range for all remediation sites for which we have sufficient information. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. Liabilities are recorded based on the best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites. It’s possible that costs are incurred in excess of the recorded amounts because of changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. The Company believes a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties or from customers under a Washington Commission order.
For additional information see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

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

Pension and Other Postretirement Benefits
PSE has a qualified defined benefit pension plan covering substantially all employees of PSE.  PSE recognized qualified pension expense of $14.7 million and $21.4 million for the years ended December 31, 2022, and 2021, respectively.  Of these amounts, approximately 48.3% and 48.7% were included in utility operations and maintenance expense in 2022 and 2021, respectively, and the remaining amounts were capitalized.  For the years ended December 31, 2022, and 2021, Puget Energy recognized incremental qualified pension income of $8.7 million and $10.4 million, respectively.  In 2023, it is expected that PSE and Puget Energy will recognize pension income of $0.4 million and incremental qualified pension income of $3.5 million, respectively.
PSE has a SERP and recognized pension and other postretirement benefit expenses of $4.7 million and $4.3 million for the years ended December 31, 2022, and 2021, respectively.  For the years ended December 31, 2022, and 2021, Puget Energy recognized incremental income of $0.2 million and $0.2 million, respectively.  In 2023, it is expected that PSE and Puget Energy will recognize pension expense of $2.4 million and incremental pension income of $0.1 million, respectively.
PSE also has other limited postretirement benefit plans.  PSE recognized income of $0.1 million and $0.1 million for the years ended December 31, 2022, and 2021, respectively.  For the years ended December 31, 2022, and 2021, Puget Energy recognized incremental expense of $0.1 million in both years.  In 2023, it is expected that PSE and Puget Energy will recognize expense of $0.1 million and incremental expense of $0.1 million, respectively.
The Company’s pension and other postretirement benefits income or expense depend on several factors and assumptions, including plan design, timing and amount of cash contributions to the plan, earnings on plan assets, discount rate, expected long-term rate of return, mortality and health care cost trends.  Changes in any of these factors or assumptions will affect the amount of income or expense that the Company records in its financial statements in future years and its projected benefit obligation.  The Company has selected an expected return on plan assets based on a historical analysis of rates of return and the Company’s investment mix, market conditions, inflation and other factors.  The Company’s accounting policy for calculating the market-related value of assets is based on a five-year smoothing of asset gains or losses measured from the expected return on market-related assets.  This is a calculated value that recognizes changes in fair value in a systematic and rational manner over five years.  The same manner of calculating market-related value is used for all classes of assets and is applied consistently from year to year.  During 2022, the Company made cash contributions of $18.0 million to the qualified defined pension plan.  Management is closely monitoring the funding status of its qualified pension plan.  At December 31, 2022, and 2021, the Company’s qualified pension plan was $69.3 million overfunded and $63.6 million overfunded as measured under GAAP, or 111.8% and 107.6% funded, respectively. As of January 1, 2023, the plan's estimated funded ratio, as calculated under guidelines from The Pension Protection Act of 2006 and considering temporary interest rate relief measures approved by Congress, was more than 100%. The aggregate expected contributions and payments by the Company to fund the pension plan, SERP and other postretirement plans for the year ending December 31, 2023, are expected to be at least $18.0 million, $3.5 million and $0.3 million, respectively.
The discount rate used in accounting for pension and other benefit obligations increased from 3.00% in 2021 to 5.60% in 2022. The discount rate used in accounting for pension and other benefit expense increased from 2.70% in 2021 to 3.00% in 2022. The rate of return on plan assets for qualified pension benefits remains unchanged at 6.50% in both 2021 and 2022. The rate of return on plan assets for other benefits was 7.00% in both 2021 and 2022.
The follow tables reflect the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

Puget Energy and Puget Sound Energy	Change in Assumption	Impact on Projected Benefit Obligation Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(29,451)	$(795)	$(306)
Decrease in discount rate	50 basis points	32,186	840	330

Puget Energy	Change in Assumption	Impact on 2022 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(3,672)	$(241)	$4
Decrease in discount rate	50 basis points	3,942	256	(21)
Increase in return on plan assets	50 basis points	$(3,926)	*	$(27)
Decrease in return on plan assets	50 basis points	3,925	*	27

Puget Sound Energy	Change in Assumption	Impact on 2022 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(3,672)	$(241)	$3
Decrease in discount rate	50 basis points	3,942	256	(16)
Increase in return on plan assets	50 basis points	$(3,926)	*	$(27)
Decrease in return on plan assets	50 basis points	3,926	*	27
_______________
* Calculation not applicable.

Recently Adopted Accounting Pronouncements
For the discussion of recently adopted accounting pronouncements, see Note 2, "New Accounting Pronouncements" to the consolidated financial statements included in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Energy Portfolio Management
PSE maintains energy risk policies and procedures to manage risks inherent to participating in wholesale energy markets that may have related effects on credit, tax, accounting, financing and liquidity.  The nature of operating generation and distribution facilities, obtaining transmission service, securing fuel and other necessary services, and energy market participation generally is such that there is continuous exposure to various risks including market, asset reliability, operational, liquidity, model, and counterparty credit risk. PSE’s Energy Risk Management Committee establishes PSE’s risk management policies and procedures, and is responsible for reviewing risk tolerances and limits, establishing delegations of authority, maintaining systemic and procedural adequacy of control system, and monitoring compliance.  The Energy Risk Management Committee is comprised of certain PSE officers and is overseen by the PSE Board of Directors.
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
PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools including a probabilistic risk system that models 250 simulations of how PSE’s natural gas and power portfolios will perform under various weather, hydroelectric and unit performance conditions. Based on the analytics from all of its models and tools, PSE enters into forward physical electric and natural gas purchase and sale agreements, fixed-for-floating swap contracts, and commodity options to manage its electric and natural gas portfolio risks. The forward physical electric and natural gas contracts are both fixed and variable (at index). To fix the price of wholesale electricity and natural gas, PSE may enter into fixed-for-floating swap (derivative) contracts. PSE also utilizes natural gas options as an additional hedging instrument to increase the hedging portfolio's flexibility to react to commodity price fluctuations while also allowing for participation in low price commodity markets.
The following table presents the fair value of the Company’s energy derivatives instruments, recorded on the balance sheets:

Puget Energy and Puget Sound Energy	December 31, 2022		December 31, 2021
(Dollars in Thousands)	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$267,811	$79,668	$61,291	$50,979
Long-term	69,892	7,452	13,538	34,445
Total Electric Portfolio	$337,703	$87,120	$74,829	$85,424
Natural gas portfolio:
Current	319,218	45,308	66,919	12,330
Long-term	24,729	10,914	12,659	6,520
Total Natural Gas Portfolio	$343,947	$56,222	$79,578	$18,850
Total derivatives	$681,650	$143,342	$154,407	$104,274

At December 31, 2022, the Company had total assets of $681.7 million and total liabilities of $143.3 million related to derivative contracts used to hedge the supply and cost of electricity and natural gas to serve PSE customers. As the gains and losses in the electric portfolio are realized, they will be recorded as either purchased power costs or electric generation fuel costs under the PCA mechanism. Any fair value adjustments relating to the natural gas business have been deferred in accordance with ASC 980, due to the PGA mechanism, which passes the cost of natural gas supply to customers. As the gains and losses on the hedges are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company’s derivative contracts by $85.2 million.

The change in fair value of the Company's outstanding energy derivative instruments from December 31, 2021, through December 31, 2022, is summarized in the table below:

Puget Energy and Puget Sound Energy
Energy Derivative Contracts Gain (Loss)
(Dollars in Thousands)	December 31, 2022
Fair value of contracts outstanding at December 31, 2021	$50,133
Contracts realized or otherwise settled during 2022	(357,980)
Change in fair value of derivatives	846,155
Fair value of contracts outstanding at December 31, 2022	$538,308

The fair value of the Company's outstanding derivative instruments at December 31, 2022, based on pricing source and the period during which the instrument will mature, is summarized below:

Puget Energy and Puget Sound Energy Source of Fair Value	Fair Value of Contracts by Settlement Year
(Dollars in Thousands)	2023	2024-2025	2026-2027	Thereafter	Total
Prices provided by external sources[1]	$389,832	$33,850	$(1,325)	$—	$422,357
Prices based on internal models and valuation methods	72,222	35,862	7,867	—	115,951
Total fair value	$462,054	$69,712	$6,542	$—	$538,308
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
PSE has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. PSE generally enters into the following master arrangements: WSPP, Inc. (WSPP) agreements which standardize physical power contracts in the electric industry; International Swaps and Derivatives Association (ISDA) agreements which standardize financial natural gas and electric contracts; and North American Energy Standards Board (NAESB) agreements which standardize physical natural gas contracts. PSE believes that entering into such agreements reduces the credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as right of set-off in the event of counterparty default. It is possible that volatility in energy commodity prices could cause PSE to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, PSE could suffer a material financial loss. In order to mitigate concentrated credit risk with a subset of counterparties, PSE enters into cleared transactions on the Intercontinental Exchange (ICE) for power futures contracts and ICE NGX for natural gas supply contracts.
Where deemed appropriate, and when allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria employed in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of December 31, 2022, PSE held approximately $775.8 million in standby letters of credit or limited parental guarantees and had seven counterparties with unlimited parental guarantees, in support of various electric and natural gas transactions. The Company monitors counterparties for significant swings in credit default rates, credit rating changes by external rating agencies, ownership changes or financial distress. As of December 31, 2022, approximately 80.4% of the Company's total energy portfolio exposure was entered into with investment grade counterparties which, in the majority of cases, do not require collateral calls on the contracts. Counterparty credit risk may impact PSE's decisions on derivative accounting treatment.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against unrealized gain (loss) positions. As of December 31, 2022, the Company was in a net asset position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of December 31, 2022, PSE had cash posted as collateral of $23.2 million related to contracts executed on the ICE platform. In August 2022, PSE entered into a standby letter of credit agreement with TD Bank allowing standby letter of credit postings of up to $50.0 million as a condition of transacting on the ICE NGX platform. As of December 31, 2022, PSE had $33.0 million in cash posted with ICE NGX and $28.0 million issued under the standby letter of credit agreement. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the twelve months ended December 31, 2022.

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
The following table presents the carrying value and fair value of Puget Energy and Puget Sound Energy's long-term debt instruments:

Long-Term Debt Instruments	December 31, 2022		December 31, 2021
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Puget Energy	$6,663,373	$6,184,097	$6,203,766	$7,803,196
Puget Sound Energy	4,786,765	4,379,010	4,784,719	6,145,639

For further details regarding Puget Energy and Puget Sound Energy debt instruments, see Note 7, "Long-Term Debt" and Note 11, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.
From time to time, PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in other comprehensive income (OCI) related to the forward starting swaps and previously settled treasury lock contracts at December 31, 2022, was a net loss of $4.2 million after-tax and accumulated amortization.  This compares to an after-tax loss of $4.6 million in OCI as of December 31, 2021.  All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors, or a committee of the Board, as applicable and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at December 31, 2022.
The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  As of December 31, 2022, the Company had no outstanding interest rate swap instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCHEDULE:
I. Condensed Financial Information of Puget Energy - December 31, 2022, and 2021, and for the Years Ended December 31, 2022, 2021, and 2020	137
II. Valuation and Qualifying Accounts and Reserves - Years Ended December 31, 2022, 2021, 2020	140
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

/s/ Mary E. Kipp	/s/ Kazi Hasan	/s/ Stacy Smith
Mary E. Kipp	Kazi Hasan	Stacy Smith
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer	Controller and Principal Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Puget Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Puget Energy, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded $904.3 million of regulatory assets and $2,025.5 million of regulatory liabilities as of December 31, 2022. Management accounts for the Company’s regulated operations in accordance with the Financial Accounting Standards Board’s (FASB) accounting guidance for regulated operations, which requires deferral of certain costs or losses that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. The FASB’s accounting guidance for regulated operations similarly requires deferral of revenues or gains that are expected to be returned to customers in the future. This accounting is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. As disclosed by management, the regulatory assets and liabilities are expected to be fully recovered through the Company’s rates. If future recovery of costs ceases to be probable, management would be required to write off the regulatory assets and liabilities. In addition, if management determines that it no longer meets the criteria for continued application of the FASB’s accounting guidance for regulated operations, management could be required to write off its regulatory assets and liabilities related to those operations not meeting the FASB’s requirements.

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
February 23, 2023

We have served as the Company’s or its predecessor’s auditor since 1933.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Puget Sound Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Puget Sound Energy, Inc. and its subsidiary (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded $896.4 million of regulatory assets and $1,961.1 million of regulatory liabilities as of December 31, 2022. Management accounts for the Company’s regulated operations in accordance with the Financial Accounting Standards Board’s (FASB) accounting guidance for regulated operations, which requires deferral of certain costs or losses that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. The FASB’s accounting guidance for regulated operations similarly requires deferral of revenues or gains that are expected to be returned to customers in the future. This accounting is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. As disclosed by management, the regulatory assets and liabilities are expected to be fully recovered through the Company’s rates. If future recovery of costs ceases to be probable, management would be required to write off the regulatory assets and liabilities. In addition, if management determines that it no longer meets the criteria for continued application of the FASB’s accounting guidance for regulated operations, management could be required to write off its regulatory assets and liabilities related to those operations not meeting the FASB’s requirements.

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
February 23, 2023

We have served as the Company’s or its predecessor’s auditor since 1933.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating revenue:
Electric	$2,961,457	$2,671,623	$2,319,416
Natural gas	1,209,636	1,067,418	980,913
Other	50,069	66,620	26,121
Total operating revenue	4,221,162	3,805,661	3,326,450
Operating expenses:
Energy costs:
Purchased electricity	1,038,728	784,565	593,719
Electric generation fuel	348,159	282,254	199,107
Residential exchange	(77,715)	(82,225)	(80,294)
Purchased natural gas	500,849	398,553	362,872
Unrealized (gain) loss on derivative instruments, net	(261,177)	(13,785)	26,807
Utility operations and maintenance	665,259	629,864	597,048
Non-utility expense and other	59,804	58,281	43,425
Depreciation and amortization	663,232	704,783	647,755
Conservation amortization	116,942	103,147	99,585
Taxes other than income taxes	389,442	362,527	328,602
Total operating expenses	3,443,523	3,227,964	2,818,626
Operating income (loss)	777,639	577,697	507,824
Other income (deductions):
Other income	45,450	57,483	58,759
Other expense	(19,569)	(14,467)	(23,207)
Interest charges:
AFUDC	18,444	16,743	14,827
Interest expense	(347,921)	(352,092)	(373,822)
Income (loss) before income taxes	474,043	285,364	184,381
Income tax (benefit) expense	59,698	24,515	1,664
Net income (loss)	$414,345	$260,849	$182,717

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$414,345	$260,849	$182,717
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $708, $15,686 and $(609), respectively	2,658	59,005	(2,288)
Other comprehensive income (loss)	2,658	59,005	(2,288)
Comprehensive income (loss)	$417,003	$319,854	$180,429

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2022	2021
Utility plant (at original cost, including construction work in progress of $861,801 and $870,204, respectively):
Electric plant	$10,300,895	$9,729,643
Natural gas plant	4,721,982	4,498,198
Common plant	1,103,783	1,155,567
Less: Accumulated depreciation and amortization	(4,341,789)	(4,031,458)
Net utility plant	11,784,871	11,351,950
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	328,535	324,897
Total other property and investments	1,985,048	1,981,410
Current assets:
Cash and cash equivalents	105,740	56,946
Restricted cash	63,045	46,204
Accounts receivable, net of allowance for doubtful accounts of $41,962 and $34,958, respectively	673,236	398,895
Unbilled revenue	284,022	271,606
Materials and supplies, at average cost	132,172	113,287
Fuel and natural gas inventory, at average cost	94,075	59,393
Unrealized gain on derivative instruments	587,029	128,210
Prepaid expenses and other	41,940	46,293
Power contract acquisition adjustment gain	16,736	17,274
Total current assets	1,997,995	1,138,108
Other long-term and regulatory assets:
Power cost adjustment mechanism	112,207	79,546
Purchased gas adjustment receivable	—	57,935
Regulatory assets related to power contracts	7,904	9,689
Other regulatory assets	784,231	815,058
Unrealized gain on derivative instruments	94,621	26,197
Power contract acquisition adjustment gain	46,924	63,660
Operating lease right-of-use asset	193,509	184,957
Other	180,204	163,374
Total other long-term and regulatory assets	1,419,600	1,400,416
Total assets	$17,187,514	$15,871,884

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	December 31,
	2022	2021
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,523,532	3,523,532
Retained earnings	1,465,331	1,067,216
Accumulated other comprehensive income (loss), net of tax	(24,774)	(27,432)
Total common shareholder’s equity	4,964,089	4,563,316
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,662,000
Pollution control bonds	161,860	161,860
Long-term debt	2,034,300	1,583,300
Debt discount, issuance costs and other	(194,787)	(203,394)
Total long-term debt	6,663,373	6,203,766
Total capitalization	11,627,462	10,767,082
Current liabilities:
Accounts payable	665,750	444,384
Short-term debt	441,300	140,000
Current maturities of long-term debt	—	450,000
Accrued expenses:
Taxes	116,098	127,398
Salaries and wages	60,537	47,936
Interest	62,148	67,807
Unrealized loss on derivative instruments	124,976	63,309
Power contract acquisition adjustment loss	1,638	1,785
Operating lease liabilities	20,342	20,398
Other	70,685	62,406
Total current liabilities	1,563,474	1,425,423
Other Long-term and regulatory liabilities:
Deferred income taxes	985,947	912,484
Unrealized loss on derivative instruments	18,366	40,965
Purchased gas adjustment liability	3,536	—
Regulatory liabilities	1,147,143	844,184
Regulatory liability for deferred income taxes	811,161	865,976
Regulatory liabilities related to power contracts	63,660	80,934
Power contract acquisition adjustment loss	6,266	7,904
Operating lease liabilities	181,265	172,510
Finance lease liabilities	102,518	105,303
Other deferred credits	676,716	649,119
Total long-term and regulatory liabilities	3,996,578	3,679,379
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$17,187,514	$15,871,884
The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2019	200	$—	$3,308,957	$775,491	$(84,149)	$4,000,299
Net income (loss)	—	—	—	182,717	—	182,717
Common stock dividend paid	—	—	—	(45,421)	—	(45,421)
Capital contribution	—	—	4,575	—	—	4,575
Other comprehensive income (loss)	—	—	—	—	(2,288)	(2,288)
Balance at December 31, 2020	200	$—	$3,313,532	$912,787	$(86,437)	$4,139,882
Net income (loss)	—	—	—	260,849	—	260,849
Common stock dividend paid	—	—	—	(106,420)	—	(106,420)
Capital contribution	—	—	210,000	—	—	210,000
Other comprehensive income (loss)	—	—	—	—	59,005	59,005
Balance at December 31, 2021	200	$—	$3,523,532	$1,067,216	$(27,432)	$4,563,316
Net income (loss)	—	—	—	414,345	—	414,345
Common stock dividend paid	—	—	—	(16,230)	—	(16,230)
Other comprehensive income (loss)	—	—	—	—	2,658	2,658
Balance at December 31, 2022	200	$—	$3,523,532	$1,465,331	$(24,774)	$4,964,089

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net Income (Loss)	$414,345	$260,849	$182,717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	663,232	704,783	647,755
Conservation amortization	116,942	103,147	99,585
Deferred income taxes and tax credits, net	17,941	(1,228)	(6,287)
Net unrealized (gain) loss on derivative instruments	(261,177)	(13,785)	26,807
(Gain) or loss on extinguishment of debt	—	—	13,546
AFUDC - equity	(28,310)	(27,806)	(23,223)
Production tax credit	—	(45,562)	(39,761)
Other non-cash	4,757	(9,284)	9,069
Funding of pension liability	(18,000)	(18,000)	(18,000)
Regulatory assets and liabilities	(90,335)	(126,625)	(152,417)
Purchased gas adjustment	37,256	29,720	45,111
Other long term assets and liabilities	(23,639)	(24,761)	(3,171)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(258,188)	(96,498)	(32,994)
Materials and supplies	(18,885)	5,046	(2,649)
Fuel and natural gas inventory	(34,682)	(10,598)	3,287
Prepayments and other	4,186	(997)	(18,242)
Accounts payable	237,260	84,775	16,516
Taxes payable	(11,300)	16,646	10,773
Other	18,215	(3,224)	(30,854)
Net cash provided by (used in) operating activities	769,618	826,598	727,568
Investing activities:
Construction expenditures - excluding equity AFUDC	(1,004,713)	(922,144)	(908,136)
Other	(567)	1,367	5,340
Net cash provided by (used in) investing activities	(1,005,280)	(920,777)	(902,796)
Financing Activities:
Change in short-term debt, net	301,300	(233,800)	197,800
Dividends paid	(16,230)	(106,420)	(45,421)
Investment from parent	—	210,000	4,575
Proceeds from long-term debt and bonds issued	448,075	961,538	644,690
Redemption of bonds and notes	(450,000)	(502,410)	(450,000)
Repayment of term loan and revolving credit	—	(234,000)	(159,400)
Other	18,152	20,570	(1,311)
Net cash provided by (used in) financing activities	301,297	115,478	190,933
Net increase (decrease) in cash, cash equivalents, and restricted cash	65,635	21,299	15,705
Cash, cash equivalents, and restricted cash at beginning of period	103,150	81,851	66,146
Cash, cash equivalents, and restricted cash at end of period	$168,785	$103,150	$81,851
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$320,656	$329,894	$336,441
Cash payments (refunds) for income taxes	46,785	22,647	4,974
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flow	$68,357	$89,958	$58,304
Recognition of finance lease eliminated from cash flows	454	105,176	—
The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating revenue:
Electric	$2,961,457	$2,671,623	$2,319,416
Natural gas	1,209,636	1,067,418	980,913
Other	45,080	66,620	26,121
Total operating revenue	4,216,173	3,805,661	3,326,450
Operating expenses:
Energy costs:
Purchased electricity	1,038,728	784,565	593,719
Electric generation fuel	348,159	282,254	199,107
Residential exchange	(77,715)	(82,225)	(80,294)
Purchased natural gas	500,849	398,553	362,872
Unrealized (gain) loss on derivative instruments, net	(261,177)	(13,785)	26,807
Utility operations and maintenance	665,259	629,864	597,048
Non-utility expense and other	47,194	56,242	42,266
Depreciation and amortization	657,349	704,372	647,546
Conservation amortization	116,942	103,147	99,585
Taxes other than income taxes	388,123	362,527	328,602
Total operating expenses	3,423,711	3,225,514	2,817,258
Operating income (loss)	792,462	580,147	509,192
Other income (deductions):
Other income	36,684	46,523	46,923
Other expense	(19,569)	(14,467)	(23,207)
Interest charges:
AFUDC	18,444	16,743	14,827
Interest expense	(256,774)	(248,624)	(247,213)
Income (loss) before income taxes	571,247	380,322	300,522
Income tax (benefit) expense	80,295	44,259	26,242
Net income (loss)	$490,952	$336,063	$274,280

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$490,952	$336,063	$274,280
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $2,580, $17,925 and $1,897, respectively	9,711	67,431	7,136
Amortization of treasury interest rate swaps to earnings, net of tax of $102, $103 and $102, respectively	386	384	385
Other comprehensive income (loss)	10,097	67,815	7,521
Comprehensive income (loss)	$501,049	$403,878	$281,801

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2022	2021
Utility plant (at original cost, including construction work in progress of $861,801 and $870,204, respectively):
Electric plant	$12,071,531	$11,535,976
Natural gas plant	5,276,156	5,054,622
Common plant	1,125,217	1,177,598
Less: Accumulated depreciation and amortization	(6,688,033)	(6,416,246)
Net utility plant	11,784,871	11,351,950
Other property and investments:
Other property and investments	80,076	74,602
Total other property and investments	80,076	74,602
Current assets:
Cash and cash equivalents	102,840	50,043
Restricted cash	63,045	46,204
Accounts receivable, net of allowance for doubtful accounts of $41,962 and $34,958, respectively	671,071	402,602
Unbilled revenue	284,014	271,606
Materials and supplies, at average cost	132,172	113,287
Fuel and natural gas inventory, at average cost	91,783	58,129
Unrealized gain on derivative instruments	587,029	128,210
Prepaid expenses and other	41,940	46,293
Total current assets	1,973,894	1,116,374
Other long-term and regulatory assets:
Power cost adjustment mechanism	112,207	79,546
Purchased gas adjustment receivable	—	57,935
Other regulatory assets	784,231	815,058
Unrealized gain on derivative instruments	94,621	26,197
Operating lease right-of-use asset	193,509	184,957
Other	176,833	162,391
Total other long-term and regulatory assets	1,361,401	1,326,084
Total assets	$15,200,242	$13,869,010

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	Year Ended December 31,
	2022	2021
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,535,105	3,485,105
Retained earnings	1,438,163	982,607
Accumulated other comprehensive income (loss), net of tax	(103,044)	(113,141)
Total common shareholder’s equity	4,871,083	4,355,430
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,662,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(37,095)	(39,141)
Total long-term debt	4,786,765	4,784,719
Total capitalization	9,657,848	9,140,149
Current liabilities:
Accounts payable	664,457	451,716
Short-term debt	357,000	140,000
Accrued expenses:
Taxes	116,472	133,406
Salaries and wages	60,537	47,936
Interest	52,170	51,832
Unrealized loss on derivative instruments	124,976	63,309
Operating lease liabilities	20,342	20,398
Other	70,685	62,406
Total current liabilities	1,466,639	971,003
Other long-term and regulatory liabilities:
Deferred income taxes	1,139,600	1,084,203
Unrealized loss on derivative instruments	18,366	40,965
Purchased gas adjustment liability	3,536	—
Regulatory liabilities	1,145,879	842,920
Regulatory liability for deferred income taxes	811,724	866,541
Operating lease liabilities	181,265	172,510
Finance lease liabilities	102,518	105,303
Other deferred credits	672,867	645,416
Total long-term and regulatory liabilities	4,075,755	3,757,858
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$15,200,242	$13,869,010
The accompanying notes are an integral part of the consolidated financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2019	85,903,791	$859	$3,485,105	$751,193	$(188,477)	$4,048,680
Net income (loss)	—	—	—	274,280	—	274,280
Common stock dividend paid	—	—	—	(149,072)	—	(149,072)
Other comprehensive income (loss)	—	—	—	—	7,521	7,521
Balance at December 31, 2020	85,903,791	$859	$3,485,105	$876,401	$(180,956)	$4,181,409
Net income (loss)	—	—	—	336,063	—	336,063
Common stock dividend paid	—	—	—	(229,857)	—	(229,857)
Other comprehensive income (loss)	—	—	—	—	67,815	67,815
Balance at December 31, 2021	85,903,791	$859	$3,485,105	$982,607	$(113,141)	$4,355,430
Net income (loss)	—	—	—	490,952	—	490,952
Common stock dividend paid	—	—	—	(35,396)	—	(35,396)
Capital Contribution	—	—	50,000	—	—	50,000
Other comprehensive income (loss)	—	—	—	—	10,097	10,097
Balance at December 31, 2022	85,903,791	$859	$3,535,105	$1,438,163	$(103,044)	$4,871,083

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net Income (Loss)	$490,952	$336,063	$274,280
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	657,349	704,372	647,546
Conservation amortization	116,942	103,147	99,585
Deferred income taxes and tax credits, net	(2,103)	(8,652)	15,271
Net unrealized (gain) loss on derivative instruments	(261,177)	(13,785)	26,807
AFUDC - equity	(28,310)	(27,806)	(23,223)
Production tax credit	—	(45,562)	(39,761)
Other non-cash	(6,005)	(19,761)	(1,575)
Funding of pension liability	(18,000)	(18,000)	(18,000)
Regulatory assets and liabilities	(90,335)	(126,625)	(152,417)
Purchased gas adjustment	37,256	29,720	45,111
Other long term assets and liabilities	(14,359)	(14,097)	8,764
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(252,308)	(96,487)	(33,835)
Materials and supplies	(18,885)	5,046	(2,649)
Fuel and natural gas inventory	(33,654)	(10,598)	3,287
Prepayments and other	4,186	(997)	(18,242)
Accounts payable	228,635	92,007	16,549
Taxes payable	(16,934)	26,152	7,277
Other	24,211	6,256	(29,965)
Net cash provided by (used in) operating activities	817,461	920,393	824,810
Investing Activities:
Construction expenditures - excluding equity AFUDC	(1,000,810)	(908,273)	(876,437)
Other	(567)	1,367	5,340
Net cash provided by (used in) investing activities	(1,001,377)	(906,906)	(871,097)
Financing Activities
Change in short-term debt, net	217,000	(233,800)	197,800
Dividends paid	(35,396)	(229,857)	(149,072)
Investment from parent	50,000	—	—
Proceeds from long-term debt and bonds issued	—	446,063	—
Redemption of bonds and notes	—	(2,410)	—
Other	21,950	22,043	13,389
Net cash provided by (used in) financing activities	253,554	2,039	62,117
Net increase (decrease) in cash, cash equivalents, and restricted cash	69,638	15,526	15,830
Cash, cash equivalents, and restricted cash at beginning of period	96,247	80,721	64,891
Cash, cash equivalents, and restricted cash at end of period	$165,885	$96,247	$80,721
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$233,746	$223,484	$228,420
Cash payments (refunds) for income taxes	93,058	38,442	11,521
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flow	$68,357	$89,958	$58,304
Recognition of finance lease eliminated from cash flows	454	105,176	—

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

Depreciation and Amortization
The Company provides for depreciation and amortization on a straight-line basis.  Amortization is recorded for intangibles such as regulatory assets and liabilities, computer software and franchises.  The annual depreciation provision stated as a percent of a depreciable electric utility plant was 3.4%, 3.4%, and 3.5% in 2022, 2021, and 2020, respectively; depreciable natural gas utility plant was 2.9%, 2.8%, and 2.9% in 2022, 2021, and 2020, respectively; and depreciable common utility plant was 7.1%, 6.8% and 7.3% in 2022, 2021, and 2020, respectively. The cost of removal is collected from PSE’s customers through depreciation expense and any excess is recorded as a regulatory liability.

Tacoma LNG Facility
In February 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations. In December 2019, the Puget Sound Clean Air Agency (PSCAA) issued the air quality permit for the facility, and the Pollution Hearings Control Board of Washington State upheld the approval following extended litigation. The Tacoma LNG facility provides peak-shaving services to PSE’s natural gas customers, and provides LNG as fuel to transportation customers, particularly in the marine market at a lower cost due to the facility's scale.
Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $249.1 million of non-utility plant and $244.7 million of construction work in progress related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" financial statement line item as of December 31, 2022, and December 31, 2021, respectively. Additionally, $11.6 million, $1.3 million, and $0.6 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item in 2022, 2021, and 2020, respectively. Additionally, $245.7 million and $239.6 million of plant in service and construction work in progress related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of December 31, 2022, and December 31, 2021, respectively, as PSE is a regulated entity.

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

Fuel and Natural Gas Inventory
Fuel and natural gas inventory is used in the generation of electricity and for future sales to the Company’s natural gas customers.  Fuel inventory consists of coal, diesel and natural gas used for generation.  Natural gas inventory consists of natural gas and LNG held in storage for future sales.  The Company records fuel inventory and natural gas inventory for unregulated operations at the lower of cost or net realizable value and natural gas inventory for regulated operations at average cost.

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
PSE collected Washington State excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $292.8 million, $268.5 million and $240.8 million for 2022, 2021, and 2020, respectively. The Company reports the collection of such taxes on a gross basis in operation revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.
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

Allowance for Credit Losses
The Company measures expected credit losses on trade receivables on a collective basis by receivable type, which include electric retail receivables, gas retail receivables, and electric wholesale receivables. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

The following table presents the activity in the allowance for credit losses for accounts receivable at December 31, 2022, and 2021:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31,
Allowance for credit losses:	2022	2021
Beginning balance	$34,958	20,080
Provision for credit loss expense[1]	28,316	27,204
Receivables charged-off	(21,312)	(12,326)
Total ending allowance balance	$41,962	$34,958
1 $7.1 million and $2.8 million of provision were deferred as cost specific to COVID-19 in 2022 and 2021, respectively.

Self-Insurance
PSE is self-insured for storm damage and certain environmental contamination associated with current operations occurring on PSE-owned property.  In addition, PSE is required to meet a deductible for a portion of the risk associated with comprehensive liability, workers’ compensation claims and catastrophic property losses other than those which are storm related.  The cumulative annual cost threshold for deferral of storms under the mechanism is $10.0 million.  Additionally, costs may only be deferred if the outage meets the Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index and qualifying costs exceed $0.5 million per qualified storm.

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

Production Tax Credit
Production Tax Credits (PTCs) represent federal income tax incentives available to taxpayers that generate energy from qualifying renewable sources during the first ten years of operation. Before the 2017 GRC, the tax savings from these credits were intended to be refunded by PSE to its customers when monetized, used on the income tax return, through its revenue requirement as initially approved by the Washington Commission. As the Company had not generated taxable income with which to monetize the credits, they had not been refunded to customers. Amounts to be refunded have been recorded as a regulatory liability with an offsetting reduction to revenue as it was intended to be refunded through the revenue requirement. A deferred tax asset and reduction to deferred tax expense were also recorded for the regulatory liability. These entries resulted in no net income impact. In connection with the GRC settlement in 2017, the Washington Commission authorized the Company to utilize the tax savings associated with the monetization of the PTCs to fund the following: (i) Colstrip Community Transition Fund, (ii) unrecovered Colstrip plant and (iii) incurred decommissioning and remediation costs for Colstrip. As PTCs will no longer be refunded to customers through the revenue requirement, a non-cash increase to revenue and deferred tax expense will be recorded as the PTCs are monetized. These entries will result in no net income impact. For the tax year ending December 31, 2022, there was no PTC monetized as there were no PTC carryforwards from 2021. For the tax years ending December 31, 2021 and 2020, $45.6 million and $39.8 million of PTCs were monetized through tax filings.

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

Variable Interest Entities
On April 12, 2017, PSE entered into a Power Purchase Agreement (PPA) with Skookumchuck Wind Energy Project, LLC (Skookumchuck) in which Skookumchuck would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely renewable energy credits to PSE over a term of 20 years. Skookumchuck commenced commercial operation in November 2020. PSE has no equity investment in Skookumchuck but is Skookumchuck’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that it is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $14.6 million was recognized in purchased electricity on the Company's consolidated statements of income for the year ended December 31, 2022 and $1.4 million is included in accounts payable on the Company's consolidated balance sheet for the year ended December 31, 2022. Purchased energy of $19.0 million was recognized in purchased electricity on the Company's consolidated statements of income and $2.7 million included in accounts payable on the Company's consolidated balance sheet for the year ended December 31, 2021.
On May 28, 2020, PSE entered into a PPA with Golden Hills Wind Farm, LLC (Golden Hills) pursuant to which Golden Hills would develop a wind generation facility and, once completed, sell bundled energy and associated attributes, namely RECs to PSE over a term of 20 years. On April 29, 2022, Golden Hills commenced commercial operations. PSE has no equity investment in Golden Hills but is Golden Hills’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that Golden Hills is a VIE and that PSE is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $18.3 million was recognized in purchased electricity on the Company's consolidated statements of income for the year ended December 31, 2022. There was no balance in accounts payable on the Company's balance sheet as of December 31, 2022.
On February 3, 2021, PSE entered into a PPA with Clearwater Wind Project, LLC (Clearwater) in which Clearwater will develop a wind generation facility on a site located in Rosebud, Custer and Garfield counties, Montana; and, once completed, sell energy and associated attributes to PSE over a term of 25 years. On November 8th, 2022, Clearwater commenced commercial operations. PSE has no equity investment in Clearwater but is Clearwater’s only customer. Based on the terms of the contract, PSE will receive all of the output of the facility, subject to curtailment rights. PSE has concluded that Clearwater is a VIE and that PSE is not the primary beneficiary of this VIE since it does not control the commercial and operating activities of the facility. Additionally, PSE does not have the obligation to absorb losses or receive benefits. Therefore, PSE will not consolidate the VIE. Purchased energy of $5.7 million was recognized in purchased electricity on the Company's consolidated statements of income for the year ended December 31, 2022. Additionally, $2.5 million was included in accounts payable on the Company's balance sheet as of December 31, 2022.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". ASU 2022-06 postpones the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company has promissory notes that reference LIBOR. As of December 31, 2022, the Company has not utilized any of the expedients discussed within this ASU; however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2024.

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

(3)  Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the years ended December 31, 2022, December 31, 2021, and December 31, 2020:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31, 2022
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$1,381,858	$808,376	$—	$2,190,234
Commercial	981,170	352,243	—	1,333,413
Industrial	116,712	25,096	—	141,808
Other	18,759	—	—	18,759
Wholesale	319,380	—	—	319,380
Transmission and transportation	47,027	20,332	—	67,359
Miscellaneous	13,065	718	50,069	63,852
Total revenue from contracts with customers	$2,877,971	$1,206,765	$50,069	$4,134,805
Total other revenue[2]	83,486	2,871	—	86,357
Total operating revenue	$2,961,457	$1,209,636	$50,069	$4,221,162
_____________
1 Other includes $5.0 million of Puget LNG revenues recorded at Puget Energy.
2    Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31, 2021
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$1,318,326	$722,003	$—	$2,040,329
Commercial	902,928	292,275	—	1,195,203
Industrial	108,267	21,741	—	130,008
Other	18,834	392	—	19,226
Wholesale	161,152	—	—	161,152
Transmission and transportation	43,753	20,030	—	63,783
Miscellaneous	47,948	9,863	66,620	124,431
Total revenue from contracts with customers	$2,601,208	$1,066,304	$66,620	$3,734,132
Total other revenue[1]	70,415	1,114	—	71,529
Total operating revenue	$2,671,623	$1,067,418	$66,620	$3,805,661
_____________
1    Total other revenue includes revenues from derivatives, PTC deferral revenue and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31, 2020
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$1,186,012	$662,503	$—	$1,848,515
Commercial	791,898	251,740	—	1,043,638
Industrial	101,567	18,592	—	120,159
Other	26,644	5,227	—	31,871
Wholesale	66,345	—	—	66,345
Transmission and transportation	38,073	19,555	—	57,628
Miscellaneous	25,007	3,107	26,121	54,235
Total revenue from contracts with customers	$2,235,546	$960,724	$26,121	$3,222,391
Total other revenue[1]	83,870	20,189	—	104,059
Total operating revenue	$2,319,416	$980,913	$26,121	$3,326,450
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

The net regulatory assets and liabilities at December 31, 2022, and 2021, are included the following tables:

Puget Sound Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2022	2021
Environmental remediation	(a)	$141,893	$127,977
Storm damage costs electric	3 to 5 years	127,524	127,789
PCA mechanism	N/A	112,207	79,546
Chelan PUD contract initiation	8.8 years	62,611	69,699
Deferred Washington Commission AFUDC	30 years	61,463	62,244
Baker Dam licensing operating and maintenance costs	(b)	55,049	54,525
Get to zero depreciation expense deferral (c)	1 to 4 years	49,605	50,220
Lower Snake River	14.4 years	48,536	53,757
Decoupling deferrals and interest (d)	Less than 2 years	36,773	79,125
Unamortized loss on reacquired debt	1 to 45 years	33,732	35,805
Advanced metering infrastructure	3 years	30,431	23,037
Washington Commission LNG	N/A	25,188	1,764
PGA receivable	2 years	—	57,935
Generation plant major maintenance, excluding Colstrip	3 to 7 years	20,374	12,094
Low Income Program Costs	N/A	17,370	21,755
Property tax tracker	Less than 2 years	12,398	25,896
Energy conservation costs	(a)	10,296	3,573
Washington Commission electric vehicle (c)	4 years	7,796	6,109
Regulatory filing fee deferral	N/A	7,559	—
Snoqualmie licensing operating and maintenance costs	(b)	7,445	7,446
Washington Commission COVID-19	N/A	7,051	3,657
Water heater rental property loss	N/A	5,725	5,725
Mint Farm ownership and operating costs	2.3 years	4,317	6,318
Colstrip major maintenance (c)	3 years	4,035	4,035
Various other regulatory assets	(a)	7,060	32,508
Total PSE regulatory assets		$896,438	$952,539
Deferred income taxes (e)	N/A	(811,724)	(866,541)
Cost of removal	(f)	(639,320)	(563,129)
PGA unrealized gain	N/A	(287,725)	(60,728)
Repurposed production tax credits	N/A	(133,855)	(134,270)
Decoupling liability	Less than 2 years	(63,206)	(36,506)
Green direct	N/A	(11,837)	(13,194)
Refund on counterparty settlement	1 year	(4,353)	—
PGA liability	2 years	(3,536)	—
Various other regulatory liabilities	(a)	(5,583)	(35,093)
Total PSE regulatory liabilities		(1,961,139)	(1,709,461)
PSE net regulatory assets (liabilities)		$(1,064,701)	$(756,922)
__________________
(a)Amortization periods vary depending on timing of underlying transactions.
(b)The FERC license requires PSE to incur various O&M expenses over the life of the 40 year and 50 year license for Snoqualmie and Baker, respectively. The regulatory asset represents the net present value of future expenditures and will be offset by actual costs incurred.
(c)Amortization period approved in 2022 GRC, beginning January 2023.
(d)Decoupling deferrals and interest includes a 24 month GAAP reserve of zero and $3.0 million for December 31, 2022 and 2021, respectively.
(e)For additional information, see Note 14,"Income Taxes" to the consolidated financial statements included in Item 8 of this report.
(f)The balance is dependent upon the cost of removal of underlying assets and the life of utility plant.
.

Puget Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2022	2021
Total PSE regulatory assets	(a)	$896,438	$952,539
Puget Energy acquisition adjustments:
Regulatory assets related to power contracts	3 to 30 years	7,904	9,689
Total Puget Energy regulatory assets		904,342	962,228
Total PSE regulatory liabilities	(a)	(1,961,139)	(1,709,461)
Puget Energy acquisition adjustments:
Deferred income taxes		563	565
Regulatory liabilities related to power contracts	3 to 30 years	(63,660)	(80,934)
Various other regulatory liabilities	Varies	(1,264)	(1,264)
Total Puget Energy regulatory liabilities		(2,025,500)	(1,791,094)
Puget Energy net regulatory asset (liabilities)		$(1,121,158)	$(828,866)
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
In accordance with guidance provided by ASC 410, “Asset Retirement and Environmental Obligations (ARO),” PSE reclassified from accumulated depreciation to a regulatory liability $639.3 million and $563.1 million in 2022 and 2021, respectively, for the cost of removal of utility plant.  These amounts are collected from PSE’s customers through depreciation rates.

General Rate Case Filing
PSE filed a general rate case (GRC) which includes a three-year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three rate years. PSE requested an overall rate of return of 7.39% in 2023; 7.44% in 2024; and 7.49% in 2025. The filing requests recovery of forecasted plant additions through 2022 as required by Revised Code of Washington (RCW) 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan.
On January 6, 2023, the Washington Commission approved PSE’s natural gas rates in its compliance filing with an overall increase of $70.8 million or 6.4% in 2023 and $19.5 million or 1.65% in 2024, with an effective date of January 7, 2023. On January 10, 2023, the Washington Commission approved PSE’s electric rates in its compliance filing with an overall increase of $247.0 million or 10.75% in 2023 and $33.1 million or 1.33% in 2024 with an effective date of January 11, 2023.
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

In July 2021, PSE received a Private Letter Ruling (PLR) from the IRS which concluded that in the 2019 GRC the Washington Commission’s methodology for reversing plant-related excess deferred income taxes was an impermissible methodology under the IRS normalization and consistency rules. The PLR required adjustments to PSE's rates to bring PSE back into compliance with IRS rules. In September 2021, the Washington Commission amended its order in accordance with the PLR. The annualized overall rate impact was an increase of $15.8 million, or 0.7%, for electric and $3.1 million, or 0.3%, for natural gas for a total of $18.9 million with rates effective October 1, 2021. This led to a combined annualized net increase to electric rates of $77.1 million, or 3.7%, an increase of $17.5 million above the $59.6 million granted in the revised final order. The order also led to a combined annualized net increase to natural gas rates of $45.3 million, or 5.9%, an increase of $2.4 million above the $42.9 million granted in the revised final order. The Washington Commission maintained adjustments that mitigated the impacts of the rate increases in response to the economic instability created by the COVID-19 pandemic, which reduced the electric revenue increase to approximately $48.3 million, or 2.3%, and the natural gas increase to $4.9 million, or 0.6%.

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
On March 2, 2021, several of the parties to the PCORC reached a multiparty settlement in principle, which was unopposed. The settlement resulted in an estimated revenue increase of $65.3 million or 3.1%. On June 1, 2021, the Washington Commission issued its Final Order approving and adopting the settlement and authorizing and requiring a power cost update through a compliance filing. On June 17, 2021, PSE filed a compliance filing with the Washington Commission with a revenue increase of $70.9 million or 3.3% due to the update on power costs with rates effective July 1, 2021. Per the 2022 GRC Final Order in Docket No. UE-220066, PCORC rates were set to zero as of January 11, 2023 and PSE agreed not to file a PCORC during 2023 and 2024, the two-year rate plan agreed to in the GRC settlement.

Revenue Decoupling Adjustment Mechanism
On July 8, 2020, the Washington Commission issued the final order in Dockets No. UE-190529 and UG-190530, which instructed PSE to extend the collection of amortization balances for electric decoupling delivery and fixed power cost sections originally filed through the annual May 2020 decoupling filing. The extension requires PSE to move amortization balances for electric decoupling as of August 31, 2020 to be collected from customers for a two-year period, instead of the originally approved one-year period. Additionally, through approving the electric cost of service, the final order approved the re-allocation of decoupling balances from Schedule 40 to the remaining electric decoupling groups.
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
On January 6, 2023, the Washington Commission approved the natural gas 2022 GRC filing. As part of this filing the annual gas delivery allowed revenue was updated to reflect changes in the approved revenue requirement. Additionally, the Commission approved the removal of the earnings test from the decoupling mechanism in accordance with RCW 80.28.425(6). The changes took effect on January 7, 2023.
On January 10, 2023, the Washington Commission approved the electric 2022 GRC filing. As part of this filing the annual electric delivery and fixed power cost allowed revenue was updated to reflect changes in the approved revenue requirement. Additionally, the Commission approved the removal of the earnings test from the decoupling mechanism in accordance with RCW 80.28.425(6). The changes took effect on January 11, 2023.
On December 31, 2022, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore no reserve adjustment was booked to 2022 electric and natural gas decoupling revenue. This compares to $3.0 million of electric deferred revenue not being collected within 24 months of the annual period in 2021; therefore, a reserve adjustment was booked to 2021 electric decoupling revenue. Natural gas deferred revenue would be collected within 24 months of the annual period; therefore no reserve adjustment was booked to 2021 natural gas decoupling revenue.

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

For the year ended December 31, 2022, in its PCA mechanism, PSE under recovered its allowable costs by $110.1 million of which $74.6 million was apportioned to customers and $1.5 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $68.0 million, for the year ended December 31, 2021, of which $36.7 million was apportioned to customers and accrued $1.7 million of interest on the total deferred customer balance.

Power Cost Adjustment Clause
On July 8, 2020, the Washington Commission issued the final order in Dockets No. UE-190529 and UG-190530, which instructed PSE to remove Schedule 95 collection on decoupling allowed rates for Special Contracts, which are included in allowed rates under the Decoupling Schedule 142 effective October 15, 2020.
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2020. The surcharging of deferrals can be triggered by the Company when the balance in the deferral account is a credit of $20.0 million or more. During 2020, actual power costs were higher than baseline power costs; thereby, creating an under-recovery of $76.1 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $32.1 million of the under-recovered amount, and customers were responsible for the remaining $44.0 million, or $46.0 million including interest. PSE filed to recover the deferred balance in Docket No. UE-210300, and the Washington Commission allowed the recovery effective December 1, 2021.
Additionally, PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2021. During 2021, actual power costs were higher than baseline power costs, thereby creating an under-recovery of $68.0 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $31.3 million of the under-recovered amount, and customers were responsible for the remaining $36.7 million, or $38.4 million including interest. On October 27, 2022, the Washington Commission approved PSE's 2021 PCA report that proposes to recover the deferred balance for 2021 PCA period by keeping the current rates and allowing recovery from January 1, 2023 through November 30, 2023.

Purchased Gas Adjustment Mechanism
On October 28, 2021, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-210721, effective November 1, 2021. As part of that filing, PSE requested an annual revenue increase of $59.1 million; where PGA rates, under Schedule 101, increase annual revenue by $80.6 million, and the tracker rates under Schedule 106, decrease annual revenue by $21.5 million. Those annual 2021 PGA rate increases were set in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B, which were set, in effect, through September 30, 2023 per the 2019 GRC.

On October 27, 2022, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-220715, effective November 1, 2022. As part of that filing, PSE requested an annual revenue increase of $155.3 million; where PGA rates, under Schedule 101, increase annual revenue by $142.1 million, and the tracker rates under Schedule 106, increase annual revenue by $13.2 million.
On November 15, 2022, the FERC approved a settlement of a counterparty, FERC Docket No. RP17-346. Under the terms, PSE was allocated $24.2 million related to PSE natural gas services which was recorded on December 31, 2022 and included below. The 2022 GRC order requires PSE to amortize the refund in 2023 as a credit against natural gas costs and therefore pass back the refund to customers through the PGA mechanism.
The following table presents the PGA mechanism balances and activity at December 31, 2022 and December 31, 2021:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At December 31,	At December 31,
PGA receivable balance and activity	2022	2021
PGA receivable beginning balance	$57,935	$87,655
Actual natural gas costs	457,950	364,775
Allowed PGA recovery	(496,879)	(396,236)
Interest	1,674	1,741
Refund from counterparty settlement	(24,216)	—
PGA (liability)/receivable ending balance	$(3,536)	$57,935

Get to Zero Depreciation Deferral
On April 10, 2019, PSE filed an accounting petition with the Washington Commission, requesting authorization to defer depreciation expense associated with Get To Zero (GTZ) projects that were placed in service after June 30, 2018. The GTZ project consists of a number of short-lived technology upgrades. The depreciation expense associated with the GTZ projects with lives of 10 years or less that were placed in service after June 30, 2018, were deferred beginning May 1 per the petition request. For the year ended December 31, 2022 and December 31, 2021, PSE deferred $11.8 million and $6.6 million of depreciation expense for GTZ, respectively. In addition to the deferral of depreciation expense, PSE had also requested to defer carrying charges on the GTZ deferral, to be calculated utilizing the FERC quarterly rate of return. The 2022 GRC final order authorized recovery of all remaining GTZ depreciation and carrying charge balances as of December 2022. Finally, all GTZ deferrals ended as of December 2022.

Crisis Affected Customer Assistance Program
On April 6, 2020, PSE filed with the Washington Commission revisions to its currently effective electric and natural gas service tariffs. The purpose of this filing was to incorporate into PSE’s low-income tariff a new temporary bill assistance program, Crisis Affected Customer Assistance Program (CACAP-1) (Dockets No. UE-200331 and UG-200332), to mitigate the economic impact of the COVID-19 pandemic on PSE’s customers. CACAP-1 allowed PSE customers facing financial hardship due to COVID-19 to receive up to $1,000 in bill assistance. The program made available $11.0 million in unspent low income funds from prior years, therefore resulting in no rate impact, and supplemented other forms of financial assistance. CACAP-1 ran from April 13, 2020, to September 30, 2020.
On March 28, 2021, the Washington Commission approved PSE’s CACAP-2 (Dockets No. UE-210137 and UG-210138). With a program budget of $20.0 million for electric customers and $7.7 million for natural gas customers, CACAP-2, which ran from April 12, 2021, to March 29, 2022, provided up to $2,500 per year in bill assistance for arrearages for each qualifying low-income household.
On October 15, 2021, PSE submitted for the Washington Commission’s review and approval a Supplemental CACAP (Dockets No UE-210792 and UG-210793) filing to continue assistance for PSE customers facing financial hardship due to COVID-19. The Washington Commission approved the Supplemental CACAP program to be effective on November 15, 2021. The Supplemental CACAP utilized carry-over funds not expended in any prior years under PSE’s Schedule 129 Home Energy Lifeline Program (HELP), with a combined total budget of $34.5 million for both electric and natural gas residential customers (capped at $23.7 million and $10.8 million, respectively). Supplemental CACAP benefits offered to cover a qualifying residential customer’s past due balance, up to $2,500. PSE applied the Supplemental CACAP benefits automatically, with an opt-out option, in December 2021.

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the year ended December 31, 2022, PSE incurred $32.2 million in weather-related electric transmission and distribution system restoration costs, of which the Company deferred $21.4 million and $0.2 million as regulatory assets related to storms that occurred in 2022 and 2021, respectively. This compares to $51.4 million incurred in weather-related electric transmission and distribution system restoration costs for the year ended December 31, 2021, of which the Company deferred $40.9 million and $0.2 million as regulatory assets related to storms that occurred in 2021 and 2020, respectively. Under the 2017 GRC Order, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

Environmental Remediation
The Company is subject to environmental laws and regulations by the federal, state and local authorities and is required to undertake certain environmental investigative and remedial efforts as a result of these laws and regulations.  The Company has been named by the Environmental Protection Agency (EPA), the Washington State Department of Ecology and/or other third parties as potentially responsible at several contaminated sites and former manufactured gas plant sites.  In accordance with the guidance of ASC 450, “Contingencies,” the Company reviews its estimated future obligations and will record adjustments, if any, on a quarterly basis.  Management believes it is probable and reasonably estimable that the impact of the potential outcomes of disputes with certain property owners and other potentially responsible parties will result in environmental remediation costs of $84.4 million for natural gas and $48.3 million for electric.  The Company believes a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties or from customers under a Washington Commission order.  The Company is also subject to cost-sharing agreements with third parties regarding environmental remediation projects in Seattle, Tacoma, Everett, and Bellingham, Washington.
As of December 31, 2022, the Company’s share of future remediation costs is estimated to be approximately $61.5 million. The Company's deferred electric environmental costs are $51.5 million and $52.2 million at December 31, 2022 and 2021, respectively, net of insurance proceeds. The Company's deferred natural gas environmental costs are $90.4 million and $75.8 million at December 31, 2022 and 2021, respectively, net of insurance proceeds.

(5)  Dividend Payment Restrictions

The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At December 31, 2022, approximately $1.4 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.1% at December 31, 2022, and the EBITDA to interest expense was 5.0 to 1.0 for the twelve months ended December 31, 2022.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.7 to 1.0 for the twelve months ended December 31, 2022.
At December 31, 2022, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

(6)  Utility Plant

The following table presents electric, natural gas and common utility plant classified by account:

		Puget Energy		Puget Sound Energy
Utility Plant	Estimated Useful Life[1]	December 31,		December 31,
(Dollars in Thousands)	(Years)	2022	2021	2022	2021
Distribution plant	7-65	$7,886,665	$7,488,629	$9,406,017	$9,026,042
Production plant	3-90	3,131,578	3,147,987	3,780,910	3,815,599
Transmission plant	44-75	1,576,916	1,556,666	1,683,737	1,663,559
General plant	5-75	735,298	746,758	760,094	773,662
Intangible plant (including capitalized software)[2]	3-50	755,430	797,691	745,973	788,240
Plant acquisition adjustment	N/A	242,826	242,826	282,792	282,792
Underground storage	25-60	45,305	43,391	58,716	56,820
Liquefied natural gas storage	25-50	12,628	12,628	14,498	14,498
Plant held for future use	N/A	46,079	46,020	46,232	46,172
Recoverable Cushion Gas	N/A	8,784	8,655	8,784	8,655
Plant not classified	N/A	723,383	316,933	723,383	316,933
Finance leases, net of accumulated amortization[3]	N/A	99,967	105,020	99,967	105,020
Less: accumulated provision for depreciation		(4,341,789)	(4,031,458)	(6,688,033)	(6,416,246)
Subtotal		$10,923,070	$10,481,746	$10,923,070	$10,481,746
Construction work in progress		861,801	870,204	861,801	870,204
Net utility plant		$11,784,871	$11,351,950	$11,784,871	$11,351,950
_______________________
1.Estimated Useful Life years have been approved in the 2022 GRC.
2.Intangible assets include capitalized software and franchise agreements with useful lives ranging between 3-10 years and 10-50 years, respectively.
3.At December 31, 2022, and 2021, accumulated amortization of finance leases at Puget Energy and PSE was $7.3 million and $2.6 million, respectively.

Jointly owned generating plant service costs are included in utility plant service cost at the Company's ownership share.  The Company provides financing for its ownership interest in the jointly owned utility plants. The following tables indicate the Company’s percentage ownership and the extent of the Company’s investment in jointly owned generating plants in service at December 31, 2022.  These amounts are also included in the Utility Plant table above, with the exception of Puget Energy's portion of the Tacoma LNG facility, which is reported in the Puget Energy "Other property and investments" financial statement line item. The Company's share of fuel costs and operating expenses for plant in service are included in the corresponding accounts in the Consolidated Statements of Income.

Puget Energy
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Construction Work in Progress	Accumulated Depreciation
Colstrip Units 3 & 4	Coal	25.00%	$321,767	$—	$(176,847)
Frederickson 1	Natural Gas	49.85	63,348	—	(21,894)
Jackson Prairie	Natural Gas	33.34	44,708	837	(12,178)
Tacoma LNG	Natural Gas	various	494,795	2,936	(10,922)

Puget Sound Energy
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Construction Work in Progress	Accumulated Depreciation
Colstrip Units 3 & 4	Coal	25.00%	$579,019	$—	$(434,099)
Frederickson 1	Natural Gas	49.85	69,415	—	(27,962)
Jackson Prairie	Natural Gas	33.34	58,716	837	(26,186)
Tacoma LNG	Natural Gas	various	245,690	503	(5,052)

In June 2019, Talen, the plant operator of Colstrip Units 1 and 2, announced a plan to shut down as of December 31, 2019. The Company retired Colstrip 1&2 from Utility Plant and transferred the unrecovered plant amount of $126.5 million to regulatory assets, offset by depreciation as included in base rates until the 2019 GRC became effective in October 2020. Consistent with the GRC settlement in 2017, monetization of the PTCs will fund the following: (i) Colstrip Community Transition Fund, (ii) unrecovered Colstrip plant and (iii) incurred decommissioning and remediation costs for Colstrip. At December 31, 2022, and December 31, 2021, the unrecovered plant for Colstrip 1&2 was fully offset with PTCs.
On September 2, 2022, PSE and Talen Energy reached an agreement to transfer PSE's ownership interest in Colstrip Units 3 and 4 to Talen Energy on December 31, 2025. Management evaluated Colstrip Units 3 and 4 and determined that the applicable held for sale accounting criteria were not met as of December 31, 2022. As such, Colstrip Units 3 and 4 are classified as Electric Utility Plant on the Company's balance sheet as of December 31, 2022.

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
For the twelve months ended December 31, 2022, the Company reviewed the estimated remediation costs at Colstrip and determined no change was warranted for the Colstrip ARO liability for Colstrip Units 1 and 2 and Colstrip Units 3 and 4. For the twelve months ended December 31, 2021, the Company reviewed the estimated remediation costs at Colstrip and decreased the Colstrip ARO liability by $1.5 million for Colstrip Units 1 and 2, and $3.1 million for Colstrip Units 3 and 4. The 2021 decrease to Colstrip 1 and 2 is primarily due to remediation plans approved by the Montana Department of Environmental Quality under a 2012 settlement between the plant operator and the state for the remaining sites at Colstrip. The plant operator previously contested the approved plan for Colstrip Units 1 and 2 under the defined process in the settlement with the state and reached a settlement agreement regarding the ability to still present another option under the settlement terms and conditions. The Company had previously recorded these incremental costs in 2020 for remediation work on the older ponds under ASC 410-20 “Asset Retirement and Environmental Obligations" and ASC 410-30 “Environmental Remediation". For the twelve months ended December 31, 2022 and 2021, the Company also recorded relief of ARO and environmental remediation liability of $6.9 million and $13.1 million, respectively.
In addition, the Company recorded Tacoma LNG facility ARO liability of $3.9 million and $3.8 million for PSE and $3.8 million and $3.7 million for Puget LNG as of December 31, 2022 and December 31, 2021, respectively. The 2022 and 2021 increases to the Tacoma LNG facility ARO liabilities are primarily due to continued construction of the plant. In 2022, the ARO liability associated with the Tacoma LNG facility was fully recorded as construction was essentially complete and commissioning activities are on-going.

Puget Energy and Puget Sound Energy	December 31,
(Dollars in Thousands)	2022	2021
Asset retirement obligation at beginning of the period	$209,041	$216,163
Relief of liability	(6,867)	(13,146)
Revisions in estimated cash flows	1,519	(46)
Accretion expense	5,713	6,070
Asset retirement obligation at end of period[1]	$209,406	$209,041
___________________
1.Asset retirement obligations include $3.8 million and $3.7 million for Puget LNG held only at Puget Energy as of December 31, 2022, and 2021, respectively.

The Company has identified the following obligations, as defined by ASC 410, “ARO,” which were not recognized because the liability for these assets cannot be reasonably estimated at December 31, 2022:
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

(7)  Long-Term Debt

The following table presents outstanding long-term debt due dates and principal amounts, net of debt discount, issuance and other costs and fair value adjustments as of 2022 and 2021:

(Dollars in Thousands)			December 31,
Series	Type	Due	2022	2021
Puget Sound Energy:
7.150%	First Mortgage Bond	2025	$15,000	$15,000
7.200%	First Mortgage Bond	2025	2,000	2,000
7.020%	Senior Secured Note	2027	300,000	300,000
7.000%	Senior Secured Note	2029	100,000	100,000
3.900%	Pollution Control Bond	2031	138,460	138,460
4.000%	Pollution Control Bond	2031	23,400	23,400
5.483%	Senior Secured Note	2035	250,000	250,000
6.724%	Senior Secured Note	2036	250,000	250,000
6.274%	Senior Secured Note	2037	300,000	300,000
5.757%	Senior Secured Note	2039	350,000	350,000
5.795%	Senior Secured Note	2040	325,000	325,000
5.764%	Senior Secured Note	2040	250,000	250,000
4.434%	Senior Secured Note	2041	250,000	250,000
5.638%	Senior Secured Note	2041	300,000	300,000
4.300%	Senior Secured Note	2045	425,000	425,000
4.223%	Senior Secured Note	2048	600,000	600,000
3.250%	Senior Secured Note	2049	450,000	450,000
2.893%	Senior Secured Note	2051	450,000	450,000
4.700%	Senior Secured Note	2051	45,000	45,000
*	Debt discount, issuance cost and other	*	(37,095)	(39,141)
Total PSE long-term debt			$4,786,765	$4,784,719
Puget Energy:
*	Fair value adjustment of PSE long-term debt	*	$(148,341)	$(156,849)
*	Revolving Credit Agreement	2027	34,300	33,300
3.650%	Senior Secured Note	2025	400,000	400,000
2.379%	Senior Secured Note	2028	500,000	500,000
4.100%	Senior Secured Note	2030	650,000	650,000
4.224%	Senior Secured Note	2032	450,000	—
*	Debt discount, issuance cost and other	*	(9,351)	(7,404)
Total Puget Energy long-term debt			$6,663,373	$6,203,766
___________________
*Not Applicable.

PSE's senior secured notes will cease to be secured by the pledged first mortgage bonds on the date (the "Substitution Date") that all of the first mortgage bonds issued and outstanding under the electric or natural gas utility mortgage indenture have been retired.  As of December 31, 2022, the latest maturity date of the first mortgage bonds, other than pledged first mortgage bonds, is December 22, 2025. On the Substitution Date, PSE will deliver to the trustee for PSE's senior secured notes substitute pledged first mortgage bonds to be issued under a new mortgage indenture. As a result, as of the Substitution Date PSE's outstanding senior secured notes and any future series of PSE's senior secured notes will be secured by substitute pledged first mortgage bonds.

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
At December 31, 2022, Puget Energy maintained an $800.0 million credit facility. As of December 31, 2022, $118.6 million was drawn and outstanding under the facility, of which $34.3 million was classified as long-term debt and $84.3 million was classified as short-term debt.

Puget Sound Energy Long-Term Debt
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

Long-Term Debt Maturities
The principal amounts of long-term debt maturities for the next five years and thereafter are as follows:

(Dollars in Thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Maturities of:
PSE	$—	$—	$17,000	$—	$300,000	$4,506,860	$4,823,860
Puget Energy	—	—	400,000	—	$34,300	1,600,000	2,034,300
Total long-term debt	$—	$—	$417,000	$—	$334,300	$6,106,860	$6,858,160

(8)  Liquidity Facilities and Other Financing Arrangements

As of December 31, 2022, and 2021, PSE had $357.0 million and $140.0 million in short-term debt outstanding, respectively.  Outside of the consolidation of PSE’s short-term debt, Puget Energy had $118.6 million drawn and outstanding under its credit facility, of which $34.3 million was classified as long-term debt and $84.3 million was classified as short-term debt.  PSE’s weighted-average interest rate on short-term debt, including borrowing rate, commitment fees and the amortization of debt issuance costs, during 2022 and 2021 was 6.1% and 1.6%, respectively.  As of December 31, 2022, PSE and Puget Energy had several committed credit facilities that are described below.

Puget Sound Energy
Credit Facility
On May 16, 2022, PSE entered into a new $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the Secured Overnight Financing Rate (SOFR), as the London Interbank Offer Rate (LIBOR) is being discontinued in 2023. The proceeds of the PSE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million and has an expansion feature which, upon receipt of commitments from one or more lenders, could increase the total size of the facility up to $1.4 billion.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65% or less at all times. PSE certifies its compliance with such covenants to participating banks each quarter. As of December 31, 2022, PSE was in compliance with all applicable covenant ratios.
The credit agreement allows PSE to borrow at a prime based rate or to make floating rate advances at the SOFR, in either case, plus a spread that is based upon PSE's credit rating. PSE must pay a commitment fee on the unused portion of the credit facility. The spreads and the commitment fee depend on PSE's credit ratings. As of the date of this report, interest was calculated as SOFR plus 0.10% SOFR adjustment plus 1.25% spread over the adjusted SOFR rate and the commitment fee was 0.175%.
As of December 31, 2022, no amount was drawn under PSE's credit facility and $357.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.3 million letter of credit in support of a long-term transmission contract and had $28.0 million issued under a standby letter of credit in support of natural gas purchases.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the promissory note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%.  As of December 31, 2022, there was no outstanding balance under the promissory note.

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
The revolving senior secured credit facility allows Puget Energy to borrow based on a prime based rate or SOFR, in either case, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of December 31, 2022, there was $118.6 million drawn and outstanding under the facility, of which $34.3 million was classified as long-term debt and $84.3 million was classified as short-term debt. As of the date of this report, interest was calculated as SOFR plus 0.10% SOFR adjustment plus 1.75% spread over the adjusted SOFR rate and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65% or less at all times. As of December 31, 2022, Puget Energy was in compliance with all applicable covenants.
On September 26, 2022, PE borrowed $50.0 million on the credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds were used for general corporate purposes.

(9)  Leases

PSE has operating leases for buildings for corporate offices and operations, real estate for operating facilities and the PSE and PLNG LNG facility, land for our wind farms, and vehicles for PSE’s fleet. Finance leases represent office printers and office buildings. The leases have remaining lease terms of less than a year to 47 years. PSE's right-of-use (ROU) assets and lease liabilities include options to extend leases when it is reasonably certain that PSE will exercise that option.
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
During 2022, there were no material changes regarding the Company's leases.
The components of lease cost were as follows:

Puget Energy and Puget Sound Energy	Year Ended December 31,	Year Ended December 31,
(Dollars in Thousands)	2022	2021
Finance lease cost:
Amortization of right-of-use asset	$2,465	$1,291
Interest on lease liabilities	2,482	358
Total finance lease cost	$4,947	$1,649

Operating lease cost[1]	$23,984	$23,983
_______________
1.Includes $1.5 million and $1.4 million allocated to PLNG at Puget Energy related to the Port of Tacoma lease or both of the years ended December 31, 2022 and December 31, 2021, respectively.

Supplemental cash flow information related to leases was as follows:

Puget Energy and Puget Sound Energy	Year Ended December 31,	Year Ended December 31,
(Dollars in Thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$16,574	$16,440
Investing cash flow for operating leases[1]	7,410	7,543
Operating cash flow for finance leases	2,482	358
Financing cash flow for finance leases	2,465	1,291
Non-cash disclosure upon commencement of new lease
Right-of-use assets obtained in exchange for new operating lease liabilities	$5,338	$4,820
Right-of-use assets obtained in exchange for new finance lease liabilities	—	105,176
Non-cash disclosure upon modification of existing lease
Modification of operating lease right-of-use assets	$21,068	$26,287
_______________
1 Includes $1.5 million and $1.4 million allocated to PLNG at Puget Energy related to the Port of Tacoma lease for both of the years ended December 31, 2022 and December 31, 2021, respectively.

Supplemental balance sheet information related to leases was as follows:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At December 31,	At December 31,
Operating Leases	2022	2021
Operating lease right-of-use asset	$193,509	$184,957

Operating leases liabilities current	$20,342	$20,398
Operating lease liabilities long-term	181,265	172,510
Total operating lease liabilities:	$201,607	$192,908

Finance Leases
Common plant	$58,391	$61,227
Electric plant	41,576	43,793
Total finance lease assets	$99,967	$105,020

Other current liabilities	$3,167	$1,742
Finance lease liabilities	102,518	105,303
Total finance lease liabilities	$105,685	$107,045

Weighted Average Remaining Lease Term
Operating leases	22.00 Years	22.80 Years
Finance leases	19.10 Years	20.15 Years

Weighted Average Discount Rate
Operating leases	3.62%	3.27%
Finance leases	3.07%	3.07%

The following table summarizes the Company’s estimated future minimum lease payments as of December 31, 2022:

Puget Energy and Puget Sound Energy	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2023	$23,676	$6,383
2024	23,232	6,408
2025	21,887	6,534
2026	21,472	6,591
2027	21,047	6,670
Thereafter	172,969	109,882
Total lease payments	$284,283	$142,468
Less imputed interest	(82,676)	(36,783)
Total net present value	$201,607	$105,685

(10)  Accounting for Derivative Instruments and Hedging Activities

PSE employs various energy portfolio optimization strategies, but is not in the business of assuming risk for the purpose of realizing speculative trading revenue. The nature of serving regulated electric customers with its portfolio of owned and contracted electric generation resources exposes PSE and its customers to some volumetric and commodity price risks within the sharing mechanism of the Power Cost Adjustment. Therefore, wholesale market transactions and PSE's related hedging strategies are focused on reducing costs and risks where feasible, thus reducing volatility in costs in the portfolio. In order to manage its exposure to the variability in future cash flows for forecasted energy transactions, PSE utilizes a programmatic hedging strategy which extends out three years. PSE's hedging strategy includes a risk-responsive component for the core natural gas portfolio, which utilizes quantitative risk-based measures with defined objectives to balance both portfolio risk and hedge costs.
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
The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	Volumes (millions)		Assets[1]		Liabilities²
	2022	2021	2022	2021	2022	2021
Electric portfolio derivatives	*	*	$337,703	$74,829	$87,120	$85,424
Natural gas derivatives (MMBtus)[3]	322	347	343,947	79,578	56,222	18,850
Total derivative contracts			$681,650	$154,407	$143,342	$104,274
Current			587,029	128,210	124,976	63,309
Long-term			94,621	26,197	18,366	40,965
Total derivative contracts			$681,650	$154,407	$143,342	$104,274
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
*Electric portfolio derivatives consist of electric generation fuel of 234.9 million One Million British Thermal Units (MMBtus) and purchased electricity of 5.3 million megawatt hours (MWhs) at December 31, 2022, and 238.0 million MMBtus and 8.1 million MWhs at December 31, 2021.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
December 31, 2022
(Dollars in Thousands)	Gross Amount Recognized in the Consolidated Balance Sheet[1]	Gross Amounts Offset in the Consolidated Balance Sheet	Net of Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Commodity Contracts[2]	Cash Collateral Received/Pledged	Net Amount
Assets:
Energy derivative contracts	$681,650	$—	$681,650	$(125,334)	$—	$556,316
Liabilities:
Energy derivative contracts	143,342	—	143,342	(125,334)	(5,661)	12,347

Puget Energy and Puget Sound Energy
December 31, 2021
(Dollars in Thousands)	Gross Amount Recognized[1]	Gross Amounts Offset in the Consolidated Balance Sheet	Net of Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Commodity Contracts[2]	Cash Collateral Received/Pledged	Net Amount
Assets
Energy Derivative Contracts	$154,407	$—	$154,407	$(40,833)	$—	$113,574
Liabilities
Energy Derivative Contracts	104,274	—	104,274	(40,833)	(1,743)	61,698
__________
1.All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.
2.Amounts reflect netting by Counterparty and right of set-off.

The following tables present the effect and locations of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Year Ended December 31,
(Dollars in Thousands)	Location	2022	2021	2020
Gas for Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$61,761	$26,686	$5,534
Realized	Electric generation fuel	158,550	76,504	5,246
Power Derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	199,416	(12,901)	(32,341)
Realized	Purchased electricity	20,917	(3,044)	(14,958)
Total gain (loss) recognized in income on derivatives		$440,644	$87,245	$(36,519)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of December 31, 2022, approximately 99.4% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 0.6% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against unrealized gain (loss) positions. As of December 31, 2022, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of December 31, 2022, PSE had cash posted as collateral of $23.2 million related to contracts executed on the ICE platform. In August 2022, PSE entered into a standby letter of credit agreement with TD Bank allowing standby letter of credit postings of up to $50.0 million as a condition of transacting on the ICE NGX platform. As of December 31, 2022, PSE had $33.0 million in cash posted with ICE NGX and $28.0 million issued under the standby letter of credit agreement. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the twelve months ended December 31, 2022.

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy	December 31,
(Dollars in Thousands)	2022			2021
Contingent Feature	Fair Value[1] Liability	Posted Collateral	Contingent Collateral	Fair Value[1] Liability	Posted Collateral	Contingent Collateral
Credit rating[2]	$3,157	$—	$3,157	$52,537	$—	$52,537
Requested credit for adequate assurance	4,157	—	—	9,380	—	—
Forward value of contract[3]	5,661	56,200	N/A	1,743	12,782	N/A
Total	$12,975	$56,200	$3,157	$63,660	$12,782	$52,537
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $55.0 million and $53.2 million at December 31, 2022, and 2021, respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company's credit spreads as inputs, interpolating to the maturity date of each issue.
The carrying values and estimated fair values were as follows:

Puget Energy		December 31, 2022		December 31, 2021
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$6,629,073	$6,149,797	$6,170,466	$7,769,896
Long-term debt (variable-rate), net of discount	2	34,300	34,300	33,300	33,300
Total		$6,663,373	$6,184,097	$6,203,766	$7,803,196

Puget Sound Energy		December 31, 2022		December 31, 2021
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,786,765	$4,379,010	$4,784,719	$6,145,639
Total		$4,786,765	$4,379,010	$4,784,719	$6,145,639
_______________
1.The carrying value includes debt issuances costs of $21.5 million and $22.7 million for December 31, 2022, and 2021, respectively, which are not included in fair value.
2.The carrying value includes debt issuances costs of $21.4 million and $22.8 million for December 31, 2022, and 2021, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3     derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Fair Value			Fair Value
	December 31, 2022			December 31, 2021
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric Derivative Instruments	$218,610	$119,093	$337,703	$68,011	$6,818	$74,829
Gas Derivative Instruments	342,988	959	343,947	79,526	52	79,578
Total derivative assets	$561,598	$120,052	$681,650	$147,537	$6,870	$154,407
Liabilities:
Electric Derivative Instruments	$84,105	$3,015	$87,120	$35,854	$49,570	$85,424
Gas Derivative Instruments	55,136	1,086	56,222	16,678	2,172	18,850
Total derivative liabilities	$139,241	$4,101	$143,342	$52,532	$51,742	$104,274

Puget Energy and Puget Sound Energy	Year Ended December 31,
Level 3 Roll-Forward Net Asset (Liability)	2022			2021			2020
(Dollars in Thousands)	Electric	Natural Gas	Total	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(42,752)	$(2,120)	$(44,872)	$(23,718)	$(1,135)	$(24,853)	$(3,379)	$1,282	$(2,097)
Changes during period:
Realized and unrealized energy derivatives
Included in earnings[1]	180,533	—	180,533	(15,839)	—	(15,839)	(23,559)	—	(23,559)
Included in regulatory assets / liabilities	—	301	301	—	(1,749)	(1,749)	—	(1,049)	(1,049)
Settlements[2]	(21,972)	1,369	(20,603)	(3,195)	764	(2,431)	3,220	(1,368)	1,852
Transferred into Level 3	—	—	—	—	—	—	—	—	—
Transferred out Level 3	269	323	592	—	—	$—	—	—	$—
Balance at end of period	$116,078	$(127)	$115,951	$(42,752)	$(2,120)	$(44,872)	$(23,718)	$(1,135)	$(24,853)

__________________
1.Income Statement classification: Unrealized gain (loss) on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $147.1 million, $(21.6) million and $(21.3) million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month and reported in the Level 3 Roll-forward table above. The Company did not have any transfers between Level 2 and Level 1 during the years ended December 31, 2022, 2021, and 2020. The Company does transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances the Company uses a more liquid price point and adjusts the price for transportation costs to the illiquid locations to serve as a proxy for market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs.
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts.
Below are the forward price ranges for the Company's commodity contracts, as of December 31, 2022:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted
Electricity	$119,093	$3,015	Discounted cash flow	Power Prices (per MWh)	$55.79	$291.03	$131.51
Natural Gas	$959	$1,086	Discounted cash flow	Natural Gas Prices (per MMBtu)	$3.84	$7.00	$4.87
_______________
1    The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At December 31, 2022, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $37.6 million.

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
Puget Energy evaluated the triggering event criteria in ASC 360 during 2022 and 2021 and determined there was no indication of impairment of its power purchase contracts.

(12)  Employee Investment Plans

The Company's Investment Plan is a qualified employee 401(k) plan, under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options.  PSE’s contributions to the employee Investment Plan were $25.2 million, $23.6 million and $22.1 million for the years 2022, 2021, and 2020, respectively.  The employee Investment Plan eligibility requirements are set forth in the plan documents.

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

The following tables summarize the Company’s change in benefit obligation, change in plan assets and amounts recognized in the Statements of Financial Position for the years ended December 31, 2022, and 2021:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of period	$834,960	$849,383	$43,155	$46,742	$11,654	$12,114
Amendments	—	—	—	—	38	205
Service cost	26,351	26,888	557	456	217	155
Interest cost	24,263	22,381	1,253	1,183	311	302
Actuarial loss (gain)	(215,005)	(6,826)	(5,260)	828	(2,397)	(514)
Benefits paid	(80,226)	(55,831)	(7,659)	(6,054)	(808)	(803)
Medicare part D subsidy received	—	—	—	—	—	195
Administrative expense	(1,065)	(1,035)	—	—	—	—
Benefit obligation at end of period	$589,278	$834,960	$32,046	$43,155	$9,015	$11,654

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Change in plan assets:
Fair value of plan assets at beginning of period	$898,550	$834,655	$—	$—	$6,341	$5,918
Actual return on plan assets	(176,537)	102,787	—	—	(550)	1,005
Employer contribution	18,000	18,000	7,659	6,054	207	222
Benefits paid	(80,226)	(55,831)	(7,659)	(6,054)	(808)	(804)
Administrative expense	(1,254)	(1,061)	—	—	—	—
Fair value of plan assets at end of period	$658,533	$898,550	$—	$—	$5,190	$6,341
Funded status at end of period	$69,255	$63,590	$(32,046)	$(43,155)	$(3,825)	$(5,313)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Amounts recognized in Consolidated Balance Sheet consist of:
Noncurrent assets	$69,255	$63,590	$—	$—	$—	$—
Current liabilities	—	—	(3,532)	(2,822)	(252)	(280)
Noncurrent liabilities	—	—	(28,514)	(40,333)	(3,573)	(5,033)
Net assets (liabilities)	$69,255	$63,590	$(32,046)	$(43,155)	$(3,825)	$(5,313)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Change in plan obligation and plan asset:
Projected benefit obligation	$589,278	$834,960	$32,046	$43,155	$9,015	$11,654
Accumulated benefit obligation	582,538	823,418	29,763	40,773	8,929	11,549
Fair value of plan assets	658,533	898,550	—	—	5,190	6,341

The following tables summarize Puget Energy's and PSE's pension benefit amounts recognized in accumulated other comprehensive income (AOCI) for the years ended December 31, 2022, and 2021:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$31,213	$24,859	$1,563	$9,571	$(1,964)	$(525)
Prior service cost (credit)	—	—	289	578	259	242
Total	$31,213	$24,859	$1,852	$10,149	$(1,705)	$(283)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$124,767	$127,111	$1,864	$10,103	$(2,056)	$(622)
Prior service cost (credit)	—	—	289	578	258	242
Total	$124,767	$127,111	$2,153	$10,681	$(1,798)	$(380)

The following tables summarize Puget Energy's and PSE's net periodic benefit cost for the years ended December 31, 2022, 2021, and 2020.

Puget Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$26,351	$26,888	$24,337	$557	$456	$756	$217	$155	$190
Interest cost	24,263	22,381	25,180	1,253	1,183	1,464	311	302	368
Expected return on plan assets	(51,014)	(48,239)	(49,902)	—	—	—	(379)	(355)	(389)
Amortization of prior service cost (credit)	—	(1,904)	(1,980)	289	349	349	22	6	—
Amortization of net loss (gain)	6,381	11,803	8,160	2,471	2,165	2,122	(29)	(39)	(82)
Net periodic benefit cost	$5,981	$10,929	$5,795	$4,570	$4,153	$4,691	$142	$69	$87

Puget Sound Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$26,351	$26,888	$24,337	$557	$456	$756	$217	$155	$190
Interest cost	24,263	22,381	25,180	1,253	1,183	1,464	311	302	368
Expected return on plan assets	(51,016)	(48,242)	(49,910)	—	—	—	(379)	(355)	(389)
Amortization of prior service cost (credit)	—	(1,513)	(1,573)	289	349	349	22	6	—
Amortization of net loss (gain)	15,080	21,862	19,043	2,648	2,344	2,385	(35)	(52)	(137)
Net periodic benefit cost	$14,678	$21,376	$17,077	$4,747	$4,332	$4,954	$136	$56	$32

The following tables summarize Puget Energy's and PSE's benefit obligations recognized in other comprehensive income (OCI) for the years ended December 31, 2022, and 2021:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$12,735	$(61,348)	$(5,260)	$828	$(1,468)	$(1,164)
Amortization of net (loss) gain	(6,381)	(11,803)	(2,471)	(2,164)	29	39
Settlements, mergers, sales, and closures	—	—	(277)	(830)	—	—
Prior service cost (credit)	—	—	—	—	38	205
Amortization of prior service (cost) credit	—	1,904	(289)	(349)	(22)	(6)
Total change in other comprehensive income for year	$6,354	$(71,247)	$(8,297)	$(2,515)	$(1,423)	$(926)

Puget Sound Energy	Qualified Pension Benefit		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2022	2021	2022	2021	2022	2021
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$12,736	$(61,345)	$(5,260)	$828	$(1,468)	$(1,164)
Amortization of net (loss) gain	(15,080)	(21,862)	(2,648)	(2,343)	35	53
Settlements, mergers, sales, and closures	—	—	(331)	(886)	—	—
Prior service cost (credit)	—	—	—	—	38	205
Amortization of prior service (cost) credit	—	1,513	(289)	(349)	(22)	(6)
Total change in other comprehensive income for year	$(2,344)	$(81,694)	$(8,528)	$(2,750)	$(1,417)	$(912)

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2023, are expected to be at least $18.0 million, $3.5 million and $0.3 million, respectively.

Assumptions
In accounting for pension and other benefit obligations and costs under the plans, the following weighted-average actuarial assumptions were used by the Company:

	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
Benefit Obligation Assumptions:	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	5.60%	3.00%	2.70%	5.60%	3.00%	2.70%	5.60%	3.00%	2.70%
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Interest crediting rate	4.00	4.00	4.00	N/A	N/A	N/A	N/A	N/A	N/A
Benefit Cost Assumptions:
Discount rate	3.00	2.70	3.35	3.00	2.70	3.35	3.00	2.70	3.35
Return on plan assets	6.50	6.50	7.15	—	—	—	7.00	7.00	7.00
Rate of compensation increase	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50	4.50
Interest crediting rate	4.00	4.00	4.00	N/A	N/A	N/A	N/A	N/A	N/A

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
The discount rates were determined by using market interest rate data and the weighted-average discount rate from the FTSE Pension Discount Curve (formerly known as the Citigroup Pension Liability Index Curve).  The Company also takes into account in determining the discount rate the expected changes in market interest rates and anticipated changes in the duration of the plan liabilities. The Company's projected benefit obligation for pension plans experienced an actuarial gain of $215.0 million in 2022. This is primarily due to the increase in the discount rate used in measuring the benefit obligation.

Plan Benefits
The expected total benefits to be paid during the next five years and the aggregate total to be paid for the five years thereafter are as follows:

(Dollars in Thousands)	2023	2024	2025	2026	2027	2028-2032
Qualified Pension total benefits	$46,500	$47,800	$48,700	$49,900	$50,700	$260,700
SERP Pension total benefits	3,532	1,844	7,634	2,271	10,956	7,479
Other Benefits total	912	890	881	879	854	3,829

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
To obtain the desired return needed to fund the pension benefit plans, the Retirement Plan Committee has established investment allocation percentages by asset classes as follows:

	Allocation
Asset Class	Minimum	Target	Maximum
Domestic large cap equity	25%	31%	40%
Domestic small cap equity	—	9	15
Non-U.S. equity	10	25	30
Fixed income	25	35	40
Real estate	—	—	10
Cash	—	—	5

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

The following table sets forth by level, within the fair value hierarchy, the qualified pension plan as of December 31, 2022, and 2021:

	Recurring Fair Value Measures				Recurring Fair Value Measures
	December 31, 2022				December 31, 2021
(Dollars in Thousands)	Level 1	Level 2	Other	Total	Level 1	Level 2	Other	Total
Assets:
Common Stock:
Domestic	$175,969	$298	$—	$176,267	$249,021	$99	$—	$249,120
Foreign	17,767	—	—	17,767	25,963	—	—	25,963
Government Securities	61,693	8,828	—	70,521	65,266	2,470	—	67,736
Corporate Securities:
Domestic	—	16,005	—	16,005	—	12,820	—	12,820
Foreign	—	6,525	—	6,525	—	5,239	—	5,239
Cash and cash equivalents	4,678	(632)	—	4,046	3,638	(540)	—	3,098
Investments measured at NAV:
Collective Investment Funds	—	—	262,910	262,910	—	—	359,861	359,861
Partnership	—	—	86,827	86,827	—	—	115,570	115,570
Mutual Funds	—	—	46,005	46,005	—	—	80,724	80,724
Other	—	—	846	846	—	—	1,434	1,434
Net (payable) receivable	—	—	(29,186)	(29,186)	—	—	(23,015)	(23,015)
Total assets	$260,107	$31,024	$367,402	$658,533	$343,888	$20,088	$534,574	$898,550

The following table sets forth by level, within the fair value hierarchy, the Other Benefits plan assets which consist of insurance benefits for retired employees, at fair value:

	Recurring Fair Value Measures				Recurring Fair Value Measures
	December 31, 2022				December 31, 2021
(Dollars in Thousands)	Level 1	Level 2	Other	Total	Level 1	Level 2	Other	Total
Assets:
Money Markets	$—	$—	$—	$—	$4	$—	$—	$4
Mutual fund	—	5,190	—	5,190	—	6,337	—	6,337
Net (payable) receivable	—	—	—	—	—	—	—	—
Total assets	$—	$5,190	$—	$5,190	$4	$6,337	$—	$6,341

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

(14)  Income Taxes

The details of income tax (benefit) expense are as follows:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2022	2021	2020
Charged to operating expenses:
Current:
Federal	$41,198	$25,395	$7,962
State	628	721	7
Deferred:
Federal	17,866	(1,759)	(6,414)
State	6	158	109
Total income tax expense	$59,698	$24,515	$1,664

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2022	2021	2020
Charged to operating expenses:
Current:
Federal	$81,597	$52,616	$10,607
State	869	670	383
Deferred:
Federal	(2,171)	(9,027)	15,252
State	—	—	—
Total income tax expense	$80,295	$44,259	$26,242

The following reconciliation compares pre-tax book income at the federal statutory rate of 21.0% to the actual income tax expense in the Statements of Income:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2022	2021	2020
Income taxes at the statutory rate	$99,549	$59,927	$38,720
Increase (decrease):
Utility plant differences[1]	$(23,028)	$(22,325)	$(22,991)
AFUDC, net	(3,567)	1,509	(6,095)
Executive compensation	1,821	1,386	2,440
Treasury grant amortization	(5,717)	(5,424)	(8,935)
Excess deferred tax amortization	(13,722)	(13,392)	(3,038)
Other–net	4,362	2,834	1,563
Total income tax expense	$59,698	$24,515	$1,664
Effective tax rate	12.6%	8.6%	0.9%

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2022	2021	2020
Income taxes at the statutory rate	$119,962	$79,868	$63,110
Increase (decrease):
Utility plant differences[1]	$(23,028)	$(22,325)	$(22,991)
AFUDC, net	(3,567)	1,509	(6,095)
Executive compensation	1,821	1,386	2,440
Treasury grant amortization	(5,717)	(5,424)	(8,935)
Excess deferred tax amortization	(13,722)	(13,392)	(3,038)
Other–net	4,546	2,637	1,751
Total income tax expense	$80,295	$44,259	$26,242
Effective tax rate	14.1%	11.6%	8.7%
_______________
1.Utility plant differences include the reversal of excess deferred taxes using the average rate assumption method in the amount of $27.2 million and $27.6 million in 2022 and 2021, respectively.

The Company’s net deferred tax liability at December 31, 2022, and 2021, is composed of amounts related to the following types of temporary differences:

Puget Energy	At December 31,
(Dollars in Thousands)	2022	2021
Utility plant and equipment	$1,853,450	$1,892,692
Unrealized gain on derivative instruments	158,175	50,971
Other deferred tax liabilities	365,035	313,270
Subtotal deferred tax liabilities	2,376,660	2,256,933
Net operating loss carryforward	(234,825)	(254,007)
Net regulatory liability for income taxes	(811,161)	(865,976)
Other deferred tax assets	(299,597)	(184,023)
Unrealized loss on derivative instruments	(45,130)	(40,443)
Subtotal deferred tax assets	(1,390,713)	(1,344,449)
Total net deferred tax liabilities	$985,947	$912,484

Puget Sound Energy	At December 31,
(Dollars in Thousands)	2022	2021
Utility plant and equipment	$1,852,644	$1,892,674
Unrealized gain on derivative instruments	143,147	31,940
Other deferred tax liabilities	279,612	225,753
Subtotal deferred tax liabilities	2,275,403	2,150,367
Net regulatory liability for income taxes	(811,724)	(866,541)
Other deferred tax assets	(293,977)	(178,211)
Unrealized loss on derivative instruments	(30,102)	(21,412)
Subtotal deferred tax assets	(1,135,803)	(1,066,164)
Total net deferred tax liabilities	$1,139,600	$1,084,203

The Company calculates its deferred tax assets and liabilities under ASC 740, “Income Taxes” (ASC 740).  ASC 740 requires recording deferred tax balances, at the currently enacted tax rate, on assets and liabilities that are reported differently for income tax purposes than for financial reporting purposes.  The utilization of deferred tax assets requires sufficient taxable income in future years.  ASC 740 requires a valuation allowance on deferred tax assets when it is more likely than not that the deferred tax assets will not be realized.  PSE fully utilized its PTC balance in 2021 and had no carryforwards at the end of 2021.  Puget Energy’s net operating loss carryforwards expire from 2029 through 2037. Net operating losses generated in 2018 and thereafter have no expiration date. No valuation allowance has been provided for net operating loss carryforwards.

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
As of December 31, 2022, and 2021, the Company had no material unrecognized tax benefits.  As a result, no interest or penalties were accrued for unrecognized tax benefits during the year.
The Company has open tax years from 2019 through 2022. The Company classifies interest as interest expense and penalties as other expense in the financial statements.

(15)  Litigation

From time to time, the Company is involved in litigation or legislative rulemaking proceedings relating to its operations in the normal course of business.  The following is a description of pending proceedings that are material to PSE’s operations:

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025 as part of the 2019 GRC. The 2017 GRC repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4. On September 2, 2022, PSE and Talen Energy reached an agreement to transfer PSE's ownership interest in Colstrip Units 3 and 4 to Talen Energy on December 31, 2025. Management evaluated Colstrip Units 3 and 4 and determined that the applicable held for sale accounting criteria were not met as of December 31, 2022. As such, Colstrip Units 3 and 4 are classified as Electric Utility Plant on the Company's balance sheet as of December 31, 2022.
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

Puget LNG
In January 2018, the Puget Sound Clean Air Agency (PSCAA) determined a Supplemental Environmental Impact Statement (SEIS) was necessary in order to rule on the air quality permit for the facility. In December 2019, PSCAA issued the air quality permit for the facility, a decision which was appealed to the Washington Pollution Control Hearings Board (PCHB) by each of the Puyallup Tribe of Indians and nonprofit law firm Earthjustice. In November 2021, the PCHB affirmed the PSCAA ruling in PSE's favor. In December 2021, the PCHB decision was appealed with the Pierce County Superior Court by each of the Puyallup Tribe of Indians and nonprofit law firm Earthjustice. The appeal did not delay commissioning or commercial operations at the plant, which commenced on February 1, 2022.

(16)  Commitments and Contingencies

For the year ended December 31, 2022, approximately 16.4% of the Company’s energy output was obtained at an average cost of approximately $0.034 per Kilowatt Hour (kWh) through long-term contracts with three of the Washington Public Utility Districts (PUDs) that own hydroelectric projects on the Columbia River.  The purchase of power from the Columbia River projects is on a pro rata share basis under which the Company pays a proportionate share of the annual debt service, operating and maintenance costs and other expenses associated with each project, in proportion to the contractual share of power that PSE obtains from that project.  In these instances, PSE’s payments are not contingent upon the projects being operable; therefore, PSE is required to make the payments even if power is not delivered.  These projects are financed substantially through debt service payments and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements, or license requirements.  The Company’s share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the contract lives.

The Company's expenses under these PUD contracts were as follows for the years ended December 31:

(Dollars in Thousands)	2022	2021	2020
PUD contract costs	$149,575	$117,812	$116,874

As of December 31, 2022, the Company purchased portions of the power output of the PUDs' projects as set forth in the following table:

		Company's Share of
(Dollars in Thousands)	Contract Expiration	2023 Percent of Output	2023 Megawatt Capacity	Estimated 2023 Total Costs	2023 Debt Service Costs	Interest included in 2023 Debt Service Costs	Debt Outstanding
Chelan County PUD[1]:
Rock Island Project	2031	30.0%	187	$47,892	$12,072	$5,132	$93,493
Rocky Reach Project	2031	30.0	390	54,022	5,039	1,907	33,757
Douglas County PUD[2]:
Wells Project	2028	32.8	276	45,489	—	—	—
Grant County PUD[3]:
Priest Rapids Development	2052	4.8	45	28,243	747	376	9,768
Wanapum Development	2052	4.8	58	28,243	747	376	9,768
Total			956	$203,889	$18,605	$7,791	$146,786
_______________
1.In March 2021, PSE entered into a new PPA with Chelan County PUD for additional Rocky Reach and Rock Island output. The contract began on January 1, 2022, and continues through December 31, 2026. This agreement increases PSE’s share of output by 5% for each project, which equates to an additional capacity of 31MW for Rock Island and 65MW for Rocky Reach.
2.In March 2021, PSE entered into a new agreement with Douglas County PUD for the extension of the Wells Project Output that began on October 1, 2021, and continues through September 30, 2024. This agreement increases PSE's share of output by 5.5% for the Wells Project, which equates to an additional capacity of 46MW.
3.In November 2022, PSE elected to take its portion of the Priest Rapid Meaningful Priority and was granted 4.13% share of the 2023 Priest Rapids Project output. This one-year contract begins on January 1, 2023, and continues through December 31, 2023. This agreement increases PSE's share of output by 4.13%, which equates to an additional capacity of 39MW for Priest Rapids Development and 51 MW for Wanapum Development.

The following table summarizes the Company’s estimated payment obligations for power purchases from the Columbia River projects, electric portfolio contracts and electric wholesale market transactions.  These contracts have varying terms and may include escalation and termination provisions.

(Dollars in Thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Columbia River projects	$191,618	$145,078	$140,887	$138,482	$123,152	$394,875	$1,134,092
Electric portfolio contracts	380,559	385,807	345,257	142,273	133,903	1,776,703	3,164,502
Electric wholesale market transactions	414,278	148,628	11,616	11,616	—	—	586,138
Total	$986,455	$679,513	$497,760	$292,371	$257,055	$2,171,578	$4,884,732

Total purchased power contracts provided the Company with approximately 15.3 million, 13.1 million and 13.2 million MWhs of firm energy at a cost of approximately $892.7 million, $631.4 million and $491.7 million for the years 2022, 2021, and 2020, respectively.

Natural Gas Supply Obligations
The Company has entered into various firm supply, transportation and storage service contracts in order to ensure adequate availability of natural gas supply for its customers and generation requirements.  The Company contracts for its long-term natural gas supply on a firm basis, which means the Company has a 100% daily take obligation and the supplier has a 100% daily delivery obligation to ensure service to PSE’s customers and generation requirements. The transportation and storage contracts, which have remaining terms from 1 year to 22 years, provide that the Company must pay a fixed demand charge each month, regardless of actual usage.
The Company incurred demand charges of $138.3 million, $136.4 million, and $135.8 million for firm transportation, storage and peaking services for its natural gas customers for the years 2022, 2021, and 2020. The Company incurred demand charges of $53.9 million, $52.8 million, and $51.2 million for firm transportation, storage and peaking services for the natural gas supply for its combustion turbines for the years 2022, 2021, and 2020.
The following table summarizes the Company’s obligations for future natural gas supply and demand charges through the primary terms of its existing contracts.  The quantified obligations are based on the FERC and CER (Canadian Energy Regulator) currently authorized rates, which are subject to change.

Natural Gas Supply and Demand Charge Obligations (Dollars in Thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Natural gas wholesale market transactions	$1,013,547	$377,588	$351,129	$255,577	$76,453	$—	$2,074,294
Firm transportation service	175,136	146,675	112,327	94,417	94,123	570,687	1,193,365
Firm storage service	9,350	7,923	7,448	7,432	7,352	1,838	41,343
Total	$1,198,033	$532,186	$470,904	$357,426	$177,928	$572,525	$3,309,002

Service Contracts
The following table summarizes the Company’s estimated obligations for service contracts through the terms of its existing contracts.

Service Contract Obligations (Dollars in Thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Energy production service contracts	$33,971	$34,812	$35,772	$18,728	$19,221	$79,655	$222,159
Automated meter reading system	50,124	47,301	47,668	48,803	—	—	193,896
Total	$84,095	$82,113	$83,440	$67,531	$19,221	$79,655	$416,055

Chelan PUD Power Purchase Agreement
On February 7, 2023, PSE and Chelan PUD entered into a new power purchase agreement, under which PSE will continue to purchase 25% of the total output from the Rocky Reach and Rock Island hydroelectric projects from November 1, 2031 through October 31, 2051. Estimated payment obligations under the new power sales agreement total $3.1 billion.

Other Commitments and Contingencies
For information regarding PSE's environmental remediation obligations, see Note 4, "Regulation and Rates," to the consolidated financial statements included in Item 8 of this report.

(17)  Related Party Transactions

The Company identified no material related party transactions during the year ended December 31, 2022 and December 31, 2021.

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

(19) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s (loss) AOCI by component for the years ended December 31, 2022, 2021, and 2020, respectively:

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans
Changes in AOCI, net of tax
(Dollars in Thousands)		Total
Balance at December 31, 2019	$(84,149)	$(84,149)
Other comprehensive income (loss) before reclassifications	(9,058)	(9,058)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	6,770	6,770
Net current-period other comprehensive income (loss)	(2,288)	(2,288)
Balance at December 31, 2020	$(86,437)	$(86,437)
Other comprehensive income (loss) before reclassifications	49,226	49,226
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	9,779	9,779
Net current-period other comprehensive income (loss)	59,005	59,005
Balance at December 31, 2021	$(27,432)	$(27,432)
Other comprehensive income (loss) before reclassifications	(4,559)	(4,559)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	7,217	7,217
Net current-period other comprehensive income (loss)	2,658	2,658
Balance at December 31, 2022	$(24,774)	$(24,774)

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)			Total
Balance at December 31, 2019	$(183,108)	$(5,369)	$(188,477)
Other comprehensive income (loss) before reclassifications	(8,717)	—	(8,717)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	15,853	385	16,238
Net current-period other comprehensive income (loss)	7,136	385	7,521
Balance at December 31, 2020	$(175,972)	$(4,984)	$(180,956)
Other comprehensive income (loss) before reclassifications	49,265	—	49,265
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	18,166	384	18,550
Net current-period other comprehensive income (loss)	67,431	384	67,815
Balance at December 31, 2021	$(108,541)	$(4,600)	$(113,141)
Other comprehensive income (loss) before reclassifications	(4,512)	—	(4,512)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	14,223	386	14,609
Net current-period other comprehensive income (loss)	9,711	386	10,097
Balance at December 31, 2022	$(98,830)	$(4,214)	$(103,044)

Details about the reclassifications out of AOCI (loss) for the years ended December 31, 2022, 2021, and 2020, respectively, are as follows:

Puget Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2022	2021	2020
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$(311)	$1,549	$1,631
Amortization of net gain (loss)	(a)	(8,824)	(13,928)	(10,200)
	Total before tax	(9,135)	(12,379)	(8,569)
	Tax (expense) or benefit	1,918	2,600	1,799
	Net of tax	(7,217)	(9,779)	(6,770)
Total reclassification for the period	Net of tax	$(7,217)	$(9,779)	$(6,770)
__________
(a) These AOCI components are included in the computation of net periodic pension cost, see Note 13, "Retirement Benefits," to the consolidated financial statements included in Item 8 of this report for additional details.

Puget Sound Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2022	2021	2020
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$(311)	$1,158	$1,224
Amortization of net gain (loss)	(a)	(17,693)	(24,153)	(21,291)
	Total before tax	(18,004)	(22,995)	(20,067)
	Tax (expense) or benefit	3,781	4,829	4,214
	Net of tax	(14,223)	(18,166)	(15,853)
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	Interest expense	(488)	(487)	(487)
	Tax (expense) or benefit	102	103	102
	Net of tax	(386)	(384)	(385)
Total reclassification for the period	Net of tax	$(14,609)	$(18,550)	$(16,238)
____________
(a) These AOCI components are included in the computation of net periodic pension cost, see Note 13, "Retirement Benefits," to the consolidated financial statements included in item 8 of this report for additional details.

SCHEDULE I:  CONDENSED FINANCIAL INFORMATION OF PUGET ENERGY

Puget Energy
Condensed Statements of Income and Comprehensive Income (Loss)
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Non-utility expense and other	$(1,206)	$(913)	$(1,579)
Other income (deductions):
Equity in earnings of subsidiary	474,873	337,405	277,654
Interest income	8,458	4,261	4,760
Interest expense	(84,051)	(100,002)	(123,592)
Income tax benefit (expense)	16,271	20,098	25,474
Net income (loss)	$414,345	$260,849	$182,717
Comprehensive income (loss)	$417,003	$319,854	$180,429

See accompanying notes to the condensed financial statements.

Puget Energy
Condensed Balance Sheets
(Dollars in Thousands)

	December 31,
	2022	2021
Assets:
Investment in subsidiaries	$4,938,998	$4,446,758
Other property and investments:
Goodwill	1,656,513	1,656,513
Current assets:
Cash	1,528	6,386
Receivables from affiliates[1]	246,317	233,258
Income tax receivables	532	6,006
Total current assets	248,377	245,650
Long-term assets:
Deferred income taxes	231,976	250,820
Other	3,370	984
Total long-term assets	235,346	251,804
Total assets	$7,079,234	$6,600,725
Capitalization and liabilities:
Common equity	$4,964,089	$4,563,316
Long-term debt	2,020,734	1,571,287
Total capitalization	6,984,823	6,134,603
Current liabilities:
Accounts payable to affiliates[1]	133	147
Short-term debt	84,300	—
Current maturities of long-term debt	—	450,000
Interest	9,978	15,975
Total current liabilities	94,411	466,122
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$7,079,234	$6,600,725
_______________
1 Eliminated in consolidation.

See accompanying notes to the condensed financial statements.

Puget Energy
Condensed Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net cash provided by (used in) operating activities	$(10,197)	$143,691	$38,280
Investing activities:
Investment in subsidiaries	(50,000)	(21,783)	—
(Increase) decrease in loan to subsidiary	(12,176)	—	(31,043)
Net cash provided by (used in) investing activities	(62,176)	(21,783)	(31,043)
Financing activities:
Dividends paid	(16,230)	(106,420)	(45,421)
Investment from Parent	—	210,000	4,575
Change in short-term debts, net	84,300	—	—
Issuance of long-term debts	448,075	515,475	644,690
Redemption of long-term debts	(450,000)	(734,000)	(609,400)
Issue costs and others	1,370	(1,367)	(1,838)
Net cash provided by (used in) by financing activities	67,515	(116,312)	(7,394)
Increase (decrease) in cash	(4,858)	5,596	(157)
Cash at beginning of year	6,386	790	947
Cash at end of year	$1,528	$6,386	$790

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
Equity earnings of subsidiary included earnings from PSE and PLNG of $473.8 million, $335.0 million and $274.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, and business combination accounting adjustments under ASC 805 recorded at Puget Energy for PSE of $1.0 million, $2.4 million and $3.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. Investment in subsidiaries includes Puget Energy business combination accounting adjustments under ASC 805 that are recorded at Puget Energy.

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

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Puget Energy and Puget Sound Energy (Dollars in Thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2022
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$34,958	$28,316	$21,312	$41,962
Year Ended December 31, 2021
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$20,080	$27,204	$12,326	$34,958
Year Ended December 31, 2020
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$8,294	$23,292	$11,506	$20,080
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Puget Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of Puget Energy’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, Puget Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.
Puget Energy’s effectiveness of internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2022, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
PSE’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of PSE’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, PSE’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.
PSE’s effectiveness of internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
As of February 23, 2023, twelve directors constitute Puget Energy’s Board of Directors and thirteen directors currently constitute PSE’s Board of Directors, as set forth below.  The directors are selected in accordance with the Amended and Restated Bylaws of each of Puget Energy and PSE, pursuant to which, the investor-owners of Puget Holdings (the indirect parent company of both Puget Energy and PSE) are entitled to select individuals to serve on the boards of Puget Energy and PSE.

Scott Armstrong, age 63, has been a director on the boards of PSE since June of 2015 and on the board of Puget Energy since November 2017. Mr. Armstrong previously served as Chief Executive Officer of Concure Oncology from March 2020 to November 2021. Prior to that Mr. Armstrong was President and CEO of Group Health Cooperative of Seattle, Washington, a health insurance and medical care provider, positions he had held since January 2005, until its acquisition by Kaiser Permanente on February 1, 2017. An independent director not affiliated with any of the Company’s investors, Mr. Armstrong’s executive leadership experience in a heavily regulated industry that has undergone extensive change, along with his involvement in civic affairs in the Pacific Northwest, are among the reasons for his appointment to the Puget Energy and PSE boards.

Richard Dinneny, age 60, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. Dinneny previously served as Senior Portfolio Manager, Infrastructure and Renewable Resources for British Columbia Investment Management Corporation (BCI) where he had the responsibility for all aspects of investing in infrastructure transactions from 2015 to May 31, 2021. Mr. Dinneny serves on the boards of Puget Energy and PSE as a representative of BCI’s ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws.

Barbara Gordon, age 64, has been a director on the board of PSE since November 2017 and on the board of Puget Energy since August 2022. Ms. Gordon previously served as a Vice President of the board of directors for Seattle-King County Habitat for Humanity, a non-profit organization (2016-2018). Prior to that time, Ms. Gordon served as Executive Vice President and Chief Customer Officer of Bellevue-based Apptio, a developer of technology business management software (2016-2017), Senior Vice President and Chief Operating Officer of Isilon/EMC, a digital storage systems company (2013-2016), and as Corporate Vice President of Worldwide Customer Service and Support at Microsoft (2003-2013). An independent director not affiliated with any of the Company's investors, Ms. Gordon brings to the Board her expertise in customer-facing technology initiatives and enterprise level management of customer service and support.

Chris Parker, age 52, has been a director of both Puget Energy and PSE since February 22, 2022. Mr. Parker is currently a member of the Ontario Teachers’ Pension Plan North America Infrastructure team where he focuses on origination, execution and management of infrastructure investments. He joined Ontario Teachers’ Pension Plan in 2011 and has served on the board of directors of Northern Star Generation, Intergen, Express Pipeline, Ontario Teachers' New Zealand Forest Investments and Sydney Desalination Plant. He currently serves on the board of directors of Chicago Skyway. Prior to joining Ontario Teachers', Chris worked on power and utility investments at Brookfield Asset Management. Mr. Parker was selected by Clean Energy JV Sub 2, LP and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner

Director on their respective Boards of Directors. Mr. Parker will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Grant Hodgkins, age 47, has been a director on the boards of both Puget Energy and PSE since December 31, 2020. Mr. Hodgkins is currently the Portfolio Manager, Infrastructure and Renewable Resources Group, for British Columbia Investment Management Corporation (BCI), which position he has held since September 2017, where he has responsibility for all aspects of investing in infrastructure transactions. Mr. Hodgkins is a director of Corix Infrastructure Inc., a water and wastewater utility and contract energy company based in Vancouver, British Columbia. Mr. Hodgkins was selected by BCI and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Hodgkins will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Tom King, age 61, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. King is currently the Interim CEO of Woodway Energy Infrastructure, an Intra State Pipeline, which position he has held since December 2022. He is also an Operating Executive with AEA investors, a middle market private equity firm, which position he has held since 2017. Mr. King served as Chairman and President of National Grid U.S. from 2007-2015. Prior to that, he was president of PG&E Corporation and Chairman and CEO of Pacific Gas and Electric from 2003-2007. Mr. King serves on the board of Entregado Group and Allied Power Group. Mr. King serves on the boards of Puget Energy and PSE as a joint representative of Macquarie Washington Clean Energy Investment, L.P. and Ontario Teachers’ Pension Plan ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws. Mr. King’s experience as an executive officer of regulated utilities and his extensive familiarity with managing operational change are among the reasons for his continuing service as a member of the Puget Energy and PSE boards.

Mary Kipp, age 55, has been a director on the boards of both Puget Energy and PSE since January 3, 2020. Ms. Kipp has served as President and Chief Executive officer since January 3, 2020, and was President of Puget Energy and PSE from August 2019 to December 2019. Prior to that time Ms. Kipp served as President, Chief Executive Officer and Director of El Paso Electric Company (El Paso) from May 2017 to August 2019. Ms. Kipp also serves on the board of Hawaiian Electric Industries, Inc., owner of a provider of electric utility services in Hawaii, and Boston Properties, Inc., a publicly traded developer, owner and manager of Class A office properties.

Jean-Paul Marmoreo, age 47, has been a director on the boards of both Puget Energy and PSE since September 3, 2021. Mr. Marmoreo is currently the Director Asset Management of OMERS Infrastructure Management Inc., since January 2019. He is currently on the boards of Calumet Concession Partners Inc., CannAmm GP Inc., and Commodore US Holding Corporation. Mr. Marmoreo previously served as Director of OMERS Infrastructure Management Inc. from February 2018 to January 2019 and Secretary of Airports Worldwide from April 2017 to August 2018. Mr. Marmoreo was selected by OMERS and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Marmoreo will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Paul McMillan, age 68, has been a director on the boards of both Puget Energy and PSE since April 23, 2015. Mr. McMillan is currently principal of Tidal Shift Capital Inc. of Toronto, Ontario, Canada, which provides consulting and project development services to energy and infrastructure clients, he has held the position since July 2009. He served as Senior Vice President of EPCOR Energy Division of Edmonton, Alberta, Canada, from May 2005 to July 2009 and President of EPCOR Merchant and Capital LP from September 2000 to May 2005. Mr. McMillan serves on the boards of Puget Energy and PSE as a representative of Aimco’s ownership interests, pursuant to the terms of the Puget Energy and PSE bylaws, and brings to this service his experience in energy and gas operations and trading as well as renewable and gas project development.

Diana Birkett Rakow, age 45, has been a director on the board of PSE since May 5, 2022. Ms. Rakow is currently the Senior Vice President of Public Affairs and Sustainability of Alaska Air Group, Inc., since November 2021. She previously served as Vice President of External Relations at Alaska Airlines from September 2017 to February 2021. Ms. Rakow also currently services as the current board chair for the Alaska Airlines Foundation, and serves on the boards of Philanthropy Northwest, the Bay Area Council, and the Pacific Science Center. An independent director not affiliated with any of the Company's investors, Ms. Rakow brings to the Board her expertise in ESG and climate strategy, governance and regulation.

Aaron Rubin, age 45, has been a director on the boards of both Puget Energy and PSE since February 22, 2022. Mr. Rubin is currently responsible for Macquarie Asset Management’s Real Assets investment team that focuses on sustainable energy investments in the Americas. Since joining Macquarie in 2008, Mr. Rubin has had responsibility for investment origination and execution and the management of portfolio companies. Mr. Rubin currently serves on the board of directors of Cyrq Energy, Cleco Corporation and Lordstown Energy Center. Mr. Rubin was selected by Clean Energy JV Sub 1, LP and pursuant to the Amended and Restated Bylaws of each of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Rubin will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Martijn Verwoest, age 46, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. Verwoest is currently the Head of Energy & Utilities at Stichting Pensioenfonds Zorg en Welzijn (PGGM), and is a member of their Infrastructure Investment Committee since 2007. From 2001 to 2007, he worked in PGGM’s public equity department. Mr. Verwoest will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Steven Zucchet, age 57, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. Zucchet is currently the Managing Director at Ontario Municipal Employees Retirement System Infrastructure Management (OMERS), which position he has held since January 2019. Since joining OMERS in 2003, Mr. Zucchet has led numerous transactions and had asset management responsibilities at a number of utility and generation companies in Canada and the United States. He is currently on the board of Oncor and Bruce Power Inc. Mr. Zucchet will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Executive Officers
The information required by this item with respect to Puget Energy and PSE is incorporated herein by reference to the material under “Executive Officers of the Registrants” in Part I of this report.

Audit Committee
The Puget Energy and PSE Boards of Directors have both established an Audit Committee. Directors Richard Dinneny, Paul McMillan, Tom King, Jean-Paul Marmoreo and Diana Rakow are the members of the Audit Committee. The Board has determined that Paul McMillan meets the definition of “Audit Committee Financial Expert” under United States Securities and Exchange Commission (SEC) rules. Puget Energy and PSE currently do not have any outstanding stock listed on a national securities exchange and, therefore, there are no independence standards applicable to either company in connection with the independence of its Audit Committee members.

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

ITEM 11. EXECUTIVE COMPENSATION

Puget Sound Energy
Executive Compensation

Compensation and Leadership Development Committee Interlocks and Insider Participation
The members of the Compensation and Leadership Development Committee (referred to as the Committee) of the Boards of Directors (referred to as the Board) of Puget Energy and PSE (referred to as the Company) are named in the Compensation and Leadership Development Committee Report.  No members of the Committee were officers or employees of the Company or any of its subsidiaries during 2022, nor were they formerly Company officers or had any relationship otherwise requiring disclosure.  Each member meets the independence requirements of the SEC and the New York Stock Exchange (NYSE).

Compensation Discussion and Analysis
This section provides information about the compensation program for the Company’s named executive officers (Named Executive Officers) who are included in the Summary Compensation Table below.  For 2022, the Company’s Named Executive Officers and titles were:
•Mary E. Kipp, President and Chief Executive Officer (CEO);
•Kazi Hasan, Executive Vice President and Chief Financial Officer (CFO);
•Allan (Wade) Smith, Executive Vice President and Chief Operating Officer, effective July 18, 2022;
•Margaret F. Hopkins, Senior Vice President Shared Services and Chief Information Officer;
•Andy Wappler, Senior Vice President and Chief Customer Officer; and
•Steve R. Secrist, former Senior Vice President, General Counsel, Chief Ethics and Compliance Officer who retired effective December 1, 2022.

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

In 2022, the Company used the following strategies to achieve the objectives of our executive compensation program:
•Design and deliver a competitive total compensation opportunity. To attract, retain and motivate a talented executive team, the Company believes that total pay opportunity should be competitive with companies of similar size, revenue, industry and scope of operations. As described below in the discussion of Role of Market Data, the Committee, with the support of Meridian, annually compares executive compensation levels to external market data from similar companies in our industry and generally targets each element of target total direct compensation (base salary and target annual and long-term incentive award opportunities) to the 50th percentile of the market data with variations by individual executive, as appropriate. The Company also recognizes the importance of providing retirement income. As such, the Committee reviews our retirement programs and provides benefits that are competitive with our peers.

•Place a significant portion of each executive’s target incentive compensation at risk to align executive compensation with Company financial and operating performance. Under its “pay for performance” philosophy, the Company maintains an incentive compensation program that supports the Company’s business strategy and aligns executive interests with those of investors and customers. The Committee believes that a significant portion of each executive’s compensation should be “at risk” and earned based on achievement relative to annual and long-term performance goals. For example, 77% of the target 2022 compensation of our CEO, Ms. Kipp, was considered “at risk” compensation. By establishing goals, monitoring results, and rewarding achievement of goals, the Company seeks to focus executives on actions that will improve Company performance and enhance investor value, while also retaining key talent. The Committee annually evaluates and establishes the performance goals and targets for our annual and long-term incentive programs.
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

Compensation Philosophy
The target total compensation package is designed to provide executives with appropriate incentives that are competitive with the comparator groups described below and motivate the achievement of current operational performance and customer service goals as well as the long-term objective of enhancing investor value.  The Company does not have a specific policy regarding the mix of compensation elements, although long-term incentive awards consistently comprise the largest portion of each executive’s incentive pay.
As a matter of philosophy, all three components of target total direct compensation are generally targeted within a competitive range of the 50th percentile of industry practice, recognizing that the Company operates in a highly competitive regional market. Individual executive pay position may vary from the 50th percentile as influenced by the factors below. Actual executive compensation depends significantly on Company performance results, and can result in below or above targeted levels.
Individual pay adjustments are reviewed annually relative to the 50th percentile of national peer market pay, while also considering other factors, such as the executive’s recent performance, experience level, company performance, competitive pay in our region, retention of top talent and internal pay equity. Notwithstanding the median philosophy, the Company may choose to target an executive’s compensation above or below the 50th percentile of national peer market pay when that individual has a role with greater or lesser responsibility than the best comparison job, in response to regional market pressures, or when our executive’s experience differs from that typically found in the market.

Role of Market Data
The Company uses market data compiled by Meridian to inform its pay decisions on base salary, target annual incentives and target long-term incentive awards. Market data is obtained from both industry-specific surveys and proxy statements of public companies selected for inclusion in the Company’s custom executive compensation peer group. The market survey data were sourced from a select cut from the Willis Towers Watson 2021 Energy Services Survey, comprised of utility and other companies similar in size and scope of operations to PSE. Based on Meridian's evaluation and its discussion with the Committee, five companies of similar scope were added to the 2021 peer group, while one was removed to ensure a broad comparison group. The 26 companies in the custom market survey cut for 2022 pay decisions are shown below:

Custom Survey Peer Group
1.	Allete*	10.	Evergy	19.	PNM Resources
2.	Alliant Energy	11.	Eversource Energy	20.	Portland General Electric
3.	Ameren	12.	Hawaiian Electric Industries, Inc.	21.	PPL*
4.	Atmos Energy	13.	NiSource	22.	South Jersey Industries
5.	Avista	14.	Northwestern Energy*	23.	Southwest Gas
6.	Black Hills*	15.	Oncor	24.	Spire
7	CenterPoint*	16.	OGE Energy	25.	UGI
8	Cleco	17.	ONE Gas	26.	WEC Energy Group
9.	CMS Energy	18.	Pinnacle West Capital
*Added to the 2021 peer group. Avangrid was removed from the 2021 peer group.

The market survey data from the companies above were supplemented with proxy statement data for select positions in the Company’s executive compensation peer group, which was comprised of 15 companies, all but one of which overlapped with companies included in the market survey data. At the time of the benchmarking study, the median revenue of the executive compensation peers was $3.5 billion, which was comparable to PSE’s annual revenues of $3.5 billion. The proxy peer group was reviewed by Meridian to assess the continued relevancy of the companies and did not change from last year.

Proxy Peer Group
1.	Alliant Energy	7.	Eversource Energy	13.	Portland General Electric
2.	Ameren	8.	Idacorp	14.	Spire
3.	Atmos Energy	9.	NiSource	15.	WEC Energy Group
4.	Avista	10.	ONE Gas
5.	CMS Energy	11.	Pinnacle West Capital
6.	Evergy	12.	PNM Resources

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

Base Salary
We recognize that it is necessary to provide executives with a fixed amount of regularly paid compensation that provides a balance to other at-risk pay elements. Base salaries are reviewed annually by the Committee based on its compensation philosophy, internal pay equity considerations and considerations specific to an individual such as an executive’s expertise, level of performance, experience in the role and contribution relative to others in the organization.

Base Salary Adjustments for 2022
The Committee reviewed the base salaries of the Named Executive Officers in early 2022 and recommended base salary adjustments to the Board, except for Mr. Smith, whose salary was approved at hire in July 2022. The Committee also reviewed salaries during 2022 based on market pressures and the promotion of Mr. Hasan to Executive Vice President and recommended base salary increases. The Board approved the Committee’s salary recommendations as shown in the table below. The adjustments were effective March 1, 2022 except for Ms. Kipp’s and Mr. Hasan’s who also received additional adjustments effective August 2022. Base salaries for 2022 generally remained at the 50th percentile of market among the comparator group.

Name	2021 Base Salary	2022 Base Salary	% Change[1]
Mary E. Kipp	$930,000	$1,043,250	12%
Kazi Hasan	510,000	570,257	12
Allan (Wade) Smith	N/A	630,000	—
Margaret F. Hopkins	414,000	426,482	3
Andrew Wappler	390,326	402,036	3
Steve R. Secrist	500,553	515,570	3
1.Percentages are rounded.

2022 Annual Incentive Compensation
All PSE employees, including the Named Executive Officers, are eligible to participate in an annual incentive program referred to as the “Goals and Incentive Plan”. The plan is designed to incent our employees to achieve both (i) desired annual financial results, measured by EBITDA, and (ii) pre-established goals based on both a service quality commitment to customers and an employee safety measure. EBITDA was selected as a performance goal because it provides a financial measure of cash flows generated from the Company’s annual operating performance.
For 2022, the Company’s service quality commitment was measured by performance against nine Service Quality Indicators (SQIs) covering three broad categories, set forth below.  These are the same SQIs for which the Company is accountable to the Washington Commission.  The Company's annual report to the Washington Commission and our customers describes each SQI, how it is measured, the Company’s required level of achievement, and performance results.  The Company’s service quality report cards are available at www.PSE.com/PerformanceReportCards.
The SQIs for 2022 were the same as those in 2021 and were as follows:
•Customer Satisfaction (3 SQIs) - Customer satisfaction with the customer care center, natural gas field services and number of Washington Commission complaints.
•Customer Service (1 SQI) - Calls answered “live” within 60 seconds by the customer care center.
•Operations Services (5 SQIs) - Gas emergency response, electric emergency response, non-storm outage duration as measured by the System Average Interruption Disruption Index (SAIDI), non-storm outage frequency, and on-time appointments.

The employee safety performance measure reflects the Company’s continued commitment to employee safety. The safety performance measure contains three targets which must all be satisfied for the safety measure to be treated as met. The three employee safety targets for 2022 were:
•All employees attend a monthly safety “meeting in a box” presentation, or complete the same content online, featuring employees from across PSE discussing their jobs and efforts to ensure the health and safety of themselves, their coworkers and our customers. The target completion rate is no less than 95%.
•All employees complete training videos to help reduce musculoskeletal injuries in the field, officer and at home. The target completion rate is no less than 95%.
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
In 2022, 100% funding for the annual incentive plan required (i) achievement of 10 out of 10 customer service and safety measures (all nine SQIs and achievement of the safety measure) and (ii) target EBITDA performance. Eight of the ten customer service and safety measures were met, and EBITDA finished at 98.4% of target, so funding was less than 100%, as described further below.

2022 Annual Incentive Plan Results
For 2022, achievement of the corporate goals under the annual incentive plan was at 98.4% of target for EBITDA. PSE EBITDA was $1,293.6 million, and SQI and safety achievement was 8 out of 10, leading to a funding level for 2022 of 73.5% for the annual incentive plan for the Named Executive Officers.

Funding levels for 2022 at maximum, target, and threshold are shown in the table below:

Annual Incentive Performance Payout Scale and Actual Performance
Performance Measure (Dollars in Millions)	2022 EBITDA	SQI, SAIDI& Safety*	Funding Level
Maximum	$1,775.3	10/10	200%
Target	1,315.0	10/10	100
Threshold	1,183.5	6/10	30
2022 Actual Performance	1,293.6	8/10	73.5
_______________
* Combined SQI and Safety results of 6/10 or better and minimum EBITDA of $1,183.5 million are required for any annual incentive pay out funding
SQI and Safety results below 10/10 reduce funding (e.g., 9/10=90%, 8/10=80%, 7/10=70%)

No bonus is earned unless at least the threshold EBITDA and SQI and safety goals are achieved. The achievement of threshold performance results in a 30% of target bonus payout. The maximum incentive payable for exceptional performance in this plan is two times each Named Executive Officer's target incentive.
An executive’s individual award amount can be increased or decreased based on an assessment by the CEO (or the Board in the case of the CEO) of the executive’s individual and team performance results. After considering performance on individual and team goals, adjustments were made by the CEO for individual performance of certain Named Executive Officers below CEO in 2022. The adjustments for individual performance are noted in the "Bonus" column of the Summary Compensation table and did not materially change the amounts resulting from 2022 achievement of the corporate goals. The Board approved the incentive amounts shown below (inclusive of adjustments for performance for each Ms. Kipp and Mr. Hasan), which will be paid in March 2023:

Name	Target Incentive (% of Base Salary)	2022 Actual Incentive Paid	2022 Actual Incentive (% of Base Salary)
Mary E. Kipp	115%	$1,058,168	101.0%
Kazi Hasan*	80	352,109	62
Allan (Wade) Smith*	80	179,895	29
Margaret F. Hopkins	65	193,565	45
Andrew Wappler	65	182,469	45
Steve R. Secrist	65	246,314	48
* Mr. Hasan’s annual incentive is based on time as Senior Vice President (65%) and time as Executive Vice President (80%); Mr. Smith’s annual incentive is prorated for time worked in 2022 since his hire. His target annual incentive is 80% of base salary.

Long-Term Incentive Compensation
Long-term incentive compensation opportunities are designed to align the interests of executives with those of our investors, provide competitive pay opportunities, support a customer-focused utility, reward long-term performance and promote retention. Long term incentive plan (LTI Plan) grants are denominated and paid in cash, if at least threshold performance measures are met over a three-year performance cycle.
Long-term incentive payments are based on achievement of a Return on Equity (ROE) metric, subject to achievement of a threshold EBITDA goal. Under this goal, EBITDA during the applicable three-year performance cycle must meet or exceed 90% of target EBITDA for a payment to occur. Assuming the EBITDA threshold is met, the grant cycles are funded based on the three-year average ROE metric. ROE reflects the income earned on our equity investment. The LTI Plan payments ultimately paid may range from 0% to 200% of target, depending on performance.
The Committee recommends for Board approval a targeted LTI grant value in dollars for each executive. The targeted LTI grant value is determined by evaluating LTI grant values provided to similarly situated executives at comparable companies (using the previously discussed survey and peer group data) as well as other relevant executive-specific factors. The Company generally does not consider previously granted awards or the level of accrued value from prior or other programs when making new LTI Plan grants.
Executives generally must be employed on the last day of the performance cycle to receive a cash payment under the LTI Plan, except in the event of retirement, disability or death.

2022-2024 Long-Term Incentive Plan Target Awards
Consistent with prior years, target LTI Plan awards for the 2022-2024 performance cycle were denominated in dollars, taking into account the executive's level of responsibility within the Company and the corresponding market data. Ms. Kipp’s target LTI Plan grant was increased to $3,700,000 to align with market pay levels. Target LTI Plan award amounts for the 2022-2024 performance cycle are shown in the following table.

Name	Target Long Term Incentive ($)
Mary E. Kipp	$3,700,000
Kazi Hasan	1,000,000
Allan (Wade) Smith	1,260,000
Margaret F. Hopkins	405,000
Andrew Wappler	380,000
Steve R. Secrist	490,000

Details of the target grants and expected values at target, threshold and maximum performance levels can be found in the “2022 Grants of Plan-Based Awards” table below.

Long-Term Incentive Plan Performance 2020-2022 Performance Cycle Results and Payouts
The 2020-2022 performance cycle has now ended. Amounts payable as a result of award vesting are shown in the following table:
•Performance on the ROE component of the grant finished at 80% of target, which was below the plan’s threshold for funding. The Committee recommended and the Board approved a payment at 110% of target funding level, in recognition of the initial targets being set prior to the COVID global pandemic and the impact that had on business and regulatory conditions.

Name	Target Incentive ($)[1]	2020-2022 LTIP Paid[2]
Mary E. Kipp	$2,385,000	$2,623,500
Kazi Hasan[2]	375,000	412,500
Allan (Wade) Smith[2]	—	—
Margaret F. Hopkins	293,125	322,438
Andrew Wappler	169,178	186,096
______________
1 Target LTI Plan incentive is the dollar target level set in 2020.
2 In connection with Mr. Hasan's commencement of employment in 2021, he was eligible to participate in the 2020-2022 performance cycle at a target amount that reflected reduced participation during the performance cycle but was intended to incentivize performance following commencement of employment. In connection with Mr. Smith’s commencement of employment in 2022, he was granted retention incentives described in the “Other Compensation” section below. He did not receive a grant in the 2020-2022 LTIP performance cycle.

In connection with Mr. Secrist’s retirement, he was eligible to receive a pro-rated portion of his LTI grants for the 2020-2022, 2021-2023 and 2022-2024 performance cycles in accordance with the LTI Plan in the amounts of $505,389, $233,641 and $134,260, respectively, paid in March 2023.

Retirement Plans –– Executive Retirement Plans and Retirement Plan
The Company maintains executive retirement plans to attract and retain executives by providing a benefit that is coordinated with the tax-qualified Retirement Plan for Employees of Puget Sound Energy, Inc. (Retirement Plan). Without the addition of the executive retirement plans, these executives would receive lower percentages of replacement income during retirement than other employees. All the Named Executive Officers participated in executive retirement plans during 2022, Ms. Hopkins and Mr. Wappler participate in the SERP and Ms. Kipp, Mr. Hasan and Mr. Smith participate in the Officer Restoration Benefit, as part of the Deferred Compensation Plan for Key Employees. Mr. Secrist participated in the SERP until his departure in 2022. Additional information regarding the SERP, Officer Restoration Benefit and the Retirement Plan is shown in the “2022 Pension Benefits” table.

Deferred Compensation Plan
The Named Executive Officers are eligible to participate in the Deferred Compensation Plan for Key Employees (Deferred Compensation Plan).  The Deferred Compensation Plan provides eligible executives an opportunity to defer up to 100% of base salary, annual incentive bonuses and earned LTI Plan awards, plus receive additional Company contributions made by PSE into an account that has three investment tracking fund choices.  The funds mirror performance in major asset classes of bonds, stocks, and an interest crediting fund that changes rates quarterly.  The Deferred Compensation Plan is intended to allow the executives to defer current income, without being limited by the Internal Revenue Code contribution limitations for 401(k) plans and therefore have a deferral opportunity similar to other employees as a percentage of eligible compensation.  The Company contributions are also intended to restore benefits not available to executives under PSE’s tax-qualified plans due to Internal Revenue Code limitations on compensation and benefits applicable to those plans.  Additional information regarding the Deferred Compensation Plan is shown in the “2022 Nonqualified Deferred Compensation” table.

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
The “Potential Payments Upon Termination or Change in Control” section describes the current post-termination arrangements with the Named Executive Officers as well as other plans and arrangements that would provide benefits on termination of employment or a change in control, and the estimated potential incremental payments upon a termination of employment or change in control based on an assumed termination or change in control date of December 31, 2022.

Other Compensation
The Company also provides the Named Executive Officers with benefits and limited perquisites. To attract qualified candidates, the Company may provide certain payments to executives in connection with an offer of employment, including payments to offset their relocation expenses.
In connection with his offer of employment in 2021, Mr. Hasan is eligible to receive a retention bonus of $250,000 in each of March 2022 and March 2023, subject to continued employment.
In connection with his offer of employment, Mr. Smith was eligible to receive a signing bonus of $900,000 and a relocation payment of $150,000, grossed up for taxes, to assist with moving expenses. Both amounts must be repaid if Mr. Smith resigns or is terminated for cause within 24 months of employment. Subject to continued employment, Mr. Smith is eligible to receive a retention bonus of $630,000 in March 2023, $150,000 in July 2023 (after one year of service) and $1,260,000 in December 2026. Mr. Smith is also eligible to participate in the 2021-2023 performance cycle under the LTI Plan based on a target grant of $945,000 in addition to participation in the 2022-2024 performance cycle for which disclosure is provided above.
The current executives participate in the same group health and welfare plans as other employees. Company vice presidents and above, including the Named Executive Officers, are eligible for additional disability and life insurance benefits. The executives are also eligible to receive reimbursement for financial planning, tax preparation and legal services up to an annual limit. The reimbursement for financial planning, tax preparation and legal services is provided to allow executives to concentrate on their business responsibilities. These perquisites generally do not make up a significant portion of executive compensation and did not exceed $10,000 in total for each Named Executive Officer in 2022. Executives are taxed on the value of the perquisites received, with no corresponding gross-up by the Company.

Relationship among Compensation Elements
A number of compensation elements increase in absolute dollar value as a result of increases to other elements.  Base salary increases translate into higher dollar value opportunities for annual incentives, because the plan operates with a target award set as a percentage of base salary.  Base salary increases also increase the level of retirement benefits, as do actual annual incentive plan payments.  Some key compensation elements are excluded from consideration when determining other elements of pay.  Retirement benefits exclude LTI Plan payments in the calculation of qualified retirement (pension and 401(k)) and SERP benefits.

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

Risk Assessment
A portion of each executive’s total direct compensation is variable, at risk and tied to the Company’s financial and operational performance to motivate and reward executives for the achievement of Company goals.  The Company’s variable pay program helps executives focus on interests important to the Company and its investors and customers and creates a record of their results.  In structuring its incentive programs, the Company also strives to balance and moderate risk to the Company from such programs: individual award opportunities are defined and subject to limits, goal funding is based on collective company performance, annual incentive awards are balanced by long-term incentive awards that measure performance over three years, performance targets are based on management’s operating plan (which includes providing good customer service), and all incentive awards to individual executives are subject to discretionary review by management, the Committee and/or the Board.  As a result, the Committee and the Board believe that the programs’ design do not have risks that are reasonably likely to have a material adverse effect on the Company and also provide appropriate incentive opportunities for executives to achieve Company goals that support the interests of our investors and customers.

Compensation and Leadership Development Committee Report
The Board delegates responsibility to the Compensation and Leadership Development Committee to establish and oversee the Company’s executive compensation program.  Each member of the Committee served during all of 2022, except Mr. Rubin who joined February 22, 2022.
The Committee members listed below have reviewed and discussed the “Compensation Discussion and Analysis” with the Company’s management.  Based on this review and discussion, the Committee recommended to the Board, and the Board has approved, that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for filing with the SEC.

Compensation and Leadership
Development Committee of
Puget Energy, Inc.
Puget Sound Energy, Inc.

Steven Zucchet, chair,
Scott Armstrong
Barbara Gordon
Aaron Rubin, effective February 22, 2022
Martijn Verwoest

Summary Compensation Table
The following information is provided for the year ended December 31, 2022, (and for prior years where applicable) with respect to the Named Executive Officers during 2022.  The positions listed below are at Puget Energy and PSE, except that Ms. Hopkins and Mr. Wappler are executives of PSE only. Positions listed are those held by the Named Executive Officers as of December 31, 2022.  Salary and incentive compensation includes amounts deferred at the executive’s election.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation[2]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[3]	All Other Compensation[4]	Total
Mary E. Kipp	2022	$991,585	$176,361	$—	$—	$3,505,307	$—	$87,678	$4,760,931
President and,	2021	$923,923	$—	$—	$—	$3,388,708	$—	$101,614	$4,414,245
Chief Executive Officer[5]	2020	891,667	—	—	—	2,847,229	—	1,557,670	5,296,566
Kazi Hasan, Executive Vice	2022	542,348	308,685	—	—	705,924	—	54,849	1,611,806
President and Chief Financial Officer[6]	2021	243,409	262,736	—	—	294,118	—	315,817	1,116,080
Allan (Wade) Smith, Executive Vice President and Chief Operating Officer[7]	2022	262,500	900,000	—	—	179,895	—	223,747	1,566,142
Margaret F. Hopkins	2022	423,946	—	—	—	516,002	60,088	42,761	1,042,797
Senior Vice President Shared	2021	400,984	—	—	—	381,070	505,621	37,694	1,325,369
Services and CIO[8]	2020	345,328	—	—	—	461,260	499,683	39,064	1,345,335
Andrew Wappler
Senior Vice President and Chief Customer Officer[9]	2022	399,645	—	—	—	368,565	—	29,104	797,314
Steve R. Secrist	2022	491,021				246,314	343,636	923,664	2,004,635
Former Senior Vice President	2021	497,096	—	—	—	828,788	524,937	49,050	1,899,871
General Counsel, Chief Ethics & Compliance Officer[10]	2020	479,287	—	—	—	1,105,450	658,689	51,325	2,294,751
_______________
1.Reflects individual performance above target as described in the "Compensation Discussion and Analysis," section titled "2022 Annual Incentive Plan Results" for each of Ms. Kipp and Mr. Hasan. For Mr. Hasan, also reflects a retention bonus of $250,000 paid in 2022 in connection with the terms of his 2021 offer of employment.. For Mr. Smith also reflects a signing bonus paid in connection with commencement of employment in 2022, in the amount of $900,000.
2.For 2022, reflects annual cash incentive compensation paid under the 2022 Goals and Incentive Plan and cash incentive compensation paid under the LTI Plan for the 2020-2022 performance cycle. Cash incentive amounts were paid in early 2023 or deferred at the executive's election.  The 2022 Goals and Incentive Plan and the LTI Plan are described in further detail under “Compensation Discussion and Analysis,” including the individual amounts paid to each Named Executive Officer in early 2023.
3.Reflects the aggregate increase in the actuarial present value of the executive’s accumulated benefit under all pension plans during the year.  The amounts are determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and include amounts that the executive may not currently be entitled to receive because such amounts are not vested.  In 2022, updated interest rates relative to those used for 2021 have generally resulted in smaller increases in value than in prior years.  Information regarding these pension plans is set forth in further detail under “2022 Pension Benefits.”  The change in pension value amounts for 2022 are: Ms. Kipp, $0; Mr. Hasan, $0; Mr. Smith, $0; Ms. Hopkins, $60,088; Mr. Wappler, $0; and Mr. Secrist, $343,636.
4.All Other Compensation for 2022 is shown in detail in the table below.
5.Ms. Kipp joined PSE and Puget Energy as President on August 31, 2019, and became President and CEO on January 3, 2020.
6.Mr. Hasan joined PSE and Puget Energy as Senior Vice President and Chief Financial Officer on June 24, 2021.
7.Mr. Smith joined PSE and Puget Energy as Executive Vice President and Chief Operating Officer on July 18, 2022.
8.Ms. Hopkins has worked at PSE since 2009.
9.Mr. Wappler has worked at PSE since February 2008.
10.Mr. Secrist has worked at PSE since May 1989 and retired effective December 1, 2022.

Detail of All Other Compensation

Name	Perquisites and Other Personal Benefits[1]	Registrant Contributions to Defined Contribution and Deferred Compensation Plans[2]	Other[3]
Mary E. Kipp	$5,000	$70,381	$12,297
Kazi Hasan	—	45,804	9,045
Allan (Wade) Smith	150,000	11,025	62,722
Margaret F. Hopkins	—	36,585	6,176
Andrew Wappler	—	21,200	7,904
Steve R. Secrist	2,500	41,569	879,596
_______________
1.Reimbursement for financial planning, tax planning, and/or legal planning, with the initial plan up to a maximum of $5,000, and then annual reimbursement up to a maximum of $5,000 for Ms. Kipp, and $2,500 for the other Named Executive Officers. For Mr. Smith, also includes a relocation payment of $150,000, as described in "Other Compensation" of the "Compensation Discussion and Analysis."
2.Includes Company contributions during 2022 to PSE’s Investment Plan (a tax qualified 401(k) plan) and the Deferred Compensation Plan. Company 401(k) contributions are as follows: Ms. Kipp, $25,325; Mr. Hasan, $23,376; Mr. Smith, $11,025; Ms. Hopkins $17,205; Mr. Wappler, $21,200; and Mr. Secrist, $18,402. Company contributions to the Deferred Compensation Plan are as follows: Ms. Kipp, $45,056; Mr. Hasan, $22,428; Mr. Smith, $0; Ms. Hopkins, $19,3802; Mr. Wappler, $0; and Mr. Secrist, $23,167.
3.Reflects the value of imputed income for life insurance and Company paid premiums on supplemental disability insurance for all Named Executive Officers. For Mr. Smith, also includes the amount of a tax gross-up on relocation payments of $58,548, as described in the "Compensation Discussion and Analysis," “Other Compensation". For Mr. Secrist also includes pro-rated payment of LTI Plan grants at retirement, per the LTI Plan terms: 2020-2022 $505,389; 2021-2023, $233,641; and 2022-2024, $134,260.

2022 Grants of Plan-Based Awards
The following table presents information regarding 2022 grants of non-equity annual incentive awards and LTI Plan awards, including, as applicable, the range of potential payouts for the awards.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Grant Date	Grant Target Value	Threshold	Target	Maximum
Mary E. Kipp
Annual Incentive[1]	1/1/2022		$359,921	$1,199,738	$2,399,475
LTI Plan 2022-2024[2]	2/24/2022	3,700,000	1,850,000	3,700,000	7,400,000
Kazi Hasan
Annual Incentive[1]	1/1/2022		$119,765	$399,217	$798,434
LTI Plan 2022-2024[2]	2/24/2022	1,000,000	500,000	1,000,000	2,000,000
Allan (Wade) Smith
Annual Incentive[1]	7/18/2022		$69,930	$233,100	$466,200
LTI Plan 2021-2023[3]	7/18/2022	945,000	472,500	945,000	1,890,000
LTI Plan 2022-2024[2]	7/18/2022	1,260,000	630,000	1,260,000	2,520,000
Margaret F. Hopkins
Annual Incentive[1]	1/25/2022		$83,164	$277,214	$554,428
LTI Plan 2022-2024[2]	2/24/2022	405,000	202,500	405,000	810,000
Andrew Wappler
Annual Incentive[1]	1/1/2022		$78,397	$261,323	$522,647
LTI Plan 2022-2024[2]	2/24/2022	380,000	190,000	380,000	760,000
Steve R. Secrist
Annual Incentive[1,4]	1/1/2022		$100,536	$335,121	$670,241
LTI Plan 2022-2024[4]	2/24/2022	490,000	245,000	490,000	980,000
_______________
1.As described in the “Compensation Discussion and Analysis,” the 2022 Goals and Incentive Plan had dual funding triggers in 2022 of $1,183.5 million EBITDA and SQI performance of 6/10. Payment would be $0 if either trigger is not met. The threshold estimate assumes $1,183.5 million EBITDA and SQI/Safety measure performance at 6/10. The target estimate assumes $1,315.0 million EBITDA and SQI/Safety measure performance at 10/10. The maximum estimate assumes $1,775.3 million EBITDA or higher and SQI/Safety measure performance at 10/10. The award for Mr. Smith was pro-rated for time worked in 2022 per the plan.
2.As described in the “Compensation Discussion and Analysis,” LTI Plan grants for the 2022-2024 performance cycle were allocated 100% to a ROE component subject to achievement of an EBITDA threshold goal.
3.In connection with Mr. Smith’s commencement of employment, he was eligible to participate in the LTI Plan for the performance cycle indicated, but at a reduced participation level, as described in the "Compensation Discussion and Analysis.".
4.Mr. Secrist received full grants on the grant dates in the amounts shown, but upon retirement had earned pro-rate portions per the plans, in the amounts shown in the Summary Compensation Table for 2022.

2022 Pension Benefits
The Company and its affiliates maintain two pension plans: the Retirement Plan and the SERP, in addition to an Officer Restoration Benefit as part of the Deferred Compensation Plan. The following table provides information for the participating Named Executive Officers regarding the actuarial present value of the executive’s accumulated benefit and years of credited service under the Retirement Plan and the SERP. The present value of accumulated benefits was determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements. Each of the Named Executive Officers participates in both plans, except Ms. Kipp and Mr. Hasan, who participate just in the Officer Restoration Benefit (which is reported separately below) and Mr. Smith who participates in the Retirement Plan and the Officer Restoration Benefit.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit [1,2]	Payments During Last Fiscal Year
Mary E. Kipp[3]	Retirement Contribution	3.3	$—	$—
	Restoration Benefit	3.3	—	—
Kazi Hasan[3]	Retirement Contribution	1.5	—	—
	Restoration Benefit	1.5	—	—
Allan (Wade) Smith	Retirement Plan	4	—	—
	Restoration Benefit	4	—	—
Margaret F. Hopkins	Retirement Plan	13.3	373,812	—
	SERP	13.3	2,520,357	—
Andrew Wappler	Retirement Plan	14.8	512,011	—
	SERP	14.8	2,513,830	—
Steve R. Secrist	Retirement Plan	33.5	979,620	—
	SERP	33.5	—	4,855,525
_______________
1.The amounts reported in this column for each executive were calculated assuming no future service or pay increases. Present values were calculated assuming no pre-retirement mortality or termination.  The values under the Retirement Plan and the SERP are the actuarial present values as of December 31, 2022, of the benefits earned as of that date and payable at normal retirement age (age 65 for the Retirement Plan and age 62 for the SERP).  Future cash balance interest credits are assumed to be 4.0% annually.  The discount assumption is 5.60%, and the post-retirement mortality assumption is based on the 2023 417(e) unisex mortality table. Annuity benefits are converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 1.41%, 3.09%, and 3.58% (the 24-month average of the underlying rates as of September 2022), except that payments assumed to occur during 2023 use segment rates in effect for 2023 (this does not apply to any Named Executive Officers this year).  These assumptions are consistent with the ones used for the Retirement Plan and the SERP for financial reporting purposes for 2022.  In order to determine the change in pension values for the Summary Compensation Table, the values of the Retirement Plan and the SERP benefits were also calculated as of December 31, 2021, for the benefits earned as of that date using the assumptions used for financial reporting purposes for 2021.  These assumptions included assumed cash balance interest credits of 4.0%, a discount assumption of 3.00% and post-retirement mortality assumption based on the 2022 417(e) unisex mortality table. Annuity benefits were converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 1.07%, 2.68%, and 3.36% (the 24-month average of the underlying rates as of September 2021). Other assumptions used to determine the value as of December 31, 2021, were the same as those used for December 31, 2022.
2.As described in footnote 1 above, the amounts reported for the SERP in this column are actuarial present values, calculated using the actuarial assumptions used for financial reporting purposes. These assumptions are different from those used to calculate the actual amount of benefit payments under the SERP (see text below for a discussion of the actuarial assumptions used to calculate actual payment amounts). The following table shows the estimated lump sum amount that would be paid under the SERP to each SERP-eligible Named Executive Officer at age 62 (without discounting to the present), calculated as if such Named Executive Officer had terminated employment on December 31, 2022.  Each SERP-eligible Named Executive Officer was vested in his or her SERP benefits as of December 31, 2022.

Name	Estimated Lump Sum
Margaret F. Hopkins	3,162,728
Andrew Wappler	3,126,019
_______________________
3. Ms. Kipp, Mr. Hasan and Mr. Smith do not have SERP benefits as that plan was closed prior to their joining PSE. Ms. Kipp and Mr. Hasan do not have a Retirement Plan benefit, as upon hire, each elected to have their 4% company retirement contribution made to their 401(k) accounts. Based on service through December 31, 2022 these 401(k) accounts had values of: Ms. Kipp, $40,932; Mr. Hasan, $20,105; and Mr. Smith, $10,500. Ms. Kipp, Mr. Hasan and Mr. Smith also participate in the Officer Restoration Benefit Plan as described below, with vesting after three years of service. The value of these Officer Restoration accounts based on service through December 31, 2022 are: Ms. Kipp, $127,426; and Mr. Hasan, $20,294, Mr. Smith's first Officer Restoration account contribution will be made in 2023.
4. As a result of retirement on December 1, 2022, Mr. Secrist received a SERP lump sum in the amount of $4,855,525, calculated per the plan and paid according to Mr. Secrist's payment election.

Retirement Plan
Under the Retirement Plan, the Company's eligible employees hired prior to January 1, 2014 (prior to December 12, 2014, in the case of IBEW-represented employees), including the participating Named Executive Officers, accrue benefits in accordance with a cash balance formula, beginning on the later of their date of hire or March 1, 1997.  Under this formula, for each calendar year after 1996, age-weighted pay credits are allocated to a bookkeeping account (a Cash Balance Account) for each participant.  The pay credits range from 3% to 8% of eligible compensation. Non-represented and UA-represented employees hired on or after January 1, 2014, and IBEW-represented employees hired on or after December 12, 2014, will receive pay credits equal to 4% (rather than the age-based pay credit described above), which non-represented and IBEW-represented employees may choose to have contributed to the Company’s 401(k) plan, rather than credited under the Retirement Plan. Eligible compensation generally includes base salary and bonuses (other than bonuses paid under the LTI Plan and signing, retention and similar bonuses), up to the limit imposed by the Internal Revenue Code.  For 2022, the limit was $305,000. For 2023, the limit is $330,000. In addition, as of March 1, 1997, the Cash Balance Account of each participant who was participating in the Retirement Plan on March 1, 1997, was credited with an amount based on the actuarial present value of that participant’s accrued benefit, as of February 28, 1997, under the Retirement Plan’s previous formula. Amounts in the Cash Balance Accounts are also credited with interest.  The interest crediting rate is 4% per year or such higher amount as PSE may determine. For 2022 and 2023, the annual interest crediting rate was 4%.
A participant’s Retirement Plan benefit generally vests upon the earlier of the participant’s completion of three years of active service with Puget Energy, PSE or their affiliates or attainment of age 65 (the Retirement Plan’s normal retirement age) while employed by the Company or one of its affiliates.  Normal retirement benefit payments begin to a vested participant as of the first day of the month following the later of the participant’s termination of employment or attainment of age 65 (employees designated as casual employees by PSE and who have reached age 65 or employees who have applied for long-term disability and have reached age 65 may commence benefits without terminating employment).  However, a vested participant may elect to have his or her benefit under the Retirement Plan paid, or commence to be paid, as of the first day of any month commencing after the date on which his or her employment with Puget Energy, PSE and their affiliates terminates.  If benefit payments commence prior to the participant’s attainment of age 65, then the amount of the monthly payments will be reduced for early commencement to reflect the fact that payments will be made over a longer period of time.  This reduction is subsidized - that is, it is less than a pure actuarial reduction.  The amount of this reduction is, on average, 0.30% for each of the first 60 months, 0.33% for each of the second 60 months, 0.23% for each of the third 60 months and 0.17% for each of the fourth 60 months that the payment commencement date precedes the participant’s 65th birthday.  Further reductions apply for each additional month that the payment commencement date precedes the participant’s 65th birthday.  As of December 31, 2022, all the Named Executive Officers, except Ms. Kipp, Mr. Hasan and Mr. Smith were vested in their benefits under the Retirement Plan and, hence, would be eligible to commence benefit payments upon termination.
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

Supplemental Executive Retirement Plan
The SERP provides a benefit to participating Named Executive Officers that supplements the retirement income provided to the executives by the Retirement Plan. The Company closed the SERP plan to new participants as of August 1, 2019, but existing officer participants continue to accrue benefits in the plan. All the Named Executive Officers hired (or promoted to officer) prior to 2019 participate in the SERP. A participating Named Executive Officer’s SERP benefit generally vests upon the executive’s completion of five years of participation in the SERP and attainment of age 55 while employed by the Company or any of its affiliates. However, SERP participants as of December 31, 2012 who have not yet attained age 55, have been exempted from the age 55 vesting requirement. All the participating Named Executive Officers with SERP eligibility are vested in their SERP benefits.
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
iii.The actuarially equivalent monthly amount payable (or that would be payable) to the executive as of the first day of the month following the later of the executive’s date of termination or attainment of age 62 from any pension-type rollover accounts within the Deferred Compensation Plan (including the annual cash balance restoration account). These accounts are described in more detail in the “2022 Nonqualified Deferred Compensation” section.
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

Officer Restoration Benefit
The Officer Restoration Benefit provides a benefit to participating officers that supplements the retirement income provided to the executives. Executives participating in the SERP are not eligible for this benefit. Ms. Kipp, Mr. Hasan and Mr. Smith participate in the benefit and those Company contributions under PSE’s applicable tax-qualified plan that would otherwise have been earned, if not for IRS limitations, are credited by the Company to an account for each within the Deferred Compensation Plan.

2022 Nonqualified Deferred Compensation
The following table provides information for each of the Named Executive Officers regarding aggregate executive and Company contributions and aggregate earnings for 2022 and year-end account balances under the Deferred Compensation Plan.

Name	Executive Contributions in 2022[1]	Registrant Contributions in 2022[2]	Aggregate Earnings in 2022[3]	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2022[4]
Mary E. Kipp	$1,016,624	$45,056	$—	$—	$2,370,392
Kazi Hasan	46,452	22,428	—	—	66,433
Allan (Wade) Smith	—	—	—	—	—
Margaret F. Hopkins	30,028	19,380	—	—	871,753
Andrew Wappler	—	—	—	—	—
Steve R. Secrist	31,058	23,167	—	(292,308)	133,943
_______________
1.The amount in this column reflects elective deferrals by the executive of salary, annual incentive compensation or LTI Plan awards paid in 2022. Deferred salary amounts are: Ms. Kipp, $0; Mr. Hasan, $46,452; Mr. Smith, $0; Ms. Hopkins, $30,028; Mr. Wappler, $0; and Mr. Secrist, $30,889. Deferred annual incentive compensation and LTI Plan award amounts are $0 for all Named Executives, except for Ms. Kipp who deferred $172,524 in incentive compensation and $844,100 in LTI Plan awards and Mr. Secrist who deferred $169 in annual incentive compensation.. The amounts are also included in the applicable column of the Summary Compensation Table for 2022.
2.The amount reported in this column reflects contributions by PSE consisting of the annual investment plan restoration amount and annual cash balance restoration amount described below. These amounts are also included in the total amounts shown in the All Other Compensation column of the Summary Compensation Table for 2022.
3.The amount in this column for each executive reflects the change in value of investment tracking funds. Amounts of zero indicate no change in value or a decrease in value. None of the executives received above market earnings on these amounts.
4.Of the amounts in this column, the amounts in the table below have also been reported in the Summary Compensation Table for 2022, 2021, and 2020.

Name	Reported for 2022	Reported for 2021	Reported for 2020
Mary E. Kipp	$1,016,624	$1,084,486	$242,609
Kazi Hasan	46,452	2,125	—
Allan (Wade) Smith	—	—	—
Margaret F. Hopkins	30,028	138,978	156,861
Andrew Wappler	—	—	—
Steve R. Secrist	31,058	32,883	61,665

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
The Named Executive Officers choose how to credit deferred amounts among three investment tracking funds. The tracking funds mirror performance in major asset classes of bonds, stocks, and a money market index. For participants with deferrals prior to 2012, an interest crediting fund was available; however this does not apply to any of 2022’s Named Executive Officers. The tracking funds differ from the investment funds offered in the 401(k) plan.  The 2022 calendar year returns of these tracking funds were:

Vanguard Total Bond Market Index	(13.15)%
Vanguard 500 Index	(18.15)
Vanguard Money Market Index	1.55

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

Employment Agreements
PSE has no employment agreements with any executive officers, including the Named Executive Officers.

Estimated Potential Incremental Payments upon Termination or Change in Control
The amounts shown in the table below assume that the termination of employment of a Named Executive Officer or a change in control was effective as of December 31, 2022.  The amounts below are estimates of the incremental amounts that would be paid out to the Named Executive Officer upon a termination of employment or a change in control. Actual amounts payable can only be determined at the time of a termination of employment or a change in control. Mr. Secrist was not employed as of as of December 31, 2022 and is not included in the table. The pro-rated LTI Plan amounts payable to him in connection with his retirement pursuant to the terms of the LTI Plan are disclosed in the “Details of All Other Compensation” section of the Summary Compensation Table, which aggregate amount was $873,290.

	Upon Change in Control (and awards not assumed or substituted)	After Change in Control Involuntary Termination w/o Cause or for Good Reason	Retirement	Disability	Death
Mary E. Kipp	$—	$—	$—	$—	$—
Long Term Incentive Plan	5,313,294	5,313,294	—	4,885,438	4,885,438
Supplemental Life Insurance	—	—	—	—	3,885,975
Total Estimated Incremental Value	$5,313,294	$5,313,294	$—	$4,885,438	$8,771,413
Kazi Hasan	$—	$—	$—	$—	$—
Long Term Incentive Plan	1,207,500	1,207,500	—	1,054,103	1,053,103
Supplemental Life Insurance	—	—	—	—	1,482,806
Total Estimated Incremental Value	$1,207,500	$1,207,500	$—	$1,054,103	$2,535,909
Allan (Wade) Smith	$—	$—	$—	$—	$—
Long Term Incentive Plan	1,048,950	1,048,950	—	808,419	808419
Supplemental Life Insurance	—	—	—	—	1,668,000
Total Estimated Incremental Value	$1,048,950	$1,048,950	$—	$808,419	$2,476,419
Margaret F. Hopkins	$—	$—	$—	$—	$—
Long Term Incentive Plan	690,318	690,318	—	626,529	626,529
Supplemental Life Insurance	—	—	—	—	980,911
Total Estimated Incremental Value	$690,318	$690,318	$—	$626,529	$1,607,440
Andrew Wappler	$—	$—	$—	$—	$—
Long Term Incentive Plan	411,328	411,328	—	375,219	375,219
Supplemental Life Insurance	—	—	—	—	924,683
Total Estimated Incremental Value	$411,328	$411,328	$—	$375,219	$1,299,902

Chief Executive Officer Pay Ratio
We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation for our Chief Executive Officer in accordance with SEC Item 402(u) of Regulation S-K.
For 2022, our last completed fiscal year:
•The annual total compensation of our CEO reported in the 2022 Summary Compensation Table, was $4,760,931.
•The median of the annual total compensation of all our employees (excluding our CEO) was $126,400.

As a result, for 2022 the ratio of annual total compensation of our Chief Executive Officer to the median of our annual total compensation of all employees was 38:1.
We identified our median employee by examining the total cash compensation we paid during 2022 to all individuals, excluding our CEO, who were employed by us on December 31, 2022, which totaled approximately 3,250 individuals, all located in the United States (as reported in Item 1. Business), including employees, whether employed on a full-time, part-time or seasonal basis. Total cash compensation consisted of base salary, overtime, paid time off and annual incentives as reflected in our payroll records. We consistently applied this compensation measure and did not make any assumptions, adjustments, or estimates with respect to total cash compensation. We believe that the use of total cash compensation for all employees is a consistently applied compensation measure because it includes all major compensation elements available to employees.
After identifying the median employee based on total cash compensation for 2022, we calculated annual total compensation for such employee for 2022 using the same methodology we use for our named executive officers as set forth in the 2022 Summary Compensation Table in accordance with the requirements of Item 402 (c)(2)(x) of Regulation S-K. Annual total compensation for 2022 for our median employee included annual salary, annual incentives, and company contributions towards benefits including retirement. Annual total compensation for 2022 for our CEO consists of the amount reported in the "Total" column of our 2022 Summary Compensation Table.

Director Compensation for Fiscal Year 2022
The following table sets forth information regarding compensation paid by the Company to the directors named in the table who received compensation from the Company in 2022 for service as directors.  We refer to these directors as non-employee directors.  Directors who are employed by the Company or by the Company’s investor-owners are not paid separately for their service and thus are not named in the table below.  The directors who are employed by the Company’s investor-owners are: Grant Hodgkins, Jean-Paul Marmoreo, Chris Parker, Aaron Rubin, Martijn Verwoest, and Steven Zucchet.
As described in further detail below, the Company’s non-employee director compensation program in 2022 consisted of quarterly retainer cash fees of $42,500.  Additional quarterly retainer amounts associated with serving as Chair of the Board, chairing Board committees, serving on the Audit Committee and meeting fees were also paid in cash.

Name	Fees Earned	Nonqualified Deferred Compensation Earnings[1]	Total
Scott Armstrong	$235,534	$—	$235,534
Richard Dinneny	177,200	—	177,200
Barbara Gordon	192,200	—	192,200
Thomas King	177,200	—	177,200
Paul McMillan	188,200	—	188,200
Diana Rakow	114,000	—	114,000
_______________
1.Represents earnings accrued on deferred compensation considered to be above market.

Non-employee Director Compensation Program
The 2022 non-employee director compensation program is based on the principles that the level of non-employee director compensation should be based on Board and committee responsibilities and should be competitive with comparable companies.
The 2022 compensation program for non-employee directors was as follows:
1.A base cash quarterly retainer fee of $42,500;
2.A $1,600 per meeting fee ($800 for telephonic) will be paid when the number of Board or Committee meetings exceed six per year (not applicable to Asset Management Committee calls).

In 2022, non-employee directors were paid the following additional cash quarterly retainer fees:
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners
The following tables show the number of shares of common stock beneficially owned as of December 31, 2022, by each person or group that we know owns more than 5.0% of Puget Energy’s and PSE’s common stock.  No director, executive officer or executive officer named in the Summary Compensation Table in Item 11 of Part III of this report owns any of the outstanding shares of common stock of Puget Energy or PSE.  Puget Equico LLC (Puget Equico) and its affiliates beneficially own 100.0% of the outstanding common stock of Puget Energy.  Puget Energy holds 100.0% of the outstanding common stock of PSE.  Percentage of beneficial ownership is based on 200 shares of Puget Energy common stock and 85,903,791 shares of PSE common stock outstanding as of February 23, 2023.

Beneficial Ownership Table of Puget Energy and PSE

Number of Beneficially Owned Shares
Name	Puget Energy	Puget Sound Energy
Puget Equico LLC and affiliates	200[1,2]	—
Puget Energy	—	85,903,791[3]
_______________
1Information presented above and in this footnote is based on Amendment No. 2 to Schedule 13D/A filed on February 13, 2009 (the Schedule 13D) by, among others, Puget Equico, Puget Intermediate Holdings Inc. (Puget Intermediate), Puget Holdings LLC (Puget Holdings and together with Puget Intermediate, the Parent Entities), 6860141 Canada Inc. as trustee for British Columbia Investment Management Corporation (BCI), PIP2PX (Pad) Ltd. (PIP2PX) and PIP2GV (Pad) Ltd. ((PIP2GV), and together with Clean Energy JV Sub 1, LP (JV Sub 1), Clean Energy JV Sub 2, LP (JV Sub 2), Ontario Municipal Employee Retirement System (OMERS), PGGM Vermogensbeheer B.V. (PGGM), BCI and PIP2PX, the Investors). Puget Equico is a wholly-owned subsidiary of Puget Intermediate, Puget Intermediate is a wholly-owned subsidiary of Puget Holdings and the Investors are the direct or indirect owners of Puget Holdings.  The Parent Entities and the Investors are the direct or indirect owners of Puget Equico. Although the Parent Entities and the Investors do not own any shares of Puget Energy directly, Puget Equico, the Parent Entities and the Investors may be deemed to be members of a “group,” within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Accordingly, each such entity may be deemed to beneficially own the 200 shares of Puget Energy common stock owned by Puget Equico.  Such shares of common stock constitute 100.0% of the issued and outstanding shares of common stock of Puget Energy.  Under Section 13(d)(3) of the Exchange Act and based on the number of shares outstanding, Puget Equico, the Parent Entities and the Investors may be deemed to have shared power to vote and shared power to dispose of such shares of Puget Energy common stock that may be beneficially owned by Puget Equico.  However, each of Puget Equico, the Parent Entities and the Investors expressly disclaims beneficial ownership of such shares of common stock other than those shares held directly by such entity.  As of February 23, 2023:
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
•The address of the principal office of JV Sub 1 is 125 West 55th Street, Level 15 New York, NY 10019.
•The address of the principal office of JV Sub 2 is 5650 Yonge Street Toronto, Ontario, M2M 4H5 Canada.
•The address of the principal office of BCI is 750 Pandora Ave, Victoria, British Columbia, Canada V8W 0E4.
•The address of the principal office of PIP2PX and PIP2GV is 10250, 101 Street NW, Edmonton, Alberta, Canada T5J 3P4.
2 Pursuant to that certain Pledge Agreement dated as of May 10, 2010, as amended on February 10, 2012, and as further amended and extended as of April 15, 2014, made by Puget Equico to JPMorgan Chase Bank, N.A., as administrative agent, the outstanding stock of Puget Energy held by Puget Equico was pledged by Puget Equico to secure the obligations of Puget Energy under (a) the Credit Agreement dated as of February 10, 2012, as amended and extended April 15, 2014, among Puget Energy, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto, which Credit Agreement was amended and restated by the Second Amended and Restated Credit Agreement dated May 16, 2022 among Puget Energy, Inc. as Borrower, JP Morgan Chase Bank N.A. as Administrative Agent, and the lenders party thereto and (b) the senior secured notes issued on May 12, 2015, May 19, 2020, June 14, 2020, and March 17, 2022.
3Pursuant to that certain Borrower's Security Agreement dated as of May 10, 2010, as amended on February 10, 2012, and as further amended and extended as of April 15, 2014, the outstanding stock of PSE held by Puget Energy was pledged by Puget Energy to secure its obligations under (a) the Credit Agreement dated as of February 10, 2012, as amended and extended April 15, 2014, among Puget Energy as Borrower, JPMorgan Chase Bank, N.A., as administrative agent, the other agents party thereto, and the lenders party thereto, which Credit Agreement was amended and restated by the Second Amended and Restated Credit Agreement dated May 16, 2022 among Puget Energy Inc., as Borrower, JPMorgan Chase Bank N.A., as Administrative Agent, and the lenders party thereto and (b) the senior secured notes issued on December 6, 2010, June 3, 2011May 12, 2015, May 19, 2020, June 1514, 20122020 and May 12, 2015March 17, 2022.

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
The Boards of Puget Energy and PSE have reviewed the relationships between Puget Energy and PSE (and their respective subsidiaries) and each of their respective directors. Based on this review, the Boards have determined that of the members constituting the Boards, Scott Armstrong and Barbara Gordon (members of the Boards of both Puget Energy and PSE) and Diana Rakow (member of the Board of PSE) are independent under the NYSE corporate governance listing standards and also meet the definition of an “Independent Director” under the Company’s Amended and Restated Bylaws. Under the Amended and Restated Bylaws of Puget Energy and PSE, an Independent Director is a director who: (i) shall not be a member of Puget Holdings (referred to as a Holdings Member) or an affiliate of any Holdings Member (including by way of being a member, stockholder, director, manager, partner, officer or employee of any such member), (ii) shall not be an officer or employee of PSE, (iii) shall be a resident of the state of Washington, and (iv) if and to the extent required with respect to any specific director, shall meet such other qualifications as may be required by any applicable regulatory authority for an independent director or manager. The Company’s definition of "Independent Director" is available in the Corporate Governance Guidelines at www.pugetenergy.com.
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
The Boards considered all relationships between its directors and Puget Energy and PSE (and their respective subsidiaries), including some that are not required to be disclosed in this report as related-person transactions.  Mr. Armstrong and Ms. Rakow serve (or served) as directors or officers of, or otherwise have/had a financial interest in entities that make payments to PSE for energy services provided to those entities at tariff rates established by the Washington Commission.  These transactions fall within the first categorical independence standard described above.  Because these relationships either fall within the Boards' categorical independence standards or involve an amount that is not material to the Company or the other entity, the Boards have concluded that none of these relationships, in isolation, impair the independence of the applicable directors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The aggregate fees billed by PricewaterhouseCoopers LLP (PCAOB ID No. 238), the Company’s independent registered public accounting firm, for the years ended December 31, 2022, and 2021 were as follows:

	2022		2021
(Dollars in Thousands)	Puget Energy	PSE	Puget Energy	PSE
Audit fees[1]	$2,881	$2,611	$2,547	$2,299
Audit related fees[2]	239	43	308	80
Other fees[3]	60	60	54	54
Total	$3,180	$2,714	$2,909	$2,433
_______________
1.For professional services rendered for the audit of Puget Energy’s and PSE’s annual financial statements and reviews of financial statements included in the Company’s Forms 10-Q.  The 2022 fees are estimated and include an aggregate amount of $2.2 million billed to Puget Energy and $1.8 million billed to PSE through December 2022.
2.Consists of work performed in connection with registration statements and other regulatory audits. Audit related fees for Puget Energy contain amounts related to the PLNG Assess and Recommend procedures.
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
The annual audit services engagement terms and fees, as well as any changes in terms, conditions and fees relating to the engagement, are subject to specific pre-approval by the Audit Committee.  In addition, on an annual basis, the Audit Committee grants general pre-approval for specific categories of audit, audit-related, tax and other services, within specified fee levels, that may be provided by the independent registered public accounting firm.  With respect to each proposed pre-approved service, the independent registered public accounting firm is required to provide detailed back-up documentation to the Audit Committee regarding the specific services to be provided.  Under the policies, the Audit Committee may delegate pre-approval authority to one or more of their members.  The member or members to whom such authority is delegated shall report any pre-approval decision to the Audit Committee at its next scheduled meeting.  The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management. For 2022 and 2021, all audit and non-audit services were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)Documents filed as part of this report:
1) Financial Statements
2) Financial Statement Schedules. Financial Statement Schedules of the Company, as required for the years ended December 31, 2022, 2021, and 2020, consist of the following:
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

	3.3
Amended and Restated Bylaws of Puget Energy, Inc., as amended by the First Amendment to the Amended and Restated Bylaws of Puget Energy Inc., dated January 6, 2022 (incorporated herein by reference to Exhibit 3.3 to Puget Energy's Current Report on Form 10-K, dated February 25, 2022, Commission File No. 1-16305).

	3.4
Amended and Restated Bylaws of Puget Sound Energy, Inc., as amended by the First Amendment to the Amended and Restated Bylaws of Puget Sound Energy, Inc. dated January 6, 2022 (incorporated herein by reference to Exhibit 3.4 to Puget Sound Energy's Current Report on Form 10-K, dated February 25, 2022, Commission File No. 1-04393).

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

	4.17
First Supplemental Indenture to the Indenture dated December 6, 2010 between Puget Energy, Inc. and Wells Fargo Bank, National Association defining the rights of Puget Energy’s Senior Secured Notes due December 15, 2020 (incorporated by reference to Exhibit 4.2 to Puget Energy's Current Report on Form 8-K, filed December 7, 2010, Commission File No. 1-16305).

	4.18
Second Supplemental Indenture to the Indenture dated December 6, 2010 between Puget Energy, Inc. and Wells Fargo Bank, National Association defining the rights of Puget Energy’s Senior Secured Notes due September 1, 2021 (incorporated herein by reference to Exhibit 4.1 to Puget Energy’s Current Report on Form 8-K, filed June 6, 2011, Commission File No. 1-16305).

	4.19
Third Supplemental Indenture between Wells Fargo Bank, National Association and Puget Energy, Inc. dated as of June 15, 2012 (incorporated by reference to Exhibits 4.1 to Puget Energy's Current Report on Form 8-K, filed June 18, 2012, Commission File No. 1-16305).

	4.20
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

	4.23
Fourth Supplemental Indenture dated as of May 12, 2015, between Puget Energy, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Puget Energy’s Current Report on Form 8-K, dated May 13, 2015, Commission File No. 1-16305).

	4.24
Fifth Supplemental Indenture dated May 19, 2020 relating to Puget Energy's 4.1% Senior Secured Notes due 2030 (Incorporated herein by reference to Exhibit 4.1 to Puget Energy's Current Report on Form 8-K Filed May 19, 2020, Commission File No. 1-16305).

	4.25
Sixth Supplemental Indenture dated June 14, 2021 relating to Puget Energy's 2.379% Senior Secured Notes due 2028 (incorporated herein by reference to Exhibit 4.1 to Puget Energy's Current Report on Form 8-K Filed June 21, 2021, Commission File No. 1-16305).

	4.26
Seventh Supplemental Indenture dated March 17, 2022 relating to Puget Energy's 4.224% Senior Secured Notes due 2032 (incorporated herein by reference to Exhibit 4.1 to Puget Energy's Current Report on Form 8-K Filed March 18, 2022, Commission File No. 1-16305).

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

**	10.30
Form of Executive Employment Agreement with Executive Officers (incorporated herein by reference to Exhibit 10.1 to Puget Energy's and Puget Sound Energy's Current Report on Form 8-K, dated April 3, 2009, Commission file Nos. 1-16305 and 1-4393).

**	10.31
Puget Sound Energy Inc. Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2009 (incorporated herein by reference to Exhibit 10.39 to Puget Energy's and Puget Sound Energy's Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

**	10.32
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
Second Amended and Restated Credit Agreement dated May 16, 2022 among Puget Energy Inc., as Borrower, JPMorgan Chase Bank N.A., as Administrative Agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to Puget Energy's Current Report on Form 8-K, filed May 23, 2022, Commission File No. 1-16305).

10.42
Amended and Restated Credit Agreement dated May 16, 2022, among Puget Sound Energy, Inc., as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.2 to Puget Sound Energy's Current Report on Form 8-K, filed May 23, 2022, Commission file No. 1-4393).

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

*	21.1	Subsidiaries of Puget Energy, Inc.
*	21.2	Subsidiaries of Puget Sound Energy, Inc.
*	22.1	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant
*	23.1	Consent of PricewaterhouseCoopers LLP for Puget Sound Energy, Inc.
*	23.2	Consent of PricewaterhouseCoopers LLP for Puget Energy, Inc.
*	31.1	Certification of Puget Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Mary E. Kipp.
*	31.2	Certification of Puget Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –Kazi Hasan
*	31.3	Certification of Puget Sound Energy, Inc. - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Mary E. Kipp
*	31.4	Certification of Puget Sound Energy, Inc. – Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Kazi Hasan.
*	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Mary E. Kipp.
*	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Kazi Hasan.
*	101	Financial statements from the Annual Report on Form 10-K of Puget Energy, Inc. and Puget Sound Energy, Inc. for the fiscal year ended December 31, 2022, filed on February 23, 2023, formatted as Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).
*	101.INS	Inline XBRL Instance
*	101.SCH	Inline XBRL Taxonomy Extension Schema
*	101.CAL	Inline XBRL Taxonomy Extension Calculation
*	101.DEF	Inline XBRL Taxonomy Extension Definition
*	101.LAB	Inline XBRL Taxonomy Extension Label
*	101.PRE	Inline XBRL Taxonomy Extension Presentation
*	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

PUGET ENERGY, INC.		PUGET SOUND ENERGY, INC.

/s/ Mary E. Kipp		/s/ Mary E. Kipp
Mary E. Kipp		Mary E. Kipp
President and Chief Executive Officer		President and Chief Executive Officer

Date:	February 23, 2023	Date:	February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(Puget Energy and PSE unless otherwise noted)

/s/ Mary E. Kipp	President and	February 23, 2023
(Mary E. Kipp)	Chief Executive Officer

/s/ Kazi Hasan	Executive Vice President and
(Kazi Hasan)	Chief Financial Officer

/s/ Stacy Smith	Controller and Principal Accounting Officer
(Stacy Smith)

/s/ Scott Armstrong	Director
(Scott Armstrong)

/s/ Jean-Paul Marmoreo	Director
(Jean-Paul Marmoreo)

/s/ Tom King	Director
(Tom King)

/s/ Richard Dinneny	Director
(Richard Dinneny)

/s/ Barbara Gordon	Director
(Barbara Gordon)

/s/ Chris Parker	Director
(Chris Parker)

/s/ Paul McMillan	Director
(Paul McMillan)

/s/ Aaron Rubin	Director
(Aaron Rubin)

/s/ Grant Hodgkins	Director
(Grant Hodgkins)

/s/ Martijn Verwoest	Director
(Martijn Verwoest)

/s/ Steven Zucchet	Director
(Steven Zucchet)

/s/ Diana Birkett Rakow	Director of PSE Only
(Diana Birkett Rakow)