Form 10-Q
period 2023-03-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2023-05-11
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

DEFINITIONS

ASU	Accounting Standards Update
ASC	Accounting Standards Codification
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GRC	General Rate Case
IBEW	International Brotherhood of Electrical Workers
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PTCs	Production Tax Credits
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
Puget LNG	Puget LNG, LLC
SERP	Supplemental Executive Retirement Plan
UA	The United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada
Washington Commission	Washington Utilities and Transportation Commission
WSPP	WSPP, Inc.

FILING FORMAT
This combined Quarterly Report on Form 10-Q is separately filed by Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE).  Information in this filing relating to PSE is filed by PSE on its own behalf. PSE makes no representation as to information relating to Puget Energy (except as it may relate to PSE) or any other affiliate or subsidiary of Puget Energy. Any references in this report to “the Company” are to Puget Energy and PSE collectively.

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

●	Changes in climate, weather conditions, or sustained extreme weather events in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
●	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
●	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
●	Variable wind conditions, which can impact PSE's ability to generate electricity from wind facilities;
●	The ability to renew contracts for electric and natural gas supply and the price of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in the Pacific Northwest, such as inflation, which may impact customer consumption or affect PSE's accounts receivable;
●	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
●	Employee workforce factors including strikes; work stoppages; retirements; absences due to pandemics, accidents, natural disasters or other significant, unforeseeable events; availability of qualified employees or the loss of a key executive;
●	PSE's service territory operates within a region of high demand for skilled workers resulting in significant competition and inflated wages, which puts pressure on PSE's ability to attract, retain and compensate employees;
●	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, and the cost of such insurance;
●	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally;
●	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder; and
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

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Part I, Item 1A, “Risk Factors” in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2022.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating revenue:
Electric	$1,010,160	$756,377
Natural gas	517,258	426,348
Other	13,769	10,712
Total operating revenue	1,541,187	1,193,437
Operating expenses:
Energy costs:
Purchased electricity	339,816	238,203
Electric generation fuel	150,254	60,644
Residential exchange	(23,531)	(23,070)
Purchased natural gas	235,482	177,333
Unrealized (gain) loss on derivative instruments, net	192,123	(131,921)
Utility operations and maintenance	194,991	170,300
Non-utility expense and other	16,046	15,419
Depreciation & amortization	188,717	164,576
Conservation amortization	38,219	30,141
Taxes other than income taxes	133,690	121,377
Total operating expenses	1,465,807	823,002
Operating income (loss)	75,380	370,435
Other income (expense):
Other income	13,698	13,164
Other expense	(2,477)	(3,154)
Interest charges:
AFUDC	5,608	4,129
Interest expense	(90,042)	(86,468)
Income (loss) before income taxes	2,167	298,106
Income tax (benefit) expense	2,198	19,811
Net income (loss)	$(31)	$278,295

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(31)	$278,295
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(176) and $487, respectively	(658)	1,831
Other comprehensive income (loss)	(658)	1,831
Comprehensive income (loss)	$(689)	$280,126

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2023	December 31, 2022
Utility plant (at original cost, including construction work in progress of $943,177 and $861,801 respectively):
Electric plant	$10,431,708	$10,300,895
Natural gas plant	4,778,660	4,721,982
Common plant	1,098,813	1,103,783
Less: Accumulated depreciation and amortization	(4,448,520)	(4,341,789)
Net utility plant	11,860,661	11,784,871
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	318,265	328,535
Total other property and investments	1,974,778	1,985,048
Current assets:
Cash and cash equivalents	110,974	105,740
Restricted cash	20,329	63,045
Accounts receivable, net of allowance for doubtful accounts of $44,228 and $41,962, respectively	603,944	673,236
Unbilled revenue	263,420	284,022
Materials and supplies, at average cost	136,745	132,172
Fuel and natural gas inventory, at average cost	56,562	94,075
Unrealized gain on derivative instruments	125,377	587,029
Prepaid expense and other	42,208	41,940
Power contract acquisition adjustment gain	16,807	16,736
Total current assets	1,376,366	1,997,995
Other long-term and regulatory assets:
Power cost adjustment mechanism	101,577	112,207
Regulatory assets related to power contracts	7,621	7,904
Other regulatory assets	827,659	784,231
Unrealized gain on derivative instruments	64,498	94,621
Power contract acquisition adjustment gain	42,525	46,924
Operating lease right-of-use asset	190,640	193,509
Other	196,464	180,204
Total other long-term and regulatory assets	1,430,984	1,419,600
Total assets	$16,642,789	$17,187,514

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2023	December 31, 2022
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,523,532	3,523,532
Retained earnings	1,437,167	1,465,331
Accumulated other comprehensive income (loss), net of tax	(25,432)	(24,774)
Total common shareholder’s equity	4,935,267	4,964,089
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,662,000
Pollution control bonds	161,860	161,860
Long-term debt	2,034,300	2,034,300
Debt discount issuance costs and other	(191,744)	(194,787)
Total long-term debt	6,666,416	6,663,373
Total capitalization	11,601,683	11,627,462
Current liabilities:
Accounts payable	409,130	665,750
Short-term debt	237,700	441,300
Accrued expenses:
Taxes	200,050	116,098
Salaries and wages	47,616	60,537
Interest	77,202	62,148
Unrealized loss on derivative instruments	112,634	124,976
Power contract acquisition adjustment loss	1,586	1,638
Operating lease liabilities	20,254	20,342
Other	83,088	70,685
Total current liabilities	1,189,260	1,563,474
Other long-term and regulatory liabilities:
Deferred income taxes	928,320	985,947
Unrealized loss on derivative instruments	14,476	18,366
Purchased gas adjustment liability	102,914	3,536
Regulatory liabilities	890,059	1,147,143
Regulatory liability for deferred income taxes	797,697	811,161
Regulatory liabilities related to power contracts	59,332	63,660
Power contract acquisition adjustment loss	6,035	6,266
Operating lease liabilities	177,516	181,265
Finance lease liabilities	101,717	102,518
Compliance obligation	94,626	—
Other deferred credits	679,154	676,716
Total long-term and regulatory liabilities	3,851,846	3,996,578
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$16,642,789	$17,187,514

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2021	200	$—	$3,523,532	$1,067,216	$(27,432)	$4,563,316
Net income (loss)	—	—	—	278,295	—	278,295
Common stock dividend paid	—	—	—	(939)	—	(939)
Other comprehensive income (loss)	—	—	—	—	1,831	1,831
Balance at March 31, 2022	200	$—	$3,523,532	$1,344,572	$(25,601)	$4,842,503
Balance at December 31, 2022	200	$—	$3,523,532	$1,465,331	$(24,774)	$4,964,089
Net income (loss)	—	—	—	(31)	—	(31)
Common stock dividend paid	—	—	—	(28,133)	—	(28,133)
Other comprehensive income (loss)	—	—	—	—	(658)	(658)
Balance at March 31, 2023	200	$—	$3,523,532	$1,437,167	$(25,432)	$4,935,267

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net Income (loss)	$(31)	$278,295
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	188,717	164,576
Conservation amortization	38,219	30,141
Deferred income taxes and tax credits, net	(70,916)	(3,641)
Net unrealized (gain) loss on derivative instruments	192,123	(131,921)
AFUDC - equity	(7,594)	(6,971)
Other non-cash	12,098	2,326
Regulatory assets and liabilities	38,162	4,470
Purchased gas adjustment	123,594	13,915
Other long term assets and liabilities	(17,377)	(7,891)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	61,325	35,847
Materials and supplies	(4,573)	(7,077)
Fuel and natural gas inventory	37,513	12,033
Prepayments and other	(268)	(4,733)
Accounts payable	(270,077)	(57,324)
Taxes payable	83,952	41,726
Other	2,758	18,615
Net cash provided by (used in) operating activities	407,625	382,386
Investing activities:
Construction expenditures - excluding equity AFUDC	(229,040)	(233,131)
Other	9,113	(532)
Net cash provided by (used in) investing activities	(219,927)	(233,663)
Financing activities:
Change in short-term debt, net	(203,600)	(70,250)
Dividends paid	(28,133)	(939)
Proceeds from long-term debt and bonds issued	—	448,075
Other	6,553	5,523
Net cash provided by (used in) financing activities	(225,180)	382,409
Net increase (decrease) in cash, cash equivalents, and restricted cash	(37,482)	531,132
Cash, cash equivalents, and restricted cash at beginning of period	168,785	103,150
Cash, cash equivalents, and restricted cash at end of period	$131,303	$634,282
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$65,479	$65,238
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$71,823	$61,133

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating revenue:
Electric	$1,010,160	$756,377
Natural gas	517,258	426,348
Other	9,233	10,677
Total operating revenue	1,536,651	1,193,402
Operating expenses:
Energy costs:
Purchased electricity	339,816	238,203
Electric generation fuel	150,254	60,644
Residential exchange	(23,531)	(23,070)
Purchased natural gas	235,482	177,333
Unrealized (gain) loss on derivative instruments, net	192,123	(131,921)
Utility operations and maintenance	194,991	170,300
Non-utility expense and other	8,014	12,814
Depreciation & amortization	187,043	163,704
Conservation amortization	38,219	30,141
Taxes other than income taxes	133,264	121,116
Total operating expenses	1,455,675	819,264
Operating income (loss)	80,976	374,138
Other income (expense):
Other income	12,820	10,968
Other expense	(2,477)	(3,154)
Interest charges:
AFUDC	5,608	4,129
Interest expense	(66,983)	(63,144)
Income (loss) before income taxes	29,944	322,937
Income tax (benefit) expense	2,409	34,856
Net income (loss)	$27,535	$288,081

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$27,535	$288,081
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $10 and $953, respectively	36	3,588
Amortization of treasury interest rate swaps to earnings, net of tax of $26 and $26, respectively	97	97
Other comprehensive income (loss)	133	3,685
Comprehensive income (loss)	$27,668	$291,766

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2023	December 31, 2022
Utility plant (at original cost, including construction work in progress of $943,177 and $861,801, respectively):
Electric plant	$12,194,280	$12,071,531
Natural gas plant	5,332,181	5,276,156
Common plant	1,119,925	1,125,217
Less: Accumulated depreciation and amortization	(6,785,725)	(6,688,033)
Net utility plant	11,860,661	11,784,871
Other property and investments:
Other property and investments	71,388	80,076
Total other property and investments	71,388	80,076
Current assets:
Cash and cash equivalents	108,117	102,840
Restricted cash	20,329	63,045
Accounts receivable, net of allowance for doubtful accounts of $44,228 and $41,962, respectively	602,300	671,071
Unbilled revenue	263,420	284,014
Materials and supplies, at average cost	136,745	132,172
Fuel and natural gas inventory, at average cost	54,433	91,783
Unrealized gain on derivative instruments	125,377	587,029
Prepaid expense and other	42,070	41,940
Total current assets	1,352,791	1,973,894
Other long-term and regulatory assets:
Power cost adjustment mechanism	101,577	112,207
Other regulatory assets	827,659	784,231
Unrealized gain on derivative instruments	64,498	94,621
Operating lease right-of-use asset	190,640	193,509
Other	193,267	176,833
Total other long-term and regulatory assets	1,377,641	1,361,401
Total assets	$14,662,481	$15,200,242

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2023	December 31, 2022
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,535,105	3,535,105
Retained earnings	1,437,696	1,438,163
Accumulated other comprehensive income (loss), net of tax	(102,911)	(103,044)
Total common shareholder’s equity	4,870,749	4,871,083
Long-term debt:
First mortgage bonds and senior notes	4,662,000	4,662,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(36,619)	(37,095)
Total long-term debt	4,787,241	4,786,765
Total capitalization	9,657,990	9,657,848
Current liabilities:
Accounts payable	408,802	664,457
Short-term debt	137,000	357,000
Accrued expenses:
Taxes	206,507	116,472
Salaries and wages	47,616	60,537
Interest	58,702	52,170
Unrealized loss on derivative instruments	112,634	124,976
Operating lease liabilities	20,254	20,342
Other	83,088	70,685
Total current liabilities	1,074,603	1,466,639
Other long-term and regulatory liabilities:
Deferred income taxes	1,076,317	1,139,600
Unrealized loss on derivative instruments	14,476	18,366
Purchased gas adjustment liability	102,914	3,536
Regulatory liabilities	888,795	1,145,879
Regulatory liabilities for deferred income tax	798,257	811,724
Operating lease liabilities	177,516	181,265
Finance lease liabilities	101,717	102,518
Compliance obligation	94,626	—
Other deferred credits	675,270	672,867
Total long-term and regulatory liabilities	3,929,888	4,075,755
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$14,662,481	$15,200,242

The accompanying notes are an integral part of the financial statements.

 PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2021	85,903,791	$859	$3,485,105	$982,607	$(113,141)	$4,355,430
Net income (loss)	—	—	—	288,081	—	288,081
Common stock dividend paid	—	—	—	(13,896)	—	(13,896)
Other comprehensive income (loss)	—	—	—	—	3,685	3,685
Balance at March 31, 2022	85,903,791	$859	$3,485,105	$1,256,792	$(109,456)	$4,633,300
Balance at December 31, 2022	85,903,791	$859	$3,535,105	$1,438,163	$(103,044)	$4,871,083
Net income (loss)	—	—	—	27,535	—	27,535
Common stock dividend paid	—	—	—	(28,002)	—	(28,002)
Other comprehensive income (loss)	—	—	—	—	133	133
Balance at March 31, 2023	85,903,791	$859	$3,535,105	$1,437,696	$(102,911)	$4,870,749

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net Income (loss)	$27,535	$288,081
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	187,043	163,704
Conservation amortization	38,219	30,141
Deferred income taxes and tax credits, net	(76,785)	5,970
Net unrealized (gain) loss on derivative instruments	192,123	(131,921)
AFUDC - equity	(7,594)	(6,971)
Other non-cash	9,472	(328)
Regulatory assets and liabilities	38,162	4,470
Purchased gas adjustment	123,594	13,915
Other long term assets and liabilities	(16,498)	(5,558)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	60,796	38,183
Materials and supplies	(4,573)	(7,077)
Fuel and natural gas inventory	37,350	12,334
Prepayments and other	(130)	(4,733)
Accounts payable	(269,112)	(61,531)
Taxes payable	90,035	47,162
Other	(5,765)	11,300
Net cash provided by (used in) operating activities	423,872	397,141
Investing activities:
Construction expenditures - excluding equity AFUDC	(228,986)	(232,868)
Other	9,113	(532)
Net cash provided by (used in) investing activities	(219,873)	(233,400)
Financing activities:
Change in short-term debt, net	(220,000)	(70,250)
Dividends paid	(28,002)	(13,896)
Other	6,564	5,576
Net cash provided by (used in) financing activities	(241,438)	(78,570)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(37,439)	85,171
Cash, cash equivalents, and restricted cash at beginning of period	165,885	96,247
Cash, cash equivalents, and restricted cash at end of period	$128,446	$181,418
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$53,568	$51,357
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$71,823	$61,133

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
In 2009, Puget Holdings, LLC (Puget Holdings), owned by a consortium of long-term infrastructure investors, completed its merger with Puget Energy (the merger). As a result of the merger, all of Puget Energy’s common stock is indirectly owned by Puget Holdings. The acquisition of Puget Energy was accounted for in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations” (ASC 805) as of the date of the merger. ASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the merger date.
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

Emission Allowances
PSE is required to obtain emission allowances or offset credits for greenhouse gas (GHG) emissions associated with electricity it generates or imports into Washington State and natural gas supplied to customers in accordance with the cap-and- invest program included in the Climate Commitment Act (CCA). PSE records allocated and purchased emission allowances at cost, similar to an inventory method. PSE measures the compliance obligation at the weighted average cost of allowances held plus the fair value of additional allowances required to satisfy the obligation after adjustment for applicable no-cost allowances received. PSE includes the obligation in current liabilities and long-term liabilities on the Consolidated Balance Sheets based on the dates the allowances are to be surrendered. PSE balances costs and revenues associated with the cap-and-invest program through regulatory assets and liabilities.

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

The following table presents the activity in the allowance for credit losses for accounts receivable for the three months ended March 31, 2023 and 2022:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022
Allowance for credit losses:
Beginning balance	$41,962	$34,958
Provision for credit loss expense [1]	9,482	9,767
Receivables charged-off	(7,216)	(3,492)
Total ending allowance balance	$44,228	$41,233
_______________
1 $11.1 million and $4.7 million of provision were deferred as cost specific to COVID-19 for the three months ended March 31, 2023 and 2022, respectively.

Tacoma LNG Facility
On February 1, 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations. The Tacoma LNG facility provides peak-shaving services to PSE's natural gas customers, and provides LNG as fuel to transportation customers, mainly the marine market.
In 2019, the Puget Sound Clean Air Agency issued the air quality permit for the facility, and the Pollution Hearings Control Board of Washington State upheld the approval following extended litigation. This decision was appealed with the Pierce County Superior Court by the Puyallup Tribe of Indians and nonprofit law firm Earthjustice and the case was granted direct review by the Pierce County Court of Appeals Division II where it is currently pending.
Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $244.9 million and $249.1 million of non-utility plant operating cost is reported in the Puget Energy "Other property and investments" line item as of March 31, 2023 and December 31, 2022, respectively. Additionally, $7.8 million and $2.2 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the three months ended March 31, 2023, and March 31, 2022, respectively. Further, $242.5 million and $245.7 million of natural gas plant operating cost related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of March 31, 2023 and December 31, 2022, respectively, as PSE is a regulated entity.

Variable Interest Entities
In April 2017, PSE entered into a power purchase agreement (PPA) with Skookumchuck Wind Energy Project, LLC (Skookumchuck) pursuant to which Skookumchuck would develop a wind generation facility and sell bundled energy and associated attributes, namely renewable energy certificates (RECs), to PSE over a term of 20 years. Skookumchuck commenced commercial operation in November 2020. In May 2020, PSE entered into a PPA with Golden Hills Wind Farm, LLC (Golden Hills) pursuant to which Golden Hills would develop a wind generation facility and sell bundled energy and associated attributes, namely RECs, to PSE over a term of 20 years. On April 29, 2022, Golden Hills commenced commercial operations. In February 2021, PSE entered into a PPA with Clearwater Wind Project, LLC (Clearwater) in which Clearwater would develop a wind generation facility and sell energy and associated attributes to PSE over a term of 25 years. On November 8th, 2022, Clearwater commenced commercial operations. For each of the aforementioned PPAs, PSE has no equity investment in the generation facilities, but is the only customer of each facility. PSE has concluded that Skookumchuck, Golden Hills, and Clearwater represent variable interest entities (VIE) and that PSE is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of the facilities. Additionally, PSE does not have the obligation to absorb losses or receive benefits. As a result, PSE does not consolidate the VIEs.
Purchased energy of $29.7 million and $3.9 million were recognized in purchased electricity on the Company's consolidated statements of income for the three months ended March 31, 2023 and March 31, 2022, respectively. Additionally, $7.0 million and $3.9 million were included in accounts payable on the Company's balance sheet as of March 31, 2023 and December 31, 2022, respectively.

(2)  New Accounting Pronouncements

Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". ASU 2022-06 postpones the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company has promissory notes that reference LIBOR. As of March 31, 2023, the Company has not utilized any of the expedients discussed within this ASU; however, it continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2024.

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months ended March 31, 2023 and March 31, 2022:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31, 2023
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$470,855	$350,024	$—	$820,879
Commercial	291,489	152,237	—	443,726
Industrial	33,847	11,091	—	44,938
Other	5,501	—	—	5,501
Wholesale	142,260	—	—	142,260
Transmission and transportation	14,486	5,694	—	20,180
Miscellaneous	3,991	(368)	13,769	17,392
Total revenue from contracts with customers	$962,429	$518,678	$13,769	$1,494,876
Total other revenue[2]	47,731	(1,420)	—	46,311
Total operating revenue	$1,010,160	$517,258	$13,769	$1,541,187
_____________
1 Other includes $4.5 million of Puget LNG revenues recorded at Puget Energy.
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
The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	March 31, 2023			December 31, 2022
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$135,643	$77,182	*	$337,703	$87,120
Natural gas derivatives (MMBtus)[3]	285	54,232	49,928	322	343,947	56,222
Total derivative contracts		$189,875	$127,110		$681,650	$143,342
Current		$125,377	$112,634		$587,029	$124,976
Long-term		64,498	14,476		94,621	18,366
Total derivative contracts		$189,875	$127,110		$681,650	$143,342
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
* Electric portfolio derivatives consist of electric generation fuel of 227.9 million British Thermal Units (MMBtu) and purchased electricity of 3.9 million Megawatt hours (MWhs) at March 31, 2023, and 234.9 million MMBtus and 5.3 million MWhs at December 31, 2022.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At March 31, 2023
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$189,875	$—	$189,875	$(78,345)	$—	$111,530
Liabilities:
Energy derivative contracts	$127,110	$—	$127,110	$(78,345)	$(976)	$47,789

Puget Energy and Puget Sound Energy	At December 31, 2022
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$681,650	$—	$681,650	$(125,334)	$—	$556,316
Liabilities:
Energy derivative contracts	$143,342	$—	$143,342	$(125,334)	$(5,661)	$12,347
_______________
1 All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Classification	2023	2022
Gas for power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$(104,646)	$86,873
Realized	Electric generation fuel	88,267	27,091
Power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(87,477)	45,048
Realized	Purchased electricity	51,017	2,591
Total gain (loss) recognized in income on derivatives		$(52,839)	$161,603

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2023, approximately 99.4% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 0.6% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of March 31, 2023, PSE had cash posted as collateral of $6.3 million related to contracts executed on the ICE platform. In August 2022, PSE entered into a standby letter of credit agreement with TD Bank allowing standby letter of credit postings of up to $50.0 million as a condition of transacting on the ICE NGX platform. As of March 31, 2023, PSE had no cash posted with ICE NGX and $6.0 million issued under the standby letter of credit agreement. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended March 31, 2023.

The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31, 2023			At December 31, 2022
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$1,878	$—	$1,878	$3,157	$—	$3,157
Requested credit for adequate assurance	28,717	—	—	4,157	—	—
Forward value of contract[3]	976	6,284	N/A	5,661	56,200	N/A
Total	$31,571	$6,284	$1,878	$12,975	$56,200	$3,157
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
The Company considers its electric and natural gas contracts as Level 2 derivative instruments as such contracts are commonly traded as over-the-counter forwards with indirectly observable price quotes. However, certain energy derivative instruments with maturity dates falling outside the range of observable price quotes or that are transacted at illiquid delivery locations are classified as Level 3 in the fair value hierarchy. Management's assessment is based on the trading activity in real-time and forward electric and natural gas markets. Each quarter, the Company confirms the validity of pricing-service quoted prices used to value Level 2 commodity contracts with the actual prices of commodity contracts entered into during the most recent quarter. The Company’s environmental compliance obligation is categorized in Level 2 of the fair value hierarchy and is measured at fair value using a market approach based on quoted prices from an independent pricing service.

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $47.2 million and $55.0 million at March 31, 2023 and December 31, 2022 respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		March 31, 2023		December 31, 2022
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$6,632,116	$6,377,432	$6,629,073	$6,149,797
Long-term debt (variable-rate)	2	34,300	34,300	34,300	34,300
Total liabilities		$6,666,416	$6,411,732	$6,663,373	$6,184,097

Puget Sound Energy		March 31, 2023		December 31, 2022
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$4,787,241	$4,547,348	$4,786,765	$4,379,010
Total liabilities		$4,787,241	$4,547,348	$4,786,765	$4,379,010
_______________
1 The carrying value includes debt issuances costs of $21.1 million and $21.5 million for March 31, 2023 and December 31, 2022, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $21.0 million and $21.4 million for March 31, 2023 and December 31, 2022, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At March 31, 2023			Fair Value At December 31, 2022
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$53,252	$82,391	$135,643	$218,610	$119,093	$337,703
Natural gas derivative instruments	53,322	910	54,232	342,988	959	343,947
Total assets	$106,574	$83,301	$189,875	$561,598	$120,052	$681,650
Liabilities:
Electric derivative instruments	$64,525	$12,657	$77,182	$84,105	$3,015	$87,120
Natural gas derivative instruments	49,233	695	49,928	55,136	1,086	56,222
Compliance obligations	79,203	—	79,203	—	—	—
Total liabilities	$192,961	$13,352	$206,313	$139,241	$4,101	$143,342

The following tables present the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2023			2022
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$116,078	$(127)	$115,951	$(42,752)	$(2,120)	$(44,872)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	(18,766)	—	(18,766)	38,820	—	38,820
Included in regulatory assets / liabilities	—	(91)	(91)	—	415	415
Settlements	(27,795)	263	(27,532)	(2,254)	324	(1,930)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	217	170	387	176	169	345
Balance at end of period	$69,734	$215	$69,949	$(6,010)	$(1,212)	$(7,222)
_______________
1 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(9.1) million and $38.6 million for three months ended March 31, 2023 and 2022, respectively.

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of March 31, 2023:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$82,391	$12,657	Discounted cash flow	Power prices (per MWh)	$50.46	$232.35	$118.08
Natural gas	$910	$695	Discounted cash flow	Natural gas prices (per MMBtu)	$1.33	$7.58	$3.91
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2022:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$119,093	$3,015	Discounted cash flow	Power prices (per MWh)	$55.79	$291.03	$131.51
Natural gas	$959	$1,086	Discounted cash flow	Natural gas prices (per MMBtu)	$3.84	$7.00	$4.87
___________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of March 31, 2023, and December 31, 2022, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $29.0 million and $37.6 million, respectively.

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
As of March 31, 2023, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and determined that no impairment was needed. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations."

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
For further information, see Note 13, "Retirement Benefits" in the Combined Notes to Consolidated Financial Statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2022.
The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2023 and 2022:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$4,632	$6,797	$71	$139	$47	$55
Interest cost	7,929	6,087	424	313	115	81
Expected return on plan assets	(12,652)	(12,777)	—	—	(79)	(99)
Amortization of prior service cost	—	—	73	72	7	6
Amortization of net loss (gain)	(862)	1,628	—	618	(51)	(4)
Net periodic benefit cost	$(953)	$1,735	$568	$1,142	$39	$39

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$4,632	$6,797	$71	$139	$47	$55
Interest cost	7,929	6,087	424	313	115	81
Expected return on plan assets	(12,652)	(12,777)	—	—	(79)	(99)
Amortization of prior service cost	—	—	73	72	7	6
Amortization of net loss (gain)	—	3,806	22	663	(54)	(6)
Net periodic benefit cost	$(91)	$3,913	$590	$1,187	$36	$37

The following table summarizes the Company’s change in benefit obligation for the periods ended March 31, 2023 and December 31, 2022:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended	Year Ended	Three Months Ended	Year Ended	Three Months Ended	Year Ended
(Dollars in Thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Change in benefit obligation:
Benefit obligation at beginning of period	$589,278	$834,960	$32,046	$43,155	$9,015	$11,654
Amendments	—	—	—	—	—	38
Service cost	4,632	26,351	71	557	47	217
Interest cost	7,929	24,263	424	1,253	115	311
Actuarial loss (gain)	—	(215,005)	—	(5,260)	—	(2,397)
Benefits paid	(11,625)	(80,226)	(485)	(7,659)	(438)	(808)
Administrative Expense	—	(1,065)	—	—	—	—
Benefit obligation at end of period	$590,214	$589,278	$32,056	$32,046	$8,739	$9,015

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2023, are expected to be at least $18.0 million, $3.5 million and $0.3 million, respectively. The Company contributed $0.5 million to fund the SERP during each of the three months ended March 31, 2023 and the three months ended March 31, 2022. The Company contributed an immaterial amount to fund the other postretirement plans.

(7) Regulation and Rates

General Rate Case
On December 22, 2022, the Washington Commission issued an order on PSE’s 2022 general rate case (GRC), which was filed on January 31, 2022 that approved a weighted cost of capital of 7.16%, or 6.62% after-tax, a capital structure of 49.0% in common equity in 2023 and 2024, and a return on equity of 9.4%. On January 6, 2023, the Washington Commission approved PSE’s natural gas rates in its compliance filing with an overall net revenue change of $70.8 million or 6.4% in 2023 and $19.5 million or 1.7% in 2024, with an effective date of January 7, 2023. On January 10, 2023, the Washington Commission approved PSE’s electric rates in its compliance filing with an overall net revenue change of $247.0 million or 10.8% in 2023 and $33.1 million or 1.3% in 2024 with an effective date of January 11, 2023. Per the 2022 GRC Final Order in Docket No. UE-220066, power cost only rate case (PCORC) rates were set to zero as of January 11, 2023 and PSE agreed not to file a PCORC during 2023 and 2024, the two-year rate plan agreed to in the GRC settlement.
Prior rates were subject to the 2019 GRC and included a weighted cost of capital of 7.39% or 6.8% after-tax, a capital structure of 48.5% in common equity, and a return on equity of 9.4%. The annualized overall rate impacts were an electric revenue increase of $48.3 million, or 2.3%, and a natural gas increase of $4.9 million, or 0.6%, effective October 1, 2021. For further information, see Note 4, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2022.

Climate Commitment Act Deferral
On December 29, 2022, PSE filed accounting petitions with the Washington Commission requesting authorization to defer costs and revenues associated with the Company’s compliance with the Climate Commitment Act (CCA) codified in law within Revised Code of Washington (RCW) 70A.65. On February 28, 2023, in Order 01 under Docket No. UE-220974 and UG-220975, the Washington Commission granted PSE approval to defer the cost of carbon allowances to comply with the CCA and the proceeds from no-cost allowances consigned to auction beginning January 1, 2023. This accounting treatment is necessary in order for PSE to defer and seek recovery of CCA costs that are not currently included in rates. As of March 31,

2023, PSE deferred $83.3 million and $11.3 million of CCA compliance costs for natural gas and electric liabilities, respectively.

Revenue Decoupling Adjustment Mechanism
On June 1, 2021, the Washington Commission approved the multi-party settlement agreement which was filed within PSE’s PCORC filing. As part of this settlement agreement, the electric annual fixed power cost allowed revenue was updated to reflect changes in the approved revenue requirement and took effect on July 1, 2021.
On September 28, 2021, the Washington Commission approved the 2019 GRC filing. As part of this filing, the annual electric and gas delivery cost allowed revenue was updated to reflect changes in the approved revenue requirement. The changes took effect on October 1, 2021.
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
On March 31, 2023, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. Based on the analyses, no reserve adjustment was recorded as of March 31, 2023 and 2022.

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

For the three months ended March 31, 2023, in its PCA mechanism, PSE over recovered its allowable costs by $12.9 million of which zero was apportioned to customers and $1.1 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $10.6 million for the three months ended March 31, 2022, of which zero was apportioned to customers and accrued $0.3 million of interest on the total deferred customer balance.

Power Cost Adjustment Clause
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2022. During 2022, actual power costs were higher than baseline power costs, thereby, creating an under-recovery of $110.1 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $35.5 million of the under-recovered amount, and customers were responsible for the remaining $74.6 million, or $76.1 million including interest. On April 28, 2023, PSE filed the 2022 PCA report with the Washington Commission and proposed to recover the 2022 deferred balance from December 1, 2023 through December 31, 2024.
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2021. During 2021, actual power costs were higher than baseline power costs, thereby, creating an under-recovery of $68.0 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $31.3 million of the under-recovered amount, and customers were responsible for the remaining $36.7 million, or $38.4 million including interest. On October 27, 2022, the Washington Commission approved PSE's 2021 PCA report that proposed to recover the deferred balance for the 2021 PCA period by keeping the current rates and allowing recovery from January 1, 2023 through November 30, 2023.

Purchased Gas Adjustment Mechanism
On October 28, 2021, the Washington Commission approved PSE's request for PGA rates in Docket UG-210721, effective November 1, 2021. As part of that filing, PSE requested an annual revenue increase of $59.1 million, where PGA rates, under Schedule 101, increase annual revenue by $80.6 million, and the tracker rates under Schedule 106, decrease annual revenue by $21.5 million. Those annual 2021 PGA rate increases will be set in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B, which were set, in effect, through September 30, 2023 per the 2019 GRC.
On October 27, 2022, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-220715, effective November 1, 2022. As part of that filing, PSE requested an annual revenue increase of $155.3 million, where PGA rates, under Schedule 101, increase annual revenue by $142.1 million, and the tracker rates under Schedule 106 increase annual revenue by $13.2 million.
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
The following table presents the PGA mechanism balances and activity at March 31, 2023 and December 31, 2022:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31,	At December 31,
PGA (liability)/receivable balance and activity	2023	2022
PGA (liability)/receivable beginning balance	$(3,536)	$57,935
Actual natural gas costs	138,178	457,950
Allowed PGA recovery	(234,372)	(496,879)
Interest	(348)	1,674
Refund/interest from counterparty settlement	(2,836)	(24,216)
PGA (liability)/receivable ending balance	$(102,914)	$(3,536)

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the three months ended March 31, 2023, PSE incurred $6.1 million in weather-related electric transmission and distribution system restoration costs related to 2023 and 2022 storms, of which the company deferred zero and $2.3 million as regulatory assets related to storms that occurred in 2023 and 2022, respectively. This compares to $2.2 million incurred in weather-related electric transmission and distribution system restoration costs for the three months ended March 31, 2022, of which the Company deferred zero and $0.1 million as regulatory assets related to storms that occurred in 2022 and 2021, respectively. Under the 2017 GRC Order, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

(8) Commitments and Contingencies

Legal Matters
Washington Climate Commitment Act
In 2021, the Washington Legislature adopted the CCA, which establishes a GHG emissions cap-and-invest program that caps GHG emissions beginning on January 1, 2023 and makes further reductions to the cap annually through 2050. The Washington Department of Ecology (WDOE) published final regulations to implement the program on September 29, 2022, which became effective on October 30, 2022. WDOE also indicated that they will have subsequent rulemakings that will build off initial rulemaking as program implementation gets underway and progress with Washington State carbon goals are evaluated. One component of the CCA rules stipulates the WDOE shall provide electric utilities, such as PSE, with no-cost allowances based on the cost burden of the program to electric customers. As of the date of this report, Management’s interpretation of the methodology in determining the no-cost allowance amount provided to electric utilities differs from the WDOE’s. Although the Company is actively engaged in discussions with WDOE and other stakeholders with respect to the rulemaking process and believes that further changes in the interpretation of methodologies could be forthcoming, as of the date of this disclosure it is reasonably possible that the Company did not accrue sufficient compliance obligation based upon receiving less no-cost allowances from the WDOE due to the difference in interpretation of the methodology. The Company estimates the reasonably possible loss is up to $45.7 million depending on whether additional no-cost allowances are received. Any change in compliance costs as a result of such estimated losses would increase the electric deferred CCA compliance costs consistent with Docket No. UE-220974.
On February 28, 2023, in Order 01 under Docket No. UE-220974 and UG-220975, the Washington Commission granted PSE approval to defer the cost of carbon allowances to comply with the CCA and the proceeds from no-cost allowances consigned to auction beginning January 1, 2023. This accounting treatment is necessary in order for PSE to defer and seek recovery of CCA costs that are not currently included in rates.
Additional risks associated with CCA compliance include: the evolving nature of the CCA rulemaking as indicated by WDOE, market uncertainty based on rule interpretation during implementation, unresolved recovery methodology for CCA’s impact on energy costs, company costs, customer rate impacts, and cash, liquidity and credit volatility. Such risks associated with the CCA are evaluated by Management for potential impacts to the estimated liability to comply with the program as well as the likelihood that may make a loss contingency both probable and reasonably estimable. Management’s assessment to determine whether a loss is probable or reasonably possible and to whether a loss or range of losses is estimable often involves judgement.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025 as part of the 2019 GRC. The 2017 GRC repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4. On September 2, 2022, PSE and Talen Energy reached an agreement to transfer PSE's ownership interest in Colstrip Units 3 and 4 to Talen Energy on December 31, 2025. Management evaluated Colstrip Units 3 and 4 and determined that the applicable held for sale accounting criteria were not met as of March 31, 2023 and December 31, 2022. As such, Colstrip Units 3 and 4 are classified as electric utility plant on the Company's balance sheet as of March 31, 2023 and December 31, 2022.
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
On May 19, 2021, PSE along with the Colstrip owners, Avista Corporation, PacifiCorp and Portland General Electric Company, filed a lawsuit against the Montana Attorney General challenging the constitutionality of Montana Senate Bill 266. On September 28, 2022, the magistrate judge in the District Court proceeding issued a recommendation to the presiding U.S. District Court Judge that a permanent injunction against enforcement of Senate Bill 266 be granted. In October 2022, the U.S. District Court Judge accepted in full the magistrate judge's recommendation for a permanent injunction against enforcement of Senate Bill 266. The Court entered judgment and a permanent injunction in favor of PSE and the Colstrip owners on November 15, 2022. No party filed a notice of appeal.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, during the three months ended March 31, 2023, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $3.3 billion through 2051.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(9)  Leases

As of March 31, 2023, there have been no material changes regarding the Company's leases. For further information, see Part II, Item 8, Note 9, "Leases" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(10) Other

Long-Term Debt
On March 17, 2022, Puget Energy issued $450.0 million of senior secured notes at an interest rate of 4.224%. The notes mature on March 15, 2032, and pay interest semi-annually on March 15 and September 15 of each year. Proceeds from the issuance of the notes were invested in short-term money market funds, and then used to repay Puget Energy's $450.0 million 5.625% notes that were originally scheduled to mature in July 2022.
On April 28, 2022, Puget Energy redeemed the $450.0 million 5.625% senior secured notes due July 2022 and paid related expenses for a total redemption price of $457.2 million, which includes repayment of the $450.0 million principal amount and $7.2 million of accrued interest expense.

Short-Term Debt
As of March 31, 2023, $137.0 million was outstanding under the commercial paper program at PSE. For further information, see Part II, Item 8, Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Credit Facilities
On May 16, 2022, Puget Energy entered into an $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the Secured Overnight Financing Rate (SOFR), as the LIBOR is being discontinued in 2023. The proceeds of the Puget Energy credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. As of March 31, 2023, $135.0 million was drawn and outstanding under the facility, of which $34.3 million was classified as long-term debt and $100.7 million was classified as short-term debt.
On May 16, 2022, PSE entered into an $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the SOFR, as the LIBOR is being discontinued in 2023. The proceeds of the PSE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. As of March 31, 2023, no amount was drawn under PSE's credit facility.
On September 26, 2022, Puget Energy borrowed $50.0 million on the credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds will be used for general corporate purposes.
For further information, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for the period ended March 31, 2023 compared to 2022. For discussion related to the results of operations and changes in financial condition for the period ended March 31, 2022 compared to 2021 refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended March 31, 2022, Form 10-Q, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and PSE's Form 10-K for the period ended December 31, 2022. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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

Factors and Trends Affecting PSE's Performance
PSE’s ongoing regulatory requirements and operational needs necessitated the investment of substantial capital in 2023 and will continue to do so in future years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:
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
•Deferral of excess revenues if earnings exceed PSE's authorized rate of return (ROR) by more than 0.5%;
•Availability and access to capital and the cost of capital;
•Regulatory compliance costs, including those related to new and developing federal regulations of electric system reliability, state regulations of natural gas pipelines and federal, state and local environmental laws and regulations, such as the Climate Commitment Act (CCA);
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
•Legislative, regulatory, code, and/or ordinance changes that impact natural gas availability, delivery systems, and/or restrictions.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements and operational needs require the investment of substantial capital in 2023 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon outcomes from that process. The rates that PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Utilities and Transportation Commission (Washington Commission). The Washington Commission has traditionally required these rates be determined based, to a large extent, on historic test year costs plus weather normalized assumptions about hydroelectric conditions and power costs in the relevant rate year. Incremental customer growth and sales typically have not provided sufficient revenue to cover general cost increases over time due to the combined effects of regulatory lag and attrition. Absent a resolution for the impact of lag and attrition, the Company will need to seek rate relief through a rate case with the Washington Commission. The Washington Commission determines whether the Company's expenses and capital investments are reasonable and prudent for the provision of cost-effective, reliable and safe electric and natural gas service. If the Washington Commission determines that a capital investment is not reasonable or prudent, the costs (including return on any resulting rate base) related to such capital investment may be disallowed, partially or entirely, and not recovered in rates.
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
In May 2021, the Washington Governor signed legislation passed by the state legislature that would require investor-owned utilities to file a multiyear rate plan for two, three, or four years as part of a general rate case (GRC) filed with the Washington Commission on or after January 1, 2022. For the initial rate year, the legislation requires the Washington Commission to ascertain and determine the fair value for rate-making purposes of the property in service as of the date that rates go into effect. Utilities would be bound to the first and second year of a multiyear rate plan and can file for a new rate plan in years three or four. If a company earns greater than a half percent above its authorized rate of return on a regulated basis, revenues above the level must be deferred for funds to customers or another determination by the Washington Commission in a subsequent adjudicative proceeding. The Washington Commission must also set performance measurements to assess a natural gas or electric company operating under a multiyear rate plan.

General Rate Case Filing
PSE filed a GRC which included a three-year multiyear rate plan, with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three rate years. PSE requested an overall rate of return of 7.39% in 2023, 7.44% in 2024, and 7.49% in 2025. The filing requested recovery of forecasted plant additions through 2022 as required by RCW 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan.
In August 2022, three separate partial multiparty settlement agreements were reached. On August 5, 2022, parties filed an unopposed partial multiparty settlement agreement relating to the Voluntary Long Term Renewable Energy Purchase rider, known as Green Direct, resolving the method for calculating the energy credit Green Direct customers receive, among other matters. On August 26, 2022, six of the sixteen parties, including PSE, filed a partial multiparty settlement agreement with the Washington Commission determining that the regulated portion of the Tacoma LNG Facility will be included in rates, as a tracker, beginning in November 2023. Also, on August 26, 2022, twelve of the sixteen parties, including PSE, filed a partial multiparty settlement agreement with the Washington Commission for the remaining items in the GRC. The GRC settlement agreement set a two-year rate plan instead of a three-year plan as originally filed, provided a capital structure of 49.0% equity and 51.0% debt, and a return on equity of 9.4% with an overall rate of return of 7.16%.
On December 22, 2022, the Washington Commission issued an order on PSE’s 2022 GRC which approved, with conditions, three settlement agreements which cover a two-year period beginning January 1, 2023. The ruling provided for a weighted cost of capital of 7.16%, or 6.62% after-tax, and a capital structure of 49.0% in common equity in 2023 and 2024, with a return on equity of 9.4%. The order also provided for an update to power costs in 2023 and 2024 and authorizes PSE to seek recovery of the costs related to the Tacoma LNG Facility concurrent with its 2023 purchased gas adjustment (PGA) filing. PSE was also allowed to file two additional trackers that will request to recover all rate base, depreciation, and operations and maintenance (O&M) expenses related to investments under the Company’s Clean Energy Implementation Plan (CEIP) and Transportation Electrification Plan. The Transportation Electrification Plan was filed and had an effective date of March 1, 2023.
On December 27, 2022 PSE submitted compliance filings, including an update to power costs, and revised tariff sheets to comply with the order. On January 6, 2023, the Washington Commission rejected the compliance filing, in part, and required a revised compliance filing specific to electric rates to remove an additional $135.8 million related to PSE’s recovery of projected costs related to the modeling of the CCA impacts on PSE’s use of natural gas and coal-fired resources that had been included as part of PSE's update to power costs in the compliance filing.

Natural gas rates became effective on January 7, 2023, resulting in an overall net revenue change of $70.8 million in 2023 and $19.5 million in 2024, representing increases of 6.4% and 1.65%, respectively. On January 10, 2023, the Washington Commission accepted the revised compliance filing with electric rates going into effect on January 11, 2023. The revisions reflected an overall net revenue change of $247.0 million in 2023 and $33.1 million in 2024, which represents an increase of 10.75% and 1.33%, respectively. Per the 2022 GRC Final Order in Docket No. UE-220066, PCORC rates were set to zero as of January 11, 2023 and PSE agreed not to file a PCORC during 2023 and 2024, the two-year rate plan agreed to in the GRC settlement.
Prior rates were subject to the 2019 GRC and included a weighted cost of capital of 7.39% or 6.8% after-tax, a capital structure of 48.5% in common equity, and a return on equity of 9.4%. The annualized overall rate impacts were an electric revenue increase of $48.3 million, or 2.3%, and a natural gas increase of $4.9 million, or 0.6%, effective October 1, 2021. For further information, see Note 4, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2022.

Climate Commitment Act Deferral
On December 29, 2022, PSE filed accounting petitions with the Washington Commission requesting authorization to defer costs and revenues associated with the Company’s compliance with the Climate Commitment Act (CCA) codified in law within Revised Code of Washington (RCW) 70A.65. On February 28, 2023, in Order 01 under Docket No. UE-220974 and UG-220975, the Washington Commission granted PSE approval to defer the cost of carbon allowances to comply with the CCA and the proceeds from no-cost allowances consigned to auction beginning January 1, 2023. This accounting treatment is necessary in order for PSE to defer and seek recovery of CCA costs that are not currently included in rates. As of March 31, 2023, PSE deferred $83.3 and $11.3 million of CCA compliance costs for natural gas and electric liabilities, respectively.

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
On March 31, 2023, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for U.S. Generally Accepted Accounting Principles (GAAP) purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. The analysis indicated that electric and natural gas deferred revenue will be collected within 24 months of the annual period; therefore, no reserve adjustment was booked to 2023 electric or natural gas decoupling revenue. At March 31, 2022, the analysis indicated that electric and natural gas deferred revenue was estimated to be collected within 24 months of the annual period in 2022; therefore, no reserve adjustment was booked to 2022 electric or natural gas decoupling revenue.

The Washington Commission approved the following PSE requests to change rates for prior deferrals under its electric and natural gas decoupling mechanisms:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)[1]
Electric:
May 1, 2023	(1.5)%	$(37.6)
May 1, 2022[2]	(1.0)	(23.5)
May 1, 2021[3]	1.0	21.4
January 1, 2021	(1.0)	(20.6)
October 15, 2020[4]	(0.5)	(10.2)
Natural Gas:
May 1, 2023	(1.3)%	$(16.4)
May 1, 2022	(0.7)	(7.4)
May 1, 2021	1.5	15.0
__________________
1 For electric and natural gas rates effective May 1, 2023, May 1, 2022 and May 1, 2021, there were no excess earnings that impacted the approved revenue change.
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

Electric Rates
The following electric rate schedules were filed with the Washington Commission or approved by the Washington Commission after the Form 10-K for the period ended December 31, 2022 was filed on February 23, 2023 along with the comparison period, if applicable. Additionally, the following electric rate schedules include details for three months ended March 31, 2023 as compared to 2022. For further information on prior filings, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of the Company's Form 10-K for the period ended December 31, 2022.

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
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2023	(0.2)%	$(6.3)
May 1, 2022	1.0	21.6

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
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2022. During 2022, actual power costs were higher than baseline power costs, thereby, creating an under-recovery of $110.1 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $35.5 million of the under-recovered amount, and customers were responsible for the remaining $74.6 million, or $76.1 million including interest. On April 28, 2023, PSE filed the 2022 PCA report with the Washington Commission and proposed to recover the 2022 deferred balance from December 1, 2023 through December 31, 2024.
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2021. During 2021, actual power costs were higher than baseline power costs, thereby, creating an under-recovery of $68.0 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $31.3 million of the under-recovered amount, and customers were responsible for the remaining $36.7 million, or $38.4 million including interest. On October 27, 2022, the Washington Commission approved PSE's 2021 PCA report that proposes to recover the deferred balance for 2021 PCA period by keeping the current rates and allowing recovery from January 1, 2023 through November 30, 2023.
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
For the three months ended March 31, 2023, in its PCA mechanism, PSE over recovered its allowable costs by $12.9 million of which zero was apportioned to customers and $1.1 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $10.6 million for the three months ended March 31, 2022, of which zero was apportioned to customers and $0.3 million of interest was accrued on the total deferred customer balance.

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

The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2023	(0.2)%	$(4.4)
May 1, 2022	(0.3)	(5.8)

Natural Gas Rates
The following natural gas rate schedules were filed with the Washington Commission or approved by the Washington Commission after the Form 10-K for the period ended December 31, 2022 was filed on February 23, 2023 along with the comparison period, if applicable. Additionally, the following natural gas rate schedules include details for the three months ended March 31, 2023 as compared to 2022. For further information on prior filings, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of the Company's Form 10-K for the period ended December 31, 2022.

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
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2023	0.4%	$4.7
May 1, 2022	0.3	3.2

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
The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2023	(0.02)%	$(0.2)
May 1, 2022	0.02	0.2

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
On November 15, 2022, the Federal Energy Regulatory Commission (FERC) approved a settlement of a counterparty, FERC Docket No. RP17-346. Under the terms, PSE was allocated $24.2 million related to PSE natural gas services which was recorded on December 31, 2022 and included in the table below. The 2022 GRC order requires PSE to amortize the refund in 2023 as a credit against natural gas costs and therefore pass back the refund to customers through the PGA mechanism.

The following table presents the PGA mechanism balances and activity at March 31, 2023 and December 31, 2022:

(Dollars in Thousands)	March 31,	December 31,
PGA receivable balance and activity	2023	2022
PGA receivable beginning balance	$(3,536)	$57,935
Actual natural gas costs	138,178	457,950
Allowed PGA recovery	(234,372)	(496,879)
Interest	(348)	1,674
Refund/interest from counterparty settlement	(2,836)	(24,216)
PGA (liability)/ receivable ending balance	$(102,914)	$(3,536)

For additional information, see Note 7, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to refinance existing or issue new long-term debt, obtain access to new or renew existing credit facilities and increase the cost of issuing long-term debt and maintaining credit facilities. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or generating capacity acquisitions, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs.

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
In 2021, the Washington Legislature adopted the CCA, which establishes a greenhouse gases (GHG) emissions cap-and-invest program that caps GHG emissions beginning on January 1, 2023 and makes further reductions to the cap annually through 2050. The Washington Department of Ecology (WDOE) published final regulations to implement the program on September 29, 2022, which became effective on October 30, 2022. WDOE also indicated that it will have subsequent rulemakings that will build off initial rulemaking as program implementation gets underway and progress with Washington State carbon goals are evaluated. For further details on the CCA see Part I Item 1 "Recent and Future Environmental Law and Regulation" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Based on the rules passed in 2022, there is potential for PSE’s compliance with the CCA to result in increased costs to customers or amounts that PSE may not be able to recover through electric and natural gas rates. Potential risks associated with CCA compliance could include: the evolving nature of the CCA rulemaking as indicated by WDOE, market uncertainty based on rule interpretation during implementation, unresolved recovery methodology for CCA’s impact on energy costs, company costs, customer rate impacts, and cash, liquidity and credit volatility.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three months ended March 31, 2023 and March 31, 2022.

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

The following table presents operating income and a reconciliation of electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31,
	2023	2022
Operating income (loss)	$80,976	$374,138
Electric operating revenue	1,010,160	756,377
Purchased electricity	(339,816)	(238,203)
Electric generation fuel	(150,254)	(60,644)
Residential exchange	23,531	23,070
Electric margin (non-GAAP)	$543,621	$480,600
Natural gas operating revenue	517,258	426,348
Purchased natural gas	(235,482)	(177,333)
Natural gas margin (non-GAAP)	$281,776	$249,015
Other operating revenue	9,233	10,677
Unrealized gain (loss) on derivative instruments, net	(192,123)	131,921
Utility operation and maintenance	(194,991)	(170,300)
Non-utility expense and other	(8,014)	(12,814)
Depreciation and amortization	(225,262)	(193,845)
Taxes other than income taxes	(133,264)	(121,116)
Operating income (loss)	$80,976	$374,138

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended March 31, 2022 and 2023:

Electric Margin
Three Months Ended
2022 to 2023 comparison
$ (Millions)
800
700
600
500
400
$480.6
$93.6
$127.9
$(18.8)
$4.8
$46.2
$(101.6)
$(89.6)
$0.5
$543.6
2022 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2023 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended March 31, 2023 Compared to 2022
Electric Operating Revenue
Electric operating revenues increased $253.8 million from the prior year primarily due to an increase in sales to other utilities of $127.9 million, an increase in electric retail sales of $93.6 million, an increase in transportation and other revenue of $46.2 million and an increase in other decoupling revenue of $4.8 million, partially offset by a decrease in decoupling revenue of $18.8 million. These items are discussed in detail below.
•Electric retail sales increased $93.6 million due to an increase of $80.3 million in rates compared to the prior year and $13.3 million from an increase in retail electricity usage of 1.7%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent GRC effective January 11, 2023. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2022 for electric rate changes. The increase in retail usage was due to an increase in residential and commercial usage of 2.1% and 1.1%, respectively. Customer usage increased due to an increase in retail customers of 1.1% and a slight increase in heating degree days of 1.0% due to lower than normal temperatures in the three months ended March 31, 2023 as compared to 2022.
•Sales to other utilities increased $127.9 million primarily due to a 229.0% increase in wholesale sales volume and a 161.3% increase in electric wholesale sales price. Higher wholesale sales volumes were the result of increased volume from PSE gas-fired generation, which increased 149.6% in 2023 compared to 2022, particularly in March 2023, driven by greater value in the market. The increase in wholesale sales price was driven by increases in natural gas prices that fuel natural gas-fired electric generation, following constrained supply along with increased demand.
•Decoupling revenue decreased $18.8 million primarily attributable to a $16.1 million and $2.7 million decrease in delivery and fixed production cost deferral revenues, respectively. This was driven primarily by higher rates and usage in the current period compared to the same period in 2022. This resulted in actual electric revenues being higher than allowed decoupling deferral revenues by a greater margin in the current year compared to the prior year.
•Other decoupling revenue increased $4.8 million primarily due to changes in amortization rates. In the current period, overcollections from residential customers were amortized, whereas undercollections from residential customers were amortized in the prior period. This was partially offset by a $3.0 million decrease related to GAAP alternative revenue program recognition guidelines. As of the three months ended March 31, 2022, there were $3.0 million of deferred 2021 GAAP alternative decoupling revenues that were recognized, whereas none were recognized in the current period.
•Transportation and other revenue increased $46.2 million primarily due to a $39.8 million increase in non-core natural gas financial hedging gains driven by an average price of natural gas sold that was 85.4% higher in 2023 compared to 2022, partially offset by a total $35.1 million increase in the cost of the natural gas sold due to higher natural gas prices. Also contributing to the change in the net whole non-core gas sales was a $16.1 million increase in natural gas financial hedging gains. Additionally, an increase of $4.8 million was due to an Internal Revenue Service Private Letter Ruling in 2022, which included amortization to offset recovery through rates in 2022. The increases were partially offset by a $2.6 million deferral for over recovery of 2023 Green Direct energy credits approved in the 2022 GRC.

Electric Power Costs
Electric power costs increased $190.8 million primarily due to an increase of $101.6 million of purchased electricity costs and an increase of electric generation fuel costs of $89.6 million. These items are discussed in detail below.
•Purchased electricity expense increased $101.6 million primarily due to increased wholesale purchase prices, which were 59.2% higher than in 2022, driven by open market purchases as well as PPA contracts added after March 31, 2022. The increase from wholesale purchase prices were partially offset by a 10.4% decrease in wholesale electricity purchase volumes.
•Electric generation fuel increased $89.6 million primarily due to a $89.0 million increase in natural gas-fired generation fuel costs due to increased PSE gas-fired generation, which increased 149.6% in 2023 compared to 2022 and 13.6% higher unit production costs from higher natural gas prices, as discussed above in sales to other utilities

Natural Gas Margin
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
The following chart displays the details of PSE's natural gas margin changes for the three months ended March 31, 2022 and 2023:

Natural Gas Margin
Three Months Ended
2022 to 2023 comparison
$ (Millions)
400
300
200
$249.0
$91.7
$(5.4)
$2.7
$1.9
$(58.1)
$281.8
2022 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2023 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended March 31, 2023 Compared to 2022
Natural Gas Operating Revenue
Natural gas operating revenue increased $90.9 million due to increases in retail sales of $91.7 million, other decoupling revenue of $2.7 million and transportation and other revenue of $1.9 million, partially offset by a decrease in decoupling revenue of $5.4 million. These items are discussed in detail below.
•Natural gas retail sales revenue increased $91.7 million primarily due to an increase in rates of $78.3 million and an increase of $13.3 million due to an increase in natural gas load of 2.5%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent PGA and GRC effective and November 1, 2022 and January 7, 2023, respectively. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2022 for natural gas rate changes. The increase in load is primarily driven by a 1.9% and 2.8% increase in residential and commercial usage, respectively. Customer usage increased due to an increase in retail customers of 0.7% and an increase in heating degree days of 1.0% due to lower than normal temperatures in the three months ended March 31, 2023 as compared to 2022.

•Decoupling revenue decreased $5.4 million primarily attributable to higher rates in the current period compared to the same period in 2022. This resulted in actual natural gas revenues being higher than allowed natural gas revenues in the current period, whereas in the same period in 2022, actual revenues were lower than allowed revenues.
•Other decoupling revenue increased $2.7 million due to a decrease in current period amortization of prior year decoupling revenues compared to the same period in 2022. This is attributable to decreased amortization rates, which decreases the rate at which deferral revenues are passed back to customers.

Natural Gas Energy Costs
•Purchased natural gas expense increased $58.1 million due to an increase in the PGA rates in November 2022 and an increase in natural gas usage of 2.5% as stated in the natural gas retail sales section above. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes and details on the PGA.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended March 31, 2022 and 2023:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2022 to 2023 comparison
$ (Millions)
1,000
750
500
250
0
$452.2
$324.0
$24.7
$(4.8)
$31.4
$12.1
$(2.5)
$2.4
$(32.4)
$807.1
2022 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2023 Expenses (Income)

Three Months Ended March 31, 2023 Compared to 2022

•Net unrealized (gain) loss on derivative instruments decreased $324.0 million to a net loss of $192.1 million for the three months ended March 31, 2023. The primary driver was the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices decreased 22.1% resulting in an $84.1 million loss for electric. Natural gas prices decreased 63.3% resulting in a $130.3 million loss for natural gas. The other driver is related to the net settlements of electric trades previously recorded as $48.4 million in gain and of natural gas trades previously recorded at a $61.2 million in gain. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $24.7 million primarily due to increases in the following: (i) $6.9 million of customer service expenses due to increased low-income assistance, (ii) $3.5 million in outside consulting fees related to strategic planning and execution of management's initiatives, (iii) $2.5 million of injuries and damages expense, (iv) $2.4 million in electric first response, safety, and training expenses, (v) $2.0 million in Colstrip decommissioning expenses, (vi) $1.8 million of pension related expenses, (vii) $1.5 million of overhead line maintenance due to storm related activities, (viii) $1.3 million of other generation maintenance costs due to higher wind turbine maintenance and (ix) $1.2 million of steam plant maintenance costs due to higher major maintenance amortization expense.
•Non-utility expense and other expense decreased $4.8 million primarily due to a decrease of $2.3 million in biogas purchase expense and a decrease of $3.1 million in the long-term incentive plan, as compared to 2022, due to an increase in 2022 funding as of March 31, 2022.

•Depreciation and amortization expense increased $31.4 million due to: (i) $12.5 million increase in electric amortization primarily due to a $6.2 million reduction in the Lower Snake River treasury grant amortization from 2022 to 2023 and a $2.8 million addition of 2022 storm cost amortization, (ii) $8.1 million increase in conservation amortization due to an increase in conservation rider rates effective May 1, 2022, (see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report), (iii) $6.5 million increase in natural gas distribution depreciation primarily due to $211.2 million in net additions to natural gas distribution assets and due to the increase in depreciation rates per the 2022 GRC, (iv) $2.7 million increase in electric distribution depreciation primarily due to $278.1 million in net additions of electric distribution assets and due to the increase in depreciation rates per the 2022 GRC and (v) $2.1 million increase in electric production depreciation primarily due to $27.8 million in net additions of electric production assets and due to the increase in depreciation rates per the 2022 GRC. The increases were partially offset by a decrease in electric general plant and other depreciation of $1.2 million primarily due to decreased asset retirement costs.
•Taxes other than income taxes increased $12.1 million primarily due to a $7.3 million increase in state excise tax and an increase of $6.3 million in municipal taxes, both of which were driven by the increase in retail revenue in 2023 as compared to 2022. The increases were partially offset by a decrease of $1.4 million in property taxes.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense changed $2.5 million from net other income of $7.8 million in 2022 to net other income of $10.3 million in 2023. Other expenses decreased $0.6 million and other income increased $1.9 million, which was primarily due to (i) $2.2 million in taxable interest and dividend income, (ii) $1.8 million in the non-service cost component of the qualified pension net periodic benefit cost for 2023 compared to 2022 and (iii) $1.4 million in gain on corporate life insurance policies. The increase in other income was partially offset by a decrease of $2.5 million in Advanced Metering Infrastructure (AMI) due to a change in AMI return deferral per the 2022 GRC.
•Interest expense increased $2.4 million primarily due to an increase of $1.6 million in common interest expense due to an increase in interest rates on commercial paper borrowings in 2023 compared to 2022, and an increase of $1.2 million related to interest expense recognized in conjunction with PSE's deferred compensation liability.
•Income tax expense decreased $32.4 million primarily driven by a decrease in pre-tax book income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended March 31, 2022 and 2023 is as follows:

PE Summary Results of Operation
Three Months Ended
2022 to 2023 comparison
$ (Millions)
300
200
100
0
-100
$278.3
$(260.5)
$(4.2)
$(1.3)
$0.1
$3.6
$(16.0)
$(0.03)
2022 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2023 Puget Energy Net Income

Three Months Ended March 31, 2023 compared to 2022
Summary Results of Operation
Puget Energy’s net income decreased by $278.3 million, which is primarily attributable to (i) a decrease in PSE's net income of $260.5 million, (ii) a decrease in income tax benefit of $16.0 million due to the timing of net settlements on electric and natural gas trades, which decreased Puget Energy's effective tax rate more in 2022 compared to 2023, and (iii) an increase in net loss of $4.2 million at Puget LNG due to additional operational expenses as Puget LNG commenced commercial operations in February 2022. These decreases were partially offset by less interest expense of $3.6 million.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, during the three months ended March 31, 2023, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $3.3 billion through 2051.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

The following are the Company's aggregate commercial commitments as of March 31, 2023:

Puget Energy and Puget Sound Energy	Amount of Commitments Expiration Per Period
(Dollars in Thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Commercial commitments:
PSE revolving credit facility[1]	$800,000	$—	$—	$800,000	$—
Inter-company short-term debt[2]	30,000	—	—	—	30,000
Total PSE commercial commitments	830,000	—	—	800,000	30,000
Puget Energy revolving credit facility[3]	800,000	—	—	800,000	—
Less: Inter-company short-term debt elimination	(30,000)	—	—	—	(30,000)
Total Puget Energy commercial commitments	$1,600,000	$—	$—	$1,600,000	$—
_______________
1.As of March 31, 2023, PSE had a credit facility which provides $800.0 million of short-term liquidity needs and includes a backstop to the Company's commercial paper program. The credit facility matures in May 2027.  The credit facility also includes a swingline feature allowing same day availability on borrowings up to $75.0 million and an expansion feature that, upon the banks' approval, would increase the total size of the facility to $1.4 billion. As of March 31, 2023, no loans or letters of credit were outstanding under the credit facility and $137.0 million was outstanding under the commercial paper program. The credit agreement is syndicated among numerous lenders. Outside of the credit agreement, PSE has a $2.3 million letter of credit in support of a long-term transmission contract and had $6.0 million issued under a standby letter of credit with TD Bank in support of natural gas purchases.
2.As of March 31, 2023, PSE had a revolving credit facility with Puget Energy in the form of a promissory note to borrow up to $30.0 million.
3.As of March 31, 2023, Puget Energy had a revolving senior secured credit facility totaling $800.0 million, which matures in May 2027. The revolving senior secured credit facility is syndicated among numerous lenders. The revolving senior secured credit facility also has an expansion feature that, upon the banks' approval, would increase the size of the facility to $1.3 billion. As of March 31, 2023, there was $135.0 million drawn and outstanding under the Puget Energy credit facility, of which $34.3 million was classified as long-term debt and $100.7 million was classified as short-term debt.

Off-Balance Sheet Arrangements
As of March 31, 2023, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and improve energy system reliability.  The Company had adjusted capital expenditures, resulting in a decrease of $47.6 million compared to forecasted amounts for the three months ended March 31, 2023. The decrease was primarily due to (i) permitting delays with the Energize Eastside substation and transmission upgrade project, (ii) timing of thermal and wind generation maintenance, and (iii) timing of technology expenditures offset by higher gas new customer construction and public improvement work. Construction expenditures, excluding equity AFUDC, totaled $229.0 million for the three months ended March 31, 2023. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022	Change
Net income	$27,535	$288,081	$(260,546)
Non-cash items[1]	342,478	60,595	281,883
Changes in cash flow resulting from working capital[2]	(91,399)	35,638	(127,037)
Regulatory assets and liabilities	38,162	4,470	33,692
Purchased gas adjustment	123,594	13,915	109,679
Other non-current assets and liabilities[3]	(16,498)	(5,558)	(10,940)
Net cash provided by operating activities	$423,872	$397,141	$26,731
_______________
1 Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, production tax credits (PTCs) and other miscellaneous non-cash items.
2 Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayment, PGA, accounts payable and accrued expenses.
3 Other non-current assets and liabilities include funding of pension liability.

Three Months Ended March 31, 2023 compared to 2022
Cash generated from operations for the three months ended March 31, 2023 increased by $26.7 million including a net income decrease of $260.5 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items increased $281.9 million primarily due to: (i) a $324.0 million change from a net unrealized gain on derivative instruments of $131.9 million to a net unrealized loss on derivative instruments of $192.1 million, (ii) an increase in depreciation and amortization of $23.3 million, (iii) a $10.8 million increase due to deferral of energy exchange cost and (iv) an increase of $8.1 million in conservation amortization. The increases were partially offset by a decrease in deferred income taxes of $82.8 million. For further details, see "Other Operating Expenses" in this Item 2 of this report.
•Cash flows resulting from changes in working capital decreased $127.0 million primarily due to accounts payable decreased faster than the same period last year that led to increased cash outflows of $207.6 million and an increased cash outflow of $8.5 million related to higher incentive payments. The cash outflows were partially offset by: (i) an increase of $42.9 million due to higher tax payable balance, (ii) higher balances in fuel inventory added cash inflows of $25.0 million, and (iii) a cash inflow of $22.6 million due to the timing of accounts receivable collections, as the balance of account receivable decreased $60.8 million in the three months ended March 31, 2023 compared to a decrease of $38.2 million during the same period of 2022.
•Cash flows resulting from regulatory assets and liabilities increased $33.7 million primarily due to: (i) lower decoupling deferrals and higher decoupling cash collection in the first three months of 2023 compared to the same period in 2022, which resulted in $11.1 million cash inflow together, (ii) rate collection for recovery of prior distribution in COVID-19 bill assistance program brought in $10.3 million cash inflow, and (iii) lower expenses and higher amortization led to an increase of $11.1 million cash inflow in property tax tracker.
•Cash flow resulting from purchased gas adjustment increased $109.7 million, which was mainly driven by a decrease in actual natural gas cost and increase in allowed PGA recovery in 2023 compared to 2022. Decreased natural gas prices led to a $24.2 million, or 14.9%, decrease in actual natural gas costs in 2023 compared to 2022. Meanwhile, the total amount of allowed PGA recovery in 2023 increased $58.4 million, or 33.2%, compared to 2022. In addition, there was a $27.2 million refund and interest from a counterparty settlement received in January 2023.
•Cash flow resulting from other non-current assets and liabilities increased $10.9 million, which was driven by cash inflows of $2.6 million due a Puget Western, Inc. land sale in 2023. Further increases were due to changes in accrual of other long-term expenses.

Puget Energy	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022	Change
Net income	$(27,566)	$(9,786)	$(17,780)
Non-cash items[1]	10,169	(6,085)	16,254
Changes in cash flow resulting from working capital[2]	2,029	3,449	(1,420)
Other non-current assets and liabilities[3]	(879)	(2,333)	1,454
Net cash provided by operating activities	$(16,247)	$(14,755)	$(1,492)
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
Three Months Ended March 31, 2023 compared to 2022
Cash generated from operations for the three months ended March 31, 2023, in addition to the changes discussed at PSE above, decreased by $1.5 million compared to the same period in 2022, which includes a net income decrease of $17.8 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items increased $16.3 million primarily due to higher non-cash inflows of $15.5 million related to changes in deferred taxes and an increase in amortization and depreciation of $0.8 million.

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
As of March 31, 2023 both Puget Energy and PSE have stable outlooks from Moody’s, Fitch, and S&P. Although neither Puget Energy nor PSE have any debt whose maturity would be accelerated upon a ratings downgrade, Management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.

Puget Sound Energy
Credit Facility
On May 16, 2022, PSE entered into a new $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the Secured Overnight Financing Rate (SOFR), as the London Interbank Offered Rate (LIBOR) is being discontinued in 2023. The proceeds of the PSE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million and has an expansion feature which, upon receipt of commitments from one or more lenders, could increase the total size of the facility up to $1.4 billion.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. PSE certifies its compliance with such covenants to participating banks each quarter. As of March 31, 2023, PSE was in compliance with all applicable covenant ratios.
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
As of March 31, 2023, no amount was drawn under PSE's credit facility and $137.0 million was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.3 million letter of credit in support of a long-term transmission contract and had $6.0 million issued under a standby letter of credit with TD Bank in support of gas purchases on the natural gas exchange (NGX) in Canada.

Demand Promissory Note
In 2006, PSE entered into a revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $30.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest on the outstanding borrowings based on the lower of the weighted-average interest rates of PSE’s outstanding commercial paper interest rate or PSE’s senior unsecured revolving credit facility.  Absent such borrowings, interest is charged at one-month LIBOR plus 0.25%. As of March 31, 2023, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at March 31, 2023, PSE could issue:
•Approximately $1.9 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.1 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2023; and
•Approximately $1.0 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.7 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at March 31, 2023.
At March 31, 2023, PSE had approximately $8.7 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
In August 2022, PSE filed an S-3 shelf registration statement under which it may issue up to $1.4 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $1.4 billion was available to be issued. The shelf registration will expire in August 2025.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At March 31, 2023, approximately $1.6 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the merger order by the Washington Commission, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter period prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 49.9% at March 31, 2023, and the EBITDA to interest expense ratio was 5.2 to 1.0 for the twelve months ended March 31, 2023.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At March 31, 2023, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Long Term Debt
For information on the Company's long term debt, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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
The revolving senior secured credit facility provides Puget Energy the ability to borrow based on a prime based rate or SOFR, in either case, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of March 31, 2023, there was $135.0 million drawn and outstanding under the facility. As of the date of this report, interest was calculated as SOFR plus 0.10% SOFR adjustment plus 1.75% spread over the adjusted SOFR rate and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. As of March 31, 2023, Puget Energy was in compliance with all applicable covenants.
On September 26, 2022, PE borrowed $50.0 million on the credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds will be used for general corporate purposes.

Shelf Registrations
In March 2022, Puget Energy filed an S-3 Registration statement under which it may issue up to $1.0 billion aggregate principal amount of senior notes secured by Puget Energy's assets. As of the date of this report, $550.0 million was available to be issued. The shelf registration will expire in March 2025.

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
For further information, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.9 to 1.0 for the twelve months ended March 31, 2023.
At March 31, 2023, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Washington Clean Energy Transformation Act
In May 2019, Washington State passed the Clean Energy Transformation Act (CETA), which supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The CETA requires all electric utilities to eliminate coal-fired generation from their allocation of electricity by December 31, 2025; to be carbon-neutral by January 1, 2030 through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean energy implementation plans are required every four years from each investor-owned utility (IOU). The plan must propose interim targets for meeting the 2045 standard between 2030 and 2045 and describe an actionable plan that the IOU intends to pursue to meet the standard. The Washington Commission may approve, reject or recommend alterations to an IOU’s plan. The Company intends to seek recovery of any costs associated with CETA through the regulatory process. On December 17, 2021, PSE filed its Final CEIP, which proposes a plan for implementation of CETA for 2022-2025 and projects costs associated with its implementation. The Washington Commission held a hearing on January 31, 2023. Once the CEIP is approved by the Washington Commission, approved costs will be recovered through the CEIP tracker approved in the 2022 GRC.

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
The CCA regulates PSE both as an electric utility and as a natural gas distribution utility. PSE is required to obtain emission allowances or offset credits for GHG emissions associated with electricity generated in or imported into the state to serve Washington State load, and all electricity generated by Washington State PSE facilities with total annual emissions exceeding 25,000 metric tons of carbon dioxide equivalent per year. As an electric utility subject to Washington’s CETA, which is discussed below, PSE will receive emission allowances at no cost through 2050 for direct emissions associated with electricity used to serve Washington State load to mitigate impacts to ratepayers. PSE will also be required to obtain emission allowances for GHG emissions associated with natural gas supplied to customers and any facilities associated with its natural gas system with total facility emissions that exceed 25,000 metric tons of carbon dioxide equivalent per year. PSE will receive some emission allowances to cover its natural gas obligation at no cost to mitigate impacts to customers; the amount will be based on a percentage of baseline emissions (determined from 2015 - 2019 natural gas system related emissions) that will decline to mitigate rate impacts to certain natural gas customers. Offset credit use is limited and the WDOE will reduce the cap proportionally for any offsets used. In the first compliance period, 2023-2026, participating entities can cover up to 5% of their emissions with offset credits, and can cover an additional 3% with credits from projects on federally recognized Tribal lands. In the second compliance period, 2027-2030, the general limit drops to 4%, with an additional 2% from projects on Tribal lands.

Related Party Transactions
In August 2015, PSE filed a proposal with the Washington Commission to develop a LNG facility at the Port of Tacoma. The Tacoma LNG facility provides peak-shaving services to PSE’s natural gas customers, and provides LNG as fuel to transportation customers, particularly in the marine market. Following a mediation process and the filing of a settlement stipulation by PSE and all parties, the Washington Commission issued an order on October 31, 2016, that allowed PSE’s parent company, Puget Energy, to create a wholly-owned subsidiary, named Puget LNG, which was formed on November 29, 2016, for the sole purpose of owning, developing and financing the non-regulated activity of the Tacoma LNG facility. Puget LNG has entered into one fuel supply agreement with a maritime customer and is marketing the facility’s output to other potential customers.
In February 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations. Pursuant to the Commission’s order, Puget LNG is allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $244.9 million of non-utility plant and $7.8 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of March 31, 2023. The portion of the Tacoma LNG facility allocated to PSE is subject to regulation by the Washington Commission.

Integrated Resource Plans, Resource Acquisition and Development
The 2021 Integrated Resource Plan marked a major departure from past Integrated Resource Plans (IRP) due in large part to the passage of CETA. The new electric progress report rules, Washington Administrative Code 480-100-625 Integrated Resource Plan Development and Timing, outlines the requirements for this report. The two-year progress report must be filed at least every two years after the utility files it’s IRP. The final 2023 Electric Progress Report and the Gas Utility IRP were filed on March 31, 2023.
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
For further information, see Part I, Item I “Integrated Resource Plans, Resource Acquisition and Development” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Environmental Remediation
The Company is subject to federal and state requirements for protection of the environment, including those for release of hazardous materials and remediation of contaminated sites. A potentially responsible party has joint and several liability under existing U.S. environmental laws. In instances where we have been designated a potentially responsible party by the Environmental Protection Agency or state environmental agency, we are potentially liable for the cost of remediating contamination at current work sites and former work sites. Such sites include former manufactured gas plants operated by PSE predecessors, such as Gas Works Park on the shore of Lake Union in Seattle, or contaminated facilities with other connections to PSE predecessors, such as the location of a long-defunct creosote manufacturer which had purchased waste products from PSE predecessors, the Quendall Terminals site on Lake Washington in Renton, Washington. In each case, PSE assesses, based on in-depth studies, expert analyses and legal reviews, our environmental remediation obligations related to contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties and/or insurance carriers. PSE develops a range of reasonably estimable costs that includes a low and high end of a range for all remediation sites for which we have sufficient information. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. Liabilities are recorded based on the best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites. It is possible that costs are incurred in excess of the recorded amounts because of changes in laws and/or regulations, higher than expected costs and/or the discovery of new or additional contamination. The Company believes a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties or from customers under a Washington Commission order.
For additional information see Item 8, Note 4, "Regulation and Rates" to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Other Legal Matters
On October 3, 2022, a putative class-action complaint was filed against PSE in the Pierce County Superior Court of Washington, alleging violations of state wage-and-hour laws. Subsequently, PSE removed the case from state court to the U.S. District Court for the Western District of Washington. Class has not been certified and the plaintiff currently seeks remand back to state court. The case is in early stages of discovery and due to the inherent difficult of predicting the course of legal action relating to this class-action allegation, such as eventual scope, duration or outcome, the Company is currently unable to estimate the amount or range of any potential loss that could result from an unfavorable outcome arising from this matter.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of fluctuations in commodity prices, counterparty credit risk, as well as interest rate risk. PSE maintains risk policies and procedures to help manage the various risks. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable-rate leases and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations and borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. During periods of financial market or interest rate volatility, the Company may utilize its credit facilities for short term funding needs instead of the commercial paper program. Credit facility borrowings are based on a more stable base rate and the credit spread is fixed. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swaps or other financial hedge instruments to manage the interest rate risk associated with the debt.

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of March 31, 2023.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report and see "Other Legal Matters" included in this Item 2 of this report.
Given the size of the Company's operations, we have elected to adopt a threshold of $1.0 million in expected sanctions related to required disclosures of environmental proceedings to which the government is a party. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

Item 1A.     Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6.         Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

3(i).1
Amended Articles of Incorporation of Puget Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to Puget Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-16305).

3(i).2
Amended and Restated Articles of Incorporation of Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit 3.2 to Puget Sound Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-4393).

3(ii).1
Amended and Restated Bylaws of Puget Energy, Inc. (incorporated herein by reference to Exhibit 3.3 to Puget Energy's Annual Report on Form 10-K, dated February 25, 2022, Commission File No. 001-16305).

3(ii).2
Amended and Restated Bylaws of Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit 3.4 to Puget Sound Energy's Annual Report on Form 10-K dated February 25, 2022, Commission File No. 001-04393).

22.1*	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2023 filed on May 10, 2023 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stacy Smith
Stacy Smith Controller & Principal Accounting Officer
Date:	May 10, 2023