Form 10-Q
period 2023-06-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2023-08-03
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

DEFINITIONS

ASU	Accounting Standards Update
ASC	Accounting Standards Codification
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse gas
GRC	General Rate Case
IBEW	International Brotherhood of Electrical Workers
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PTCs	Production Tax Credits
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
Puget LNG	Puget LNG, LLC
SERP	Supplemental Executive Retirement Plan
UA	The United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada
Washington Commission	Washington Utilities and Transportation Commission
WSPP	WSPP, Inc.

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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

●	Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Utilities and Transportation Commission (Washington Commission), that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;
●	Changes in, adoption of and compliance with laws and regulations, including decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by-products of electric generation (including coal ash or other substances), natural resources, and fish and wildlife (including the Endangered Species Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;
●	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
●	Inability to realize deferred tax assets and use production tax credits (PTCs) due to insufficient future taxable income;
●	Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, landslides, fires and wildfires (either affecting or caused by PSE's facilities or infrastructure), extreme weather conditions and other acts of God, terrorism, asset-based or cyber-based attacks, pandemic or similar significant events, which can interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials, impose extraordinary costs, and can subject the Company to liability;
●	Commodity price risks associated with procuring natural gas and power in wholesale markets from creditworthy counterparties;
●	Wholesale market disruption, which may result in a deterioration of market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, negatively affect wholesale energy prices and/or impede PSE's ability to manage its energy portfolio risks and procure energy supply, affect the availability and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
●	Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
●	The effect of wholesale market structures (including, but not limited to, regional market designs or transmission organizations) or other related federal initiatives;
●	PSE electric or natural gas distribution system failure, blackouts or large curtailments of transmission systems (whether PSE's or others'), or failure of the interstate natural gas pipeline delivering to PSE's system, all of which can affect PSE's ability to deliver power or natural gas to its customers and generating facilities;
●	Electric plant generation and transmission system outages, which can have an adverse impact on PSE's expenses with respect to repair costs, added costs to replace energy or higher costs associated with dispatching a more expensive generation resource;
●	The ability to restart generation following a regional transmission disruption;
●	The ability of a natural gas or electric plant to operate as intended;
●
PSE's resource adequacy needs to meet the Clean Energy Transformation Act (CETA) and the Climate Commitment Act (CCA) requirements, through a combination of owned or contracted resources, may significantly increase power and gas costs if pricing pressures and supply constraints on resource acquisitions increase;

●	Changes in climate, weather conditions, or sustained extreme weather events in the Pacific Northwest, which could have effects on customer usage and PSE's revenue and expenses;
●	Regional or national weather, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;
●	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
●	Variable wind conditions, which can impact PSE's ability to generate electricity from wind facilities;
●	The ability to renew contracts for electric and natural gas supply and the price of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in the Pacific Northwest, such as inflation, which may impact customer consumption or affect PSE's accounts receivable;
●	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
●	Employee workforce factors including strikes; work stoppages; retirements; absences due to pandemics, accidents, natural disasters or other significant, unforeseeable events; availability of qualified employees or the loss of a key executive;
●	PSE's service territory operates within a region of high demand for skilled workers resulting in significant competition and inflated wages, which puts pressure on PSE's ability to attract, retain and compensate employees;
●	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, including those arising from catastrophic events such as wildfires and the cost of such insurance;
●	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally;
●	Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder; and
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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenue:
Electric	$680,639	$594,331	$1,690,799	$1,350,708
Natural gas	270,140	236,054	787,398	662,402
Other	12,849	11,991	26,618	22,703
Total operating revenue	963,628	842,376	2,504,815	2,035,813
Operating expenses:
Energy costs:
Purchased electricity	227,539	212,391	567,355	450,594
Electric generation fuel	64,147	46,498	214,401	107,142
Residential exchange	(16,181)	(16,783)	(39,712)	(39,853)
Purchased natural gas	114,917	92,452	350,399	269,785
Unrealized (gain) loss on derivative instruments, net	30,802	9,273	222,925	(122,648)
Utility operations and maintenance	174,497	160,933	369,488	331,233
Non-utility expense and other	13,858	15,299	29,904	30,718
Depreciation & amortization	187,491	165,676	376,208	330,252
Conservation amortization	26,259	25,906	64,478	56,047
Taxes other than income taxes	92,150	86,544	225,840	207,921
Total operating expenses	915,479	798,189	2,381,286	1,621,191
Operating income (loss)	48,149	44,187	123,529	414,622
Other income (expense):
Other income	17,294	13,231	30,992	26,395
Other expense	(3,427)	(4,538)	(5,904)	(7,692)
Interest charges:
AFUDC	5,874	3,974	11,482	8,103
Interest expense	(93,391)	(86,194)	(183,433)	(172,662)
Income (loss) before income taxes	(25,501)	(29,340)	(23,334)	268,766
Income tax (benefit) expense	11,409	4,156	13,607	23,967
Net income (loss)	$(36,910)	$(33,496)	$(36,941)	$244,799

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(36,910)	$(33,496)	$(36,941)	$244,799
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(1,883), $488, $(2,059) and $975, respectively	(7,085)	1,831	(7,743)	3,662
Other comprehensive income (loss)	(7,085)	1,831	(7,743)	3,662
Comprehensive income (loss)	$(43,995)	$(31,665)	$(44,684)	$248,461

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2023	December 31, 2022
Utility plant (at original cost, including construction work in progress of $1,068,267 and $861,801 respectively):
Electric plant	$10,585,124	$10,300,895
Natural gas plant	4,837,939	4,721,982
Common plant	1,013,304	1,103,783
Less: Accumulated depreciation and amortization	(4,414,522)	(4,341,789)
Net utility plant	12,021,845	11,784,871
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	314,098	328,535
Total other property and investments	1,970,611	1,985,048
Current assets:
Cash and cash equivalents	253,144	105,740
Restricted cash	36,504	63,045
Accounts receivable, net of allowance for doubtful accounts of $42,666 and $41,962, respectively	408,215	673,236
Unbilled revenue	182,961	284,022
Materials and supplies, at average cost	141,268	132,172
Fuel and natural gas inventory, at average cost	83,849	94,075
Unrealized gain on derivative instruments	95,490	587,029
Prepaid expense and other	55,669	41,940
Power contract acquisition adjustment gain	17,033	16,736
Total current assets	1,274,133	1,997,995
Other long-term and regulatory assets:
Power cost adjustment mechanism	93,762	112,207
Regulatory assets related to power contracts	6,905	7,904
Other regulatory assets	930,731	784,231
Unrealized gain on derivative instruments	53,978	94,621
Power contract acquisition adjustment gain	39,555	46,924
Operating lease right-of-use asset	187,508	193,509
Other	171,456	180,204
Total other long-term and regulatory assets	1,483,895	1,419,600
Total assets	$16,750,484	$17,187,514

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2023	December 31, 2022
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,523,532	3,523,532
Retained earnings	1,385,965	1,465,331
Accumulated other comprehensive income (loss), net of tax	(32,517)	(24,774)
Total common shareholder’s equity	4,876,980	4,964,089
Long-term debt:
First mortgage bonds and senior notes	5,062,000	4,662,000
Pollution control bonds	161,860	161,860
Long-term debt	2,000,000	2,034,300
Debt discount issuance costs and other	(193,332)	(194,787)
Total long-term debt	7,030,528	6,663,373
Total capitalization	11,907,508	11,627,462
Current liabilities:
Accounts payable	306,802	665,750
Short-term debt	135,800	441,300
Accrued expenses:
Taxes	131,616	116,098
Salaries and wages	52,035	60,537
Interest	64,812	62,148
Unrealized loss on derivative instruments	108,923	124,976
Power contract acquisition adjustment loss	1,536	1,638
Operating lease liabilities	20,654	20,342
Other	65,333	70,685
Total current liabilities	887,511	1,563,474
Other long-term and regulatory liabilities:
Deferred income taxes	945,267	985,947
Unrealized loss on derivative instruments	22,311	18,366
Purchased gas adjustment liability	138,996	3,536
Regulatory liabilities	906,593	1,147,143
Regulatory liability for deferred income taxes	784,844	811,161
Regulatory liabilities related to power contracts	56,588	63,660
Power contract acquisition adjustment loss	5,369	6,266
Operating lease liabilities	174,354	181,265
Finance lease liabilities	100,904	102,518
Compliance obligation	138,676	—
Other deferred credits	681,563	676,716
Total long-term and regulatory liabilities	3,955,465	3,996,578
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$16,750,484	$17,187,514

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2021	200	$—	$3,523,532	$1,067,216	$(27,432)	$4,563,316
Net income (loss)	—	—	—	278,295	—	278,295
Common stock dividend paid	—	—	—	(939)	—	(939)
Other comprehensive income (loss)	—	—	—	—	1,831	1,831
Balance at March 31, 2022	200	$—	$3,523,532	$1,344,572	$(25,601)	$4,842,503
Net income (loss)	—	—	—	(33,496)	—	(33,496)
Common stock dividend paid	—	—	—	(294)	—	(294)
Other comprehensive income (loss)	—	—	—	—	1,831	1,831
Balance at June 30, 2022	200	$—	$3,523,532	$1,310,782	$(23,770)	$4,810,544
Balance at December 31, 2022	200	$—	$3,523,532	$1,465,331	$(24,774)	$4,964,089
Net income (loss)	—	—	—	(31)	—	(31)
Common stock dividend paid	—	—	—	(28,133)	—	(28,133)
Other comprehensive income (loss)	—	—	—	—	(658)	(658)
Balance at March 31, 2023	200	$—	$3,523,532	$1,437,167	$(25,432)	$4,935,267
Net income (loss)	—	—	—	(36,910)	—	(36,910)
Common stock dividend paid	—	—	—	(14,292)	—	(14,292)
Other comprehensive income (loss)	—	—	—	—	(7,085)	(7,085)
Balance at June 30, 2023	200	$—	$3,523,532	$1,385,965	$(32,517)	$4,876,980

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net Income (loss)	$(36,941)	$244,799
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	376,208	330,252
Conservation amortization	64,478	56,047
Deferred income taxes and tax credits, net	(64,939)	(2,699)
Net unrealized (gain) loss on derivative instruments	222,925	(122,648)
AFUDC - equity	(17,270)	(13,887)
Other non-cash	10,479	4,180
Regulatory assets and liabilities	19,201	9,939
Purchased gas adjustment	159,676	3,401
GHG emission allowances	(60,231)	—
Other long term assets and liabilities	(8,421)	(11,079)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	337,513	158,608
Materials and supplies	(9,096)	(9,788)
Fuel and natural gas inventory	10,226	(31,502)
Prepayments and other	(13,729)	(5,757)
Accounts payable	(368,458)	(50,649)
Taxes payable	15,518	(16,963)
Other	(18,541)	(9,514)
Net cash provided by (used in) operating activities	618,598	532,740
Investing activities:
Construction expenditures - excluding equity AFUDC	(536,778)	(483,754)
Other	14,038	(566)
Net cash provided by (used in) investing activities	(522,740)	(484,320)
Financing activities:
Change in short-term debt, net	(339,800)	(76,000)
Dividends paid	(42,425)	(1,233)
Proceeds from long-term debt and bonds issued	396,488	448,075
Redemption of bonds and notes	—	(450,000)
Other	10,742	6,633
Net cash provided by (used in) financing activities	25,005	(72,525)
Net increase (decrease) in cash, cash equivalents, and restricted cash	120,863	(24,105)
Cash, cash equivalents, and restricted cash at beginning of period	168,785	103,150
Cash, cash equivalents, and restricted cash at end of period	$289,648	$79,045
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$155,933	$163,329
Cash payments (refunds) for income taxes	39,392	25,244
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$69,685	$67,845

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenue:
Electric	$680,639	$594,331	$1,690,799	$1,350,708
Natural gas	270,140	236,054	787,398	662,402
Other	6,105	11,991	15,338	22,668
Total operating revenue	956,884	842,376	2,493,535	2,035,778
Operating expenses:
Energy costs:
Purchased electricity	227,539	212,391	567,355	450,594
Electric generation fuel	64,147	46,498	214,401	107,142
Residential exchange	(16,181)	(16,783)	(39,712)	(39,853)
Purchased natural gas	114,917	92,452	350,399	269,785
Unrealized (gain) loss on derivative instruments, net	30,802	9,273	222,925	(122,648)
Utility operations and maintenance	174,497	160,933	369,488	331,233
Non-utility expense and other	6,720	11,842	14,734	24,656
Depreciation & amortization	185,815	164,009	372,858	327,713
Conservation amortization	26,259	25,906	64,478	56,047
Taxes other than income taxes	90,632	86,243	223,896	207,359
Total operating expenses	905,147	792,764	2,360,822	1,612,028
Operating income (loss)	51,737	49,612	132,713	423,750
Other income (expense):
Other income	16,349	11,005	29,169	21,973
Other expense	(3,427)	(4,538)	(5,904)	(7,692)
Interest charges:
AFUDC	5,874	3,974	11,482	8,103
Interest expense	(69,928)	(62,663)	(136,911)	(125,807)
Income (loss) before income taxes	605	(2,610)	30,549	320,327
Income tax (benefit) expense	(860)	3,708	1,549	38,564
Net income (loss)	$1,465	$(6,318)	$29,000	$281,763

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,465	$(6,318)	$29,000	$281,763
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(1,803), $953, $(1,793) and $1,906, respectively.	(6,785)	3,587	(6,749)	7,175
Amortization of treasury interest rate swaps to earnings, net of tax of $26, $24, $52 and $50, respectively.	95	98	192	195
Other comprehensive income (loss)	(6,690)	3,685	(6,557)	7,370
Comprehensive income (loss)	$(5,225)	$(2,633)	$22,443	$289,133

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2023	December 31, 2022
Utility plant (at original cost, including construction work in progress of $1,068,267 and $861,801, respectively):
Electric plant	$12,342,442	$12,071,531
Natural gas plant	5,390,844	5,276,156
Common plant	1,034,170	1,125,217
Less: Accumulated depreciation and amortization	(6,745,611)	(6,688,033)
Net utility plant	12,021,845	11,784,871
Other property and investments:
Other property and investments	68,790	80,076
Total other property and investments	68,790	80,076
Current assets:
Cash and cash equivalents	248,718	102,840
Restricted cash	36,504	63,045
Accounts receivable, net of allowance for doubtful accounts of $42,666 and $41,962, respectively	407,569	671,071
Unbilled revenue	182,961	284,014
Materials and supplies, at average cost	141,268	132,172
Fuel and natural gas inventory, at average cost	82,453	91,783
Unrealized gain on derivative instruments	95,490	587,029
Prepaid expense and other	55,537	41,940
Total current assets	1,250,500	1,973,894
Other long-term and regulatory assets:
Power cost adjustment mechanism	93,762	112,207
Other regulatory assets	930,731	784,231
Unrealized gain on derivative instruments	53,978	94,621
Operating lease right-of-use asset	187,508	193,509
Other	168,433	176,833
Total other long-term and regulatory assets	1,434,412	1,361,401
Total assets	$14,775,547	$15,200,242

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2023	December 31, 2022
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,535,105	3,535,105
Retained earnings	1,417,161	1,438,163
Accumulated other comprehensive income (loss), net of tax	(109,601)	(103,044)
Total common shareholder’s equity	4,843,524	4,871,083
Long-term debt:
First mortgage bonds and senior notes	5,062,000	4,662,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(40,780)	(37,095)
Total long-term debt	5,183,080	4,786,765
Total capitalization	10,026,604	9,657,848
Current liabilities:
Accounts payable	306,943	664,457
Short-term debt	—	357,000
Accrued expenses:
Taxes	134,152	116,472
Salaries and wages	52,035	60,537
Interest	54,869	52,170
Unrealized loss on derivative instruments	108,923	124,976
Operating lease liabilities	20,654	20,342
Other	65,333	70,685
Total current liabilities	742,909	1,466,639
Other long-term and regulatory liabilities:
Deferred income taxes	1,062,421	1,139,600
Unrealized loss on derivative instruments	22,311	18,366
Purchased gas adjustment liability	138,996	3,536
Regulatory liabilities	905,329	1,145,879
Regulatory liabilities for deferred income tax	785,401	811,724
Operating lease liabilities	174,354	181,265
Finance lease liabilities	100,904	102,518
Compliance obligation	138,676	—
Other deferred credits	677,642	672,867
Total long-term and regulatory liabilities	4,006,034	4,075,755
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$14,775,547	$15,200,242

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2021	85,903,791	$859	$3,485,105	$982,607	$(113,141)	$4,355,430
Net income (loss)	—	—	—	288,081	—	288,081
Common stock dividend paid	—	—	—	(13,896)	—	(13,896)
Other comprehensive income (loss)	—	—	—	—	3,685	3,685
Balance at March 31, 2022	85,903,791	$859	$3,485,105	$1,256,792	$(109,456)	$4,633,300
Net income (loss)	—	—	—	(6,318)	—	(6,318)
Common stock dividend paid	—	—	—	(2,037)	—	(2,037)
Other comprehensive income (loss)	—	—	—	—	3,685	3,685
Balance at June 30, 2022	85,903,791	$859	$3,485,105	$1,248,437	$(105,771)	$4,628,630
Balance at December 31, 2022	85,903,791	$859	$3,535,105	$1,438,163	$(103,044)	$4,871,083
Net income (loss)	—	—	—	27,535	—	27,535
Common stock dividend paid	—	—	—	(28,002)	—	(28,002)
Other comprehensive income (loss)	—	—	—	—	133	133
Balance at March 31, 2023	85,903,791	$859	$3,535,105	$1,437,696	$(102,911)	$4,870,749
Net income (loss)	—	—	—	1,465	—	1,465
Common stock dividend paid	—	—	—	(22,000)	—	(22,000)
Other comprehensive income (loss)	—	—	—	—	(6,690)	(6,690)
Balance at June 30, 2023	85,903,791	$859	$3,535,105	$1,417,161	$(109,601)	$4,843,524

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net Income (loss)	$29,000	$281,763
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	372,858	327,713
Conservation amortization	64,478	56,047
Deferred income taxes and tax credits, net	(101,759)	(12,285)
Net unrealized (gain) loss on derivative instruments	222,925	(122,648)
AFUDC - equity	(17,270)	(13,887)
Other non-cash	5,227	(1,299)
Regulatory assets and liabilities	19,201	9,939
Purchased gas adjustment	159,676	3,401
GHG emission allowances	(60,231)	—
Other long term assets and liabilities	(7,163)	(6,523)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	335,986	160,983
Materials and supplies	(9,096)	(9,788)
Fuel and natural gas inventory	9,330	(31,142)
Prepayments and other	(13,597)	(5,757)
Accounts payable	(367,024)	(58,115)
Taxes payable	17,680	(22,667)
Other	(18,507)	(3,279)
Net cash provided by (used in) operating activities	641,714	552,456
Investing activities:
Construction expenditures - excluding equity AFUDC	(536,654)	(483,117)
Other	14,038	(566)
Net cash provided by (used in) investing activities	(522,616)	(483,683)
Financing activities:
Change in short-term debt, net	(357,000)	(85,000)
Dividends paid	(50,002)	(15,933)
Proceeds from long-term debt and bonds issued	396,488	—
Other	10,753	10,399
Net cash provided by (used in) financing activities	239	(90,534)
Net increase (decrease) in cash, cash equivalents, and restricted cash	119,337	(21,761)
Cash, cash equivalents, and restricted cash at beginning of period	165,885	96,247
Cash, cash equivalents, and restricted cash at end of period	$285,222	$74,486
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$119,815	$115,192
Cash payments (refunds) for income taxes	61,995	55,131
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$69,685	$67,845

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

Greenhouse Gas Emission Allowances
PSE is required to obtain emission allowances or offset credits for greenhouse gas (GHG) emissions associated with electricity it generates or imports into Washington State and natural gas supplied to customers in accordance with the cap-and- invest program included in the Climate Commitment Act (CCA). PSE records allocated and purchased emission allowances at cost, similar to an inventory method. PSE measures the compliance obligation at the weighted average cost of allowances held plus the fair value of additional allowances required to satisfy the obligation after adjustment for applicable no-cost allowances received. PSE includes the obligation in current liabilities and long-term liabilities reported in the "Compliance obligations" line item on the consolidated balance sheets based on the dates the allowances are to be surrendered. Consistent with ASC 980, PSE defers costs and revenues associated with the cap-and-invest program through regulatory assets and liabilities.

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

The following table presents the activity in the allowance for credit losses for accounts receivable for the six months ended June 30, 2023 and 2022:

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2023	2022
Allowance for credit losses:
Beginning balance	$41,962	$34,958
Provision for credit loss expense	17,334	15,727
Receivables charged-off	(16,630)	(8,343)
Total ending allowance balance	$42,666	$42,342

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
Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $243.3 million and $246.5 million of non-utility plant operating cost is reported in the Puget Energy "Other property and investments" line item as of June 30, 2023 and December 31, 2022, respectively. Additionally, $14.1 million and $5.4 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the six months ended June 30, 2023, and June 30, 2022, respectively. Further, $238.1 million and $245.7 million of natural gas plant related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of June 30, 2023 and December 31, 2022, respectively, as PSE is a regulated entity.

Variable Interest Entities
In April 2017, PSE entered into a power purchase agreement (PPA) with Skookumchuck Wind Energy Project, LLC (Skookumchuck) pursuant to which Skookumchuck would develop a wind generation facility and sell bundled energy and associated attributes, namely renewable energy certificates (RECs), to PSE over a term of 20 years. Skookumchuck commenced commercial operation in November 2020. In May 2020, PSE entered into a PPA with Golden Hills Wind Farm, LLC (Golden Hills) pursuant to which Golden Hills would develop a wind generation facility and sell bundled energy and associated attributes, namely RECs, to PSE over a term of 20 years. On April 29, 2022, Golden Hills commenced commercial operations. In February 2021, PSE entered into a PPA with Clearwater Wind Project, LLC (Clearwater) in which Clearwater would develop a wind generation facility and sell energy and associated attributes to PSE over a term of 25 years. On November 8, 2022, Clearwater commenced commercial operations. For each of the aforementioned PPAs, PSE has no equity investment in the generation facilities, but is the only customer of each facility. PSE has concluded that Skookumchuck, Golden Hills, and Clearwater represent variable interest entities (VIE) and that PSE is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of the facilities. Additionally, PSE does not have the obligation to absorb losses or receive benefits. As a result, PSE does not consolidate the VIEs.
Purchased energy of $47.9 million and $11.7 million were recognized in purchased electricity on the Company's consolidated statements of income for the six months ended June 30, 2023 and June 30, 2022, respectively. Additionally, $0.9 million and $3.8 million were included in accounts payable on the Company's balance sheet as of June 30, 2023 and December 31, 2022, respectively.

(2)  New Accounting Pronouncements

Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". ASU 2022-06 postpones the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. As of June 30, 2023, the Company is not aware of any current agreements that reference LIBOR and thus, has not utilized any practical expedients. The Company continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2024.

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months ended June 30, 2023 and June 30, 2022:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30, 2023
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$326,352	$171,040	$—	$497,392
Commercial	248,204	81,825	—	330,029
Industrial	28,521	6,192	—	34,713
Other	5,219	—	—	5,219
Wholesale	59,892	—	—	59,892
Transmission and transportation	10,628	5,260	—	15,888
Miscellaneous	6,984	(50)	12,849	19,783
Total revenue from contracts with customers	$685,800	$264,267	$12,849	$962,916
Total other revenue[2]	(5,161)	5,873	—	712
Total operating revenue	$680,639	$270,140	$12,849	$963,628
_____________
1 Other includes $6.7 million of Puget LNG revenues recorded at Puget Energy.
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

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the six months ended June 30, 2023 and June 30, 2022:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Six Months Ended June 30, 2023
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$797,207	$521,064	$—	$1,318,271
Commercial	539,693	234,062	—	773,755
Industrial	62,368	17,283	—	79,651
Other	10,720	—	—	10,720
Wholesale	202,152	—	—	202,152
Transmission and transportation	25,114	10,954	—	36,068
Miscellaneous	10,975	(418)	26,618	37,175
Total revenue from contracts with customers	$1,648,229	$782,945	$26,618	$2,457,792
Total other revenue[2]	42,570	4,453	—	47,023
Total operating revenue	$1,690,799	$787,398	$26,618	$2,504,815
_____________
1 Other includes $11.3 million of Puget LNG revenues recorded at Puget Energy.
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
The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	June 30, 2023			December 31, 2022
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$114,282	$86,623	*	$337,703	$87,120
Natural gas derivatives (MMBtus)[3]	256	35,186	44,611	322	343,947	56,222
Total derivative contracts		$149,468	$131,234		$681,650	$143,342
Current		$95,490	$108,923		$587,029	$124,976
Long-term		53,978	22,311		94,621	18,366
Total derivative contracts		$149,468	$131,234		$681,650	$143,342
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
* Electric portfolio derivatives consist of electric generation fuel of 230.3 million British Thermal Units (MMBtu) and purchased electricity of 3.1 million Megawatt hours (MWhs) at June 30, 2023, and 234.9 million MMBtus and 5.3 million MWhs at December 31, 2022.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At June 30, 2023
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$149,468	$—	$149,468	$(72,861)	$—	$76,607
Liabilities:
Energy derivative contracts	$131,234	$—	$131,234	$(72,861)	$(5,887)	$52,486

Puget Energy and Puget Sound Energy	At December 31, 2022
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$681,650	$—	$681,650	$(125,334)	$—	$556,316
Liabilities:
Energy derivative contracts	$143,342	$—	$143,342	$(125,334)	$(5,661)	$12,347
_______________
1 All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Classification	2023	2022	2023	2022
Gas for power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$(9,693)	$(16,582)	$(114,339)	$70,291
Realized	Electric generation fuel	(13,572)	16,039	74,695	43,130
Power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(21,109)	7,309	(108,586)	52,357
Realized	Purchased electricity	(3,885)	4,454	47,132	7,045
Total gain (loss) recognized in income on derivatives		$(48,259)	$11,220	$(101,098)	$172,823

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2023, approximately 99.5% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 0.5% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of June 30, 2023, PSE had cash posted as collateral of $21.9 million related to contracts executed on the ICE platform. In August 2022, PSE entered into a standby letter of credit agreement with TD Bank allowing standby letter of credit postings of up to $50.0 million as a condition of transacting on the ICE NGX platform. As of June 30, 2023, PSE had no cash posted with ICE NGX and $7.0 million issued under the standby letter of credit agreement. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended June 30, 2023.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30, 2023			At December 31, 2022
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$1,229	$—	$1,229	$3,157	$—	$3,157
Requested credit for adequate assurance	27,424	—	—	4,157	—	—
Forward value of contract[3]	5,887	21,891	N/A	5,661	56,200	N/A
Total	$34,540	$21,891	$1,229	$12,975	$56,200	$3,157
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $44.2 million and $55.0 million at June 30, 2023 and December 31, 2022 respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.

The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		June 30, 2023		December 31, 2022
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$7,030,528	$6,601,133	$6,629,073	$6,149,797
Long-term debt (variable-rate)	2	—	—	34,300	34,300
Total liabilities		$7,030,528	$6,601,133	$6,663,373	$6,184,097

Puget Sound Energy		June 30, 2023		December 31, 2022
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$5,183,080	$4,801,597	$4,786,765	$4,379,010
Total liabilities		$5,183,080	$4,801,597	$4,786,765	$4,379,010
_______________
1 The carrying value includes debt issuances costs of $21.8 million and $21.5 million for June 30, 2023 and December 31, 2022, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $21.9 million and $21.4 million for June 30, 2023 and December 31, 2022, respectively, which are not included in fair value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At June 30, 2023			Fair Value At December 31, 2022
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$39,846	$74,436	$114,282	$218,610	$119,093	$337,703
Natural gas derivative instruments	34,502	684	35,186	342,988	959	343,947
Total assets	$74,348	$75,120	$149,468	$561,598	$120,052	$681,650
Liabilities:
Electric derivative instruments	$70,094	$16,529	$86,623	$84,105	$3,015	$87,120
Natural gas derivative instruments	44,031	580	44,611	55,136	1,086	56,222
Compliance obligations	138,676	—	138,676	—	—	—
Total liabilities	$252,801	$17,109	$269,910	$139,241	$4,101	$143,342

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
(Dollars in Thousands)	2023			2022
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$69,734	$215	$69,949	$(6,010)	$(1,212)	$(7,222)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	(16,296)	—	(16,296)	4,814	—	4,814
Included in regulatory assets / liabilities	—	135	135	—	70	70
Settlements	4,469	(246)	4,223	7,018	271	7,289
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	94	154	248
Balance at end of period	$57,907	$104	$58,011	$5,916	$(717)	$5,199

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2023			2022
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$116,078	$(127)	$115,951	$(42,752)	$(2,120)	$(44,872)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	(35,063)	—	(35,063)	43,633	—	43,633
Included in regulatory assets / liabilities	—	44	44	—	485	485
Settlements	(23,325)	17	(23,308)	4,766	595	5,361
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	217	170	387	269	323	592
Balance at end of period	$57,907	$104	$58,011	$5,916	$(717)	$5,199
___________________
1 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(16.1) million and $4.6 million for the three months ended June 30, 2023 and 2022, respectively.
2 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(25.9) million and $40.8 million for the six months ended June 30, 2023 and 2022, respectively.

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of June 30, 2023:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$74,436	$16,529	Discounted cash flow	Power prices (per MWh)	$58.45	$198.55	$113.50
Natural gas	$684	$580	Discounted cash flow	Natural gas prices (per MMBtu)	$1.14	$6.63	$2.57
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2022:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$119,093	$3,015	Discounted cash flow	Power prices (per MWh)	$55.79	$291.03	$131.51
Natural gas	$959	$1,086	Discounted cash flow	Natural gas prices (per MMBtu)	$3.84	$7.00	$4.87
___________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of June 30, 2023 and December 31, 2022, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $26.5 million and $37.6 million, respectively.

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
As of June 30, 2023, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and determined that no impairment was needed. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations."

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

The following tables summarize the Company’s net periodic benefit cost for the three and six months ended June 30, 2023 and 2022:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$4,633	$6,378	$71	$139	$47	$55
Interest cost	8,259	6,044	424	313	115	81
Expected return on plan assets	(12,668)	(12,730)	—	—	(79)	(99)
Amortization of prior service cost	—	—	72	72	7	6
Amortization of net loss (gain)	(360)	1,563	—	618	(51)	(4)
Net periodic benefit cost	$(136)	$1,255	$567	$1,142	$39	$39

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$9,265	$13,175	$143	$279	$94	$109
Interest cost	16,188	12,131	849	626	231	163
Expected return on plan assets	(25,320)	(25,507)	—	—	(159)	(198)
Amortization of prior service cost	—	—	145	145	14	11
Amortization of net loss (gain)	(1,226)	3,191	—	1,236	(101)	(8)
Net periodic benefit cost	$(1,093)	$2,990	$1,137	$2,286	$79	$77

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$4,633	$6,378	$71	$139	$47	$55
Interest cost	8,259	6,044	424	313	115	81
Expected return on plan assets	(12,668)	(12,730)	—	—	(79)	(98)
Amortization of prior service cost	—	—	72	72	7	6
Amortization of net loss (gain)	—	3,734	22	662	(54)	(6)
Net periodic benefit cost	$224	$3,426	$589	$1,186	$36	$38

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$9,265	$13,175	$143	$279	$94	$109
Interest cost	16,188	12,131	849	626	231	163
Expected return on plan assets	(25,320)	(25,508)	—	—	(159)	(197)
Amortization of prior service cost	—	—	145	145	14	11
Amortization of net loss (gain)	—	7,540	42	1,324	(109)	(11)
Net periodic benefit cost	$133	$7,338	$1,179	$2,374	$71	$75

The following table summarizes the Company’s change in benefit obligation for the periods ended June 30, 2023 and December 31, 2022:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended	Year Ended	Six Months Ended	Year Ended	Six Months Ended	Year Ended
(Dollars in Thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Change in benefit obligation:
Benefit obligation at beginning of period	$589,278	$834,960	$32,046	$43,155	$9,015	$11,654
Amendments	—	—	—	—	—	38
Service cost	9,265	26,351	143	557	94	217
Interest cost	16,188	24,263	849	1,253	231	311
Curtailment	—	—	(2,772)	—	—	—
Actuarial loss (gain)	11,301	(215,005)	251	(5,260)	—	(2,397)
Benefits paid	(22,760)	(80,226)	(2,507)	(7,659)	(639)	(808)
Administrative expense	—	(1,065)	—	—	—	—
Benefit obligation at end of period	$603,272	$589,278	$28,010	$32,046	$8,701	$9,015

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2023, are expected to be at least $18.0 million, $3.5 million and $0.3 million, respectively. The Company contributed $2.5 million and $1.0 million to fund the SERP during each of the six months ended June 30, 2023 and the six months ended June 30, 2022, respectively. The Company contributed an immaterial amount to fund the other postretirement plans.

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

Climate Commitment Act Deferral
On December 29, 2022, PSE filed accounting petitions with the Washington Commission requesting authorization to defer costs and revenues associated with the Company’s compliance with the Climate Commitment Act (CCA) codified in law within Revised Code of Washington (RCW) 70A.65. On February 28, 2023, in Order 01 under Docket No. UE-220974 and UG-220975, the Washington Commission granted PSE approval to defer the cost of emission allowances to comply with the CCA and the proceeds from no-cost allowances consigned to auction beginning January 1, 2023. This accounting treatment is necessary in order for PSE to defer and seek recovery of CCA costs that are not currently included in rates. As of June 30,

2023, PSE deferred $129.0 million and $69.9 million of CCA compliance costs for natural gas and electric liabilities, respectively. Additionally, PSE will consign for auction at least the minimum amount of no-cost emission allowances allocated for natural gas operations in compliance with the CCA, the proceeds of which will be used for the benefit of natural gas customers, as determined by the Washington Commission. PSE will not record a regulatory liability to defer the proceeds until consigned allowances are sold at auction. As of June 30, 2023, PSE has no regulatory liability related to proceeds from the sale of consigned GHG emission allowances.
In October 2022, the Washington Department of Ecology (WDOE) published final regulations to implement the cap and invest program. The WDOE also indicated that they will have subsequent rulemakings that will build off initial rulemaking as program implementation gets underway and progress with Washington State carbon goals are evaluated. One component of the CCA rules stipulates the WDOE shall provide qualifying electric utilities, such as PSE, with no-cost allowances based on the cost burden of the program to electric customers, which is derived using a forecast of emissions. An additional component of the CCA rules stipulates that the allocation of no-cost allowances is adjusted over time to take into account the cumulative total of no-cost allowances an electric utility has been given relative to its reported GHG emissions. Such adjustments will be made through a WDOE adjustment in the fourth quarter of the following year. WDOE has indicated that such adjustment would take into account the cumulative total of allowances an electric utility has received relative to its reported GHG emissions. WDOE would add allowances to an electric utility's account if such account has an allowance deficit, and WDOE would add fewer allowances to an electric utility's account going forward if such account had previously allocated excess allowances. WDOE has not provided further guidance or rules specifying how such adjustments will be determined. As a result, the Company cannot predict the impact of such adjustments.
As of June 30, 2023, PSE's CCA electric compliance obligation is based upon the WDOE's initial allocation of no-cost allowances. However, qualifying electric utilities can submit revised emissions forecasts approved by the Washington Commission to WDOE by July 30, 2023, and the WDOE, if appropriate, may adjust the initial allocation schedule of no-cost allowances to reflect such revised 2023 emissions forecasts. PSE filed its revised forecast of 2023 emission under Docket No. UE 220797, which was approved by the Washington Commission on July 27, 2023 and then submitted to the WDOE on July 27, 2023. WDOE must approve any additional allowance allocation based on the July 2023 revised forecast no later than October 1, 2023 and this may result in the allocation of additional no-cost allowances to PSE for 2023, which may impact PSE's CCA compliance costs, and thus, the electric deferred CCA compliance costs consistent with Docket No. UE-220974.
Following the October 1, 2023 WDOE decision PSE's no-cost allowance allocation will be set for 2023 until the fourth quarter of 2024 when there is an opportunity to request a "true-up" of no-cost allowances under the aforementioned adjustment mechanism. However, as of June 30, 2023, due to the uncertainty around implementation of the adjustment mechanism PSE did not adjust the CCA electric compliance obligation anticipating an adjustment to no cost allowances to reported 2023 electric GHG emissions and does not plan to make such adjustment until a formal true-up allocation has been granted by the WDOE.

Revenue Decoupling Adjustment Mechanism
In June 2021, the Washington Commission approved the multi-party settlement agreement, which was filed within PSE’s PCORC filing. As part of this settlement agreement, the electric annual fixed power cost allowed revenue was updated to reflect changes in the approved revenue requirement and took effect on July 1, 2021.
In September 2021, the Washington Commission approved the 2019 GRC filing. As part of this filing, the annual electric and gas delivery cost allowed revenue was updated to reflect changes in the approved revenue requirement. The changes took effect on October 1, 2021.
On January 6, 2023, the Washington Commission approved the natural gas 2022 GRC filing. As part of this filing, the annual gas delivery allowed revenue was updated to reflect changes in the approved revenue requirement. Additionally, the Commission approved the removal of the earnings test from the decoupling mechanism in accordance with RCW 80.28.425(6). The changes took effect on January 7, 2023.
On January 10, 2023, the Washington Commission approved the electric 2022 GRC filing. As part of this filing, the annual electric delivery and fixed power cost allowed revenue was updated to reflect changes in the approved revenue requirement. Additionally, the Commission approved the removal of the earnings test from the decoupling mechanism in accordance with RCW 80.28.425(6). The changes took effect on January 11, 2023.
On June 30, 2023, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. Based on the analyses, no reserve adjustment was recorded as of June 30, 2023 and 2022.

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

For the six months ended June 30, 2023, in its PCA mechanism, PSE over recovered its allowable costs by $12.1 million of which zero was apportioned to customers and $2.4 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $26.6 million for the six months ended June 30, 2022, of which $4.8 million was apportioned to customers and accrued $0.6 million of interest on the total deferred customer balance.

Power Cost Adjustment Clause
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2022. During 2022, actual power costs were higher than baseline power costs, thereby, creating an under-recovery of $110.1 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $39.0 million of the under-recovered amount, and customers were responsible for the remaining $71.1 million, or $76.4 million including interest and adjusted for revenue sensitive items. On April 28, 2023, PSE filed the 2022 PCA report under Docket No. UE-230313 that proposed a recovery of the deferred balance, which included a revenue requirement increase of 0.9% in overall bill for all customers, with rates proposed to go into effect from December 1, 2023 through December 31, 2024.
PSE also exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2021, as actual power costs were higher than baseline power costs, thereby, creating an under-recovery of $68.0 million. PSE absorbed $31.3 million of the under-recovered amount, and customers were responsible for the remaining $36.7 million, or $38.4 million including interest. In October 2022, the Washington Commission approved PSE's 2021 PCA report that proposed to recover the deferred balance for the 2021 PCA period by keeping the current rates and allowing recovery from January 1, 2023 through November 30, 2023.

Purchased Gas Adjustment Mechanism
In October 2021, the Washington Commission approved PSE's request for PGA rates in Docket UG-210721, effective November 1, 2021. As part of that filing, PSE requested an annual revenue increase of $59.1 million, where PGA rates, under Schedule 101, increase annual revenue by $80.6 million, and the tracker rates under Schedule 106, decrease annual revenue by $21.5 million. Those annual 2021 PGA rate increases will be set in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B, which were set, in effect, through September 30, 2023 per the 2019 GRC.
In October 2022, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-220715, effective November 1, 2022. As part of that filing, PSE requested an annual revenue increase of $155.3 million, where PGA rates, under Schedule 101, increase annual revenue by $142.1 million, and the tracker rates under Schedule 106 increase annual revenue by $13.2 million.
In November 2022, the FERC approved a settlement of a counterparty, FERC Docket No. RP17-346. Under the terms, PSE was allocated $24.2 million related to PSE natural gas services, which was recorded on December 31, 2022 and included below. The 2022 GRC order requires PSE to amortize the refund in 2023 as a credit against natural gas costs and therefore pass back the refund to customers through the PGA mechanism.

The following table presents the PGA mechanism balances and activity at June 30, 2023 and December 31, 2022:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30,	At December 31,
PGA (liability)/receivable balance and activity	2023	2022
PGA (liability)/receivable beginning balance	$(3,536)	$57,935
Actual natural gas costs	218,066	457,950
Allowed PGA recovery	(347,969)	(496,879)
Interest	(2,220)	1,674
Refund/interest from counterparty settlement	(3,337)	(24,216)
PGA (liability)/receivable ending balance	$(138,996)	$(3,536)

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the six months ended June 30, 2023, PSE incurred $6.1 million in weather-related electric transmission and distribution system restoration costs related to 2023 and 2022 storms, of which the company deferred zero and $2.1 million as regulatory assets related to storms that occurred in 2023 and 2022, respectively. This compares to $6.7 million incurred in weather-related electric transmission and distribution system restoration costs for the six months ended June 30, 2022, of which the Company deferred zero and $0.1 million as regulatory assets related to storms that occurred in 2022 and 2021, respectively. Under the 2017 GRC Order, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

(8) Commitments and Contingencies

Legal Matters
Washington Climate Commitment Act
In 2021, the Washington Legislature adopted the CCA, which establishes a GHG emissions cap-and-invest program that caps GHG emissions beginning on January 1, 2023, and makes further reductions to the cap annually through 2050. The Washington Department of Ecology (WDOE) published final regulations to implement the program on September 29, 2022, which became effective on October 30, 2022. WDOE also indicated that there will be subsequent rulemakings and interpretations that will build off initial rulemaking as program implementation proceeds and Washington state carbon goals are evaluated. One component of the CCA rules stipulates GHG emissions associated with imported electricity are covered emissions and require an allowance offset for the first jurisdictional deliverer serving as the electricity importer for that electricity. Per RCW 70A.65.010(42)(d), imported electricity does not include electricity imports of unspecified electricity that are netted by exports of unspecified electricity to any jurisdiction not covered by a linked program by the same entity within the same hour. Under this definition, hourly power transmission data is required to determine PSE’s net imported electricity compliance obligation. Although the Company is actively engaged in determining the hourly net unspecified electricity imports and exports, it is uncertain whether netting unspecified imports and exports by hour will be the method required by the WDOE to calculate the compliance obligation, and PSE expects further rulemaking and interpretations to clarify this uncertainty in future periods. Due to the estimation uncertainty as of the date of this disclosure, the company considered a range of outcomes depending on whether all unspecified electricity imports and exports fully net on an hourly basis, none net, or a portion do. As of June 30, 2023, the Company's estimated the range of possible outcomes to be between $69.9 million and $110.1 million depending on the methodology applied in netting unspecified electricity imports and exports. Since no amount in the range represents a better estimate than any other amount, the Company accrued to the minimum amount in the range. As existing uncertainties are resolved in future periods, any change in compliance costs as a result of such estimated additional liabilities would be deferred under ASC 980 as a regulatory asset as an increase the electric compliance costs consistent with Docket No. UE-220974, as these amounts will be recoverable from customers in future utility rates.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025 as part of the 2019 GRC. The 2017 GRC repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4. On September 2, 2022, PSE and Talen Energy reached an agreement to transfer PSE's ownership interest in Colstrip Units 3 and 4 to Talen Energy on December 31, 2025. Management evaluated Colstrip Units 3 and 4 and determined that the applicable held for sale accounting criteria were not met as of June 30, 2023 and December 31, 2022. As such, Colstrip Units 3 and 4 are classified as electric utility plant on the Company's balance sheet as of June 30, 2023 and December 31, 2022.
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
In May 2021, PSE along with the Colstrip owners, Avista Corporation, PacifiCorp and Portland General Electric Company, filed a lawsuit against the Montana Attorney General challenging the constitutionality of Montana Senate Bill 266. On September 28, 2022, the magistrate judge in the District Court proceeding issued a recommendation to the presiding U.S. District Court Judge that a permanent injunction against enforcement of Senate Bill 266 be granted. In October 2022, the U.S. District Court Judge accepted in full the magistrate judge's recommendation for a permanent injunction against enforcement of Senate Bill 266. The Court entered judgment and a permanent injunction in favor of PSE and the Colstrip owners on November 15, 2022. No party filed a notice of appeal.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, during the six months ended June 30, 2023, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $4.0 billion through 2051.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(9)  Leases

As of June 30, 2023, there have been no material changes regarding the Company's leases. For further information, see Part II, Item 8, Note 9, "Leases" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(10) Other

Long-Term Debt
In March 2022, Puget Energy issued $450.0 million of senior secured notes at an interest rate of 4.224%. The notes mature on March 15, 2032 and pay interest semi-annually on March 15 and September 15 of each year. Proceeds from the issuance of the notes were invested in short-term money market funds, and then used to repay Puget Energy's $450.0 million 5.625% notes that were originally scheduled to mature in July 2022.
In April 2022, Puget Energy redeemed the $450.0 million 5.625% senior secured notes due July 2022 and paid related expenses for a total redemption price of $457.2 million, which includes repayment of the $450.0 million principal amount and $7.2 million of accrued interest expense.
On May 18, 2023, PSE issued $400.0 million of green senior secured notes at an interest rate of 5.448%. The notes mature on June 1, 2053 and pay interest semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2023. Net proceeds from the issuance of the notes were deposited into the Company's general account and will be earmarked for allocation to eligible projects, as defined in PSE's sustainable financing framework, which was published in May 2023. Eligible projects are expenditures incurred and investments made related to development and acquisition of some or all of the following types of projects: (i) renewable energy, (ii) energy efficiency, (iii) clean transportation, (iv) biodiversity conservation, (v) climate change adaptation, (vi) water and wastewater management, (vii) pollution prevention and control, and (viii) green innovation.

Short-Term Debt
As of June 30, 2023, there was no amount outstanding under the commercial paper program at PSE. For further information, see Part II, Item 8, Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Credit Facilities
In May 2022, Puget Energy entered into an $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the Secured Overnight Financing Rate (SOFR), as the LIBOR was discontinued on June 30, 2023. The proceeds of the Puget Energy credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. As of June 30, 2023, $135.8 million was drawn and outstanding under the facility.
In September 2022, Puget Energy borrowed $50.0 million on the credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds will be used for general corporate purposes.
In May 2022, PSE entered into an $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the SOFR, as the LIBOR was discontinued on June 30, 2023. The proceeds of the PSE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. As of June 30, 2023, no amount was drawn under PSE's credit facility.
For further information, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for the period ended June 30, 2023 compared to 2022. For discussion related to the results of operations and changes in financial condition for the period ended June 30, 2022 compared to 2021 refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended June 30, 2022, Form 10-Q, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and PSE's Form 10-K for the period ended December 31, 2022. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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
•Natural disasters such as wildfires, earthquakes, hurricanes, floods, landslides, and windstorms, and the rise in frequency and magnitude of these extreme temperature events, and possible accidents, explosions, fires or mechanical breakdowns affecting or caused by PSE’s facilities or infrastructure may increase the Company's costs, impact our generation, transmission, and distribution systems, subject the Company to increased liability, and/or adversely affect its operations;
•Risks due to pandemics, including supply shortages, rising costs, disruption to vendor or customer relationships, the potential for reputational harm, the impact of government, business and company closure of facilities, customer or contract defaults; concerns of safety to employees and customers, potential costs due to quarantining of employees and work-from-home policies, and the Company's and vendor staffing levels resulting from vaccination mandates; and
•Legislative, regulatory, code, and/or ordinance changes that impact natural gas availability, delivery systems, and/or restrictions.

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
In May 2021, the Washington Governor signed legislation passed by the state legislature that would require investor-owned utilities to file a multiyear rate plan for two, three, or four years as part of a general rate case (GRC) filed with the Washington Commission on or after January 1, 2022. For the initial rate year, the legislation requires the Washington Commission to ascertain and determine the fair value for rate-making purposes of the property in service as of the date that rates go into effect. Utilities would be bound to the first and second year of a multiyear rate plan and can file for a new rate plan in years three or four. If a company earns greater than a half percent above its authorized rate of return on a regulated basis, revenues above the level must be deferred for refunds to customers or another determination by the Washington Commission in a subsequent adjudicative proceeding. The Washington Commission must also set performance measurements to assess a natural gas or electric company operating under a multiyear rate plan.

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
On December 22, 2022, the Washington Commission issued an order on PSE’s 2022 GRC, which approved with conditions, three settlement agreements which cover a two-year period beginning January 1, 2023. The ruling provided for a weighted cost of capital of 7.16%, or 6.62% after-tax, and a capital structure of 49.0% in common equity in 2023 and 2024, with a return on equity of 9.4%. The order also provided for an update to power costs in 2023 and 2024 and authorizes PSE to seek recovery of the costs related to the Tacoma LNG Facility concurrent with its 2023 purchased gas adjustment (PGA) filing. The LNG rate adjustment was filed with the Washington Commission on May 25, 2023 and is pending approval. PSE was also allowed to file two additional trackers that will request to recover all rate base, depreciation, and operations and maintenance (O&M) expenses related to investments under the Company’s Clean Energy Implementation Plan (CEIP) and Transportation Electrification Plan. The Transportation Electrification Plan tariff was approved with an effective date of March 1, 2023. On June 6, 2023, the Washington Commission approved PSE’s CEIP, subject to conditions. The CEIP tariff was filed with the Washington Commission on July 17, 2023 and is pending approval.
On December 27, 2022, PSE submitted compliance filings, including an update to power costs, and revised tariff sheets to comply with the order. On January 6, 2023, the Washington Commission rejected the compliance filing, in part, and required a revised compliance filing specific to electric rates to remove an additional $135.8 million related to PSE’s recovery of projected costs related to the modeling of the CCA impacts on PSE’s use of natural gas and coal-fired resources that had been included as part of PSE's update to power costs in the compliance filing.
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

Climate Commitment Act Deferral
On December 29, 2022, PSE filed accounting petitions with the Washington Commission requesting authorization to defer costs and revenues associated with the Company’s compliance with the CCA codified in law within Revised Code of Washington (RCW) 70A.65. On February 28, 2023, in Order 01 under Docket No. UE-220974 and UG-220975, the Washington Commission granted PSE approval to defer the cost of emission allowances to comply with the CCA and the proceeds from no-cost allowances consigned to auction beginning January 1, 2023. This accounting treatment is necessary in order for PSE to defer and seek recovery of CCA costs that are not currently included in rates. As of June 30, 2023, PSE deferred $129.0 million and $69.9 million of CCA compliance costs for natural gas and electric liabilities, respectively. For further details, see Note 7, "Regulation and Rates," in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

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
On January 6, 2023, the Washington Commission approved the natural gas 2022 GRC filing. As part of this filing, the annual gas delivery allowed revenue was updated to reflect changes in the approved revenue requirement. Additionally, the Commission approved the removal of the earnings test from the decoupling mechanism in accordance with RCW 80.28.425(6). The changes took effect on January 7, 2023.
On January 10, 2023, the Washington Commission approved the electric 2022 GRC filing. As part of this filing, the annual electric delivery and fixed power cost allowed revenue was updated to reflect changes in the approved revenue requirement. Additionally, the Commission approved the removal of the earnings test from the decoupling mechanism in accordance with RCW 80.28.425(6). The changes took effect on January 11, 2023.
On June 30, 2023, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. Based on the analyses, no reserve adjustment was recorded as of June 30, 2023 and 2022.
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
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2022. During 2022, actual power costs were higher than baseline power costs, thereby, creating an under-recovery of $110.1 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $39.0 million of the under-recovered amount, and customers were responsible for the remaining $71.1 million, or $76.4 million including interest and adjusted for revenue sensitive items. On April 28, 2023, PSE filed the 2022 PCA report under Docket No. UE-230313 that proposed a recovery of the deferred balance, which included a revenue requirement increase of 0.9% in overall bill for all customers, with rates proposed to go into effect from December 1, 2023 through December 31, 2024.
PSE also exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2021, as actual power costs were higher than baseline power costs, thereby, creating an under-recovery of $68.0 million. PSE absorbed $31.3 million of the under-recovered amount, and customers were responsible for the remaining $36.7 million, or $38.4 million including interest. In October 2022, the Washington Commission approved PSE's 2021 PCA report that proposes to recover the deferred balance for 2021 PCA period by keeping the current rates and allowing recovery from January 1, 2023 through November 30, 2023.
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
For the six months ended June 30, 2023, in its PCA mechanism, PSE over recovered its allowable costs by $12.1 million of which zero was apportioned to customers and $2.4 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $26.6 million for the six months ended June 30, 2022, of which $4.8 million was apportioned to customers and $0.6 million of interest was accrued on the total deferred customer balance.

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

Climate Commitment Act - Greenhouse Gas Emissions Cap and Invest Adjustment
This schedule is to implement a surcharge to recover the costs and to provide benefits through credits to certain customers from the Company’s implementation of Washington State greenhouse gas (GHG) emission cap and invest program as prescribed by the CCA and codified in law within RCW 70A.65.
On June 9, 2023, PSE filed with the Washington Commission under Docket No. UG-230470 a proposal to recover the estimated ongoing allowance costs during the period of August through December 2023. Concurrently, PSE is proposing to pass back credits to customers from estimated auction proceeds to be received in 2023, proportionally over the same period. Overall, the proposal included a new revenue requirement of $104.7 million related to the Washington state carbon reduction charge, mitigated by a new revenue requirement decrease of $87.9 million related to the Washington state carbon reduction credit, with an effective date of August 1, 2023.
The following table sets forth the GHG emissions cap and invest adjustment approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2023	3.2%	$16.8

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
In October 2021, the Washington Commission approved PSE's request for November 2021 PGA rates in Docket No. UG-210721, effective November 1, 2021. As part of that filing, PSE requested an annual revenue increase of $59.1 million; where PGA rates, under Schedule 101, increase annual revenue by $80.6 million, and the tracker rates under Schedule 106, decrease annual revenue by $21.5 million. The annual 2021 PGA rate increases were in addition to continuing the collection on the remaining balance of $69.4 million under Supplemental Schedule 106B, which were set, in effect, through September 30, 2023 per the 2019 GRC.
In October 2022, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-220715, effective November 1, 2022. As part of that filing, PSE requested an annual revenue increase of $155.3 million; where PGA rates, under Schedule 101, increase annual revenue by $142.1 million, and the tracker rates under Schedule 106, increase annual revenue by $13.2 million.
In November 2022, the Federal Energy Regulatory Commission (FERC) approved a settlement of a counterparty, FERC Docket No. RP17-346. Under the terms, PSE was allocated $24.2 million related to PSE natural gas services, which was recorded on December 31, 2022 and included in the table below. The 2022 GRC order requires PSE to amortize the refund in 2023 as a credit against natural gas costs and therefore pass back the refund to customers through the PGA mechanism.

The following table presents the PGA mechanism balances and activity at June 30, 2023 and December 31, 2022:

(Dollars in Thousands)	June 30,	December 31,
PGA receivable balance and activity	2023	2022
PGA receivable beginning balance	$(3,536)	$57,935
Actual natural gas costs	218,066	457,950
Allowed PGA recovery	(347,969)	(496,879)
Interest	(2,220)	1,674
Refund/interest from counterparty settlement	(3,337)	(24,216)
PGA (liability)/ receivable ending balance	$(138,996)	$(3,536)

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three months and six months ended June 30, 2023 and June 30, 2022.

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

The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income (loss)	$51,737	$49,612	$132,713	$423,750
Electric operating revenue	680,639	594,331	1,690,799	1,350,708
Purchased electricity	(227,539)	(212,391)	(567,355)	(450,594)
Electric generation fuel	(64,147)	(46,498)	(214,401)	(107,142)
Residential exchange	16,181	16,783	39,712	39,853
Electric margin (non-GAAP)	$405,134	$352,225	$948,755	$832,825
Natural gas operating revenue	270,140	236,054	787,398	662,402
Purchased natural gas	(114,917)	(92,452)	(350,399)	(269,785)
Natural gas margin (non-GAAP)	$155,223	$143,602	$436,999	$392,617
Other operating revenue	6,105	11,991	15,338	22,668
Unrealized gain (loss) on derivative instruments, net	(30,802)	(9,273)	(222,925)	122,648
Utility operation and maintenance	(174,497)	(160,933)	(369,488)	(331,233)
Non-utility expense and other	(6,720)	(11,842)	(14,734)	(24,656)
Depreciation and amortization	(212,074)	(189,915)	(437,336)	(383,760)
Taxes other than income taxes	(90,632)	(86,243)	(223,896)	(207,359)
Operating income (loss)	$51,737	$49,612	$132,713	$423,750

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended June 30, 2023 and 2022:

Electric Margin
Three Months Ended
2023 to 2022 comparison
$ (Millions)
500
450
400
350
300
$352.2
$52.3
$38.7
$12.4
$7.1
$(24.3)
$(15.1)
$(17.6)
$(0.6)
$405.1
2022 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2023 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended June 30, 2023 Compared to 2022
Electric Operating Revenue
Electric operating revenues increased $86.3 million from the prior year primarily due to an increase in electric retail sales of $52.3 million, an increase in sales to other utilities of $38.7 million, an increase in decoupling revenue of $12.4 million, and an increase in other decoupling revenue of $7.1 million, partially offset by a decrease in transportation and other revenue of $24.3 million. These items are discussed in detail below.
•Electric retail sales increased $52.3 million due to an increase of $64.3 million in rates compared to the prior year and partially offset by $12.0 million from a decrease in retail electricity usage of 1.9%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent GRC effective January 11, 2023. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2022 for electric rate changes. The decrease in retail usage was due to a decrease in residential and industrial usage of 3.6% and 6.5%, respectively. Customer usage decreased due to a decrease in heating degree days of 27.8% from higher temperatures in the three months ended June 30, 2023 as compared to 2022.
•Sales to other utilities increased $38.7 million primarily due to a 120.6% increase in wholesale sales volume and a 30.6% increase in electric wholesale sales price. Higher wholesale sales volumes were the result of increased volume from natural gas-fired generation, which increased 153.2% for the three months ended June 30, 2023 compared to

2022. Higher wholesale market power prices combined with lower natural gas fuel prices made natural gas-fired generation more economic to dispatch for the three months ended June 30, 2023 compared to 2022.
•Decoupling revenue increased $12.4 million primarily attributable to $2.4 million and $10.0 million increases in delivery and fixed production cost (FPC) deferral revenues, respectively. This was driven primarily by decreased usage and higher allowed rates per customer in the current period compared to the same period in 2022. This resulted in actual electric revenues being higher than allowed decoupling deferral revenues by a smaller margin in the current period compared to the same period in the prior year.
•Other decoupling revenue increased $7.1 million primarily due to changes in amortization rates. In the current period, overcollections from residential customers were amortized at a higher rate compared to the same period in 2022. Decreased usage for certain non-residential schedules also decreased the rate at which prior-year undercollections were amortized.
•Transportation and other revenue decreased $24.3 million primarily due to a $27.7 million decrease in non-core natural gas financial hedging gains comprised of a $53.1 million decrease in wholesale sales driven by an average natural gas sales price that was 63.4% lower in 2023 compared to 2022. This was partially offset by a $46.5 million decrease in the cost of natural gas sold due to a lower average cost. Further, natural gas financial hedging costs increased $21.0 million. The decrease was partially offset by an increase of $3.8 million due to an Internal Revenue Service Private Letter Ruling in 2022, which included amortization to offset recovery through rates in 2022.

Electric Power Costs
Electric power costs increased $33.3 million primarily due to an increase of $15.1 million of purchased electricity costs and an increase of electric generation fuel costs of $17.6 million. These items are discussed in detail below.
•Purchased electricity expense increased $15.1 million primarily due to increased wholesale purchase prices, which were 13.8% higher than in the same period in 2022, driven by open market purchases as well as PPA contracts added after March 31, 2022. The increase from wholesale purchase prices were partially offset by a 5.9% decrease in wholesale electricity purchase volumes.
•Electric generation fuel increased $17.6 million primarily due to a $16.0 million increase in natural gas fuel costs as a result of increased production from PSE natural gas-fired generation. Higher costs from increased production were partially offset by lower natural gas prices, which drove a 43.1% decrease in lower average unit production costs.

The following chart displays the details of PSE's electric margin changes for the six months ended June 30, 2023 and 2022:

Electric Margin
Six Months Ended
2023 to 2022 comparison
$ (Millions)
1,200
1,000
800
$832.8
$145.9
$166.6
$(6.4)
$11.9
$22.2
$(116.8)
$(107.3)
$(0.1)
$948.8
2022 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2023 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six Months Ended June 30, 2023 Compared to 2022
Electric Operating Revenue
Electric operating revenues increased $340.1 million from the prior year primarily due to an increase in sales to other utilities of $166.6 million, an increase in electric retail sales of $145.9 million, an increase in transportation and other revenue of $22.2 million and an increase in other decoupling revenue of $11.9 million, partially offset by a decrease in decoupling revenue of $6.4 million. These items are discussed in detail below.
•Electric retail sales increased $145.9 million due to an increase of $144.6 million in rates compared to the prior year and an increase of $1.3 million due to load, as retail electricity usage was marginally higher in the six months ended June 30, 2023 compared to 2022. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent GRC effective January 11, 2023. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2022 for electric rate changes.
•Sales to other utilities increased $166.6 million primarily due to a 173.9% increase in wholesale sales volume and a 99.0% increase in the average electric wholesale sales price. Higher wholesale sales volumes were the result of increased volume from PSE natural gas-fired generation, which increased 158.2% in the six months ended June 30, 2023 compared to 2022. Higher wholesale market power prices combined with lower natural gas fuel prices made natural gas-fired generation more economic to dispatch in the six months ended June 30, 2023 compared to 2022.

•Decoupling revenue decreased $6.4 million primarily attributable to a $13.7 million decrease and a $7.3 million increase in delivery and FPC deferral revenues, respectively. The decrease in delivery deferral revenue was primarily driven by higher actual rates, which outweighed the decreased usage that caused FPC deferral revenues to be higher. Higher actual rates caused actual delivery revenue to be higher than allowed revenue by a greater margin in the current period compared to the same period in 2022. Decreased usage caused actual FPC revenue to be higher than allowed revenue by a smaller margin in the current period compared to the same period in 2022.
•Other decoupling revenue increased $11.9 million primarily due to changes in amortization rates. In the current period, overcollections from residential customers were amortized at a higher rate compared to the same period in 2022. Decreased usage for certain non-residential schedules also decreased the rate at which prior-year undercollections were amortized. This was partially offset by a $3.0 million decrease related to GAAP alternative revenue program recognition guidelines. As of the period ended June 30, 2022, there were $3.0 million of deferred 2021 GAAP alternative decoupling revenues that were recognized. There were no such revenues recognized in 2023.
•Transportation and other revenue increased $22.2 million primarily due to a $12.1 million increase in non-core natural gas financial hedging gains comprised of a $5.7 million increase in wholesale sales driven by increased natural gas sales volume and a marginal increase in the average price of natural gas wholesale sales. Further, the cost of natural gas sold decreased $11.4 million due to a 9.8% decrease in the average cost in the six months ended June 30, 2023 compared to 2022. This was partially offset by a $5.0 million increase in natural gas financial hedging costs. Additionally, an increase of $8.6 million was due to an Internal Revenue Service Private Letter Ruling in 2022, which included amortization to offset recovery through rates in 2022. The increases were partially offset by a $2.5 million deferral for over recovery of 2023 Green Direct energy credits approved in the 2022 GRC.

Electric Power Costs
Electric power costs increased $224.2 million primarily due to an increase of $116.8 million of purchased electricity costs and an increase of electric generation fuel costs of $107.3 million. These items are discussed in detail below.
•Purchased electricity expense increased $116.8 million primarily due to increased wholesale purchase prices, which were 37.3% higher in the six months ended June 30, 2023 compared to the same period in 2022, driven by open market purchases as well as PPA contracts added after March 31, 2022. The increase from wholesale purchase prices were partially offset by an 8.3% decrease in wholesale electricity purchase volumes.
•Electric generation fuel increased $107.3 million primarily due to a $105.0 million increase in natural gas fuel costs as a result of a 158.2% increase in PSE natural gas-fired generation. Higher costs from increased production were partially offset by lower natural gas prices which drove an 11.4% decrease in average unit production costs.

Natural Gas Margin
Natural gas margin is natural gas sales to retail and transportation customers less the cost of natural gas purchased, including transportation costs to bring natural gas to PSE’s service territory. The PGA mechanism passes through increases or decreases in the natural gas supply portion of the natural gas service rates to customers based upon changes in the price of natural gas purchased from producers and wholesale marketers or changes in natural gas pipeline transportation costs. PSE's margin or net income is not affected by changes under the PGA mechanism because over- and under-recoveries of natural gas costs included in baseline PGA rates are deferred and either refunded to or collected from customers in future periods.
The following chart displays the details of PSE's natural gas margin changes for the three months ended June 30, 2023 and 2022:

Natural Gas Margin
Three Months Ended
2023 to 2022 comparison
200
150
100
$ (Millions)
$143.6
$22.2
$9.9
$2.5
$(0.5)
$(22.5)
$155.2
2022 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2023 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended June 30, 2023 Compared to 2022
Natural Gas Operating Revenue
Natural gas operating revenue increased $34.0 million due to increases in retail sales of $22.2 million, decoupling revenue of $9.9 million, and other decoupling revenue of $2.5 million. These increases were partially offset by transportation and other revenue of $0.5 million. These items are discussed in detail below.
•Natural gas retail sales revenue increased $22.2 million primarily due to an increase in rates of $67.4 million partially offset by a decrease of $45.2 million driven by a decrease in natural gas load of 13.5%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent PGA and GRC effective November 1, 2022 and January 7, 2023, respectively. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2022 for natural gas rate changes. The decrease in load is primarily driven by a 17.4% and 8.0% decrease in residential and commercial usage, respectively. Customer usage decreased due to a decrease in heating degree days of 27.8% from higher temperatures in the three months ended June 30, 2023 as compared to 2022.

•Decoupling revenue increased $9.9 million primarily attributable to lower usage in the current period compared to the same period in 2022. This resulted in actual natural gas revenues being lower than allowed natural gas revenues in the current period, whereas in the same period in 2022, actual revenues were higher than allowed revenues.
•Other decoupling revenue increased $2.5 million due to a decrease in current period amortization of prior year decoupling revenues compared to the same period in 2022. This is attributable to decreased usage and decreased amortization rates, which decreases the rate at which deferral revenues are passed back to customers.

Natural Gas Energy Costs
•Purchased natural gas expense increased $22.5 million due to an increase in the PGA rates in November 2022 partially offset by a decrease in natural gas usage of 13.5% as stated in the natural gas retail sales section above. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes and details on the PGA.

Natural Gas Margin
The following chart displays the details of PSE's natural gas margin changes for the six months ended June 30, 2023 and 2022:

Natural Gas Margin
Six Months Ended
2023 to 2022 comparison
600
500
400
$ (Millions)
$392.6
$113.8
$4.5
$5.3
$1.4
$(80.6)
$437.0
2022 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2023 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Six Months Ended June 30, 2023 Compared to 2022
Natural Gas Operating Revenue
Natural gas operating revenue increased $125.0 million due to increases in retail sales of $113.8 million, other decoupling revenue of $5.3 million, decoupling revenue of $4.5 million and transportation and other revenue of $1.4 million. These items are discussed in detail below.
•Natural gas retail sales revenue increased $113.8 million primarily due to an increase in rates of $139.9 million partially offset by a decrease of $26.1 million due to a decrease in natural gas load of 3.0%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent PGA and GRC effective November 1, 2022 and January 7, 2023, respectively. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2022 for natural gas rate changes. The decrease in load is primarily driven by a 4.5% and 1.1% decrease in residential and commercial usage, respectively. Customer usage decreased due to a decrease in heating degree days of 9.2% due to higher temperatures in the six months ended June 30, 2023 as compared to 2022.
•Decoupling revenue increased $4.5 million primarily due to decreased usage in the current period compared to the same period in 2022. This resulted in actual natural gas revenues being higher than allowed natural gas revenues by a smaller margin in the current period compared to 2022.
•Other decoupling revenue increased $5.3 million due to a decrease in current period amortization of prior year decoupling revenues compared to the same period in 2022. This is attributable to decreased usage and amortization rates, which decreases the rate at which deferral revenues are passed back to customers.

Natural Gas Energy Costs
•Purchased natural gas expense increased $80.6 million due to an increase in the PGA rates in November 2022 partially offset by a decrease in natural gas usage of 3.0% as stated in the natural gas retail sales section above. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes and details on the PGA.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended June 30, 2023 and 2022:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2023 to 2022 comparison

$ (Millions)
600
575
550
525
500
$514.1
$21.5
$13.6
$(5.1)
$22.2
$4.4
$(6.5)
$5.4
$(4.6)
$565.0
2022 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2023 Expenses (Income)

Three Months Ended June 30, 2023 Compared to 2022

•Net unrealized (gain) loss on derivative instruments increased $21.5 million to a net loss of $30.8 million for the three months ended June 30, 2023. The primary driver was the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices decreased 23.2% resulting in a $36.7 million loss for electric. Natural gas prices decreased 9.6% resulting in a $22.7 million loss for natural gas. These losses were offset by the net settlements of electric trades previously recorded as $8.3 million in loss and settlements of natural gas trades previously recorded at a $29.6 million loss. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $13.6 million primarily due to increases in the following: (i) $4.8 million in customer service expense due to increased low-income assistance, (ii) $2.8 million in outside consulting fees related to corporate strategic planning, (iii) $2.5 million in credit card processing fees and call center expenses, (iv) $1.8 million in pension related expenses and (v) $1.0 million in administrative and general expenses related to the CEIP and other strategic projects. These increases were partially offset by a decrease of $2.9 million in overhead line maintenance due to less storm activity in the three months ended June 30, 2023 as compared to 2022.
•Non-utility expense and other expense decreased $5.1 million primarily due to a decrease of $3.8 million in biogas purchase expense driven by a decrease in biogas volume purchased as well as the average biogas price in the three months ended June 30, 2023 compared to 2022.

•Depreciation and amortization expense increased $22.2 million due to: (i) $11.4 million increase in electric amortization from 2022. This increase is primarily driven by a $4.9 million increase in the Lower Snake River treasury grant amortization and a $3.1 million increase from 2022 storm cost amortization, (ii) $6.8 million increase in natural gas distribution depreciation from 2022, which is driven by $219.5 million in net additions in natural gas distribution assets and (iii) $2.7 million increase in electric distribution depreciation from 2022, which is driven by $294.5 million in net additions of electric distribution assets and (iv) $2.3 million increase in electric production depreciation from 2022 due to $19.7 million in net additions of electric production assets.
•Taxes other than income taxes increased $4.4 million primarily due to an increase of $4.1 million in municipal taxes and an increase of $2.8 million in state excise tax, both of which were driven by the increase in retail revenue in the three months ended June 30, 2023 as compared to 2022. The increases were partially offset by a decrease of $2.4 million in property taxes.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $6.5 million from net other income of $6.4 million in 2022 to net other income of $12.9 million in 2023, due to an increase of $5.4 million in other income and a decrease of $1.1 million in other expense. The increase in other income was primarily due to: (i) $3.4 million increase in taxable interest and dividend income driven by increases to PCA customer interest and interest earned on short-term investments from the May 2023 PSE bond proceeds, (ii) $2.8 million increase in allowance for funds used during construction (AFUDC) due to an increase in eligible CWIP and (iii) $1.8 million in non-service cost component of the qualified pension net periodic benefit cost for the three months ended June 30, 2023 compared to 2022. The increase in other income was partially offset by a decrease of $2.7 million in Advanced Metering Infrastructure (AMI) due to a change in AMI return deferral per the 2022 GRC.
•Interest expense increased $5.4 million primarily due to: (i) an increase of $2.6 million in interest expense due to the May 2023 PSE bond issuance, (ii) an increase of $2.4 million related to interest expense recognized on the PGA liability and (iii) an increase of $1.3 million related to interest expense recognized in conjunction with PSE's deferred compensation liability.
•Income tax expense decreased $4.6 million primarily driven by a decrease in pre-tax book income.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the six months ended June 30, 2023 and 2022:

Other Operating Expenses and Other Income (Deductions)
Six Months Ended
2023 to 2022 comparison

$ (Millions)
1,500
1,250
1,000
$966.3
$345.6
$38.3
$(9.9)
$53.6
$16.5
$(9.0)
$7.7
$(37.0)
$1,372.1
2022 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2023 Expenses (Income)

Six Months Ended June 30, 2023 Compared to 2022

•Net unrealized (gain) loss on derivative instruments decreased $345.6 million to a net loss of $222.9 million for the six months ended June 30, 2023. The primary driver was the change in the weighted average forward prices for electric and natural gas. Specifically, electric prices decreased 57.4% resulting in $120.9 million in loss for electric. Natural gas prices decreased 58.9% resulting in $153.1 million in loss for natural gas. Further, the net settlement of electric trades previously recorded as gains resulted in a $40.1 million decrease and the net settlement of natural gas trades previously recorded as gains resulted in a $31.5 million decrease. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $38.3 million primarily due to increases in the following: (i) $11.7 million in customer service expense due to increased low-income assistance, (ii) $6.3 million in outside consulting fees related to corporate strategic planning, (iii) $3.7 million in pension related expenses, (iv) $3.3 million in electric safety, training, crew standby, and other administrative expenses, (v) $2.6 million related to injuries and damages expense, (vi) $2.5 million in credit card processing fees and call center expenses, (vii) $2.2 million in maintenance costs primarily at the Goldendale, Colstrip, and Ferndale generating stations and (viii) $2.1 million in administrative and general expenses related to the CEIP and other strategic projects in the six months ended June 30, 2023 as compared to 2022.
•Non-utility expense and other expense decreased $9.9 million primarily due to a decrease of $6.1 million in biogas purchase expense, driven by a decrease in both biogas volume purchased and average biogas price; and a decrease of $3.7 million in the long-term incentive plan, as compared to 2022, due to an increase in 2022 funding as of June 30, 2022.

•Depreciation and amortization expense increased $53.6 million due to: (i) $23.9 million increase in electric amortization from 2022 driven by a $11.1 million increase in the Lower Snake River Treasury Grant amortization, a $5.9 million increase from 2022 storm cost amortization, and a $3.3 million increase in Get To Zero (GTZ) electric tranche amortization, (ii) $13.3 million increase in natural gas distribution depreciation, primarily due to $219.5 million in net additions in natural gas distribution assets, (iii) $8.4 million increase in conservation amortization due to an increase in conservation rider rates effective May 1, 2022, (see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report), (iv) $5.3 million increase in electric distribution depreciation due to $294.5 million in net additions of electric distribution assets, (v) $4.3 million increase in electric production depreciation, driven by an increase of $19.7 million in net additions of electric production assets and (vi) $2.7 million increase in natural gas amortization due to a $2.2 million increase in GTZ natural gas tranche amortization. These increases were partially offset by a $2.6 million decrease in electric general plant and other depreciation from 2022, due to $13.4 million in additions offset by $11.9 million in retirements and $2.5 million in asset retirement costs.
•Taxes other than income taxes increased $16.5 million primarily due to a $10.3 million increase in municipal taxes and an increase of $10.1 million in state excise taxes, both of which were driven by the increase in retail revenue in 2023 as compared to 2022. The increases were partially offset by a decrease of $3.8 million in property taxes.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $9.0 million from net other income of $14.3 million in 2022 to net other income of $23.3 million in 2023, due to an increase of $7.1 million in other income and a decrease of $1.8 million in other expense. The increase in other income was primarily due to (i) $5.6 million in taxable interest and dividend income due to an increase in PCA customer interest and interest earned on short-term investments from the May 2023 PSE bond proceeds, (ii) $3.7 million in the non-service cost component of the qualified pension net periodic benefit cost for 2023 compared to 2022, (iii) $3.4 million of AFUDC due to an increase in eligible CWIP and (iv) $2.3 million in gain on corporate life insurance policies. The increase in other income was partially offset by a decrease of $5.1 million in AMI due to a change in AMI return deferral per the 2022 GRC.
•Interest expense increased $7.7 million primarily due to: (i) an increase of $3.1 million related to interest expense recognized on the PGA liability, (ii) an increase of $2.6 million in interest expense due to the May 2023 PSE bond issuance, (iii) an increase of $2.5 million related to interest expense recognized in conjunction with PSE's deferred compensation liability and (iv) an increase of $2.0 million in common interest expense due to an increase in interest rates on commercial paper borrowings in the six months ended June 30, 2023 compared to 2022.
•Income tax expense decreased $37.0 million primarily driven by a decrease in pre-tax book income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended June 30, 2023 and 2022 is as follows:

PE Summary Results of Operation
Three Months Ended
2023 to 2022 comparison
$ (Millions)
0
-20
-40
$(33.5)
$7.8
$(0.4)
$(1.3)
$(0.6)
$3.0
$(11.9)
$(36.9)
2022 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2023 Puget Energy Net Income

Three Months Ended June 30, 2023 compared to 2022
Summary Results of Operation
Puget Energy’s net income decreased by $3.4 million. This is primarily attributable to an increase in income tax expense of $11.9 million driven by changes in the effective tax rate. The 2023 effective tax rate was adversely impacted by an increase in pre-tax book income caused by changes in unrealized gains and losses from electric and natural gas trades, which decreased Puget Energy's effective tax rate more in 2022 compared to 2023. This decrease was partially offset by an increase in PSE's net income of $7.8 million.

Puget Energy's net income (loss) for the six months ended June 30, 2023 and 2022 is as follows:

PE Summary Results of Operation
Six Months Ended
2023 to 2022 comparison

300
200
100
0
-100
$ (Millions)
$244.8
$(252.8)
$(4.7)
$(2.6)
$(0.3)
$6.6
$(27.9)
$(36.9)
2022 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2023 Puget Energy Net Income

Six Months Ended June 30, 2023 compared to 2022
Summary Results of Operation
Puget Energy’s net income decreased by $281.7 million, which is primarily attributable to (i) a decrease in PSE's net income of $252.8 million, (ii) an increase in income tax expense of $27.9 million driven by an increase in pre-tax book income and the unrealized gains and losses of net settlements on electric and natural gas trades, which decreased Puget Energy's effective tax rate more in 2022 compared to 2023, and (iii) an increase in net loss of $4.7 million at Puget LNG due to additional operational expenses as Puget LNG commenced commercial operations in February 2022. These decreases were partially offset by a decrease in interest expense of $6.6 million due to an increase of $6.3 million of Puget LNG interest expense, which is eliminated in the consolidated results for Puget Energy.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, during the six months ended June 30, 2023, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $4.0 billion through 2051.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements
As of June 30, 2023, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and improve energy system reliability.  The Company had adjusted capital expenditures, resulting in a decrease of $56.1 million compared to forecasted amounts for the six months ended June 30, 2023. The decrease was primarily due to (i) permitting delays with the Energize Eastside substation and transmission upgrade project, (ii) timing of thermal and wind generation maintenance, and (iii) timing of technology expenditures offset by higher gas new customer construction and public improvement work. Construction expenditures, excluding equity AFUDC, totaled $536.8 million for the six months ended June 30, 2023. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	Change
Net income	$29,000	$281,763	$(252,763)
Non-cash items[1]	546,459	233,641	312,818
Changes in cash flow resulting from working capital[2]	(45,228)	30,235	(75,463)
Regulatory assets and liabilities	19,201	9,939	9,262
Purchased gas adjustment	159,676	3,401	156,275
GHG emission allowances	(60,231)	—	(60,231)
Other non-current assets and liabilities[3]	(7,163)	(6,523)	(640)
Net cash provided by operating activities	$641,714	$552,456	$89,258
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

Six Months Ended June 30, 2023 compared to 2022
Cash generated from operations for the six months ended June 30, 2023 increased by $89.3 million including a net income decrease of $252.8 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items increased $312.8 million primarily due to: (i) a $345.6 million change from a net unrealized gain on derivative instruments of $122.6 million to a net unrealized loss on derivative instruments of $222.9 million, (ii) an increase in depreciation and amortization of $45.1 million, (iii) an increase of $8.4 million in conservation amortization and (iv) a $2.6 million increase due to deferral of energy exchange cost. The increases were partially offset by a decrease in deferred income taxes of $89.5 million. For further details, see "Other Operating Expenses" in this Item 2 of this report.
•Cash flows resulting from changes in working capital decreased $75.5 million primarily due to: (i) accounts payable decreased faster than the same period last year that led to increased cash outflows of $308.9 million, (ii) an increased cash outflow of $9.6 million related to higher incentive payments, and (iii) cash flow associated with prepayments decreased primarily due to $10.6 million cash inflow in 2022 related to major inspections completed in 2022. Cash outflows were partially offset by: (i) an increase of $40.3 million due to higher tax payable balance, (ii) higher balances in fuel inventory added cash inflows of $40.5 million, and (iii) a cash inflow of $175.0 million due to the timing of accounts receivable collections, as the balance of account receivable decreased $336.0 million in the six months ended June 30, 2023 compared to a decrease of $161.0 million during the same period in 2022.
•Cash flows resulting from regulatory assets and liabilities increased $9.3 million, which was primarily related to major maintenance and major inspections at several generation stations in 2022 that led to higher cash outflow in the six months ended June 30, 2022 compared to the same period in 2023.
•Cash flow resulting from purchased gas adjustment increased $156.3 million, which was mainly driven by a decrease in actual natural gas cost and an increase in allowed PGA recovery in the six months ended June 30, 2023 compared to 2022. Decreased natural gas prices led to a $48.3 million, or 18.3%, decrease in actual natural gas costs in the six months ended June 30, 2023 compared to 2022. Meanwhile, the total amount of allowed PGA recovery in the six months ended June 30, 2023 increased $80.5 million, or 30.1%, compared to 2022. In addition, there was a $27.2 million refund and interest from a counterparty settlement received in January 2023.
•Cash flow resulting from GHG emission allowances decreased $60.2 million which was driven by obtaining Washington emission allowances for GHG emissions associated with the company's electric and gas business activities in compliance with the CCA. For further details, see Management's Discussion and Analysis, "Other" in Item 2 of this report.

Puget Energy	Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	Change
Net income	$(65,941)	$(36,964)	$(28,977)
Non-cash items[1]	45,422	17,604	27,818
Changes in cash flow resulting from working capital[2]	(1,339)	4,200	(5,539)
Other non-current assets and liabilities[3]	(1,258)	(4,556)	3,298
Net cash provided by operating activities	$(23,116)	$(19,716)	$(3,400)
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
Six Months Ended June 30, 2023 compared to 2022
Cash generated from operations for the six months ended June 30, 2023, in addition to the changes discussed at PSE above, decreased by $3.4 million compared to the same period in 2022, which includes a net income decrease of $29.0 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items increased $27.8 million primarily due to higher non-cash inflows of $27.2 million related to changes in deferred taxes.
•Changes in cash flow resulting from working capital decreased $5.5 million primarily due to a $6.1 million decrease related to the change in PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, which are eliminated upon consolidation of Puget Energy.

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

As of June 30, 2023, both Puget Energy and PSE have stable outlooks from Moody’s, Fitch, and S&P. Although neither Puget Energy nor PSE have any debt whose maturity would be accelerated upon a ratings downgrade, Management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.

Puget Sound Energy
Credit Facility
In May 2022, PSE entered into a new $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the Secured Overnight Financing Rate (SOFR), as the London Interbank Offered Rate (LIBOR) was discontinued on June 30, 2023. The proceeds of the PSE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. The credit facility includes a swingline feature allowing same day availability on borrowings up to $75.0 million and has an expansion feature which, upon receipt of commitments from one or more lenders, could increase the total size of the facility up to $1.4 billion.
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. PSE certifies its compliance with such covenants to participating banks each quarter. As of June 30, 2023, PSE was in compliance with all applicable covenant ratios.
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
As of June 30, 2023, no amount was drawn under PSE's credit facility and no amount was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.3 million letter of credit in support of a long-term transmission contract and had $7.0 million issued under a standby letter of credit with TD Bank in support of gas purchases on the natural gas exchange (NGX) in Canada.

Demand Promissory Note
In May 2023, PSE amended and restated its revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $200.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest based on PE's credit facility interest rate, which is SOFR plus 0.10% SOFR adjustment plus 1.75% spread over the adjusted SOFR rate. As of June 30, 2023, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at June 30, 2023, PSE could issue:
•Approximately $1.5 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.4 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2023; and

•Approximately $1.0 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.7 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2023.
At June 30, 2023, PSE had approximately $8.6 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
In August 2022, PSE filed an S-3 shelf registration statement under which it may issue up to $1.4 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $1.0 billion was available to be issued. The shelf registration will expire in August 2025.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At June 30, 2023, approximately $1.6 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the merger order by the Washington Commission, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter period prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.7% at June 30, 2023, and the EBITDA to interest expense ratio was 5.2 to 1.0 for the twelve months ended June 30, 2023.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At June 30, 2023, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Long Term Debt
On May 18, 2023, PSE issued $400.0 million of green senior secured notes at an interest rate of 5.448%. The notes mature on June 1, 2053 and pay interest semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2023. Net proceeds from the issuance of the notes were deposited into the Company's general account and will be earmarked for allocation to eligible projects, as defined in PSE's sustainable financing framework, which was published in May 2023. Eligible projects are expenditures incurred and investments made related to development and acquisition of some or all of the following types of projects: (i) renewable energy, (ii) energy efficiency, (iii) clean transportation, (iv) biodiversity conservation, (v) climate change adaptation, (vi) water and wastewater management, (vii) pollution prevention and control, and (viii) green innovation.
For more information on the Company's long term debt, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Puget Energy
Credit Facility
In May 2022, Puget Energy entered into a new $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the SOFR, as the LIBOR was discontinued on June 30, 2023. The proceeds of the PE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. The Puget Energy revolving senior secured credit facility also has an accordion feature, upon receipt of commitments from one or more lenders, could increase the size of the facility up to $1.3 billion.
The revolving senior secured credit facility provides Puget Energy the ability to borrow based on a prime based rate or SOFR, in either case, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of June 30, 2023, there was $135.8 million drawn and outstanding under the facility. As of the date of this report, interest was calculated as SOFR plus 0.10% SOFR adjustment plus 1.75% spread over the adjusted SOFR rate and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. As of June 30, 2023, Puget Energy was in compliance with all applicable covenants.
In September 2022, PE borrowed $50.0 million on the credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds were used for general corporate purposes.

Shelf Registrations
In March 2022, Puget Energy filed an S-3 Registration statement under which it may issue up to $1.0 billion aggregate principal amount of senior notes secured by Puget Energy's assets. As of the date of this report, $550.0 million was available to be issued. The shelf registration will expire in March 2025.

Long-Term Debt
In March 2022, Puget Energy issued $450.0 million of senior secured notes at an interest rate of 4.224%. The notes mature on March 15, 2032, and pay interest semi-annually on March 15 and September 15 of each year. Proceeds from the issuance of the notes were invested in short-term money market funds, and then used to repay Puget Energy's $450.0 million 5.625% notes that were originally scheduled to mature July 2022.
In April 2022, Puget Energy redeemed the $450.0 million 5.625% senior secured notes due July 2022 and paid related expenses for a total redemption price of $457.2 million, which includes repayment of the $450.0 million principal amount and $7.2 million of accrued interest expense.
For further information, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.9 to 1.0 for the twelve months ended June 30, 2023.
At June 30, 2023, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Washington Clean Energy Transformation Act
In May 2019, Washington State passed the Clean Energy Transformation Act (CETA), which supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The CETA requires all electric utilities to eliminate coal-fired generation from their allocation of electricity by December 31, 2025; to be carbon-neutral by January 1, 2030 through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean energy implementation plans are required every four years from each investor-owned utility (IOU). The plan must propose interim targets for meeting the 2045 standard between 2030 and 2045 and describe an actionable plan that the IOU intends to pursue to meet the standard. The Washington Commission may approve, reject or recommend alterations to an IOU’s plan. The Company intends to seek recovery of any costs associated with CETA through the regulatory process. On December 17, 2021, PSE filed its Final CEIP, which proposed a plan for the implementation of CETA for 2022-2025 and project costs associated with its implementation. On June 6, 2023, the Washington Commission approved PSE’s CEIP, subject to conditions. The CEIP tariff was filed with the Washington Commission on July 17, 2023 and is pending approval.

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
In February 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations. Pursuant to the Commission’s order, Puget LNG is allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $243.3 million of non-utility plant and $14.1 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of June 30, 2023. The portion of the Tacoma LNG facility allocated to PSE is subject to regulation by the Washington Commission.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of adverse changes in commodity prices, counterparty credit risk, as well as interest rate risk. PSE actively manages market risk and maintains risk policies and procedures designed to discourage unauthorized risk-taking, reduce commodity price volatility, and manage the various risks inherent to the energy portfolio. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of June 30, 2023.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report and see "Other Legal Matters" included in this Item 2 of this report.
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
Natural disasters such as wildfires and catastrophic events, including terrorist acts, may adversely affect PSE's business and expose the Company to liability. Events such as wildfires, earthquakes, floods, tornadoes and other extreme weather events, explosions, vandalism, terrorist acts, and other similar occurrences, could damage PSE's operational assets, including utility facilities, information technology infrastructure, distributed generation assets and pipeline assets. Such events could likewise damage the operational assets of PSE's suppliers or customers. These events could disrupt PSE's ability to meet customer requirements, significantly increase PSE's response costs, cause reputational harm and significantly decrease PSE's revenues. Unanticipated events or a combination of events, failure in resources needed to respond to events, or a slow or inadequate response to events may have an adverse impact on PSE's operations, financial condition, and results of operations.
Wildfires and other natural disasters affecting PSE's infrastructure may expose PSE to liability for personal injury, loss of life, and property damage. The risk of catastrophic and severe wildfires has increased in the western U.S. giving rise to the potential for large damage claims against utilities for fire-related losses. Climate change may worsen hot and dry summer conditions, which increase the likelihood and magnitude of damages that may be caused by fires burning into or allegedly originating from PSE’s equipment. Wildfires alleged to have been caused by PSE's transmission, distribution, or generation infrastructure, or that allegedly result from PSE’s or its contractors’ operating or maintenance practices, could expose PSE to claims for fire suppression and clean-up costs, evacuation costs, fines and penalties, and liability for economic damages, personal injury, loss of life, property damage, and environmental pollution, whether based on claims of negligence, trespass, or otherwise.
PSE maintains insurance coverage for natural disasters and catastrophic events like wildfires, sabotage and terrorism, but insurance coverage is subject to the terms and limitations of the available policies and may not be sufficient in scope or amount to cover PSE’s ultimate liability. The availability of insurance coverage may be limited or may result in higher deductibles, higher premiums, and more restrictive policy terms. Coverage limits within insurance policies could result in material self-insured costs if there are events that are not covered by PSE’s insurance policies. PSE may be unable to fully recover costs in excess of insurance through customer rates or regulatory mechanisms and, even if such recovery is possible, it could take several years to collect. If the amount of insurance is insufficient or otherwise unavailable, and if PSE is unable to fully recover in rates the costs of uninsured losses, PSE’s financial condition, results of operations, or cash flows could be materially affected.

Item 5.         Other Information

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

22.1*	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2023 filed on August 2, 2023 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stacy Smith
Stacy Smith Controller & Principal Accounting Officer
Date:	August 2, 2023