Form 10-Q
period 2023-09-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2023-11-02
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer", "accelerated filer," a smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenue:
Electric	$770,406	$714,122	$2,461,205	$2,064,830
Natural gas	160,233	128,665	947,631	791,067
Other	10,381	11,086	36,999	33,789
Total operating revenue	941,020	853,873	3,445,835	2,889,686
Operating expenses:
Energy costs:
Purchased electricity	250,384	257,411	817,739	708,005
Electric generation fuel	127,729	105,551	342,130	212,693
Residential exchange	(14,547)	(15,712)	(54,259)	(55,565)
Purchased natural gas	56,992	38,821	407,391	308,606
Unrealized (gain) loss on derivative instruments, net	(21,695)	62,709	201,230	(59,939)
Utility operations and maintenance	179,630	157,246	549,118	488,479
Non-utility expense and other	8,342	13,279	38,246	43,997
Depreciation & amortization	189,298	166,811	565,506	497,063
Conservation amortization	23,044	25,033	87,522	81,080
Taxes other than income taxes	72,616	71,476	298,456	279,397
Total operating expenses	871,793	882,625	3,253,079	2,503,816
Operating income (loss)	69,227	(28,752)	192,756	385,870
Other income (expense):
Other income	17,257	12,899	48,249	39,294
Other expense	(3,314)	(2,839)	(9,218)	(10,531)
Interest charges:
AFUDC	6,260	4,591	17,742	12,694
Interest expense	(96,635)	(85,831)	(280,068)	(258,493)
Income (loss) before income taxes	(7,205)	(99,932)	(30,539)	168,834
Income tax (benefit) expense	(1,908)	(6,222)	11,699	17,745
Net income (loss)	$(5,297)	$(93,710)	$(42,238)	$151,089

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(5,297)	$(93,710)	$(42,238)	$151,089
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(137), $768, $(2,196) and $1,743, respectively	(517)	2,896	(8,260)	6,558
Other comprehensive income (loss)	(517)	2,896	(8,260)	6,558
Comprehensive income (loss)	$(5,814)	$(90,814)	$(50,498)	$157,647

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2023	December 31, 2022
Utility plant (at original cost, including construction work in progress of $982,039 and $861,801 respectively):
Electric plant	$10,818,085	$10,300,895
Natural gas plant	4,900,333	4,721,982
Common plant	1,016,997	1,103,783
Less: Accumulated depreciation and amortization	(4,522,431)	(4,341,789)
Net utility plant	12,212,984	11,784,871
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	313,263	328,535
Total other property and investments	1,969,776	1,985,048
Current assets:
Cash and cash equivalents	346,737	105,740
Restricted cash	38,601	63,045
Accounts receivable, net of allowance for doubtful accounts of $36,507 and $41,962, respectively	401,562	673,236
Unbilled revenue	157,848	284,022
Materials and supplies, at average cost	152,391	132,172
Fuel and natural gas inventory, at average cost	97,729	94,075
Unrealized gain on derivative instruments	112,101	587,029
GHG emission allowances	49,668	—
Prepaid expense and other	50,190	41,940
Power contract acquisition adjustment gain	16,274	16,736
Total current assets	1,423,101	1,997,995
Other long-term and regulatory assets:
Power cost adjustment mechanism	47,727	112,207
Regulatory assets related to power contracts	6,518	7,904
Other regulatory assets	967,884	784,231
Unrealized gain on derivative instruments	55,770	94,621
Power contract acquisition adjustment gain	33,883	46,924
Operating lease right-of-use asset	187,445	193,509
Other	206,799	180,204
Total other long-term and regulatory assets	1,506,026	1,419,600
Total assets	$17,111,887	$17,187,514

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2023	December 31, 2022
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,523,532	3,523,532
Retained earnings	1,369,373	1,465,331
Accumulated other comprehensive income (loss), net of tax	(33,034)	(24,774)
Total common shareholder’s equity	4,859,871	4,964,089
Long-term debt:
First mortgage bonds and senior notes	5,062,000	4,662,000
Pollution control bonds	161,860	161,860
Long-term debt	2,000,000	2,034,300
Debt discount issuance costs and other	(190,308)	(194,787)
Total long-term debt	7,033,552	6,663,373
Total capitalization	11,893,423	11,627,462
Current liabilities:
Accounts payable	385,764	665,750
Short-term debt	244,200	441,300
Accrued expenses:
Taxes	142,096	116,098
Salaries and wages	59,610	60,537
Interest	85,299	62,148
Unrealized loss on derivative instruments	84,435	124,976
Power contract acquisition adjustment loss	1,505	1,638
Operating lease liabilities	21,410	20,342
Compliance obligation	49,668	—
Other	64,425	70,685
Total current liabilities	1,138,412	1,563,474
Other long-term and regulatory liabilities:
Deferred income taxes	943,289	985,947
Unrealized loss on derivative instruments	23,330	18,366
Purchased gas adjustment liability	154,160	3,536
Regulatory liabilities	1,040,684	1,147,143
Regulatory liability for deferred income taxes	768,599	811,161
Regulatory liabilities related to power contracts	50,157	63,660
Power contract acquisition adjustment loss	5,013	6,266
Operating lease liabilities	173,867	181,265
Finance lease liabilities	100,072	102,518
Compliance obligation	99,426	—
Other deferred credits	721,455	676,716
Total long-term and regulatory liabilities	4,080,052	3,996,578
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$17,111,887	$17,187,514

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2021	200	$—	$3,523,532	$1,067,216	$(27,432)	$4,563,316
Net income (loss)	—	—	—	278,295	—	278,295
Common stock dividend paid	—	—	—	(939)	—	(939)
Other comprehensive income (loss)	—	—	—	—	1,831	1,831
Balance at March 31, 2022	200	$—	$3,523,532	$1,344,572	$(25,601)	$4,842,503
Net income (loss)	—	—	—	(33,496)	—	(33,496)
Common stock dividend paid	—	—	—	(294)	—	(294)
Other comprehensive income (loss)	—	—	—	—	1,831	1,831
Balance at June 30, 2022	200	$—	$3,523,532	$1,310,782	$(23,770)	$4,810,544
Net income (loss)	—	—	—	(93,710)	—	(93,710)
Common stock dividend paid	—	—	—	(9)	—	(9)
Other comprehensive income (loss)	—	—	—	—	2,896	2,896
Balance at September 30, 2022	200	—	$3,523,532	$1,217,063	$(20,874)	$4,719,721
Balance at December 31, 2022	200	$—	$3,523,532	$1,465,331	$(24,774)	$4,964,089
Net income (loss)	—	—	—	(31)	—	(31)
Common stock dividend paid	—	—	—	(28,133)	—	(28,133)
Other comprehensive income (loss)	—	—	—	—	(658)	(658)
Balance at March 31, 2023	200	$—	$3,523,532	$1,437,167	$(25,432)	$4,935,267
Net income (loss)	—	—	—	(36,910)	—	(36,910)
Common stock dividend paid	—	—	—	(14,292)	—	(14,292)
Other comprehensive income (loss)	—	—	—	—	(7,085)	(7,085)
Balance at June 30, 2023	200	$—	$3,523,532	$1,385,965	$(32,517)	$4,876,980
Net income (loss)	—	—	—	(5,297)	—	(5,297)
Common stock dividend paid	—	—	—	(11,295)	—	(11,295)
Other comprehensive income (loss)	—	—	—	—	(517)	(517)
Balance at September 30, 2023	200	$—	$3,523,532	$1,369,373	$(33,034)	$4,859,871

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net Income (loss)	$(42,238)	$151,089
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	565,506	497,063
Conservation amortization	87,522	81,080
Deferred income taxes and tax credits, net	(83,024)	(17,777)
Net unrealized (gain) loss on derivative instruments	201,230	(59,939)
AFUDC - equity	(28,516)	(21,396)
Other non-cash	(11,312)	(15,060)
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	134,755	11,210
Purchased gas adjustment	174,840	8,509
GHG emission allowances	(112,037)	—
Other long term assets and liabilities	(26,413)	(15,042)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	369,279	123,272
Materials and supplies	(20,219)	(14,003)
Fuel and natural gas inventory	(3,654)	(45,419)
Prepayments and other	8,180	12,048
Accounts payable	(289,853)	(30,572)
Taxes payable	25,998	(12,433)
Other	18,035	16,525
Net cash provided by (used in) operating activities	950,079	651,155
Investing activities:
Construction expenditures - excluding equity AFUDC	(875,359)	(721,812)
Other	14,020	(580)
Net cash provided by (used in) investing activities	(861,339)	(722,392)
Financing activities:
Change in short-term debt, net	(231,400)	21,000
Dividends paid	(53,720)	(1,242)
Proceeds from long-term debt and bonds issued	396,488	448,075
Redemption of bonds and notes	—	(450,000)
Other	16,445	11,994
Net cash provided by (used in) financing activities	127,813	29,827
Net increase (decrease) in cash, cash equivalents, and restricted cash	216,553	(41,410)
Cash, cash equivalents, and restricted cash at beginning of period	168,785	103,150
Cash, cash equivalents, and restricted cash at end of period	$385,338	$61,740
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$227,186	$225,576
Cash payments (refunds) for income taxes	50,707	35,013
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$71,198	$70,610

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenue:
Electric	$770,406	$714,122	$2,461,205	$2,064,830
Natural gas	161,266	128,665	948,664	791,067
Other	933	10,548	16,271	33,216
Total operating revenue	932,605	853,335	3,426,140	2,889,113
Operating expenses:
Energy costs:
Purchased electricity	250,384	257,411	817,739	708,005
Electric generation fuel	127,729	105,551	342,130	212,693
Residential exchange	(14,547)	(15,712)	(54,259)	(55,565)
Purchased natural gas	56,992	38,821	407,391	308,606
Unrealized (gain) loss on derivative instruments, net	(21,695)	62,709	201,230	(59,939)
Utility operations and maintenance	179,630	157,246	549,118	488,479
Non-utility expense and other	3,342	10,673	18,076	35,329
Depreciation & amortization	187,622	165,141	560,480	492,854
Conservation amortization	23,044	25,033	87,522	81,080
Taxes other than income taxes	73,638	71,099	297,534	278,458
Total operating expenses	866,139	877,972	3,226,961	2,490,000
Operating income (loss)	66,466	(24,637)	199,179	399,113
Other income (expense):
Other income	17,131	10,731	46,300	32,704
Other expense	(3,314)	(2,839)	(9,218)	(10,531)
Interest charges:
AFUDC	6,260	4,591	17,742	12,694
Interest expense	(72,445)	(64,139)	(209,356)	(189,946)
Income (loss) before income taxes	14,098	(76,293)	44,647	244,034
Income tax (benefit) expense	695	(8,480)	2,244	30,084
Net income (loss)	$13,403	$(67,813)	$42,403	$213,950

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$13,403	$(67,813)	$42,403	$213,950
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(10), $1,233, $(1,803) and $3,139, respectively.	(38)	4,639	(6,787)	11,814
Amortization of treasury interest rate swaps to earnings, net of tax of $25, $26, $77 and $76, respectively.	97	95	289	290
Other comprehensive income (loss)	59	4,734	(6,498)	12,104
Comprehensive income (loss)	$13,462	$(63,079)	$35,905	$226,054

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2023	December 31, 2022
Utility plant (at original cost, including construction work in progress of $982,039 and $861,801, respectively):
Electric plant	$12,573,468	$12,071,531
Natural gas plant	5,452,711	5,276,156
Common plant	1,037,859	1,125,217
Less: Accumulated depreciation and amortization	(6,851,054)	(6,688,033)
Net utility plant	12,212,984	11,784,871
Other property and investments:
Other property and investments	69,497	80,076
Total other property and investments	69,497	80,076
Current assets:
Cash and cash equivalents	343,109	102,840
Restricted cash	38,601	63,045
Accounts receivable, net of allowance for doubtful accounts of $36,507 and $41,962, respectively	400,614	671,071
Unbilled revenue	157,848	284,014
Materials and supplies, at average cost	152,391	132,172
Fuel and natural gas inventory, at average cost	96,155	91,783
Unrealized gain on derivative instruments	112,101	587,029
GHG emission allowances	49,668	—
Prepaid expense and other	50,114	41,940
Total current assets	1,400,601	1,973,894
Other long-term and regulatory assets:
Power cost adjustment mechanism	47,727	112,207
Other regulatory assets	967,884	784,231
Unrealized gain on derivative instruments	55,770	94,621
Operating lease right-of-use asset	187,445	193,509
Other	203,950	176,833
Total other long-term and regulatory assets	1,462,776	1,361,401
Total assets	$15,145,858	$15,200,242

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2023	December 31, 2022
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,635,105	3,535,105
Retained earnings	1,429,929	1,438,163
Accumulated other comprehensive income (loss), net of tax	(109,542)	(103,044)
Total common shareholder’s equity	4,956,351	4,871,083
Long-term debt:
First mortgage bonds and senior notes	5,062,000	4,662,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(40,330)	(37,095)
Total long-term debt	5,183,530	4,786,765
Total capitalization	10,139,881	9,657,848
Current liabilities:
Accounts payable	385,909	664,457
Short-term debt	—	357,000
Accrued expenses:
Taxes	143,572	116,472
Salaries and wages	59,610	60,537
Interest	66,804	52,170
Unrealized loss on derivative instruments	84,435	124,976
Operating lease liabilities	21,410	20,342
Compliance obligation	49,668	—
Other	64,425	70,685
Total current liabilities	875,833	1,466,639
Other long-term and regulatory liabilities:
Deferred income taxes	1,053,216	1,139,600
Unrealized loss on derivative instruments	23,330	18,366
Purchased gas adjustment liability	154,160	3,536
Regulatory liabilities	1,039,420	1,145,879
Regulatory liabilities for deferred income tax	769,153	811,724
Operating lease liabilities	173,867	181,265
Finance lease liabilities	100,072	102,518
Compliance obligation	99,426	—
Other deferred credits	717,500	672,867
Total long-term and regulatory liabilities	4,130,144	4,075,755
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$15,145,858	$15,200,242

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2021	85,903,791	$859	$3,485,105	$982,607	$(113,141)	$4,355,430
Net income (loss)	—	—	—	288,081	—	288,081
Common stock dividend paid	—	—	—	(13,896)	—	(13,896)
Other comprehensive income (loss)	—	—	—	—	3,685	3,685
Balance at March 31, 2022	85,903,791	$859	$3,485,105	$1,256,792	$(109,456)	$4,633,300
Net income (loss)	—	—	—	(6,318)	—	(6,318)
Common stock dividend paid	—	—	—	(2,037)	—	(2,037)
Other comprehensive income (loss)	—	—	—	—	3,685	3,685
Balance at June 30, 2022	85,903,791	$859	$3,485,105	$1,248,437	$(105,771)	$4,628,630
Net income (loss)	—	—	—	(67,813)	—	(67,813)
Common stock dividend paid	—	—	—	(4,499)	—	(4,499)
Capital contribution	—	—	50,000	—	—	50,000
Other comprehensive income (loss)	—	—	—	—	4,734	4,734
Balance at September 30, 2022	85,903,791	$859	$3,535,105	$1,176,125	$(101,037)	$4,611,052
Balance at December 31, 2022	85,903,791	$859	$3,535,105	$1,438,163	$(103,044)	$4,871,083
Net income (loss)	—	—	—	27,535	—	27,535
Common stock dividend paid	—	—	—	(28,002)	—	(28,002)
Other comprehensive income (loss)	—	—	—	—	133	133
Balance at March 31, 2023	85,903,791	$859	$3,535,105	$1,437,696	$(102,911)	$4,870,749
Net income (loss)	—	—	—	1,465	—	1,465
Common stock dividend paid	—	—	—	(22,000)	—	(22,000)
Other comprehensive income (loss)	—	—	—	—	(6,690)	(6,690)
Balance at June 30, 2023	85,903,791	$859	$3,535,105	$1,417,161	$(109,601)	$4,843,524
Net income (loss)	—	—	—	13,403	—	13,403
Common stock dividend paid	—	—	—	(635)	—	(635)
Capital contribution	—	—	100,000	—	—	100,000
Other comprehensive income (loss)	—	—	—	—	59	59
Balance at September 30, 2023	85,903,791	$859	$3,635,105	$1,429,929	$(109,542)	$4,956,351

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net Income (loss)	$42,403	$213,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	560,480	492,854
Conservation amortization	87,522	81,080
Deferred income taxes and tax credits, net	(127,228)	(40,216)
Net unrealized (gain) loss on derivative instruments	201,230	(59,939)
AFUDC - equity	(28,516)	(21,396)
Other non-cash	(19,190)	(23,189)
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	134,755	11,210
Purchased gas adjustment	174,840	8,509
GHG emission allowances	(112,037)	—
Other long term assets and liabilities	(24,545)	(8,034)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	368,054	126,460
Materials and supplies	(20,219)	(14,003)
Fuel and natural gas inventory	(4,372)	(44,789)
Prepayments and other	8,256	12,048
Accounts payable	(288,415)	(37,990)
Taxes payable	27,100	(17,743)
Other	9,518	14,055
Net cash provided by (used in) operating activities	971,636	674,867
Investing activities:
Construction expenditures - excluding equity AFUDC	(875,139)	(720,703)
Other	14,020	(580)
Net cash provided by (used in) investing activities	(861,119)	(721,283)
Financing activities:
Change in short-term debt, net	(357,000)	(38,000)
Dividends paid	(50,637)	(20,432)
Investment from Parent	100,000	50,000
Proceeds from long-term debt and bonds issued	396,488	—
Other	16,457	15,796
Net cash provided by (used in) financing activities	105,308	7,364
Net increase (decrease) in cash, cash equivalents, and restricted cash	215,825	(39,052)
Cash, cash equivalents, and restricted cash at beginning of period	165,885	96,247
Cash, cash equivalents, and restricted cash at end of period	$381,710	$57,195
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$172,869	$167,099
Cash payments (refunds) for income taxes	84,357	75,100
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$71,198	$70,610

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

Greenhouse Gas Emission Allowances
PSE is required to obtain emission allowances or offset credits for greenhouse gas (GHG) emissions associated with electricity it generates or imports into Washington State and natural gas supplied to customers in accordance with the cap-and- invest program included in the Climate Commitment Act (CCA). PSE records allocated and purchased emission allowances at cost, similar to an inventory method and includes purchased emissions allowances in current assets and long-term assets reported in the "GHG emission allowances" line item on the consolidated balance sheets. PSE measures the compliance obligation at the weighted average cost of allowances held plus the fair value of additional allowances required to satisfy the obligation after adjustment for applicable no-cost allowances received. PSE includes the obligation in current liabilities and long-term liabilities reported in the "Compliance obligations" line item on the consolidated balance sheets based on the dates the allowances are to be surrendered. Consistent with ASC 980, PSE defers costs and revenues associated with the cap-and-invest program through regulatory assets and liabilities.

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

The following table presents the activity in the allowance for credit losses for accounts receivable for the nine months ended September 30, 2023 and 2022:

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022
Allowance for credit losses:
Beginning balance	$41,962	$34,958
Provision for credit loss expense	23,550	18,874
Receivables charged-off	(29,005)	(14,500)
Total ending allowance balance	$36,507	$39,332

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
Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $241.8 million and $249.1 million of non-utility plant operating cost is reported in the Puget Energy "Other property and investments" line item as of September 30, 2023 and December 31, 2022, respectively. Additionally, $20.3 million and $7.8 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the nine months ended September 30, 2023, and September 30, 2022, respectively. Further, $236.9 million and $245.7 million of natural gas plant related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of September 30, 2023 and December 31, 2022, respectively, as PSE is a regulated entity.

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
Purchased energy of $64.2 million and $20.6 million were recognized in purchased electricity on the Company's consolidated statements of income for the nine months ended September 30, 2023 and September 30, 2022, respectively. Additionally, $10.9 million and $3.9 million were included in accounts payable on the Company's balance sheet as of September 30, 2023 and December 31, 2022, respectively.

(2)  New Accounting Pronouncements

Reference Rate Reform
In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". ASU 2022-06 postpones the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. As of September 30, 2023, the Company is not aware of any current agreements that reference LIBOR and thus, has not utilized any practical expedients. The Company continues to assess other agreements to determine if LIBOR is included and if the expedients would be utilized through the allowed period of December 2024.

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months ended September 30, 2023 and September 30, 2022:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30, 2023
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$292,586	$91,393	$—	$383,979
Commercial	252,952	51,132	—	304,084
Industrial	29,794	4,003	—	33,797
Other	5,242	—	—	5,242
Wholesale	174,039	—	—	174,039
Transmission and transportation	10,403	4,540	—	14,943
Miscellaneous	7,895	(1,273)	10,381	17,003
Total revenue from contracts with customers	$772,911	$149,795	$10,381	$933,087
Total other revenue[2]	(2,505)	10,438	—	7,933
Total operating revenue	$770,406	$160,233	$10,381	$941,020
_____________
1 Other includes $9.4 million of Puget LNG revenues recorded at Puget Energy.
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

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the nine months ended September 30, 2023 and September 30, 2022:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Nine Months Ended September 30, 2023
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$1,089,794	$612,458	$—	$1,702,252
Commercial	792,644	285,194	—	1,077,838
Industrial	92,161	21,286	—	113,447
Other	15,963	—	—	15,963
Wholesale	376,191	—	—	376,191
Transmission and transportation	35,516	15,493	—	51,009
Miscellaneous	18,870	(1,691)	36,999	54,178
Total revenue from contracts with customers	$2,421,139	$932,740	$36,999	$3,390,878
Total other revenue[2]	40,066	14,891	—	54,957
Total operating revenue	$2,461,205	$947,631	$36,999	$3,445,835
_____________
1 Other includes $20.7 million of Puget LNG revenues recorded at Puget Energy.
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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	September 30, 2023			December 31, 2022
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$114,886	$65,534	*	$337,703	$87,120
Natural gas derivatives (MMBtus)[3]	328	52,985	42,231	322	343,947	56,222
Total derivative contracts		$167,871	$107,765		$681,650	$143,342
Current		$112,101	$84,435		$587,029	$124,976
Long-term		55,770	23,330		94,621	18,366
Total derivative contracts		$167,871	$107,765		$681,650	$143,342
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
* Electric portfolio derivatives consist of electric generation fuel of 320.0 million British Thermal Units (MMBtu) and purchased electricity of 2.9 million Megawatt hours (MWhs) at September 30, 2023, and 234.9 million MMBtus and 5.3 million MWhs at December 31, 2022.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At September 30, 2023
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$167,871	$—	$167,871	$(50,529)	$—	$117,342
Liabilities:
Energy derivative contracts	$107,765	$—	$107,765	$(50,529)	$(2,906)	$54,330

Puget Energy and Puget Sound Energy	At December 31, 2022
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$681,650	$—	$681,650	$(125,334)	$—	$556,316
Liabilities:
Energy derivative contracts	$143,342	$—	$143,342	$(125,334)	$(5,661)	$12,347
_______________
1 All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Classification	2023	2022	2023	2022
Gas for power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$38,966	$(28,197)	$(75,373)	$42,094
Realized	Electric generation fuel	(23,442)	73,723	51,253	116,853
Power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(17,271)	(34,512)	(125,857)	17,845
Realized	Purchased electricity	25,076	4,398	72,208	11,443
Total gain (loss) recognized in income on derivatives		$23,329	$15,412	$(77,769)	$188,235

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2023, approximately 99.5% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 0.5% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of September 30, 2023, PSE had cash posted as collateral of $22.1 million related to contracts executed on the ICE platform. In August 2022, PSE entered into a standby letter of credit agreement with TD Bank allowing standby letter of credit postings of up to $50.0 million as a condition of transacting on the ICE NGX platform. As of September 30, 2023, PSE had no cash posted with ICE NGX and $7.0 million issued under the standby letter of credit agreement. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended September 30, 2023.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30, 2023			At December 31, 2022
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$11,648	$—	$11,648	$3,157	$—	$3,157
Requested credit for adequate assurance	—	—	—	4,157	—	—
Forward value of contract[3]	2,906	22,127	N/A	5,661	56,200	N/A
Total	$14,554	$22,127	$11,648	$12,975	$56,200	$3,157
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $44.3 million and $55.0 million at September 30, 2023 and December 31, 2022 respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.

The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		September 30, 2023		December 31, 2022
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$7,033,552	$6,270,007	$6,629,073	$6,149,797
Long-term debt (variable-rate)	2	—	—	34,300	34,300
Total liabilities		$7,033,552	$6,270,007	$6,663,373	$6,184,097

Puget Sound Energy		September 30, 2023		December 31, 2022
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$5,183,530	$4,518,923	$4,786,765	$4,379,010
Total liabilities		$5,183,530	$4,518,923	$4,786,765	$4,379,010
_______________
1 The carrying value includes debt issuances costs of $21.4 million and $21.5 million for September 30, 2023 and December 31, 2022, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $21.6 million and $21.4 million for September 30, 2023 and December 31, 2022, respectively, which are not included in fair value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At September 30, 2023			Fair Value At December 31, 2022
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$67,242	$47,644	$114,886	$218,610	$119,093	$337,703
Natural gas derivative instruments	48,271	4,714	52,985	342,988	959	343,947
Total assets	$115,513	$52,358	$167,871	$561,598	$120,052	$681,650
Liabilities:
Electric derivative instruments	$53,494	$12,040	$65,534	$84,105	$3,015	$87,120
Natural gas derivative instruments	41,078	1,153	42,231	55,136	1,086	56,222
Compliance obligations	99,426	—	99,426	—	—	—
Total liabilities	$193,998	$13,193	$207,191	$139,241	$4,101	$143,342

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
(Dollars in Thousands)	2023			2022
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$57,907	$104	$58,011	$5,916	$(717)	$5,199
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	(12,551)	—	(12,551)	6,939	—	6,939
Included in regulatory assets / liabilities	—	3,808	3,808	—	(4)	(4)
Settlements	(9,752)	(351)	(10,103)	(12,080)	502	(11,578)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$35,604	$3,561	$39,165	$775	$(219)	$556

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2023			2022
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$116,078	$(127)	$115,951	$(42,752)	$(2,120)	$(44,872)
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	(47,613)	—	(47,613)	50,572	—	50,572
Included in regulatory assets / liabilities	—	3,852	3,852	—	481	481
Settlements	(33,078)	(334)	(33,412)	(7,314)	1,097	(6,217)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	217	170	387	269	323	592
Balance at end of period	$35,604	$3,561	$39,165	$775	$(219)	$556
_______________
1 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(1.2) million and $(8.8) million for the three months ended September 30, 2023 and 2022, respectively.
2 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(19.8) million and $31.2 million for the nine months ended September 30, 2023 and 2022, respectively.

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
The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs. The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts. The weighted average price is calculated as the total market value divided by the total volume of the Company's Level 3 electric and natural gas commodity contracts, respectively, as of the reporting date.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of September 30, 2023:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$47,644	$12,040	Discounted cash flow	Power prices (per MWh)	$58.38	$170.03	$100.28
Natural gas	$4,714	$1,153	Discounted cash flow	Natural gas prices (per MMBtu)	$1.58	$7.88	$4.50
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2022:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$119,093	$3,015	Discounted cash flow	Power prices (per MWh)	$55.79	$291.03	$131.51
Natural gas	$959	$1,086	Discounted cash flow	Natural gas prices (per MMBtu)	$3.84	$7.00	$4.87
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of September 30, 2023 and December 31, 2022, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $20.7 million and $37.6 million, respectively.

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
As of September 30, 2023, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and determined that no impairment was needed. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations."

(6) Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees. For employees hired prior to 2014, pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates. Effective January 1, 2014, all new

United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada (UA) represented employees hired or rehired receive annual pay credits of 4.0% of eligible pay each year in the cash balance formula of the defined pension plan. Effective January 1, 2014 for non-represented employees, and December 12, 2014 for employees represented by the International Brotherhood of Electrical Workers (IBEW), newly hired or rehired employees receive annual employer contributions of 4.0% of eligible pay each year into the cash balance formula of the defined benefit pension or 401k plan account. PSE also has a non-qualified Supplemental Executive Retirement Plan (SERP) for certain key senior management employees that closed to new participants in 2019. Effective 2019, PSE has an officer restoration benefit for new officers who join PSE or are promoted, such that company contributions under PSE’s applicable tax-qualified plan, which otherwise would have been credited if not for the IRS limitations, are credited at 4.0% of earnings to an account with the Deferred Compensation Plan.
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
The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2023 and 2022:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$4,632	$6,588	$—	$139	$44	$53
Interest cost	8,094	6,066	370	313	99	70
Expected return on plan assets	(12,660)	(12,753)	—	—	(64)	(86)
Amortization of prior service cost	—	—	—	72	7	6
Amortization of net loss (gain)	(612)	1,595	—	618	(57)	(14)
Net periodic benefit cost	$(546)	$1,496	$370	$1,142	$29	$29

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$13,898	$19,763	$141	$418	$138	$162
Interest cost	24,281	18,197	1,219	939	330	233
Expected return on plan assets	(37,980)	(38,260)	—	—	(223)	(284)
Amortization of prior service cost	—	—	146	218	21	17
Amortization of net loss (gain)	(1,836)	4,786	—	1,853	(158)	(22)
Net periodic benefit cost	$(1,637)	$4,486	$1,506	$3,428	$108	$106

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$4,632	$6,588	$—	$139	$44	$53
Interest cost	8,094	6,066	370	313	99	70
Expected return on plan assets	(12,660)	(12,754)	—	—	(64)	(86)
Amortization of prior service cost	—	—	—	72	7	6
Amortization of net loss (gain)	—	3,770	—	662	(64)	(15)
Net periodic benefit cost	$66	$3,670	$370	$1,186	$22	$28

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$13,898	$19,763	$141	$418	$138	$162
Interest cost	24,281	18,197	1,219	939	330	233
Expected return on plan assets	(37,981)	(38,262)	—	—	(223)	(284)
Amortization of prior service cost	—	—	146	218	21	17
Amortization of net loss (gain)	—	11,310	44	1,986	(173)	(26)
Net periodic benefit cost	$198	$11,008	$1,550	$3,561	$93	$102

The following table summarizes the Company’s change in benefit obligation for the periods ended September 30, 2023 and December 31, 2022:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
(Dollars in Thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Change in benefit obligation:
Benefit obligation at beginning of period	$589,278	$834,960	$32,046	$43,155	$9,015	$11,654
Amendments	—	—	—	—	—	38
Service cost	13,898	26,351	141	557	138	217
Interest cost	24,281	24,263	1,219	1,253	330	311
Curtailment	—	—	(2,772)	—	—	—
Actuarial loss (gain)	11,301	(215,005)	251	(5,260)	(91)	(2,397)
Benefits paid	(34,139)	(80,226)	(3,024)	(7,659)	(1,086)	(808)
Administrative expense	—	(1,065)	—	—	—	—
Benefit obligation at end of period	$604,619	$589,278	$27,861	$32,046	$8,306	$9,015

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2023, are expected to be at least $18.0 million, $3.5 million and $0.2 million, respectively. The Company contributed $18.0 million to fund the qualified pension plan during the nine months ended September 30, 2023 and the nine months ended September 30, 2022. In addition, the Company contributed $3.0 million and $1.5 million to fund the SERP during each of the nine months ended September 30, 2023 and the nine months ended September 30, 2022, respectively. The Company contributed an immaterial amount to fund the other postretirement plans.

(7) Regulation and Rates

General Rate Case
On December 22, 2022, the Washington Commission issued an order on PSE’s 2022 general rate case (GRC), which was filed on January 31, 2022 that approved a weighted cost of capital of 7.16%, or 6.62% after-tax, a capital structure of 49.0% in common equity in 2023 and 2024, and a return on equity of 9.4%. On January 6, 2023, the Washington Commission approved PSE’s natural gas rates in its compliance filing with an overall net revenue change of $70.8 million or 6.4% in 2023 and $19.5 million or 1.7% in 2024, with an effective date of January 7, 2023. On January 10, 2023, the Washington Commission approved PSE’s electric rates in its compliance filing with an overall net revenue change of $247.0 million or 10.8% in 2023 and $33.1 million or 1.3% in 2024 with an effective date of January 11, 2023. Per the 2022 GRC Final Order in Docket No. UE-220066, power cost only rate case (PCORC) rates were set to zero as of January 11, 2023 and PSE agreed not to file a PCORC during 2023 and 2024, the period covered by the two-year rate plan agreed to in the GRC settlement.
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

Climate Commitment Act Deferral
On December 29, 2022, PSE filed accounting petitions with the Washington Commission requesting authorization to defer costs and revenues associated with the Company’s compliance with the Climate Commitment Act (CCA) codified in law within Revised Code of Washington (RCW) 70A.65. On February 28, 2023, in Order 01 under Docket No. UE-220974 and UG-220975, the Washington Commission granted PSE approval to defer the cost of emission allowances to comply with the

CCA and the proceeds from no-cost allowances consigned to auction beginning January 1, 2023. This accounting treatment is necessary in order for PSE to defer and seek recovery of CCA costs that are not currently included in rates. As of September 30, 2023, PSE deferred $144.2 million and $67.2 million of CCA compliance costs for natural gas and electric liabilities, respectively. Additionally, PSE will consign for auction at least the minimum amount of no-cost emission allowances allocated for natural gas operations in compliance with the CCA, the proceeds of which will be used for the benefit of natural gas customers, as determined by the Washington Commission. PSE will not record a regulatory liability to defer the proceeds until consigned allowances are sold at auction. As of September 30, 2023, PSE recorded $108.5 million related to the proceeds from the sale of consigned GHG emission allowances.
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
WDOE provided an initial allocation of no-cost allowances on April 24, 2023. However, qualifying electric utilities were allowed to submit revised emissions forecasts approved by the Washington Commission to WDOE by July 30, 2023, and the WDOE, if appropriate, may adjust the initial allocation schedule of no-cost allowances to reflect such revised 2023 emissions forecasts. PSE filed its revised forecast of 2023 emission under Docket No. UE 220797, which was approved by the Washington Commission on July 27, 2023 and approved by the WDOE on September 27, 2023. Accordingly, the Company's compliance obligation as of September 30, 2023 reflects the revised allowance allocation.
Following the September 27, 2023 WDOE decision, PSE's no-cost allowance allocation will be set for 2023 until the fourth quarter of 2024 when there is an opportunity to request a "true-up" of no-cost allowances under the aforementioned adjustment mechanism. However, as of September 30, 2023, due to the uncertainty around implementation of the adjustment mechanism PSE did not adjust the CCA electric compliance obligation anticipating an adjustment to no cost allowances to reported 2023 electric GHG emissions and does not plan to make such adjustment until a formal true-up allocation has been granted by the WDOE.

Revenue Decoupling Adjustment Mechanism
In June 2021, the Washington Commission approved the multi-party settlement agreement, which was filed within PSE’s PCORC filing. As part of this settlement agreement, the electric annual fixed power cost allowed revenue was updated to reflect changes in the approved revenue requirement and took effect on July 1, 2021.
In September 2021, the Washington Commission approved the 2019 GRC filing. As part of this filing, the annual electric and natural gas delivery cost allowed revenue was updated to reflect changes in the approved revenue requirement. The changes took effect on October 1, 2021.
On January 6, 2023, the Washington Commission approved the natural gas 2022 GRC filing. As part of this filing, the annual natural gas delivery allowed revenue was updated to reflect changes in the approved revenue requirement. Additionally, the Commission approved the removal of the earnings test from the decoupling mechanism in accordance with RCW 80.28.425(6). The changes took effect on January 7, 2023.
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
On September 30, 2023, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. Based on the analyses, no reserve adjustment was recorded as of September 30, 2023 and 2022.

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

For the nine months ended September 30, 2023, in its PCA mechanism, PSE over recovered its allowable costs by $66.2 million of which $38.5 million was apportioned to customers and $3.6 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $12.5 million for the nine months ended September 30, 2022, of which zero was apportioned to customers and accrued $1.0 million of interest on the total deferred customer balance.

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
On September 29, 2023, PSE filed its variable power cost rates update as part of the 2022 GRC Order requirement under Docket No. UE-220066. The filing, which is pending approval from the Washington Commission, is set to be effective January 1, 2024 through December 31, 2024.

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
On October 26, 2023, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-230769, effective November 1, 2023. As part of that filing, PSE requested an annual revenue decrease of $309.4 million, where PGA rates, under Schedule 101, decrease annual revenue by $93.9 million, and the tracker rates under Schedule 106, decrease annual revenue by $215.5 million. The annual 2023 PGA rate decreases include the aforementioned counterparty settlement pass back of $28.1 million under Supplemental Schedule 106B.
The following table presents the PGA mechanism balances and activity at September 30, 2023 and December 31, 2022:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30,	At December 31,
PGA (liability)/receivable balance and activity	2023	2022
PGA (liability)/receivable beginning balance	$(3,536)	$57,935
Actual natural gas costs	261,487	457,950
Allowed PGA recovery	(403,759)	(496,879)
Interest	(4,619)	1,674
Refund/interest from counterparty settlement	(3,733)	(24,216)
PGA (liability)/receivable ending balance	$(154,160)	$(3,536)

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the nine months ended September 30, 2023, PSE incurred $6.1 million in weather-related electric transmission and distribution system restoration costs related to 2023 and 2022 storms, of which the company deferred zero and $2.1 million as regulatory assets related to storms that occurred in 2023 and 2022, respectively. This compares to $6.8 million incurred in weather-related electric transmission and distribution system restoration costs for the nine months ended September 30, 2022, of which the Company deferred $0.2 million as regulatory assets related to storms that occurred in 2021. Under the 2017 GRC Order, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

Environmental Remediation
The Company is subject to environmental laws and regulations by the federal, state and local authorities and is required to undertake certain environmental investigative and remedial efforts as a result of these laws and regulations. The Company has been named by the Environmental Protection Agency, the WDOE and/or other third parties as potentially responsible or liable at several contaminated sites and former manufactured gas plant sites. In accordance with the guidance of ASC 450, “Contingencies,” the Company reviews its estimated future obligations and will record adjustments, if any, on a quarterly basis. The adjustments recorded are based on the best estimate or the low end of a range of reasonably possible costs expected to be incurred by the Company based on its currently understood legal exposure at applicable sites. It is reasonably possible that incurred costs exceed the recorded amounts due to changes in laws and/or regulations, higher than expected costs due to changes in labor market or supply chain, and/or the discovery of new or additional contamination. The Company currently estimates that a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties or from customers under a Washington Commission order.

The following table summarizes changes in the Company's environmental remediation regulatory assets during the nine months ended September 30, 2023 and 2022.

Puget Energy and Puget Sound Energy
	Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022
Environmental remediation regulatory asset beginning balance	$141,893	$127,977
Remediation cost amortization, net of recoveries	(4,674)	(767)
Changes in estimates[1]	32,710	13,020
Environmental remediation regulatory asset ending balance	$169,929	$140,230
_______________
1 Driven in significant part by the Quendall Terminals site on Lake Washington in Renton, Washington. The site represents contaminated facilities from a long defunct creosote manufacturer which had purchased waste products from PSE predecessors.

The following table summarizes changes in the Company's environmental remediation liabilities during the nine months ended September 30, 2023 and 2022.

Puget Energy and Puget Sound Energy
	Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022
Environmental remediation liabilities beginning balance	$135,052	$119,929
Payments made, net of recoveries	(1,238)	(3,264)
Changes in estimates[1]	33,847	16,280
Environmental remediation liabilities ending balance	$167,661	$132,945
_______________
1 Driven in significant part by the Quendall Terminals site on Lake Washington in Renton, Washington. The site represents contaminated facilities from a long defunct creosote manufacturer which had purchased waste products from PSE predecessors.

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
One component of the CCA rules stipulates that GHG emissions associated with exported electricity are covered emissions and require an allowance offset to the extent these exports are not sourced from a non-emitting resource. Another component of the CCA rules stipulates GHG emissions associated with imported electricity are covered emissions and require an allowance offset for the first jurisdictional deliverer serving as the electricity importer for that electricity. Per RCW 70A.65.010(42)(d), imported electricity does not include electricity imports of unspecified electricity that are netted by exports of unspecified electricity to any jurisdiction not covered by a linked program by the same entity within the same hour. Under this definition, hourly power transmission data is required to determine PSE’s net imported electricity compliance obligation. Although the Company is actively engaged in determining the hourly net generation, imports and exports, the methodology for netting these components by hour that will be required by the WDOE to calculate the compliance obligation is uncertain, and PSE expects further rulemaking and agency interpretations to clarify this uncertainty in future periods. Due to the estimation uncertainty as of the date of this disclosure, the company considered a range of outcomes depending on the proportion of exported electricity that is sourced from non-emitting resources and whether all unspecified electricity imports and exports fully net on an hourly basis, none net, or a portion do. As of September 30, 2023, the Company's estimated the range of possible outcomes to be between $66.1 million and $202.1 million depending on the methodology applied in netting unspecified electricity imports and exports. Since no amount in the range represents a better estimate than any other amount, the Company accrued to the minimum amount in the range. As existing uncertainties are resolved in future periods, any change in compliance costs as a result of such estimated additional liabilities would be deferred under ASC 980 as a regulatory asset as an increase the electric compliance costs consistent with Docket No. UE-220974, as these amounts will be recoverable from customers in future utility rates.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025 as part of the 2019 GRC. The 2017 GRC repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4. On September 2, 2022, PSE and Talen Energy reached an agreement to transfer PSE's ownership interest in Colstrip Units 3 and 4 to Talen Energy on December 31, 2025. Management evaluated Colstrip Units 3 and 4 and determined that the applicable held for sale accounting criteria were not met as of September 30, 2023 and December 31, 2022. As such, Colstrip Units 3 and 4 are classified as electric utility plant on the Company's balance sheet as of September 30, 2023 and December 31, 2022.
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

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, during the nine months ended September 30, 2023, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $4.2 billion through 2051.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

(9)  Leases

As of September 30, 2023, there have been no material changes regarding the Company's leases. For further information, see Part II, Item 8, Note 9, "Leases" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Leases Not Yet Commenced
On September 20, 2023, PSE entered into a tolling agreement to purchase the energy and capacity associated with a 132.5 MW facility. The tolling agreement represents a lease to PSE, and is expected to commence in October 2025. PSE expects the future minimum lease payments to be $91.0 million over the five year period beginning in October 2025.

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

Short-Term Debt
As of September 30, 2023, there was no amount outstanding under the commercial paper program at PSE. For further information, see Part II, Item 8, Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Credit Facilities
In May 2022, Puget Energy entered into an $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the Secured Overnight Financing Rate (SOFR), as the LIBOR was discontinued on June 30, 2023. The proceeds of the Puget Energy credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. As of September 30, 2023, $244.2 million was drawn and outstanding under the facility.
In September 2022, Puget Energy borrowed $50.0 million on the credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds were used for general corporate purposes. In August 2023, Puget Energy borrowed $100.0 million on the credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds will be used for general corporate purposes.
In May 2022, PSE entered into an $800.0 million credit facility to replace the existing facility. The terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The base interest rate on loans has changed to the SOFR, as the LIBOR was discontinued on June 30, 2023. The proceeds of the PSE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 14, 2027. As of September 30, 2023, no amount was drawn under PSE's credit facility.
For further information, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for the period ended September 30, 2023 compared to 2022. For discussion related to the results of operations and changes in financial condition for the period ended September 30, 2022 compared to 2021 refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended September 30, 2022, Form 10-Q, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and PSE's Form 10-K for the period ended December 31, 2022. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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

General Rate Case Filing
PSE filed a GRC which included a three-year multiyear rate plan with the Washington Commission on January 31, 2022, requesting an overall increase in electric and natural gas rates of 13.6% and 13.0% respectively in 2023; 2.5% and 2.3%, respectively in 2024; and 1.2% and 1.8%, respectively, in 2025. PSE requested a return on equity of 9.9% in all three rate years. PSE requested an overall rate of return of 7.39% in 2023, 7.44% in 2024, and 7.49% in 2025. The filing requested recovery of forecasted plant additions through 2022 as required by RCW 80.28.425 as well as forecasted plant additions through 2025, the final year of the multiyear rate plan.
On December 22, 2022, the Washington Commission issued an order on PSE’s 2022 GRC, which approved with conditions, three settlement agreements which cover a two-year period beginning January 1, 2023. The ruling provided for a weighted cost of capital of 7.16%, or 6.62% after-tax, and a capital structure of 49.0% in common equity in 2023 and 2024, with a return on equity of 9.4%. The order also provided for an update to power costs in 2023 and 2024 and authorizes PSE to seek recovery of the costs related to the Tacoma LNG Facility concurrent with its 2023 purchased gas adjustment (PGA) filing. The LNG rate adjustment was filed with the Washington Commission on May 25, 2023 and is pending approval, but with a revised procedural schedule extended until April 25, 2024. PSE was also allowed to file two additional trackers that will request to recover all rate base, depreciation, and operations and maintenance (O&M) expenses related to investments under the Company’s Clean Energy Implementation Plan (CEIP) and Transportation Electrification Plan. The Transportation Electrification Plan tariff was approved with an effective date of March 1, 2023. On June 6, 2023, the Washington Commission approved PSE’s CEIP, subject to conditions. The CEIP tariff was filed with the Washington Commission on July 17, 2023 and was approved on August 24, 2023.
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
Natural gas rates became effective on January 7, 2023, resulting in an overall net revenue change of $70.8 million in 2023 and $19.5 million in 2024, representing increases of 6.4% and 1.65%, respectively. On January 10, 2023, the Washington Commission accepted the revised compliance filing with electric rates going into effect on January 11, 2023. The revisions reflected an overall net revenue change of $247.0 million in 2023 and $33.1 million in 2024, which represents an increase of 10.75% and 1.33%, respectively. Per the 2022 GRC Final Order in Docket No. UE-220066, PCORC rates were set to zero as of January 11, 2023 and PSE agreed not to file a PCORC during 2023 and 2024, the period covered by the two-year rate plan agreed to in the GRC settlement.
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

Climate Commitment Act Deferral
On December 29, 2022, PSE filed accounting petitions with the Washington Commission requesting authorization to defer costs and revenues associated with the Company’s compliance with the CCA codified in law within Revised Code of Washington (RCW) 70A.65. On February 28, 2023, in Order 01 under Docket No. UE-220974 and UG-220975, the Washington Commission granted PSE approval to defer the cost of emission allowances to comply with the CCA and the proceeds from no-cost allowances consigned to auction beginning January 1, 2023. This accounting treatment is necessary in order for PSE to defer and seek recovery of CCA costs that are not currently included in rates. As of September 30, 2023, PSE deferred $144.2 million and $67.2 million of CCA compliance costs for natural gas and electric liabilities, respectively and PSE recorded $108.5 million related to the proceeds from the sale of consigned GHG emission allowances. For further details, see Note 7, "Regulation and Rates," in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Revenue Decoupling Adjustment Mechanism
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses from month to month, PSE's decoupling mechanisms, Schedule 142 tariffs, assist in mitigating the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues related to electric transmission and distribution, natural gas operations and general administrative costs and fixed production costs from most residential, commercial and industrial customers to mitigate the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues are recovered on a per customer basis regardless of actual consumption levels. PSE's energy supply costs, which are part of the power cost adjustment (PCA) and PGA mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms will be affected by customer growth and not actual consumption except for fixed production costs, which are held at the level of cost from the most recent rate proceeding and are not impacted by customer growth. Following each calendar year, PSE will recover from, or refund to, customers the difference between allowed decoupling revenue and the corresponding actual revenue during the following May to April time period.
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
On September 30, 2023, PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. Based on the analyses, no reserve adjustment was recorded as of September 30, 2023 and 2022.

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

Bill Discount Rate Rider
The Schedule 129D rider tariff implements surcharges to collect the costs incurred by the Company in providing the rate discounts specified in Schedule 7BDR, including administrative costs approved in Docket No. UE-230692.
The following table sets forth bill discount rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2023	0.5%	$11.9

Clean Energy Implementation Tracker
The Schedule 141CEI tariff implements surcharges to collect the costs incurred and associated with the Company’s CEIP. This schedule will recover the costs associated with the Company’s approved CEIP in Docket No. UE-210795 that are not recovered in the other tariff schedules.

The following table sets forth clean energy implementation tracker rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
September 1, 2023	0.9%	$31.4

Conservation Service Rider
The Schedule 120 tariff electric conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January and to true-up for actual compared to forecast conservation expenditures from the prior year, as well as actual compared to the forecasted load set in rates.
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2023	(0.2)%	$(6.3)
May 1, 2022	1.0	21.6

Low Income Program
The Schedule 129 low income tracker tariff recovers changes in costs for the low income bill payment assistance program as approved in Docket No. UE-011570. The annual filing requests these changes through the existing low income program funding mechanism previously approved by the Washington Commission. The mechanism allows PSE to periodically adjust its electric rates to reflect changes in actual sales and costs. Rates change annually on October 1. Included in the electric rate effective October 1, 2022, is the recovery of $25.6 million from the COVID-19 bill assistance program established in Docket No. U-200281 and deferred under the accounting petition approved in Docket No. UE-200780.
The following table sets forth the low income program funding adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2023	(1.0)%	$(25.9)
October 1, 2022	1.1	25.8
October 1, 2021	0.3	5.8

Power Cost Adjustment Clause
PSE updated its Schedule 95 tariff rates in the Power Cost Adjustment Clause tariff to reflect the transition fee as required by Section 12 of the Special Contract, a non-prescribed commercial/industrial rate contract. Additionally, Schedule 95 rates also include portions of fixed power cost adjustments per the allowed decoupling rate re-allocation resulting from a Special Contract customer becoming a transportation customer as well as small variable power cost adjustments.
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
On September 29, 2023, PSE filed its variable power cost rates update as part of the 2022 GRC Order requirement under Docket No. UE-220066. The filing, which is pending approval from the Washington Commission, is set to be effective January 1, 2024 through December 31, 2024.
The following table sets forth the variable power cost rates update and Schedule 95 Supplemental PCA mechanism approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
December 1, 2020[1]	2.1	43.9
______________
1 The Schedule 95 Supplemental PCA mechanism rates from the prior year that recover the 2022 imbalance (effective December 1, 2023).

Power Cost Adjustment Mechanism
PSE currently has a PCA mechanism, Schedule 95 Supplemental tariff, that provides for the deferral of power costs that vary from the “power cost baseline” level of power costs. The “power cost baseline” levels are set, in part, based on normalized assumptions about weather and hydroelectric conditions.  Excess power costs or savings are apportioned between PSE and its customers pursuant to the graduated scale set forth in the PCA mechanism and will trigger a surcharge or refund when the cumulative deferral trigger is reached.
Effective January 1, 2017, the following graduated scale is used in the PCA mechanism:

	Company's Share		Customers’ Share
Annual Power Cost Variability	Over	Under	Over	Under
Over or under collected by up to $17 million	100%	100%	—%	—%
Over or under collected by between $17 million - $40 million	35	50	65	50
Over or under collected beyond $40 + million	10	10	90	90
For the nine months ended September 30, 2023, in its PCA mechanism, PSE over recovered its allowable costs by $66.2 million of which $38.5 million was apportioned to customers and $3.6 million of interest was accrued on the deferred customer balance. This compares to an under recovery of allowable costs of $12.5 million for the nine months ended September 30, 2022, of which zero was apportioned to customers and $1.0 million of interest was accrued on the total deferred customer balance.

Property Tax Tracker
The purpose of the Schedule 140 tariff property tax tracker is to pass through the cost of all property taxes incurred by the Company. The mechanism acts as a tracker rate schedule and collects the total amount of property taxes assessed. The tracker is adjusted each year in May based on that year's assessed property taxes and true-up from the prior year.

The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2023	(0.2)%	$(4.4)
May 1, 2022	(0.3)	(5.8)

Residential Exchange Benefit
The residential exchange program, Schedule 194, passes through the residential exchange program benefits that PSE receives from the Bonneville Power Administration (BPA). Rates change biennially.
The following table sets forth residential exchange benefit adjustments approved by the Washington Commission in Docket No. UE-230792 and UE-210757 and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2023	(0.4)%	$(87.9)
November 1, 2021	0.4%	(75.7)

Rates Not Subject to Refund Rate Adjustment
The purpose of this schedule is to recover costs approved during a multiyear rate plan period that are not subject to refund and that are above the level of base rates set in the multiyear rate plan as authorized and approved in Docket No. UE-220066 and UE-230320.
The following table sets forth rates not subject to refund rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
January 1, 2024	(3.1)%	$(76.2)
January 11, 2023	7.9	182.5

Rates Subject to Refund Rate Adjustment
The purpose of this schedule is to charge customers the provisionally approved rates subject to refund approved in a multiyear rate plan, for property granted provisional approval for recovery as authorized and approved in Docket No. UE-220066 and UE-230320. PSE will file an annual review March 31st of each year, which will be reviewed by the Washington Commission.

The following table sets forth rates subject to refund rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
January 1, 2024	4.2%	$105.6
January 11, 2023	4.0	91.7

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

Bill Discount Rate Rider
The purpose of the Schedule 129D tariff bill discount rate rider is to collect the costs incurred by the Company in providing the rate discounts specified in Schedule 23BDR, including administrative costs approved in Docket No. UG-230693.
The following table sets forth bill discount rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2023	1.1%	$13.1

Climate Commitment Act - Greenhouse Gas Emissions Cap and Invest Adjustment
The Schedule 111 tariff is to implement a surcharge to recover the costs and to provide benefits through credits to certain customers from the Company’s implementation of Washington State greenhouse gas (GHG) emission cap and invest program as prescribed by the CCA and codified in law within RCW 70A.65.
On June 9, 2023, PSE filed with the Washington Commission under Docket No. UG-230470 a proposal to recover the estimated ongoing allowance costs during the period of August through December 2023. Concurrently, PSE proposed to pass back credits to customers from estimated auction proceeds to be received in 2023, proportionally over the same period. Overall, the proposal included a new revenue requirement of $104.7 million related to the Washington state carbon reduction charge, mitigated by a new revenue requirement decrease of $87.9 million related to the Washington state carbon reduction credit, with an effective date of October 1, 2023.
On October 26, 2023, the Washington Commission approved PSE's request for CCA rates in Docket No. UG-230756, effective November 1, 2023. PSE requested cost recovery of the CCA allowance costs that have been or will be deferred from January 2023 through September 2023 (“the deferral period”). This tariff filing also apportions auction proceeds to be received by PSE in the latter half of 2023 to the deferral period to be passed back to customers as an offset to the CCA allowance costs. The establishment of these deferrals is consistent with the approved accounting petitions in Dockets No. UG-220975 and UG-230471, as part of this filing PSE requested an annual revenue increase of $27.2 million.

The following table sets forth the GHG emissions cap and invest adjustment approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
November 1, 2023	2.1%	$27.2
October 1, 2023	3.2	16.8

Conservation Service Rider
The Schedule 120 tariff natural gas conservation rider collects revenue to cover the costs incurred in providing services and programs for conservation. Rates change annually on May 1 to collect the annual budget that started the prior January and to true-up for actual compared to forecast conservation expenditures from the prior year, as well as actual compared to the forecasted load set in rates.
The following table sets forth conservation rider rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2023	0.4%	$4.7
May 1, 2022	0.3	3.2

Low Income Program
The Schedule 129 low income tracker tariff recovers changes in costs for the low income bill payment assistance program as approved in Washington Commission Docket No. UG-011571. The annual filing requests these changes through the existing low income program funding mechanism previously approved by the Washington Commission. The mechanism allows PSE to periodically adjust its natural gas rates to reflect changes in actual sales and costs. Rates change annually on October 1.
The following table sets forth the low income program funding adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
October 1, 2023	0.2%	$1.9
October 1, 2022	(0.04)	(0.4)
October 1, 2021	(0.3)	(3.0)
Property Tax Tracker
The purpose of the Schedule 140 tariff property tax tracker mechanism is to pass through the cost of all property taxes incurred by the Company. The mechanism removed property taxes from general rates and included those costs for recovery in an adjusting tariff rate. After the implementation, the mechanism acts as a tracker rate schedule and collects the total amount of property taxes assessed. The tracker is adjusted each year in May based on that year's assessed property taxes and true-up from the prior year.

The following table sets forth property tax tracker mechanism rate adjustments approved by the Washington Commission and the corresponding impact on PSE's revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
May 1, 2023	(0.02)%	$(0.2)
May 1, 2022	0.02	0.2

Purchased Gas Adjustment
PSE has PGA mechanisms, Schedule 101 and Schedule 106 tariffs, that allow PSE to recover expected natural gas supply and transportation costs and defer, as a receivable or liability, any natural gas supply and transportation costs that exceed or fall short of this expected natural gas cost amount in PGA mechanism rates, including accrued interest. PSE is authorized by the Washington Commission to accrue carrying costs on PGA receivable and payable balances. A receivable or payable balance in the PGA mechanism reflects an under recovery or over recovery, respectively, of natural gas cost through the PGA mechanism. Rates typically change annually on November 1, although out-of-cycle rate changes are allowed at other times of the year if needed.
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
On October 26, 2023, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-230769, effective November 1, 2023. As part of that filing, PSE requested an annual revenue decrease of $309.4 million, where PGA rates, under Schedule 101, decrease annual revenue by $93.9 million, and the tracker rates under Schedule 106, decrease annual revenue by $215.5 million. The annual 2023 PGA rate decreases include a counterparty settlement pass back of $28.1 million under Supplemental Schedule 106B.
The following table presents the PGA mechanism balances and activity at September 30, 2023 and December 31, 2022:

(Dollars in Thousands)	September 30,	December 31,
PGA receivable balance and activity	2023	2022
PGA receivable beginning balance	$(3,536)	$57,935
Actual natural gas costs	261,487	457,950
Allowed PGA recovery	(403,759)	(496,879)
Interest	(4,619)	1,674
Refund/interest from counterparty settlement	(3,733)	(24,216)
PGA (liability)/ receivable ending balance	$(154,160)	$(3,536)

Rates Not Subject to Refund Rate Adjustment
The purpose of this schedule is to recover costs approved during a multiyear rate plan period that are not subject to refund and that are above the level of base rates set in the multiyear rate plan as authorized and approved in Docket No. UG-220067 and Docket No. UG-230323.

The following table sets forth rates not subject to refund rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
January 1, 2024	(2.3)%	$(27.6)
January 7, 2023	(0.1)	(1.6)

Rates Subject to Refund Rate Adjustment
The purpose of the Schedule 141R tariff is to charge customers the provisionally approved rates subject to refund approved in a multiyear rate plan, for property granted provisional approval for recovery as authorized and approved in Docket No. UG-220067 and Docket No. UG-230323.
The following table sets forth rates subject to refund rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates:

Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
January 1, 2024	4.0%	$47.2
November 1, 2023	(0.1)	(1.4)
January 7, 2023	4.1	45.5

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
In 2021, the Washington Legislature adopted the CCA, which establishes a GHG emissions cap-and-invest program that caps GHG emissions beginning on January 1, 2023 and makes further reductions to the cap annually through 2050. The

Washington Department of Ecology (WDOE) published final regulations to implement the program on September 29, 2022, which became effective on October 30, 2022. WDOE also indicated that it will have subsequent rulemakings that will build off initial rulemaking as program implementation gets underway and progress with Washington State carbon goals are evaluated. For further details on the CCA see Part I Item 1 "Recent and Future Environmental Law and Regulation" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Based on the rules passed in 2022, there is potential for PSE’s compliance with the CCA to result in increased costs to customers or amounts that PSE may not be able to recover through electric and natural gas rates. Potential risks associated with CCA compliance could include: the evolving nature of the CCA rulemaking as indicated by WDOE, market uncertainty based on rule interpretation during implementation, unresolved recovery methodology for CCA’s impact on energy costs, company costs, customer rate impacts, and cash, liquidity and credit volatility. Such risks associated with the CCA are evaluated by PSE for potential impacts to the estimated liability to comply with the program as well as the likelihood that may make a loss contingency both probable and reasonably estimable. Management’s assessment to determine whether a loss is probable or reasonably possible and to whether a loss or range of losses is estimable often involves judgement.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three months and nine months ended September 30, 2023 and September 30, 2022.

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

The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income (loss)	$66,466	$(24,637)	$199,179	$399,113
Electric operating revenue	770,406	714,122	2,461,205	2,064,830
Purchased electricity	(250,384)	(257,411)	(817,739)	(708,005)
Electric generation fuel	(127,729)	(105,551)	(342,130)	(212,693)
Residential exchange	14,547	15,712	54,259	55,565
Electric margin (non-GAAP)	$406,840	$366,872	$1,355,595	$1,199,697
Natural gas operating revenue	161,266	128,665	948,664	791,067
Purchased natural gas	(56,992)	(38,821)	(407,391)	(308,606)
Natural gas margin (non-GAAP)	$104,274	$89,844	$541,273	$482,461
Other operating revenue	933	10,548	16,271	33,216
Unrealized gain (loss) on derivative instruments, net	21,695	(62,709)	(201,230)	59,939
Utility operation and maintenance	(179,630)	(157,246)	(549,118)	(488,479)
Non-utility expense and other	(3,342)	(10,673)	(18,076)	(35,329)
Depreciation and amortization	(210,666)	(190,174)	(648,002)	(573,934)
Taxes other than income taxes	(73,638)	(71,099)	(297,534)	(278,458)
Operating income (loss)	$66,466	$(24,637)	$199,179	$399,113

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended September 30, 2023 and 2022:

Electric Margin
Three Months Ended
2023 to 2022 comparison

500
450
400
350
$ (Millions)
$366.9
$37.8
$38.3
$11.1
$7.9
$(38.8)
$7.0
$(22.2)
$(1.2)
$406.8
2022 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2023 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended September 30, 2023 Compared to 2022
Electric Operating Revenue
Electric operating revenues increased $56.3 million from the prior year primarily due to an increase in electric retail sales of $37.8 million, an increase in sales to other utilities of $38.3 million, an increase in decoupling revenue of $11.1 million, and an increase in other decoupling revenue of $7.9 million, partially offset by a decrease in transportation and other revenue of $38.8 million. These items are discussed in detail below.
•Electric retail sales increased $37.8 million due to an increase of $66.2 million in rates compared to the prior year and partially offset by $28.4 million from a decrease in retail electricity usage of 4.5%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent GRC effective January 11, 2023. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2022 for electric rate changes. The decrease in retail usage was primarily due to a decrease in residential and industrial usage of 7.7% and 8.1%, respectively. Customer usage decreased due to a decrease in cooling degree days of 12.3% from lower temperatures in the three months ended September 30, 2023 as compared to 2022.
•Sales to other utilities increased $38.3 million primarily due to a 84.8% increase in wholesale sales volume partially offset by a 30.5% decrease in electric wholesale sales price. Higher wholesale sales volumes were the result of increased volume from natural gas-fired generation, which increased 54.3% for the three months ended September 30,

2023 compared to 2022. Lower natural gas fuel prices made natural gas-fired generation more economic to dispatch for the three months ended September 30, 2023 compared to 2022.
•Decoupling revenue increased $11.1 million driven by increases in delivery and fixed production cost (FPC) deferral revenues of $6.1 million and $4.9 million, respectively. This was primarily due to decreased usage and higher allowed rates per customer in the three months ended September 30, 2023 compared to 2022. As a result, actual electric revenues were higher than allowed decoupling deferral revenues by a smaller margin in the three months ended September 30, 2023 compared to 2022.
•Other decoupling revenue increased $7.9 million due to increased amortization rates for prior year overcollection deferrals and decreased amortization rates for undercollection deferrals in the three months ended September 30, 2023 compared to 2022. A higher percentage of amortization related to prior year overcollection resulted in more revenue recognized in the three months ended September 30, 2023 compared to 2022.
•Transportation and other revenue decreased $38.8 million primarily due to a $42.2 million decrease in net wholesale non-core natural gas sales, which was partially offset by an increase of $3.7 million due to an IRS Private Letter Ruling in 2022, which included amortization to offset recovery through rates in 2022. The decrease in net wholesale non-core natural gas sales was driven by a $25.9 million decrease in wholesale non-core natural gas sales due to a 54.7% decrease in the average price of the natural gas sales. This decrease was partially offset by a $21.6 million decrease in the cost of the gas sold due to a lower average cost of natural gas sold. Additionally, the decrease in net wholesale natural gas sales was also driven by a $38.0 million increase in natural gas financial hedging losses.

Electric Power Costs
Electric power costs increased $16.4 million primarily due to an increase of electric generation fuel costs of $22.2 million partially offset by a decrease of $7.0 million of purchased electricity costs. These items are discussed in detail below.
•Purchased electricity expense decreased $7.0 million primarily due to decreased wholesale purchase prices, which were 4.8% lower than in the three months ended September 30, 2023 compared to 2022, driven by open market purchases. The decrease from wholesale purchase prices was partially offset by a 2.2% increase in wholesale electricity purchase volumes.
•Electric generation fuel increased $22.2 million primarily due to a $21.9 million increase in natural gas fuel costs as a result of increased production from PSE natural gas-fired generation, which increased 54.3% for the three months ended September 30, 2023 compared to 2022. Higher costs from increased production were partially offset by lower natural gas prices, which drove a 19.1% decrease in lower average unit production costs.

The following chart displays the details of PSE's electric margin changes for the nine months ended September 30, 2023 and 2022:

Electric Margin
Nine Months Ended
2023 to 2022 comparison

$ (Millions)
1,750
1,500
1,250
1,000
$1,199.7
$183.7
$204.9
$4.7
$19.8
$(16.8)
$(109.7)
$(129.4)
$(1.3)
$1,355.6
2022 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2023 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine Months Ended September 30, 2023 Compared to 2022
Electric Operating Revenue
Electric operating revenues increased $396.4 million from the prior year primarily due to an increase in sales to other utilities of $204.9 million, an increase in electric retail sales of $183.7 million, an increase in other decoupling revenue of $19.8 million and an increase in decoupling revenue of $4.7 million, partially offset by a decrease in transportation and other revenue of $16.8 million. These items are discussed in detail below.
•Electric retail sales increased $183.7 million due to an increase of $210.8 million in rates compared to the prior year partially offset by a decrease of $27.1 million due to load from a decrease in retail electricity usage of 1.3%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent GRC effective January 11, 2023. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2022 for electric rate changes. The decrease in retail usage was primarily due to a decrease in residential and industrial usage of 2.4% and 4.6%, respectively. Customer usage decreased due to a decrease in heating and cooling degree days of 6.8% and 2.8%, respectively, in the nine months ended September 30, 2023 as compared to 2022.
•Sales to other utilities increased $204.9 million primarily due to a 119.9% increase in wholesale sales volume due to increased volume from PSE natural gas-fired generation, which increased 98.2% in the nine months ended September 30, 2023 compared to 2022. Lower natural gas fuel prices made natural gas-fired generation more economic to dispatch in the nine months ended September 30, 2023 compared to 2022.

•Decoupling revenue increased $4.7 million driven by an increase in FPC deferral revenue of $12.2 million, partially offset by a decrease in delivery deferral revenues of $7.5 million. The decrease in delivery deferral revenue was primarily driven by increased actual rates, whereas the increase in FPC deferral revenue was primarily driven by decreased usage. Higher actual rates caused actual delivery revenue to be higher than allowed revenue by a greater margin in the nine months ended September 30, 2023 as compared to 2022. Decreased usage caused actual FPC revenue to be higher than allowed revenue by a smaller margin in the nine months ended September 30, 2023 as compared to 2022.
•Other decoupling revenue increased $19.8 million primarily due to changes in amortization rates. In the current period, prior year overcollection deferrals from residential customers were amortized at a higher rate compared to the same period in 2022. A higher percentage of amortization related to prior year overcollection results in more revenue recognized in the current period. This was partially offset by a $3.0 million decrease related to GAAP alternative revenue program recognition guidelines. As of the period ended September 30, 2022, there were $3.0 million of deferred 2021 GAAP alternative decoupling revenues that were recognized. There were no such revenues recognized in 2023.
•Transportation and other revenue decreased $16.8 million primarily due to a $30.1 million decrease in net wholesale non-core natural gas sales, which was partially offset by an increase of $12.3 million was due to an IRS Private Letter Ruling in 2022, which included amortization to offset recovery through rates in 2022 and a $2.5 million deferral for over recovery of 2023 Green Direct energy credits approved in the 2022 GRC. The decrease in net wholesale non-core gas sales was driven by a $20.2 million decrease in wholesale non-core natural gas sales due to a 21.3% decrease in the average price of the natural gas sales. This decrease was offset by a $33.1 million decrease in the cost of natural gas sold due to a lower average cost. Additionally, the decrease in net wholesale natural gas sales was also driven by a $43.0 million increase in natural gas financial hedging losses.

Electric Power Costs
Electric power costs increased $240.4 million primarily due to an increase of electric generation fuel costs of $129.4 million and an increase of $109.7 million of purchased electricity costs. These items are discussed in detail below.
•Purchased electricity expense increased $109.7 million primarily due to increased wholesale purchase prices, which were 21.9% higher in the nine months ended September 30, 2023 compared to the same period in 2022, driven by open market purchases as well as new power purchase agreements beginning after March 31, 2022. The increase from wholesale purchase prices were partially offset by an 5.4% decrease in wholesale electricity purchase volumes.
•Electric generation fuel increased $129.4 million primarily due to a $126.9 million increase in natural gas fuel costs as a result of a 98.2% increase in PSE natural gas-fired generation. Higher costs from increased production were partially offset by lower natural gas prices which drove a 11.9% decrease in average unit production costs.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended September 30, 2023 and 2022:

Natural Gas Margin
Three Months Ended
2023 to 2022 comparison
$ (Millions)
150
125
100
$89.8
$30.0
$1.7
$1.5
$(0.5)
$(18.2)
$104.3
2022 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2023 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended September 30, 2023 Compared to 2022
Natural Gas Operating Revenue
Natural gas operating revenue increased $32.6 million primarily due to increases in retail sales of $30.0 million, decoupling revenue of $1.7 million, and other decoupling revenue of $1.5 million. These items are discussed in detail below.
•Natural gas retail sales revenue increased $30.0 million primarily due to an increase in rates of $22.5 million and an increase of $7.5 million driven by an increase in natural gas load of 4.3%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent PGA and GRC effective November 1, 2022 and January 7, 2023, respectively. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2022 for natural gas rate changes. The increase in load is primarily driven by a 6.6% and 2.5% increase in residential and commercial usage, respectively. Customer usage increased due to an increase in heating degree days of 126.4% from lower temperatures in the three months ended September 30, 2023 as compared to 2022.

•Decoupling revenue increased $1.7 million primarily attributable to higher allowed rates in the current period compared to the same period in 2022, which resulted in allowed natural gas revenues being higher than actual natural gas revenues by a greater margin in the current period than in same period of 2022.
•Other decoupling revenue increased $1.5 million due to increased amortization rates for prior year overcollection deferrals and decreased amortization rates for undercollection deferrals compared to the same period in 2022. A higher percentage of amortization related to prior year overcollection results in more revenue recognized in the current period.

Natural Gas Energy Costs
•Purchased natural gas expense increased $18.2 million due to an increase in the PGA rates in November 2022 and an increase in natural gas usage of 4.3% as stated in the natural gas retail sales section above. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes and details on the PGA.

Natural Gas Margin
The following chart displays the details of PSE's natural gas margin changes for the nine months ended September 30, 2023 and 2022:

Natural Gas Margin
Nine Months Ended
2023 to 2022 comparison
800
600
400
$ (Millions)
$482.5
$143.8
$6.1
$6.8
$0.9
$(98.8)
$541.3
2022 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2023 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Nine Months Ended September 30, 2023 Compared to 2022
Natural Gas Operating Revenue
Natural gas operating revenue increased $157.6 million primarily due to increases in retail sales of $143.8 million, other decoupling revenue of $6.8 million, and decoupling revenue of $6.1 million. These items are discussed in detail below.
•Natural gas retail sales revenue increased $143.8 million primarily due to an increase in rates of $165.5 million partially offset by a decrease of $21.6 million due to a decrease in natural gas load of 2.1%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's most recent PGA and GRC effective November 1, 2022 and January 7, 2023, respectively. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2022 for natural gas rate changes. The decrease in load is primarily driven by a 3.4% and 0.5% decrease in residential and commercial usage, respectively. Customer usage decreased due to a decrease in heating degree days of 6.8% from higher temperatures in the nine months ended September 30, 2023 as compared to 2022.
•Decoupling revenue increased $6.1 million primarily due to decreased usage and higher allowed rates in the current period compared to the same period in 2022. This resulted in allowed natural gas revenues being higher than actual natural gas revenues, whereas in the prior period, allowed revenues were lower than actual revenues.
•Other decoupling revenue increased $6.8 million due to increased amortization rates for prior year overcollection deferrals and decreased amortization rates for undercollection deferrals compared to the same period in 2022. A higher percentage of amortization related to prior year overcollection results in more revenue recognized in the current period.

Natural Gas Energy Costs
•Purchased natural gas expense increased $98.8 million due to an increase in the PGA rates in November 2022 partially offset by a decrease in natural gas usage of 2.1% as stated in the natural gas retail sales section above. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes and details on the PGA.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended September 30, 2023 and 2022:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2023 to 2022 comparison

600
500
400
300
$ (Millions)
$535.1
$(84.4)
$22.4
$(7.4)
$20.5
$2.5
$(5.9)
$6.6
$9.2
$498.6
2022 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2023 Expenses (Income)

Three Months Ended September 30, 2023 Compared to 2022

•Net unrealized (gain) loss on derivative instruments changed $84.4 million to a net gain of $21.7 million for the three months ended September 30, 2023. The primary driver was the net settlements of natural gas trades previously recorded at a loss of $97.2 million, partially offset by electric trades previously recorded as a $20.7 million gain. Although electric and natural gas prices decreased, resulting in a $30.0 million loss for natural gas, the electric price decrease was offset by two winter capacity PPAs executed in late September 2022, resulting in a $38.0 million gain for electric. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $22.4 million primarily due to increases in the following: (i) $5.0 million in customer service expense due to increased low-income assistance, (ii) $4.7 million in administrative and general expenses related to the CEIP and other strategic projects, (iii) $3.5 million in credit card processing fees, call center related expense, and collections and uncollectible accounts expenses, (iv) $2.6 million increase in distribution maintenance expense related to higher overhead line maintenance, (v) $2.4 million related to injuries and damages expense and (vi) $1.3 million in pension related expenses.
•Non-utility expense and other expense decreased $7.4 million primarily driven by a decrease of $7.2 million in biogas purchase expense primarily due to a decrease in biogas volume purchased in the three months ended September 30, 2023 compared to 2022.

•Depreciation and amortization expense increased $20.5 million due to: (i) $10.0 million increase in electric amortization from 2022 primarily driven by a $4.9 million increase in the Lower Snake River treasury grant amortization and $3.1 million addition of 2022 storm costs amortized in 2023, (ii) $7.0 million increase in natural gas distribution depreciation from 2022 primarily due to $219.4 million in net additions in natural gas distribution assets, (iii) $3.2 million increase in electric production depreciation from 2022 primarily due to $72.0 million in net additions of electric production assets, and (iv) $2.8 million increase in electric distribution depreciation from 2022 primarily due to $308.9 million in net additions of electric distribution assets. These increases were partially offset by a $2.0 million decrease in conservation amortization due to a decrease in conservation rider rates effective May 1, 2023, (see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report).
•Taxes other than income taxes increased $2.5 million primarily due to an increase of $3.7 million in municipal taxes which was driven by the increase in retail revenue in the three months ended September 30, 2023 as compared to 2022. The increase was partially offset by a decrease of $1.5 million in property taxes.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $5.9 million from net other income of $7.9 million in 2022 to net other income of $13.8 million in 2023, due to an increase of $6.4 million in other income and a decrease of $0.5 million in other expense. The increase in other income was primarily due to: (i) $4.3 million increase in taxable interest and dividend income driven by increases to PCA customer interest and interest earned on short-term investments of excess cash and (ii) $3.2 million increase in allowance for funds used during construction (AFUDC) due to an increase in eligible CWIP. The increase in other income was partially offset by a decrease of $2.6 million in Advanced Metering Infrastructure (AMI) due to a change in AMI return deferral per the 2022 GRC.
•Interest expense increased $6.6 million primarily due to an increase of $5.4 million in interest expense due to the May 2023 PSE bond issuance and an increase of $2.9 million related to interest expense recognized on the PGA liability.
•Income tax expense increased $9.2 million primarily driven by an increase in pre-tax book income.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the nine months ended September 30, 2023 and 2022:

Other Operating Expenses and Other Income (Deductions)
Nine Months Ended
2023 to 2022 comparison

2,000
1,750
1,500
1,250
$ (Millions)
$1,501.4
$261.2
$60.6
$(17.4)
$74.1
$19.1
$(14.9)
$14.4
$(27.8)
$1,870.7
2022 Expenses (Income)
(Gain) Loss Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2023 Expenses (Income)

Nine Months Ended September 30, 2023 Compared to 2022

•Net unrealized (gain) loss on derivative instruments changed $261.2 million to a net loss of $201.2 million for the nine months ended September 30, 2023. The primary driver was the change in the weighted average forward prices for electric and natural gas, which resulted in a decrease of $274.7 million. Specifically, electric prices decreased 74.5% resulting in $83.0 million in loss for electric and natural gas prices decreased 57.6% resulting in a $183.1 million loss for natural gas. Partially offsetting the decrease from the change in weighted average forward prices was the net settlement of electric trades and natural gas trades, which resulted in a net increase of $4.8 million. Specifically, the net settlement of electric trades previously recorded as gains resulted in a $60.8 million decrease and the net settlement of natural gas trades previously recorded as loss resulted in a $65.6 million increase. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $60.6 million primarily due to increases in the following: (i) $16.7 million in customer service expense due to increased low-income assistance, (ii) $8.1 million in outside consulting fees related to corporate strategic planning, (iii) $5.1 million in major plant maintenance amortization expense, (iv) $4.9 million in pension related expenses, (v) $4.9 million related to injuries and damages expense, (vi) $4.6 million in administrative and general expenses related to the CEIP and other strategic projects, (vii) $4.2 million in credit card processing fees and call center related expenses, (viii) $3.3 million in higher electric safety, training, crew standby, and other administrative expenses and (ix) $2.8 million increased generation operations expense and consumable costs. These increases were partially offset by a $5.6 million decrease in wind turbine maintenance in the nine months ended September 30, 2023 as compared to 2022
•Non-utility expense and other expense decreased $17.4 million primarily due to a decrease of $14.2 million in biogas purchase expense, driven by a decrease in both biogas volume purchased and average biogas price; and a decrease of $3.5 million in the long-term incentive plan, as compared to 2022, due to an increase in 2022 funding compared to 2023.
•Depreciation and amortization expense increased $74.1 million due to: (i) $33.9 million increase in electric amortization from 2022 primarily driven by a $15.9 million increase in the Lower Snake River treasury grant amortization and a $9.0 million addition of 2022 storm cost amortized in 2023, (ii) $20.3 million increase in natural gas distribution depreciation from 2022 primarily due to $219.4 million in net additions in natural gas distribution assets, (iii) $8.1 million increase in electric distribution depreciation from 2022 primarily due to $308.9 million in net additions of electric distribution assets, (iv) $7.5 million increase in electric production depreciation from 2022 primarily due to $72.0 million in net additions of electric production assets, (v) $6.4 million increase in conservation amortization due to an increase in conservation rider rates effective May 1, 2022, (see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report) and (vi) $5.3 million increase in natural gas amortization from 2022 primarily driven by a $3.4 million increase in Get To Zero natural gas tranche amortization. These increases were partially offset by a $3.9 million decrease in electric general plant and other depreciation from 2022 primarily driven by a $3.9 million decrease in asset retirement costs in 2023 compared to 2022.
•Taxes other than income taxes increased $19.1 million primarily due to a $14.0 million increase in municipal taxes and an increase of $10.7 million in state excise taxes, both of which were driven by the increase in retail revenue in 2023 as compared to 2022. The increases were partially offset by a decrease of $5.3 million in property taxes.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $14.9 million from net other income of $22.2 million in 2022 to net other income of $37.1 million in 2023, due to an increase of $13.6 million in other income and a decrease of $1.3 million in other expense. The increase in other income was primarily due to (i) $9.9 million in taxable interest and dividend income due to an increase in PCA customer interest and interest earned on short-term investments of excess cash, (ii) $7.2 million of AFUDC due to an increase in eligible CWIP, (iii) $4.9 million in the non-service cost component of the qualified pension net periodic benefit cost for 2023 compared to 2022 and (iv) $2.3 million in gain on corporate life insurance policies. The increase in other income was partially offset by a decrease of $7.7 million in AMI due to a change in AMI return deferral per the 2022 GRC.
•Interest expense increased $14.4 million primarily due to: (i) an increase of $8.1 million in interest expense due to the May 2023 PSE bond issuance, (ii) an increase of $6.0 million related to interest expense recognized on the PGA liability, and (iii) an increase of $2.6 million related to interest expense recognized in conjunction with PSE's deferred compensation liability. These increases were partially offset by a decrease of $1.8 million in monetized PTC interest expense.
•Income tax expense decreased $27.8 million primarily driven by a decrease in pre-tax book income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended September 30, 2023 and 2022 is as follows:

PE Summary Results of Operation
Three Months Ended
2023 to 2022 comparison

50
0
-50
-100
$ (Millions)
$(93.7)
$81.2
$3.3
$(2.0)
$0.3
$(0.2)
$5.8
$(5.3)
2022 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2023 Puget Energy Net Income

Three Months Ended September 30, 2023 compared to 2022
Summary Results of Operation
Puget Energy’s net income increased by $88.4 million. This is primarily attributable to an increase in PSE's net income of $81.2 million.and a decrease in tax expense of $5.8 million due to the annualized effective tax rate method that results in a lower consolidated effective tax rate in 2023.

Puget Energy's net income (loss) for the nine months ended September 30, 2023 and 2022 is as follows:

PE Summary Results of Operation
Nine Months Ended
2023 to 2022 comparison

$ (Millions)
200
100
0
-100
$151.1
$(171.5)
$(1.3)
$(4.6)
$(0.1)
$6.4
$(22.2)
$(42.2)
2022 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2023 Puget Energy Net Income

Nine Months Ended September 30, 2023 compared to 2022
Summary Results of Operation
Puget Energy’s net income decreased by $193.3 million, which is primarily attributable to (i) a decrease in PSE's net income of $171.5 million, (ii) an increase in income tax expense of $22.2 million primarily driven by the unrealized gains and losses of net settlements on electric and natural gas trades, which decreased Puget Energy's effective tax rate in 2023 compared to 2022, (iii) a $4.6 million decrease in other income due to a decrease in pension non service cost and (iv) an increase in net loss of $1.3 million at Puget LNG due to additional operational expenses. These decreases were partially offset by a decrease in interest expense of $6.4 million primarily due to an increase of $8.5 million of Puget LNG interest expense, which is eliminated in the consolidated results for Puget Energy.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, during the nine months ended September 30, 2023, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $4.2 billion through 2051.
On September 20, 2023, PSE entered into a tolling agreement to purchase the energy and capacity associated with a 132.5MW facility. The tolling agreement represents a lease to PSE, and is expected to commence in October 2025. PSE expects the future minimum lease payments to be $91.0 million over the five year period beginning in October 2025.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Off-Balance Sheet Arrangements
As of September 30, 2023, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and improve energy system reliability.  The Company had adjusted capital expenditures, resulting in an increase of $27.0 million compared to forecasted amounts for the nine months ended September 30, 2023. The increase was primarily due to (i) higher new customer construction projects and public improvement work specific to natural gas operations, (ii) timing of electric major projects specific to substation and transmission line work, (iii) timing of electric operations projects driven by pole replacements and electric first response construction efforts during the second and third quarter, (iv) timing of electric reliability initiatives driven by cable remediation projects and (v) timing of the Lower Baker Dam grouting project expenditures. Construction expenditures, excluding equity AFUDC, totaled $875.4 million for the nine months ended September 30, 2023. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	Change
Net income	$42,403	$213,950	$(171,547)
Non-cash items[1]	674,298	429,194	245,104
Changes in cash flow resulting from working capital[2]	99,922	38,038	61,884
Regulatory assets and liabilities	134,755	11,210	123,545
Purchased gas adjustment	174,840	8,509	166,331
GHG emission allowances	(112,037)	—	(112,037)
Other non-current assets and liabilities[3]	(42,545)	(26,034)	(16,511)
Net cash provided by operating activities	$971,636	$674,867	$296,769
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

Nine Months Ended September 30, 2023 compared to 2022
Cash generated from operations for the nine months ended September 30, 2023 increased by $296.8 million including a net income decrease of $171.5 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items increased $245.1 million primarily due to: (i) a $261.2 million change from a net unrealized gain on derivative instruments of $59.9 million to a net unrealized loss on derivative instruments of $201.2 million, (ii) an increase in depreciation and amortization of $67.6 million, (iii) an increase of $6.4 million in conservation amortization and (iv) a $2.4 million increase due to deferral of energy exchange cost. The increases were partially offset by: (i) a decrease in deferred income taxes of $87.0 million, and (ii) equity AFUDC of $7.1 million. For further details, see "Other Operating Expenses" in this Item 2 of this report.
•Cash flows resulting from changes in working capital increased $61.9 million primarily due to: (i) a cash inflow of $241.6 million due to the timing of accounts receivable collections, as the balance of account receivable decreased $368.1 million in the nine months ended September 30, 2023 compared to a decrease of $126.5 million during the same period in 2022, (ii) an increase of $44.8 million due to higher tax payable balance, and (iii) an increase of $40.4 million related to fuel and natural gas inventory, which increased $4.4 million in the nine months ended September 30, 2023 compared to a $44.8 million increase during the same period in 2022 due to a continued decrease in natural gas prices since peaking in August 2022. The increases were partially offset by: (i) accounts payable decreased faster than the same period last year that led to increased cash outflows of $250.4 million, (ii) an increased cash outflow of $8.2 million related to higher incentive payments, and (iii) higher balances in materials and supplies increased cash outflow of $6.2 million.
•Cash flows resulting from regulatory assets and liabilities increased $123.5 million, which was primarily related to $108.4 million cash proceeds received from the sale of consigned GHG emission allowances, which is required to be returned to customers. In addition, a $12.5 million increase was related to major maintenance and major inspections at several generation stations in 2022, which led to higher cash outflow in the nine months ended September 30, 2022 compared to the same period in 2023.
•Cash flow resulting from purchased gas adjustment increased $166.3 million, which was mainly driven by a decrease in actual natural gas cost and an increase in allowed PGA recovery in the nine months ended September 30, 2023 compared to 2022. Decreased natural gas prices led to a $40.1 million, or 13.5%, decrease in actual natural gas costs in the nine months ended September 30, 2023 compared to 2022. Meanwhile, the total amount of allowed PGA recovery in the nine months ended September 30, 2023 increased $98.3 million, or 32.2%, compared to 2022. In addition, there was a $27.9 million refund and interest from a counterparty settlement received in January 2023.
•Cash flow resulting from GHG emission allowances decreased $112.0 million which was driven by obtaining Washington emission allowances for GHG emissions associated with the company's electric and natural gas business activities in compliance with the CCA. For further details, see Management's Discussion and Analysis, "Other" in Item 2 of this report.
•Cash flow resulting from other non-current assets and liabilities decreased $16.5 million driven by a $23.5 million decrease in pension liability offset with other immaterial changes in long-term assets and liabilities.

Puget Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	Change
Net income	$(84,641)	$(62,861)	$(21,780)
Non-cash items[1]	57,108	34,777	22,331
Changes in cash flow resulting from working capital[2]	7,844	11,380	(3,536)
Other non-current assets and liabilities[3]	(1,868)	(7,008)	5,140
Net cash provided by operating activities	$(21,557)	$(23,712)	$2,155
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
Nine Months Ended September 30, 2023 compared to 2022
Cash generated from operations for the nine months ended September 30, 2023, in addition to the changes discussed at PSE above, increased by $2.2 million compared to the same period in 2022, which includes a net income decrease of $21.8 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items increased $22.3 million primarily due to higher non-cash inflows of $21.8 million related to changes in deferred taxes.

•Changes in cash flow resulting from working capital decreased $3.5 million primarily due to a $5.4 million decrease related to the change in PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, which are eliminated upon consolidation of Puget Energy.
•Changes in Other non-current assets and liabilities increased $5.1 million due to $2.7 million in nonrecurring fees incurred during the nine months ended September 30, 2022 related to the Puget Energy credit facility that was entered into in May 2022.

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
As of September 30, 2023, both Puget Energy and PSE have stable outlooks from Moody’s, Fitch, and S&P. Although neither Puget Energy nor PSE have any debt whose maturity would be accelerated upon a ratings downgrade, Management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.

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
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. PSE certifies its compliance with such covenants to participating banks each quarter. As of September 30, 2023, PSE was in compliance with all applicable covenant ratios.
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
As of September 30, 2023, no amount was drawn under PSE's credit facility and no amount was outstanding under the commercial paper program. Outside of the credit agreement, PSE had a $2.1 million letter of credit in support of a long-term transmission contract and had $7.0 million issued under a standby letter of credit with TD Bank in support of natural gas purchases on the natural gas exchange (NGX) in Canada.

Demand Promissory Note
In May 2023, PSE amended and restated its revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $200.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest based on PE's credit facility interest rate, which is SOFR plus 0.10% SOFR adjustment plus 1.75% spread over the adjusted SOFR rate. As of September 30, 2023, PSE had no outstanding balance under the Note.

Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at September 30, 2023, PSE could issue:
•Approximately $1.4 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.4 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2023; and
•Approximately $1.0 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.7 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at September 30, 2023.
At September 30, 2023, PSE had approximately $8.7 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Shelf Registrations
In August 2022, PSE filed an S-3 shelf registration statement under which it may issue up to $1.4 billion aggregate principal amount of senior notes secured by first mortgage bonds. As of the date of this report, $1.0 billion was available to be issued. The shelf registration will expire in August 2025.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2023, approximately $1.6 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the merger order by the Washington Commission, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter period prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 49.2% at September 30, 2023, and the EBITDA to interest expense ratio was 5.2 to 1.0 for the twelve months ended September 30, 2023.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At September 30, 2023, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

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
The revolving senior secured credit facility provides Puget Energy the ability to borrow based on a prime based rate or SOFR, in either case, plus a spread based on Puget Energy's credit ratings. Puget Energy must pay a commitment fee on the unused portion of the facility. As of September 30, 2023, there was $244.2 million drawn and outstanding under the facility. As of the date of this report, interest was calculated as SOFR plus 0.10% SOFR adjustment plus 1.75% spread over the adjusted SOFR rate and the commitment fee was 0.275%.
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. As of September 30, 2023, Puget Energy was in compliance with all applicable covenants.
In September 2022, PE borrowed $50.0 million on the credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds were used for general corporate purposes.
In August 2023, PE borrowed $100.0 million on the credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds will be used for general corporate purposes.

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

Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.9 to 1.0 for the twelve months ended September 30, 2023.
At September 30, 2023, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Washington Clean Energy Transformation Act
In May 2019, Washington State passed the CETA, which supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The CETA requires all electric utilities to eliminate coal-fired generation from their allocation of electricity by December 31, 2025; to be carbon-neutral by January 1, 2030 through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean energy implementation plans are required every four years from each investor-owned utility (IOU). The plan must propose interim targets for meeting the 2045 standard between 2030 and 2045 and describe an actionable plan that the IOU intends to pursue to meet the standard. The Washington Commission may approve, reject or recommend alterations to an IOU’s plan. The Company intends to seek recovery of any costs associated with CETA through the regulatory process. On December 17, 2021, PSE filed its Final CEIP, which proposed a plan for the implementation of CETA for 2022-2025 and project costs associated with its implementation. On June 6, 2023, the Washington Commission approved PSE’s CEIP, subject to conditions. The CEIP tariff was filed with the Washington Commission on July 17, 2023 and approved with rates effective September 1, 2023.

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
In February 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations. Pursuant to the Commission’s order, Puget LNG is allocated approximately 57.0% of the capital and operating costs of the Tacoma LNG facility and PSE will be allocated the remaining 43.0% of the capital and operating costs. PSE and

Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that occur under PSE and are allocated to Puget LNG are related party transactions by nature. Per this allocation of costs, $241.8 million of non-utility plant and $20.3 million of operating costs related to Puget LNG's portion of the Tacoma LNG facility are reported in the Puget Energy "Other property and investments" and "Non-utility expense and other" financial statement line items, respectively, as of September 30, 2023. The portion of the Tacoma LNG facility allocated to PSE is subject to regulation by the Washington Commission.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION
Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of September 30, 2023.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For details on legal proceedings, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report and see "Other Legal Matters" included in this Item 2 of this report.
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

Item 5.         Other Information

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

22.1*	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Principal Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Principal Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Principal Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2023 filed on November 1, 2023 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stacy Smith
Stacy Smith Controller & Principal Accounting Officer
Date:	November 1, 2023