Form 10-Q
period 2024-03-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2024-05-02
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

DEFINITIONS

ASU	Accounting Standards Update
ASC	Accounting Standards Codification
CCA	Climate Commitment Act
CEIP	Clean Energy Implementation Plan
CETA	Clean Energy Transformation Act
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse gas
GRC	General Rate Case
IBEW	International Brotherhood of Electrical Workers
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
MYRP	Multi-year Rate Plan
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PTCs	Production Tax Credits
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
Puget LNG	Puget LNG, LLC
SERP	Supplemental Executive Retirement Plan
UA	The United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada
Washington Commission	Washington Utilities and Transportation Commission
WDOE	Washington Department of Ecology
WSPP	WSPP, Inc.

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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

●
Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) and the Washington Commission, that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;

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

●	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
●	Inability to realize deferred tax assets and use PTCs due to insufficient future taxable income;
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
●
PSE's resource adequacy needs to meet the Washington CETA and the Washington CCA requirements, through a combination of owned or contracted resources, may significantly increase purchased power and gas costs if pricing pressures and supply constraints on resource acquisitions increase;

●	Changes in climate, weather conditions, or sustained extreme weather events in PSE's operational territory, which could have effects on customer usage and PSE's revenue and expenses;
●
Regional or national weather conditions (including conditions and events associated with climate change), wildfires, droughts, earthquakes, and other natural disasters, which could impact PSE's ability to procure adequate supplies of natural gas, fuel or purchased power to serve its customers and the cost of procuring such supplies;

●	Variable hydrological conditions, which can impact streamflow and PSE's ability to generate electricity from hydroelectric facilities;
●	Variable wind conditions, which can impact PSE's ability to generate electricity from wind facilities;
●	The ability to renew contracts for electric and natural gas supply and the price of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in PSE's operational territory, such as inflation, which may impact customer consumption or affect PSE's accounts receivable;
●	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
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
●
Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder; and

●
Recent laws enacted, amended or proposed in Washington and other municipalities in PSE's service territory, may impact PSE’s operations by, among others: changing system planning; changing existing statutory targets; electrification requirements; or establishing Washington Commission requirements.

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Part I, Item 1A, “Risk Factors” in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2023.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating revenue:
Electric	$988,516	$1,010,160
Natural gas	557,424	517,258
Other	8,477	13,769
Total operating revenue	1,554,417	1,541,187
Operating expenses:
Energy costs:
Purchased electricity	385,765	339,816
Electric generation fuel	117,557	150,254
Residential exchange	(26,298)	(23,531)
Purchased natural gas	271,353	235,482
Unrealized (gain) loss on derivative instruments, net	15,665	192,123
Utility operations and maintenance	203,117	194,991
Non-utility expense and other	10,943	16,046
Depreciation & amortization	191,876	188,717
Conservation amortization	37,832	38,219
Taxes other than income taxes	126,311	133,690
Total operating expenses	1,334,121	1,465,807
Operating income (loss)	220,296	75,380
Other income (expense):
Other income	16,981	13,698
Other expense	(2,103)	(2,477)
Interest charges:
AFUDC	9,087	5,608
Interest expense	(102,448)	(90,042)
Income (loss) before income taxes	141,813	2,167
Income tax (benefit) expense	11,904	2,198
Net income (loss)	$129,909	$(31)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$129,909	$(31)
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,694 and $(176), respectively	(2,399)	(658)
Other comprehensive income (loss)	(2,399)	(658)
Comprehensive income (loss)	$127,510	$(689)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2024	December 31, 2023
Utility plant (at original cost, including construction work in progress of $1,276,957 and $1,156,265 respectively):
Electric plant	$11,522,853	$11,304,995
Natural gas plant	4,985,824	4,928,725
Common plant	1,017,180	1,003,519
Less: Accumulated depreciation and amortization	(4,758,789)	(4,643,833)
Net utility plant	12,767,068	12,593,406
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	310,847	312,353
Total other property and investments	1,967,360	1,968,866
Current assets:
Cash and cash equivalents	47,304	148,548
Restricted cash	45,117	66,027
Accounts receivable, net of allowance for doubtful accounts of $43,263 and $38,211, respectively	522,133	546,701
Unbilled revenue	268,064	243,342
Materials and supplies, at average cost	193,471	173,445
Fuel and natural gas inventory, at average cost	75,634	87,510
Unrealized gain on derivative instruments	64,279	74,225
GHG emission allowances	37,987	937
Prepaid expense and other	49,264	75,342
Power contract acquisition adjustment gain	14,643	16,358
Total current assets	1,317,896	1,432,435
Other long-term and regulatory assets:
Power cost adjustment mechanism	106,279	48,427
Regulatory assets related to power contracts	6,035	6,266
Other regulatory assets	998,237	1,163,551
Unrealized gain on derivative instruments	24,108	35,324
Power contract acquisition adjustment gain	27,882	30,566
Operating lease right-of-use asset	190,337	194,321
Other	261,198	259,291
Total other long-term and regulatory assets	1,614,076	1,737,746
Total assets	$17,666,400	$17,732,453

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2024	December 31, 2023
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,523,532	3,523,532
Retained earnings	1,465,170	1,419,311
Accumulated other comprehensive income (loss), net of tax	15,140	17,539
Total common shareholder’s equity	5,003,842	4,960,382
Long-term debt:
First mortgage bonds and senior notes	5,062,000	5,062,000
Pollution control bonds	161,860	161,860
Long-term debt	2,000,000	2,000,000
Debt discount issuance costs and other	(184,126)	(187,218)
Total long-term debt	7,039,734	7,036,642
Total capitalization	12,043,576	11,997,024
Current liabilities:
Accounts payable	374,046	455,942
Short-term debt	642,000	598,100
Accrued expenses:
Taxes	130,693	102,627
Salaries and wages	44,260	68,726
Interest	84,276	63,829
Unrealized loss on derivative instruments	144,416	185,788
Power contract acquisition adjustment loss	1,419	1,487
Operating lease liabilities	21,490	21,629
Compliance obligation	37,987	937
Other	92,803	67,653
Total current liabilities	1,573,390	1,566,718
Other long-term and regulatory liabilities:
Deferred income taxes	949,304	950,229
Unrealized loss on derivative instruments	32,321	38,049
Purchased gas adjustment liability	91,272	132,082
Regulatory liabilities	1,045,245	1,022,457
Regulatory liability for deferred income taxes	756,034	760,961
Regulatory liabilities related to power contracts	42,525	46,924
Power contract acquisition adjustment loss	4,616	4,779
Operating lease liabilities	176,231	180,754
Finance lease liabilities	98,761	99,512
Compliance obligation	120,278	168,879
Other deferred credits	732,847	764,085
Total long-term and regulatory liabilities	4,049,434	4,168,711
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$17,666,400	$17,732,453

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2022	200	$—	$3,523,532	$1,465,331	$(24,774)	$4,964,089
Net income (loss)	—	—	—	(31)	—	(31)
Common stock dividend paid	—	—	—	(28,133)	—	(28,133)
Other comprehensive income (loss)	—	—	—	—	(658)	(658)
Balance at March 31, 2023	200	$—	$3,523,532	$1,437,167	$(25,432)	$4,935,267
Balance at December 31, 2023	200	$—	$3,523,532	$1,419,311	$17,539	$4,960,382
Net income (loss)	—	—	—	129,909	—	129,909
Common stock dividend paid	—	—	—	(84,050)	—	(84,050)
Other comprehensive income (loss)	—	—	—	—	(2,399)	(2,399)
Balance at March 31, 2024	200	$—	$3,523,532	$1,465,170	$15,140	$5,003,842

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net Income (loss)	$129,909	$(31)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	191,876	188,717
Conservation amortization	37,832	38,219
Deferred income taxes and tax credits, net	(7,546)	(70,916)
Net unrealized (gain) loss on derivative instruments	15,665	192,123
AFUDC - equity	(10,564)	(7,594)
Other non-cash	6,757	12,098
Regulatory assets and liabilities	8,038	38,162
Purchased gas adjustment	(40,813)	123,594
GHG emission allowances	(37,049)	—
Other long term assets and liabilities	(18,717)	(17,377)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(154)	61,325
Materials and supplies	(20,026)	(4,573)
Fuel and natural gas inventory	11,876	37,513
Prepayments and other	26,078	(268)
Accounts payable	(29,307)	(270,077)
Taxes payable	28,066	83,952
Other	(3,557)	2,758
Net cash provided by (used in) operating activities	288,364	407,625
Investing activities:
Construction expenditures - excluding equity AFUDC	(375,304)	(229,040)
Other	285	9,113
Net cash provided by (used in) investing activities	(375,019)	(219,927)
Financing activities:
Change in short-term debt, net	43,900	(203,600)
Dividends paid	(84,050)	(28,133)
Other	4,651	6,553
Net cash provided by (used in) financing activities	(35,499)	(225,180)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(122,154)	(37,482)
Cash, cash equivalents, and restricted cash at beginning of period	214,575	168,785
Cash, cash equivalents, and restricted cash at end of period	$92,421	$131,303
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$69,636	$65,479
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$40,354	$71,823

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating revenue:
Electric	$988,516	$1,010,160
Natural gas	557,820	517,258
Other	101	9,233
Total operating revenue	1,546,437	1,536,651
Operating expenses:
Energy costs:
Purchased electricity	385,765	339,816
Electric generation fuel	117,557	150,254
Residential exchange	(26,298)	(23,531)
Purchased natural gas	271,353	235,482
Unrealized (gain) loss on derivative instruments, net	15,665	192,123
Utility operations and maintenance	203,117	194,991
Non-utility expense and other	3,147	8,014
Depreciation & amortization	190,192	187,043
Conservation amortization	37,832	38,219
Taxes other than income taxes	126,678	133,264
Total operating expenses	1,325,008	1,455,675
Operating income (loss)	221,429	80,976
Other income (expense):
Other income	16,317	12,820
Other expense	(2,103)	(2,477)
Interest charges:
AFUDC	9,087	5,608
Interest expense	(76,613)	(66,983)
Income (loss) before income taxes	168,117	29,944
Income tax (benefit) expense	20,218	2,409
Net income (loss)	$147,899	$27,535

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$147,899	$27,535
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $1,832 and $10, respectively.	(1,871)	36
Amortization of treasury interest rate swaps to earnings, net of tax of $25 and $26, respectively.	97	97
Other comprehensive income (loss)	(1,774)	133
Comprehensive income (loss)	$146,125	$27,668

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2024	December 31, 2023
Utility plant (at original cost, including construction work in progress of $1,276,957 and $1,156,265, respectively):
Electric plant	$13,257,470	$13,043,559
Natural gas plant	5,537,034	5,480,496
Common plant	1,037,926	1,024,319
Less: Accumulated depreciation and amortization	(7,065,362)	(6,954,968)
Net utility plant	12,767,068	12,593,406
Other property and investments:
Other property and investments	69,705	69,808
Total other property and investments	69,705	69,808
Current assets:
Cash and cash equivalents	44,352	144,825
Restricted cash	45,117	66,027
Accounts receivable, net of allowance for doubtful accounts of $43,263 and $38,211, respectively	523,292	546,463
Unbilled revenue	268,064	243,342
Materials and supplies, at average cost	193,471	173,445
Fuel and natural gas inventory, at average cost	74,147	85,726
Unrealized gain on derivative instruments	64,279	74,225
GHG emission allowances	37,987	937
Prepaid expense and other	49,169	75,323
Total current assets	1,299,878	1,410,313
Other long-term and regulatory assets:
Power cost adjustment mechanism	106,279	48,427
Other regulatory assets	998,237	1,163,551
Unrealized gain on derivative instruments	24,108	35,324
Operating lease right-of-use asset	190,337	194,321
Other	258,698	256,617
Total other long-term and regulatory assets	1,577,659	1,698,240
Total assets	$15,714,310	$15,771,767

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2024	December 31, 2023
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,635,105	3,635,105
Retained earnings	1,566,118	1,473,218
Accumulated other comprehensive income (loss), net of tax	(60,168)	(58,394)
Total common shareholder’s equity	5,141,914	5,050,788
Long-term debt:
First mortgage bonds and senior notes	5,062,000	5,062,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(39,297)	(39,813)
Total long-term debt	5,184,563	5,184,047
Total capitalization	10,326,477	10,234,835
Current liabilities:
Accounts payable	375,582	457,965
Short-term debt	340,000	336,600
Accrued expenses:
Taxes	136,758	102,775
Salaries and wages	44,260	68,726
Interest	65,707	53,834
Unrealized loss on derivative instruments	144,416	185,788
Operating lease liabilities	21,490	21,629
Compliance obligation	37,987	937
Other	92,803	67,653
Total current liabilities	1,259,003	1,295,907
Other long-term and regulatory liabilities:
Deferred income taxes	1,080,488	1,078,847
Unrealized loss on derivative instruments	32,321	38,049
Purchased gas adjustment liability	91,272	132,082
Regulatory liabilities	1,043,981	1,021,193
Regulatory liabilities for deferred income tax	756,690	761,621
Operating lease liabilities	176,231	180,754
Finance lease liabilities	98,761	99,512
Compliance obligation	120,278	168,879
Other deferred credits	728,808	760,088
Total long-term and regulatory liabilities	4,128,830	4,241,025
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$15,714,310	$15,771,767

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2022	85,903,791	$859	$3,535,105	$1,438,163	$(103,044)	$4,871,083
Net income (loss)	—	—	—	27,535	—	27,535
Common stock dividend paid	—	—	—	(28,002)	—	(28,002)
Other comprehensive income (loss)	—	—	—	—	133	133
Balance at March 31, 2023	85,903,791	$859	$3,535,105	$1,437,696	$(102,911)	$4,870,749
Balance at December 31, 2023	85,903,791	$859	$3,635,105	$1,473,218	$(58,394)	$5,050,788
Net income (loss)	—	—	—	147,899	—	147,899
Common stock dividend paid	—	—	—	(54,999)	—	(54,999)
Other comprehensive income (loss)	—	—	—	—	(1,774)	(1,774)
Balance at March 31, 2024	85,903,791	$859	$3,635,105	$1,566,118	$(60,168)	$5,141,914

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net Income (loss)	$147,899	$27,535
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	190,192	187,043
Conservation amortization	37,832	38,219
Deferred income taxes and tax credits, net	(5,149)	(76,785)
Net unrealized (gain) loss on derivative instruments	15,665	192,123
AFUDC - equity	(10,564)	(7,594)
Other non-cash	4,131	9,472
Regulatory assets and liabilities	8,038	38,162
Purchased gas adjustment	(40,813)	123,594
GHG emission allowances	(37,049)	—
Other long term assets and liabilities	(18,052)	(16,498)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(1,551)	60,796
Materials and supplies	(20,026)	(4,573)
Fuel and natural gas inventory	11,579	37,350
Prepayments and other	26,154	(130)
Accounts payable	(29,794)	(269,112)
Taxes payable	33,983	90,035
Other	(12,131)	(5,765)
Net cash provided by (used in) operating activities	300,344	423,872
Investing activities:
Construction expenditures - excluding equity AFUDC	(375,062)	(228,986)
Other	285	9,113
Net cash provided by (used in) investing activities	(374,777)	(219,873)
Financing activities:
Change in short-term debt, net	3,400	(220,000)
Dividends paid	(54,999)	(28,002)
Other	4,649	6,564
Net cash provided by (used in) financing activities	(46,950)	(241,438)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(121,383)	(37,439)
Cash, cash equivalents, and restricted cash at beginning of period	210,852	165,885
Cash, cash equivalents, and restricted cash at end of period	$89,469	$128,446
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$55,001	$53,568
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$40,354	$71,823

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)Summary of Significant Accounting Policies

Basis of Presentation
Puget Energy is an energy services holding company that owns PSE, which is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region. Puget Energy also has a wholly-owned non-regulated subsidiary, Puget LNG, which has the sole purpose of owning and operating the non-regulated activity of the Tacoma LNG facility. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that are incurred by PSE and allocated to Puget LNG are related party transactions by nature.
In 2009, Puget Holdings, owned by a consortium of long-term infrastructure investors, completed its merger with Puget Energy (the merger). As a result of the merger, all of Puget Energy’s common stock is indirectly owned by Puget Holdings. The acquisition of Puget Energy was accounted for in accordance with FASB ASC 805, “Business Combinations” (ASC 805), as of the date of the merger. ASC 805 requires the acquirer to recognize and measure identifiable assets acquired and liabilities assumed at fair value as of the merger date.
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
The following table presents the activity in the allowance for credit losses for accounts receivable for the three months ended March 31, 2024 and 2023:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023
Allowance for credit losses:
Beginning balance	$38,211	$41,962
Provision for credit loss expense	13,680	9,482
Receivables charged-off	(8,628)	(7,216)
Total ending allowance balance[1]	$43,263	$44,228
_____________
1 $21.9 million and $11.1 million of provision related to balances of deferred costs specific to COVID-19 as of March 31, 2024 and 2023, respectively.

Tacoma LNG Facility
In February 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations. In December 2019, the Puget Sound Clean Air Agency (PSCAA) issued the air quality permit for the facility, and the Pollution Hearings Control Board of Washington State upheld the approval following extended litigation. The Tacoma LNG facility provides peak-shaving services to PSE’s natural gas customers, and provides LNG as fuel to transportation customers, particularly in the marine market at a lower cost due to the facility's scale. The State of Washington Division II Court of Appeals upheld the permit issuance and in February 2024 denied the Puyallup Tribe of Indians' motion to reconsider. On March 22, 2024, a coalition of environmental organizations lead by Advocates for a Cleaner Tacoma, petitioned the Washington Supreme Court to review portions of the Court of Appeals' decision. On March 25, 2024, the Puyallup Tribe of Indians also petitioned the Washington Supreme Court for review.
Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $239.1 million and $240.5 million of non-utility plant operating cost is reported in the Puget Energy "Other property and investments" line item as of March 31, 2024 and December 31, 2023, respectively. Additionally, $6.7 million and $7.8 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the three months ended March 31, 2024, and March 31, 2023, respectively. Further, $234.1 million and $235.6 million of natural gas plant related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of March 31, 2024 and December 31, 2023, respectively, as PSE is a regulated entity.

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
Purchased energy of $26.3 million and $29.7 million were recognized in purchased electricity on the Company's consolidated statements of income for the three months ended March 31, 2024 and March 31, 2023, respectively. Additionally, $13.9 million and $14.6 million were included in accounts payable on the Company's balance sheet as of March 31, 2024 and December 31, 2023, respectively.

For further information on the Company's accounting policies, see Part II, Item 8, Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". ASU 2022-06 postpones the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. As of March 31, 2024, the Company is not aware of any current agreements that reference LIBOR and thus, has not utilized any practical expedients. The Company continues to monitor whether any new agreements are entered into which reference LIBOR and if the expedients would be utilized through the allowed period of December 31, 2024.

Accounting Pronouncements Issued but Not Yet Adopted
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

Climate Related Disclosures
In March 2024, the Securities and Exchange Commission (SEC) issued Final Rule S7-10-22, "The Enhancement and Standardization of Climate-Related Disclosures for Investors". Final Rule S7-10-22 will require disclosure for material climate-related risks; activities to adapt or mitigate climate-related risks; information regarding the roles of management and the board of directors in managing climate-related risks and information on climate-related targets or goals that are material to the business. Additionally, the final rules require disclosure of Scope 1 and/or Scope 2 GHG emissions on a phased-in basis by certain larger registrants with material emissions. PSE is a non-accelerated filer and final rule S7-10-22 does not require non-accelerated filers to disclose GHG emissions. The Final Rules were set to become effective May 28, 2024, however the SEC decided to stay implementation pending resolution of appeals. As currently drafted, Final Rule S7-10-22 will be effective for the Company in fiscal year 2027. The final rule impacts disclosures only, and thus is not expected to have a material impact on the Company's results of operations, cash flows, or consolidated balance sheets; however, the Company continues to assess the impacts of the Final Rules and the cost of compliance.

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months ended March 31, 2024 and March 31, 2023:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31, 2024
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$509,422	$293,297	$—	$802,719
Commercial	310,585	125,887	—	436,472
Industrial	34,042	9,168	—	43,210
Other	6,618	—	—	6,618
Wholesale	117,517	—	—	117,517
Transmission and transportation	11,039	9,338	—	20,377
Miscellaneous[2]	4,294	103,562	8,477	116,333
Total revenue from contracts with customers	$993,517	$541,252	$8,477	$1,543,246
Total other revenue[3]	(5,001)	16,172	—	11,171
Total operating revenue	$988,516	$557,424	$8,477	$1,554,417
_____________
1 Other includes $8.4 million of Puget LNG revenues recorded at Puget Energy.
2 Miscellaneous natural gas revenue includes $107.8 million for the regulatory offset of CCA auction proceeds passed back to customers.
3 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	March 31, 2024			December 31, 2023
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$71,850	$121,427	*	$93,028	$126,939
Natural gas derivatives (MMBtus)[3]	268	16,537	55,310	301	16,521	96,898
Total derivative contracts		$88,387	$176,737		$109,549	$223,837
Current		$64,279	$144,416		$74,225	$185,788
Long-term		24,108	32,321		35,324	38,049
Total derivative contracts		$88,387	$176,737		$109,549	$223,837
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
* Electric portfolio derivatives consist of electric generation fuel of 297.8 million MMBtu and purchased electricity of 5.5 million MWhs at March 31, 2024, and 315.6 million MMBtus and 2.3 million MWhs at December 31, 2023.

It is the Company's policy to record all derivative transactions on a gross basis at the contract level without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: WSPP agreements, which standardize physical power contracts; ISDA agreements, which standardize financial natural gas and electric contracts; and NAESB agreements, which standardize physical natural gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as the right of set-off in the event of counterparty default. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount. For further details regarding the fair value of derivative instruments, see Note 5, "Fair Value Measurements," in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At March 31, 2024
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$88,387	$—	$88,387	$(65,077)	$—	$23,310
Liabilities:
Energy derivative contracts	$176,737	$—	$176,737	$(65,077)	$(8,231)	$103,429

Puget Energy and Puget Sound Energy	At December 31, 2023
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$109,549	$—	$109,549	$(82,206)	$—	$27,343
Liabilities:
Energy derivative contracts	$223,837	$—	$223,837	$(82,206)	$(84)	$141,547
_______________
1 All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended March 31,
(Dollars in Thousands)	Classification	2024	2023
Gas for power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$17,647	$(104,646)
Realized	Electric generation fuel	(17,288)	88,267
Power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(33,312)	(87,477)
Realized	Purchased electricity	(31,690)	51,017
Total gain (loss) recognized in income on derivatives		$(64,643)	$(52,839)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2024, approximately 98.1% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated investment grade by rating agencies and 1.9% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of March 31, 2024, PSE had cash posted as collateral of $11.2 million related to contracts executed on the ICE platform. As a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions, PSE maintains a standby letter of credit agreement with TD Bank. As of March 31, 2024, PSE had no cash posted with ICE NGX, and $15.0 million was issued under the standby letter of credit agreement in support of natural gas and carbon allowance purchases. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended March 31, 2024.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31, 2024			At December 31, 2023
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$30,174	$—	$30,174	$13,384	$—	$13,384
Requested credit for adequate assurance	—	—	—	53,427	—	—
Forward value of contract[3]	8,231	11,232	N/A	84	12,429	N/A
Total	$38,405	$11,232	$30,174	$66,895	$12,429	$13,384
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $44.5 million and $44.6 million at March 31, 2024 and December 31, 2023 respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		March 31, 2024		December 31, 2023
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$7,039,734	$6,702,065	$7,036,642	$6,855,503
Total liabilities		$7,039,734	$6,702,065	$7,036,642	$6,855,503

Puget Sound Energy		March 31, 2024		December 31, 2023
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$5,184,563	$4,852,243	$5,184,047	$5,007,483
Total liabilities		$5,184,563	$4,852,243	$5,184,047	$5,007,483
_______________
1 The carrying value includes debt issuances costs of $20.5 million and $21.0 million for March 31, 2024 and December 31, 2023, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $20.9 million and $21.2 million for March 31, 2024 and December 31, 2023, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At March 31, 2024			Fair Value At December 31, 2023
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$40,936	$30,914	$71,850	$42,254	$50,774	$93,028
Natural gas derivative instruments	12,312	4,225	16,537	11,647	4,874	16,521
Total assets	$53,248	$35,139	$88,387	$53,901	$55,648	$109,549
Liabilities:
Electric derivative instruments	$94,078	$27,349	$121,427	$103,427	$23,512	$126,939
Natural gas derivative instruments	54,482	828	55,310	95,875	1,023	96,898
Compliance obligations	120,278	—	120,278	168,879	—	168,879
Total liabilities	$268,838	$28,177	$297,015	$368,181	$24,535	$392,716

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2024			2023
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$27,262	$3,851	$31,113	$116,078	$(127)	$115,951
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	(44,017)	—	(44,017)	(18,766)	—	(18,766)
Included in regulatory assets / liabilities	—	459	459	—	(91)	(91)
Settlements	20,320	(913)	19,407	(27,795)	263	(27,532)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	217	170	387
Balance at end of period	$3,565	$3,397	$6,962	$69,734	$215	$69,949
_______________
1 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(38.4) million and $(9.1) million for the three months ended March 31, 2024 and 2023, respectively.

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of March 31, 2024:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$30,914	$27,349	Discounted cash flow	Power prices (per MWh)	$20.57	$159.55	$92.42
Natural gas	$4,225	$828	Discounted cash flow	Natural gas prices (per MMBtu)	$1.31	$6.61	$4.23
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2023:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$50,774	$23,512	Discounted cash flow	Power prices (per MWh)	$69.51	$188.63	$99.55
Natural gas	$4,875	$1,023	Discounted cash flow	Natural gas prices (per MMBtu)	$2.20	$6.28	$3.55
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of March 31, 2024 and December 31, 2023, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $29.9 million and $16.9 million, respectively.

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
As of March 31, 2024, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and determined that no impairment was needed. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations."

(6) Retirement Benefits

PSE has a defined benefit pension plan (Qualified Pension Benefits) covering a substantial majority of PSE employees. For employees hired prior to 2014, pension benefits earned are a function of age, salary, years of service and, in the case of employees in the cash balance formula plan, the applicable annual interest crediting rates. Effective January 1, 2014, all new UA represented employees hired or rehired receive annual pay credits of 4.0% of eligible pay each year in the cash balance formula of the defined pension plan. Effective January 1, 2014 for non-represented employees, and December 12, 2014 for employees represented by the IBEW, newly hired or rehired employees receive annual employer contributions of 4.0% of eligible pay each year into the cash balance formula of the defined benefit pension or 401k plan account. PSE also has a non-qualified SERP for certain key senior management employees that closed to new participants in 2019. Effective 2019, PSE has an officer restoration benefit for new officers who join PSE or are promoted, such that company contributions under PSE’s applicable tax-qualified plan, which otherwise would have been credited if not for IRS limitations, are credited at 4.0% of earnings to an account with the Deferred Compensation Plan.
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
For further information, see Note 13, "Retirement Benefits" in the Combined Notes to Consolidated Financial Statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2023.
The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2024 and 2023:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$4,524	$4,632	$—	$71	$50	$47
Interest cost	7,786	7,929	342	424	104	115
Expected return on plan assets	(13,717)	(12,652)	—	—	(77)	(79)
Amortization of prior service cost	—	—	—	73	8	7
Amortization of net loss (gain)	(660)	(862)	(11)	—	(40)	(51)
Net periodic benefit cost	$(2,067)	$(953)	$331	$568	$45	$39

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$4,524	$4,632	$—	$71	$50	$47
Interest cost	7,786	7,929	342	424	104	115
Expected return on plan assets	(13,717)	(12,652)	—	—	(77)	(79)
Amortization of prior service cost	—	—	—	73	8	7
Amortization of net loss (gain)	—	—	(5)	22	(41)	(54)
Net periodic benefit cost	$(1,407)	$(91)	$337	$590	$44	$36

The following table summarizes the Company’s change in benefit obligation for the periods ended March 31, 2024 and December 31, 2023:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended	Year Ended	Three Months Ended	Year Ended	Three Months Ended	Year Ended
(Dollars in Thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Change in benefit obligation:
Benefit obligation at beginning of period	$609,103	$589,278	$26,824	$32,046	$8,597	$9,015
Amendments	—	—	—	—	—	78
Service cost	4,524	18,530	—	143	50	184
Interest cost	7,786	32,375	342	1,589	104	439
Curtailment loss / (gain)	—	—	—	(2,772)	—	—
Actuarial loss (gain)	—	8,469	—	(661)	—	(52)
Benefits paid	(10,874)	(38,258)	(500)	(3,521)	(210)	(1,067)
Administrative expense	—	(1,291)	—	—	—	—
Benefit obligation at end of period	$610,539	$609,103	$26,666	$26,824	$8,541	$8,597

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2024, are expected to be at least $18.0 million, $2.0 million and $0.2 million, respectively. The Company contributed $0.5 million to fund the SERP during both the three months ended March 31, 2024 and the three months ended March 31, 2023. The Company contributed an immaterial amount to fund the other postretirement plans.

(7) Regulation and Rates

General Rate Case
PSE filed a GRC which includes a two year MYRP with the Washington Commission on February 15, 2024, requesting an overall increase in electric and natural gas rates of 6.7% and 19.0% respectively in rate year one (expected to approximate calendar year 2025) and 8.5% and 2.1%, respectively in rate year two (expected to approximate calendar year 2026). PSE requested a return on equity of 9.95% for the first rate year beginning in 2025 and 10.5% for the second rate year beginning in 2026. PSE requested an overall rate of return of 7.65% in rate year one and 7.99% in rate year two. The filing requests recovery of forecasted plant additions through 2024 as required by Revised Code of Washington (RCW) 80.28.425 as well as forecasted plant additions through 2026, the final year of the MYRP. The procedural calendar for the adjudication of the case is set, with evidentiary hearing occurring on November 4th and 5th of 2024. The Company estimates the approved rates from this proceeding will become effective by statute approximately 11 months after filings.
On December 22, 2022, the Washington Commission issued an order on PSE’s 2022 GRC, which was filed on January 31, 2022 that approved a weighted cost of capital of 7.16%, or 6.62% after-tax, a capital structure of 49.0% in common equity in 2023 and 2024, and a return on equity of 9.4%. On January 6, 2023, the Washington Commission approved PSE’s natural gas rates in its compliance filing with an overall net revenue change of $70.8 million or 6.4% in 2023 and $19.5 million or 1.7% in 2024, with an effective date of January 7, 2023. On January 10, 2023, the Washington Commission approved PSE’s electric rates in its compliance filing with an overall net revenue change of $247.0 million or 10.8% in 2023 and $33.1 million or 1.3% in 2024 with an effective date of January 11, 2023. Per the 2022 GRC Final Order in Docket No. UE-220066, power cost only rate case (PCORC) rates were set to zero as of January 11, 2023 and PSE agreed not to file a PCORC during 2023 and 2024, the period covered by the two-year rate plan agreed to in the GRC settlement. Per the 2022 GRC Final Order in Docket No. UG-220067, PSE was authorized to seek recovery of the costs related to the Tacoma LNG Facility concurrent with its 2023 PGA filing.
On April 24, 2024, the Washington Commission issued Final Order 07 under Docket No. UG-230393. The order determined that PSE acted prudently in developing and constructing the Tacoma LNG Facility after the initial decision to build on September 2016. Further, there were two main outcomes that resulted from the order. First, the Washington Commission did not authorize recovery of the portion of the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded between February 1, 2022, the date the facility was placed into service, and January 11, 2023, the date PSE’s 2022 GRC rates went into effect. Second, the Washington Commission directed PSE to increase the allocation of distribution pipeline investment to Puget LNG. The Washington Commission determined that the allocation should be tied to the relative flow of natural gas across these facilities, resulting in a higher allocation to Puget LNG than was originally filed. Neither the deferred return disallowed, nor the increased allocation of distribution pipeline, are expected to result in material impact on the Company’s results of operations or financial condition. However, PSE is required to submit a compliance filing, which is subject to the Washington Commission's approval before the outcome is finalized.
For further information, see Note 4, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2023.

Climate Commitment Act Deferral
On December 29, 2022, PSE filed accounting petitions with the Washington Commission requesting authorization to defer costs and revenues associated with the Company’s compliance with the CCA codified in law within RCW 70A.65. On February 28, 2023, in Order 01 in Docket No. UE-220974 and UG-220975, the Washington Commission granted PSE approval to defer the cost of emission allowances to comply with the CCA and the proceeds from no-cost allowances consigned to auction beginning January 1, 2023. On August 3, 2023, the Washington Commission approved PSE's request for CCA rates in Docket No. UG-230470, subject to refund, effective October 1, 2023, to recover the estimated ongoing allowance costs and proportionate pass back of credits to customers from estimated auction proceeds during the period of August 2023 through December 2023. On October 26, 2023, the Washington Commission approved PSE's request for CCA rates in Docket No. UG-230756, subject to refund, effective November 1, 2023, to recover the estimated ongoing allowance costs and proportionate pass back of credit to customers from estimated auction proceeds during the period of January 2023 through September 2023. On November 22, 2023, PSE filed proposed revisions to its natural gas rates to incorporate allowance costs and auction proceeds in Docket UG-230968. In the filing PSE sought to update rates pertaining to amounts deferred from January 2023 through September 2023 and to add new language to the tariff that would enable PSE to fund decarbonization projects using a portion of the projected no cost allowances revenues. The request, as revised by PSE on December 19, 2023, represented a revenue increase of $29.1 million. The Washington Commission suspended the tariff sheets but allowed the rates to go into effect on an interim basis, subject to refund, on January 1, 2024. The Washington Commission set for hearing the issue of risk sharing of CCA compliance costs. A hearing is set for October 9, 2024. The recovery of ongoing allowance costs and pass back of credits is consistent with the approved accounting petitions in Dockets No. UG-220975 and UG-230471. As of March 31, 2024, PSE deferred $25.9 million of CCA compliance costs for natural gas and electric liabilities. Additionally, PSE will consign for auction at least the minimum amount of no-cost emission allowances allocated for natural gas operations in compliance with the CCA, the proceeds of which will be used for the benefit of natural gas customers, as determined by the Washington Commission. PSE will not record a regulatory liability to defer the proceeds until consigned allowances are sold at auction. As of March 31, 2024, PSE recorded a regulatory liability of $25.9 million related to the proceeds from the sale of consigned GHG emission allowances to be refunded to customers.
WDOE provided an initial allocation of no-cost allowances to electric utilities on April 24, 2023. However, qualifying electric utilities were allowed to submit revised emissions forecasts approved by the Washington Commission to WDOE. PSE filed its revised forecast of 2023 emission in Docket No. UE 220797, which was approved by the Washington Commission on July 27, 2023, and approved by the WDOE on September 27, 2023. Accordingly, the Company's compliance obligation as of March 31, 2024 reflects the revised allowance allocation in addition to allowances received based on PSE's forecast of 2024 emissions.
Following the September 27, 2023 WDOE decision, PSE's no-cost allowance allocation will be set until the fourth quarter of 2024 when there is an opportunity to request a "true-up" of no-cost allowances under the aforementioned adjustment mechanism. However, as of March 31, 2024, due to the uncertainty around implementation of the adjustment mechanism PSE did not adjust the CCA electric compliance obligation anticipating an adjustment to no cost allowances to reported 2024 electric GHG emissions and does not plan to make such adjustment until a formal true-up allocation has been granted by the WDOE.

Revenue Decoupling Adjustment Mechanism
PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. Based on the analyses, no reserve adjustment was recorded as of March 31, 2024 or 2023.

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

For the three months ended March 31, 2024, in its PCA mechanism, PSE under recovered its allowable costs by $110.7 million of which $75.2 million was apportioned to customers and $0.4 million of interest was accrued on the deferred customer balance. This compares to an over recovery of allowable costs of $12.9 million for the three months ended March 31, 2023, of which zero was apportioned to customers and accrued $1.1 million of interest on the total deferred customer balance.

Power Cost Adjustment Clause
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2022. During 2022, actual power costs were higher than baseline power costs, thereby, creating an under-recovery of $110.1 million. Under the terms of the PCA’s sharing mechanism for under-recovered power costs, PSE absorbed $39.0 million of the under-recovered amount, and customers were responsible for the remaining $71.1 million, or $76.4 million including interest and adjusted for revenue sensitive items. On April 28, 2023, PSE filed the 2022 PCA report in Docket No. UE-230313 that proposed a recovery of the deferred balance, which included a revenue requirement increase of 0.9% in overall bill for all customers, with rates proposed to go into effect from December 1, 2023 through December 31, 2024.
On September 29, 2023, PSE filed its variable power cost rates update as part of the 2022 GRC Order requirement in Docket No. UE-220066. The filing was approved in part on December 22, 2023, with updated rates effective January 1, 2024.
PSE exceeded the $20.0 million cumulative deferral balance in its PCA mechanism in 2023. During 2023, actual power costs were lower than baseline power costs, thereby creating an over-recovery of $51.1 million. Under the terms of the PCA’s sharing mechanism for over-recovered costs, PSE’s share of the over-recovery was $26.2 million and customers were due the remaining $24.9 million, or $22.2 million including interest and adjusted for revenue sensitive items.
On April 30, 2024, PSE filed the 2023 PCA compliance report, in Docket No. 240288, that proposed to pass back 2023 deferred balances from October 1, 2024 to December 31, 2025, resulting in credits to customers of $22.2 million. Additionally, PSE requested to recover the forecasted 2024 deferred balance of $98.2 million from October 1, 2024 to December 31, 2025.

Purchased Gas Adjustment Mechanism
In October 2022, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-220715, effective November 1, 2022. As part of that filing, PSE requested an annual revenue increase of $155.3 million, where PGA rates, under Schedule 101, increase annual revenue by $142.1 million, and the tracker rates under Schedule 106 increase annual revenue by $13.2 million.
In November 2022, the FERC approved a settlement of a counterparty, FERC Docket No. RP17-346. Under the terms, PSE was allocated $24.2 million related to PSE natural gas services, which was recorded on December 31, 2022 and included below. The 2022 GRC order required PSE to amortize the refund in 2023 as a credit against natural gas costs and therefore pass back the refund to customers through the PGA mechanism.
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

The following table presents the PGA mechanism balances and activity for the three months ended March 31, 2024 and the twelve months ended December 31, 2023:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31,	At December 31,
	2024	2023
PGA (liability)/receivable beginning balance	$(132,082)	$(3,536)
Actual natural gas costs	165,419	404,897
Allowed PGA recovery	(122,429)	(521,882)
Interest	(2,180)	(7,639)
Refund/interest from counterparty settlement	—	(3,922)
PGA (liability)/receivable ending balance	$(91,272)	$(132,082)

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the three months ended March 31, 2024, PSE incurred $9.7 million in weather-related electric transmission and distribution system restoration costs, none of which the Company deferred as regulatory assets related to storms that occurred in 2024 and 2023. This compares to $6.1 million incurred in weather-related electric transmission and distribution system restoration costs for the three months ended March 31, 2023, of which the Company deferred zero and $2.3 million as regulatory assets related to storms that occurred in 2023 and 2022, respectively. Under the 2017 GRC Order, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

(8) Commitments and Contingencies

Legal Matters
Washington Climate Commitment Act
In 2021, the Washington Legislature adopted the CCA, which establishes a GHG emissions cap-and-invest program that requires covered entities, including electric and natural gas utilities, to purchase allowances to cover their GHG emissions with a cap on available allowances beginning on January 1, 2023 that declines annually through 2050. WDOE published final regulations to implement the program on September 29, 2022, which became effective on October 30, 2022. WDOE also indicated that there will be subsequent rulemakings building off initial rulemaking as program implementation proceeds and Washington carbon goal progress is evaluated.
Given the lack of explicit rulemaking or precedent around the program, there is wide estimation uncertainty surrounding the Company's ability to estimate its compliance obligation. For instance, one component of the CCA rules stipulates that GHG emissions associated with exported electricity are covered emissions and require an allowance offset to the extent these exports are not sourced from a non-emitting resource. Another component of the CCA rules stipulates GHG emissions associated with imported electricity are covered emissions and require an allowance offset for the first jurisdictional deliverer serving as the electricity importer for that electricity. Per RCW 70A.65.010(42)(d), imported electricity does not include electricity imports of unspecified electricity that are netted by exports of unspecified electricity to any jurisdiction not covered by a linked program by the same entity within the same hour. Under this definition, hourly power transmission data is required to determine PSE’s net imported electricity compliance obligation. Although the Company is actively engaged in determining the hourly net generation, imports and exports, the methodology for netting these components by hour that will be required by the WDOE to calculate the compliance obligation is uncertain, and PSE expects further rulemaking and agency interpretations to clarify this uncertainty in future periods. Due to the estimation uncertainty as of the date of this disclosure, the company considered a range of outcomes and recorded its best estimate based on its interpretation of the proportion of exported electricity that is sourced from non-emitting resources and the netting of unspecified electricity imports and exports on an hourly basis.
As of March 31, 2024, the Company estimated the range of possible outcomes to be between $38.1 million and $130.9 million, and recorded its best estimate of $55.0 million based on the Company's interpretation of the current rulemaking. As existing uncertainties are resolved in future periods, any change in compliance costs as a result of such estimated additional liabilities would be deferred under ASC 980 as a regulatory asset consistent with Docket No. UE-220974, as these amounts will be recoverable from customers in future utility rates. As a result, there is no current impact to the Company's consolidated statements of income.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025 as part of the 2019 GRC. The 2017 GRC repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4. Additional costs beyond those covered by PTCs and hydro-related treasury grants are being recovered through a separate Colstrip tariff as part of the 2022 GRC. In 2022, PSE and Talen Energy signed an agreement to transfer PSE's ownership interest in Colstrip Units 3 and 4 to Talen Energy on December 31, 2025. However, Talen emerged from a Chapter 11 bankruptcy in May 2023 without approval of the 2022 transfer agreement, which the parties agree makes the transfer agreement unenforceable. PSE and Talen have agreed to continue discussions about the status of PSE’s ownership stake. Management evaluated Colstrip Units 3 and 4 and determined that the applicable held for sale and abandonment accounting criteria were not met as of December 31, 2023. As such, Colstrip Units 3 and 4 are classified as electric utility plant on the Company's balance sheet as of March 31, 2024 and December 31, 2023.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, during the three months ended March 31, 2024, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $357.0 million through 2026.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

(9)  Leases

As of March 31, 2024, there have been no material changes regarding the Company's leases. For further information, see Part II, Item 8, Note 9, "Leases" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

(10) Other

Long-Term Debt
During first quarter of 2024, the Company did not have any new long term debt related activities.

Short-Term Debt and Credit Facilities
As of March 31, 2024, $302.0 million was drawn and outstanding under Puget Energy's facility, which was classified as short-term debt on Puget Energy's consolidated balance sheet.
As of March 31, 2024, there was $340.0 million outstanding under the commercial paper program at PSE and no amount was drawn under PSE's credit facility. Outside of the credit facility, PSE maintains a standby letter of credit with TD Bank allowing for standby letter of credit postings of up to $150.0 million as a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions. As of March 31, 2024, $15.0 million was issued under a standby letter of credit with TD Bank in support of natural gas purchases on the NGX in Canada. Additionally, PSE had a $2.1 million letter of credit in support of a long-term transmission contract.
For further information on the Company's long-term and short-term debt, credit facilities and other financing arrangements, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Beaver Creek Wind Project
Beaver Creek is a utility-scale wind project located in Stillwater County, Montana, with an expected nameplate capacity of 248 MW that is expected to commence commercial operations in 2025. On September 15, 2023, PSE executed a membership interest purchase agreement with Caithness Beaver Creek, LLC for a 100% ownership interest in Caithness Montana Wind, LLC, which closed on December 1, 2023. Total consideration is expected to be $44.6 million of which $23.8 million has been paid as of March 31, 2024 and the remaining balance is expected to be paid in the first quarter of 2025. On December 1, 2023, PSE entered into a turbine supply agreement with GE Renewables North America, LLC to purchase 88 wind turbines. Total consideration is expected to be $266.9 million of which $218.8 million has been paid as of March 31, 2024 and the remaining balance is expected to paid throughout 2024 and the first quarter of 2025 as turbines are delivered and the project is completed. On January 26, 2024, PSE entered into a balance of plant agreement to complete the design and construction of the project. Total consideration is expected to be approximately $129.4 million. As of March 31, 2024, $337.1 million was recorded to construction work in progress in conjunction with the Beaver Creek wind project.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for the period ended March 31, 2024 compared to 2023. For discussion related to the results of operations and changes in financial condition for the period ended March 31, 2023 compared to 2022 refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended March 31, 2023, Form 10-Q, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and PSE's Form 10-K for the period ended December 31, 2023. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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

Factors and Trends Affecting PSE's Performance
PSE’s ongoing regulatory requirements and operational needs necessitate the investment of substantial capital in 2024 and will continue to do so in future years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:
•The rates PSE is allowed to charge for its services;
•PSE’s ability to recover power costs that are subject to the Company's power cost adjustment mechanism that are included in rates, which are based on volume;
•Weather conditions, including the impact of temperature on customer load; the impact of extreme weather events on budgeted maintenance costs; and meteorological conditions such as snow-pack, stream-flow and wind-speed which affect power generation, supply and price;
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
•Regulatory compliance costs, including those related to new and developing federal regulations of electric system reliability, state regulations of natural gas pipelines and federal, state and local environmental laws and regulations, such as the Washington CCA;
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
•General economic conditions, such as inflation, in PSE's operational territory and its effects on customer growth and use-per-customer;
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
•Natural disasters such as wildfires, earthquakes, hurricanes, floods, landslides, and windstorms, the rise in frequency and magnitude of extreme temperature events, and possible accidents, explosions, fires or mechanical breakdowns affecting or caused by PSE’s facilities or infrastructure may increase the Company's costs, impact PSE's generation, transmission, and distribution systems, subject the Company to increased liability, and/or adversely affect its operations;
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

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements, environmental compliance and operational needs require the investment of substantial capital in 2024 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon outcomes from that process. The rates PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission. Prior to 2023, the Washington Commission required that rates be determined based on historic test year costs plus weather normalized assumptions. Incremental customer growth and sales typically did not provide sufficient revenue to cover general cost increases due to regulatory lag and attrition. Therefore, the Company would seek rate relief through rate cases with the Washington Commission, which would determine whether the Company's expenses and capital investments were reasonable and prudent for the provision of cost-effective, reliable and safe electric and natural gas service. If the Washington Commission determined that a capital investment was not reasonable or prudent, the costs (including return on any resulting rate base) related to such capital investment would be disallowed, partially or entirely, and not recovered in rates.
In 2021, the Washington Governor signed legislation passed by the state legislature that requires investor-owned utilities to file a forward looking MYRP for two, three, or four years as part of a GRC filed with the Washington Commission on or after January 1, 2022. For the initial rate year, the legislation requires the Washington Commission to ascertain and determine the fair value for rate-making purposes of the property in service as of the date that rates go into effect. Under the law, while utilities are required to file a MYRP (at least two years in length) the Washington Commission is not required to approve them. To the extent the Washington Commission approves a MYRP, utilities are bound to the first and second year of the MYRP but may file for a new rate plan in years three or four. If a company earns greater than a half percent above its authorized rate of return on a regulated basis, revenues above that level must be deferred for refunds to customers or another determination by the Washington Commission in a subsequent adjudicative proceeding. The Washington Commission must also set performance measurements to assess a natural gas or electric company operating under a MYRP.
Washington State law also requires PSE to pursue electric conservation that is cost-effective, reliable and feasible, and the Washington Decarbonization Act for Large Combination Utilities, introduced as house bill 1589, requires PSE to achieve two percent of electric load annually with conservation and energy efficiency resources unless the Washington Commission finds that a higher target is cost effective. The Washington Decarbonization Act for Large Combination Utilities was passed by the Washington State legislature in March 2024 and signed into law in April 2024. The law enables PSE, under the supervision of the Washington Commission, to plan for the electric and natural gas choices of our customers consistent with Washington State’s climate goals. The law consolidates multiple existing system plans into an integrated plan, and will be followed by three years of rulemaking and planning prior to the submission in 2027 of PSE’s first integrated system plan to the Washington Commission. The law also clarifies the application of three regulatory mechanisms for PSE: Certificate of Public Convenience and Necessity (CPCN), Construction Work in Progress (CWIP) and accelerated depreciation. The law requires PSE to file a depreciation study with the Washington Commission that is intended to depreciate all natural gas plants in service as of July 1, 2024 to no later than January 1, 2050. As PSE’s pending GRC was filed prior to the passage of the law, PSE will file depreciation studies in future rate proceedings in a manner that conforms with the law. PSE filed a depreciation study with the Washington Commission as part of its GRC filing on February 15, 2024 which includes a request to shorten the depreciable lives of its gas assets by roughly ten years in most cases which is intended to start the process to shorten lives to 2050 over time using a gradual approach. For additional information on PSE's GRC filings, see Note 7, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
On March 29, 2024, senate bill 5950 approved Washington State's operating budget, which included $150.0 million for public and private utilities to provide one-time bill rebates for low-and moderate-income residential electric customers. PSE expects to receive a share of the Washington total and will provide as rebates to low-and moderate-income electric customers.

Electric Rates
The following table sets forth electric rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates. For further information on descriptions of the rate adjustments, see Business, "Regulation and Rates" included in Item 1 or on prior filings, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7, respectively, of the Company's Form 10-K for the period ended December 31, 2023.

Electric	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Bill discount rate rider	129D	230692	October 1, 2023	0.5%	$11.9
Clean energy implementation	141CEI	230591	September 1, 2023	0.9	31.4
Colstrip adjustment rider	141COL	230808	January 1, 2024	0.03	0.9
		220066	January 11, 2023	2.2	50.3
Conservation service rider	120	240138	May 1, 2024	0.7	20.7
		230139	May 1, 2023	(0.2)	(6.3)
		220137	May 1, 2022	1.0	21.6
Revenue Decoupling Adjustment Mechanism	142	240221	May 1, 2024	(0.3)	(9.5)
		230206	May 1, 2023[1]	(1.5)	(37.6)
		220227	May 1, 2022[1,2]	(1.0)	(23.5)
Energy charge credit recovery	141A	230825	January 1, 2024	(0.1)	(2.0)
		220066	January 11, 2023	1.5	35.3
Federal incentive tracker	95A	220794	January 1, 2023[3]	1.3	1.0
		210821	January 1, 2022	0.1	(28.2)
Low income program	129	240194	May 1, 2024	2.7	29.2
		230694	October 1, 2023	(1.0)	(25.9)
		220656	October 1, 2022	1.1	25.8
Power adjustment clause - Schedule 95	Supplemental	230318	December 1, 2023[4]	1.0	27.4
	2024 variable power cost update	230805	January 1, 2024	6.1	160.9
	2020 PCORC[5]	200980	October 1, 2021	3.3	70.9
Property tax tracker	140	240200	May 1, 2024	(0.7)	(18.7)
		230219	May 1, 2023	(0.2)	(4.4)
		220234	May 1, 2022	(0.3)	(5.8)
Rates not subject to refund	141N	230320	January 1, 2024	(3.1)	(76.2)
		220066	January 11, 2023	7.9	182.5
Rates subject to refund	141R	230320	January 1, 2024	4.2	105.6
		220066	January 11, 2023	4.0	91.7
Residential and exchange benefit[6]	194	230792	November 1, 2023	(0.4)	(9.9)
Transportation electrification plan	141TEP	240067	March 1, 2024	0.04	1.2
		230040	March 1, 2023	0.2	6.0
Voluntary long term renewable energy charge and credit	139	220066	January 1, 2024	—	(0.02)
			January 11, 2023	(0.2)	(4.7)
________________________
1.For rates effective May 1, 2023 and May 1, 2022, there were no excess earnings that impacted the approved revenue change.
2.For the rates effective May 1, 2022, there was $8.0 million of excess deferred revenues for delivery and fixed power costs which could not be set in rates until May 1, 2023 due to the 3% rate cap.
3.The 2022 rate period represented the final year of the ten-year period used to pass back the Treasury Grants included in Schedule 95A (Federal Incentive Tracker). The overall rate now represents a surcharge as amounts from the 2022 filing are expected to be over-distributed.
4.The Schedule 95 Supplemental PCA mechanism rates from the prior year that recovers the 2022 imbalance (effective December 1, 2023).
5.Schedule 95 update through PCORC filing. Per the 2022 GRC Final Order in Docket No. UE-220066, PCORC rates were set to zero as of January 11, 2023.
6.Total credit to be passed back to eligible customers is $88.1 million for 2023.

Natural Gas Rates
The following table sets forth natural gas rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE's revenue based on the effective dates. For further information on descriptions of the rate adjustments, see Business, "Regulation and Rates" included in Item 1 or on prior filings, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7, respectively, of the Company's Form 10-K for the period ended December 31, 2023.

Natural gas	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Bill discount rate rider	129D	230693	October 1, 2023	1.1%	$13.1
CCA - greenhouse gas emissions cap & invest	111	230968	January 1, 2024	3.0	29.1
		230756	November 1, 2023	2.1	27.2
		230470	October 1, 2023[1]	3.2	16.8
Conservation service rider	120	240139	May 1, 2024	0.7	6.8
		230140	May 1, 2023	0.4	4.7
		220138	May 1, 2022	0.3	3.2
Cost recovery mechanism for pipeline replacement	149	220067	January 7, 2023	(2.0)	(22.6)
		220590	November 1, 2022	0.4	4.6
Revenue Decoupling Adjustment Mechanism	142	240222	May 1, 2024	2.7	28.0
		230207	May 1, 2023[2]	(1.3)	(16.4)
		220228	May 1, 2022[2]	(0.7)	(7.4)
Distribution pipeline provisional recovery	141D	220067	January 1, 2024	(0.01)	(0.1)
			January 7, 2023	0.3	3.0
Low income program	129	240195	May 1, 2024	4.6	10.2
		230695	October 1, 2023	0.2	1.9
		220657	October 1, 2022	(0.04)	(0.4)
Property tax tracker	140	240201	May 1, 2024	(0.5)	(5.6)
		230220	May 1, 2023	(0.02)	(0.2)
		220235	May 1, 2022	0.02	0.2
Purchased gas adjustment	101, 106	230769	November 1, 2023	(24.2)	(309.4)
		220715	November 1, 2022	14.9	155.3
Rates not subject to refund	141N	230889	January 1, 2024	(2.3)	(27.6)
		220067	January 7, 2023	(0.1)	(1.6)
Rates subject to refund	141R	230889	January 1, 2024	4.0	47.2
		230323	November 1, 2023	(0.1)	(1.4)
		220067	January 7, 2023	4.1	45.5
__________________________
1.Per UG-230470, the tariff was effective October 1, 2023 until December 31, 2023 and would recover costs and pass back credits from August 1, 2023 to December 31, 2023.
2.For rates effective May 1, 2023 and May 1, 2022, there were no excess earnings that impacted the approved revenue change.

Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any debt outstanding whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to refinance existing or issue new long-term debt or obtain access to new or renew existing credit facilities, could increase the cost of issuing long-term debt and maintaining credit facilities, and could impact the Company's ability to pay dividends. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or generating capacity acquisitions, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs.

Regulatory Compliance Costs and Expenditures
PSE's operations are subject to extensive federal, state and local laws and regulations. These laws and regulations cover electric system reliability, natural gas pipeline system safety and energy market transparency, among other areas. Environmental laws and regulations related to air and water quality, climate change and endangered species protection, waste handling and disposal (including generation by-products such as coal ash), remediation of contaminated sites and the environmental impacts of siting new facilities also impact the Company's operations. PSE must spend significant resources to fulfill requirements set by regulatory agencies, many of which have greatly expanded mandates on measures including resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement and fees.
In 2021, the Washington Legislature adopted the CCA, which establishes a GHG emissions cap-and-invest program that requires covered entities to purchase allowances to cover their GHG emissions with a cap on available allowances beginning on January 1, 2023 that declines annually through 2050. The WDOE published final regulations to implement the program on September 29, 2022, effective October 30, 2022. The WDOE also indicated that it will have subsequent rulemakings building off initial rulemaking while program implementation is underway and progress with Washington carbon goals are evaluated.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three months ended March 31, 2024 and March 31, 2023.

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
The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31,
	2024	2023
Operating income (loss)	$221,429	$80,976
Electric operating revenue	988,516	1,010,160
Purchased electricity	(385,765)	(339,816)
Electric generation fuel	(117,557)	(150,254)
Residential exchange	26,298	23,531
Electric margin (non-GAAP)	$511,492	$543,621
Natural gas operating revenue	557,820	517,258
Purchased natural gas	(271,353)	(235,482)
Natural gas margin (non-GAAP)	$286,467	$281,776
Other operating revenue	101	9,233
Unrealized gain (loss) on derivative instruments, net	(15,665)	(192,123)
Utility operation and maintenance	(203,117)	(194,991)
Non-utility expense and other	(3,147)	(8,014)
Depreciation and amortization	(228,024)	(225,262)
Taxes other than income taxes	(126,678)	(133,264)
Operating income (loss)	$221,429	$80,976

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended March 31, 2024 and 2023:

Electric Margin
Three Months Ended
2024 to 2023 comparison
$ (Millions)
650
600
550
500
450
$543.6
$59.0
$(31.0)
$4.0
$9.5
$(63.2)
$(45.9)
$32.7
$2.8
$511.5
2023 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2024 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended March 31, 2024 Compared to 2023
Electric Operating Revenue
Electric operating revenues decreased $21.6 million from the prior year primarily due to a decrease in transportation and other revenue of $63.2 million and a decrease in sales to other utilities of $31.0 million partially offset by an increase in electric retail sales of $59.0 million, an increase in other decoupling revenue of $9.5 million and an increase in decoupling revenue of $4.0 million. These items are discussed in detail below.
•Electric retail sales increased $59.0 million due to an increase of $63.4 million in rates compared to the prior year and partially offset by $4.4 million from a decrease in retail electricity usage of 0.5%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 variable power cost update effective January 1, 2024 and rate increases from the 2022 GRC. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2023 for electric rate changes. The decrease in retail usage was primarily due to a decrease in residential and industrial usage of 0.6% and 4.7%, respectively. The slight decrease in customer usage was partially driven by a 4.6% decrease in heating degree days in the three months ended March 31, 2024 as compared to 2023.
•Sales to other utilities decreased $31.0 million primarily due to a 35.8% decrease in the average price of electric wholesale sales. Lower wholesale power prices in February and March were primarily the result of lower wholesale market natural gas prices. The effect of lower power prices was partially offset by a 22.3% increase in wholesale sales volume due to increased volume from PSE natural gas-fired generation, which increased 21.1% in 2024 compared to 2023. Lower natural gas fuel prices made natural gas-fired generation more economic to dispatch in 2024 compared to 2023.
•Decoupling revenue increased $4.0 million driven by a $3.9 million increase in fixed production cost deferral revenues. This was driven primarily by lower usage in the three months ended March 31, 2024 compared to 2023. This resulted in actual electric revenues being higher than allowed decoupling deferral revenues by a lower margin in 2024 compared to 2023.
•Other decoupling revenue increased $9.5 million due to changes in amortization rates. In the three months ended March 31, 2024 more overcollected balances were refunded as compared to 2023.
•Transportation and other revenue decreased $63.2 million primarily due to a $59.1 million decrease in net wholesale non-core natural gas sales. The decrease in wholesale non-core natural gas sales was primarily driven by an increase of $37.8 million in financial hedging costs in 2024 compared to 2023 as natural gas hedges moved to a loss in 2024 as compared to a gain in 2023. Additionally, net wholesale non-core natural gas sales decreased $21.3 million which was primarily driven by a 20.1% decrease in the volume of gas sold at an average price that was 66.4% lower and a 64.8% decrease in the average cost of the sales.

Electric Power Costs
Electric power costs increased $10.5 million primarily due to an increase of $45.9 million of purchased electricity costs; partially offset by a decrease of electric generation fuel costs of $32.7 million and an increase in residential exchange credits of $2.8 million. These items are discussed in detail below:
•Purchased electricity expense increased $45.9 million primarily due to increased wholesale purchase prices, which were 12.9% higher in the three months ended March 31, 2024 compared to 2023. Additionally, wholesale electricity purchase volumes increased slightly by 0.6%. Higher average wholesale purchase prices and purchase volumes were the result of extraordinarily high prices driven by a January 2024 cold weather event with unusually low temperatures and high PSE retail demand.
•Electric generation fuel decreased $32.7 million primarily due to a $31.4 million decrease in natural gas fuel costs resulting from lower wholesale market natural gas prices.
•Residential exchange credits increased by $2.8 million due to a 0.4% change in the amount of credits to be passed back to customers effective November 1, 2023, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report; partially offset by a decrease in residential usage of 0.6% as discussed above in electric retail sales.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended March 31, 2024 and 2023:

Natural Gas Margin
Three Months Ended
2024 to 2023 comparison
$ (Millions)
360
240
120
0
$281.8
$(85.1)
$11.2
$6.4
$108.1
$(35.9)
$286.5
2023 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2024 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended March 31, 2024 Compared to 2023
Natural Gas Operating Revenue
Natural gas operating revenue increased $40.6 million primarily due to increases in transportation and other revenue of $108.1 million, decoupling revenue of $11.2 million and other decoupling revenue of $6.4 million; partially offset by a decrease in retail sales of $85.1 million. These items are discussed in detail below.
•Natural gas retail sales revenue decreased $85.1 million primarily due to a decrease in rates of $57.7 million and a decrease in natural gas load of 6.2%, or $27.4 million. The decrease in rates is due to a decrease in the Company's most recent PGA rates effective November 2023. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes. The decrease in load is primarily driven by decreased usage of 5.9%, 5.8% and 18.5% in residential, commercial and industrial customers, respectively. Customer usage decreased due to a decrease in heating degree days of 4.6% from warmer temperatures in the three months ended March 31, 2024 as compared to 2023.

•Decoupling revenue increased $11.2 million primarily attributable to higher delivery rates and lower usage in the three months ended March 31, 2024 as compared to 2023. This resulted in actual natural gas revenues being lower than allowed natural gas revenues in the three months ended March 31, 2024, whereas in 2023, actual natural gas revenues were higher than allowed revenues.
•Other decoupling revenue increased $6.4 million primarily due to increased refunds of prior year overcollections as compared to 2023.
•Transportation and other revenue increased $108.1 million primarily due to $107.8 million related to the regulatory offset of CCA auction proceeds passed back to customers, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above; and an increase of $3.8 million related to industrial transportation revenue. The increases were partially offset by a net deferral related to the bill discount rider of $4.4 million.

Natural Gas Energy Costs
•Purchased natural gas expense increased $35.9 million primarily due to an increase of $147.0 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above. The increase was partially offset by a decrease in the PGA rates in November 2023 and a decrease in natural gas usage of 6.2% as stated in the natural gas retail sales section above. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes and details on the PGA.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended March 31, 2024 and 2023:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2024 to 2023 comparison

$ (Millions)
850
800
750
700
650
600
$807.1
$(176.5)
$8.1
$(4.8)
$2.8
$(6.6)
$(3.9)
$6.2
$17.8
$650.2
2023 Expenses (Income)
Unrealized (Gain) Loss on Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2024 Expenses (Income)

Three Months Ended March 31, 2024 Compared to 2023
•Net unrealized (gain) loss on derivative instruments decreased $176.5 million to a net loss of $15.7 million for the three months ended March 31, 2024. The primary driver was the net settlements of electric and natural gas trades previously recorded as $82.7 million and $105.6 million in loss, respectively. This was partially offset as the weighted average forward prices for electric decreased 11.1% resulting in a $28.5 million loss for electric and the weighted average forward price for natural gas increased 4.9% resulting in a $16.7 million gain for natural gas. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging Activities" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $8.1 million primarily due to increases in the following: (i) $5.6 million due to storm related expenses driven by a cold weather event in January 2024, (ii) $2.7 million related to CEIP, transportation electrification and Colstrip trackers, (iii) $1.7 million in materials specific to transmission maintenance, (iv) $1.7 million related to collections and uncollectible accounts expenses, (v) $1.7 million in bill processing and call center expenses, and (vi) $1.2 million in pension related expenses. These increases were partially offset by a $6.8 million decrease in customer service expense driven by decreased low income assistance.
•Non-utility expense and other expense decreased $4.8 million primarily driven by a decrease of $4.2 million in biogas purchase expense due to a decrease in biogas purchased in the three months ended March 31, 2024 compared to 2023.

•Depreciation and amortization expense increased $2.8 million due to: (i) $2.1 million increase in electric distribution depreciation from 2023 primarily driven by $324.4 million in net additions of electric distribution assets, (ii) $1.7 million increase in electric transmission depreciation from 2023 primarily driven by a $301.7 million in net additions of electric transmission assets, and (iii) $1.3 million increase in natural gas distribution depreciation from 2023 primarily driven by $199.7 million in net additions in natural gas distribution assets. These increases were partially offset by a $2.1 million decrease in electric amortization primarily due to a decrease in Get to Zero electric tranche amortization of $1.9 million.
•Taxes other than income taxes decreased $6.6 million primarily due to: (i) $3.2 million decrease in state excise taxes, (ii) $2.4 million decrease in municipal taxes, and (iii) $1.7 million decrease in property taxes.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $3.9 million from net other income of $10.3 million in 2023 to net other income of $14.2 million in 2024, due to an increase of $3.5 million in other income and a decrease of $0.4 million in other expense. The increase in other income was primarily due to a $2.9 million increase in allowance for funds used during construction (AFUDC) due to an increase in eligible CWIP.
•Interest expense increased $6.2 million primarily due to an increase of $5.5 million in interest expense due to the May 2023 PSE bond issuance and an increase of $1.9 million in interest expense due to a higher issuance of commercial paper debt in 2024 compared to 2023.
•Income tax expense increased $17.8 million primarily driven by an increase in pre-tax book income.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended March 31, 2024 and 2023 is as follows:

PE Summary Results of Operation
Three Months Ended
2024 to 2023 comparison

150
100
50
0
-50
$ (Millions)
$(0.03)
$120.4
$3.9
$(0.6)
$(0.9)
$(2.1)
$9.1
$129.9
2023 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2024 Puget Energy Net Income

Three Months Ended March 31, 2024 compared to 2023
Summary Results of Operation
Puget Energy’s net income increased by $129.9 million. This is primarily attributable to an increase in PSE's net income of $120.4 million, a decrease in tax expense of $9.1 million driven by a decrease in pre-tax book income and a decrease in net loss of $3.9 million at Puget LNG.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, during the three months ended March 31, 2024, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $357.0 million through 2026.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements
As of March 31, 2024, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition. The Company does have standby letter of credit arrangements. For more information, see Note 10, "Other" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and improve energy system reliability.  The Company had adjusted capital expenditures, resulting in a decrease of $52.2 million compared to forecasted amounts for the three months ended March 31, 2024. The decrease was primarily due to underruns of (i) strategic project spend driven by timing and project schedule constraints, (ii) electric reliability initiatives driven by project savings, and (iii) IT operations spend driven by timing of project spend. Construction expenditures, excluding equity AFUDC, totaled $375.3 million for the three months ended March 31, 2024. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023	Change
Net income	$147,899	$27,535	$120,364
Non-cash items[1]	232,107	342,478	(110,371)
Changes in cash flow resulting from working capital[2]	8,214	(91,399)	99,613
Regulatory assets and liabilities	8,038	38,162	(30,124)
Purchased gas adjustment	(40,813)	123,594	(164,407)
GHG emission allowances	(37,049)	—	(37,049)
Other non-current assets and liabilities[3]	(18,052)	(16,498)	(1,554)
Net cash provided by operating activities	$300,344	$423,872	$(123,528)
_______________
1 Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, production tax credits (PTCs) and other miscellaneous non-cash items.
2 Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayment, accounts payable and accrued expenses.
3 Other non-current assets and liabilities include funding of pension liability.

Three Months Ended March 31, 2024 compared to 2023
Cash generated from operations for the three months ended March 31, 2024 decreased by $123.5 million including a net income increase of $120.4 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items decreased $110.4 million primarily due to: (i) a $176.5 million change in net unrealized loss on derivative instruments from $192.1 million in 2023 to $15.7 million in 2024, (ii) a $6.6 million decrease due to deferral of energy exchange cost, (iii) equity AFUDC of $3.0 million and (iv) a decrease of $0.4 million in conservation amortization. The decreases were partially offset by: (i) an increase in deferred income taxes of $71.6 million and (ii) an increase in depreciation and amortization of $3.1 million. For further details, see "Other Operating Expenses and Other Income (Deductions)" in this Item 2 of this report.
•Cash flows resulting from changes in working capital increased $99.6 million primarily due to: (i) accounts payable decreased faster in 2023 than compared to 2024, which led to increased cash inflow of $239.3 million and (ii) reduction in prepayment for purchased electricity led to $26.3 million of cash inflow. The increases were partially offset by: (i) cash outflow of $62.3 million due to the timing of accounts receivable collections, as the balance of accounts receivable increased $1.6 million in 2024 compared to a decrease of $60.8 million in 2023, (ii) cash outflow of $56.1 million due to the change in tax payable balance, (iii) cash outflow of $25.8 million related to fuel and natural gas inventory, which decreased $11.6 million in 2024 compared to a $37.4 million decrease during the same period in 2023 due to a continued decrease in natural gas prices, (iv) cash outflow of $15.5 million due to higher balances in materials and supplies and (v) cash outflow of $7.4 million driven by higher incentive payments.
•Cash flows resulting from regulatory assets and liabilities decreased $30.1 million, which was primarily related to higher decoupling deferrals and lower decoupling cash collection in 2024 compared to 2023, which resulted in $25.1 million cash inflow. In addition, a decrease of $7.8 million was due to rate collection for recovery of prior distribution in COVID-19 bill assistance program in 2023.
•Cash flow resulting from purchased gas adjustment decreased $164.4 million, which was mainly driven by an increase in actual natural gas cost and a decrease in allowed PGA recovery in 2024 compared to 2023. Actual natural gas costs led to a $25.4 million increase in 2024 compared to 2023. Meanwhile, the total amount of allowed PGA recovery in 2024 decreased $111.9 million compared to 2023. In addition, there was a $27.1 million refund, including interest, from a counterparty settlement received in January 2023.
•Cash flow resulting from GHG emission allowances decreased $37.0 million which was driven by obtaining Washington emission allowances for GHG emissions associated with the company's electric and natural gas business activities in compliance with the CCA. For further details, see "Other" in this Item 2 of this report.

Puget Energy	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023	Change
Net income	$(17,990)	$(27,566)	$9,576
Non-cash items[1]	1,913	10,169	(8,256)
Changes in cash flow resulting from working capital[2]	4,762	2,029	2,733
Other non-current assets and liabilities[3]	(665)	(879)	214
Net cash provided by operating activities	$(11,980)	$(16,247)	$4,267
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
Three Months Ended March 31, 2024 compared to 2023
Cash generated from operations for the three months ended March 31, 2024, in addition to the changes discussed at PSE above, increased by $4.3 million compared to the same period in 2023, which includes a net income increase of $9.6 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items decreased $8.3 million primarily due to the change in deferred taxes.
•Changes in cash flow resulting from working capital increased $2.7 million primarily due to a $2.3 million increase related to the change in PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, which are eliminated upon consolidation of Puget Energy.

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
As of March 31, 2024, both Puget Energy and PSE have stable outlooks from Moody’s, Fitch, and S&P. Although neither Puget Energy nor PSE have any debt whose maturity would be accelerated upon a ratings downgrade, Management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.

Puget Sound Energy
Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at March 31, 2024, PSE could issue:
•Approximately $1.5 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $2.6 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2024; and
•Approximately $1.1 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.8 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at March 31, 2024.
At March 31, 2024, PSE had approximately $9.3 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At March 31, 2024, approximately $1.8 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the merger order by the Washington Commission, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter period prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.6% at March 31, 2024, and the EBITDA to interest expense ratio was 4.9 to 1.0 for the twelve months ended March 31, 2024.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At March 31, 2024, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

For more information on PSE's credit facilities, long term debt, demand promissory note, and shelf registrations see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Puget Energy
Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.7 to 1.0 for the twelve months ended March 31, 2024.
At March 31, 2024, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
For further information on Puget Energy's credit facilities, shelf registrations, and long-term debt, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Washington Clean Energy Transformation Act
In May 2019, Washington passed the CETA, which supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The CETA requires all electric utilities to eliminate coal-fired generation from their electric supply to customers by December 31, 2025; requires all electric utilities to be carbon-neutral by January 1, 2030 through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. CEIPs are required every four years from each investor-owned utility (IOU). The plan must propose interim targets for meeting the 2045 standard between 2030 and 2045 and describe an actionable plan that the IOU intends to pursue to meet the standard. The Washington Commission may approve, reject or recommend alterations to an IOU’s plan. The Company intends to seek recovery of any costs associated with CETA through the regulatory process. On December 17, 2021, PSE filed its final CEIP, which proposed a plan for the implementation of CETA for 2022-2025 and associated project costs. On June 6, 2023, the Washington Commission approved PSE’s CEIP, subject to conditions. On November 2, 2023, PSE filed a Biennial CEIP Update with the Washington Commission.

Washington Climate Commitment Act
In 2021, Washington adopted the CCA, which establishes a GHG emissions cap-and-invest program that requires covered entities, including electric and gas utilities, to purchase allowances to cover their GHG emissions with a cap on available allowances beginning on January 1, 2023 that declines annually through 2050. The WDOE published final regulations on September 29, 2022, effective October 30, 2022. Allowances can be obtained through quarterly auctions, or bought and sold on a secondary market.
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

Integrated Resource Plans, Resource Acquisition and Development
For further information, see Part I, Item I “Integrated Resource Plans, Resource Acquisition and Development” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Environmental Remediation
The Company is subject to federal and state requirements for protection of the environment, including those for the discharge of hazardous materials and remediation of contaminated sites. A potentially responsible party has joint and several liability under existing U.S. environmental laws. In instances where we have been designated a potentially responsible party by the Environmental Protection Agency or state environmental agency, we are potentially liable for the cost of remediating contamination at current work sites and former work sites. Such sites include former manufactured gas plants operated by PSE predecessors, such as Gas Works Park on the shore of Lake Union in Seattle, and contaminated facilities with other connections to PSE predecessors, such as the location of a long-defunct creosote manufacturer which had purchased waste products from PSE predecessors (e.g. Quendall Terminals site on Lake Washington in Renton, Washington). In each case, PSE assesses, based on in-depth studies, expert analyses and legal reviews, our environmental remediation obligations related to the contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties and/or insurance carriers. PSE develops a range of reasonably estimable costs that includes a low and high end of a range for all remediation sites for which we have sufficient information. There are some potential remediation obligations where the costs of remediation cannot be reasonably estimated. Liabilities are recorded based on the best estimate or the low end of a range of reasonably possible costs expected to be incurred to remediate sites. It’s possible that costs are incurred in excess of the recorded amounts because of changes in laws and/or regulations, the solvency of other liable parties, higher than expected costs and/or the discovery of new or additional contamination. The Company believes a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties and/or from customers under a Washington Commission order.
For additional information see Item 8, Note 4, "Regulation and Rates" to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of adverse changes in commodity prices, counterparty credit risk, as well as interest rate risk. PSE actively manages market risk and maintains risk policies and procedures designed to discourage unauthorized risk-taking, reduce commodity price volatility, and manage the various risks inherent to the energy portfolio. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Counterparty Credit Risk
PSE is exposed to credit risk primarily through buying and selling electricity and natural gas to serve customers. Credit risk is the potential loss resulting from a counterparty's non-performance under an agreement. PSE manages credit risk with policies and procedures for counterparty analysis and measurement, monitoring and mitigation of exposure. Additionally, PSE has entered into commodity master arrangements (i.e., WSPP, ISDA or NAESB) with its counterparties to mitigate credit exposure.
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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION
Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of March 31, 2024.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For further details, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
SEC regulations require the Company to disclose certain information about proceedings arising under federal, state or local environmental provisions if the Company reasonably believes that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations and given the size of the Company's operations, the Company elected a threshold of $1.0 million for purposes of determining whether disclosure of any such proceedings is required. As of the date of this filing, we are not aware of any matters that exceed this threshold and meet the definition for disclosure.

Item 1A.     Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Although the Company has not been materially affected, the following represents an ongoing risk that the Company continues to monitor.

The changing resource composition of the region and within PSE’s generation portfolio may be insufficient to meet customers’ energy demands. Growing variance in actual and forecasted load or generation could impact the cost of balancing generation resources and may inhibit the Company’s ability to meet retail load obligations or make PSE more reliant on wholesale markets which could have a significant impact on energy costs. Furthermore, as climate change results in more frequent extreme weather conditions and seasonal fluctuations become more pronounced, the variability of load and generation increase. As the Company and other utilities in the region continue to add solar- and wind-powered generation capacity, each of which is a climate-dependent resource, the Company’s ability to reliably and cost effectively serve retail loads may become more challenging, adversely impacting the Company’s financial condition, customer satisfaction, and reputation.

Item 5.         Other Information

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

22.1*	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2024 filed on May 1, 2024 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stacy Smith
Stacy Smith Controller & Principal Accounting Officer
Date:	May 1, 2024