Form 10-Q
period 2024-06-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2024-08-02
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
●
Deteriorating values of the equity, fixed income and other markets which could significantly impact the value of investments of PSE's retirement plan, post-retirement medical benefit plan trusts and the funding of obligations thereunder; and

●
Recent laws enacted, amended or proposed in Washington and other municipalities in PSE's service territory, may impact PSE’s operations by, among others: changing system planning; changing existing statutory targets; instituting electrification requirements; or establishing Washington Commission requirements.

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenue:
Electric	$709,829	$680,639	$1,698,345	$1,690,799
Natural gas	276,935	270,140	834,359	787,398
Other	7,204	12,849	15,681	26,618
Total operating revenue	993,968	963,628	2,548,385	2,504,815
Operating expenses:
Energy costs:
Purchased electricity	255,849	227,539	641,614	567,355
Electric generation fuel	45,431	64,147	162,988	214,401
Residential exchange	(17,855)	(16,181)	(44,153)	(39,712)
Purchased natural gas	133,180	114,917	404,533	350,399
Unrealized (gain) loss on derivative instruments, net	7,068	30,802	22,733	222,925
Utility operations and maintenance	192,665	174,497	395,782	369,488
Non-utility expense and other	11,497	13,858	22,440	29,904
Depreciation & amortization	195,466	187,491	387,342	376,208
Conservation amortization	29,657	26,259	67,489	64,478
Taxes other than income taxes	89,046	92,150	215,357	225,840
Total operating expenses	942,004	915,479	2,276,125	2,381,286
Operating income (loss)	51,964	48,149	272,260	123,529
Other income (expense):
Other income	24,953	17,294	41,934	30,992
Other expense	(8,042)	(3,427)	(10,145)	(5,904)
Interest charges:
AFUDC	8,981	5,874	18,068	11,482
Interest expense	(106,836)	(93,391)	(209,284)	(183,433)
Income (loss) before income taxes	(28,980)	(25,501)	112,833	(23,334)
Income tax (benefit) expense	96	11,409	12,000	13,607
Net income (loss)	$(29,076)	$(36,910)	$100,833	$(36,941)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(29,076)	$(36,910)	$100,833	$(36,941)
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(147), $(1,883), $1,547 and $(2,059), respectively	(553)	(7,085)	(2,952)	(7,743)
Other comprehensive income (loss)	(553)	(7,085)	(2,952)	(7,743)
Comprehensive income (loss)	$(29,629)	$(43,995)	$97,881	$(44,684)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2024	December 31, 2023
Utility plant (at original cost, including construction work in progress of $1,478,289 and $1,156,265 respectively):
Electric plant	$11,812,371	$11,304,995
Natural gas plant	5,046,459	4,928,725
Common plant	1,042,077	1,003,519
Less: Accumulated depreciation and amortization	(4,876,733)	(4,643,833)
Net utility plant	13,024,174	12,593,406
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	310,665	312,353
Total other property and investments	1,967,178	1,968,866
Current assets:
Cash and cash equivalents	637,824	148,548
Restricted cash	52,320	66,027
Accounts receivable, net of allowance for doubtful accounts of $39,585 and $38,211, respectively	456,000	546,701
Unbilled revenue	191,304	243,342
Materials and supplies, at average cost	191,226	173,445
Fuel and natural gas inventory, at average cost	87,058	87,510
Unrealized gain on derivative instruments	59,576	74,225
GHG emission allowances	61,502	937
Prepaid expense and other	45,112	75,342
Power contract acquisition adjustment gain	11,758	16,358
Total current assets	1,793,680	1,432,435
Other long-term and regulatory assets:
Power cost adjustment mechanism	90,415	48,427
Regulatory assets related to power contracts	5,369	6,266
Other regulatory assets	981,483	1,163,551
Unrealized gain on derivative instruments	29,052	35,324
Power contract acquisition adjustment gain	27,797	30,566
Operating lease right-of-use asset	188,326	194,321
Other	250,526	259,291
Total other long-term and regulatory assets	1,572,968	1,737,746
Total assets	$18,358,000	$17,732,453

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2024	December 31, 2023
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,816,332	3,523,532
Retained earnings	1,379,203	1,419,311
Accumulated other comprehensive income (loss), net of tax	14,587	17,539
Total common shareholder’s equity	5,210,122	4,960,382
Long-term debt:
First mortgage bonds and senior notes	5,862,000	5,062,000
Pollution control bonds	161,860	161,860
Long-term debt	1,600,000	2,000,000
Debt discount issuance costs and other	(188,430)	(187,218)
Total long-term debt	7,435,430	7,036,642
Total capitalization	12,645,552	11,997,024
Current liabilities:
Accounts payable	354,755	455,942
Short-term debt	354,800	598,100
Current maturities of long-term debt	400,000	—
Accrued expenses:
Taxes	88,821	102,627
Salaries and wages	49,499	68,726
Interest	66,676	63,829
Unrealized loss on derivative instruments	154,301	185,788
Power contract acquisition adjustment loss	1,177	1,487
Operating lease liabilities	21,965	21,629
Compliance obligation	61,502	937
Other	62,085	67,653
Total current liabilities	1,615,581	1,566,718
Other long-term and regulatory liabilities:
Deferred income taxes	954,796	950,229
Unrealized loss on derivative instruments	27,311	38,049
Purchased gas adjustment liability	81,361	132,082
Regulatory liabilities	1,056,520	1,022,457
Regulatory liability for deferred income taxes	746,669	760,961
Regulatory liabilities related to power contracts	39,555	46,924
Power contract acquisition adjustment loss	4,192	4,779
Operating lease liabilities	174,003	180,754
Finance lease liabilities	98,820	99,512
Compliance obligation	121,091	168,879
Other deferred credits	792,549	764,085
Total long-term and regulatory liabilities	4,096,867	4,168,711
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$18,358,000	$17,732,453

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2022	200	$—	$3,523,532	$1,465,331	$(24,774)	$4,964,089
Net income (loss)	—	—	—	(31)	—	(31)
Common stock dividend paid	—	—	—	(28,133)	—	(28,133)
Other comprehensive income (loss)	—	—	—	—	(658)	(658)
Balance at March 31, 2023	200	$—	$3,523,532	$1,437,167	$(25,432)	$4,935,267
Net income (loss)	—	—	—	(36,910)	—	(36,910)
Common stock dividend paid	—	—	—	(14,292)	—	(14,292)
Other comprehensive income (loss)	—	—	—	—	(7,085)	(7,085)
Balance at June 30, 2023	200	$—	$3,523,532	$1,385,965	$(32,517)	$4,876,980
Balance at December 31, 2023	200	$—	$3,523,532	$1,419,311	$17,539	$4,960,382
Net income (loss)	—	—	—	129,909	—	129,909
Common stock dividend paid	—	—	—	(84,050)	—	(84,050)
Other comprehensive income (loss)	—	—	—	—	(2,399)	(2,399)
Balance at March 31, 2024	200	$—	$3,523,532	$1,465,170	$15,140	$5,003,842
Net income (loss)	—	—	—	(29,076)	—	(29,076)
Common stock dividend paid	—	—	—	(56,891)	—	(56,891)
Capital contribution	—	—	292,800	—	—	292,800
Other comprehensive income (loss)	—	—	—	—	(553)	(553)
Balance at June 30, 2024	200	$—	$3,816,332	$1,379,203	$14,587	$5,210,122

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net Income (loss)	$100,833	$(36,941)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	387,342	376,208
Conservation amortization	67,489	64,478
Deferred income taxes and tax credits, net	(11,272)	(64,939)
Net unrealized (gain) loss on derivative instruments	22,733	222,925
AFUDC - equity	(24,222)	(17,270)
Other non-cash	20,184	10,479
Regulatory assets and liabilities	8,593	19,201
Purchased gas adjustment	(50,722)	159,676
GHG emission allowances	(60,565)	(60,231)
Other long term assets and liabilities	(3,397)	(8,421)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	142,739	337,513
Materials and supplies	(17,781)	(9,096)
Fuel and natural gas inventory	452	10,226
Prepayments and other	30,230	(13,729)
Accounts payable	(97,365)	(368,458)
Taxes payable	(13,806)	15,518
Other	(23,530)	(18,541)
Net cash provided by (used in) operating activities	477,935	618,598
Investing activities:
Construction expenditures - excluding equity AFUDC	(716,983)	(536,778)
Other	344	14,038
Net cash provided by (used in) investing activities	(716,639)	(522,740)
Financing activities:
Change in short-term debt, net	(243,300)	(339,800)
Dividends paid	(140,941)	(42,425)
Investment from Parent	292,800	—
Proceeds from long-term debt and bonds issued	793,892	396,488
Other	11,822	10,742
Net cash provided by (used in) financing activities	714,273	25,005
Net increase (decrease) in cash, cash equivalents, and restricted cash	475,569	120,863
Cash, cash equivalents, and restricted cash at beginning of period	214,575	168,785
Cash, cash equivalents, and restricted cash at end of period	$690,144	$289,648
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$180,182	$155,933
Cash payments (refunds) for income taxes	25,924	39,392
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$90,809	$69,685

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenue:
Electric	$709,829	$680,639	$1,698,345	$1,690,799
Natural gas	277,524	270,140	835,344	787,398
Other	81	6,105	182	15,338
Total operating revenue	987,434	956,884	2,533,871	2,493,535
Operating expenses:
Energy costs:
Purchased electricity	255,849	227,539	641,614	567,355
Electric generation fuel	45,431	64,147	162,988	214,401
Residential exchange	(17,855)	(16,181)	(44,153)	(39,712)
Purchased natural gas	133,180	114,917	404,533	350,399
Unrealized (gain) loss on derivative instruments, net	7,068	30,802	22,733	222,925
Utility operations and maintenance	192,665	174,497	395,782	369,488
Non-utility expense and other	7,046	6,720	10,193	14,734
Depreciation & amortization	193,814	185,815	384,006	372,858
Conservation amortization	29,657	26,259	67,489	64,478
Taxes other than income taxes	90,027	90,632	216,705	223,896
Total operating expenses	936,882	905,147	2,261,890	2,360,822
Operating income (loss)	50,552	51,737	271,981	132,713
Other income (expense):
Other income	24,105	16,349	40,422	29,169
Other expense	(8,042)	(3,427)	(10,145)	(5,904)
Interest charges:
AFUDC	8,981	5,874	18,068	11,482
Interest expense	(76,768)	(69,928)	(153,381)	(136,911)
Income (loss) before income taxes	(1,172)	605	166,945	30,549
Income tax (benefit) expense	2,112	(860)	22,330	1,549
Net income (loss)	$(3,284)	$1,465	$144,615	$29,000

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(3,284)	$1,465	$144,615	$29,000
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(7), $(1,803), $1,825 and $(1,793), respectively.	(35)	(6,785)	(1,906)	(6,749)
Amortization of treasury interest rate swaps to earnings, net of tax of $26, $26, $51 and $52, respectively.	96	95	193	192
Other comprehensive income (loss)	61	(6,690)	(1,713)	(6,557)
Comprehensive income (loss)	$(3,223)	$(5,225)	$142,902	$22,443

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2024	December 31, 2023
Utility plant (at original cost, including construction work in progress of $1,478,289 and $1,156,265, respectively):
Electric plant	$13,538,936	$13,043,559
Natural gas plant	5,596,241	5,480,496
Common plant	1,062,823	1,024,319
Less: Accumulated depreciation and amortization	(7,173,826)	(6,954,968)
Net utility plant	13,024,174	12,593,406
Other property and investments:
Other property and investments	71,002	69,808
Total other property and investments	71,002	69,808
Current assets:
Cash and cash equivalents	635,972	144,825
Restricted cash	52,320	66,027
Accounts receivable, net of allowance for doubtful accounts of $39,585 and $38,211, respectively	455,491	546,463
Unbilled revenue	191,304	243,342
Materials and supplies, at average cost	191,226	173,445
Fuel and natural gas inventory, at average cost	85,696	85,726
Unrealized gain on derivative instruments	59,576	74,225
GHG emission allowances	61,502	937
Prepaid expense and other	45,001	75,323
Total current assets	1,778,088	1,410,313
Other long-term and regulatory assets:
Power cost adjustment mechanism	90,415	48,427
Other regulatory assets	981,483	1,163,551
Unrealized gain on derivative instruments	29,052	35,324
Operating lease right-of-use asset	188,326	194,321
Other	248,200	256,617
Total other long-term and regulatory assets	1,537,476	1,698,240
Total assets	$16,410,740	$15,771,767

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2024	December 31, 2023
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,927,905	3,635,105
Retained earnings	1,548,494	1,473,218
Accumulated other comprehensive income (loss), net of tax	(60,107)	(58,394)
Total common shareholder’s equity	5,417,151	5,050,788
Long-term debt:
First mortgage bonds and senior notes	5,862,000	5,062,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(46,175)	(39,813)
Total long-term debt	5,977,685	5,184,047
Total capitalization	11,394,836	10,234,835
Current liabilities:
Accounts payable	354,756	457,965
Short-term debt	—	336,600
Accrued expenses:
Taxes	89,327	102,775
Salaries and wages	49,499	68,726
Interest	56,465	53,834
Unrealized loss on derivative instruments	154,301	185,788
Operating lease liabilities	21,965	21,629
Compliance obligation	61,502	937
Other	62,085	67,653
Total current liabilities	849,900	1,295,907
Other long-term and regulatory liabilities:
Deferred income taxes	1,072,364	1,078,847
Unrealized loss on derivative instruments	27,311	38,049
Purchased gas adjustment liability	81,361	132,082
Regulatory liabilities	1,055,256	1,021,193
Regulatory liabilities for deferred income tax	747,321	761,621
Operating lease liabilities	174,003	180,754
Finance lease liabilities	98,820	99,512
Compliance obligation	121,091	168,879
Other deferred credits	788,477	760,088
Total long-term and regulatory liabilities	4,166,004	4,241,025
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$16,410,740	$15,771,767

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2022	85,903,791	$859	$3,535,105	$1,438,163	$(103,044)	$4,871,083
Net income (loss)	—	—	—	27,535	—	27,535
Common stock dividend paid	—	—	—	(28,002)	—	(28,002)
Other comprehensive income (loss)	—	—	—	—	133	133
Balance at March 31, 2023	85,903,791	$859	$3,535,105	$1,437,696	$(102,911)	$4,870,749
Net income (loss)	—	—	—	1,465	—	1,465
Common stock dividend paid	—	—	—	(22,000)	—	(22,000)
Other comprehensive income (loss)	—	—	—	—	(6,690)	(6,690)
Balance at June 30, 2023	85,903,791	$859	$3,535,105	$1,417,161	$(109,601)	$4,843,524
Balance at December 31, 2023	85,903,791	$859	$3,635,105	$1,473,218	$(58,394)	$5,050,788
Net income (loss)	—	—	—	147,899	—	147,899
Common stock dividend paid	—	—	—	(54,999)	—	(54,999)
Other comprehensive income (loss)	—	—	—	—	(1,774)	(1,774)
Balance at March 31, 2024	85,903,791	$859	$3,635,105	$1,566,118	$(60,168)	$5,141,914
Net income (loss)	—	—	—	(3,284)	—	(3,284)
Common stock dividend paid	—	—	—	(14,340)	—	(14,340)
Capital contribution	—	—	292,800	—	—	292,800
Other comprehensive income (loss)	—	—	—	—	61	61
Balance at June 30, 2024	85,903,791	$859	$3,927,905	$1,548,494	$(60,107)	$5,417,151

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net Income (loss)	$144,615	$29,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	384,006	372,858
Conservation amortization	67,489	64,478
Deferred income taxes and tax credits, net	(22,660)	(101,759)
Net unrealized (gain) loss on derivative instruments	22,733	222,925
AFUDC - equity	(24,222)	(17,270)
Other non-cash	14,932	5,227
Regulatory assets and liabilities	8,593	19,201
Purchased gas adjustment	(50,722)	159,676
GHG emission allowances	(60,565)	(60,231)
Other long term assets and liabilities	(2,066)	(7,163)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	143,010	335,986
Materials and supplies	(17,781)	(9,096)
Fuel and natural gas inventory	30	9,330
Prepayments and other	30,322	(13,597)
Accounts payable	(99,387)	(367,024)
Taxes payable	(13,448)	17,680
Other	(23,746)	(18,507)
Net cash provided by (used in) operating activities	501,133	641,714
Investing activities:
Construction expenditures - excluding equity AFUDC	(716,606)	(536,654)
Other	344	14,038
Net cash provided by (used in) investing activities	(716,262)	(522,616)
Financing activities:
Change in short-term debt, net	(336,600)	(357,000)
Dividends paid	(69,339)	(50,002)
Investment from Parent	292,800	—
Proceeds from long-term debt and bonds issued	793,892	396,488
Other	11,816	10,753
Net cash provided by (used in) financing activities	692,569	239
Net increase (decrease) in cash, cash equivalents, and restricted cash	477,440	119,337
Cash, cash equivalents, and restricted cash at beginning of period	210,852	165,885
Cash, cash equivalents, and restricted cash at end of period	$688,292	$285,222
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$129,747	$119,815
Cash payments (refunds) for income taxes	47,283	61,995
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$90,809	$69,685

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
The following table presents the activity in the allowance for credit losses for accounts receivable for the six months ended June 30, 2024 and 2023:

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2024	2023
Allowance for credit losses:
Beginning balance	$38,211	$41,962
Provision for credit loss expense	23,690	17,334
Receivables charged-off	(22,316)	(16,630)
Total ending allowance balance[1]	$39,585	$42,666
_____________
1 $21.4 million and $12.2 million of provision related to balances of deferred costs specific to COVID-19 as of June 30, 2024 and 2023, respectively.

Tacoma LNG Facility
In February 2022, the Tacoma LNG facility at the Port of Tacoma completed commissioning and commenced commercial operations. In December 2019, the Puget Sound Clean Air Agency (PSCAA) issued the air quality permit for the facility, and the Pollution Hearings Control Board of Washington State upheld the approval following extended litigation. The Tacoma LNG facility provides peak-shaving services to PSE’s natural gas customers, and provides LNG as fuel to transportation customers, particularly in the marine market at a lower cost due to the facility's scale. The State of Washington Division II Court of Appeals upheld the permit issuance and in February 2024 denied the Puyallup Tribe of Indians' motion to reconsider. On March 22, 2024, a coalition of environmental organizations led by Advocates for a Cleaner Tacoma, petitioned the Washington Supreme Court to review portions of the Court of Appeals' decision and on March 25, 2024, the Puyallup Tribe of Indians also petitioned the Washington Supreme Court for review. On July 10, 2024, the court denied both parties' petition to review.
Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $237.7 million and $240.5 million of non-utility plant operating cost is reported in the Puget Energy "Other property and investments" line item as of June 30, 2024 and December 31, 2023, respectively. Additionally, $11.3 million and $14.1 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the six months ended June 30, 2024, and June 30, 2023, respectively. Further, $232.0 million and $235.6 million of natural gas plant related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of June 30, 2024 and December 31, 2023, respectively, as PSE is a regulated entity.

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
Purchased energy of $48.3 million and $47.9 million were recognized in purchased electricity on the Company's consolidated statements of income for the six months ended June 30, 2024 and June 30, 2023, respectively. Additionally, $9.7 million and $14.6 million were included in accounts payable on the Company's balance sheet as of June 30, 2024 and December 31, 2023, respectively.
For further information on the Company's accounting policies, see Part II, Item 8, Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". ASU 2022-06 postpones the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. As of June 30, 2024, the Company is not aware of any current agreements that reference LIBOR and thus, has not utilized any practical expedients. The Company continues to monitor whether any new agreements are entered into which reference LIBOR and if the expedients would be utilized through the allowed period of December 31, 2024.

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

Climate Related Disclosures
In March 2024, the Securities and Exchange Commission (SEC) issued Final Rule S7-10-22, "The Enhancement and Standardization of Climate-Related Disclosures for Investors". Final Rule S7-10-22 will require disclosure for material climate-related risks; activities to adapt or mitigate climate-related risks; information regarding the roles of management and the board of directors in managing climate-related risks and information on climate-related targets or goals that are material to the business. Additionally, the final rules require disclosure of Scope 1 and/or Scope 2 GHG emissions on a phased-in basis by certain larger registrants with material emissions. PSE is a non-accelerated filer and Final Rule S7-10-22 does not require non-accelerated filers to disclose GHG emissions. The final rule was set to become effective May 28, 2024, however the SEC decided to stay implementation pending resolution of appeals. As currently drafted, Final Rule S7-10-22 will be effective for the Company in fiscal year 2027. The final rule impacts disclosures only, and thus is not expected to have a material impact on the Company's results of operations, cash flows, or consolidated balance sheets; however, the Company continues to assess the impacts of the final rule and the cost of compliance.

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months ended June 30, 2024 and June 30, 2023:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30, 2024
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$351,048	$150,708	$—	$501,756
Commercial	265,504	74,567	—	340,071
Industrial	32,074	5,699	—	37,773
Other	5,172	—	—	5,172
Wholesale	37,594	—	—	37,594
Transmission and transportation	8,284	6,372	—	14,656
Miscellaneous[2]	7,919	55,742	7,204	70,865
Total revenue from contracts with customers	$707,595	$293,088	$7,204	$1,007,887
Total other revenue[3]	2,234	(16,153)	—	(13,919)
Total operating revenue	$709,829	$276,935	$7,204	$993,968
_____________
1 Other includes $7.1 million of Puget LNG revenues recorded at Puget Energy.
2 Miscellaneous natural gas revenue includes $57.0 million for the regulatory offset of CCA auction proceeds passed back to customers.
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

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Six Months Ended June 30, 2024
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$860,470	$444,005	$—	$1,304,475
Commercial	576,089	200,454	—	776,543
Industrial	66,116	14,867	—	80,983
Other	11,790	—	—	11,790
Wholesale	155,111	—	—	155,111
Transmission and transportation	19,323	15,710	—	35,033
Miscellaneous[2]	12,213	159,304	15,681	187,198
Total revenue from contracts with customers	$1,701,112	$834,340	$15,681	$2,551,133
Total other revenue[3]	(2,767)	19	—	(2,748)
Total operating revenue	$1,698,345	$834,359	$15,681	$2,548,385
_____________
1 Other includes $15.5 million of Puget LNG revenues recorded at Puget Energy.
2 Miscellaneous natural gas revenue includes $164.8 million for the regulatory offset of CCA auction proceeds passed back to customers.
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

Transaction Price Allocated to Remaining Performance Obligations
In December 2020, Puget LNG entered into a contract with one customer where Puget LNG is selling LNG over a 10-year delivery period which began April 1, 2024. The contract requires the customer to purchase a minimum annual quantity even if the customer does not take delivery. The price of the LNG includes a fixed charge, a fuel charge that includes both a market index and fixed margin component and other variable consideration. The fixed transaction price is allocated to the remaining performance obligations which is determined by the fixed charge components multiplied by the outstanding minimum annual quantity. Based on management’s best estimate of commencement, the Company expects to recognize this revenue over the following time periods:

Puget Energy
(Dollars in Thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Remaining performance obligations	$10,471	$19,818	$19,454	$19,454	$19,454	$102,135	$190,787

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	June 30, 2024			December 31, 2023
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$72,598	$129,242	*	$93,028	$126,939
Natural gas derivatives (MMBtus)[3]	241	16,030	52,370	301	16,521	96,898
Total derivative contracts		$88,628	$181,612		$109,549	$223,837
Current		$59,576	$154,301		$74,225	$185,788
Long-term		29,052	27,311		35,324	38,049
Total derivative contracts		$88,628	$181,612		$109,549	$223,837
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
* Electric portfolio derivatives consist of electric generation fuel of 294.7 million MMBtu and purchased electricity of 5.2 million MWhs at June 30, 2024, and 315.6 million MMBtus and 2.3 million MWhs at December 31, 2023.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At June 30, 2024
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$88,628	$—	$88,628	$(71,439)	$—	$17,189
Liabilities:
Energy derivative contracts	$181,612	$—	$181,612	$(71,439)	$(8,016)	$102,157

Puget Energy and Puget Sound Energy	At December 31, 2023
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$109,549	$—	$109,549	$(82,206)	$—	$27,343
Liabilities:
Energy derivative contracts	$223,837	$—	$223,837	$(82,206)	$(84)	$141,547
_______________
1 All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	Classification	2024	2023	2024	2023
Gas for power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$(14,391)	$(9,693)	$3,256	$(114,339)
Realized	Electric generation fuel	(13,612)	(13,572)	(30,900)	74,695
Power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	7,323	(21,109)	(25,990)	(108,586)
Realized	Purchased electricity	(14,640)	(3,885)	(46,330)	47,132
Total gain (loss) recognized in income on derivatives		$(35,320)	$(48,259)	$(99,964)	$(101,098)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2024, approximately 99.5% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated investment grade by rating agencies and 0.5% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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

The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of June 30, 2024, PSE had cash posted as collateral of $11.6 million related to contracts executed on the ICE platform. As a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions, PSE maintains a standby letter of credit agreement with TD Bank. As of June 30, 2024, PSE had no cash posted with ICE NGX, and $6.5 million was issued under the standby letter of credit agreement in support of natural gas and carbon allowance purchases. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the six months ended June 30, 2024.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30, 2024			At December 31, 2023
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$24,052	$—	$24,052	$13,384	$—	$13,384
Requested credit for adequate assurance	—	—	—	53,427	—	—
Forward value of contract[3]	8,137	11,567	N/A	84	12,429	N/A
Total	$32,189	$11,567	$24,052	$66,895	$12,429	$13,384
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $45.5 million and $44.6 million at June 30, 2024 and December 31, 2023 respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		June 30, 2024		December 31, 2023
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$7,435,430	$6,972,051	$7,036,642	$6,855,503
Total liabilities		$7,435,430	$6,972,051	$7,036,642	$6,855,503

Puget Sound Energy		June 30, 2024		December 31, 2023
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$5,977,685	$5,520,235	$5,184,047	$5,007,483
Total liabilities		$5,977,685	$5,520,235	$5,184,047	$5,007,483
_______________
1 The carrying value includes debt issuances costs of $21.3 million and $21.0 million for June 30, 2024 and December 31, 2023, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $21.9 million and $21.2 million for June 30, 2024 and December 31, 2023, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At June 30, 2024			Fair Value At December 31, 2023
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$42,719	$29,879	$72,598	$42,254	$50,774	$93,028
Natural gas derivative instruments	13,277	2,753	16,030	11,647	4,874	16,521
Total assets	$55,996	$32,632	$88,628	$53,901	$55,648	$109,549
Liabilities:
Electric derivative instruments	$102,403	$26,838	$129,241	$103,427	$23,512	$126,939
Natural gas derivative instruments	51,640	731	52,371	95,875	1,023	96,898
Compliance obligations	121,091	—	121,091	168,879	—	168,879
Total liabilities	$275,134	$27,569	$302,703	$368,181	$24,535	$392,716

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
(Dollars in Thousands)	2024			2023
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$3,565	$3,397	$6,962	$69,734	$215	$69,949
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	(6,881)	—	(6,881)	(16,296)	—	(16,296)
Included in regulatory assets / liabilities	—	65	65	—	135	135
Settlements	6,357	(1,440)	4,917	4,469	(246)	4,223
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$3,041	$2,022	$5,063	$57,907	$104	$58,011

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2024			2023
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$27,262	$3,851	$31,113	$116,078	$(127)	$115,951
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	(50,898)	—	(50,898)	(35,063)	—	(35,063)
Included in regulatory assets / liabilities	—	524	524	—	44	44
Settlements	26,677	(2,353)	24,324	(23,325)	17	(23,308)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	217	170	387
Balance at end of period	$3,041	$2,022	$5,063	$57,907	$104	$58,011
_______________
1 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(6.6) million and $(16.1) million for the three months ended June 30, 2024 and 2023, respectively.
2 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(41.0) million and $(25.9) million for the six months ended June 30, 2024 and 2023, respectively.

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
The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of June 30, 2024:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$29,879	$26,838	Discounted cash flow	Power prices (per MWh)	$27.62	$141.83	$92.23
Natural gas	$2,753	$731	Discounted cash flow	Natural gas prices (per MMBtu)	$2.14	$6.94	$4.50
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2023:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$50,774	$23,512	Discounted cash flow	Power prices (per MWh)	$69.51	$188.63	$99.55
Natural gas	$4,874	$1,023	Discounted cash flow	Natural gas prices (per MMBtu)	$2.20	$6.28	$3.55
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of June 30, 2024 and December 31, 2023, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $29.2 million and $16.9 million, respectively.

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
As of June 30, 2024, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and determined that no impairment was needed. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations."

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
The following tables summarize the Company’s net periodic benefit cost for the three and six months ended June 30, 2024 and 2023:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$4,784	$4,633	$—	$71	$50	$47
Interest cost	7,790	8,259	342	424	104	115
Expected return on plan assets	(13,731)	(12,668)	2	—	(77)	(79)
Amortization of prior service cost	—	—	—	72	8	7
Amortization of net loss (gain)	(682)	(360)	(11)	—	(40)	(51)
Net periodic benefit cost	$(1,839)	$(136)	$333	$567	$45	$39

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$9,308	$9,265	$—	$143	$100	$94
Interest cost	15,576	16,188	685	849	208	231
Expected return on plan assets	(27,448)	(25,320)	2	—	(156)	(159)
Amortization of prior service cost	—	—	—	145	17	14
Amortization of net loss (gain)	(1,344)	(1,226)	(21)	—	(79)	(101)
Net periodic benefit cost	$(3,908)	$(1,093)	$666	$1,137	$90	$79

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$4,784	$4,633	$—	$71	$50	$47
Interest cost	7,790	8,259	342	424	104	115
Expected return on plan assets	(13,731)	(12,668)	—	—	(77)	(79)
Amortization of prior service cost	—	—	—	72	8	7
Amortization of net loss (gain)	—	—	(5)	22	(41)	(54)
Net periodic benefit cost	$(1,157)	$224	$337	$589	$44	$36

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$9,308	$9,265	$—	$143	$100	$94
Interest cost	15,576	16,188	685	849	208	231
Expected return on plan assets	(27,448)	(25,320)	2	—	(155)	(159)
Amortization of prior service cost	—	—	—	145	17	14
Amortization of net loss (gain)	—	—	(13)	42	(82)	(109)
Net periodic benefit cost	$(2,564)	$133	$674	$1,179	$88	$71

The following table summarizes the Company’s change in benefit obligation for the periods ended June 30, 2024 and December 31, 2023:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended	Year Ended	Six Months Ended	Year Ended	Six Months Ended	Year Ended
(Dollars in Thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Change in benefit obligation:
Benefit obligation at beginning of period	$609,103	$589,278	$26,824	$32,046	$8,597	$9,015
Amendments	—	—	—	—	—	78
Service cost	9,308	18,530	—	143	100	184
Interest cost	15,576	32,375	685	1,589	208	439
Curtailment loss / (gain)	—	—	—	(2,772)	—	—
Actuarial loss (gain)	1,451	8,469	—	(661)	—	(52)
Benefits paid	(23,072)	(38,258)	(1,002)	(3,521)	(410)	(1,067)
Administrative expense	—	(1,291)	—	—	—	—
Benefit obligation at end of period	$612,366	$609,103	$26,507	$26,824	$8,495	$8,597

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2024, are expected to be at least $18.0 million, $2.0 million and $0.2 million, respectively. The Company contributed $1.0 million and $2.5 million to fund the SERP during each of the six months ended June 30, 2024 and the six months ended June 30, 2023, respectively. The Company contributed an immaterial amount to fund the other postretirement plans.

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
On April 24, 2024, the Washington Commission issued Final Order 07 under Docket No. UG-230393. The order determined that PSE acted prudently in developing and constructing the Tacoma LNG Facility after the initial decision to build in September 2016. Further, there were two main outcomes that resulted from the order. First, the Washington Commission did not authorize recovery of the portion of the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded between February 1, 2022, the date the facility was placed into service, and January 11, 2023, the date PSE’s 2022 GRC rates went into effect. Second, the Washington Commission directed PSE to increase the allocation of distribution pipeline investment to Puget LNG. The Washington Commission determined that the allocation should be tied to the relative flow of natural gas across these facilities, resulting in a higher allocation to Puget LNG than was originally filed. On May 3, 2024, PSE made the compliance filing required by Final Order 07. On May 24, 2024, Public Counsel and the Puyallup Tribe of Indians each filed a petition for judicial review of the Washington Commission’s Final Order 07. The petitions were filed in Thurston County Superior Court and are expected to be consolidated. Both petitions allege that the Washington Commission (i) failed to properly apply the updated public interest standard, (ii) failed to disallow all costs related to PSE’s redesign of the pipeline and development of waste gas disposal methods, and (iii) failed to conduct an independent determination of reasonable attorney fees.
For further information, see Note 4, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2023.

Climate Commitment Act Deferral
On December 29, 2022, PSE filed accounting petitions with the Washington Commission requesting authorization to defer costs and revenues associated with the Company’s compliance with the CCA codified in law within RCW 70A.65. On February 28, 2023, in Order 01 in Docket No. UE-220974 and UG-220975, the Washington Commission granted PSE approval to defer the cost of emission allowances to comply with the CCA and the proceeds from no-cost allowances consigned to auction beginning January 1, 2023. On August 3, 2023, the Washington Commission approved PSE's request for CCA rates in Docket No. UG-230470, subject to refund, effective October 1, 2023, to recover the estimated ongoing allowance costs and proportionate pass back of credits to customers from estimated auction proceeds during the period of August 2023 through December 2023. On October 26, 2023, the Washington Commission approved PSE's request for CCA rates in Docket No. UG-230756, subject to refund, effective November 1, 2023, to recover the estimated ongoing allowance costs and proportionate pass back of credit to customers from estimated auction proceeds during the period of January 2023 through September 2023. On November 22, 2023, PSE filed proposed revisions to its natural gas rates to incorporate allowance costs and auction proceeds in Docket UG-230968. In the filing PSE sought to update rates pertaining to amounts deferred from January 2023 through September 2023 and to add new language to the tariff that would enable PSE to fund decarbonization projects using a portion of the projected no cost allowances revenues. The request, as revised by PSE on December 19, 2023, represented a revenue increase of $29.1 million. The Washington Commission suspended the tariff sheets but allowed the rates to go into effect on an interim basis, subject to refund, on January 1, 2024. The Washington Commission set for hearing the issue of risk sharing of CCA compliance costs. A hearing is set for October 9, 2024. The recovery of ongoing allowance costs and pass back of credits is consistent with the approved accounting petitions in Dockets No. UG-220975 and UG-230471. As of June 30, 2024, PSE recorded a regulatory liability of $22.7 million, which represents the amounts collected in customer rates for CCA obligation costs, net of the expense incurred for allowances. Additionally, PSE will consign for auction at least the minimum amount of no-cost emission allowances allocated for natural gas operations in compliance with the CCA, the proceeds of which will be used for the benefit of natural gas customers, as determined by the Washington Commission. PSE will not record a regulatory liability to defer the proceeds until consigned allowances are sold at auction. As of June 30, 2024,

PSE recorded a regulatory asset of $15.0 million, which represents the proceeds from the sale of consigned GHG emission allowances passed back through customer rates, net of proceeds received from the sale of consigned allowances sold at auction.
WDOE provided an initial allocation of no-cost allowances to electric utilities on April 24, 2023. However, qualifying electric utilities were allowed to submit revised emissions forecasts approved by the Washington Commission to WDOE. PSE filed its revised forecast of 2023 emission in Docket No. UE 220797, which was approved by the Washington Commission on July 27, 2023, and approved by the WDOE on September 27, 2023. Accordingly, the Company's compliance obligation as of June 30, 2024 reflects the revised allowance allocation in addition to allowances received based on PSE's forecast of 2023 and 2024 emissions.
Following the September 27, 2023 WDOE decision, PSE's no-cost allowance allocation will not be set until the fourth quarter of 2024 when there is an opportunity to request a "true-up" of no-cost allowances under the aforementioned adjustment mechanism. However, as of June 30, 2024, due to the uncertainty around implementation of the adjustment mechanism PSE did not adjust the CCA electric compliance obligation anticipating an adjustment to no cost allowances to reported 2024 electric GHG emissions and does not plan to make such adjustment until a formal true-up allocation has been granted by the WDOE.

Revenue Decoupling Adjustment Mechanism
PSE performed an analysis to determine if electric and natural gas decoupling revenue deferrals would be collected from customers within 24 months of the annual period, per ASC 980.  If not, for GAAP purposes only, PSE would need to record a reserve against the decoupling revenue and corresponding regulatory asset balance.  Once the reserve is probable of collection within 24 months from the end of the annual period, the reserve can be recognized as decoupling revenue. Based on the analyses, no reserve adjustment was recorded as of June 30, 2024 or 2023.

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

For the six months ended June 30, 2024, in its PCA mechanism, PSE under recovered its allowable costs by $107.1 million of which $71.9 million was apportioned to customers and $1.3 million of interest was accrued on the deferred customer balance. This compares to an over recovery of allowable costs of $12.1 million for the six months ended June 30, 2023, of which zero was apportioned to customers and $2.4 million of interest was accrued on the total deferred customer balance.

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
On October 26, 2023, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-230769, effective November 1, 2023. As part of that filing, PSE requested an annual revenue decrease of $309.4 million, where PGA rates, under Schedule 101, decrease annual revenue by $93.9 million, and the tracker rates, under Schedule 106, decrease annual revenue by $215.5 million. The annual 2023 PGA rate decreases include the aforementioned counterparty settlement pass back of $28.1 million under Supplemental Schedule 106B.
The following table presents the PGA mechanism balances and activity for the six months ended June 30, 2024 and the twelve months ended December 31, 2023:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30,	At December 31,
	2024	2023
PGA (liability)/receivable beginning balance	$(132,082)	$(3,536)
Actual natural gas costs	236,036	404,897
Allowed PGA recovery	(181,356)	(521,882)
Interest	(3,959)	(7,639)
Refund/interest from counterparty settlement	—	(3,922)
PGA (liability)/receivable ending balance	$(81,361)	$(132,082)

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the six months ended June 30, 2024, PSE incurred $11.5 million in weather-related electric transmission and distribution system restoration costs, of which the Company deferred $0.9 million as regulatory assets related to storms that occurred in 2024. This compares to $6.1 million incurred in weather-related electric transmission and distribution system restoration costs for the six months ended June 30, 2023, of which the Company deferred zero and $2.1 million as regulatory assets related to storms that occurred in 2023 and 2022, respectively. Under the 2017 GRC Order, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

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
As of June 30, 2024, the Company estimated the range of possible outcomes to be between $48.9 million and $151.4 million, and recorded its best estimate of $53.6 million based on the Company's interpretation of the current rulemaking. As existing uncertainties are resolved in future periods, any change in compliance costs as a result of such estimated additional liabilities would be deferred under ASC 980 as a regulatory asset consistent with Docket No. UE-220974, as these amounts will be recoverable from customers in future utility rates. As a result, there is no current impact to the Company's consolidated statements of income.

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025 as part of the 2019 GRC. The 2017 GRC repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4. Additional costs beyond those covered by PTCs and hydro-related treasury grants are being recovered through a separate Colstrip tariff as part of the 2022 GRC. In 2022, PSE and Talen Energy signed an agreement to transfer PSE's ownership interest in Colstrip Units 3 and 4 to Talen Energy on December 31, 2025. However, Talen emerged from a Chapter 11 bankruptcy in May 2023 without approval of the 2022 transfer agreement, which the parties agree makes the transfer agreement unenforceable. Given that the transfer contemplated by that agreement will not proceed, PSE entered into an agreement with NorthWestern Energy on July 30, 2024 to transfer PSE's ownership interest in Colstrip Units 3 and 4 to NorthWestern Energy on December 31, 2025. Management evaluated Colstrip Units 3 and 4 and determined that the applicable held for sale and abandonment accounting criteria were not met as of December 31, 2023 and June 30, 2024. Colstrip Units 3 and 4 are classified as electric utility plant on the Company's balance sheet as of June 30, 2024 and December 31, 2023.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, during the six months ended June 30, 2024, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $1.9 billion through 2053.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

(9)  Leases

As of June 30, 2024, there have been no material changes regarding the Company's leases. For further information, see Part II, Item 8, Note 9, "Leases" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Leases Not Yet Commenced
On September 20, 2023, PSE entered into a tolling agreement to purchase the energy and capacity associated with a 132.5 MW facility. The tolling agreement represents a lease to PSE, and is expected to commence in October 2025. PSE expects the future minimum lease payments to be $91.0 million over the five year period beginning in October 2025.
On December 12, 2023, PSE entered into a lease for an operations training facility located in Puyallup, Washington. The lease is expected to commence in 2025 and PSE expects the future minimum lease payments to be $116.0 million over the 20 years term. Construction of the facility will be managed and contracted by the lessor, however, PSE will have involvement in the design of the facility.
On May 8, 2024, PSE entered into a battery storage tolling agreement that will be accounted for as a lease upon commencement. The lease is expected to commence in August 2027 and has a term of 20 years. The expected total contract consideration will approximate $744.0 million over the lease term.
On May 23, 2024, PSE entered into a battery storage tolling agreement that will be accounted for as a lease upon commencement. The lease is expected to commence in September 2027 and has a term of 25 year. The expected total contract consideration will approximate $856.2 million over the lease term.

(10) Other

Long-Term Debt
On June 11, 2024, PSE issued $400.0 million of senior secured notes at an interest rate of 5.330%. The notes mature on June 15, 2034 and pay interest semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. Proceeds from the issuance of the notes were invested in short-term money market funds, used to pay down outstanding commercial paper and for general corporate purposes.
On June 11, 2024, PSE issued $400.0 million of green senior secured notes at an interest rate of 5.685%. The notes mature on June 15, 2054 and pay interest semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. Net proceeds from the issuance of the notes were invested in short-term money market funds and are intended to be used for allocation to eligible projects, as defined in PSE’s sustainable financing framework, which was published in May 2023. Eligible Projects are expenditures incurred and investments made related to development and acquisition of some or all of the following types of projects: (i) renewable energy, (ii) energy efficiency, (iii) clean transportation, (iv) biodiversity conservation, (v) climate change adaptation, (vi) water and wastewater management, (vii) pollution prevention and control, and (viii) green innovation.

Liquidity Facilities and Other Financing Arrangements
As of June 30, 2024, $354.8 million was drawn and outstanding under Puget Energy's facility, which was classified as short-term debt on Puget Energy's consolidated balance sheet.
As of June 30, 2024, there was no amount outstanding under the commercial paper program at PSE and no amount was drawn under PSE's credit facility. Outside of the credit facility, PSE maintains a standby letter of credit with TD Bank allowing for standby letter of credit postings of up to $150.0 million as a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions. As of June 30, 2024, $6.5 million was issued under a standby letter of credit with TD Bank in support of natural gas purchases on the NGX in Canada. Additionally, PSE had a $2.1 million letter of credit in support of a long-term transmission contract and a $13.5 million standby letter of credit in support of a purchase power contract.
During the three months ended June 30, 2024, Puget Energy received $292.8 million as an equity contribution from Puget Equico LLC, Puget Energy's parent company. Puget Energy then contributed $292.8 million to PSE as an equity contribution. The proceeds from the equity contribution were used for general corporate purposes.
For further information on the Company's long-term and short-term debt, credit facilities and other financing arrangements, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Beaver Creek Wind Project
Beaver Creek is a utility-scale wind project located in Stillwater County, Montana, with an expected nameplate capacity of 248 MW that is expected to commence commercial operations in 2025. On September 15, 2023, PSE executed a membership interest purchase agreement with Caithness Beaver Creek, LLC for a 100% ownership interest in Caithness Montana Wind, LLC, which closed on December 1, 2023. Total consideration is expected to be $44.6 million of which $23.8 million has been paid as of June 30, 2024 and the remaining balance is expected to be paid in the third quarter of 2025. On December 1, 2023, PSE entered into a turbine supply agreement with GE Renewables North America, LLC to purchase 88 wind turbines. Total consideration is expected to be $266.9 million of which $222.7 million has been paid as of June 30, 2024 and the remaining balance is expected to paid throughout 2024 and the first quarter of 2025 as turbines are delivered and the project is completed. On January 26, 2024, PSE entered into a balance of plant agreement to complete the design and construction of the project. Total consideration is expected to be approximately $129.4 million. As of June 30, 2024, $388.0 million was recorded to construction work in progress in conjunction with the Beaver Creek wind project.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for the period ended June 30, 2024 compared to 2023. For discussion related to the results of operations and changes in financial condition for the period ended June 30, 2023 compared to 2022 refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended June 30, 2023, Form 10-Q, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and PSE's Form 10-K for the period ended December 31, 2023. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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
On March 29, 2024, senate bill 5950 approved Washington State's operating budget, which included $150.0 million for public and private utilities to provide one-time bill rebates for low-and moderate-income residential electric customers. PSE expects to receive a total of $45.9 million during the third quarter of 2024, and will provide rebates to low-and moderate-income residential electric customers.

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

Electric	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Bill discount rate rider	129D	230692	October 1, 2023	0.5%	$11.9
Clean energy implementation	141CEI	230591	September 1, 2023	0.9	31.4
Colstrip adjustment rider	141COL	230808	January 1, 2024	0.03	0.9
		220066	January 11, 2023	2.2	50.3
Conservation service rider	120	240138	May 1, 2024	0.7	20.7
		230139	May 1, 2023	(0.2)	(6.3)
		220137	May 1, 2022	1.0	21.6
Energy charge credit recovery	141A	230825	January 1, 2024	(0.1)	(2.0)
		220066	January 11, 2023	1.5	35.3
Federal incentive tracker	95A	220794	January 1, 2023[1]	1.3	1.0
		210821	January 1, 2022	0.1	(28.2)
Low income program	129	240194	May 1, 2024	2.7	29.2
		230694	October 1, 2023	(1.0)	(25.9)
		220656	October 1, 2022	1.1	25.8
Power adjustment clause - Schedule 95	Supplemental[2]	230318	December 1, 2023	1.0	27.4
	2024 variable power cost update	230805	January 1, 2024	6.1	160.9
	2020 PCORC[3]	200980	October 1, 2021	3.3	70.9
Property tax tracker	140	240200	May 1, 2024	(0.7)	(18.7)
		230219	May 1, 2023	(0.2)	(4.4)
		220234	May 1, 2022	(0.3)	(5.8)
Rates not subject to refund	141N	230320	January 1, 2024	(3.1)	(76.2)
		220066	January 11, 2023	7.9	182.5
Rates subject to refund	141R	230320	January 1, 2024	4.2	105.6
		220066	January 11, 2023	4.0	91.7
Residential and exchange benefit[4]	194	230792	November 1, 2023	(0.4)	(9.9)
Revenue Decoupling Adjustment Mechanism	142	240221	May 1, 2024	(0.3)	(9.5)
		230206	May 1, 2023[5]	(1.5)	(37.6)
		220227	May 1, 2022[5,6]	(1.0)	(23.5)
Transportation electrification plan	141TEP	240067	March 1, 2024	0.04	1.2
		230040	March 1, 2023	0.2	6.0
Voluntary long term renewable energy charge and credit	139	220066	January 1, 2024	—	(0.02)
			January 11, 2023	(0.2)	(4.7)
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
3.Schedule 95 update through PCORC filing. Per the 2022 GRC Final Order in Docket No. UE-220066, PCORC rates were set to zero as of January 11, 2023.
4.Total credit to be passed back to eligible customers is $88.1 million for 2023.
5.For rates effective May 1, 2023 and May 1, 2022, there were no excess earnings that impacted the approved revenue change.
6.For the rates effective May 1, 2022, there was $8.0 million of excess deferred revenues for delivery and fixed power costs which could not be set in rates until May 1, 2023 due to the 3% rate cap.

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

Natural gas	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Bill discount rate rider	129D	230693	October 1, 2023	1.1%	$13.1
CCA - greenhouse gas emissions cap & invest	111	230968	January 1, 2024	3.0	29.1
		230756	November 1, 2023	2.1	27.2
		230470	October 1, 2023[1]	3.2	16.8
Conservation service rider	120	240139	May 1, 2024	0.7	6.8
		230140	May 1, 2023	0.4	4.7
		220138	May 1, 2022	0.3	3.2
Cost recovery mechanism for pipeline replacement[2]	149	220067	January 7, 2023	(2.0)	(22.6)
		220590	November 1, 2022	0.4	4.6
Distribution pipeline provisional recovery	141D	230393	May 11, 2024	(0.02)	(0.2)
		220067	January 1, 2024	(0.01)	(0.1)
			January 7, 2023	0.3	3.0
Liquefied natural gas	141LNG	230393	May 11, 2024	3.1	42.7
Low income program	129	240195	May 1, 2024	4.6	10.2
		230695	October 1, 2023	0.2	1.9
		220657	October 1, 2022	(0.04)	(0.4)
Property tax tracker	140	240201	May 1, 2024	(0.5)	(5.6)
		230220	May 1, 2023	(0.02)	(0.2)
		220235	May 1, 2022	0.02	0.2
Purchased gas adjustment	101, 106	230769	November 1, 2023	(24.2)	(309.4)
		220715	November 1, 2022	14.9	155.3
Rates not subject to refund	141N	230393	May 11, 2024	0.08	1.1
		230889	January 1, 2024	(2.3)	(27.6)
		220067	January 7, 2023	(0.1)	(1.6)
Rates subject to refund	141R	230889	January 1, 2024	4.0	47.2
		230323	November 1, 2023	(0.1)	(1.4)
		220067	January 7, 2023	4.1	45.5
Revenue Decoupling Adjustment Mechanism	142	240222	May 1, 2024	2.7	28.0
		230207	May 1, 2023	(1.3)	(16.4)
		220228	May 1, 2022[3]	(0.7)	(7.4)
__________________________
1.Per UG-230470, the tariff was effective October 1, 2023 until December 31, 2023 and would recover costs and pass back credits from August 1, 2023 to December 31, 2023.
2.Per the 2022 GRC Final Order in Docket No. UG-220067, Schedule 149 rates were set to zero as of January 7, 2023.
3.For rates effective May 1, 2022, there were no excess earnings that impacted the approved revenue change.

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three months and six months ended June 30, 2024 and June 30, 2023.

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
The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating income (loss)	$50,552	$51,737	$271,981	$132,713
Electric operating revenue	709,829	680,639	$1,698,345	$1,690,799
Purchased electricity	(255,849)	(227,539)	(641,614)	(567,355)
Electric generation fuel	(45,431)	(64,147)	(162,988)	(214,401)
Residential exchange	17,855	16,181	44,153	39,712
Electric margin (non-GAAP)	$426,404	$405,134	$937,896	$948,755
Natural gas operating revenue	277,524	270,140	835,344	787,398
Purchased natural gas	(133,180)	(114,917)	(404,533)	(350,399)
Natural gas margin (non-GAAP)	$144,344	$155,223	$430,811	$436,999
Other operating revenue	81	6,105	182	15,338
Unrealized gain (loss) on derivative instruments, net	(7,068)	(30,802)	(22,733)	(222,925)
Utility operation and maintenance	(192,665)	(174,497)	(395,782)	(369,488)
Non-utility expense and other	(7,046)	(6,720)	(10,193)	(14,734)
Depreciation and amortization	(223,471)	(212,074)	(451,495)	(437,336)
Taxes other than income taxes	(90,027)	(90,632)	(216,705)	(223,896)
Operating income (loss)	$50,552	$51,737	$271,981	$132,713

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended June 30, 2024 and 2023:

Electric Margin
Three Months Ended
2024 to 2023 comparison
$ (Millions)
475
450
425
400
375
$405.1
$45.5
$(21.7)
$4.1
$3.9
$(2.6)
$(28.3)
$18.7
$1.7
$426.4
2023 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2024 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended June 30, 2024 Compared to 2023
Electric Operating Revenue
Electric operating revenues increased $29.2 million from the prior year primarily due to an increase in electric retail sales of $45.5 million, an increase in decoupling revenue of $4.1 million, and an increase in other decoupling revenue of $3.9 million; partially offset by a decrease in sales to other utilities of $21.7 million and a decrease in transportation and other revenue of $2.6 million. These items are discussed in detail below.
•Electric retail sales increased $45.5 million due to an increase of $56.2 million in rates compared to the prior year and partially offset by $10.7 million from a decrease in retail electricity usage of 1.5%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 variable power cost update effective January 1, 2024 and rate increases from the 2022 GRC. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2023 for electric rate changes. The decrease in retail usage was primarily due to a decrease in residential and commercial usage of 1.9% for both retail classes. The decrease in customer usage was partially driven by a 59.4% decrease in cooling degree days in the three months ended June 30, 2024 as compared to 2023.
•Sales to other utilities decreased $21.7 million primarily due to a 56.0% decrease in the average price of electric wholesale sales. Lower wholesale power prices were primarily the result of lower natural gas prices. The effect of lower power prices was partially offset by a 30.4% increase in wholesale sales volume due to increased volume from PSE wind generation, which increased 70.8% in 2024 compared to 2023.
•Decoupling revenue increased $4.1 million driven by $2.7 million and $1.4 million increases in fixed production cost (FPC) and delivery deferral revenues, respectively. This was driven primarily by lower usage and higher allowed rates per customer in the three months ended June 30, 2024 compared to 2023.
•Other decoupling revenue increased $3.9 million primarily due to changes in amortization rates. In the three months ended June 30, 2024 more overcollected balances were amortized as compared to 2023.

Electric Power Costs
Electric power costs increased $7.9 million primarily due to an increase of $28.3 million of purchased electricity costs; partially offset by a decrease of electric generation fuel costs of $18.7 million and an increase in residential exchange credits of $1.7 million. These items are discussed in detail below:
•Purchased electricity expense increased $28.3 million primarily due to increased wholesale purchase prices, which were 4.4% higher in the three months ended June 30, 2024 compared to 2023. Additionally, wholesale electricity purchase volumes increased by 6.2%. Higher average wholesale purchase prices were driven by open market purchases as well as PPA contracts added after June 30, 2023. The increase in purchase volumes were in part a result of periods of sustained peak loads where energy reserves were purchased for reliability purposes to account for variability in renewable generation.
•Electric generation fuel decreased $18.7 million primarily due to a $13.9 million decrease in natural gas fuel costs resulting from lower natural gas prices as well as lower Colstrip fuel expense of $4.8 million driven by a planned major maintenance outage that reduced coal generation by 46.9% during the three months ended June 30, 2024 compared to 2023.

The following chart displays the details of PSE's electric margin changes for the six months ended June 30, 2024 and 2023:

Electric Margin
Six Months Ended
2024 to 2023 comparison
$ (Millions)
1,100
1,050
1,000
950
900
850
$948.8
$104.4
$(52.8)
$8.1
$13.4
$(65.5)
$(74.3)
$51.4
$4.4
$937.9
2023 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2024 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six Months Ended June 30, 2024 Compared to 2023
Electric Operating Revenue
Electric operating revenues increased $7.5 million from the prior year primarily due to an increase in electric retail sales of $104.4 million, an increase in other decoupling revenue of $13.4 million and an increase in decoupling revenue of $8.1 million; partially offset by a decrease in transportation and other revenue of $65.5 million and a decrease in sales to other utilities of $52.8 million. These items are discussed in detail below.
•Electric retail sales increased $104.4 million due to an increase of $119.6 million in rates compared to the prior year and partially offset by $15.2 million from a decrease in retail electricity usage of 1.0%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 variable power cost update effective January 1, 2024 and rate increases from the 2022 GRC. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2023 for electric rate changes. The decrease in retail usage was primarily due to a decrease in residential, commercial and industrial usage of 1.1%, 0.9% and 0.2%, respectively. The decrease in customer usage was partially driven by a 59.4% decrease in cooling degree days in the six months ended June 30, 2024 as compared to 2023.
•Sales to other utilities decreased $52.8 million primarily due to a 41.0% decrease in the average price of electric wholesale sales. Lower wholesale power prices were primarily driven by lower natural gas prices. The effect of lower power prices was partially offset by a 25.4% increase in wholesale sales volume due to increased volume from PSE natural gas-fired generation, which increased 13.1% in 2024 compared to 2023. Lower natural gas fuel prices made natural gas-fired generation more economic to dispatch in six months ended June 30, 2024 as compared to 2023.

•Decoupling revenue increased $8.1 million driven by $6.6 million and $1.5 million increases in FPC and delivery deferral revenues, respectively. This was driven primarily by lower usage and higher allowed rates per customer in the six months ended June 30, 2024 compared to 2023.
•Other decoupling revenue increased $13.4 million primarily due to changes in amortization rates. In the six months ended June 30, 2024 more overcollected balances were amortized as compared to 2023.
•Transportation and other revenue decreased $65.5 million primarily due to a $60.9 million decrease in net wholesale non-core natural gas sales. The decrease in wholesale non-core natural gas sales was primarily driven by an increase of $38.7 million in financial hedging costs in 2024 compared to 2023 as natural gas hedges moved to a loss in 2024 as compared to a gain in 2023. Additionally, net wholesale non-core natural gas sales decreased $22.2 million which was primarily driven by a 6.6% decrease in the volume of natural gas sold at an average price that was 66.1% lower and a 64.8% decrease in the average cost of the sales.

Electric Power Costs
Electric power costs increased $18.4 million primarily due to an increase of $74.3 million of purchased electricity costs, partially offset by a decrease of electric generation fuel costs of $51.4 million and an increase in residential exchange credits of $4.4 million. These items are discussed in detail below:
•Purchased electricity expense increased $74.3 million primarily due to increased wholesale purchase prices, which were 9.5% higher in the six months ended June 30, 2024 compared to 2023. Additionally, wholesale electricity purchase volumes increased by 3.3%. Higher average wholesale purchase prices were driven by open market purchases as well as PPA contracts added after June 30, 2023. The increase in purchase volumes were in part a result of periods of sustained peak loads where energy reserves were purchased for reliability purposes to account for variability in renewable generation.
•Electric generation fuel decreased $51.4 million primarily due to a $45.3 million decrease in natural gas fuel costs resulting from lower natural gas prices and Colstrip fuel expense also decreased by $6.1 million driven by a planned major maintenance outage that reduced coal generation by 26.6% in six month ended June 30, 2024 as compared to 2023.
•Residential exchange credits increased by $4.4 million due to a 0.4% change in the amount of credits to be passed back to customers effective November 1, 2023, partially offset by a decrease in residential usage of 1.1% as discussed above in electric retail sales; see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended June 30, 2024 and 2023:

Natural Gas Margin
Three Months Ended
2024 to 2023 comparison
200
150
100
50
0
$ (Millions)
$155.2
$(27.7)
$(2.5)
$(1.3)
$38.9
$(18.3)
$144.3
2023 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2024 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended June 30, 2024 Compared to 2023
Natural Gas Operating Revenue
Natural gas operating revenue increased $7.4 million primarily due to increases in transportation and other revenue of $38.9 million, partially offset by a decrease in retail sales of $27.7 million, decoupling revenue of $2.5 million and other decoupling revenue of $1.3 million. These items are discussed in detail below.
•Natural gas retail sales revenue decreased $27.7 million primarily due to a decrease in rates of $34.2 million and an increase in natural gas load of 2.5%, or $6.5 million. The decrease in rates is due to a decrease in the Company's most recent PGA rates effective November 2023, which is partially offset by an increase in rates driven by Schedule 111 that includes a charge for CCA allowance costs and a pass back of CCA auction proceeds. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes. The increase in load is primarily driven by increased usage of 2.3% and 3.6% in residential and commercial customers, respectively. Customer usage increased due to an increase in heating degree days of 11.8% from cooler temperatures in the three months ended June 30, 2024 as compared to 2023.

•Decoupling revenue decreased $2.5 million primarily attributable to higher usage in the three months ended June 30, 2024 as compared to 2023.
•Other decoupling revenue decreased $1.3 million primarily due to changes in amortization rates. In the three months ended June 30, 2024, more undercollected balances were amortized as compared to 2023.
•Transportation and other revenue increased $38.9 million primarily due to $57.0 million related to the regulatory offset of CCA auction proceeds passed back to customers, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above. The increases were partially offset by a decrease of $15.3 million due to the disallowance of the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded between February 1, 2022, and January 11, 2023. See Part I, Item I, Note 7 "Regulation and Rates" included in this report for further details.

Natural Gas Energy Costs
•Purchased natural gas expense increased $18.3 million primarily due to an increase of $72.8 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above and an increase in natural gas usage of 2.5% as stated in the natural gas retail sales section above. The increase was partially offset by a decrease in the PGA rates in November 2023. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes and details on the PGA.

The following chart displays the details of PSE's natural gas margin changes for the six months ended June 30, 2024 and 2023: ______________

Natural Gas Margin
Six Months Ended
2024 to 2023 comparison
600
400
200
0
$ (Millions)
$437.0
$(112.8)
$8.7
$5.1
$146.9
$(54.1)
$430.8
2023 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2024 Natural Gas Margin

*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Six Months Ended June 30, 2024 Compared to 2023
Natural Gas Operating Revenue
Natural gas operating revenue increased $47.9 million primarily due to increases in transportation and other revenue of $146.9 million, decoupling revenue of $8.7 million and other decoupling revenue of $5.1 million, partially offset by a decrease in retail sales of $112.8 million. These items are discussed in detail below.
•Natural gas retail sales revenue decreased $112.8 million primarily due to a decrease in rates of $90.1 million and a decrease in natural gas load of 3.5%, or $22.7 million. The decrease in rates is due to a decrease in the Company's most recent PGA rates effective November 2023, which is partially offset by an increase in rates driven by Schedule 111 that includes a charge for CCA allowance costs and a pass back of CCA auction proceeds. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes. The decrease in load is primarily driven by decreased usage of 3.6%, 2.6% and 14.2% in residential, commercial and industrial customers, respectively.
•Decoupling revenue increased $8.7 million primarily attributable to lower usage and higher allowed rates in the six months ended June 30, 2024 as compared to 2023.
•Other decoupling revenue increased $5.1 million primarily due to decreases in amortization rates related to prior period undercollections.

•Transportation and other revenue increased $146.9 million primarily due to $164.8 million related to the regulatory offset of CCA auction proceeds passed back to customers, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above. The increases were partially offset by (i) a decrease of $15.3 million due to the disallowance of the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded between February 1, 2022, and January 11, 2023; and (ii) deferral related to the bill discount rider of $7.8 million. See Part I, Item I, Note 7 "Regulation and Rates" included in this report for further details on the Washington Commissions order on Tacoma LNG.

Natural Gas Energy Costs
•Purchased natural gas expense increased $54.1 million primarily due to an increase of $219.8 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above. The increase was partially offset by a decrease in the PGA rates in November 2023 and a decrease in natural gas usage of 3.5% as stated in the natural gas retail sales section above. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes and details on the PGA.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended June 30, 2024 and 2023:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2024 to 2023 comparison
580
560
540
$ (Millions)
$565.0
$(23.7)
$18.2
$0.2
$11.4
$(0.6)
$(3.1)
$3.7
$3.0
$574.1
2023 Expenses (Income)
Unrealized (Gain) Loss on Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2024 Expenses (Income)

Three Months Ended June 30, 2024 Compared to 2023
•Net unrealized (gain) loss on derivative instruments decreased $23.7 million to a net loss of $7.1 million for the three months ended June 30, 2024. The primary driver was the change in the weighted average forward prices for electric and natural gas specific to natural gas-fired electric generation. Specifically, electric prices increased 20.5% resulting in a $17.7 million gain for electric. This was partially offset by a $4.7 million loss for natural gas due to a 4.2% decrease in natural gas prices and $10.8 million is due to net settlements of electric trades that were previously recorded as a loss. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging Activities" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $18.2 million primarily due to increases in the following: (i) $11.0 million due to an increase in Schedule 129 - low income program in electric and natural gas rates, See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report, (ii) $4.0 million related to Washington Commission filing fees and GRC related costs and (iii) $2.8 million in tree trimming related to vegetation management and wildfire preparation.
•Depreciation and amortization expense increased $11.4 million due to: (i) $3.4 million increase in conservation amortization due to increases in conservation rates effective May 1, 2024, (ii) $2.5 million increase in electric distribution depreciation primarily driven by net additions of electric distribution underground conductors and device assets, (iii) $1.7 million increase in electric transmission depreciation primarily driven by net additions of electric transmission poles and fixtures and (iv) $1.6 million increase in common amortization primarily driven by net additions of computer software assets.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $3.1 million from net other income of $12.9 million in 2023 to net other income of $16.0 million in 2024, due to an increase of $7.7 million in other income and an increase of $4.6 million in other expense. The increase in other income was primarily due to a $4.0 million increase in equity allowance for funds used during construction (AFUDC) due to an increase in eligible CWIP. The increase in other expense was primarily due to $2.2 million related to Colstrip major maintenance.
•Interest expense increased $3.7 million primarily due to an increase of $5.3 million in interest expense due to the May 2023 and June 2024 PSE bond issuances and $1.6 million due to the 2024 CCA natural gas recovery. This was partially offset by an increase in debt AFUDC of $3.1 million due to an increase in eligible CWIP.
•Income tax expense increased $3.0 million primarily driven by the discontinuance of the 141Z excess deferred income tax adjustment.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the six months ended June 30, 2024 and 2023:

Other Operating Expenses and Other Income (Deductions)
Six Months Ended
2024 to 2023 comparison

$ (Millions)
1,400
1,300
1,200
1,100
$1,372.1
$(200.2)
$26.3
$(4.6)
$14.2
$(7.2)
$(7.0)
$9.9
$20.8
$1,224.3
2023 Expenses (Income)
Unrealized (Gain) Loss on Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2024 Expenses (Income)

Six Months Ended June 30, 2024 Compared to 2023
•Net unrealized (gain) loss on derivative instruments decreased $200.2 million to a net loss of $22.7 million for the six months ended June 30, 2024. The primary driver was the net settlement of trades that were previously recorded as losses of $93.5 million and $105.6 million for electric and natural gas, respectively. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging Activities" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

•Utility operations and maintenance expense increased $26.3 million primarily due to increases in the following: (i) $8.4 million of tree trimming related to vegetation management and wildfire preparation, (ii) $4.2 million in low income assistance program expenses, (iii) $2.9 million related to CEIP, transportation electrification, and Colstrip trackers, and (iv) $2.4 million in pension related expenses. These increases were partially offset by a $2.9 million decrease in outside services expense.
•Non-utility expense and other expense decreased $4.6 million primarily driven by a decrease of $9.3 million in biogas purchase expense due to a decrease in biogas purchased in the six months ended June 30, 2024 compared to 2023. This decrease was partially offset by an increase of $3.8 million related to the long-term incentive plan.
•Depreciation and amortization expense increased $14.2 million due to: (i) $4.6 million increase in electric distribution depreciation from 2023 primarily driven by net additions of electric distribution underground conductors and device assets, (ii) $3.4 million increase in electric transmission depreciation from 2023 primarily driven by net additions of electric transmission poles and fixtures, (iii) $3.0 million increase in conservation amortization due to increases in conservation rates effective May 1, 2024, (iv) $2.4 million increase in natural gas distribution depreciation from 2023 primarily driven by net additions in natural gas distribution plastic mains and services, and (v) $1.9 million increase in electric production depreciation primarily driven by net additions of generator assets. These increases were partially offset by a $3.6 million decrease in electric amortization primarily due to a decrease in Get to Zero electric tranche amortization.
•Taxes other than income taxes decreased $7.2 million primarily due to: (i) $4.8 million decrease in property taxes and (ii) $3.9 million decrease in state excise taxes.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $7.0 million from net other income of $23.3 million in 2023 to net other income of $30.3 million in 2024, due to an increase of $11.3 million in other income partially offset by an increase of $4.2 million in other expense. The increase in other income was primarily due to a $7.0 million increase in equity AFUDC due to an increase in eligible CWIP. The increase in other expense was primarily due to $2.2 million related to Colstrip major maintenance.
•Interest expense increased $9.9 million primarily due to an increase of $10.7 million in interest expense due to the May 2023 and June 2024 PSE bond issuances and $2.3 million due to the 2024 CCA natural gas recovery. This was partially offset by an increase in debt AFUDC of $6.6 million due to an increase in eligible CWIP.
•Income tax expense increased $20.8 million primarily driven by an increase in pre-tax book income and a $6.8 million increase driven by the discontinuance of the 141Z excess deferred income tax adjustment.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended June 30, 2024 and 2023 is as follows:

PE Summary Results of Operation
Three Months Ended
2024 to 2023 comparison

$ (Millions)
0
-20
-40
-60
$(36.9)
$(4.7)
$3.4
$(0.1)
$0.3
$(6.4)
$15.3
$(29.1)
2023 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2024 Puget Energy Net Income

Three Months Ended June 30, 2024 compared to 2023
Summary Results of Operation
Puget Energy’s net income increased by $7.8 million. This is primarily attributable to a decrease in income tax expense of $15.3 million driven by a decrease in pre-tax book income and a decrease in net loss of $3.4 million at Puget LNG. The increases were partially offset by a decrease in PSE's net income of $4.7 million and an increase in interest expense of $6.4 million due to a higher amount drawn on the PE line of credit in the three months ended June 30, 2024 compared to 2023.

Puget Energy's net income (loss) for the six months ended June 30, 2024 and 2023 is as follows:

PE Summary Results of Operation
Six Months Ended
2024 to 2023 comparison
$ (Millions)
150
100
50
0
-50
$(36.9)
$115.6
$7.4
$(0.3)
$(0.9)
$(8.4)
$24.3
$100.8
2023 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2024 Puget Energy Net Income

Six Months Ended June 30, 2024 compared to 2023
Summary Results of Operation
Puget Energy’s net income increased by $137.8 million. This is primarily attributable to an increase in PSE's net income of $115.6 million, a decrease in tax expense of $24.3 million driven by decreased pre-tax book income and a decrease in net loss of $7.4 million at Puget LNG. The increases were partially offset by an increase in interest expense of $8.4 million due to a higher amount drawn on PE line of credit during the six months ended June 30, 2024 compared to 2023.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, during the six months ended June 30, 2024, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $1.9 billion through 2053.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements
As of June 30, 2024, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition. The Company does have standby letter of credit arrangements. For more information, see Note 10, "Other" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and improve energy system reliability.  The Company had adjusted capital expenditures, resulting in a decrease of $79.0 million compared to forecasted amounts for the six months ended June 30, 2024. The decrease was primarily due to underruns of (i) strategic project spend driven by timing and project schedule constraints, (ii) electric reliability initiatives driven by project savings and (iii) IT operations spend driven by timing of project spend. Construction expenditures, excluding equity AFUDC, totaled $717.0 million for the six months ended June 30, 2024. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	Change
Net income	$144,615	$29,000	$115,615
Non-cash items[1]	442,278	546,459	(104,181)
Changes in cash flow resulting from working capital[2]	19,000	(45,228)	64,228
Regulatory assets and liabilities	8,593	19,201	(10,608)
Purchased gas adjustment	(50,722)	159,676	(210,398)
GHG emission allowances	(60,565)	(60,231)	(334)
Other non-current assets and liabilities[3]	(2,066)	(7,163)	5,097
Net cash provided by operating activities	$501,133	$641,714	$(140,581)
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

Six Months Ended June 30, 2024 compared to 2023
Cash generated from operations for the six months ended June 30, 2024 decreased by $140.6 million, which includes a net income increase of $115.6 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flows resulting from non-cash items decreased $104.2 million primarily due to: (i) a $200.2 million change in net unrealized loss on derivative instruments from $222.9 million in 2023 to $22.7 million in 2024, (ii) change in equity AFUDC of $7.0 million and (iii) a $3.5 million decrease due to deferral of energy exchange cost. The decreases were partially offset by: (i) an increase in deferred income taxes of $79.1 million, (ii) an increase of $12.2 million primarily driven by the disallowance of the Company’s deferred return on its investment in the Tacoma LNG Facility,

(iii) an increase in depreciation and amortization of $11.1 million and (iv) an increase of $3.0 million in conservation amortization. For further details, see "Other Operating Expenses and Other Income (Deductions)" in this Item 2 of this report.
•Cash flows resulting from changes in working capital increased $64.2 million primarily due to: (i) accounts payable decreased faster in 2023 compared to 2024, which led to increased cash inflow of $267.6 million and (ii) a reduction in prepayment for purchased electricity led to $43.9 million of cash inflow. The increases were partially offset by: (i) cash outflow of $193.0 million due to the timing of accounts receivable collections, as the balance of accounts receivable decreased $143.0 million in 2024 compared to a decrease of $336.0 million in 2023, (ii) cash outflow of $31.1 million due to the change in tax payable balance, (iii) cash outflow of $9.3 million related to fuel and natural gas inventory, which marginally changed in 2024 compared to a $9.3 million decrease during the same period in 2023 due to a continued decrease in natural gas prices, (iv) cash outflow of $8.7 million due to higher balances in materials and supplies, and (v) cash outflow of $8.6 million driven by higher incentive payments.
•Cash flows resulting from regulatory assets and liabilities decreased $10.6 million, which was primarily related to major maintenance and major inspections at several generation stations in 2024 that led to higher cash outflow of $6.3 million in the six months ended June 30, 2024 compared to the same period in 2023. In addition, cash outflow related to Washington Commission filing fees was $2.6 million higher in the six months ended June 30, 2024 compared to the same period in 2023.
•Cash flows resulting from purchased gas adjustment decreased $210.4 million, which was mainly driven by an increase in actual natural gas cost and a decrease in allowed PGA recovery in 2024 compared to 2023. Actual natural gas costs led to a $16.2 million increase in 2024 compared to 2023. Meanwhile, the total amount of allowed PGA recovery in 2024 decreased $166.6 million compared to 2023. In addition, there was a $27.6 million refund, including interest, from a counterparty settlement received in 2023.
•Cash flows resulting from other non-current assets and liabilities increased $5.1 million primarily due to increased accruals related to the Company's long-term incentive plan.

Puget Energy	Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	Change
Net income	$(43,782)	$(65,941)	$22,159
Non-cash items[1]	19,976	45,422	(25,446)
Changes in cash flow resulting from working capital[2]	1,939	(1,339)	3,278
Other non-current assets and liabilities[3]	(1,331)	(1,258)	(73)
Net cash provided by operating activities	$(23,198)	$(23,116)	$(82)
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
Six Months Ended June 30, 2024 compared to 2023
Cash generated from operations for the six months ended June 30, 2024, in addition to the changes discussed at PSE above, increased by $0.1 million compared to the same period in 2023, which includes a net income increase of $22.2 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items decreased $25.4 million primarily due to the change in deferred income taxes.
•Changes in cash flow resulting from working capital increased $3.3 million primarily due to (i) a $1.8 million increase due to changes in tax payable balance and (ii) a $1.3 million increase related to the change in PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, which are eliminated upon consolidation of Puget Energy.

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
As of June 30, 2024, both Puget Energy and PSE have stable outlooks from Moody’s, Fitch, and S&P. Although neither Puget Energy nor PSE have any debt whose maturity would be accelerated upon a ratings downgrade, Management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.

Puget Sound Energy
Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at June 30, 2024, PSE could issue:
•Approximately $0.7 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $1.2 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2024; and
•Approximately $1.1 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.8 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2024.
At June 30, 2024, PSE had approximately $9.3 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At June 30, 2024, approximately $1.8 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the merger order by the Washington Commission, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter period prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.0% at June 30, 2024, and the EBITDA to interest expense ratio was 4.8 to 1.0 for the twelve months ended June 30, 2024.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At June 30, 2024, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
For more information on PSE's credit facilities, long term debt, demand promissory note, and shelf registrations see Part I, Item I, Note 10, "Other" of this report and Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Puget Energy
Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.6 to 1.0 for the twelve months ended June 30, 2024.
At June 30, 2024, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
For further information on Puget Energy's credit facilities, shelf registrations, and long-term debt, see Part I, Item 1, Note 10, "Other" included in this report and Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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
Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations and borrowings under its commercial paper program, and its credit facilities to meet short-term funding needs. During periods of financial market or interest rate volatility, the Company may utilize its credit facilities for short term funding needs instead of the commercial paper program. Credit facility borrowings are based on a more stable base rate and the credit spread is fixed. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swaps or other financial hedge instruments to manage the interest rate risk associated with the debt.

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION
Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of June 30, 2024.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For further details, see

Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
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

Item 5.         Other Information

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.         Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

3(i).1
Amended Articles of Incorporation of Puget Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to Puget Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-16305).

3(i).2
Amended and Restated Articles of Incorporation of Puget Sound Energy, Inc (incorporated herein by reference to Exhibit 3.2 Puget Sound Energy's Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-4393).

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

22.1*	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2024 filed on August 1, 2024 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stacy Smith
Stacy Smith Controller & Principal Accounting Officer
Date:	August 1, 2024