Form 10-Q
period 2024-09-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2024-11-05
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

DEFINITIONS

ASU	Accounting Standards Update
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
CCA	Climate Commitment Act
CEIP	Clean Energy Implementation Plan
CETA	Clean Energy Transformation Act
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse gas
GRC	General Rate Case
IBEW	International Brotherhood of Electrical Workers
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
MYRP	Multi-year Rate Plan
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PTCs	Production Tax Credits
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
Puget LNG	Puget LNG, LLC
SERP	Supplemental Executive Retirement Plan
UA	The United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada
Washington Commission	Washington Utilities and Transportation Commission
WDOE	Washington Department of Ecology
WSPP	WSPP, Inc.

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
●
General economic and political conditions, such as the effects of geopolitical tensions related to the ongoing Russia-Ukraine and Middle East conflicts, recessions, fuel prices, international currency fluctuations, corruption, political instability, acts of war, and local and national elections;

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenue:
Electric	$736,113	$770,406	$2,434,458	$2,461,205
Natural gas	182,737	160,233	1,017,096	947,631
Other	8,694	10,381	24,375	36,999
Total operating revenue	927,544	941,020	3,475,929	3,445,835
Operating expenses:
Energy costs:
Purchased electricity	250,822	250,384	892,436	817,739
Electric generation fuel	78,305	127,729	241,293	342,130
Residential exchange	(17,477)	(14,547)	(61,630)	(54,259)
Purchased natural gas	68,243	56,992	472,776	407,391
Unrealized (gain) loss on derivative instruments, net	108,979	(21,695)	131,712	201,230
Utility operations and maintenance	183,915	179,630	579,697	549,118
Non-utility expense and other	10,919	8,342	33,359	38,246
Depreciation & amortization	197,975	189,298	585,317	565,506
Conservation amortization	28,837	23,044	96,326	87,522
Taxes other than income taxes	75,869	72,616	291,226	298,456
Total operating expenses	986,387	871,793	3,262,512	3,253,079
Operating income (loss)	(58,843)	69,227	213,417	192,756
Other income (expense):
Other income	31,350	17,257	73,284	48,249
Other expense	(4,839)	(3,314)	(14,984)	(9,218)
Interest charges:
AFUDC	9,321	6,260	27,389	17,742
Interest expense	(111,642)	(96,635)	(320,926)	(280,068)
Income (loss) before income taxes	(134,653)	(7,205)	(21,820)	(30,539)
Income tax (benefit) expense	(13,545)	(1,908)	(1,545)	11,699
Net income (loss)	$(121,108)	$(5,297)	$(20,275)	$(42,238)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(121,108)	$(5,297)	$(20,275)	$(42,238)
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(459), $(137), $1,088 and $(2,196), respectively	(1,727)	(517)	(4,679)	(8,260)
Other comprehensive income (loss)	(1,727)	(517)	(4,679)	(8,260)
Comprehensive income (loss)	$(122,835)	$(5,814)	$(24,954)	$(50,498)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2024	December 31, 2023
Utility plant (at original cost, including construction work in progress of $1,717,323 and $1,156,265 respectively):
Electric plant	$12,165,985	$11,304,995
Natural gas plant	5,110,359	4,928,725
Common plant	1,068,991	1,003,519
Less: Accumulated depreciation and amortization	(5,000,061)	(4,643,833)
Net utility plant	13,345,274	12,593,406
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	308,805	312,353
Total other property and investments	1,965,318	1,968,866
Current assets:
Cash and cash equivalents	413,147	148,548
Restricted cash	66,016	66,027
Accounts receivable, net of allowance for doubtful accounts of $33,998 and $38,211, respectively	422,100	546,701
Unbilled revenue	174,522	243,342
Materials and supplies, at average cost	189,734	173,445
Fuel and natural gas inventory, at average cost	88,078	87,510
Unrealized gain on derivative instruments	31,373	74,225
GHG emission allowances	58,391	937
Prepaid expense and other	59,696	75,342
Power contract acquisition adjustment gain	6,287	16,358
Total current assets	1,509,344	1,432,435
Other long-term and regulatory assets:
Power cost adjustment mechanism	81,084	48,427
Regulatory assets related to power contracts	5,013	6,266
Other regulatory assets	993,032	1,163,551
Unrealized gain on derivative instruments	14,121	35,324
Power contract acquisition adjustment gain	27,596	30,566
Operating lease right-of-use asset	184,769	194,321
Other	281,278	259,291
Total other long-term and regulatory assets	1,586,893	1,737,746
Total assets	$18,406,829	$17,732,453

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2024	December 31, 2023
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,816,332	3,523,532
Retained earnings	1,246,235	1,419,311
Accumulated other comprehensive income (loss), net of tax	12,860	17,539
Total common shareholder’s equity	5,075,427	4,960,382
Long-term debt:
First mortgage bonds and senior notes	5,862,000	5,062,000
Pollution control bonds	161,860	161,860
Long-term debt	1,600,000	2,000,000
Debt discount issuance costs and other	(186,165)	(187,218)
Total long-term debt	7,437,695	7,036,642
Total capitalization	12,513,122	11,997,024
Current liabilities:
Accounts payable	407,135	455,942
Short-term debt	371,100	598,100
Current maturities of long-term debt	400,000	—
Accrued expenses:
Taxes	100,428	102,627
Salaries and wages	61,695	68,726
Interest	99,006	63,829
Unrealized loss on derivative instruments	147,866	185,788
Power contract acquisition adjustment loss	1,152	1,487
Operating lease liabilities	22,517	21,629
Compliance obligation	58,391	937
Other	85,301	67,653
Total current liabilities	1,754,591	1,566,718
Other long-term and regulatory liabilities:
Deferred income taxes	959,653	950,229
Unrealized loss on derivative instruments	113,063	38,049
Purchased gas adjustment liability	60,483	132,082
Regulatory liabilities	1,113,318	1,022,457
Regulatory liability for deferred income taxes	733,969	760,961
Regulatory liabilities related to power contracts	33,883	46,924
Power contract acquisition adjustment loss	3,861	4,779
Operating lease liabilities	170,311	180,754
Finance lease liabilities	97,848	99,512
Compliance obligation	70,431	168,879
Other deferred credits	782,296	764,085
Total long-term and regulatory liabilities	4,139,116	4,168,711
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$18,406,829	$17,732,453

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2022	200	$—	$3,523,532	$1,465,331	$(24,774)	$4,964,089
Net income (loss)	—	—	—	(31)	—	(31)
Common stock dividend paid	—	—	—	(28,133)	—	(28,133)
Other comprehensive income (loss)	—	—	—	—	(658)	(658)
Balance at March 31, 2023	200	$—	$3,523,532	$1,437,167	$(25,432)	$4,935,267
Net income (loss)	—	—	—	(36,910)	—	(36,910)
Common stock dividend paid	—	—	—	(14,292)	—	(14,292)
Other comprehensive income (loss)	—	—	—	—	(7,085)	(7,085)
Balance at June 30, 2023	200	$—	$3,523,532	$1,385,965	$(32,517)	$4,876,980
Net income (loss)	—	—	—	(5,297)	—	(5,297)
Common stock dividend paid	—	—	—	(11,295)	—	(11,295)
Other comprehensive income (loss)	—	—	—	—	(517)	(517)
Balance at September 30, 2023	200	$—	$3,523,532	$1,369,373	$(33,034)	$4,859,871
Balance at December 31, 2023	200	$—	$3,523,532	$1,419,311	$17,539	$4,960,382
Net income (loss)	—	—	—	129,909	—	129,909
Common stock dividend paid	—	—	—	(84,050)	—	(84,050)
Other comprehensive income (loss)	—	—	—	—	(2,399)	(2,399)
Balance at March 31, 2024	200	$—	$3,523,532	$1,465,170	$15,140	$5,003,842
Net income (loss)	—	—	—	(29,076)	—	(29,076)
Common stock dividend paid	—	—	—	(56,891)	—	(56,891)
Capital contribution	—	—	292,800	—	—	292,800
Other comprehensive income (loss)	—	—	—	—	(553)	(553)
Balance at June 30, 2024	200	$—	$3,816,332	$1,379,203	$14,587	$5,210,122
Net income (loss)	—	—	—	(121,108)	—	(121,108)
Common stock dividend paid	—	—	—	(11,860)	—	(11,860)
Other comprehensive income (loss)	—	—	—	—	(1,727)	(1,727)
Balance at September 30, 2024	200	$—	$3,816,332	$1,246,235	$12,860	$5,075,427

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net Income (loss)	$(20,275)	$(42,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	585,317	565,506
Conservation amortization	96,326	87,522
Deferred income taxes and tax credits, net	(18,656)	(83,024)
Net unrealized (gain) loss on derivative instruments	131,712	201,230
AFUDC - equity	(41,159)	(28,516)
Other non-cash	(12,603)	(11,312)
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	(9,322)	134,755
Purchased gas adjustment	(71,600)	174,840
GHG emission allowances	(83,910)	(112,037)
Other long term assets and liabilities	(24,164)	(26,413)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	193,421	369,279
Materials and supplies	(16,289)	(20,219)
Fuel and natural gas inventory	(568)	(3,654)
Prepayments and other	41,225	8,180
Accounts payable	(77,349)	(289,853)
Taxes payable	(2,199)	25,998
Other	27,993	18,035
Net cash provided by (used in) operating activities	679,900	950,079
Investing activities:
Construction expenditures - excluding equity AFUDC	(1,143,829)	(875,359)
Other	1,874	14,020
Net cash provided by (used in) investing activities	(1,141,955)	(861,339)
Financing activities:
Change in short-term debt, net	(227,000)	(231,400)
Dividends paid	(152,801)	(53,720)
Investment from Parent	292,800	—
Proceeds from long-term debt and bonds issued	793,892	396,488
Other	19,752	16,445
Net cash provided by (used in) financing activities	726,643	127,813
Net increase (decrease) in cash, cash equivalents, and restricted cash	264,588	216,553
Cash, cash equivalents, and restricted cash at beginning of period	214,575	168,785
Cash, cash equivalents, and restricted cash at end of period	$479,163	$385,338
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$246,252	$227,186
Cash payments (refunds) for income taxes	37,065	50,707
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$126,512	$71,198
Change in ARO estimate eliminated from cash flows	18,957	—

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenue:
Electric	$736,113	$770,406	$2,434,458	$2,461,205
Natural gas	184,090	161,266	1,019,434	948,664
Other	40	933	222	16,271
Total operating revenue	920,243	932,605	3,454,114	3,426,140
Operating expenses:
Energy costs:
Purchased electricity	250,822	250,384	892,436	817,739
Electric generation fuel	78,305	127,729	241,293	342,130
Residential exchange	(17,477)	(14,547)	(61,630)	(54,259)
Purchased natural gas	68,243	56,992	472,776	407,391
Unrealized (gain) loss on derivative instruments, net	108,979	(21,695)	131,712	201,230
Utility operations and maintenance	183,915	179,630	579,697	549,118
Non-utility expense and other	5,719	3,342	15,912	18,076
Depreciation & amortization	196,298	187,622	580,304	560,480
Conservation amortization	28,837	23,044	96,326	87,522
Taxes other than income taxes	76,895	73,638	293,600	297,534
Total operating expenses	980,536	866,139	3,242,426	3,226,961
Operating income (loss)	(60,293)	66,466	211,688	199,179
Other income (expense):
Other income	30,651	17,131	71,073	46,300
Other expense	(4,839)	(3,314)	(14,984)	(9,218)
Interest charges:
AFUDC	9,321	6,260	27,389	17,742
Interest expense	(84,148)	(72,445)	(237,529)	(209,356)
Income (loss) before income taxes	(109,308)	14,098	57,637	44,647
Income tax (benefit) expense	(18,408)	695	3,922	2,244
Net income (loss)	$(90,900)	$13,403	$53,715	$42,403

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(90,900)	$13,403	$53,715	$42,403
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(313), $(10), $1,512 and $(1,803), respectively.	(1,174)	(38)	(3,080)	(6,787)
Amortization of treasury interest rate swaps to earnings, net of tax of $25, $25, $76 and $77, respectively.	97	97	290	289
Other comprehensive income (loss)	(1,077)	59	(2,790)	(6,498)
Comprehensive income (loss)	$(91,977)	$13,462	$50,925	$35,905

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2024	December 31, 2023
Utility plant (at original cost, including construction work in progress of $1,717,323 and $1,156,265, respectively):
Electric plant	$13,888,041	$13,043,559
Natural gas plant	5,659,534	5,480,496
Common plant	1,089,737	1,024,319
Less: Accumulated depreciation and amortization	(7,292,038)	(6,954,968)
Net utility plant	13,345,274	12,593,406
Other property and investments:
Other property and investments	70,673	69,808
Total other property and investments	70,673	69,808
Current assets:
Cash and cash equivalents	409,839	144,825
Restricted cash	66,016	66,027
Accounts receivable, net of allowance for doubtful accounts of $33,998 and $38,211, respectively	421,465	546,463
Unbilled revenue	174,522	243,342
Materials and supplies, at average cost	189,734	173,445
Fuel and natural gas inventory, at average cost	86,757	85,726
Unrealized gain on derivative instruments	31,373	74,225
GHG emission allowances	58,391	937
Prepaid expense and other	59,633	75,323
Total current assets	1,497,730	1,410,313
Other long-term and regulatory assets:
Power cost adjustment mechanism	81,084	48,427
Other regulatory assets	993,032	1,163,551
Unrealized gain on derivative instruments	14,121	35,324
Operating lease right-of-use asset	184,769	194,321
Other	279,126	256,617
Total other long-term and regulatory assets	1,552,132	1,698,240
Total assets	$16,465,809	$15,771,767

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2024	December 31, 2023
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,927,905	3,635,105
Retained earnings	1,457,594	1,473,218
Accumulated other comprehensive income (loss), net of tax	(61,184)	(58,394)
Total common shareholder’s equity	5,325,174	5,050,788
Long-term debt:
First mortgage bonds and senior notes	5,862,000	5,062,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(46,484)	(39,813)
Total long-term debt	5,977,376	5,184,047
Total capitalization	11,302,550	10,234,835
Current liabilities:
Accounts payable	407,136	457,965
Short-term debt	—	336,600
Accrued expenses:
Taxes	101,014	102,775
Salaries and wages	61,695	68,726
Interest	79,362	53,834
Unrealized loss on derivative instruments	147,866	185,788
Operating lease liabilities	22,517	21,629
Compliance obligation	58,391	937
Other	85,301	67,653
Total current liabilities	963,282	1,295,907
Other long-term and regulatory liabilities:
Deferred income taxes	1,062,990	1,078,847
Unrealized loss on derivative instruments	113,063	38,049
Purchased gas adjustment liability	60,483	132,082
Regulatory liabilities	1,112,054	1,021,193
Regulatory liabilities for deferred income tax	734,617	761,621
Operating lease liabilities	170,311	180,754
Finance lease liabilities	97,848	99,512
Compliance obligation	70,431	168,879
Other deferred credits	778,180	760,088
Total long-term and regulatory liabilities	4,199,977	4,241,025
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$16,465,809	$15,771,767

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2022	85,903,791	$859	$3,535,105	$1,438,163	$(103,044)	$4,871,083
Net income (loss)	—	—	—	27,535	—	27,535
Common stock dividend paid	—	—	—	(28,002)	—	(28,002)
Other comprehensive income (loss)	—	—	—	—	133	133
Balance at March 31, 2023	85,903,791	$859	$3,535,105	$1,437,696	$(102,911)	$4,870,749
Net income (loss)	—	—	—	1,465	—	1,465
Common stock dividend paid	—	—	—	(22,000)	—	(22,000)
Other comprehensive income (loss)	—	—	—	—	(6,690)	(6,690)
Balance at June 30, 2023	85,903,791	$859	$3,535,105	$1,417,161	$(109,601)	$4,843,524
Net income (loss)	—	—	—	13,403	—	13,403
Common stock dividend paid	—	—	—	(635)	—	(635)
Capital contribution	—	—	100,000	—	—	100,000
Other comprehensive income (loss)	—	—	—	—	59	59
Balance at September 30, 2023	85,903,791	$859	$3,635,105	$1,429,929	$(109,542)	$4,956,351
Balance at December 31, 2023	85,903,791	$859	$3,635,105	$1,473,218	$(58,394)	$5,050,788
Net income (loss)	—	—	—	147,899	—	147,899
Common stock dividend paid	—	—	—	(54,999)	—	(54,999)
Other comprehensive income (loss)	—	—	—	—	(1,774)	(1,774)
Balance at March 31, 2024	85,903,791	$859	$3,635,105	$1,566,118	$(60,168)	$5,141,914
Net income (loss)	—	—	—	(3,284)	—	(3,284)
Common stock dividend paid	—	—	—	(14,340)	—	(14,340)
Capital contribution	—	—	292,800	—	—	292,800
Other comprehensive income (loss)	—	—	—	—	61	61
Balance at June 30, 2024	85,903,791	$859	$3,927,905	$1,548,494	$(60,107)	$5,417,151
Net income (loss)	—	—	—	(90,900)	—	(90,900)
Other comprehensive income (loss)	—	—	—	—	(1,077)	(1,077)
Balance at September 30, 2024	85,903,791	$859	$3,927,905	$1,457,594	$(61,184)	$5,325,174

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net Income (loss)	$53,715	$42,403
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	580,304	560,480
Conservation amortization	96,326	87,522
Deferred income taxes and tax credits, net	(44,451)	(127,228)
Net unrealized (gain) loss on derivative instruments	131,712	201,230
AFUDC - equity	(41,159)	(28,516)
Other non-cash	(20,482)	(19,190)
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	(9,322)	134,755
Purchased gas adjustment	(71,600)	174,840
GHG emission allowances	(83,910)	(112,037)
Other long term assets and liabilities	(22,137)	(24,545)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	193,818	368,054
Materials and supplies	(16,289)	(20,219)
Fuel and natural gas inventory	(1,031)	(4,372)
Prepayments and other	41,269	8,256
Accounts payable	(79,371)	(288,415)
Taxes payable	(1,761)	27,100
Other	18,344	9,518
Net cash provided by (used in) operating activities	705,975	971,636
Investing activities:
Construction expenditures - excluding equity AFUDC	(1,143,346)	(875,139)
Other	1,874	14,020
Net cash provided by (used in) investing activities	(1,141,472)	(861,119)
Financing activities:
Change in short-term debt, net	(336,600)	(357,000)
Dividends paid	(69,339)	(50,637)
Investment from Parent	292,800	100,000
Proceeds from long-term debt and bonds issued	793,892	396,488
Other	19,747	16,457
Net cash provided by (used in) financing activities	700,500	105,308
Net increase (decrease) in cash, cash equivalents, and restricted cash	265,003	215,825
Cash, cash equivalents, and restricted cash at beginning of period	210,852	165,885
Cash, cash equivalents, and restricted cash at end of period	$475,855	$381,710
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$180,382	$172,869
Cash payments (refunds) for income taxes	67,888	84,357
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$126,512	$71,198
Change in ARO estimate eliminated from cash flows	18,957	—

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
The following table presents the activity in the allowance for credit losses for accounts receivable for the nine months ended September 30, 2024 and 2023:

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023
Allowance for credit losses:
Beginning balance	$38,211	$41,962
Provision for credit loss expense	26,570	23,550
Receivables charged-off	(30,783)	(29,005)
Total ending allowance balance[1]	$33,998	$36,507
_____________
1 $23.6 million and $12.2 million of provision related to balances of deferred costs specific to COVID-19 as of September 30, 2024 and 2023, respectively.

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
Pursuant to an order by the Washington Commission, PSE will be allocated approximately 43.0% of common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility will be allocated to Puget LNG. Per this allocation of costs, $236.1 million and $240.5 million of non-utility plant operating cost is reported in the Puget Energy "Other property and investments" line item as of September 30, 2024 and December 31, 2023, respectively. Additionally, $17.4 million and $20.3 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the nine months ended September 30, 2024, and September 30, 2023, respectively. Further, $230.5 million and $235.6 million of natural gas plant related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of September 30, 2024 and December 31, 2023, respectively, as PSE is a regulated entity.

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
Purchased energy of $65.7 million and $64.2 million were recognized in purchased electricity on the Company's consolidated statements of income for the nine months ended September 30, 2024 and September 30, 2023, respectively. Additionally, $11.7 million and $14.6 million were included in accounts payable on the Company's balance sheet as of September 30, 2024 and December 31, 2023, respectively.
For further information on the Company's accounting policies, see Part II, Item 8, Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides temporary optional expedients and exceptions to the current guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". ASU 2022-06 postpones the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. As of September 30, 2024, the Company is not aware of any current agreements that reference LIBOR and thus, has not utilized any practical expedients. The Company continues to monitor whether any new agreements are entered into which reference LIBOR and if the expedients would be utilized through the allowed period of December 31, 2024.

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

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three and nine months ended September 30, 2024 and September 30, 2023:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30, 2024
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$346,658	$78,517	$—	$425,175
Commercial	281,178	49,614	—	330,792
Industrial	31,634	3,818	—	35,452
Other	5,795	—	—	5,795
Wholesale	68,485	—	—	68,485
Transmission and transportation	7,297	6,434	—	13,731
Miscellaneous[2]	11,250	41,464	8,694	61,408
Total revenue from contracts with customers	$752,297	$179,847	$8,694	$940,838
Total other revenue[3]	(16,184)	2,890	—	(13,294)
Total operating revenue	$736,113	$182,737	$8,694	$927,544
_____________
1 Other includes $8.7 million of Puget LNG revenues recorded at Puget Energy.
2 Miscellaneous natural gas revenue includes $41.2 million for the regulatory offset of CCA auction proceeds passed back to customers.
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

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Nine Months Ended September 30, 2024
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$1,207,130	$522,522	$—	$1,729,652
Commercial	857,267	250,068	—	1,107,335
Industrial	97,750	18,685	—	116,435
Other	17,585	—	—	17,585
Wholesale	223,596	—	—	223,596
Transmission and transportation	26,619	22,144	—	48,763
Miscellaneous[2]	23,463	200,768	24,375	248,606
Total revenue from contracts with customers	$2,453,410	$1,014,187	$24,375	$3,491,972
Total other revenue[3]	(18,952)	2,909	—	(16,043)
Total operating revenue	$2,434,458	$1,017,096	$24,375	$3,475,929
_____________
1 Other includes $24.2 million of Puget LNG revenues recorded at Puget Energy.
2 Miscellaneous natural gas revenue includes $206.0 million for the regulatory offset of CCA auction proceeds passed back to customers.
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

Based on management’s best estimate of commencement, the Company expects to recognize this revenue over the following time periods:

Puget Energy
(Dollars in Thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Remaining performance obligations	$5,238	$19,828	$19,454	$19,454	$19,454	$102,135	$185,563

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	September 30, 2024			December 31, 2023
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives	*	$39,585	$205,209	*	$93,028	$126,939
Natural gas derivatives (MMBtus)[3]	237	5,909	55,720	301	16,521	96,898
Total derivative contracts		$45,494	$260,929		$109,549	$223,837
Current		$31,373	$147,866		$74,225	$185,788
Long-term		14,121	113,063		35,324	38,049
Total derivative contracts		$45,494	$260,929		$109,549	$223,837
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
* Electric portfolio derivatives consist of electric generation fuel of 254.9 million MMBtu and purchased electricity of 13.4 million MWhs at September 30, 2024, and 315.6 million MMBtus and 2.3 million MWhs at December 31, 2023.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At September 30, 2024
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$45,494	$—	$45,494	$(39,821)	$—	$5,673
Liabilities:
Energy derivative contracts	$260,929	$—	$260,929	$(39,821)	$(6,030)	$215,078

Puget Energy and Puget Sound Energy	At December 31, 2023
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$109,549	$—	$109,549	$(82,206)	$—	$27,343
Liabilities:
Energy derivative contracts	$223,837	$—	$223,837	$(82,206)	$(84)	$141,547
_______________
1 All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

The following table presents the effect and classification of the realized and unrealized gains (losses) of the Company's derivatives recorded on the statements of income:

Puget Energy and Puget Sound Energy		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	Classification	2024	2023	2024	2023
Gas for power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	$(6,807)	$38,966	$(3,550)	$(75,373)
Realized	Electric generation fuel	(32,988)	(23,442)	(63,888)	51,253
Power derivatives:
Unrealized	Unrealized gain (loss) on derivative instruments, net	(102,172)	(17,271)	(128,162)	(125,857)
Realized	Purchased electricity	(14,977)	25,076	(61,307)	72,208
Total gain (loss) recognized in income on derivatives		$(156,944)	$23,329	$(256,907)	$(77,769)

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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2024, approximately 99.8% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated investment grade by rating agencies and 0.2% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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

The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of September 30, 2024, PSE had cash posted as collateral of $9.7 million related to contracts executed on the ICE platform. As a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions, PSE maintains a standby letter of credit agreement with TD Bank. As of September 30, 2024, PSE had no cash posted with ICE NGX, and $4.1 million was issued under the standby letter of credit agreement in support of natural gas and carbon allowance purchases. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the nine months ended September 30, 2024.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30, 2024			At December 31, 2023
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$112,218	$—	$112,218	$13,384	$—	$13,384
Requested credit for adequate assurance	31,565	—	—	53,427	—	—
Forward value of contract[3]	6,412	9,742	N/A	84	12,429	N/A
Total	$150,195	$9,742	$112,218	$66,895	$12,429	$13,384
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. The carrying value of other investments of $45.1 million and $44.6 million at September 30, 2024 and December 31, 2023 respectively, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		September 30, 2024		December 31, 2023
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$7,437,695	$7,396,449	$7,036,642	$6,855,503
Total liabilities		$7,437,695	$7,396,449	$7,036,642	$6,855,503

Puget Sound Energy		September 30, 2024		December 31, 2023
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$5,977,376	$5,869,739	$5,184,047	$5,007,483
Total liabilities		$5,977,376	$5,869,739	$5,184,047	$5,007,483
_______________
1 The carrying value includes debt issuances costs of $21.8 million and $21.0 million for September 30, 2024 and December 31, 2023, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $22.5 million and $21.2 million for September 30, 2024 and December 31, 2023, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At September 30, 2024			Fair Value At December 31, 2023
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$17,906	$21,679	$39,585	$42,254	$50,774	$93,028
Natural gas derivative instruments	3,304	2,605	5,909	11,647	4,874	16,521
Total assets	$21,210	$24,284	$45,494	$53,901	$55,648	$109,549
Liabilities:
Electric derivative instruments	$95,060	$110,149	$205,209	$103,427	$23,512	$126,939
Natural gas derivative instruments	55,055	665	55,720	95,875	1,023	96,898
Compliance obligations	70,431	—	70,431	168,879	—	168,879
Total liabilities	$220,546	$110,814	$331,360	$368,181	$24,535	$392,716

The following tables presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
(Dollars in Thousands)	2024			2023
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$3,041	$2,022	$5,063	$57,907	$104	$58,011
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	(97,624)	—	(97,624)	(12,551)	—	(12,551)
Included in regulatory assets / liabilities	—	1,217	1,217	—	3,808	3,808
Settlements	6,113	(1,299)	4,814	(9,752)	(351)	(10,103)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$(88,470)	$1,940	$(86,530)	$35,604	$3,561	$39,165

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2024			2023
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$27,262	$3,851	$31,113	$116,078	$(127)	$115,951
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[2]	(148,522)	—	(148,522)	(47,613)	—	(47,613)
Included in regulatory assets / liabilities	—	1,741	1,741	—	3,852	3,852
Settlements	32,790	(3,652)	29,138	(33,078)	(334)	(33,412)
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	217	170	387
Balance at end of period	$(88,470)	$1,940	$(86,530)	$35,604	$3,561	$39,165
_______________
1 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(90.9) million and $(16.1) million for the three months ended September 30, 2024 and 2023, respectively.
2 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(112.4) million and $(25.9) million for the nine months ended September 30, 2024 and 2023, respectively.

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
The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of September 30, 2024:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$21,679	$110,149	Discounted cash flow	Power prices (per MWh)	$20.10	$149.85	$73.29
Natural gas	$2,605	$665	Discounted cash flow	Natural gas prices (per MMBtu)	$2.10	$5.86	$4.50
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2023:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$50,774	$23,512	Discounted cash flow	Power prices (per MWh)	$69.51	$188.63	$99.55
Natural gas	$4,874	$1,023	Discounted cash flow	Natural gas prices (per MMBtu)	$2.20	$6.28	$3.55
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of September 30, 2024 and December 31, 2023, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $60.1 million and $16.9 million, respectively.

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
As of September 30, 2024, Puget Energy completed valuation and impairment testing of its power purchase contracts classified as intangible assets and determined that no impairment was needed. These intangible assets exist as a result of the merger in 2009, at which time the consolidated assets and liabilities were revalued in accordance with ASC 805, "Business Combinations."

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
The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2024 and 2023:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$4,654	$4,632	$—	$—	$47	$44
Interest cost	7,788	8,094	342	370	97	99
Expected return on plan assets	(13,724)	(12,660)	—	—	(61)	(64)
Amortization of prior service cost	—	—	—	—	8	7
Amortization of net loss (gain)	(671)	(612)	(10)	—	(24)	(57)
Net periodic benefit cost	$(1,953)	$(546)	$332	$370	$67	$29

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$13,962	$13,898	$—	$141	$148	$138
Interest cost	23,364	24,281	1,027	1,219	305	330
Expected return on plan assets	(41,172)	(37,980)	—	—	(216)	(223)
Amortization of prior service cost	—	—	—	146	25	21
Amortization of net loss (gain)	(2,013)	(1,836)	(31)	—	(105)	(158)
Net periodic benefit cost	$(5,859)	$(1,637)	$996	$1,506	$157	$108

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$4,654	$4,632	$—	$—	$47	$44
Interest cost	7,788	8,094	342	370	97	99
Expected return on plan assets	(13,724)	(12,660)	—	—	(61)	(64)
Amortization of prior service cost	—	—	—	—	8	7
Amortization of net loss (gain)	—	—	(5)	—	(22)	(64)
Net periodic benefit cost	$(1,282)	$66	$337	$370	$69	$22

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	2024	2023	2024	2023
Components of net periodic benefit cost:
Service cost	$13,962	$13,898	$—	$141	$148	$138
Interest cost	23,364	24,281	1,027	1,219	305	330
Expected return on plan assets	(41,172)	(37,981)	—	—	(216)	(223)
Amortization of prior service cost	—	—	—	146	25	21
Amortization of net loss (gain)	—	—	(16)	44	(105)	(173)
Net periodic benefit cost	$(3,846)	$198	$1,011	$1,550	$157	$93

The following table summarizes the Company’s change in benefit obligation for the periods ended September 30, 2024 and December 31, 2023:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
(Dollars in Thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Change in benefit obligation:
Benefit obligation at beginning of period	$609,103	$589,278	$26,824	$32,046	$8,597	$9,015
Amendments	—	—	—	—	—	78
Service cost	13,962	18,530	—	143	148	184
Interest cost	23,364	32,375	1,027	1,589	305	439
Curtailment loss / (gain)	—	—	—	(2,772)	—	—
Actuarial loss (gain)	1,450	8,469	—	(661)	161	(52)
Benefits paid	(34,607)	(38,258)	(1,498)	(3,521)	(868)	(1,067)
Administrative expense	—	(1,291)	—	—	—	—
Benefit obligation at end of period	$613,272	$609,103	$26,353	$26,824	$8,343	$8,597

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2024, are expected to be at least $18.0 million, $2.0 million and $0.2 million, respectively. The Company contributed $18.0 million to fund the qualified pension plan during the nine months ended September 30, 2024 and the nine months ended September 30, 2023. In addition, the Company contributed $1.5 million and $3.0 million to fund the SERP during each of the nine months ended September 30, 2024 and the nine months ended September 30, 2023, respectively. The Company contributed an immaterial amount to fund the other postretirement plans.

(7) Regulation and Rates

General Rate Case
PSE filed a GRC which includes a two year MYRP with the Washington Commission on February 15, 2024, requesting an overall increase in electric and natural gas rates of 6.7% and 19.0% respectively in rate year one (expected to approximate calendar year 2025) and 8.5% and 2.1%, respectively in rate year two (expected to approximate calendar year 2026). PSE requested a return on equity of 9.95% for the first rate year beginning in 2025 and 10.5% for the second rate year beginning in 2026. PSE requested an overall rate of return of 7.65% in rate year one and 7.99% in rate year two. The filing requests recovery of forecasted plant additions through 2024 as required by Revised Code of Washington (RCW) 80.28.425 as well as forecasted plant additions through 2026, the final year of the MYRP. The procedural calendar for the adjudication of the case is set, with evidentiary hearing occurring on November 4th and 5th of 2024. The Company estimates the approved rates from this proceeding will become effective by statute approximately 11 months after filings. On August 6, 2024, intervenor response testimony was filed with the Washington Commission, to which PSE filed rebuttal testimony on September 18, 2024.
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
On November 22, 2023, PSE filed proposed revisions to its natural gas rates to incorporate allowance costs and auction proceeds in Docket UG-230968. In the filing PSE sought to update rates pertaining to amounts deferred from January 2023 through September 2023 and to add new language to the tariff that would enable PSE to fund decarbonization projects using a portion of the projected no cost allowances revenues. The request, as revised by PSE on December 19, 2023, represented a revenue increase of $29.1 million. The Washington Commission suspended the tariff sheets but allowed the rates to go into effect on an interim basis, subject to refund, on January 1, 2024. The Washington Commission had a hearing for the issue of risk sharing of CCA compliance costs on October 9, 2024 and has not yet issued an order.
As of September 30, 2024, PSE has not sought cost recovery for its allowance costs for electric operations. The ongoing recovery of allowance costs and pass back of proceeds from the sale of consigned no-cost allowances for PSE's natural gas operations is consistent with the approved accounting petitions in Dockets No. UG-220975 and UG-230471. As of September 30, 2024, PSE recorded a regulatory liability of $89.9 million, which represents the amounts to date collected in customer natural gas rates for CCA obligation costs, net of the expense incurred for the purchase of allowances for electric and natural gas operations. Additionally, PSE will continue to consign for auction at least the minimum amount of no-cost emission allowances allocated for natural gas operations in compliance with the CCA, the proceeds of which will continue to be used for the benefit of natural gas customers, as determined by the Washington Commission. PSE does not record a regulatory liability to defer the proceeds until consigned allowances are sold at auction. As of September 30, 2024, PSE recorded a regulatory asset of $26.9 million, which represents the proceeds from the sale of consigned natural gas GHG emission allowances passed back through customer rates, net of proceeds received from the sale of consigned allowances sold at auction.

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
Based on the analysis as of September 30, 2024, $0.1 million and zero reserve adjustment was recorded to electric and natural gas decoupling revenue as of September 30, 2024, respectively. No reserve adjustment was recorded for electric or natural gas decoupling revenue as of September 30, 2023.

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

For the nine months ended September 30, 2024, in its PCA mechanism, PSE under recovered its allowable costs by $111.1 million of which $75.5 million was apportioned to customers and $2.3 million of interest was accrued on the deferred customer balance. This compares to an over recovery of allowable costs of $66.2 million for the nine months ended September 30, 2023, of which $38.5 million was apportioned to customers and $3.6 million of interest was accrued on the total deferred customer balance.

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
On April 30, 2024, PSE filed the 2023 PCA compliance report, in Docket No. 240288, that proposed to pass back 2023 deferred balances from October 1, 2024 to December 31, 2025, resulting in credits to customers of $22.2 million. Additionally, PSE requested to recover the forecasted 2024 deferred balance of $98.2 million from October 1, 2024 to December 31, 2025. On September 26, 2024, the Washington Commission approved the filing as proposed with rates going into effect October 1, 2024 and January 1, 2025.

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
On October 24, 2024, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-240708, effective November 1, 2024. As part of that filing, PSE requested an annual overall revenue increase of $124.4 million, where PGA rates, under Schedule 101, decrease annual revenue by $2.6 million and the tracker rates, under Schedule 106, increase annual revenue by $127.0 million. The revenue increase in Schedule 106 is primarily due to the cessation of the counterparty refund of $28.1 million, mentioned above, that was amortized as a credit in 2023 and $142.8 million in commodity deferrals that were passed back to customers.

The following table presents the PGA mechanism balances and activity for the nine months ended September 30, 2024 and the twelve months ended December 31, 2023:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30,	At December 31,
	2024	2023
PGA (liability)/receivable beginning balance	$(132,082)	$(3,536)
Actual natural gas costs	287,111	404,897
Allowed PGA recovery	(210,102)	(521,882)
Interest	(5,410)	(7,639)
Refund/interest from counterparty settlement	—	(3,922)
PGA (liability)/receivable ending balance	$(60,483)	$(132,082)

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the nine months ended September 30, 2024, PSE incurred $13.3 million in weather-related electric transmission and distribution system restoration costs, of which the Company deferred $2.8 million as regulatory assets related to storms that occurred in 2024. This compares to $6.1 million incurred in weather-related electric transmission and distribution system restoration costs for the nine months ended September 30, 2023, of which the Company deferred zero and $2.1 million as regulatory assets related to storms that occurred in 2023 and 2022, respectively. Under the 2017 GRC Order, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the $10.0 million annual cost threshold.

(8) Commitments and Contingencies

Legal Matters
Washington Climate Commitment Act
In 2021, the Washington Legislature adopted the CCA, which establishes a GHG emissions cap-and-invest program that requires covered entities, including electric and natural gas utilities, to purchase allowances to cover their GHG emissions with a cap on available allowances beginning on January 1, 2023 that declines annually through 2050. The WDOE published final regulations to implement the program on September 29, 2022, which became effective on October 30, 2022. The WDOE also indicated that there will be subsequent rulemakings building off initial rulemaking as program implementation proceeds and Washington carbon goal progress is evaluated.
Compliance with the CCA requires covered entities to obtain allowances equal to their emissions and submit to the WDOE annually according to a staggered four-year compliance schedule. For the first three years of each compliance period, covered entities must submit allowances to cover at least 30% of their annual compliance obligation, as determined by the WDOE, no later than November 1st of the following year. For the fourth year of each compliance period, covered entities must submit sufficient allowances to cover 100% of their full four-year compliance obligation, as determined by the WDOE.
The WDOE provided an initial allocation of no-cost allowances to electric utilities, including PSE, on April 24, 2023. However, qualifying electric utilities were allowed to submit revised emissions forecasts approved by the Washington Commission to WDOE. PSE filed its revised forecast of 2023 emission in Docket No. UE 220797, which was approved by the Washington Commission on July 27, 2023, and approved by the WDOE on September 27, 2023. Accordingly, the Company's compliance obligation as of September 30, 2024 reflects the revised allowance allocation in addition to allowances received based on PSE's forecast of 2023 and 2024 emissions.
On September 30, 2024, the WDOE provided notice to PSE that its 2023 annual compliance obligation was confirmed based on its 2023 reported covered emissions as previously reported to the WDOE. On October 16, 2024, the WDOE held a meeting with electric utilities, including PSE, regarding CCA compliance issues related to calendar year 2023, at which time WDOE stated that based on current information it will not make further adjustments (or “true up”) accounting for allocation methods, forecasts or cost burden associated with calendar year 2023 for any electric utilities, including PSE, except for administrative costs, at the current time. The WDOE also indicated that there will be future meetings with electric utilities on how the adjustment (or “true-up”) mechanism will work going forward and that the WDOE would provide electric utilities advance notice if any such adjustments were being considered. Based on the determinations made by the WDOE in the aforementioned notices, PSE recorded a compliance obligation of $15.0 million for allowances for electric operations as of September 30, 2024. Given the potential for future rulemakings and the WDOE's ability to adjust no-cost allowances during the compliance period, there is estimation uncertainty surrounding the Company's ability to estimate its compliance obligation both on an annual basis and a four-year compliance period, prior to a final WDOE determination.
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

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE has accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025 as part of the 2019 GRC. The 2017 GRC repurposed PTCs and hydro-related treasury grants to recover unrecovered plant costs and to fund and recover decommissioning and remediation costs for Colstrip Units 1 through 4. Additional costs beyond those covered by PTCs and hydro-related treasury grants are being recovered through a separate Colstrip tariff as part of the 2022 GRC. In 2022, PSE and Talen Energy signed an agreement to transfer PSE's ownership interest in Colstrip Units 3 and 4 to Talen Energy on December 31, 2025. However, Talen emerged from a Chapter 11 bankruptcy in May 2023 without approval of the 2022 transfer agreement, which the parties agree makes the transfer agreement unenforceable. Given that the transfer contemplated by that agreement will not proceed, PSE entered into an agreement with NorthWestern Energy on July 30, 2024 to transfer PSE's ownership interest in Colstrip Units 3 and 4 to NorthWestern Energy on December 31, 2025. Management evaluated Colstrip Units 3 and 4 and determined that the applicable held for sale and abandonment accounting criteria were not met as of December 31, 2023 and September 30, 2024. Colstrip Units 3 and 4 are classified as electric utility plant on the Company's balance sheet as of September 30, 2024 and December 31, 2023.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, during the nine months ended September 30, 2024, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $2.7 billion through 2053.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

(9)  Leases

As of September 30, 2024, there have been no material changes regarding the Company's leases. For further information, see Part II, Item 8, Note 9, "Leases" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
On May 23, 2024, PSE entered into a battery storage tolling agreement that will be accounted for as a lease upon commencement. The lease is expected to commence in September 2027 and has a term of 25 years. The expected total contract consideration will approximate $856.2 million over the lease term.

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

Liquidity Facilities and Other Financing Arrangements
As of September 30, 2024, $371.1 million was drawn and outstanding under Puget Energy's facility, which was classified as short-term debt on Puget Energy's consolidated balance sheet.
As of September 30, 2024, there was no amount outstanding under the commercial paper program at PSE and no amount was drawn under PSE's credit facility. Outside of the credit facility, PSE maintains a standby letter of credit with TD Bank allowing for standby letter of credit postings of up to $150.0 million as a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions. As of September 30, 2024, $4.1 million was issued under a standby letter of credit with TD Bank in support of natural gas purchases on the NGX in Canada. Additionally, PSE had a $1.9 million letter of credit in support of a long-term transmission contract. In support of purchase power contracts, PSE posted cash collateral of $15.2 million and maintained two standby letters of credit in the amounts of $24.0 million and $13.5 million.
On June 17, 2024, Puget Energy received $292.8 million as an equity contribution from Puget Equico LLC, Puget Energy's parent company. Puget Energy then contributed $292.8 million to PSE as an equity contribution. The proceeds from the equity contribution were used for general corporate purposes.
For further information on the Company's long-term and short-term debt, credit facilities and other financing arrangements, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Beaver Creek Wind Project
Beaver Creek is a utility-scale wind project located in Stillwater County, Montana, with an expected nameplate capacity of 248 MW that is expected to commence commercial operations in 2025. On September 15, 2023, PSE executed a membership interest purchase agreement with Caithness Beaver Creek, LLC for a 100% ownership interest in Caithness Montana Wind, LLC, which closed on December 1, 2023. Total consideration is expected to be $44.6 million of which $23.8 million has been paid as of September 30, 2024 and the remaining balance is expected to be paid in the third quarter of 2025. On December 1, 2023, PSE entered into a turbine supply agreement with GE Renewables North America, LLC to purchase 88 wind turbines. Total consideration is expected to be $266.9 million of which $229.5 million has been paid as of September 30, 2024 and the remaining balance is expected to paid throughout 2024 and the first quarter of 2025 as turbines are delivered and the project is completed. On January 26, 2024, PSE entered into a balance of plant agreement to complete the design and construction of the project. Total consideration is expected to be approximately $145.4 million. As of September 30, 2024, $461.5 million and $19.2 million was recorded to construction work in progress and ARO, respectively, in conjunction with the Beaver Creek wind project.

Appaloosa Solar Project
Appaloosa Solar Project is a utility-scale solar project located in Garfield County, Washington, with an expected nameplate capacity of 142 MW that is expected to commence commercial operations in 2026. On December 22, 2023, PSE executed and closed a membership interest purchase agreement with HQC Solar Holdings 1, LLC for a 100% ownership interest in Appaloosa Solar Project LLC. Total consideration is expected to be $20.3 million, which was accrued for payment as of September 30, 2024. On August 30, 2024, PSE entered into an Engineering, Procurement, and Construction agreement to complete the design and construction of the project. Total consideration is expected to be approximately $266.8 million. As of September 30, 2024, $20.3 million was recorded to construction work in progress in conjunction with the Appaloosa solar project.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for the period ended September 30, 2024 compared to 2023. For discussion related to the results of operations and changes in financial condition for the period ended September 30, 2023 compared to 2022 refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended September 30, 2023, Form 10-Q, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and PSE's Form 10-K for the period ended December 31, 2023. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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
Washington State law also requires PSE to pursue electric conservation that is cost-effective, reliable and feasible, and the Washington Decarbonization Act for Large Combination Utilities, introduced as house bill 1589, requires PSE to achieve two percent of electric load annually with conservation and energy efficiency resources unless the Washington Commission finds that a higher target is cost effective. The Washington Decarbonization Act for Large Combination Utilities was passed by the Washington State legislature in March 2024 and signed into law in April 2024. The law enables PSE, under the supervision of the Washington Commission, to plan for the electric and natural gas choices of our customers consistent with Washington State’s climate goals. The law consolidates multiple existing system plans into an integrated plan, and will be followed by three years of rulemaking and planning prior to the submission in 2027 of PSE’s first integrated system plan to the Washington Commission. The law also clarifies the application of three regulatory mechanisms for PSE: Certificate of Public Convenience and Necessity (CPCN), Construction Work in Progress (CWIP) and accelerated depreciation. The law requires PSE to file a depreciation study with the Washington Commission that is intended to depreciate all natural gas plants in service as of July 1, 2024 to no later than January 1, 2050. As PSE’s pending GRC was filed prior to the passage of the law, PSE will file depreciation studies in future rate proceedings in a manner that conforms with the law. PSE filed a depreciation study with the Washington Commission as part of its GRC filing on February 15, 2024 which includes a request to shorten the depreciable lives of its natural gas assets by roughly ten years in most cases which is reflective of the current useful life of the assets. Further reductions of the depreciable lives are possible in future rate cases. For additional information on PSE's GRC filings, see Note 7, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
On March 29, 2024, senate bill 5950 approved Washington State's operating budget, which included $150.0 million for public and private utilities to provide one-time bill rebates for low-and moderate-income residential electric customers. PSE received a total of $45.9 million during the third quarter of 2024, and provided rebates to low-and moderate-income residential electric customers.

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

Electric	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Bill discount rate rider	129D	230692	October 1, 2023	0.5%	$11.9
Clean energy implementation	141CEI	230591	September 1, 2023	0.9	31.4
Colstrip adjustment rider	141COL	230808	January 1, 2024	0.03	0.9
		220066	January 11, 2023	2.2	50.3
Conservation service rider	120	240138	May 1, 2024	0.7	20.7
		230139	May 1, 2023	(0.2)	(6.3)
		220137	May 1, 2022	1.0	21.6
Energy charge credit recovery	141A	230825	January 1, 2024	(0.1)	(2.0)
		220066	January 11, 2023	1.5	35.3
Federal incentive tracker	95A	220794	January 1, 2023[1]	1.3	1.0
		210821	January 1, 2022	0.1	(28.2)
Low income program	129	240645	October 1, 2024	(1.1)	(33.3)
		240194	May 1, 2024	2.7	29.2
		230694	October 1, 2023	(1.0)	(25.9)
		220656	October 1, 2022	1.1	25.8
Power adjustment clause - Schedule 95	Supplemental[2]	240288	October 1, 2024	0.1	3.8
	2024 variable power cost update	230805	January 1, 2024	6.1	160.9
	Supplemental[3]	230318	December 1, 2023	1.0	27.4
	2020 PCORC[4]	200980	October 1, 2021	3.3	70.9
Property tax tracker	140	240200	May 1, 2024	(0.7)	(18.7)
		230219	May 1, 2023	(0.2)	(4.4)
		220234	May 1, 2022	(0.3)	(5.8)
Rates not subject to refund	141N	230320	January 1, 2024	(3.1)	(76.2)
		220066	January 11, 2023	7.9	182.5
Rates subject to refund	141R	230320	January 1, 2024	4.2	105.6
		220066	January 11, 2023	4.0	91.7
Residential and exchange benefit[5]	194	230792	November 1, 2023	(0.4)	(9.9)
Revenue Decoupling Adjustment Mechanism	142	240221	May 1, 2024	(0.3)	(9.5)
		230206	May 1, 2023[6]	(1.5)	(37.6)
		220227	May 1, 2022[6,7]	(1.0)	(23.5)
Transportation electrification plan	141TEP	240067	March 1, 2024	0.04	1.2
		230040	March 1, 2023	0.2	6.0
Voluntary long term renewable energy charge and credit	139	220066	January 1, 2024	—	(0.02)
			January 11, 2023	(0.2)	(4.7)
________________________
1.The 2022 rate period represented the final year of the ten-year period used to pass back the Treasury Grants included in Schedule 95A (Federal Incentive Tracker). The overall rate represented a surcharge as amounts from the 2022 filing were expected to be over-distributed and the 2024 rate was set to zero.
2.The Schedule 95 Supplemental PCA mechanism rates recovers 2023 PCA imbalance credit of $22.2 million to be passed back to customers, and a provisional 2024 surcharge of $98.2 million, which creates a $76.0 million net balances amortized from October 1, 2024 through December 31, 2025.
3.The Schedule 95 Supplemental PCA mechanism rates from the prior year recovers the 2022 imbalance (effective December 1, 2023), which will end December 31, 2024.
4.Schedule 95 update through PCORC filing. Per the 2022 GRC Final Order in Docket No. UE-220066, PCORC rates were set to zero as of January 11, 2023.
5.Total credit to be passed back to eligible customers is $88.1 million for 2023.
6.For rates effective May 1, 2023 and May 1, 2022, there were no excess earnings that impacted the approved revenue change.
7.For the rates effective May 1, 2022, there was $8.0 million of excess deferred revenues for delivery and fixed power costs which could not be set in rates until May 1, 2023 due to the 3% rate cap.

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

Natural gas	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Bill discount rate rider	129D	230693	October 1, 2023	1.1%	$13.1
CCA - greenhouse gas emissions cap & invest	111	230968	January 1, 2024	3.0	29.1
		230756	November 1, 2023	2.1	27.2
		230470	October 1, 2023[1]	3.2	16.8
Conservation service rider	120	240139	May 1, 2024	0.7	6.8
		230140	May 1, 2023	0.4	4.7
		220138	May 1, 2022	0.3	3.2
Cost recovery mechanism for pipeline replacement[2]	149	220067	January 7, 2023	(2.0)	(22.6)
		220590	November 1, 2022	0.4	4.6
Distribution pipeline provisional recovery	141D	230393	May 11, 2024	(0.02)	(0.2)
		220067	January 1, 2024	(0.01)	(0.1)
			January 7, 2023	0.3	3.0
Liquefied natural gas	141LNG	230393	May 11, 2024	3.1	42.7
Low income program	129	240646	October 1, 2024	(4.5)	(53.1)
		240195	May 1, 2024	4.6	10.2
		230695	October 1, 2023	0.2	1.9
		220657	October 1, 2022	(0.04)	(0.4)
Property tax tracker	140	240201	May 1, 2024	(0.5)	(5.6)
		230220	May 1, 2023	(0.02)	(0.2)
		220235	May 1, 2022	0.02	0.2
Purchased gas adjustment	101, 106	240708	November 1, 2024	10.6	124.4
		230769	November 1, 2023	(24.2)	(309.4)
		220715	November 1, 2022	14.9	155.3
Rates not subject to refund	141N	230393	May 11, 2024	0.08	1.1
		230889	January 1, 2024	(2.3)	(27.6)
		220067	January 7, 2023	(0.1)	(1.6)
Rates subject to refund	141R	230889	January 1, 2024	4.0	47.2
		230323	November 1, 2023	(0.1)	(1.4)
		220067	January 7, 2023	4.1	45.5
Revenue Decoupling Adjustment Mechanism	142	240222	May 1, 2024	2.7	28.0
		230207	May 1, 2023	(1.3)	(16.4)
		220228	May 1, 2022[3]	(0.7)	(7.4)
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
Additionally, PSE faces increasing competition from other entities, primarily in the technology sector, where several large companies have entered into power purchase agreements to meet their growing energy needs, which will largely be used to fulfill commitments for additional cloud computing, artificial intelligence data centers, reduced carbon emissions and increased reliance on renewable energy sources. The increasing competitive pressure may impact the Company's ability to acquire generation and transmission resources and/or increase the cost to acquire such resources.

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three months and nine months ended September 30, 2024 and September 30, 2023.
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
The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss)	$(60,293)	$66,466	$211,688	$199,179
Electric operating revenue	736,113	770,406	$2,434,458	$2,461,205
Purchased electricity	(250,822)	(250,384)	(892,436)	(817,739)
Electric generation fuel	(78,305)	(127,729)	(241,293)	(342,130)
Residential exchange	17,477	14,547	61,630	54,259
Electric margin (non-GAAP)	$424,463	$406,840	$1,362,359	$1,355,595
Natural gas operating revenue	184,090	161,266	1,019,434	948,664
Purchased natural gas	(68,243)	(56,992)	(472,776)	(407,391)
Natural gas margin (non-GAAP)	$115,847	$104,274	$546,658	$541,273
Other operating revenue	40	933	222	16,271
Unrealized gain (loss) on derivative instruments, net	(108,979)	21,695	(131,712)	(201,230)
Utility operation and maintenance	(183,915)	(179,630)	(579,697)	(549,118)
Non-utility expense and other	(5,719)	(3,342)	(15,912)	(18,076)
Depreciation and amortization	(225,135)	(210,666)	(676,630)	(648,002)
Taxes other than income taxes	(76,895)	(73,638)	(293,600)	(297,534)
Operating income (loss)	$(60,293)	$66,466	$211,688	$199,179

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended September 30, 2024 and 2023:

Electric Margin
Three Months Ended
2024 to 2023 comparison

600
400
200
0
$ (Millions)
$406.8
$84.7
$(107.2)
$(12.0)
$3.4
$(3.1)
$(0.4)
$49.4
$2.9
$424.5
2023 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2024 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended September 30, 2024 Compared to 2023
Electric Operating Revenue
Electric operating revenues decreased $34.3 million from the prior year primarily due to a decrease in sales to other utilities of $107.2 million, a decrease in decoupling revenue of $12.0 million and a decrease in transportation and other revenue of $3.1 million. This decrease was partially offset by an increase in electric retail sales of $84.7 million and an increase in other decoupling revenue of $3.4 million. These items are discussed in detail below.
•Electric retail sales increased $84.7 million due to an increase of $60.5 million in rates compared to the prior year and by $24.2 million from an increase in retail electricity usage of 3.5%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 variable power cost update effective January 1, 2024 and rate increases from the 2022 GRC. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2023 for electric rate changes. The increase in retail usage was primarily due to an increase in residential and commercial usage of 7.3% and 0.6%, respectively. The increase in customer usage was driven by an 18.3% increase in heating degree days, which was partially offset by an 8.0% decrease in cooling degree days in the three months ended September 30, 2024 as compared to 2023.
•Sales to other utilities decreased $107.2 million primarily due to a 40.0% decrease in the average price of electric wholesale sales and a 36.0% decrease in wholesale sales volume. Lower wholesale power prices were a result of lower natural gas prices and compounded by moderate loads during the period. The decrease in wholesale sales volume was driven by a reduction in combustion turbine (CT) and coal generation of 22.5% and 14.6%, respectively, as it was less economic to dispatch in the three months ended September 2024 compared to 2023.
•Decoupling revenue decreased $12.0 million which was attributable to $9.6 million and $2.4 million decreases in delivery deferral revenues and fixed production cost (FPC) deferral revenues, respectively. This was driven primarily by increased usage in the three months ended September 30, 2024 compared to 2023.
•Other decoupling revenue increased $3.4 million primarily due to changes in amortization rates. In the three months ended September 30, 2024 more overcollected balances were amortized as compared to 2023.
•Transportation and other revenue decreased $3.1 million primarily due to a $4.4 million decrease in net wholesale non-core natural gas sales. The decrease in wholesale non-core natural gas sales was primarily driven by an increase of $5.7 million in financial hedging costs in 2024 compared to 2023.

Electric Power Costs
Electric power costs decreased $51.9 million primarily due to a decrease of electric generation fuel costs of $49.4 million and an increase in residential exchange credits of $2.9 million. These items are discussed in detail below:
•Electric generation fuel decreased $49.4 million primarily due to a $48.0 million decrease in natural gas fuel costs resulting from lower natural gas prices and decreased gas-fired CT generation of 29.3% as well as lower Colstrip fuel expense of $1.4 million driven by reduced coal generation of 14.6% during the three months ended September 30, 2024 compared to 2023.
•Residential exchange credits increased by $2.9 million due to a 0.4% change in the amount of credits to be passed back to customers effective November 1, 2023 and an increase in residential usage of 7.3% as discussed above in electric retail sales; see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report.

The following chart displays the details of PSE's electric margin changes for the nine months ended September 30, 2024 and 2023:

Electric Margin
Nine Months Ended
2024 to 2023 comparison
2,000
1,500
1,000
500
0
$ (Millions)
$1,355.6
$189.1
$(159.9)
$(3.9)
$16.9
$(68.9)
$(74.7)
$100.8
$7.4
$1,362.4
2023 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2024 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine Months Ended September 30, 2024 Compared to 2023
Electric Operating Revenue
Electric operating revenues decreased $26.7 million from the prior year primarily due to a decrease in sales to other utilities of $159.9 million, a decrease in transportation and other revenue of $68.9 million and a decrease in decoupling revenue of $3.9 million. This decrease was partially offset by an increase in electric retail sales of $189.1 million and an increase in other decoupling revenue of $16.9 million. These items are discussed in detail below.
•Electric retail sales increased $189.1 million due to an increase of $180.5 million in rates compared to the prior year and $8.6 million from an increase in retail electricity usage of 0.4%. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 variable power cost update effective January 1, 2024 and rate increases from the 2022 GRC. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the period ended December 31, 2023 for electric rate changes. The increase in retail usage was primarily due to an increase in residential usage of 1.1% in the nine months ended September 30, 2024 as compared to 2023.
•Sales to other utilities decreased $159.9 million primarily due to a 38.7% decrease in the average price of electric wholesale sales and a 5.9% decrease in wholesale sales volume. Lower wholesale power prices were a result of lower natural gas prices and compounded by moderate loads during the period. The decrease in wholesale sales volume was driven by a reduction in total CT and coal generation of 3.8% and 22.0%, respectively, as it was less economic to dispatch in the nine months ended September 2024 compared to 2023.

•Decoupling revenue decreased $3.9 million which was attributable to an $8.1 million decrease and a $4.2 million increase in delivery deferral revenues and FPC deferral revenues, respectively. This was driven primarily by increased usage offset by lower FPC rates in the nine months ended September 30, 2024 compared to 2023.
•Other decoupling revenue increased $16.9 million primarily due to changes in amortization rates. In the nine months ended September 30, 2024 more overcollected balances were amortized as compared to 2023.
•Transportation and other revenue decreased $68.9 million primarily due to a $65.3 million decrease in net wholesale non-core natural gas sales. The decrease in wholesale non-core natural gas sales was primarily driven by an increase of $44.4 million in financial hedging costs in 2024 compared to 2023 as natural gas hedges moved to a loss in 2024 as compared to a gain in 2023. Additionally, net wholesale non-core natural gas sales decreased $20.9 million which was primarily driven by a 13.7% decrease in the volume of natural gas sold.

Electric Power Costs
Electric power costs decreased $33.5 million primarily due to a decrease of electric generation fuel costs of $100.8 million and an increase in residential exchange credits of $7.4 million; partially offset by an increase of $74.7 million of purchased electricity costs. These items are discussed in detail below:
•Purchased electricity expense increased $74.7 million primarily due to increased wholesale purchase prices, which were 8.3% higher in the nine months ended September 30, 2024 compared to 2023. Higher average wholesale purchase prices were driven by open market purchases as well as PPA contracts added after September 30, 2023. Additionally, wholesale electricity purchase volumes increased marginally by 0.8% in the nine months ended September 30, 2024 compared to 2023.
•Electric generation fuel decreased $100.8 million primarily due to a $93.3 million decrease in natural gas fuel costs resulting from lower natural gas prices and decreased gas-fired CT generation of 7.1%. Further, Colstrip fuel expense decreased $7.5 million driven by a planned major maintenance outage that reduced coal generation by 22.0% in the nine months ended September 30, 2024 as compared to 2023.
•Residential exchange credits increased by $7.4 million due to a 0.4% change in the amount of credits to be passed back to customers effective November 1, 2023 and an increase in residential usage of 1.1% as discussed above in electric retail sales; see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended September 30, 2024 and 2023:

Natural Gas Margin
Three Months Ended
2024 to 2023 comparison

150
100
50
0
$ (Millions)
$104.3
$(14.4)
$(0.2)
$(2.5)
$39.9
$(11.3)
$115.8
2023 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2024 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended September 30, 2024 Compared to 2023
Natural Gas Operating Revenue
Natural gas operating revenue increased $22.8 million primarily due to an increase in transportation and other revenue of $39.9 million, which was partially offset by decreases in retail sales of $14.4 million and other decoupling revenue of $2.5 million. These items are discussed in detail below.
•Natural gas retail sales revenue decreased $14.4 million primarily due to a decrease in rates of $16.1 million that was partially offset by a marginal increase in natural gas load of 0.5%, or $1.7 million. The decrease in rates is due to a decrease in the Company's most recent PGA rates effective November 2023, which is partially offset by an increase in rates driven by Schedule 111 that includes a charge for CCA allowance costs and a pass back of CCA auction proceeds. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes.
•Other decoupling revenue decreased $2.5 million primarily due to changes in amortization rates. In the three months ended September 30, 2024, more undercollected balances were amortized as compared to 2023.

•Transportation and other revenue increased $39.9 million primarily due to $41.2 million related to the regulatory offset of CCA auction proceeds passed back to customers, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above and an increase in transportation revenue of $2.2 million. The increases were partially offset by a decrease of $4.7 million due to the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded in the three months ended September 30, 2023 and included in rates under Schedule 141LNG in the three months ended September 30, 2024. See Part I, Item 1, Note 7 "Regulation and Rates" included in this report for further details.

Natural Gas Energy Costs
•Purchased natural gas expense increased $11.3 million primarily due to an increase of $38.2 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above and an increase in natural gas usage of 0.5% as stated in the natural gas retail sales section above. The increase was partially offset by a decrease in the PGA rates in November 2023. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes and details on the PGA.

The following chart displays the details of PSE's natural gas margin changes for the nine months ended September 30, 2024 and 2023:

Natural Gas Margin
Nine Months Ended
2024 to 2023 comparison
$ (Millions)
600
400
200
0
$541.3
$(127.2)
$8.5
$2.6
$186.9
$(65.4)
$546.7
2023 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2024 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Nine Months Ended September 30, 2024 Compared to 2023
Natural Gas Operating Revenue
Natural gas operating revenue increased $70.8 million primarily due to increases in transportation and other revenue of $186.9 million, decoupling revenue of $8.5 million and increase in other decoupling revenue of $2.6 million; partially offset by a decrease in retail sales of $127.2 million. These items are discussed in detail below.

•Natural gas retail sales revenue decreased $127.2 million primarily due to a decrease in rates of $104.9 million and a decrease in natural gas load of 3.0%, or $22.3 million. The decrease in rates is due to a decrease in the Company's most recent PGA rates effective November 2023, which is partially offset by an increase in rates driven by Schedule 111 that includes a charge for CCA allowance costs and a pass back of CCA auction proceeds. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes. The decrease in load is primarily driven by decreased usage of 3.1%, 2.0% and 13.6% in residential, commercial and industrial customers, respectively due to the nine months ended September 30, 2024 being warmer than the same period in 2023.
•Decoupling revenue increased $8.5 million primarily attributable to lower usage in the nine months ended September 30, 2024 as compared to 2023.
•Other decoupling revenue increased $2.6 million primarily due to decreases in amortization rates related to prior period undercollections.
•Transportation and other revenue increased $186.9 million primarily due to $206.0 million related to the regulatory offset of CCA auction proceeds passed back to customers, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above and an increase in transportation revenue of $8.0 million. The increases were partially offset by (i) a decrease of $23.3 million due to the disallowance of the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded between February 1, 2022, and January 11, 2023 as well as deferred return from the nine months ended September 30, 2023 included in rates under Schedule 141LNG; and (ii) deferral related to the bill discount rider of $8.6 million. See Part I, Item 1, Note 7 "Regulation and Rates" included in this report for further details on the Washington Commissions order on Tacoma LNG.

Natural Gas Energy Costs
•Purchased natural gas expense increased $65.4 million primarily due to an increase of $258.1 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above. The increase was partially offset by a decrease in the PGA rates in November 2023 and a decrease in natural gas usage of 3.0% as stated in the natural gas retail sales section above. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report for natural gas rate changes and details on the PGA.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended September 30, 2024 and 2023:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2024 to 2023 comparison

$ (Millions)
700
650
600
550
500
450
$498.6
$130.7
$4.3
$2.4
$14.5
$3.3
$(12.0)
$8.6
$(19.1)
$631.3
2023 Expenses (Income)
Unrealized (Gain) Loss on Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2024 Expenses (Income)

Three Months Ended September 30, 2024 Compared to 2023
•Net unrealized (gain) loss on derivative instruments decreased $130.7 million to a net loss of $109.0 million for the three months ended September 30, 2024. The primary driver was the decrease in the weighted average forward prices for electric and natural gas of 2.7% and 13.9%, respectively, which resulted in an increased loss of $171.5 million. The increase in loss was partially offset by a $40.9 million gain due to net settlement of electric and natural gas trades that were previously recorded as a loss. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging Activities" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
•Utility operations and maintenance expense increased $4.3 million primarily due to increases in the following: (i) $16.4 million due to an increase in Schedule 129 - low income program in electric and natural gas rates, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report; and (ii) $4.9 million related to maintenance on other power generation and electric equipment. These increases were partially offset by decreases of (i) $9.4 million related to Clean Energy Implementation Plan (CEIP), transportation electrification, Colstrip and LNG tracker items and (ii) $7.1 million related to decreased maintenance of overhead lines in the three months ended September 30, 2024 compared to 2023.
•Depreciation and amortization expense increased $14.5 million due to: (i) $5.8 million increase in conservation amortization due to increases in conservation rates effective May 1, 2024, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report, (ii) $2.6 million increase in electric distribution depreciation primarily driven by net additions of electric distribution underground conductors and device assets, (iii) $1.5 million increase in electric transmission depreciation primarily driven by net additions of electric transmission poles and fixtures, and (iv) $1.5 million increase in natural gas amortization driven by an increase in LNG deferrals.
•Taxes other than income taxes increased $3.3 million primarily due to an increase of $4.9 million in state excise taxes driven by higher tax deductions in 2023 and an increase of $2.1 million in municipal taxes; partially offset by a $3.8 million decrease in property taxes.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $12.0 million from net other income of $13.8 million in 2023 to net other income of $25.8 million in 2024, due to an increase of $13.5 million in other income that was partially offset by an increase of $1.5 million in other expense. The increase in other income was primarily due to a $5.7 million increase in equity allowance for funds used during construction (AFUDC) due to an increase in eligible CWIP and AFUDC rate and an increase in taxable interest and dividend income of $4.0 million driven by interest income related to the investment of bond proceeds from the June 2024 bond issuances, for further details see Note 10, "Other" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
•Interest expense increased $8.6 million primarily due to an increase of $11.0 million in interest expense due to the June 2024 PSE bond issuances. This was partially offset by an increase in debt AFUDC of $3.1 million due to an increase in eligible CWIP and AFUDC rates.
•Income tax expense decreased $19.1 million primarily driven by a decrease in pre-tax book income in the three months ended September 30, 2024 as compared to 2023.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the nine months ended September 30, 2024 and 2023:

Other Operating Expenses and Other Income (Deductions)
Nine Months Ended
2024 to 2023 comparison

$ (Millions)
2,000
1,900
1,800
1,700
1,600
$1,870.7
$(69.5)
$30.6
$(2.2)
$28.6
$(3.9)
$(19.0)
$18.5
$1.7
$1,855.5
2023 Expenses (Income)
Unrealized (Gain) Loss on Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2024 Expenses (Income)

Nine Months Ended September 30, 2024 Compared to 2023
•Net unrealized (gain) loss on derivative instruments decreased $69.5 million to a net loss of $131.7 million for the nine months ended September 30, 2024. The primary driver was a $239.9 million decrease in the loss due to the net settlement of $124.8 million of electric and $115.1 million of natural gas trades previously recorded as loss. This was partially offset by a $170.4 million increase in loss due to a decrease in the weighted average forward prices for electric and natural gas of 4.8% and 18.1%, respectively. For further details, see Note 4, "Accounting for Derivative Instruments and Hedging Activities" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

•Utility operations and maintenance expense increased $30.6 million primarily due to increases in the following: (i) $20.6 million due to an increase in Schedule 129 - low income program in electric and natural gas rates, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report, (ii) $6.7 million in Washington Commission and GRC related filing fees, (iii) $4.1 million in pension related expenses, (iv) $3.4 million related to maintenance on other power generation and electric equipment and (v) $2.5 million related to increased maintenance costs for emergent underground line work. These increases were partially offset by (i) $6.4 million related to CEIP, transportation electrification, Colstrip and LNG tracker items and (ii) $4.5 million related to a reduction in outside services costs.
•Depreciation and amortization expense increased $28.6 million due to: (i) $8.8 million increase in conservation amortization due to increases in conservation rates effective May 1, 2024, (ii) $7.3 million increase in electric distribution depreciation from 2023 primarily driven by net additions of electric distribution underground conductors and device assets, (iii) $4.9 million increase in electric transmission depreciation from 2023 primarily driven by net additions of electric transmission poles and fixtures, (iv) $3.4 million increase in natural gas distribution depreciation from 2023 primarily driven by net additions in natural gas distribution plastic mains assets, and (v) $2.5 million increase in natural gas amortization driven by an increase in LNG deferrals. These increases were partially offset by a $3.9 million decrease in electric amortization primarily due to a decrease in Get to Zero electric amortization.
•Taxes other than income taxes decreased $3.9 million primarily due to a decrease in property taxes of $8.6 million, which were partially offset by an increase of $4.6 million in state excise, municipal, and other taxes.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $19.0 million from net other income of $37.1 million in 2023 to net other income of $56.1 million in 2024, due to an increase of $24.8 million in other income partially offset by an increase of $5.8 million in other expense. The increase in other income was primarily due to a $12.6 million increase in equity AFUDC due to an increase in eligible CWIP and AFUDC rate, an increase in taxable interest and dividend income of $4.1 million driven by interest income related to the investment of bond proceeds from the June 2024 bond issuances, for further details see Note 10, "Other" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report, and an increase of $4.1 million in the non-service cost component of the qualified pension net periodic benefit cost for 2024 compared to 2023. The increase in other expense was primarily due to $4.9 million related to Colstrip major maintenance.
•Interest expense increased $18.5 million primarily due to an increase of $21.8 million in interest expense due to the May 2023 and June 2024 PSE bond issuances, $3.8 million due to the CCA natural gas recovery and $2.9 million other interest expense. This was partially offset by an increase in debt AFUDC of $9.6 million due to an increase in eligible CWIP and AFUDC rates.
•Income tax expense increased $1.7 million primarily driven by an increase in pre-tax book income in the nine months ended September 30, 2024 as compared to 2023.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended September 30, 2024 and 2023 is as follows:

Puget Energy Summary Results of Operation
Three Months Ended
2024 to 2023 comparison
100
0
-100
-200
$ (Millions)
$(5.3)
$(104.3)
$(0.4)
$0.6
$(0.8)
$(3.3)
$(7.6)
$(121.1)
2023 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2024 Puget Energy Net Income

Three Months Ended September 30, 2024 compared to 2023
Summary Results of Operation
Puget Energy’s net income decreased by $115.8 million. This is primarily due to: (i) a decrease in PSE's net income of $104.3 million, (ii) an increase in income tax expense of $7.6 million driven by the change in pre-tax book income, and (iii) an increase in interest expense of $3.3 million due to a higher amount drawn on the Puget Energy line of credit in the three months ended September 30, 2024 compared to 2023.

Puget Energy's net income (loss) for the nine months ended September 30, 2024 and 2023 is as follows:

Puget Energy Summary Results of Operation
Nine Months Ended
2024 to 2023 comparison

100
0
-100
$ (Millions)
$(42.2)
$11.3
$7.0
$0.3
$(1.6)
$(11.8)
$16.7
$(20.3)
2023 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2024 Puget Energy Net Income

Nine Months Ended September 30, 2024 compared to 2023
Summary Results of Operation
Puget Energy’s net income increased by $21.9 million. This is primarily attributable to an increase in PSE's net income of $11.3 million, a decrease in tax expense of $16.7 million driven by the change in pre-tax book income and a decrease in net loss of $7.0 million at Puget LNG. The increases were partially offset by an increase in interest expense of $11.8 million due to a higher amount drawn on the Puget Energy line of credit during the nine months ended September 30, 2024 compared to 2023.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, during the nine months ended September 30, 2024, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $2.7 billion through 2053.
For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements
As of September 30, 2024, the Company had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on the Company's financial condition. The Company does have standby letter of credit arrangements.

For more information, see Note 10, "Other" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and improve energy system reliability.  The Company had adjusted capital expenditures, resulting in a decrease of $173.3 million compared to forecasted amounts for the nine months ended September 30, 2024. The decrease was primarily due to underruns of (i) strategic project spend driven by timing and project schedule constraints, (ii) electric reliability initiatives driven by project savings, (iii) generation driven by the timing of project spend, (iv) product development driven by delays and transition to purchased power agreements reducing capital spend, and (v) IT operations spend driven by timing of project spend. Construction expenditures, excluding equity AFUDC, totaled $1,143.8 million for the nine months ended September 30, 2024. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	Change
Net income	$53,715	$42,403	$11,312
Non-cash items[1]	702,250	674,298	27,952
Changes in cash flow resulting from working capital[2]	154,979	99,922	55,057
Regulatory assets and liabilities	(9,322)	134,755	(144,077)
Purchased gas adjustment	(71,600)	174,840	(246,440)
GHG emission allowances	(83,910)	(112,037)	28,127
Other non-current assets and liabilities[3]	(40,137)	(42,545)	2,408
Net cash provided by operating activities	$705,975	$971,636	$(265,661)
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

Nine Months Ended September 30, 2024 compared to 2023
Cash generated from operations for the nine months ended September 30, 2024 decreased by $265.7 million, which includes a net income increase of $11.3 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flows resulting from non-cash items increased $28.0 million primarily due to: (i) an increase in deferred income taxes of $82.8 million, (ii) an increase in depreciation and amortization of $19.8 million and (iii) an increase of $8.8 million in conservation amortization. The increases were partially offset by: (i) a $69.5 million change in net unrealized loss on derivative instruments from $201.2 million in 2023 to $131.7 million in 2024 and (ii) a change in equity AFUDC of $12.6 million.
•Cash flows resulting from changes in working capital increased $55.1 million primarily due to: (i) accounts payable decreased faster in 2023 compared to 2024, which led to increased cash inflow of $209.0 million, (ii) a reduction in prepayment for purchased electricity led to $29.3 million of cash inflow, (iii) $800.0 million of senior secured notes issued in June 2024 resulted in additional interest expense accruals, which led to increased cash inflow of $10.9 million and (iv) a more gradual increase in material and fuel inventory, which increased $17.3 million in 2024 compared to $24.6 million increase in 2023, led to $7.3 million increase of cash inflow. The increases were partially offset by: (i) cash outflow of $174.2 million due to the timing of accounts receivable collections, as the balance of accounts receivable decreased $193.8 million in 2024 compared to a decrease of $368.1 million in 2023 and (ii) cash outflow of $28.9 million due to the change in tax payable balance.
•Cash flows resulting from regulatory assets and liabilities decreased $144.1 million, which was primarily due to: (i) cash outflow of $97.1 million related to PCA mechanism, which increased $32.7 million in the nine months ended September 30, 2024 compared to a decrease of $64.5 million in the same period of 2023, (ii) cash outflow of $25.2 million related to revenue decoupling mechanism, which had marginal change in the nine months ended September 30, 2024 compared to a decrease of $24.3 million in the same period of 2023, (iii) a $17.4 million decrease driven by recovery of the Crisis Affected Customer Assistance Program through Schedule 129 during the nine months ended 2023, at which point the program was fully recovered, thus there was no recovery in the same period of 2024, and (iv) major maintenance and major inspections at several generation stations in 2024 that led to higher cash outflow of $7.3 million in the nine months ended September 30, 2024 compared to the same period in 2023.
•Cash flows resulting from purchased gas adjustment decreased $246.4 million, which was mainly driven by an increase in actual natural gas cost and a decrease in allowed PGA recovery in 2024 compared to 2023. Actual natural gas costs led to a $24.8 million increase in 2024 compared to 2023. Meanwhile, the total amount of allowed PGA recovery in 2024 decreased $193.7 million compared to 2023. In addition, there was a $27.9 million refund, including interest, from a counterparty settlement received in 2023.
•Cash flow resulting from GHG emission allowances increased $28.1 million, which was due to a lower cost to obtain the Washington emission allowances for GHG emissions associated with the Company's electric and natural gas business activities in compliance with the CCA as the emission allowance prices were lower in 2024 compared to the same period in 2023.

Puget Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	Change
Net income	$(73,990)	$(84,641)	$10,651
Non-cash items[1]	38,687	57,108	(18,421)
Changes in cash flow resulting from working capital[2]	11,255	7,844	3,411
Other non-current assets and liabilities[3]	(2,027)	(1,868)	(159)
Net cash provided by operating activities	$(26,075)	$(21,557)	$(4,518)
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
Nine Months Ended September 30, 2024 compared to 2023
Cash generated from operations for the nine months ended September 30, 2024, in addition to the changes discussed at PSE above, decreased by $4.5 million compared to the same period in 2023, which includes a net income increase of $10.7 million.  The remaining change was primarily impacted by the factors explained below:
•Non-cash items decreased $18.4 million primarily due to the change in deferred income taxes.
•Changes in cash flow resulting from working capital increased $3.4 million primarily due to (i) a $1.3 million increase due to an increase in accrual of interest expense driven by increased borrowing on credit facility and (ii) a $1.4 million increase related to the change in PSE's intercompany account receivable and account payable balances with Puget LNG and Puget Energy, which are eliminated upon consolidation of Puget Energy.

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
As of September 30, 2024, both Puget Energy and PSE have stable outlooks from Moody’s, Fitch, and S&P. Although neither Puget Energy nor PSE have any debt whose maturity would be accelerated upon a ratings downgrade, Management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.

Puget Sound Energy
Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at September 30, 2024, PSE could issue:
•Approximately $0.7 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $1.2 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2024; and
•Approximately $1.0 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.7 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at September 30, 2024.
At September 30, 2024, PSE had approximately $9.2 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2024, approximately $1.8 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Beginning February 6, 2009, pursuant to the terms of the merger order by the Washington Commission, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter period prior to such date is equal to or greater than 3.0 to

1.0.  The common equity ratio, calculated on a regulatory basis, was 47.9% at September 30, 2024, and the EBITDA to interest expense ratio was 4.7 to 1.0 for the twelve months ended September 30, 2024.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants. At September 30, 2024, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
For more information on PSE's credit facilities, long term debt, demand promissory note, and shelf registrations see Part I, Item 1, Note 10, "Other" of this report and Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Puget Energy
Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.5 to 1.0 for the twelve months ended September 30, 2024.
At September 30, 2024, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
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

Integrated Resource Plans, Resource Acquisition and Development
For further information, see Part I, Item 1 “Integrated Resource Plans, Resource Acquisition and Development” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Grid Resilience and Innovation Partnerships Program
In 2021, the Infrastructure Investment and Jobs Act was signed into law, which among other investments and programs, established the U.S. Department of Energy’s (DOE) Grid Resilience and Innovation Partnerships (GRIP) Program. The GRIP program was established to enhance grid flexibility and improve the resilience of the power system against growing threats of extreme weather and climate change. As of the date of this report, PSE has been selected for three grant awards under the GRIP program either through individual applications or participating in consortium grant applications: (i) PSE participated in the North Plains Connector grant consortium along with other utilities in the Pacific Northwest region that on August 7, 2024 was selected for a grant of $700.0 million of federal cost sharing; (ii) PSE applied for the Skagit River Valley Transformation for Climate Resiliency project that was selected on October 18, 2024 for a grant of $45.8 million of federal cost sharing; and (iii) PSE partnered in a coalition with E Source and other Pacific Northwest utilities on the Increasing Energy Resilience via Technology Investment Acceleration project, which was selected on October 18, 2024 for a grant of $77.0 million of federal cost sharing. As of the time of this report, all three grants must complete award negotiations and proceed to a signed award with the DOE in order to receive federal cost sharing funds. Thus, at this time, the Company cannot predict the timing or amount of federal cost sharing that will be received.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION
Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of September 30, 2024.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For further details, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
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

Item 5.         Other Information

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

22.1*	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
31.1*	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2024 filed on November 5, 2024 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stacy Smith
Stacy Smith Controller & Principal Accounting Officer
Date:	November 5, 2024