Form 10-Q
period 2025-03-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2025-05-07
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrants are a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

DEFINITIONS

ASU	Accounting Standards Update
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
CCA	Climate Commitment Act
CEIP	Clean Energy Implementation Plan
CETA	Clean Energy Transformation Act
CWIP	Construction Work in Progress
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse gases
GRC	General Rate Case
IBEW	International Brotherhood of Electrical Workers
IOU	Investor Owned Utility
ISDA	International Swaps and Derivatives Association
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
MYRP	Multi-year Rate Plan
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
O&M	Operations and Maintenance
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PTCs	Production Tax Credits
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
Puget LNG	Puget LNG, LLC
SERP	Supplemental Executive Retirement Plan
UA	The United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada
Washington Commission	Washington Utilities and Transportation Commission
WDOE	Washington Department of Ecology
WSPP	WSPP, Inc.

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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

●
Governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission and the Washington Commission, that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;

●
Changes in, adoption of and compliance with laws and regulations, related to executive orders, federal grant programs, incentives and funding policies, tariffs and trade restrictions and budget and efficiency measures, including any actual or potential reduction in the federal workforce, decisions and policies concerning the environment, climate change, greenhouse gas or other emissions or by-products of electric generation (including coal ash or other substances) or natural gas distribution and sales, natural resources, and fish and wildlife (including the Endangered Species Act and Migratory Bird Treaty Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;

●	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
●	Inability to realize deferred tax assets and use PTCs due to insufficient future taxable income;
●
Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, landslides, fires and wildfires (either affecting or caused by PSE's facilities or infrastructure), extreme weather conditions and other acts of God, terrorism, asset-based or cyber-based attacks, pandemics or similar significant events, changes in legislation, regulation and government policies including federal grant programs, trade restrictions and tariffs, and government staff reductions can delay projects, interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials, impose extraordinary costs, and subject the Company to liability;

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
●
PSE electric or natural gas distribution systems failure, blackouts or large curtailments of transmission or distribution systems (whether PSE's or others'), or failure of the interstate natural gas pipeline delivering to PSE's system, all of which can affect PSE's ability to deliver power or natural gas to its customers and generating facilities;

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

●	PSE's ability to attract, retain, and compensate employees while operating within a region of high demand for skilled workers resulting in significant competition and wage pressure;
●	The ability to obtain insurance coverage, the availability of insurance for certain specific losses, including those arising from catastrophic events such as wildfires and the cost of such insurance;
●	Changes in Puget Energy's or PSE's credit ratings, which may have an adverse impact on the availability and cost of capital for Puget Energy or PSE generally and the ability to pay dividends;
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

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Part I, Item 1A, “Risk Factors” in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2024.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating revenue:
Electric	$1,026,948	$988,516
Natural gas	564,927	557,424
Other	10,128	8,477
Total operating revenue	1,602,003	1,554,417
Operating expenses:
Energy costs:
Purchased electricity	381,528	385,765
Electric generation fuel	91,624	117,557
Residential exchange	(27,234)	(26,298)
Purchased natural gas	246,515	271,353
Unrealized (gain) loss on derivative instruments, net	—	15,665
Utility operations and maintenance	232,385	203,117
Non-utility expense and other	15,327	10,943
Depreciation & amortization	210,376	191,876
Conservation amortization	47,880	37,832
Taxes other than income taxes	142,721	126,311
Total operating expenses	1,341,122	1,334,121
Operating income (loss)	260,881	220,296
Other income (expense):
Other income	33,264	16,981
Other expense	(3,516)	(2,103)
Interest charges:
AFUDC	10,087	9,087
Interest expense	(112,662)	(102,448)
Income (loss) before income taxes	188,054	141,813
Income tax (benefit) expense	20,498	11,904
Net income (loss)	$167,556	$129,909

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$167,556	$129,909
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(269) and $1,694, respectively	(1,014)	(2,399)
Other comprehensive income (loss)	(1,014)	(2,399)
Comprehensive income (loss)	$166,542	$127,510

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2025	December 31, 2024
Utility plant (at original cost, including construction work in progress of $1,717,625 and $1,577,695 respectively):
Electric plant	$12,689,796	$12,476,380
Natural gas plant	5,233,727	5,178,523
Common plant	1,116,536	1,089,618
Less: Accumulated depreciation and amortization	(5,216,429)	(5,101,926)
Net utility plant	13,823,630	13,642,595
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	305,155	307,813
Total other property and investments	1,961,668	1,964,326
Current assets:
Cash and cash equivalents	433,054	101,836
Restricted cash	144,103	38,865
Accounts receivable, net of allowance for doubtful accounts of $43,299 and $40,436, respectively	596,851	538,930
Unbilled revenue	270,837	273,420
Materials and supplies, at average cost	223,214	201,847
Fuel and natural gas inventory, at average cost	66,293	88,964
Unrealized gain on derivative instruments	30,853	32,591
GHG emission allowances	—	43,592
Prepaid expense and other	68,795	83,851
Power contract acquisition adjustment gain	3,983	4,122
Total current assets	1,837,983	1,408,018
Other long-term and regulatory assets:
Power cost adjustment mechanism	85,400	61,202
Regulatory assets related to power contracts	4,493	4,779
Other regulatory assets	1,286,658	1,355,291
Unrealized gain on derivative instruments	5,874	6,245
Power contract acquisition adjustment gain	25,552	26,444
Operating lease right-of-use asset	365,720	181,397
Other	315,502	310,094
Total other long-term and regulatory assets	2,089,199	1,945,452
Total assets	$19,712,480	$18,960,391

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2025	December 31, 2024
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,816,332	3,816,332
Retained earnings	1,656,282	1,508,705
Accumulated other comprehensive income (loss), net of tax	42,154	43,168
Total common shareholder’s equity	5,514,768	5,368,205
Long-term debt:
First mortgage bonds and senior notes	5,845,000	5,845,000
Pollution control bonds	161,860	161,860
Long-term debt	2,200,000	1,600,000
Debt discount issuance costs and other	(185,307)	(182,941)
Total long-term debt	8,021,553	7,423,919
Total capitalization	13,536,321	12,792,124
Current liabilities:
Accounts payable	449,236	549,710
Short-term debt	189,900	378,400
Current maturities of long-term debt	417,000	417,000
Accrued expenses:
Taxes	144,754	105,080
Salaries and wages	48,242	74,294
Interest	99,369	66,113
Unrealized loss on derivative instruments	145,619	218,443
Power contract acquisition adjustment loss	1,046	1,074
Operating lease liabilities	107,989	22,761
Compliance obligation	—	43,592
Other	122,980	105,605
Total current liabilities	1,726,135	1,982,072
Other long-term and regulatory liabilities:
Deferred income taxes	999,610	997,680
Unrealized loss on derivative instruments	205,651	171,488
Purchased gas adjustment liability	81,528	58,657
Regulatory liabilities	1,064,976	1,075,620
Regulatory liability for deferred income taxes	710,524	721,907
Regulatory liabilities related to power contracts	29,535	30,566
Power contract acquisition adjustment loss	3,447	3,705
Operating lease liabilities	264,995	166,700
Finance lease liabilities	95,704	96,850
Compliance obligation	195,963	73,049
Other deferred credits	798,091	789,973
Total long-term and regulatory liabilities	4,450,024	4,186,195
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$19,712,480	$18,960,391

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2023	200	$—	$3,523,532	$1,419,311	$17,539	$4,960,382
Net income (loss)	—	—	—	129,909	—	129,909
Common stock dividend paid	—	—	—	(84,050)	—	(84,050)
Other comprehensive income (loss)	—	—	—	—	(2,399)	(2,399)
Balance at March 31, 2024	200	$—	$3,523,532	$1,465,170	$15,140	$5,003,842
Balance at December 31, 2024	200	$—	$3,816,332	$1,508,705	$43,168	$5,368,205
Net income (loss)	—	—	—	167,556	—	167,556
Common stock dividend paid	—	—	—	(19,979)	—	(19,979)
Other comprehensive income (loss)	—	—	—	—	(1,014)	(1,014)
Balance at March 31, 2025	200	$—	$3,816,332	$1,656,282	$42,154	$5,514,768

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net Income (loss)	$167,556	$129,909
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	210,376	191,876
Conservation amortization	47,880	37,832
Deferred income taxes and tax credits, net	(9,183)	(7,546)
Net unrealized (gain) loss on derivative instruments	—	15,665
AFUDC - equity	(17,379)	(10,564)
Other non-cash	25,339	6,757
Regulatory assets and liabilities	31,154	8,038
Purchased gas adjustment	22,871	(40,813)
GHG emission allowances	—	(37,049)
Other long term assets and liabilities	(5,055)	(18,717)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(55,338)	(154)
Materials and supplies	(21,367)	(20,026)
Fuel and natural gas inventory	22,637	11,876
Prepayments and other	14,874	26,078
Accounts payable	(90,699)	(29,307)
Taxes payable	39,674	28,066
Other	13,682	(3,557)
Net cash provided by (used in) operating activities	397,022	288,364
Investing activities:
Construction expenditures - excluding equity AFUDC	(353,582)	(375,304)
Other	2,432	285
Net cash provided by (used in) investing activities	(351,150)	(375,019)
Financing activities:
Change in short-term debt, net	(188,500)	43,900
Dividends paid	(19,979)	(84,050)
Proceeds from long-term debt and bonds issued	596,100	—
Other	2,963	4,651
Net cash provided by (used in) financing activities	390,584	(35,499)
Net increase (decrease) in cash, cash equivalents, and restricted cash	436,456	(122,154)
Cash, cash equivalents, and restricted cash at beginning of period	140,701	214,575
Cash, cash equivalents, and restricted cash at end of period	$577,157	$92,421
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$65,276	$69,636
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$97,494	$40,354

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating revenue:
Electric	$1,026,948	$988,516
Natural gas	565,973	557,820
Other	99	101
Total operating revenue	1,593,020	1,546,437
Operating expenses:
Energy costs:
Purchased electricity	381,528	385,765
Electric generation fuel	91,624	117,557
Residential exchange	(27,234)	(26,298)
Purchased natural gas	246,515	271,353
Unrealized (gain) loss on derivative instruments, net	—	15,665
Utility operations and maintenance	232,385	203,117
Non-utility expense and other	8,775	3,147
Depreciation & amortization	208,693	190,192
Conservation amortization	47,880	37,832
Taxes other than income taxes	141,500	126,678
Total operating expenses	1,331,666	1,325,008
Operating income (loss)	261,354	221,429
Other income (expense):
Other income	30,824	16,317
Other expense	(3,516)	(2,103)
Interest charges:
AFUDC	10,087	9,087
Interest expense	(84,920)	(76,613)
Income (loss) before income taxes	213,829	168,117
Income tax (benefit) expense	27,815	20,218
Net income (loss)	$186,014	$147,899

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$186,014	$147,899
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(18) and $1,832, respectively.	(65)	(1,871)
Amortization of treasury interest rate swaps to earnings, net of tax of $26 and $25, respectively.	97	97
Other comprehensive income (loss)	32	(1,774)
Comprehensive income (loss)	$186,046	$146,125

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2025	December 31, 2024
Utility plant (at original cost, including construction work in progress of $1,717,625 and $1,577,695, respectively):
Electric plant	$14,391,643	$14,188,252
Natural gas plant	5,781,186	5,726,641
Common plant	1,137,282	1,110,364
Less: Accumulated depreciation and amortization	(7,486,481)	(7,382,662)
Net utility plant	13,823,630	13,642,595
Other property and investments:
Other property and investments	69,844	71,005
Total other property and investments	69,844	71,005
Current assets:
Cash and cash equivalents	31,445	100,105
Restricted cash	144,103	38,865
Accounts receivable, net of allowance for doubtful accounts of $43,299 and $40,436, respectively	596,828	539,072
Unbilled revenue	270,837	273,420
Materials and supplies, at average cost	223,214	201,847
Fuel and natural gas inventory, at average cost	64,927	87,118
Unrealized gain on derivative instruments	30,853	32,591
GHG emission allowances	—	43,592
Prepaid expense and other	68,702	83,835
Total current assets	1,430,909	1,400,445
Other long-term and regulatory assets:
Power cost adjustment mechanism	85,400	61,202
Other regulatory assets	1,286,658	1,355,291
Unrealized gain on derivative instruments	5,874	6,245
Operating lease right-of-use asset	365,720	181,397
Other	313,989	308,204
Total other long-term and regulatory assets	2,057,641	1,912,339
Total assets	$17,382,024	$17,026,384

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2025	December 31, 2024
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	3,927,905	3,927,905
Retained earnings	1,826,591	1,665,370
Accumulated other comprehensive income (loss), net of tax	(30,215)	(30,247)
Total common shareholder’s equity	5,725,140	5,563,887
Long-term debt:
First mortgage bonds and senior notes	5,845,000	5,845,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(45,188)	(45,835)
Total long-term debt	5,961,672	5,961,025
Total capitalization	11,686,812	11,524,912
Current liabilities:
Accounts payable	449,237	550,765
Short-term debt	40,000	40,000
Current maturities of long-term debt	17,000	17,000
Accrued expenses:
Taxes	151,122	105,754
Salaries and wages	48,242	74,294
Interest	79,005	56,215
Unrealized loss on derivative instruments	145,619	218,443
Operating lease liabilities	107,989	22,761
Compliance obligation	—	43,592
Other	122,980	105,605
Total current liabilities	1,161,194	1,234,429
Other long-term and regulatory liabilities:
Deferred income taxes	1,121,327	1,117,492
Unrealized loss on derivative instruments	205,651	171,488
Purchased gas adjustment liability	81,528	58,657
Regulatory liabilities	1,063,783	1,074,427
Regulatory liabilities for deferred income tax	711,171	722,558
Operating lease liabilities	264,995	166,700
Finance lease liabilities	95,704	96,850
Compliance obligation	195,963	73,049
Other deferred credits	793,896	785,822
Total long-term and regulatory liabilities	4,534,018	4,267,043
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$17,382,024	$17,026,384

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2023	85,903,791	$859	$3,635,105	$1,473,218	$(58,394)	$5,050,788
Net income (loss)	—	—	—	147,899	—	147,899
Common stock dividend paid	—	—	—	(54,999)	—	(54,999)
Other comprehensive income (loss)	—	—	—	—	(1,774)	(1,774)
Balance at March 31, 2024	85,903,791	$859	$3,635,105	$1,566,118	$(60,168)	$5,141,914
Balance at December 31, 2024	85,903,791	$859	$3,927,905	$1,665,370	$(30,247)	$5,563,887
Net income (loss)	—	—	—	186,014	—	186,014
Common stock dividend paid	—	—	—	(24,793)	—	(24,793)
Other comprehensive income (loss)	—	—	—	—	32	32
Balance at March 31, 2025	85,903,791	$859	$3,927,905	$1,826,591	$(30,215)	$5,725,140

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net Income (loss)	$186,014	$147,899
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	208,693	190,192
Conservation amortization	47,880	37,832
Deferred income taxes and tax credits, net	(7,560)	(5,149)
Net unrealized (gain) loss on derivative instruments	—	15,665
AFUDC - equity	(17,379)	(10,564)
Other non-cash	22,683	4,131
Regulatory assets and liabilities	31,154	8,038
Purchased gas adjustment	22,871	(40,813)
GHG emission allowances	—	(37,049)
Other long term assets and liabilities	(4,060)	(18,052)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(55,173)	(1,551)
Materials and supplies	(21,367)	(20,026)
Fuel and natural gas inventory	22,157	11,579
Prepayments and other	14,951	26,154
Accounts payable	(91,753)	(29,794)
Taxes payable	45,368	33,983
Other	3,217	(12,131)
Net cash provided by (used in) operating activities	407,696	300,344
Investing activities:
Construction expenditures - excluding equity AFUDC	(353,435)	(375,062)
Other	2,432	285
Net cash provided by (used in) investing activities	(351,003)	(374,777)
Financing activities:
Change in short-term debt, net	—	3,400
Dividends paid	(24,793)	(54,999)
Other	4,678	4,649
Net cash provided by (used in) financing activities	(20,115)	(46,950)
Net increase (decrease) in cash, cash equivalents, and restricted cash	36,578	(121,383)
Cash, cash equivalents, and restricted cash at beginning of period	138,970	210,852
Cash, cash equivalents, and restricted cash at end of period	$175,548	$89,469
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$50,656	$55,001
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$97,494	$40,354

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
The following table presents the activity in the allowance for credit losses for accounts receivable for the three months ended March 31, 2025 and 2024:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024
Allowance for credit losses:
Beginning balance	$40,436	$38,211
Provision for credit loss expense[1]	13,673	13,680
Receivables charged-off	(10,810)	(8,628)
Total ending allowance balance	$43,299	$43,263
_____________
1 $9.3 million and $4.9 million of provision related to balances of deferred costs specific to COVID-19 as of March 31, 2025 and 2024, respectively.

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
Pursuant to an order by the Washington Commission, approximately 43.0% of common capital and operating costs is allocated to PSE, the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility is allocated to Puget LNG, the unregulated portion of the Tacoma LNG facility. Per this allocation of costs, $233.3 million and $234.8 million of net non-utility plant related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of March 31, 2025 and December 31, 2024, respectively. Additionally, $7.1 million and $6.7 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the three months ended March 31, 2025, and March 31, 2024, respectively. Further, $227.6 million and $229.0 million of natural gas plant related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of March 31, 2025 and December 31, 2024, respectively, as PSE is a regulated entity.

Variable Interest Entities
PSE has certain power purchase agreements (PPAs) in which PSE has variable interests mainly including fixed price contracts for renewable energy. The most significant economic activity for these variable interest entities (VIEs) is typically the operation and maintenance of the facility, which is performed by the seller. Therefore, the Company is not the primary beneficiary of any of these VIEs as it does not control the commercial and operating activities that most significantly impact the economic performance of the entities.
The carrying amount of any assets and liabilities related to these VIEs in the Company’s balance sheets represent amounts due from the PPAs. The Company can recover these costs through the PCA mechanism. The Company has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts. The aggregate contracted capacity from these VIE projects was 723.8 MW at March 31, 2025 and 2024, and the amounts that the Company paid related to these VIEs were $25.0 million and $26.3 million for the three months ended March 31, 2025 and 2024, respectively.
For further information on the Company's accounting policies, see Part II, Item 8, Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 is intended to improve the disclosures for reportable segments and provide more detailed information about a reportable segment's expenses. This requires disclosure of significant segment expense categories, amounts for each reportable segment, disclosure of the title and position of the Chief Operating Decision Maker and how they use the measure of the segments' profit or loss to assess performance and allocate resources. ASU 2023-07 is effective for the Company in fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. As of March 31, 2025, the Company's disclosures are consistent with the amendment.

Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 will require disclosure of specific categories in a tabular rate reconciliation using both percentages and currency amounts, and provide additional information for reconciling items that meet a quantitative threshold. Further requirements include a qualitative description of the tax jurisdictions, an explanation of the reconciling items disclosed and disclosure regarding income taxes paid. ASU 2023-09 eliminates the requirement to disclose the nature and estimate of range in unrecognized tax benefits and disclosures of the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized. ASU 2023-09 will be effective for the Company in annual periods beginning after December 15, 2024. As of March 31, 2025, the Company's disclosures are consistent with the amendment.

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

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months ended March 31, 2025 and March 31, 2024:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31, 2025
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$583,762	$373,364	$—	$957,126
Commercial	341,308	159,481	—	500,789
Industrial	36,689	10,322	—	47,011
Other	6,242	—	—	6,242
Wholesale	71,993	—	—	71,993
Transmission and transportation	8,764	8,288	—	17,052
Miscellaneous[2]	5,622	40,893	10,128	56,643
Total revenue from contracts with customers	$1,054,380	$592,348	$10,128	$1,656,856
Total other revenue[3]	(27,432)	(27,421)	—	(54,853)
Total operating revenue	$1,026,948	$564,927	$10,128	$1,602,003
_____________
1 Other includes $10.0 million of Puget LNG revenues recorded at Puget Energy.
2 Miscellaneous natural gas revenue includes $37.9 million for the regulatory offset of CCA auction proceeds passed back to customers.
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
The Company expects to recognize revenue over the following time periods:

Puget Energy
(Dollars in Thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Remaining performance obligations	$14,591	$19,454	$19,454	$19,454	$19,454	$82,681	$175,088

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	March 31, 2025			December 31, 2024
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives[3]	*	$29,898	$311,356	*	$35,341	$319,506
Natural gas derivatives (MMBtus)[3]	243	6,829	39,914	269	3,495	70,425
Total derivative contracts		$36,727	$351,270		$38,836	$389,931
Current		$30,853	$145,619		$32,591	$218,443
Long-term		5,874	205,651		6,245	171,488
Total derivative contracts		$36,727	$351,270		$38,836	$389,931
_______________
1 Balance sheet classification: Current and Long-term Unrealized gain on derivative instruments.
2 Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.
3 All fair value adjustments on derivatives have been deferred in accordance with ASC 980, “Regulated Operations.” The net derivative asset or liability and offsetting regulatory liability or asset are related to contracts used to economically hedge the cost of electricity and physical gas purchased to serve customers.
* Electric portfolio derivatives consist of electric generation fuel of 263.9 million MMBtu and purchased electricity of 12.5 million MWhs at March 31, 2025, and 283.5 million MMBtus and 13.3 million MWhs at December 31, 2024.

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
The electric and natural gas derivative contracts above will be included in power costs during the period they are delivered and will be included in the applicable recovery mechanism.
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At March 31, 2025
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$36,727	$—	$36,727	$(32,001)	$—	$4,726
Liabilities:
Energy derivative contracts	$351,270	$—	$351,270	$(32,001)	$(4,576)	$314,693

Puget Energy and Puget Sound Energy	At December 31, 2024
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$38,836	$—	$38,836	$(34,329)	$—	$4,507
Liabilities:
Energy derivative contracts	$389,931	$—	$389,931	$(34,329)	$(3,593)	$352,009
_______________
1 All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

The Company recognized an unrealized loss of $15.7 million related to its derivatives in the three months ended March 31, 2024 in the 'Unrealized gain (loss) on derivative instruments, net' line item on its Consolidated Statements of Income. For further information see Part I, Item I, Note 4 "Accounting for Derivative Instruments and Hedging Activities" in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 and Part II, Item 8, Note 10, "Accounting for Derivative Instruments and Hedging Activities" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2025, approximately 99.8% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated investment grade by rating agencies and 0.2% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of March 31, 2025, PSE had cash posted as collateral of $5.2 million related to contracts executed on the ICE platform. As a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions, PSE maintains a standby letter of credit agreement with TD Bank. As of March 31, 2025, PSE had no cash posted with ICE NGX, and $5.1 million was issued under the standby letter of credit agreement in support of natural gas and carbon allowance purchases. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended March 31, 2025.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31, 2025			At December 31, 2024
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$213,919	$—	$213,919	$179,532	$—	$179,532
Requested credit for adequate assurance	19,985	—	—	37,492	—	—
Forward value of contract[3]	12,736	9,061	N/A	19,905	12,915	N/A
Total	$246,640	$9,061	$213,919	$236,929	$12,915	$179,532
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. Investments in life insurance contracts of $43.3 million and $44.8 million at March 31, 2025 and December 31, 2024 respectively, are included in "Other property and investments" on the balance sheet. These investments are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		March 31, 2025		December 31, 2024
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$8,021,553	$7,592,172	$7,423,919	$6,966,211
Total liabilities		$8,021,553	$7,592,172	$7,423,919	$6,966,211

Puget Sound Energy		March 31, 2025		December 31, 2024
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$5,961,672	$5,510,017	$5,961,025	$5,492,999
Total liabilities		$5,961,672	$5,510,017	$5,961,025	$5,492,999
_______________
1 The carrying value includes debt issuances costs of $22.5 million and $21.3 million for March 31, 2025 and December 31, 2024, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $21.7 million and $22.1 million for March 31, 2025 and December 31, 2024, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At March 31, 2025			Fair Value At December 31, 2024
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$19,394	$10,502	$29,896	$25,236	$10,105	$35,341
Natural gas derivative instruments	4,980	1,851	6,831	1,729	1,766	3,495
Total assets	$24,374	$12,353	$36,727	$26,965	$11,871	$38,836
Liabilities:
Electric derivative instruments	$97,136	$214,220	$311,356	$134,292	$185,214	$319,506
Natural gas derivative instruments	39,648	266	39,914	70,050	375	70,425
Compliance obligations	195,963	—	195,963	73,049	—	73,049
Total liabilities	$332,747	$214,486	$547,233	$277,391	$185,589	$462,980

The following table presents the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2025			2024
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(175,110)	$1,391	$(173,719)	$27,262	$3,851	$31,113
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	—	—	—	(44,017)	—	(44,017)
Included in regulatory assets / liabilities	(58,485)	617	(57,868)	—	459	459
Settlements	29,877	(423)	29,454	20,320	(913)	19,407
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$(203,718)	$1,585	$(202,133)	$3,565	$3,397	$6,962
_______________
1 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(38.4) million for the three months ended March 31, 2024.

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of March 31, 2025:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$10,502	$214,220	Discounted cash flow	Power prices (per MWh)	$16.56	$124.05	$58.52
Natural gas	$1,850	$267	Discounted cash flow	Natural gas prices (per MMBtu)	$0.74	$3.65	$1.73
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2024:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$10,104	$185,214	Discounted cash flow	Power prices (per MWh)	$13.82	$138.94	$64.59
Natural gas	$1,767	$376	Discounted cash flow	Natural gas prices (per MMBtu)	$2.66	$4.17	$3.66
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of March 31, 2025 and December 31, 2024, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $50.8 million and $57.8 million, respectively.

(6) Retirement Benefits

The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2025 and 2024:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$4,206	$4,524	$—	$—	$51	$50
Interest cost	8,054	7,786	306	342	108	104
Expected return on plan assets	(14,061)	(13,717)	—	—	(73)	(77)
Amortization of prior service cost	—	—	—	—	9	8
Amortization of net loss (gain)	(1,196)	(660)	(50)	(11)	(46)	(40)
Net periodic benefit cost	$(2,997)	$(2,067)	$256	$331	$49	$45

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$4,206	$4,524	$—	$—	$51	$50
Interest cost	8,054	7,786	306	342	108	104
Expected return on plan assets	(14,061)	(13,717)	—	—	(73)	(77)
Amortization of prior service cost	—	—	—	—	9	8
Amortization of net loss (gain)	—	—	(45)	(5)	(47)	(41)
Net periodic benefit cost	$(1,801)	$(1,407)	$261	$337	$48	$44

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2025, are expected to be at least $18.0 million, $6.8 million and $0.2 million, respectively. The Company contributed $2.3 million and $0.5 million to fund the SERP during each of the three months ended March 31, 2025 and the three months ended March 31, 2024, respectively. In addition, the Company contributed an immaterial amount to fund the other postretirement plans.
For further information, see Part II, Item 8, Note 13, "Retirement Benefits" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

(7) Regulation and Rates

General Rate Case
PSE filed a GRC which includes a two year MYRP with the Washington Commission on February 15, 2024. On January 15, 2025, the Washington Commission issued an order on PSE's 2024 GRC, in Docket Nos. UE-240004 and UG-240005, that approved a weighted cost of capital of 7.52% in 2025 and 7.64% in 2026, a capital structure of 49.0% in common equity in 2025 and 50.0% in 2026, and a return on equity of 9.8% in 2025 and 9.9% in 2026. On January 28, 2025, the Washington Commission approved PSE's electric and natural gas rates in its compliance filing with an overall net revenue change for electric of $378.2 million or 13.3% in 2025 and $191.0 million or 5.9% in 2026 and an overall net revenue change for natural gas of $110.0 million or 10.6% in 2025 and $20.0 million or 1.8% in 2026, with an effective date of January 29, 2025. PSE filed a petition for reconsideration on January 24, 2025 and multiple parties filed petitions for reconsideration and a motion for clarification on January 27, 2025. On March 17, 2025, the Washington Commission issued an order denying PSE’s petition for reconsideration. The order also granted and denied certain petitions for reconsideration and clarification by other parties. The order approved PSE's Targeted Electrification Pilot Phase II.

Liquefied Natural Gas Rate Adjustment
On April 24, 2024, the Washington Commission issued Final Order 07 in Docket No. UG-230393. The order determined that PSE acted prudently in developing and constructing the Tacoma LNG Facility after the initial decision to build in September 2016. Further, there were two main outcomes that resulted from the order. First, the Washington Commission did not authorize recovery of the portion of the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded between February 1, 2022, the date the facility was placed into service, and January 11, 2023, the date PSE’s 2022 GRC rates went into effect. Second, the Washington Commission directed PSE to increase the allocation of distribution pipeline investment to Puget LNG. The Washington Commission determined that the allocation should be tied to the relative flow of natural gas across these facilities, resulting in a higher allocation to Puget LNG than was originally filed. On May 3, 2024, PSE made the compliance filing required by Final Order 07. On May 24, 2024, Public Counsel and the Puyallup Tribe of Indians each filed a petition for judicial review of the Washington Commission’s Final Order 07. The petitions were filed in Thurston County Superior Court and were consolidated. Both petitions allege that the Washington Commission (i) failed to properly apply the updated public interest standard, (ii) failed to disallow all costs related to PSE’s redesign of the pipeline and development of waste gas disposal methods, and (iii) failed to conduct an independent determination of reasonable attorney fees. The parties agreed to seek direct review of the case by the Washington State Court of Appeals. The case was transferred to Division III of the Court of Appeals in March 2025.

PCA and PGA Unrealized Loss
On December 19, 2024, the Washington Commission approved the Company's accounting petition in Docket No. UE-240773 to offset any derivative assets or liabilities, entered into in order to serve electric customers, with a regulatory asset or liability, thus deferring the unrealized gains or losses. For additional information, see Note 4, "Accounting for Derivative Instruments and Hedging Activities" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Climate Commitment Act Deferral
In 2023, PSE filed its initial revision to natural gas rates for the recovery of allowance costs and pass back of auction proceeds in Docket UG-230968. In this filing, PSE sought to update rates pertaining to amounts deferred from January 2023 through September 2023 and to add new language to the tariff that would enable PSE to fund decarbonization projects using a portion of the projected no cost allowances revenues. Subsequent filings were also made to revise the tariff rates for allowance costs and auction proceeds related to subsequent periods. The Washington Commission suspended the tariff sheets and subsequent updates but allowed the rates to go into effect on an interim basis, subject to refund, on January 1, 2024. The Washington Commission has rejected all parties' proposals for a risk sharing of CCA compliance costs and will consider whether a risk sharing mechanism is necessary in an ongoing rule making related to CCA implementation.
The ongoing recovery of allowance costs and pass back of proceeds from the sale of consigned no-cost allowances for PSE's natural gas operations is consistent with the approved accounting petitions in Docket Nos. UG-220975 and UG-230471. As of March 31, 2025, PSE recorded a regulatory liability of $40.0 million, which represents the amounts to date collected in customer natural gas rates for CCA obligation costs, net of the expense incurred for the purchase of allowances for electric and natural gas operations. Additionally, PSE will continue to consign for auction at least the minimum amount of no-cost emission allowances allocated for natural gas operations in compliance with the CCA, the proceeds of which will continue to be used for the benefit of natural gas customers, as determined by the Washington Commission. PSE does not record a regulatory liability to defer the proceeds until consigned allowances are sold at auction. As of March 31, 2025, PSE recorded a regulatory asset of $43.6 million, which represents the proceeds from the sale of consigned natural gas GHG emission allowances passed back through customer rates, net of proceeds received from the sale of consigned allowances sold at auction.
On May 2, 2025, PSE filed a revision to its electric tariff in Docket No. 250321, which proposes the establishment of a new schedule, Schedule 111E, which will allow PSE to recover the costs associated with its electric compliance obligation. PSE's proposal covers the recovery of its electric compliance costs incurred, or to be incurred, from January 2023 through December 2025, with a recovery period set for the period of August 1, 2025 through December 2026.

Colstrip Adjustment Rider
On September 30, 2024, PSE filed proposed revisions to rates under the Colstrip Adjustment Rider Schedule 141COL with the Washington Commission, seeking to recover actual and forecasted costs for Colstrip Units 3 and 4 for calendar year 2025. The proposed revisions would increase PSE's annual revenues by $4.1 million, or 0.1%. The Washington Commission Staff identified concerns regarding certain capital investments related to the Colstrip coal-fired generating facility, particularly in light of the CETA's mandate to remove coal-fired generation facility costs from rates by December 31, 2025. On December 19, 2024, the Washington Commission issued Order 01, requiring PSE to file revised tariff pages, with rates effective January 1, 2025, subject to refund pending final determination. The Washington Commission has set the matter for adjudication, with a hearing scheduled for September 3, 2025. The Washington Commission's order allows the rates to be collected beginning January 1, 2025, but explicitly notes this does not represent a resolution or final determination of any matter raised in Docket No. UE-240729.

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

The following graduated scale used in the PCA mechanism resulted in the following Company and customer shares:

Puget Energy and
Puget Sound Energy	At March 31, 2025
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual Power Cost Variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$17,000	—%	—%	$—	$17,000
(Over) and under collected between $17 - $40 million	35	50	11,500	65	50	11,500	23,000
(Over) or under collected beyond $40 million	10	10	3,118	90	90	28,063	31,181
Interest			—			247	247
Total (over) / under recovery			$31,618			$39,810	$71,428

Puget Energy and
Puget Sound Energy	At March 31, 2024
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual Power Cost Variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$17,000	—%	—%	$—	$17,000
(Over) and under collected between $17 - $40 million	35	50	11,500	65	50	11,500	23,000
(Over) or under collected beyond $40 million	10	10	7,072	90	90	63,651	70,723
Interest			—			357	357
Total (over) / under recovery			$35,572			$75,508	$111,080

Power Cost Adjustment Clause
On April 30, 2024, PSE filed the 2023 PCA compliance report in Docket No. 240288. The Company proposed to pass back 2023 deferred balances from October 1, 2024 to December 31, 2025, resulting in credits to customers of $22.2 million. Additionally, PSE requested to recover the forecasted 2024 deferred balance of $98.2 million from October 1, 2024, to December 31, 2025. On September 26, 2024, the Washington Commission approved the filing as proposed with rates going into effect October 1, 2024 and January 1, 2025.
On April 30, 2025, PSE filed the 2024 PCA compliance report in Docket No. UE-250318. PSE proposed that the $3.1 million difference between the 2024 forecasted deferred balance of $98.2 million, which was set in rates from October 1, 2024, to December 31, 2025, and the actual 2024 deferred balance of $95.1 million be returned to the PCA tracking account for future disposition. Additionally, PSE requested to recover the forecasted 2025 deferred balance of $80.6 million from October 1, 2025 to December 31, 2026.

Purchased Gas Adjustment Mechanism
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

The following table presents the PGA mechanism balances and activity for the three months ended March 31, 2025 and the twelve months ended December 31, 2024:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31,	At December 31,
	2025	2024
PGA (liability)/receivable beginning balance	$(58,657)	$(132,082)
Actual natural gas costs	158,075	416,067
Allowed PGA recovery	(179,852)	(336,170)
Interest	(1,094)	(6,472)
PGA (liability)/receivable ending balance	$(81,528)	$(58,657)

For further information, such as prior rate filings and accounting petitions, see Part II, Item 8, Note 4, "Regulation and Rates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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
The WDOE provided an initial allocation of no-cost allowances to electric utilities, including PSE, for compliance years 2023, 2024 and 2025. However, qualifying electric utilities are allowed to submit revised emissions forecasts approved by the Washington Commission to WDOE. On April 21, 2025, PSE filed a petition with the Washington Commission requesting approval for its revised demand and resource supply forecast for calendar years 2025 and 2026, which revises PSE's electric emissions forecast and may affect the allocation of no-cost allowances provided by the WDOE for 2025. As of March 31, 2025, the Company's compliance obligation does not reflect the revised electric emissions forecast filed with the Washington Commission as it is pending approval, and, if approved, PSE plans to request a revised allocation of no-cost allowances from the WDOE for compliance year 2025.
On September 30, 2024, the WDOE provided notice to PSE that its 2023 annual compliance obligation was confirmed based on its 2023 reported covered emissions as previously reported to the WDOE. The WDOE has held subsequent meetings with electric utilities, including PSE, regarding CCA compliance issues related to the first compliance period. To date, WDOE has not made adjustments or “true up” accounting for allocation methods, forecasts or cost burden associated with the first compliance period for PSE. The WDOE has indicated that they will provide future guidance on how the adjustment (or “true-up”) mechanism will work going forward. Based on the determinations made by the WDOE in the aforementioned notices, PSE recorded a compliance obligation of $50.8 million for allowances for electric operations as of March 31, 2025. Given the potential for future rulemakings and the WDOE's ability to adjust no-cost allowances during the compliance period, there is estimation uncertainty surrounding the Company's ability to estimate its compliance obligation both on an annual basis and a four-year compliance period, prior to a final WDOE determination.
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

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE entered into an agreement with NorthWestern Energy on July 30, 2024 to transfer PSE's ownership interest in Colstrip Units 3 and 4 to NorthWestern Energy on December 31, 2025. Management evaluated Colstrip Units 3 and 4 and determined that abandonment accounting criteria was met as of December 31, 2024. Thus, PSE will apply abandonment accounting on the transfer date of December 31, 2025. Until that date, Colstrip Units 3 and 4 are classified as electric utility plant on the Company's balance sheet as of March 31, 2025 and December 31, 2024.
For further information, see Part II, Item 8, Note 6, "Utility Plant" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Other Commitments and Contingencies
There have been no material changes to the contractual obligations and consolidated commercial commitments disclosed in Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

(9)  Leases

PSE has operating leases for buildings for corporate offices and operations, real estate for operating facilities and the Tacoma LNG facility, land for our wind farms, power tolling agreements and vehicles for PSE’s fleet. The finance leases are primarily for office buildings and office printers. The leases have remaining lease terms of less than a year to 44.4 years. PSE's ROU assets and lease liabilities include options to extend leases when it is reasonably certain that PSE will exercise that option.
On January 1, 2025, PSE commenced a tolling agreement to purchase the energy and capacity associated with a 650.0 MW natural gas combined cycle facility. The tolling agreement represents an operating lease to PSE and as of March 31, 2025, PSE recorded $187.9 million in right-of-use assets and $187.4 million in lease liabilities, included in the Company's consolidated balance sheets. The right-of-use asset is included in the operating lease right-of-use assets line item and liabilities are included in the operating lease liabilities line items under the current liabilities and other long-term and regulatory liabilities sections. Costs associated with the tolling agreement are included within purchased electricity on the Company's consolidated statements of income.

Leases Not Yet Commenced
On September 20, 2023, PSE entered into a tolling agreement to purchase the energy and capacity associated with a 132.5 MW facility. The tolling agreement represents a lease to PSE, and is expected to commence in October 2025. PSE expects the total lease payment consideration to be $91.0 million over the five year period beginning in October 2025.
On December 12, 2023, PSE entered into a lease for an operations training facility located in Puyallup, Washington. The lease is expected to commence in the fourth quarter of 2025 and PSE expects the total lease payment consideration to be $116.0 million over the 20 year term. Construction of the facility will be managed and contracted by the lessor, however, PSE will have involvement in the design of the facility.
On May 8, 2024, PSE entered into a battery energy storage services agreement that will be accounted for as a lease upon commencement. The lease is expected to commence in August 2027 and has a term of 20 years. The expected total lease payment consideration will approximate $744.0 million over the lease term.
On May 23, 2024, PSE entered into a battery energy storage services agreement that will be accounted for as a lease upon commencement. The lease is expected to commence in September 2027 and has a term of 25 years. The expected total lease payment consideration will approximate $856.2 million over the lease term.
On January 7, 2025, PSE entered into two battery energy storage services agreements that will be accounted for as leases upon commencement. These leases are expected to commence in January 2027 and each will have a term of 20 years. The expected total lease payment consideration will approximate $45.2 million over the lease terms.

(10) Other

Long-Term Debt
On March 13, 2025, Puget Energy issued $600.0 million of senior secured notes at an interest rate of 5.725%. The notes mature on March 15, 2035 and pay interest semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2025. Proceeds from the issuance of the notes are intended to be used to repay Puget Energy's $400.0 million senior secured notes maturing in May 2025 and were used to pay down a portion of the outstanding balance on the Puget Energy senior secured credit facility and for general corporate purposes. A portion of the net proceeds were invested in short-term money market funds until they are used for their intended purposes.

Liquidity Facilities and Other Financing Arrangements
As of March 31, 2025, $149.9 million was drawn and outstanding under Puget Energy's credit facility, which was classified as short-term debt on Puget Energy's consolidated balance sheet.
As of March 31, 2025, there was $40.0 million outstanding under the commercial paper program at PSE and no amount was drawn under PSE's credit facility. Outside of the credit facility, PSE maintains a standby letter of credit with TD Bank allowing for standby letter of credit postings of up to $150.0 million as a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions. As of March 31, 2025, $5.1 million was issued under a standby letter of credit with TD Bank in support of natural gas purchases and carbon allowance purchases. Additionally, PSE secured rights to $90.3 million of GHG emission allowances under the CCA, which did not clear until April 2, 2025 and thus was included in restricted cash, and had a $1.9 million letter of credit in support of a long-term transmission contract. In support of purchase power contracts, PSE posted cash collateral of $27.5 million and maintained two standby letters of credit in the amounts of $65.0 million and $13.5 million.
For further information on the Company's long-term and short-term debt, credit facilities and other financing arrangements, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Beaver Creek Wind Project
Beaver Creek is a utility-scale wind project located in Stillwater County, Montana, with an expected nameplate capacity of 248 MW that is expected to commence commercial operations in 2025. On September 15, 2023, PSE executed a membership interest purchase agreement with Caithness Beaver Creek, LLC for a 100% ownership interest in Caithness Montana Wind, LLC, which closed on December 1, 2023. Total consideration is expected to be $44.6 million of which $23.8 million has been paid as of March 31, 2025 and the remaining balance is expected to be paid in the second quarter of 2025. On December 1, 2023, PSE entered into a turbine supply agreement with GE Renewables North America, LLC to purchase 88 wind turbines. Total consideration is expected to be $266.9 million of which $257.0 million has been paid as of March 31, 2025 and the remaining balance is expected to be paid throughout the second quarter of 2025 as turbines are delivered and the project is completed. On January 26, 2024, PSE entered into a balance of plant agreement to complete the design and construction of the project. Total consideration is expected to be approximately $157.9 million. As of March 31, 2025, $553.6 million and $19.5 million was recorded to construction work in progress and ARO, respectively, in conjunction with the Beaver Creek wind project.

Appaloosa Solar Project
Appaloosa Solar Project is a utility-scale solar project located in Garfield County, Washington with an expected nameplate capacity of 142 MW that is expected to commence commercial operations in 2026. On December 22, 2023, PSE executed and closed a membership interest purchase agreement with HQC Solar Holdings 1, LLC for a 100% ownership interest in Appaloosa Solar Project LLC. Total consideration is expected to be $20.3 million, of which $18.6 million was paid as of March 31, 2025 and the remaining balance is expected to be paid in 2026. On August 30, 2024, PSE entered into an Engineering, Procurement, and Construction agreement to complete the design and construction of the project. Total consideration is expected to be approximately $266.8 million. As of March 31, 2025, $31.6 million was recorded to construction work in progress in conjunction with the project.

(11) Segment Information

Puget Energy operates one reportable segment referred to as the regulated utility segment (Regulated Utility), which is made up of its regulated subsidiary, PSE. No additional reportable segments are contained within PSE. The Regulated Utility segment generates, purchases and sells electricity and purchases, transports and sells natural gas. The service territory of PSE covers approximately 6,000 square miles in the state of Washington. Operations in addition to the Regulated Utility reportable segment, described as Other below, include the activities conducted at the holding company level and at Puget LNG, a non-regulated liquefied natural gas facility. The accounting policies of the Regulated Utility operating segment are the same as those described in Note 1, "Summary of Significant Accounting Policies" to the Combined Notes to Consolidated Financial Statements included in Item I of this report. The chief operating decision maker for both Puget Energy and PSE is the president and chief executive officer.

The chief operating decision maker uses net income for the Regulated Utility reportable segment to assess performance, determine resource allocation and gauge the Company's ability to attract and pursue capital investments by comparing actual results to budgeted amounts.
The following tables present financial information about the Regulated Utility segment and reconciliation to Puget Energy consolidated financial statements:

Puget Energy	Three Months Ended March 31, 2025
(Dollars in Thousands)	Regulated Utility	Other	Total
Revenue	$1,593,020	$8,983	$1,602,003
Depreciation and amortization	208,693	1,683	210,376
Income tax (benefit) expense	27,815	(7,317)	20,498
Non-utility expense and other	8,775	6,552	15,327
Interest expense	84,920	27,742	112,662
Net income	186,014	(18,458)	167,556
Total assets	17,382,024	2,330,456	19,712,480
Construction expenditures	(353,435)	(147)	(353,582)

Puget Energy	Three Months Ended March 31, 2024
(Dollars in Thousands)	Regulated Utility	Other	Total
Revenue	$1,546,437	$7,980	$1,554,417
Depreciation and amortization	190,192	1,684	191,876
Income tax (benefit) expense	20,218	(8,314)	11,904
Non-utility expense and other	3,147	7,796	10,943
Interest expense	76,613	25,835	102,448
Net income	147,899	(17,990)	129,909
Total assets	15,714,310	1,952,090	17,666,400
Construction expenditures	(375,062)	(242)	(375,304)

There are no significant segment expenses used by the chief operating decision maker to manage the segment’s operations that are not included in the Consolidated Statements of Income. PSE recognized revenue from Puget LNG for gas transportation services of $1.0 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively. These revenues are eliminated in Puget Energy's Consolidated Statements of Income. Puget LNG is charged tariffed rates that are approved by the Washington Commission.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for the period ended March 31, 2025 compared to 2024. For discussion related to the results of operations and changes in financial condition for the period ended March 31, 2024 compared to 2023 refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended March 31, 2024, Form 10-Q, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and PSE's Form 10-K for the period ended December 31, 2024. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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

Factors and Trends Affecting PSE's Performance
PSE’s ongoing regulatory requirements and operational needs necessitate the investment of substantial capital in 2025 and will continue to do so in future years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:
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
•Natural disasters such as wildfires, earthquakes, hurricanes, floods, landslides and windstorms or the rise in frequency and magnitude of extreme temperature events; possible accidents, explosions, fires or mechanical breakdowns affecting or caused by PSE's facilities or infrastructure; changes in legislation, regulation and government policies including federal grant programs, trade restrictions and tariffs, and government staff reductions may increase the Company's costs, delay projects, interrupt service, impact PSE's generation, transmission and distribution systems, subject the Company to increased liability, and/or adversely affect its operations;
•Risks due to health crises, such as epidemics and pandemics, including supply shortages, rising costs, disruption to vendor or customer relationships, the potential for reputational harm, the impact of government, business and company closure of facilities, customer or contract defaults, concerns of safety to employees and customers, potential costs due to quarantining of employees and work-from-home policies, and the Company's and vendor staffing levels resulting from vaccination mandates; and
•Legislative, regulatory, code, and/or ordinance changes, including executive orders, tariffs and trade restrictions and budget and efficiency measures, including any actual or potential reduction in the federal workforce, that impact operations, electric and natural gas availability, sales, transmission, costs and/or delivery.

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements, environmental compliance and operational needs require the investment of substantial capital in 2025 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon outcomes from that process. The rates PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission.
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
In 2024, the Washington Governor signed the Washington Decarbonization Act for Large Combination Utilities, introduced as House Bill 1589, which requires PSE to file an integrated system plan that combines natural gas and electric planning into one process and include, among other objectives, planning scenarios that (i) achieve natural gas and electricity emissions reductions and costs associated therewith (including planning scenarios for a range of natural gas decarbonization and associated costs), (ii) achieve two percent of electric load annually with conservation and energy efficiency resources unless the Washington Commission finds that a higher target is cost effective, (iii) includes low-income electrification programs and (iv) include a 10-year clean energy action plan for implementing CETA at the lowest reasonable cost and at an acceptable resource adequacy standard and consolidation of multiple existing system plans into an integrated plan, which will be followed by three years of rulemaking and planning prior to the submission in 2027 of PSE’s first integrated system plan to the Washington Commission. The law also clarifies the application of certain regulatory mechanisms for PSE, including a Certificate of Necessity and usage of CWIP. For additional information on PSE's GRC filings, see Note 7, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

On March 29, 2024, senate bill 5950 approved Washington State's operating budget, which included $150.0 million for public and private utilities to provide one-time bill rebates for low-and moderate-income residential electric customers. PSE received a total of $45.9 million during the third quarter of 2024, and provided rebates to low-and moderate-income residential electric customers.

General Rate Case Filing
PSE filed a GRC which includes a two year MYRP with the Washington Commission on February 15, 2024. On January 15, 2025, the Washington Commission issued an order on PSE's 2024 GRC, that approved a weighted cost of capital of 7.52% in 2025 and 7.64% in 2026, a capital structure of 49.0% in common equity in 2025 and 50.0% in 2026, and a return on equity of 9.8% in 2025 and 9.9% in 2026. On January 28, 2025, the Washington Commission approved PSE's electric and natural gas rates in its compliance filing with an overall net revenue change for electric of $378.2 million or 13.3% in 2025 and $191.0 million or 5.9% in 2026 and an overall net revenue change for natural gas of $110.0 million or 10.6% in 2025 and $20.0 million or 1.8% in 2026, with an effective date of January 29, 2025. PSE filed a petition for reconsideration on January 24, 2025 and multiple parties filed petitions for reconsideration and a motion for clarification on January 27, 2025. On March 17, 2025, the Washington Commission issued an order denying PSE’s petition for reconsideration. The order also granted certain petitions for reconsideration and clarification by other parties and denied certain petitions for reconsideration and clarification by other parties. The order approved PSE's Targeted Electrification Pilot Phase II.
For further information, such as prior rate filings, see Part II, Item 8, Note 4, "Regulation and Rates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Electric Rates
The following table sets forth electric rate adjustments and the expected annual impact of PSE's revenue approved by the Washington Commission since the electric rate adjustments included in the Company's Annual Report included on Form 10-K for the year ended December 31, 2024. For further information on the rate schedule descriptions and prior approved filings, see Part I, Item 1, Business, "Regulation and Rates" and Part II, Item 7, "Regulation of PSE Rates and Recovery of PSE Costs" respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Electric	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Conservation service rider	120	250123	May 1, 2025	1.2	37.7
Low income program	129	250200	May 1, 2025	3.0	34.8
Property tax tracker	140	250207	May 1, 2025	0.3	10.3
Revenue decoupling adjustment mechanism	142	250203	May 1, 2025	(0.2)	(5.5)
Transportation electrification plan	141TEP	250197	May 1, 2025	0.1	4.6

Natural Gas Rates
The following table sets forth natural gas rate adjustments and the expected annual impact of PSE's revenue approved by the Washington Commission since the natural gas rate adjustments included in the Company's Annual Report included on Form 10-K for the year ended December 31, 2024. For further information on the rate schedule descriptions and prior approved filings, see Part I, Item 1, Business, "Regulation and Rates" and Part II, Item 7, "Regulation of PSE Rates and Recovery of PSE Costs", respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Natural gas	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Conservation service rider	120	250124	May 1, 2025	0.5	5.7
Low income program	129	250201	May 1, 2025	3.1	7.8
Property tax tracker	140	250208	May 1, 2025	0.4	4.7
Revenue decoupling adjustment mechanism	142	250204	May 1, 2025	0.9	12.0
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
While the Washington Commission has approved the recovery of natural gas CCA-related costs, which has led to increases in costs to customers, it has indicated these revenues are subject-to-refund, and there is a risk PSE may ultimately not be able to recover all costs. Electric CCA-related costs have not yet been approved for recovery at this time and it is uncertain what obligation may be borne by customers or at risk for recovery. PSE faces continued risks associated with the program, including the evolving nature of the CCA rulemaking and related interpretation of the rules, unresolved recovery methodology for CCA’s impact on energy costs and risk sharing mechanisms, company costs, customer rate impacts, and cash, liquidity and credit volatility. For additional information, see Note 7, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
Compliance with these or other future regulations, such as those pertaining to climate change, could require significant capital expenditures by PSE and may adversely affect PSE's financial position, results of operations, cash flows and liquidity.

Other Challenges and Strategies
Competition
PSE’s electric and natural gas utility retail customers generally do not have the ability to choose their electric or natural gas supplier; therefore, PSE’s business has historically been recognized as a natural and regulated monopoly. However, PSE faces competition from public utility districts and municipalities or efforts by citizens organizing to form such entities that want to establish their own government-owned utility, as a result of which PSE may lose a number of customers. PSE's natural gas customers may also elect to use heating oil, propane or other fuels instead of purchasing and using natural gas. PSE also faces increasing competition for sales to its retail customers through alternative methods of electric energy generation, including solar and other self-generation methods.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document. The following discussion provides the significant items that impacted PSE’s results of operations for the three months ended March 31, 2025 and March 31, 2024.

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

The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31,
	2025	2024
Operating income (loss)	$261,354	$221,429
Electric operating revenue	1,026,948	988,516
Purchased electricity	(381,528)	(385,765)
Electric generation fuel	(91,624)	(117,557)
Residential exchange	27,234	26,298
Electric margin (non-GAAP)	$581,030	$511,492
Natural gas operating revenue	565,973	557,820
Purchased natural gas	(246,515)	(271,353)
Natural gas margin (non-GAAP)	$319,458	$286,467
Other operating revenue	99	101
Unrealized gain (loss) on derivative instruments, net	—	(15,665)
Utility operation and maintenance	(232,385)	(203,117)
Non-utility expense and other	(8,775)	(3,147)
Depreciation and amortization	(256,573)	(228,024)
Taxes other than income taxes	(141,500)	(126,678)
Operating income (loss)	$261,354	$221,429

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended March 31, 2025 and 2024:

Electric Margin
Three Months Ended
2025 to 2024 comparison

650
600
550
500
$ (Millions)
$511.5
$107.3
$(44.7)
$(19.3)
$2.0
$(6.8)
$4.2
$25.9
$0.9
$581.0
2024 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2025 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended March 31, 2025 Compared to 2024
Electric Operating Revenue
Electric operating revenues increased $38.4 million from the prior year primarily due to an increase in electric retail sales of $107.3 million and other decoupling revenue of $2.0 million; partially offset by decreases in sales to other utilities of $44.7 million, decoupling revenue of $19.3 million and transportation and other revenue of $6.8 million. These items are discussed in detail below.
•Electric retail sales increased $107.3 million primarily from a rate increase resulting in an additional $81.1 million in sales compared to the prior year and from an increase in retail electricity usage of 2.8% with an impact of $26.2 million. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 GRC. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for electric rate changes. The increase in retail usage was due to an increase in residential, commercial and industrial usage of 3.7%, 1.5% and 1.8%, respectively. The increase in customer usage was driven by an 8.9% increase in heating degree days in the three months ended March 31, 2025 as compared to 2024.
•Sales to other utilities decreased $44.7 million primarily due to a 29.2% decrease in the average price of electric wholesale sales and a 13.4% decrease in wholesale sales volume. Lower wholesale power prices were largely the result of lower natural gas prices. The decrease in wholesale sales volume was driven by an environment where it was less economic to dispatch PSE units leading to a reduction in total combustion turbine (CT) generation of 31.9%.
•Decoupling revenue decreased $19.3 million which was attributable to a $14.2 million and $5.1 million decrease in delivery and fixed production cost deferral revenues, respectively. This was driven primarily by higher rates and usage in the three months ended March 31, 2025 compared to the same period in 2024.
•Transportation and other revenue decreased $6.8 million primarily due to a $6.4 million decrease in net wholesale non-core natural gas sales driven by an increase of $5.2 million in financial hedging costs in 2025 compared to 2024.

Electric Power Costs
Electric power costs decreased $31.1 million primarily due to a decrease of electric generation fuel costs of $25.9 million and a decrease in purchased electricity of $4.2 million. These items are discussed in detail below:
•Purchased electricity decreased $4.2 million primarily due to decreased wholesale purchase prices, which were 18.2% lower in 2025 compared to 2024. Lower average wholesale purchase prices were driven by open market purchases. This was partially offset by wholesale electricity purchase volumes that increased by 20.9% in 2025 compared to 2024.
•Electric generation fuel decreased $25.9 million primarily due to a $26.8 million decrease in natural gas fuel costs resulting from lower natural gas prices and decreased gas-fired CT generation of 31.9% during 2025 as compared to 2024.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended March 31, 2025 and 2024:

Natural Gas Margin
Three Months Ended
2025 to 2024 comparison

350
300
250
200
$ (Millions)
$286.5
$114.9
$(27.0)
$(11.9)
$(67.8)
$24.8
$319.5
2024 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2025 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended March 31, 2025 Compared to 2024
Natural Gas Operating Revenue
Natural gas operating revenue increased $8.2 million primarily due to an increase in retail sales of $114.9 million, which was partially offset by decreases in decoupling revenue of $27.0 million, other decoupling revenue of $11.9 million and transportation and other revenue of $67.8 million. These items are discussed in detail below.
•Natural gas retail sales revenue increased $114.9 million primarily due to an increase in rates of $88.3 million and an increase in natural gas load of 5.1%, or $26.6 million. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 GRC effective January 29, 2025 and 2024 PGA filing effective November 1, 2024. This was partially offset by a decrease in rates driven by Schedule 111 that includes a charge for CCA allowance costs and a pass back of CCA auction proceeds. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for natural gas rate changes.
•Decoupling revenue decreased $27.0 million primarily due to higher rates and natural gas usage, as mentioned above, in 2025 compared to 2024.

•Other decoupling revenue decreased $11.9 million primarily due to an increase in current period amortization of prior year decoupling revenues compared to the same period in 2024. This is attributable to an increase in amortization rates, which increases the rate at which deferral revenues are passed back to customers.
•Transportation and other revenue decreased $67.8 million due to a decrease of $69.9 million related to the regulatory offset of CCA auction proceeds passed back to customers, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above and a decrease of $5.1 million related to the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded in the three months ended March 31, 2024 and included in rates under Schedule 141LNG for the three months ended March 31, 2025. The decreases were partially offset by an increase of $6.7 million related to the regulatory offset of bill discounts under Schedule 129D, which are passed back to customers as credits on billed revenue included within natural gas retail revenues above.

Natural Gas Energy Costs
•Purchased natural gas expense decreased $24.8 million primarily due to a decrease of $82.1 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above. This was partially offset by an increase in the PGA rates in November 2024 and an increase in natural gas usage of 5.1% as stated in the natural gas retail sales section above. For natural gas rate changes and details on the PGA, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended March 31, 2025 and 2024:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2025 to 2024 comparison

$ (Millions)
750
700
650
600
$650.2
$(15.7)
$29.3
$5.7
$28.5
$14.8
$(13.1)
$7.3
$7.6
$714.6
2024 Expenses (Income)
Unrealized (Gain) Loss on Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2025 Expenses (Income)

Three Months Ended March 31, 2025 Compared to 2024
•Net unrealized (gain) loss on derivative instruments decreased $15.7 million due to the Washington Commission's approval of the Company's accounting petition in Docket No. UE-240773 to offset any derivative assets or liabilities, entered into in order to serve electric customers, with a regulatory asset or liability, thus deferring the unrealized gains or losses. For additional information, see Note 4, "Accounting for Derivative Instruments and Hedging Activities" and Note 7, "Regulation and Rates" in Item 1 of this report.
•Utility operations and maintenance expense increased $29.3 million primarily due to increases in the following: (i) $16.5 million related to customer service expense, driven by an increase in Schedule 129 - low income program in electric and natural gas rates, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and (ii) $7.1 million in amortization of prior deferred O&M costs related to approved trackers that are being recovered through rates.
•Non-utility expense and other increased $5.7 million primarily due to an increase in the long-term incentive plan of $4.1 million in 2025 as compared to 2024.
•Depreciation and amortization expense increased $28.5 million due to increases in the following: (i) $10.0 million increase in conservation amortization due to increases in conservation rates effective May 1, 2024, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report, (ii) $8.6 million increase in electric production and electric general plant depreciation primarily driven by net additions to the Upper Baker Dam and waterway and advanced distribution management system computer software assets, respectively and (iii) $5.8 million increase in electric transmission and distribution plant primarily driven by net additions of transmission poles and underground conductors, respectively.

•Taxes other than income taxes increased $14.8 million primarily due to an increase of $12.3 million in state excise taxes and an increase of $9.7 million in municipal taxes; partially offset by a $4.9 million decrease in property taxes and a decrease of $2.3 million in other taxes.
Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $13.1 million from net other income of $14.2 million in 2024 to net other income of $27.3 million in 2025, due to an increase of $14.5 million in other income that was partially offset by an increase of $1.4 million in other expense. The increase in other income was primarily due to a $6.8 million increase in equity AFUDC due to an increase in eligible CWIP and AFUDC rates and an increase of $4.8 million related to advanced metering infrastructure interest income.
•Interest expense increased $7.3 million primarily due to an increase of $11.0 million in interest expense due to the June 2024 PSE bond issuances. This was partially offset by a decrease in other common interest expense of $3.4 million due to short-term cash investments at a lower rate in 2025 as compared to 2024.
•Income tax expense increased $7.6 million primarily driven by an increase in pre-tax book income in the three months ended March 31, 2025 as compared to 2024.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended March 31, 2025 and 2024 is as follows:

Puget Energy Summary Results of Operation
Three Months Ended
2025 to 2024 comparison
$ (Millions)
200
175
150
125
100
$129.9
$38.1
$0.3
$2.2
$0.6
$(2.6)
$(0.9)
$167.6
2024 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2025 Puget Energy Net Income

Three Months Ended March 31, 2025 compared to 2024
Summary Results of Operation
Puget Energy’s net income increased by $37.6 million. This is primarily due to: (i) an increase in PSE's net income of $38.1 million and (ii) an increase in other operating revenue and income of $2.2 million driven by short-term interest earned from re-investing proceeds of Puget Energy's $600.0 million bond issued in early March 2025. The increases were partially offset by an increase in interest expense of $2.6 million, which was driven by interest expense accrued for Puget Energy's $600.0 million bond issuance in early March 2025.

Capital Requirements
Contractual Obligations and Commercial Commitments
There have been no material changes to the contractual obligations and consolidated commercial commitments disclosed in Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements
As of March 31, 2025, the Company had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on the Company's financial condition. The Company does have standby letter of credit arrangements. For more information, see Note 10, "Other" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and improve energy system reliability.  The Company adjusted capital expenditures, resulting in a decrease of $46.5 million compared to forecasted amounts for the three months ended March 31, 2025. The decrease was primarily due to timing and project scheduling resulting in underspending in (i) transmission and distribution projects, (ii) generation projects, and (iii) information technology projects. Construction expenditures, excluding equity AFUDC, totaled $353.6 million for the three months ended March 31, 2025. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024	Change
Net income	$186,014	$147,899	$38,115
Non-cash items[1]	254,317	232,107	22,210
Changes in cash flow resulting from working capital[2]	(82,600)	8,214	(90,814)
Regulatory assets and liabilities	31,154	8,038	23,116
Purchased gas adjustment	22,871	(40,813)	63,684
GHG emission allowances	—	(37,049)	37,049
Other non-current assets and liabilities[3]	(4,060)	(18,052)	13,992
Net cash provided by operating activities	$407,696	$300,344	$107,352
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

Three Months Ended March 31, 2025 compared to 2024
Cash generated from operations for the three months ended March 31, 2025 increased by $107.4 million, which includes a net income increase of $38.1 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flows resulting from non-cash items increased $22.2 million primarily due to: (i) an increase in depreciation and amortization of $18.5 million, (ii) an increase of $10.0 million in conservation amortization, (iii) an increase of $8.8 million related to amortization of deferred return on PSE's share of the Tacoma LNG investment and (iv) an increase of $8.1 million related to the deferral of energy exchange costs. The increases were partially offset by: (i) a $15.7 million change in net unrealized loss on derivative instruments from $15.7 million in 2024 to $0.0 million in 2025, which was due to the deferral of unrealized gain or loss on derivative instruments consistent with the approved accounting petition in Docket No. UE-240773 and (ii) a change in equity AFUDC of $6.8 million.
•Cash flows resulting from changes in working capital decreased $90.8 million primarily due to: (i) accounts payable decreased faster in 2025 compared to 2024, which led to increased cash outflow of $62.0 million, (ii) cash outflow of $53.6 million due to the timing of accounts receivable collections, as the balance of accounts receivable increased $55.2 million in 2025 compared to an increase of $1.6 million in 2024 and (iii) a reduction in prepayments for purchased electricity led to $11.2 million of cash outflow. The decreases were partially offset by: (i) cash inflow of $11.4 million due to the change in tax payable balance, (ii) cash inflow of $11.0 million related to higher accrued interest in 2025 compared to 2024 due to $800.0 million of senior secured notes issued in June 2024, (iii) cash inflow of a $10.6 million due to a decrease in fuel inventory, which decreased $22.2 million in 2025 compared to an $11.6 million increase in 2024 and (iv) a $3.5 million increase in cash inflow due to an increase of transmission service deposits in 2025 compared to 2024.
•Cash flows resulting from purchased gas adjustment increased $63.7 million, which was primarily driven by a $57.4 million increase in allowed PGA recovery in 2025 compared to 2024 and a $6.3 million decrease in actual natural gas cost.
•Cash flows resulting from regulatory assets and liabilities increased $23.1 million, which is primarily due to $33.7 million cash inflow from the PCA due to actual power costs being higher than baseline rates in both periods, but to a larger degree in 2024 compared to 2025. The increase was partially offset by: (i) $5.1 million cash outflow due to deferring the unrealized losses of PGA and PCA derivatives contracts to regulatory assets and (ii) $4.6 million of cash outflow from storm damage costs primarily driven by the damage caused by storm events in Q1 2025.
•Cash flow resulting from GHG emission allowances increased $37.0 million due to timing differences in the purchases of allowances, which are made to obtain the Washington emission allowances for GHG emissions associated with the Company's electric and natural gas business activities in compliance with the CCA.
•Other non-current assets and liabilities increased $14.0 million, which is primarily driven by higher schedule 129 -low income program rates in the first three months of 2025 compared to 2024.

Puget Energy	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024	Change
Net income	$(18,458)	$(17,990)	$(468)
Non-cash items[1]	2,716	1,913	803
Changes in cash flow resulting from working capital[2]	6,063	4,762	1,301
Other non-current assets and liabilities[3]	(995)	(665)	(330)
Net cash provided by operating activities	$(10,674)	$(11,980)	$1,306
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
Three Months Ended March 31, 2025 compared to 2024
Cash generated from operations for the three months ended March 31, 2025, in addition to the changes discussed at PSE above, increased by $1.3 million compared to the same period in 2024, which includes a net income increase of $0.5 million.

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
As of March 31, 2025, both Puget Energy and PSE have stable outlooks from Moody’s, Fitch, and S&P. Although neither Puget Energy nor PSE have any outstanding debt whose maturity would be accelerated upon a ratings downgrade, Management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.

Puget Sound Energy
Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at March 31, 2025, PSE could issue:
•Approximately $0.9 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $1.5 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at March 31, 2025; and
•Approximately $1.2 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $2.0 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at March 31, 2025.
At March 31, 2025, PSE had approximately $9.9 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At March 31, 2025, approximately $2.0 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.8% at March 31, 2025, and the EBITDA to interest expense ratio was 4.7 to 1.0 for the twelve months ended March 31, 2025.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
At March 31, 2025, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
For more information on PSE's credit facilities, long term debt, demand promissory note, and shelf registrations see Part I, Item 1, Note 10, "Other" of this report and Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Puget Energy
Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.5 to 1.0 for the twelve months ended March 31, 2025.
At March 31, 2025, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
For further information on Puget Energy's credit facilities, shelf registrations, and long-term debt, see Part I, Item 1, Note 10, "Other" included in this report and Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Washington Clean Energy Transformation Act
In May 2019, Washington passed the CETA, which supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The CETA requires all electric utilities to (i) eliminate coal-fired generation from their in-state electric supply to customers by December 31, 2025; (ii) be carbon-neutral by January 1, 2030 through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and (iii) makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean Energy Implementation Plans are required every four years from each IOU. The plan must propose interim targets for meeting the 2045 standard between 2030 and 2045 and describe an actionable plan that the IOU intends to pursue to meet the standard. The Washington Commission may approve, reject or recommend alterations to an IOU’s plan. The Company intends to seek recovery of any costs associated with CETA through the regulatory process. On December 17, 2021, PSE filed its final CEIP, which proposed a plan for the implementation of CETA for 2022-2025 and associated project costs. On June 6, 2023, the Washington Commission approved PSE’s CEIP, subject to conditions. On November 2, 2023, PSE filed a Biennial CEIP Update with the Commission.

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
As an electric utility, PSE is required to obtain emission allowances or offset credits for GHG emissions associated with (i) electricity generated in Washington (ii) electricity imported into the state to serve Washington load, and (iii) all PSE facilities with total annual emissions exceeding 25,000 metric tons of carbon dioxide equivalent per year. As an electric utility subject to Washington’s CETA, which is discussed below, PSE receives emission allowances from WDOE at no cost through 2050 for direct emissions associated with electricity used to serve Washington State load to eliminate the cost burden of the program on electric ratepayers.
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

Integrated Resource Plans, Resource Acquisition and Development
For further information, see Part I, Item 1 “Integrated Resource Plans, Resource Acquisition and Development” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
For additional information see Part II, Item 8, Note 4, "Regulation and Rates" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of adverse changes in commodity prices, counterparty credit risk, as well as interest rate risk. PSE actively manages market risk and maintains risk policies and procedures designed to discourage unauthorized risk-taking, reduce commodity price volatility, and manage the various risks inherent to the energy portfolio. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
Interest Rate Risk
The Company believes its interest rate risk primarily relates to the use of short-term debt instruments, variable-rate leases, and anticipated long-term debt financing needed to fund capital requirements. The Company manages its interest rate risk through the issuance of mostly fixed-rate debt with varied maturities. The Company utilizes internal cash from operations and borrowings under its commercial paper program and its credit facilities to meet short-term funding needs. During periods of financial market or interest rate volatility, the Company may utilize its credit facilities for short term funding needs instead of the commercial paper program. Credit facility borrowings are based on a more stable base rate and the credit spread is fixed. Short-term obligations are commonly refinanced with fixed-rate bonds or notes when needed and when interest rates are considered favorable. The Company may also enter into swaps or other financial hedge instruments to manage the interest rate risk associated with the debt.

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION
Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of March 31, 2025.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For further details, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
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

Item 1A.     Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 5.         Other Information

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.         Exhibits

Included in the Exhibit Index are a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

	3(i).1
Amended Articles of Incorporation of Puget Energy, Inc. (incorporated herein by reference to Exhibit 3.1 to Puget Energy’s Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-16305).

	3(i).2
Amended and Restated Articles of Incorporation of Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit 3.2 to Puget Sound Energy's Current Report on Form 8-K, dated February 6, 2009, Commission File No. 1-4393).

	3(ii).1
Amended and Restated Bylaws of Puget Energy, Inc., as amended by the First Amendment to the Amended and Restated Bylaws of Puget Energy, Inc., dated January 6, 2022 (incorporated herein by reference to Exhibit 3.3 to Puget Energy's Annual Report on Form 10-K, dated February 25, 2022, Commission File No. 001-16305).

	3(ii).2
Amended and Restated Bylaws of Puget Sound Energy, Inc., as amended by the First Amendment to the Amended and Restated Bylaws of Puget Sound Energy, Inc., dated January 6, 2022 (incorporated herein by reference to Exhibit 3.4 to Puget Sound Energy's Annual Report on Form 10-K dated February 25, 2022, Commission File No. 001-04393).

	4.1
Eighth Supplemental Indenture dated March 13, 2025 relating to Puget Energy, Inc.’s 5.725% Senior Secured Notes due 2035 (incorporated herein by reference to Exhibit 4.1 to Puget Energy’s Current Report on Form 8-K, dated March 13, 2025, Commission File No. 001-16305).

	4.2
Registration Rights Agreement, dated as of March 13, 2025, among Puget Energy, Inc., Barclays Capital Inc., J.P. Morgan Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several initial purchasers party thereto (incorporated herein by reference to Exhibit 4.7 to Puget Energy’s Current Report on Form 8-K, dated March 13, 2025, Commission File No. 001-16305).

* **	10.1	Puget Sound Energy Executive Severance Plan and Summary Plan Description.
*	22.1	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
*	31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2025 filed on May 6, 2025 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.
** Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stacy Smith
Stacy Smith Controller & Principal Accounting Officer
Date:	May 6, 2025