Form 10-Q
period 2025-06-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2025-07-30
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

DEFINITIONS

ASU	Accounting Standards Update
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
CCA	Climate Commitment Act
CEIP	Clean Energy Implementation Plan
CETA	Clean Energy Transformation Act
CWIP	Construction Work in Progress
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse gases
GRC	General Rate Case
IBEW	International Brotherhood of Electrical Workers
IOU	Investor-Owned Utility
ISDA	International Swaps and Derivatives Association
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
MYRP	Multi-year Rate Plan
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
O&M	Operations and Maintenance
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PTCs	Production Tax Credits
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
Puget LNG	Puget LNG, LLC
SERP	Supplemental Executive Retirement Plan
UA	The United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada
Washington Commission	Washington Utilities and Transportation Commission
WDOE	Washington Department of Ecology
WSPP	WSPP, Inc.

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenue:
Electric	$832,355	$709,829	$1,859,303	$1,698,345
Natural gas	270,370	276,935	835,297	834,359
Other	17,740	7,204	27,868	15,681
Total operating revenue	1,120,465	993,968	2,722,468	2,548,385
Operating expenses:
Energy costs:
Purchased electricity	276,118	255,849	657,646	641,614
Electric generation fuel	71,608	45,431	163,232	162,988
Residential exchange	(17,367)	(17,855)	(44,601)	(44,153)
Purchased natural gas	97,484	133,180	343,999	404,533
Unrealized (gain) loss on derivative instruments, net	—	7,068	—	22,733
Utility operations and maintenance	207,957	192,665	440,342	395,782
Non-utility expense and other	17,414	11,497	32,741	22,440
Depreciation & amortization	209,536	195,466	419,912	387,342
Conservation amortization	36,307	29,657	84,187	67,489
Taxes other than income taxes	96,990	89,046	239,711	215,357
Total operating expenses	996,047	942,004	2,337,169	2,276,125
Operating income (loss)	124,418	51,964	385,299	272,260
Other income (expense):
Other income	39,047	24,953	72,311	41,934
Other expense	(14,936)	(8,042)	(18,452)	(10,145)
Interest charges:
AFUDC	10,911	8,981	20,998	18,068
Interest expense	(116,201)	(106,836)	(228,863)	(209,284)
Income (loss) before income taxes	43,239	(28,980)	231,293	112,833
Income tax (benefit) expense	(935)	96	19,563	12,000
Net income (loss)	$44,174	$(29,076)	$211,730	$100,833

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$44,174	$(29,076)	$211,730	$100,833
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(269), $(147), $(538) and $1,547, respectively	(1,012)	(553)	(2,026)	(2,952)
Other comprehensive income (loss)	(1,012)	(553)	(2,026)	(2,952)
Comprehensive income (loss)	$43,162	$(29,629)	$209,704	$97,881

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2025	December 31, 2024
Utility plant (at original cost, including construction work in progress of $1,936,025 and $1,577,695 respectively):
Electric plant	$12,979,806	$12,476,380
Natural gas plant	5,299,705	5,178,523
Common plant	1,135,299	1,089,618
Less: Accumulated depreciation and amortization	(5,355,083)	(5,101,926)
Net utility plant	14,059,727	13,642,595
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	297,533	307,813
Total other property and investments	1,954,046	1,964,326
Current assets:
Cash and cash equivalents	52,035	101,836
Restricted cash	106,411	38,865
Accounts receivable, net of allowance for doubtful accounts of $46,064 and $40,436, respectively	488,537	538,930
Unbilled revenue	211,691	273,420
Materials and supplies, at average cost	235,932	201,847
Fuel and natural gas inventory, at average cost	78,333	88,964
Unrealized gain on derivative instruments	29,025	32,591
GHG emission allowances	250	43,592
Prepaid expense and other	62,764	83,851
Power contract acquisition adjustment gain	3,844	4,122
Total current assets	1,268,822	1,408,018
Other long-term and regulatory assets:
Power cost adjustment mechanism	113,927	61,202
Regulatory assets related to power contracts	4,230	4,779
Other regulatory assets	1,126,142	1,355,291
Unrealized gain on derivative instruments	23,078	6,245
Power contract acquisition adjustment gain	24,660	26,444
Operating lease right-of-use asset	345,916	181,397
Other	315,773	310,094
Total other long-term and regulatory assets	1,953,726	1,945,452
Total assets	$19,236,321	$18,960,391

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2025	December 31, 2024
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,816,332	3,816,332
Retained earnings	1,697,061	1,508,705
Accumulated other comprehensive income (loss), net of tax	41,142	43,168
Total common shareholder’s equity	5,554,535	5,368,205
Long-term debt:
First mortgage bonds and senior notes	5,845,000	5,845,000
Pollution control bonds	161,860	161,860
Long-term debt	2,200,000	1,600,000
Debt discount issuance costs and other	(182,350)	(182,941)
Total long-term debt	8,024,510	7,423,919
Total capitalization	13,579,045	12,792,124
Current liabilities:
Accounts payable	428,062	549,710
Short-term debt	363,000	378,400
Current maturities of long-term debt	17,000	417,000
Accrued expenses:
Taxes	90,634	105,080
Salaries and wages	56,854	74,294
Interest	74,211	66,113
Unrealized loss on derivative instruments	117,862	218,443
Power contract acquisition adjustment loss	1,019	1,074
Operating lease liabilities	90,553	22,761
Compliance obligation	—	43,592
Other	101,732	105,605
Total current liabilities	1,340,927	1,982,072
Other long-term and regulatory liabilities:
Deferred income taxes	1,028,368	997,680
Unrealized loss on derivative instruments	98,371	171,488
Purchased gas adjustment liability	93,780	58,657
Regulatory liabilities	1,043,893	1,075,620
Regulatory liability for deferred income taxes	695,575	721,907
Regulatory liabilities related to power contracts	28,504	30,566
Power contract acquisition adjustment loss	3,211	3,705
Operating lease liabilities	262,827	166,700
Finance lease liabilities	94,691	96,850
Compliance obligation	149,752	73,049
Other deferred credits	817,377	789,973
Total long-term and regulatory liabilities	4,316,349	4,186,195
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$19,236,321	$18,960,391

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2023	200	$—	$3,523,532	$1,419,311	$17,539	$4,960,382
Net income (loss)	—	—	—	129,909	—	129,909
Common stock dividend paid	—	—	—	(84,050)	—	(84,050)
Other comprehensive income (loss)	—	—	—	—	(2,399)	(2,399)
Balance at March 31, 2024	200	$—	$3,523,532	$1,465,170	$15,140	$5,003,842
Net income (loss)	—	—	—	(29,076)	—	(29,076)
Common stock dividend paid	—	—	—	(56,891)	—	(56,891)
Capital contribution	—	—	292,800	—	—	292,800
Other comprehensive income (loss)	—	—	—	—	(553)	(553)
Balance at June 30, 2024	200	$—	$3,816,332	$1,379,203	$14,587	$5,210,122
Balance at December 31, 2024	200	$—	$3,816,332	$1,508,705	$43,168	$5,368,205
Net income (loss)	—	—	—	167,556	—	167,556
Common stock dividend paid	—	—	—	(19,979)	—	(19,979)
Other comprehensive income (loss)	—	—	—	—	(1,014)	(1,014)
Balance at March 31, 2025	200	$—	$3,816,332	$1,656,282	$42,154	$5,514,768
Net income (loss)	—	—	—	44,174	—	44,174
Common stock dividend paid	—	—	—	(3,395)	—	(3,395)
Other comprehensive income (loss)	—	—	—	—	(1,012)	(1,012)
Balance at June 30, 2025	200	$—	$3,816,332	$1,697,061	$41,142	$5,554,535

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net Income (loss)	$211,730	$100,833
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	419,912	387,342
Conservation amortization	84,187	67,489
Deferred income taxes and tax credits, net	4,895	(11,272)
Net unrealized (gain) loss on derivative instruments	—	22,733
AFUDC - equity	(36,476)	(24,222)
Other non-cash	33,061	20,184
Regulatory assets and liabilities	(37,628)	8,593
Purchased gas adjustment	35,123	(50,722)
GHG emission allowances	(90,587)	(60,565)
Other long-term assets and liabilities	8,063	(3,397)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	112,122	142,739
Materials and supplies	(34,085)	(17,781)
Fuel and natural gas inventory	8,690	452
Prepayments and other	20,723	30,230
Accounts payable	(126,327)	(97,365)
Taxes payable	(14,446)	(13,806)
Other	(22,648)	(23,530)
Net cash provided by (used in) operating activities	576,309	477,935
Investing activities:
Construction expenditures - excluding equity AFUDC	(730,325)	(716,983)
Other	4,339	344
Net cash provided by (used in) investing activities	(725,986)	(716,639)
Financing activities:
Change in short-term debt, net	(15,400)	(243,300)
Dividends paid	(23,374)	(140,941)
Investment from Parent	—	292,800
Proceeds from long-term debt and bonds issued	596,100	793,892
Redemption of bonds and notes	(400,000)	—
Other	10,096	11,822
Net cash provided by (used in) financing activities	167,422	714,273
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,745	475,569
Cash, cash equivalents, and restricted cash at beginning of period	140,701	214,575
Cash, cash equivalents, and restricted cash at end of period	$158,446	$690,144
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$191,848	$180,182
Cash payments (refunds) for income taxes	18,554	25,924
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$113,429	$90,809

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenue:
Electric	$832,355	$709,829	$1,859,303	$1,698,345
Natural gas	271,283	277,524	837,256	835,344
Other	7,334	81	7,433	182
Total operating revenue	1,110,972	987,434	2,703,992	2,533,871
Operating expenses:
Energy costs:
Purchased electricity	276,118	255,849	657,646	641,614
Electric generation fuel	71,608	45,431	163,232	162,988
Residential exchange	(17,367)	(17,855)	(44,601)	(44,153)
Purchased natural gas	97,484	133,180	343,999	404,533
Unrealized (gain) loss on derivative instruments, net	—	7,068	—	22,733
Utility operations and maintenance	207,957	192,665	440,342	395,782
Non-utility expense and other	10,470	7,046	19,245	10,193
Depreciation & amortization	207,852	193,814	416,545	384,006
Conservation amortization	36,307	29,657	84,187	67,489
Taxes other than income taxes	95,105	90,027	236,605	216,705
Total operating expenses	985,534	936,882	2,317,200	2,261,890
Operating income (loss)	125,438	50,552	386,792	271,981
Other income (expense):
Other income	35,951	24,105	66,775	40,422
Other expense	(14,933)	(8,042)	(18,449)	(10,145)
Interest charges:
AFUDC	10,911	8,981	20,998	18,068
Interest expense	(84,637)	(76,768)	(169,557)	(153,381)
Income (loss) before income taxes	72,730	(1,172)	286,559	166,945
Income tax (benefit) expense	4,410	2,112	32,225	22,330
Net income (loss)	$68,320	$(3,284)	$254,334	$144,615

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$68,320	$(3,284)	$254,334	$144,615
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(17), $(7), $(35) and $1,825, respectively.	(66)	(35)	(131)	(1,906)
Amortization of treasury interest rate swaps to earnings, net of tax of $27, $26, $53 and $51, respectively.	95	96	192	193
Other comprehensive income (loss)	29	61	61	(1,713)
Comprehensive income (loss)	$68,349	$(3,223)	$254,395	$142,902

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2025	December 31, 2024
Utility plant (at original cost, including construction work in progress of $1,936,025 and $1,577,695, respectively):
Electric plant	$14,677,051	$14,188,252
Natural gas plant	5,846,604	5,726,641
Common plant	1,155,562	1,110,364
Less: Accumulated depreciation and amortization	(7,619,490)	(7,382,662)
Net utility plant	14,059,727	13,642,595
Other property and investments:
Other property and investments	65,564	71,005
Total other property and investments	65,564	71,005
Current assets:
Cash and cash equivalents	51,043	100,105
Restricted cash	106,411	38,865
Accounts receivable, net of allowance for doubtful accounts of $46,064 and $40,436, respectively	488,044	539,072
Unbilled revenue	211,691	273,420
Materials and supplies, at average cost	235,932	201,847
Fuel and natural gas inventory, at average cost	76,920	87,118
Unrealized gain on derivative instruments	29,025	32,591
GHG emission allowances	250	43,592
Prepaid expense and other	62,651	83,835
Total current assets	1,261,967	1,400,445
Other long-term and regulatory assets:
Power cost adjustment mechanism	113,927	61,202
Other regulatory assets	1,126,142	1,355,291
Unrealized gain on derivative instruments	23,078	6,245
Operating lease right-of-use asset	345,916	181,397
Other	314,497	308,204
Total other long-term and regulatory assets	1,923,560	1,912,339
Total assets	$17,310,818	$17,026,384

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2025	December 31, 2024
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	4,066,905	3,927,905
Retained earnings	1,894,911	1,665,370
Accumulated other comprehensive income (loss), net of tax	(30,186)	(30,247)
Total common shareholder’s equity	5,932,489	5,563,887
Long-term debt:
First mortgage bonds and senior notes	5,845,000	5,845,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(44,544)	(45,835)
Total long-term debt	5,962,316	5,961,025
Total capitalization	11,894,805	11,524,912
Current liabilities:
Accounts payable	428,066	550,765
Short-term debt	55,000	40,000
Current maturities of long-term debt	17,000	17,000
Accrued expenses:
Taxes	91,035	105,754
Salaries and wages	56,854	74,294
Interest	55,809	56,215
Unrealized loss on derivative instruments	117,862	218,443
Operating lease liabilities	90,553	22,761
Compliance obligation	—	43,592
Other	101,732	105,605
Total current liabilities	1,013,911	1,234,429
Other long-term and regulatory liabilities:
Deferred income taxes	1,150,619	1,117,492
Unrealized loss on derivative instruments	98,371	171,488
Purchased gas adjustment liability	93,780	58,657
Regulatory liabilities	1,042,700	1,074,427
Regulatory liabilities for deferred income tax	696,214	722,558
Operating lease liabilities	262,827	166,700
Finance lease liabilities	94,691	96,850
Compliance obligation	149,752	73,049
Other deferred credits	813,148	785,822
Total long-term and regulatory liabilities	4,402,102	4,267,043
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$17,310,818	$17,026,384

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2023	85,903,791	$859	$3,635,105	$1,473,218	$(58,394)	$5,050,788
Net income (loss)	—	—	—	147,899	—	147,899
Common stock dividend paid	—	—	—	(54,999)	—	(54,999)
Other comprehensive income (loss)	—	—	—	—	(1,774)	(1,774)
Balance at March 31, 2024	85,903,791	$859	$3,635,105	$1,566,118	$(60,168)	$5,141,914
Net income (loss)	—	—	—	(3,284)	—	(3,284)
Common stock dividend paid	—	—	—	(14,340)	—	(14,340)
Capital contribution	—	—	292,800	—	—	292,800
Other comprehensive income	—	—	—	—	61	61
Balance at June 30, 2024	85,903,791	$859	$3,927,905	$1,548,494	$(60,107)	$5,417,151
Balance at December 31, 2024	85,903,791	$859	$3,927,905	$1,665,370	$(30,247)	$5,563,887
Net income (loss)	—	—	—	186,014	—	186,014
Common stock dividend paid	—	—	—	(24,793)	—	(24,793)
Other comprehensive income (loss)	—	—	—	—	32	32
Balance at March 31, 2025	85,903,791	$859	$3,927,905	$1,826,591	$(30,215)	$5,725,140
Net income (loss)	—	—	—	68,320	—	68,320
Capital contribution	—	—	139,000	—	—	139,000
Other comprehensive income (loss)	—	—	—	—	29	29
Balance at June 30, 2025	85,903,791	$859	$4,066,905	$1,894,911	$(30,186)	$5,932,489

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net Income (loss)	$254,334	$144,615
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	416,545	384,006
Conservation amortization	84,187	67,489
Deferred income taxes and tax credits, net	6,767	(22,660)
Net unrealized (gain) loss on derivative instruments	—	22,733
AFUDC - equity	(36,476)	(24,222)
Other non-cash	25,863	14,932
Regulatory assets and liabilities	(37,628)	8,593
Purchased gas adjustment	35,123	(50,722)
GHG emission allowances	(90,587)	(60,565)
Other long-term assets and liabilities	10,200	(2,066)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	112,757	143,010
Materials and supplies	(34,085)	(17,781)
Fuel and natural gas inventory	8,257	30
Prepayments and other	20,820	30,322
Accounts payable	(127,378)	(99,387)
Taxes payable	(14,719)	(13,448)
Other	(31,155)	(23,746)
Net cash provided by (used in) operating activities	602,825	501,133
Investing activities:
Construction expenditures - excluding equity AFUDC	(730,046)	(716,606)
Other	4,339	344
Net cash provided by (used in) investing activities	(725,707)	(716,262)
Financing activities:
Change in short-term debt, net	15,000	(336,600)
Dividends paid	(24,793)	(69,339)
Investment from Parent	139,000	292,800
Proceeds from long-term debt and bonds issued	—	793,892
Other	12,159	11,816
Net cash provided by (used in) financing activities	141,366	692,569
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,484	477,440
Cash, cash equivalents, and restricted cash at beginning of period	138,970	210,852
Cash, cash equivalents, and restricted cash at end of period	$157,454	$688,292
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$146,414	$129,747
Cash payments (refunds) for income taxes	29,615	47,283
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$113,429	$90,809

The accompanying notes are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)Summary of Significant Accounting Policies

Basis of Presentation
Puget Energy is an energy services holding company that owns PSE, which is a public utility incorporated in the state of Washington that furnishes electric and natural gas services in a territory covering approximately 6,000 square miles, primarily in the Puget Sound region. Puget Energy also has a wholly owned non-regulated subsidiary, Puget LNG, which has the sole purpose of owning and operating the non-regulated activity of the Tacoma LNG facility. PSE and Puget LNG are considered related parties with similar ownership by Puget Energy. Therefore, capital and operating costs that are incurred by PSE and allocated to Puget LNG are related party transactions by nature.
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
The consolidated financial statements of Puget Energy reflect the accounts of Puget Energy and its subsidiaries.  PSE’s consolidated financial statements include the accounts of PSE and its subsidiary.  Puget Energy and PSE are collectively referred to herein as “the Company”, The consolidated financial statements are presented after elimination of all significant intercompany items and transactions. PSE’s consolidated financial statements continue to be accounted for on a historical basis and do not include any ASC 805 purchase accounting adjustments.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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
The following table presents the activity in the allowance for credit losses for accounts receivable for the six months ended June 30, 2025 and 2024:

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2025	2024
Allowance for credit losses:
Beginning balance	$40,436	$38,211
Provision for credit loss expense[1]	27,001	23,690
Receivables charged-off	(21,373)	(22,316)
Total ending allowance balance	$46,064	$39,585
_____________
1 $17.7 million and $4.3 million of provision related to balances of deferred costs specific to COVID-19 as of June 30, 2025 and 2024, respectively.

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
Pursuant to an order by the Washington Commission, approximately 43.0% of common capital and operating costs is allocated to PSE, the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility is allocated to Puget LNG, the unregulated portion of the Tacoma LNG facility. Per this allocation of costs, $231.8 million and $234.8 million of net non-utility plant related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of June 30, 2025 and December 31, 2024, respectively. Additionally, $12.7 million and $11.3 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the six months ended June 30, 2025, and June 30, 2024, respectively. Further, $226.1 million and $229.0 million of natural gas plant related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of June 30, 2025 and December 31, 2024, respectively, as PSE is a regulated entity.

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
The carrying amount of any assets and liabilities related to these VIEs in the Company’s balance sheets represent amounts due from the PPAs. The Company can recover these costs through the PCA mechanism. The Company has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts. The aggregate contracted capacity from these VIE projects was 723.8 MW at June 30, 2025 and 2024, and the amounts that the Company paid related to these VIEs were $45.7 million and $48.3 million for the six months ended June 30, 2025 and 2024, respectively.
For further information on the Company's accounting policies, see Part II, Item 8, Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 is intended to improve the disclosures for reportable segments and provide more detailed information about a reportable segment's expenses. This requires disclosure of significant segment expense categories, amounts for each reportable segment, disclosure of the title and position of the Chief Operating Decision Maker and how they use the measure of the segments' profit or loss to assess performance and allocate resources. ASU 2023-07 is effective for the Company in fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. As of June 30, 2025, the Company's disclosures are consistent with the amendment.

Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 will require disclosure of specific categories in a tabular rate reconciliation using both percentages and currency amounts and provide additional information for reconciling items that meet a quantitative threshold. Further requirements include a qualitative description of the tax jurisdictions, an explanation of the reconciling items disclosed and disclosure regarding income taxes paid. ASU 2023-09 eliminates the requirement to disclose the nature and estimate of range in unrecognized tax benefits and disclosures of the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized. ASU 2023-09 will be effective for the Company in annual periods beginning after December 15, 2024. As of June 30, 2025, the Company's disclosures are consistent with the amendment.

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

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months and six months ended June 30, 2025 and June 30, 2024:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30, 2025
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$398,937	$162,475	$—	$561,412
Commercial	294,602	83,876	—	378,478
Industrial	33,655	5,430	—	39,085
Other	5,032	—	—	5,032
Wholesale	63,080	—	—	63,080
Transmission and transportation	8,717	5,210	—	13,927
Miscellaneous[2]	8,780	15,782	17,740	42,302
Total revenue from contracts with customers	$812,803	$272,773	$17,740	$1,103,316
Total other revenue[3]	19,552	(2,403)	—	17,149
Total operating revenue	$832,355	$270,370	$17,740	$1,120,465
_____________
1 Other includes $10.4 million of Puget LNG revenues recorded at Puget Energy.
2 Miscellaneous natural gas revenue includes $15.7 million for the regulatory offset of CCA auction proceeds passed back to customers.
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

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Six Months Ended June 30, 2025
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$982,700	$535,840	$—	$1,518,540
Commercial	635,910	243,357	—	879,267
Industrial	70,344	15,752	—	86,096
Other	11,274	—	—	11,274
Wholesale	135,072	—	—	135,072
Transmission and transportation	17,481	13,498	—	30,979
Miscellaneous[2]	14,402	56,674	27,868	98,944
Total revenue from contracts with customers	1,867,183	865,121	27,868	2,760,172
Total other revenue[3]	(7,880)	(29,824)	—	(37,704)
Total operating revenue	$1,859,303	$835,297	$27,868	$2,722,468
__________________
1 Other includes $20.4 million of Puget LNG revenues recorded at Puget Energy.
2 Miscellaneous natural gas revenue includes $53.6 million for the regulatory offset of CCA auction proceeds passed back to customers.
3 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Six Months Ended June 30, 2024
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$860,470	$444,005	$—	$1,304,475
Commercial	576,089	200,454	—	776,543
Industrial	66,116	14,867	—	80,983
Other	11,790	—	—	11,790
Wholesale	155,111	—	—	155,111
Transmission and transportation	19,323	15,710	—	35,033
Miscellaneous[2]	12,213	159,304	15,681	187,198
Total revenue from contracts with customers	1,701,112	834,340	15,681	2,551,133
Total other revenue[3]	(2,767)	19	—	(2,748)
Total operating revenue	$1,698,345	$834,359	$15,681	$2,548,385
__________________
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
The Company expects to recognize revenue over the following time periods:

Puget Energy
(Dollars in Thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Remaining performance obligations	$9,364	$19,315	$19,454	$19,454	$19,454	$82,681	$169,722

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	June 30, 2025			December 31, 2024
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives[3]	*	$36,351	$179,888	*	$35,341	$319,506
Natural gas derivatives (MMBtus)[3]	250	15,752	36,345	269	3,495	70,425
Total derivative contracts		$52,103	$216,233		$38,836	$389,931
Current		$29,025	$117,862		$32,591	$218,443
Long-term		23,078	98,371		6,245	171,488
Total derivative contracts		$52,103	$216,233		$38,836	$389,931
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
* Electric portfolio derivatives consist of electric generation fuel of 288.8 million MMBtu and purchased electricity of 12.1 million MWhs at June 30, 2025, and 283.5 million MMBtus and 13.3 million MWhs at December 31, 2024.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At June 30, 2025
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$52,103	$—	$52,103	$(45,955)	$—	$6,148
Liabilities:
Energy derivative contracts	$216,233	$—	$216,233	$(45,955)	$(10,778)	$159,500

Puget Energy and Puget Sound Energy	At December 31, 2024
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$38,836	$—	$38,836	$(34,329)	$—	$4,507
Liabilities:
Energy derivative contracts	$389,931	$—	$389,931	$(34,329)	$(3,593)	$352,009
_______________
1 All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

On December 19, 2024, the Washington Commission approved the Company's accounting petition in Docket No. UE-240773 to defer any incurred unrealized gains or losses on derivative instruments entered into to serve electric customers, and as such PSE has recognized regulatory assets and/or liabilities, thus deferring the unrealized gains or losses. The Company recognized an unrealized loss of $7.1 million and $22.7 million related to its derivatives in the three and six months ended June 30, 2024, respectively in the 'Unrealized gain (loss) on derivative instruments, net' line item on its Consolidated Statements of Income. For further information see Part I, Item I, Note 4 "Accounting for Derivative Instruments and Hedging Activities" in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 and Part II, Item 8, Note 10, "Accounting for Derivative Instruments and Hedging Activities" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2025, approximately 99.4% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated investment grade by rating agencies and 0.6% is either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of June 30, 2025, PSE had cash posted as collateral of $20.2 million related to contracts executed on the ICE platform. As a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions, PSE maintains a standby letter of credit agreement with TD Bank. As of June 30, 2025, PSE had no cash posted with ICE NGX, and $5.1 million was issued under the standby letter of credit agreement in support of natural gas and carbon allowance purchases. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the six months ended June 30, 2025.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30, 2025			At December 31, 2024
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$106,686	$—	$106,686	$179,532	$—	$179,532
Requested credit for adequate assurance	18,760	—	—	37,492	—	—
Forward value of contract[3]	11,402	20,182	N/A	19,905	12,915	N/A
Total	$136,848	$20,182	$106,686	$236,929	$12,915	$179,532
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. Investments in life insurance contracts of $44.3 million and $44.8 million at June 30, 2025 and December 31, 2024 respectively, are included in "Other property and investments" on the balance sheet. These investments are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		June 30, 2025		December 31, 2024
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$8,024,510	$7,654,266	$7,423,919	$6,966,211
Total liabilities		$8,024,510	$7,654,266	$7,423,919	$6,966,211

Puget Sound Energy		June 30, 2025		December 31, 2024
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$5,962,316	$5,545,068	$5,961,025	$5,492,999
Total liabilities		$5,962,316	$5,545,068	$5,961,025	$5,492,999
_______________
1 The carrying value includes debt issuances costs of $22.4 million and $21.3 million for June 30, 2025 and December 31, 2024, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $21.3 million and $22.1 million for June 30, 2025 and December 31, 2024, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At June 30, 2025			Fair Value At December 31, 2024
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$22,148	$14,204	$36,352	$25,236	$10,105	$35,341
Natural gas derivative instruments	10,990	4,761	15,751	1,729	1,766	3,495
Total assets	$33,138	$18,965	$52,103	$26,965	$11,871	$38,836
Liabilities:
Electric derivative instruments	$72,320	$107,568	$179,888	$134,292	$185,214	$319,506
Natural gas derivative instruments	36,122	223	36,345	70,050	375	70,425
Compliance obligations	149,752	—	149,752	73,049	—	73,049
Total liabilities	$258,194	$107,791	$365,985	$277,391	$185,589	$462,980

The following tables present the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
(Dollars in Thousands)	2025			2024
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(203,718)	$1,585	$(202,133)	$3,565	$3,397	$6,962
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	—	—	—	(6,881)	—	(6,881)
Included in regulatory assets / liabilities	102,904	3,407	106,311	—	65	65
Settlements	7,450	(454)	6,996	6,357	(1,440)	4,917
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$(93,364)	$4,538	$(88,826)	$3,041	$2,022	$5,063
_______________
1 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(6.6) million for the three months ended June 30, 2024.

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2025			2024
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(175,110)	$1,391	$(173,719)	$27,262	$3,851	$31,113
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	—	—	—	(50,898)	—	(50,898)
Included in regulatory assets / liabilities	44,419	4,024	48,443	—	524	524
Settlements	37,327	(877)	36,450	26,677	(2,353)	24,324
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$(93,364)	$4,538	$(88,826)	$3,041	$2,022	$5,063
_______________
1 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(41.0) million for the six months ended June 30, 2024.

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
The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of June 30, 2025:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$14,204	$107,568	Discounted cash flow	Power prices (per MWh)	$29.85	$139.93	$70.90
Natural gas	$4,761	$223	Discounted cash flow	Natural gas prices (per MMBtu)	$0.45	$5.80	$2.79
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2024:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$10,104	$185,214	Discounted cash flow	Power prices (per MWh)	$13.82	$138.94	$64.59
Natural gas	$1,767	$376	Discounted cash flow	Natural gas prices (per MMBtu)	$2.66	$4.17	$3.66
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of June 30, 2025 and December 31, 2024, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $62.1 million and $57.8 million, respectively.

(6) Retirement Benefits

The following tables summarize the Company’s net periodic benefit cost for the three and six months ended June 30, 2025 and 2024:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$4,206	$4,784	$—	$—	$51	$50
Interest cost	8,054	7,790	307	342	108	104
Expected return on plan assets	(14,061)	(13,731)	—	2	(73)	(77)
Amortization of prior service cost	—	—	—	—	9	8
Amortization of net loss (gain)	(1,196)	(682)	(50)	(11)	(46)	(40)
Net periodic benefit cost	$(2,997)	$(1,839)	$257	$333	$49	$45

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$8,412	$9,308	$—	$—	$102	$100
Interest cost	16,107	15,576	613	685	217	208
Expected return on plan assets	(28,122)	(27,448)	—	2	(146)	(156)
Amortization of prior service cost	—	—	—	—	17	17
Amortization of net loss (gain)	(2,391)	(1,344)	(99)	(21)	(91)	(79)
Net periodic benefit cost	$(5,994)	$(3,908)	$514	$666	$99	$90

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$4,206	$4,784	$—	$—	$51	$50
Interest cost	8,054	7,790	306	342	108	104
Expected return on plan assets	(14,061)	(13,731)	—	—	(72)	(77)
Amortization of prior service cost	—	—	—	—	9	8
Amortization of net loss (gain)	—	—	(45)	(5)	(47)	(41)
Net periodic benefit cost	$(1,801)	$(1,157)	$261	$337	$49	$44

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$8,412	$9,308	$—	$—	$102	$100
Interest cost	16,107	15,576	613	685	217	208
Expected return on plan assets	(28,122)	(27,448)	—	2	(145)	(155)
Amortization of prior service cost	—	—	—	—	17	17
Amortization of net loss (gain)	—	—	(89)	(13)	(94)	(82)
Net periodic benefit cost	$(3,603)	$(2,564)	$524	$674	$97	$88

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2025, are expected to be at least $18.0 million, $6.8 million and $0.2 million, respectively. The Company contributed $3.0 million and $1.0 million to fund the SERP during each of the six months ended June 30, 2025 and the six months ended June 30, 2024, respectively. In addition, the Company contributed an immaterial amount to fund the other postretirement plans.
For further information, see Part II, Item 8, Note 13, "Retirement Benefits" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

(7) Regulation and Rates

General Rate Case
PSE filed a GRC which includes a two-year MYRP with the Washington Commission on February 15, 2024. On January 15, 2025, the Washington Commission issued an order on PSE's 2024 GRC, in Docket Nos. UE-240004 and UG-240005, that approved a weighted cost of capital of 7.52% in 2025 and 7.64% in 2026, a capital structure of 49.0% in common equity in 2025 and 50.0% in 2026, and a return on equity of 9.8% in 2025 and 9.9% in 2026. On January 28, 2025, the Washington Commission approved PSE's electric and natural gas rates in its compliance filing with an overall net revenue change for electric of $378.2 million or 13.3% in 2025 and $191.0 million or 5.9% in 2026 and an overall net revenue change for natural gas of $110.0 million or 10.6% in 2025 and $20.0 million or 1.8% in 2026, with an effective date of January 29, 2025. PSE filed a petition for reconsideration on January 24, 2025 and multiple parties filed petitions for reconsideration and a motion for clarification on January 27, 2025. On March 17, 2025, the Washington Commission issued an order denying PSE’s petition for reconsideration. The order also granted and denied certain petitions for reconsideration and clarification by other parties. The order approved PSE's Targeted Electrification Pilot Phase II.

Liquefied Natural Gas Rate Adjustment
On April 24, 2024, the Washington Commission issued Final Order 07 in Docket No. UG-230393. The order determined that PSE acted prudently in developing and constructing the Tacoma LNG Facility after the initial decision to build in September 2016. Further, there were two main outcomes that resulted from the order. First, the Washington Commission did not authorize recovery of the portion of the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded between February 1, 2022, the date the facility was placed into service, and January 11, 2023, the date PSE’s 2022 GRC rates went into effect. Second, the Washington Commission directed PSE to increase the allocation of distribution pipeline investment to Puget LNG. The Washington Commission determined that the allocation should be tied to the relative flow of natural gas across these facilities, resulting in a higher allocation to Puget LNG than was originally filed. On May 3, 2024, PSE made the compliance filing required by Final Order 07. On May 24, 2024, Public Counsel and the Puyallup Tribe of Indians each filed a petition for judicial review of the Washington Commission’s Final Order 07. The petitions were filed in Thurston County Superior Court and were consolidated. Both petitions allege that the Washington Commission (i) failed to properly apply the updated public interest standard, (ii) failed to disallow all costs related to PSE’s redesign of the pipeline and development of waste gas disposal methods, and (iii) failed to conduct an independent determination of reasonable attorney fees. The parties agreed to seek direct review of the case by the Washington State Court of Appeals. The case was transferred to Division III of the Court of Appeals in March 2025 and briefing is underway.

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

Climate Commitment Act Deferral
In 2023, PSE filed its initial revision to natural gas rates for the recovery of allowance costs and pass back of auction proceeds in Docket UG-230968. In this filing, PSE sought to update rates pertaining to amounts deferred from January 2023 through September 2023 and to add new language to the tariff that would enable PSE to fund decarbonization projects using a portion of its projected no cost allowances revenues. Subsequent filings were also made to revise the tariff rates for allowance costs and auction proceeds related to subsequent periods. The Washington Commission suspended the tariff sheets and subsequent updates but allowed the rates to go into effect on an interim basis, subject to refund, on January 1, 2024. The Washington Commission rejected all parties' proposals for gas utility risk sharing of CCA compliance costs, however indicated that it will consider whether a utility risk sharing mechanism is necessary in an ongoing rule making related to CCA implementation.
The ongoing recovery of allowance costs and pass back of proceeds from the sale of consigned no-cost allowances associated with PSE's natural gas business activities is consistent with the approved accounting petitions in Docket Nos. UG-220975 and UG-230471. As of June 30, 2025, PSE recorded a regulatory liability of $22.7 million, which represents the amounts to date collected in customer natural gas rates for CCA obligation costs, net of the expense incurred for the purchase of allowances for GHG emissions associated with the Company's electric and natural gas business activities. Additionally, PSE will continue to consign for auction at least the minimum amount of no-cost emission allowances allocated for natural gas business activities in compliance with the CCA, the proceeds of which will continue to be used for the benefit of natural gas customers, as determined by the Washington Commission. PSE does not record a regulatory liability to defer the proceeds until consigned allowances are sold at auction. As of June 30, 2025, PSE recorded a regulatory asset of $14.9 million, which represents the proceeds from the sale of consigned natural gas GHG emission allowances passed back through customer rates, net of proceeds received from the sale of consigned allowances sold at auction.
On May 2, 2025, PSE filed a revision to its electric tariff in Docket No. UE-250321, which proposed the establishment of a new schedule, Schedule 111E, which will allow PSE to recover the costs associated with its electric compliance obligation. PSE's proposal covered the recovery of its electric compliance costs incurred, or to be incurred, from January 2023 through December 2025, with a recovery period set for the period of August 1, 2025 through December 2026. On July 24, 2025, the Washington Commission approved the recovery of PSE's estimated 2023 and 2024 compliance costs and a pro-rata portion of the 2025 estimated compliance costs. The order also required PSE to file a proposal for future recovery of CCA costs, which must be made in PSE's next variable power cost filing update in October 2025.

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
The following graduated scale used in the PCA mechanism resulted in the following Company and customer shares:

Puget Energy and
Puget Sound Energy	At June 30, 2025
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual Power Cost Variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$17,000	—%	—%	$—	$17,000
(Over) and under collected between $17 - $40 million	35	50	11,500	65	50	11,500	23,000
(Over) or under collected beyond $40 million	10	10	7,476	90	90	67,286	74,762
Interest			—			1,218	1,218
Total (over) / under recovery			$35,976			$80,004	$115,980

Puget Energy and
Puget Sound Energy	At June 30, 2024
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual Power Cost Variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$17,000	—%	—%	$—	$17,000
(Over) and under collected between $17 - $40 million	35	50	11,500	65	50	11,500	23,000
(Over) or under collected beyond $40 million	10	10	6,711	90	90	60,403	67,114
Interest			—			1,299	1,299
Total (over) / under recovery			$35,211			$73,202	$108,413

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
On April 30, 2024, PSE filed the 2023 PCA compliance report in Docket No. UE-240288. The Company proposed to pass back 2023 deferred balances from October 1, 2024 to December 31, 2025, resulting in credits to customers of $22.2 million. Additionally, PSE requested to recover the forecasted 2024 deferred balance of $98.2 million from October 1, 2024, to December 31, 2025. On September 26, 2024, the Washington Commission approved the filing as proposed with rates going into effect October 1, 2024 and January 1, 2025.
On July 8, 2025, PSE filed in Docket No. UE-250537 a tariff revision requesting that the Washington Commission eliminate the deadband and sharing bands in the PCA mechanism. The tariff revision is expected to be suspended and set for hearing.

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
The following table presents the PGA mechanism balances and activity for the six months ended June 30, 2025 and the twelve months ended December 31, 2024:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30,	At December 31,
	2025	2024
PGA (liability)/receivable beginning balance	$(58,657)	$(132,082)
Actual natural gas costs	217,718	416,067
Allowed PGA recovery	(250,262)	(336,170)
Interest	(2,579)	(6,472)
PGA (liability)/receivable ending balance	$(93,780)	$(58,657)

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
Compliance with the CCA requires covered entities to obtain allowances equal to their emissions and submit to the WDOE annually according to a staggered four-year compliance schedule. For the first three years of each compliance period, covered entities must submit allowances to cover at least 30% of their annual compliance obligation, as determined by the WDOE, no later than November 1st of the following year. For the fourth year of each compliance period, covered entities must submit sufficient allowances to cover 100% of their full four-year compliance obligation, as determined by the WDOE, no later than November 1st of the following year.
The WDOE provided an initial allocation of no-cost allowances to electric utilities, including PSE, for compliance years 2023, 2024 and 2025. However, qualifying electric utilities are allowed to submit revised emissions forecasts approved by the Washington Commission to WDOE. On July 10, 2025, the Washington Commission approved PSE's revised demand and resource supply forecast for calendar years 2025 and 2026, which revises PSE's electric emissions forecast and pending approval from the WDOE may affect the allocation of no-cost allowances provided by the WDOE for 2025. As of June 30, 2025, the Company's compliance obligation does not reflect the revised electric emissions forecast filed with the Washington Commission as it is pending approval, and, if approved, PSE plans to request a revised allocation of no-cost allowances from the WDOE for compliance year 2025.
On September 30, 2024, the WDOE provided notice to PSE that its 2023 annual compliance obligation was confirmed based on its 2023 reported covered emissions as previously reported to the WDOE. The WDOE has held subsequent meetings with electric utilities, including PSE, regarding CCA compliance issues related to the first compliance period. To date, WDOE has not made adjustments or “true up” accounting for allocation methods, forecasts or cost burden associated with the first compliance period for PSE. The WDOE has indicated that they will provide future guidance on how the adjustment (or “true-up”) mechanism will work going forward. Based on the determinations made by the WDOE in the aforementioned notices, PSE recorded a compliance obligation of $52.6 million for allowances for electric operations as of June 30, 2025. Given the potential for future rulemakings and the WDOE's ability to adjust no-cost allowances during the compliance period, there is estimation uncertainty surrounding the Company's ability to estimate its compliance obligation both on an annual basis and a four-year compliance period, prior to a final WDOE determination.
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

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE entered into an agreement with NorthWestern Energy on July 30, 2024 to transfer PSE's ownership interest in Colstrip Units 3 and 4 to NorthWestern Energy on December 31, 2025. Management evaluated Colstrip Units 3 and 4 and determined that abandonment accounting criteria was met as of December 31, 2024. Thus, PSE will apply abandonment accounting on the transfer date of December 31, 2025. Until that date, Colstrip Units 3 and 4 are classified as electric utility plant on the Company's balance sheet as of June 30, 2025 and December 31, 2024.
For further information, see Part II, Item 8, Note 6, "Utility Plant" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, during the six months ended June 30, 2025, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $146.1 million through 2054. For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
On July 22, 2025, the Company executed two agreements with the same counterparty that would provide the Company with the output of a 400 MW solar PV energy project and the capacity of a 200 MW battery energy storage system, both over a 25-year term. The total estimated payment obligation during the term of the agreements is approximately $2.1 billion. The agreements contain certain provisions that would allow the counterparty to terminate the agreements within 120 days of the execution date or if certain tax law changes occur for a nominal fee.

(9)  Leases

PSE has operating leases for buildings for corporate offices and operations, real estate for operating facilities and the Tacoma LNG facility, land for wind farms, power tolling agreements and vehicles for PSE’s fleet. PSE has finance leases primarily for office buildings and office printers. The leases have remaining lease terms of less than a year to 44.2 years. PSE's ROU assets and lease liabilities include options to extend leases when it is reasonably certain that PSE will exercise that option.
On January 1, 2025, PSE commenced a tolling agreement to purchase the energy and capacity associated with a 650 MW natural gas combined cycle facility. The tolling agreement represents an operating lease to PSE and as of June 30, 2025, PSE recorded $171.8 million in right-of-use assets and $171.3 million in lease liabilities, included in the Company's consolidated balance sheets. The right-of-use asset is included in the operating lease right-of-use assets line item and liabilities are included in the operating lease liabilities line items under the current liabilities and other long-term and regulatory liabilities sections. Costs associated with the tolling agreement are included within purchased electricity on the Company's consolidated statements of income.

Leases Not Yet Commenced
On September 20, 2023, PSE entered into a tolling agreement to purchase the energy and capacity associated with a 132.5 MW facility. The tolling agreement represents a lease to PSE and is expected to commence in October 2025. PSE expects the total lease payment consideration to be $91.0 million over the five-year period beginning in October 2025.
On December 12, 2023, PSE entered into a lease for an operations training facility located in Puyallup, Washington. The lease is expected to commence in the third quarter of 2025 and PSE expects the total lease payment consideration to be $116.0 million over the 20-year term. Construction of the facility will be managed and contracted by the lessor, however, PSE will have involvement in the design of the facility.

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

(10) Other

Long-Term Debt
On March 13, 2025, Puget Energy issued $600.0 million of senior secured notes at an interest rate of 5.725%. The notes mature on March 15, 2035 and pay interest semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2025. Proceeds from the issuance of the notes were used to repay Puget Energy's $400.0 million 3.65% senior secured notes that matured on May 15, 2025 and to pay down a portion of the outstanding balance on the Puget Energy senior secured credit facility and for general corporate purposes. A portion of the net proceeds were invested in short-term money market funds until they were used for their intended purposes.
On May 15, 2025, Puget Energy repaid at maturity the $400.0 million 3.65% senior secured notes due May 2025 and paid related expenses for a total cost of $407.3 million, which includes repayment of the $400.0 million principal and $7.3 million of accrued interest expense.

Liquidity Facilities and Other Financing Arrangements
As of June 30, 2025, $308.0 million was drawn and outstanding under Puget Energy's credit facility, which was classified as short-term debt on Puget Energy's consolidated balance sheet.
As of June 30, 2025, there was $55.0 million outstanding under the commercial paper program at PSE and no amount was drawn under PSE's credit facility. Outside of the credit facility, PSE maintains a standby letter of credit with TD Bank allowing for standby letter of credit postings of up to $150.0 million as a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions. As of June 30, 2025, $5.1 million was issued under a standby letter of credit with TD Bank in support of natural gas purchases and carbon allowance purchases. Additionally, PSE secured rights to $48.6 million of GHG emission allowances under the CCA, which did not clear until July 2, 2025 and thus was included in restricted cash, and had a $1.9 million letter of credit in support of a long-term transmission contract. In support of purchase power contracts, PSE posted no cash collateral and maintained three standby letters of credit in the amounts of $45.0 million, $13.5 million and $11.9 million.
In April 2025, Puget Energy borrowed $139.0 million on its credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds were used for general corporate purposes.
For further information on the Company's long-term and short-term debt, credit facilities and other financing arrangements, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Beaver Creek Wind Project
Beaver Creek is a utility-scale wind project located in Stillwater County, Montana, with an expected nameplate capacity of 248 MW that is expected to commence commercial operations in 2025. On September 15, 2023, PSE executed a membership interest purchase agreement with Caithness Beaver Creek, LLC for a 100% ownership interest in Caithness Montana Wind, LLC, which closed on December 1, 2023. Total consideration is expected to be $44.6 million of which $23.8 million has been paid as of June 30, 2025 and the remaining balance is expected to be paid in the third quarter of 2025. On December 1, 2023, PSE entered into a turbine supply agreement with GE Renewables North America, LLC to purchase 88 wind turbines. Total consideration is expected to be $266.9 million of which $260.3 million has been paid as of June 30, 2025 and the remaining balance is expected to be paid throughout the third quarter of 2025 as the project is completed. On January 26, 2024, PSE entered into a balance of plant agreement to complete the design and construction of the project. Total consideration is expected to be approximately $157.9 million. As of June 30, 2025, $561.7 million and $19.7 million was recorded to CWIP and ARO, respectively, in conjunction with the Beaver Creek wind project.

Appaloosa Solar Project
Appaloosa Solar Project is a utility-scale solar project located in Garfield County, Washington with an expected nameplate capacity of 142 MW that is expected to commence commercial operations in 2026. On December 22, 2023, PSE executed and closed a membership interest purchase agreement with HQC Solar Holdings 1, LLC for a 100% ownership interest in Appaloosa Solar Project LLC. Total consideration is expected to be $20.3 million, of which $18.6 million was paid as of June 30, 2025 and the remaining balance is expected to be paid in 2026. On August 30, 2024, PSE entered into an Engineering, Procurement, and Construction agreement to complete the design and construction of the project. Total consideration is expected to be approximately $266.8 million. As of June 30, 2025, $41.9 million was recorded to CWIP in conjunction with the project.

(11) Segment Information

Puget Energy operates one reportable segment referred to as the regulated utility segment (Regulated Utility), which is made up of its regulated subsidiary, PSE. No additional reportable segments are contained within PSE. The Regulated Utility segment generates, purchases and sells electricity and purchases, transports and sells natural gas. The service territory of PSE covers approximately 6,000 square miles in the state of Washington. Operations in addition to the Regulated Utility reportable segment, described as Other below, include the activities conducted at the holding company level and at Puget LNG, a non-regulated liquefied natural gas facility. The accounting policies of the Regulated Utility operating segment are the same as those described in Note 1, "Summary of Significant Accounting Policies" to the Combined Notes to Consolidated Financial Statements included in Item 1 of this report. The chief operating decision maker for both Puget Energy and PSE is the president and chief executive officer.
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
The following tables present financial information about the Regulated Utility segment and reconciliation to Puget Energy consolidated financial statements:

Puget Energy	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in Thousands)	Regulated Utility	Other	Total	Regulated Utility	Other	Total
Revenue	$1,110,972	$9,493	$1,120,465	$2,703,992	$18,476	$2,722,468
Depreciation and amortization	207,852	1,684	209,536	416,545	3,367	419,912
Income tax (benefit) expense	4,410	(5,345)	(935)	32,225	(12,662)	19,563
Non-utility expense and other	10,470	6,944	17,414	19,245	13,496	32,741
Interest expense	84,637	31,564	116,201	169,557	59,306	228,863
Net income	68,320	(24,146)	44,174	254,334	(42,604)	211,730
Total assets	17,310,818	1,925,503	19,236,321	17,310,818	1,925,503	19,236,321
Construction expenditures	(376,611)	(132)	(376,743)	(730,046)	(279)	(730,325)

Puget Energy	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
(Dollars in Thousands)	Regulated Utility	Other	Total	Regulated Utility	Other	Total
Revenue	$987,434	$6,534	$993,968	$2,533,871	$14,514	$2,548,385
Depreciation and amortization	193,814	1,652	195,466	384,006	3,336	387,342
Income tax (benefit) expense	2,112	(2,016)	96	22,330	(10,330)	12,000
Non-utility expense and other	7,046	4,451	11,497	10,193	12,247	22,440
Interest expense	76,768	30,068	106,836	153,381	55,903	209,284
Net income	(3,284)	(25,792)	(29,076)	144,615	(43,782)	100,833
Total assets	16,410,740	1,947,260	18,358,000	16,410,740	1,947,260	18,358,000
Construction expenditures	(341,544)	(135)	(341,679)	(716,606)	(377)	(716,983)

There are no significant segment expenses used by the chief operating decision maker to manage the segment’s operations that are not included in the Consolidated Statements of Income. PSE recognized revenue from Puget LNG for gas transportation services of $2.0 million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. These revenues are eliminated in Puget Energy's Consolidated Statements of Income. Puget LNG is charged tariff rates that are approved by the Washington Commission.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for the period ended June 30, 2025 compared to 2024. For discussion related to the results of operations and changes in financial condition for the period ended June 30, 2024 compared to 2023 refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended June 30, 2024, Form 10-Q, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and PSE's Form 10-K for the period ended December 31, 2024. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

Overview

Puget Energy is an energy services holding company and substantially all of its operations are conducted through its wholly owned subsidiary PSE, a regulated electric and natural gas utility company. PSE is the largest electric and natural gas utility in the state of Washington, primarily engaged in the business of electric transmission, distribution and generation and natural gas distribution. Puget Energy's business strategy is to generate stable cash flows by offering reliable electric and natural gas service in a cost-effective manner through PSE. Puget Energy also has a wholly owned non-regulated subsidiary, Puget LNG, which has the sole purpose of owning and operating the non-regulated activity of the Tacoma liquefied natural gas (LNG) facility. Puget Holdings indirectly owns all of Puget Energy's common stock. Puget Holdings is owned by a consortium of long-term infrastructure investors including the British Columbia Investment Management Corporation (BCIMC), the Alberta Investment Management Corporation (AIMCo), the Ontario Municipal Employees Retirement System (OMERS), PGGM Vermogensbeheer B.V., Macquarie Washington Clean Energy Investment, L.P., and the Ontario Teachers’ Pension Plan Board. Puget Energy and PSE are collectively referred to herein as “the Company.”
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
On March 29, 2024, senate bill 5950 approved Washington State's operating budget, which included $150.0 million for public and private utilities to provide one-time bill rebates for low-and moderate-income residential electric customers. PSE received a total of $45.9 million in 2024 and provided rebates to low-and moderate-income residential electric customers.

General Rate Case Filing
PSE filed a GRC which includes a two-year MYRP with the Washington Commission on February 15, 2024. On January 15, 2025, the Washington Commission issued an order on PSE's 2024 GRC, that approved a weighted cost of capital of 7.52% in 2025 and 7.64% in 2026, a capital structure of 49.0% in common equity in 2025 and 50.0% in 2026, and a return on equity of 9.8% in 2025 and 9.9% in 2026. On January 28, 2025, the Washington Commission approved PSE's electric and natural gas rates in its compliance filing with an overall net revenue change for electric of $378.2 million or 13.3% in 2025 and $191.0 million or 5.9% in 2026 and an overall net revenue change for natural gas of $110.0 million or 10.6% in 2025 and $20.0 million or 1.8% in 2026, with an effective date of January 29, 2025. PSE filed a petition for reconsideration on January 24, 2025 and multiple parties filed petitions for reconsideration and a motion for clarification on January 27, 2025. On March 17, 2025, the Washington Commission issued an order denying PSE’s petition for reconsideration. The order also granted certain petitions for reconsideration and clarification by other parties and denied certain petitions for reconsideration and clarification by other parties. The order approved PSE's Targeted Electrification Pilot Phase II.
For further information, such as prior rate filings, see Part II, Item 8, Note 4, "Regulation and Rates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Electric Rates
The following table sets forth electric rate adjustments and the expected annual impact of PSE's revenue approved by the Washington Commission since the electric rate adjustments included in the Company's Annual Report included on Form 10-K for the year ended December 31, 2024 and inclusive of filings through the 10-K filing date of February 21, 2025. For further information on the rate schedule descriptions and prior approved filings, see Part I, Item 1, Business, "Regulation and Rates"

and Part II, Item 7, "Regulation of PSE Rates and Recovery of PSE Costs" respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Electric	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Conservation service rider	120	250123	May 1, 2025	1.2%	$37.7
Electric CCA supplemental	111E Supp[1]	250321	August 1, 2025	1.9	86.2
Low income program	129	250200	May 1, 2025	3.0	34.8
Property tax tracker	140	250207	May 1, 2025	0.3	10.3
Revenue decoupling adjustment mechanism	142	250203	May 1, 2025	(0.2)	(5.5)
Transportation electrification plan	141TEP	250197	May 1, 2025	0.1	4.6
_____________
1 Represents a rate increase from August 1, 2025 through December 31, 2026.

Natural Gas Rates
The following table sets forth natural gas rate adjustments and the expected annual impact of PSE's revenue approved by the Washington Commission since the natural gas rate adjustments included in the Company's Annual Report included on Form 10-K for the year ended December 31, 2024 and inclusive of filings through the 10-K filing date of February 21, 2025. For further information on the rate schedule descriptions and prior approved filings, see Part I, Item 1, Business, "Regulation and Rates" and Part II, Item 7, "Regulation of PSE Rates and Recovery of PSE Costs", respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Natural gas	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Conservation service rider	120	250124	May 1, 2025	0.5%	$5.7
Low income program	129	250201	May 1, 2025	3.1	7.8
Property tax tracker	140	250208	May 1, 2025	0.4	4.7
Revenue decoupling adjustment mechanism	142	250204	May 1, 2025	0.9	12.0

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
As of July 24, 2025, the Washington Commission has approved the recovery of both electric and natural gas CCA-related costs, which increases costs to electric and natural gas customers. Further, the Washington Commission indicated these revenues are subject-to-refund, and thus, there is a risk PSE may not be able to recover all costs. PSE faces continued risks associated with the CCA, including the evolving nature of the CCA rulemaking and related interpretation of the rules, unresolved recovery methodology for the CCA’s impact on energy costs and risk sharing mechanisms, company costs, customer rate impacts, and cash, liquidity and credit volatility. For additional information, see Note 7, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document and provides significant items that impacted PSE’s results of operations for the three months and six months ended June 30, 2025 and June 30, 2024.

Non-GAAP Financial Measures - Electric and Natural Gas Margins
Financial information is prepared in accordance with GAAP, as well as two other financial measures, electric margin and natural gas margin, that are considered “non-GAAP financial measures.”  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that includes adjustments that result in a presentation that is not defined by GAAP.  The presentation of electric margin and natural gas margin is intended to supplement an understanding of PSE’s operating performance.  Electric margin and natural gas margin are used by PSE to determine whether PSE is collecting the appropriate amount of revenue from its customers in order to provide adequate recovery of operating costs, including interest and equity returns.  PSE’s electric margin and natural gas margin measures may not be comparable to other companies’ electric margin and natural gas margin measures.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance.

The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income (loss)	$125,438	$50,552	$386,792	$271,981
Electric operating revenue	$832,355	$709,829	$1,859,303	$1,698,345
Purchased electricity	(276,118)	(255,849)	(657,646)	(641,614)
Electric generation fuel	(71,608)	(45,431)	(163,232)	(162,988)
Residential exchange	17,367	17,855	44,601	44,153
Electric margin (non-GAAP)	$501,996	$426,404	$1,083,026	$937,896
Natural gas operating revenue	$271,283	$277,524	$837,256	$835,344
Purchased natural gas	(97,484)	(133,180)	(343,999)	(404,533)
Natural gas margin (non-GAAP)	$173,799	$144,344	$493,257	$430,811
Other operating revenue	$7,334	$81	$7,433	$182
Unrealized gain (loss) on derivative instruments, net	—	(7,068)	—	(22,733)
Utility operation and maintenance	(207,957)	(192,665)	(440,342)	(395,782)
Non-utility expense and other	(10,470)	(7,046)	(19,245)	(10,193)
Depreciation and amortization	(244,159)	(223,471)	(500,732)	(451,495)
Taxes other than income taxes	(95,105)	(90,027)	(236,605)	(216,705)
Operating income (loss)	$125,438	$50,552	$386,792	$271,981

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months and six months ended June 30, 2025 and 2024:

Electric Margin
Three Months Ended
2025 to 2024 comparison
600
550
500
450
400
$ (Millions)
$426.4
$79.7
$19.5
$15.0
$1.2
$7.2
$(20.3)
$(26.2)
$(0.5)
$502.0
2024 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2025 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended June 30, 2025 compared to 2024
Electric Operating Revenue
Electric operating revenues increased $122.5 million from the prior year primarily due to an increase in electric retail sales of $79.7 million, decoupling revenue of $15.0 million, sales to other utilities of $19.5 million and transportation and other revenue of $7.2 million. These items are discussed in detail below.
•Electric retail sales increased $79.7 million primarily from a rate increase resulting in an additional $96.6 million in sales compared to the prior year and partially offset by a decrease in retail electricity usage of 2.3% with an impact of $16.9 million. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 GRC. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for electric rate changes. The decrease in retail usage was primarily due to a decrease in residential and industrial usage of 2.7% and 9.2%, respectively. The decrease in customer usage was driven by a decrease in heating degree days of 14.8% in the three months ended June 30, 2025 as compared to 2024.
•Sales to other utilities increased $19.5 million primarily due to a 36.6% increase in the average price of electric wholesale sales and a 22.9% increase in wholesale sales volume. Higher wholesale power prices were largely the result of elevated prices in June 2025 driven by lower Mid-Columbia hydro. Increased wholesale sales volume was related to increased supply, driven by additional generation facilities in 2025 compared to 2024.

•Decoupling revenue increased $15.0 million which was attributable to a $10.3 million and $4.7 million increases in delivery and fixed production cost deferral revenues, respectively. This was driven primarily by higher allowed rates in the three months ended June 30, 2025 compared to the same period in 2024.
•Transportation and other revenue increased $7.2 million primarily due to increased non-core gas sales, of which $3.6 million related to an increase in net wholesale non-core natural gas sales driven by an increase in both sales volumes and average price of sales, which outpaced the corresponding increase in the cost of non-core gas sold; and $3.8 million related to a decrease in financial hedging costs in 2025 compared to 2024.

Electric Power Costs
Electric power costs increased $46.9 million primarily due to an increase of electric generation fuel costs of $26.2 million and an increase in purchased electricity of $20.3 million. These items are discussed in detail below:
•Purchased electricity increased $20.3 million primarily due to wholesale electricity purchase volumes that increased by 14.9% in 2025 compared to 2024. This was partially offset by decreased wholesale purchase prices, which were 4.5% lower in 2025 compared to 2024.
•Electric generation fuel increased $26.2 million primarily driven by natural gas fuel costs related to a tolling agreement that commenced January 1, 2025 to purchase energy and capacity associated with a 650 MW natural gas-fired electric generating facility.

Electric Margin
Six Months Ended
2025 to 2024 comparison
$ (Millions)
1,200
1,100
1,000
900
800
$937.9
$187.0
$(25.2)
$(4.3)
$3.2
$0.2
$(16.0)
$(0.2)
$0.4
$1,083.0
2024 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2025 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six Months Ended June 30, 2025 compared to 2024
Electric Operating Revenue
Electric operating revenues increased $161.0 million from the prior year primarily due to an increase in electric retail sales of $187.0 million, decoupling revenue of $4.3 million, other decoupling revenue of $3.2 million; partially offset by decreases in sales to other utilities of $25.2 million. These items are discussed in detail below.
•Electric retail sales increased $187.0 million primarily from a rate increase resulting in an additional $176.6 million in sales compared to the prior year and partially offset by a slight increase in retail electricity usage of 0.6% with an impact of $10.5 million. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 GRC. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for electric rate changes.
•Sales to other utilities decreased $25.2 million primarily due to a 18.3% decrease in the average price of electric wholesale sales partially offset by a slight increase in wholesale sales volume of 2.2%. Lower wholesale power prices were largely the result of lower natural gas prices in 2025 compared to 2024.
•Decoupling revenue decreased $4.3 million which was attributable to a $3.8 million and $0.5 million decrease in delivery and fixed production cost deferral revenues, respectively. This was driven primarily by higher usage in the six months ended June 30, 2025 compared to the same period in 2024.
•Other decoupling revenue increased $3.2 million primarily due to an increase in current period amortization of prior year decoupling revenues compared to the same period in 2024. This is attributable to an decrease in amortization rates, which increases the rate at which deferral revenues are passed back to customers.

Electric Power Costs
Electric power costs increased $15.8 million primarily due to an increase in purchased electricity of $16.0 million, which is discussed in detail below:
•Purchased electricity increased $16.0 million primarily due to wholesale electricity purchase volumes that increased by 17.9% in 2025 compared to 2024 which was partially offset by decreased wholesale purchase prices, which were 13.0% lower in 2025 compared to 2024.

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
The following chart displays the details of PSE's natural gas margin changes for the three months and six months ended June 30, 2025 and 2024:

Natural Gas Margin
Three Months Ended
2025 to 2024 comparison
240
160
80
0
$ (Millions)
$144.3
$20.7
$3.7
$(2.9)
$(27.7)
$35.7
$173.8
2024 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2025 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended June 30, 2025 compared to 2024
Natural Gas Operating Revenue
Natural gas operating revenue decreased $6.2 million primarily due to a decrease in transportation and other revenue of $27.7 million and other decoupling revenue of $2.9 million; which was partially offset by an increase in retail sales of $20.7 million and decoupling revenue of $3.7 million. These items are discussed in detail below.
•Natural gas retail sales revenue increased $20.7 million primarily due to an increase in rates of $61.6 million partially offset by a decrease in natural gas load of 13.9%, or $40.9 million. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 GRC effective January 29, 2025 and 2024 PGA filing effective November 1, 2024. This was partially offset by a decrease in rates driven by Schedule 111 that includes a charge for CCA allowance costs and a pass back of CCA auction proceeds. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for natural gas rate changes. The decrease in natural gas load was driven by a decrease in heating degree days of 14.8% in the three months ended June 30, 2025 as compared to 2024.

•Decoupling revenue increased $3.7 million primarily due to lower natural gas usage, as mentioned above, in 2025 compared to 2024.
•Other decoupling revenue decreased $2.9 million primarily due to an increase in current period amortization of prior year decoupling revenues compared to the same period in 2024. This is attributable to an increase in amortization rates, which increases the rate at which deferral revenues are collected from customers.
•Transportation and other revenue decreased $27.7 million due to a decrease of $41.4 million related to the regulatory offset of CCA auction proceeds passed back to customers, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above. The decrease was partially offset by $12.8 million related to the Company’s deferred return on its investment in the Tacoma LNG Facility and an increase of $3.3 million related to the regulatory offset of bill discounts under Schedule 129D, which are passed back to customers as credits on billed revenue included within natural gas retail revenues above.

Natural Gas Energy Costs
•Purchased natural gas expense decreased $35.7 million primarily due to a decrease of $47.1 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above and a decrease in natural gas usage of 13.9% as stated in the natural gas retail sales section above. This was partially offset by an increase in the PGA rates in November 2024. For natural gas rate changes and details on the PGA, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Natural Gas Margin
Six Months Ended
2025 to 2024 comparison
$ (Millions)
500
400
300
$430.8
$135.6
$(23.3)
$(14.8)
$(95.5)
$60.5
$493.3
2024 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2025 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six Months Ended June 30, 2025 compared to 2024
Natural Gas Operating Revenue
Natural gas operating revenue increased $1.9 million primarily due to an increase in retail sales of $135.6 million, which was partially offset by decreases in transportation and other revenue of $95.5 million, decoupling revenue of $23.3 million and other decoupling revenue of $14.8 million. These items are discussed in detail below.
•Natural gas retail sales revenue increased $135.6 million primarily due to an increase in rates of $143.3 million partially offset by a decrease in natural gas load of 1.0%, or $7.7 million. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 GRC effective January 29, 2025 and 2024 PGA filing effective November 1, 2024. This was partially offset by a decrease in rates driven by Schedule 111 that includes a charge for CCA allowance costs and a pass back of CCA auction proceeds. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for natural gas rate changes.
•Decoupling revenue decreased $23.3 million primarily due to higher delivery rates in 2025 compared to 2024.
•Other decoupling revenue decreased $14.8 million primarily due to an increase in current period amortization of prior year decoupling revenues compared to the same period in 2024. This is attributable to an increase in amortization rates, which increases the rate at which deferral revenues are collected from customers.
•Transportation and other revenue decreased $95.5 million due to a decrease of $111.2 million related to the regulatory offset of CCA auction proceeds passed back to customers, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above. The decreases were partially offset by an increase of $10.0 million related to the regulatory offset of bill discounts under Schedule 129D, which are passed back to customers as credits on billed revenue included within natural gas retail revenues above and $7.7 million related to the Company’s deferred return on its investment in the Tacoma LNG Facility.

Natural Gas Energy Costs
•Purchased natural gas expense decreased $60.5 million primarily due to a decrease of $129.3 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above and a decrease in natural gas usage of 1.0% as stated in the natural gas retail sales section above. This was partially offset by an increase in the PGA rates in November 2024. For natural gas rate changes and details on the PGA, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months and six months ended June 30, 2025 and 2024:

Other Operating Expenses and Other Income (Deductions) Three Months Ended 2025 to 2024 comparison

$ (Millions)
700
600
500
400
$574.1
$(7.1)
$15.3
$3.5
$20.7
$5.1
$(5.0)
$5.9
$2.3
$614.8
2024 Expenses (Income)
Unrealized (Gain) Loss on Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2025 Expenses (Income)

Three Months Ended June 30, 2025 compared to 2024
•Net unrealized (gain) loss on derivative instruments decreased $7.1 million due to the Washington Commission's approval of the Company's accounting petition in Docket No. UE-240773 to offset any derivative assets or liabilities, entered into in order to serve electric customers, with a regulatory asset or liability, thus deferring the unrealized gains or losses. For additional information, see Note 4, "Accounting for Derivative Instruments and Hedging Activities" and Note 7, "Regulation and Rates" in Item 1 of this report.
•Utility operations and maintenance expense increased $15.3 million primarily due to increases in the following: (i) $12.2 million related to customer service expense, driven by an increase in Schedule 129 - low income program in electric and natural gas rates, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, (ii) $5.2 million of miscellaneous general expenses driven by increases to call center, training and other customer records and collection expenses, as well as outside services, (iii) $2.8 million related to insurance expense driven by wildfire insurance, (iv) $2.1 million related to plant maintenance and (v) $2.1 million related to leak surveys, locates and inspections. The increases were partially offset by $11.4 million in deferred O&M costs related to approved trackers that are being recovered through rates.
•Non-utility expense and other increased $3.5 million primarily due to $5.9 million of costs associated with a sale of land at PSE's wholly-owned subsidiary, Puget Western Inc. in May 2025.
•Depreciation and amortization expense increased $20.7 million due to increases in the following: (i) $6.7 million increase in conservation amortization due to increases in conservation rates effective May 1, 2025, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report, (ii) $8.7 million increase in electric production and electric general plant depreciation primarily driven by net additions to the Upper Baker Dam and waterway and advanced distribution management system computer software assets, respectively and (iii) $6.0 million increase in electric transmission and distribution plant primarily driven by net additions of transmission poles and underground conductors, respectively.
•Taxes other than income taxes increased $5.1 million primarily due to an increase of $3.9 million in state excise taxes in 2025 as compared to 2024.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $5.0 million from net other income of $16.0 million in 2024 to net other income of $21.0 million in 2025, due to an increase of $11.9 million in other income that was partially offset by an increase of $6.9 million in other expense. The increase in other income was primarily due to an increase of $6.7 million related to advanced metering infrastructure interest income and a $5.4 million increase in equity AFUDC due to an increase in eligible CWIP and AFUDC rates. The increase in other expense was primarily due to an increase of $3.3 million related to Colstrip major maintenance.
•Interest expense increased $5.9 million primarily due to an increase of $8.6 million in interest expense due to the June 2024 PSE bond issuances. This was partially offset by an increase in AFUDC debt of $1.9 million in 2025 and a decrease in other common interest expense of $1.5 million due to less short-term commercial paper borrowing in 2025 as compared to 2024.
•Income tax expense increased $2.3 million primarily driven by an increase in pre-tax book income in 2025 as compared to 2024.

Other Operating Expenses and Other Income (Deductions)
Six Months Ended
2025 to 2024 comparison
$ (Millions)
1,400
1,300
1,200
1,100
1,000
$1,224.3
$(22.7)
$44.6
$9.0
$49.2
$19.9
$(18.0)
$13.2
$9.9
$1,329.4
2024 Expenses (Income)
Unrealized (Gain) Loss on Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2025 Expenses (Income)

Six Months Ended June 30, 2025 compared to 2024
•Net unrealized (gain) loss on derivative instruments decreased $22.7 million due to the Washington Commission's approval of the Company's accounting petition in Docket No. UE-240773 to offset any derivative assets or liabilities, entered into in order to serve electric customers, with a regulatory asset or liability, thus deferring the unrealized gains or losses. For additional information, see Note 4, "Accounting for Derivative Instruments and Hedging Activities" and Note 7, "Regulation and Rates" in Item 1 of this report.

•Utility operations and maintenance expense increased $44.6 million primarily due to increases in the following: (i) $28.6 million related to customer service expense, driven by an increase in Schedule 129 - low income program in electric and natural gas rates, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, (ii) $4.6 million related to insurance expense driven by wildfire insurance, (iii) $4.1 million of miscellaneous general expenses driven by increases to call center, training and other customer records and collection expenses and (iv) $3.0 million related to leak surveys, locates and inspections. The increases were partially offset by $4.2 million in deferred O&M costs related to approved trackers that are being recovered through rates.
•Non-utility expense and other increased $9.0 million primarily due to $5.9 million of costs associated with a sale of land at PSE's wholly-owned subsidiary, Puget Western Inc. in May 2025 and an increase in the long-term incentive plan of $5.7 million in 2025 as compared to 2024.
•Depreciation and amortization expense increased $49.2 million due to increases in the following: (i) $16.7 million increase in conservation amortization due to increases in conservation rates effective May 1, 2025, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report, (ii) $17.3 million increase in electric production and electric general plant depreciation primarily driven by net additions to the Upper Baker Dam and waterway and advanced distribution management system computer software assets, respectively, (iii) $11.8 million increase in electric transmission and distribution plant primarily driven by net additions of transmission poles and underground conductors, respectively and (iv) $3.6 million increase in natural gas distribution primarily driven by net additions of plastic mains assets.
•Taxes other than income taxes increased $19.9 million primarily due to an increase of $16.2 million in state excise taxes and an increase of $11.7 million in municipal taxes; partially offset by a $5.7 million decrease in property taxes.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $18.0 million from net other income of $30.3 million in 2024 to net other income of $48.3 million in 2025, due to an increase of $26.4 million in other income that was partially offset by an increase of $8.3 million in other expense. The increase in other income was primarily due to a $12.3 million increase in equity AFUDC due to an increase in eligible CWIP and AFUDC rates and an increase of $11.5 million related to advanced metering infrastructure interest income. The increase in other expense was primarily due to an increase of $3.3 million related to Colstrip major maintenance.
•Interest expense increased $13.2 million primarily due to an increase of $19.6 million in interest expense due to the June 2024 PSE bond issuances. This was partially offset by a decrease in other common interest expense of $4.9 million due to less short-term commercial paper borrowing in 2025 as compared to 2024.
•Income tax expense increased $9.9 million primarily driven by an increase in pre-tax book income in 2025 as compared to 2024.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months and six months ended June 30, 2025 and 2024 is as follows:

Puget Energy Summary Results of Operation
Three Months Ended
2025 to 2024 comparison

$ (Millions)
50
25
0
-25
-50
$(29.1)
$71.6
$0.1
$2.3
$(1.9)
$(2.2)
$3.4
$44.2
2024 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2025 Puget Energy Net Income

Three Months Ended June 30, 2025 compared to 2024
Summary Results of Operation
Puget Energy’s net income increased by $73.3 million. This is primarily due to: (i) an increase in PSE's net income of $71.6 million, (ii) an increase in other operating revenue and income of $2.3 million driven by short-term interest earned from re-investing proceeds of Puget Energy's $600.0 million bond issued in early March 2025 and (iii) increased tax benefit of $3.4 million. The increases were partially offset by an increase in interest expense of $2.2 million, which was driven by interest expense accrued for Puget Energy's $600.0 million bond issuance in early March 2025.

Puget Energy Summary Results of Operation
Six Months Ended
2025 to 2024 comparison
300
200
100
0
$ (Millions)
$100.8
$109.7
$0.4
$4.0
$(0.9)
$(4.8)
$2.5
$211.7
2024 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2025 Puget Energy Net Income

Six Months Ended June 30, 2025 compared to 2024
Summary Results of Operation
Puget Energy’s net income increased by $110.9 million. This is primarily due to: (i) an increase in PSE's net income of $109.7 million, (ii) an increase in other operating revenue and income of $4.0 million driven by short-term interest earned from re-investing proceeds of Puget Energy's $600.0 million bond issued in early March 2025 and (iii) increased tax benefit of $2.5 million. The increases were partially offset by an increase in interest expense of $4.8 million, which was driven by interest expense accrued for Puget Energy's $600.0 million bond issuance in early March 2025.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, during the six months ended June 30, 2025, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $146.1 million through 2054. For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements
As of June 30, 2025, the Company had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on the Company's financial condition. The Company does have standby letter of credit arrangements. For more information, see Note 10, "Other" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and improve energy system reliability.  The Company adjusted capital expenditures, resulting in a decrease of $189.3 million compared to forecasted amounts for the six months ended June 30, 2025. The decrease was primarily due to timing and project scheduling resulting in underspending in (i) generation projects, (ii) information technology projects, and (iii) decarbonization projects. Construction expenditures, excluding equity AFUDC, totaled $730.3 million for the six months ended June 30, 2025. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	Change
Net income	$254,334	$144,615	$109,719
Non-cash items[1]	496,886	442,278	54,608
Changes in cash flow resulting from working capital[2]	(65,503)	19,000	(84,503)
Regulatory assets and liabilities	(37,628)	8,593	(46,221)
Purchased gas adjustment	35,123	(50,722)	85,845
GHG emission allowances	(90,587)	(60,565)	(30,022)
Other non-current assets and liabilities[3]	10,200	(2,066)	12,266
Net cash provided by operating activities	$602,825	$501,133	$101,692
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

Six Months Ended June 30, 2025 compared to 2024
Cash generated from operations for the six months ended June 30, 2025 increased by $101.7 million, which includes a net income increase of $109.7 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flows resulting from non-cash items increased $54.6 million primarily due to: (i) an increase in deferred taxes of $29.4 million, (ii) an increase in depreciation and amortization of $32.5 million, (iii) an increase of $16.7 million in conservation amortization, (iv) an increase of $7.9 million related to the deferral of energy exchange costs, and (v) an increase of $5.4 million related to the amortization of regulatory filing fees. The increases were partially offset by: (i) a $22.7 million change in net unrealized loss on derivative instruments due to the deferral of unrealized gain or loss on derivative instruments consistent with the approved accounting petition in Docket No. UE-240773, (ii) a change in equity AFUDC of $12.3 million and (iii) a decrease of $3.7 million related to the amortization of deferred return on PSE's share of the Tacoma LNG investment.
•Cash flows resulting from changes in working capital decreased $84.5 million primarily due to: (i) accounts payable decreased faster in 2025 compared to 2024, which led to increased cash outflow of $28.0 million, (ii) cash outflow of $30.3 million due to the timing of accounts receivable collections, as the balance of accounts receivable decreased $112.8 million in 2025 compared to a decrease of $143.0 million in 2024 and (iii) cash outflow of $17.0 million in material and supplies due to purchase of network devices and system equipment for the Advanced Metering

Infrastructure network, (iv) cash outflow of $9.5 million in prepayments, primarily driven by higher prepayments for purchased electricity, (v) cash outflow of $3.3 million related to lower transmission services deposits received and (vi) cash outflow of $3.2 million related to annual filing fees paid to the Washington Commission. The decreases were partially offset by cash inflow of $8.2 million due to a decrease in fuel inventory in 2025 compared to 2024.
•Cash flows resulting from regulatory assets and liabilities decreased $46.2 million primarily due to: (i) $10.7 million cash outflow in the PCA due to actual power costs being higher than baseline rates in both periods, but to a larger degree in 2025 compared to 2024, (ii) $19.8 million cash outflow related to the Bill Discount Rate Rider as actual discounts provided were lower than amounts collected through the rate in 2024, whereas in 2025 actual discounts provided were higher than amounts collect through the rate, (iii) $13.4 million cash outflow from incremental deferrals of bad debt expense related to COVID-19 in 2025 compared to 2024, and (iv) $3.7 million of cash outflow driven by higher expenses incurred for conservation in 2025 compared to 2024.
•Cash flows resulting from purchased gas adjustment increased $85.8 million, which was primarily driven by a $68.9 million increase in allowed PGA recovery in 2025 compared to 2024 and a $16.9 million decrease in actual natural gas cost.
•Cash flow resulting from GHG emission allowances decreased $30.0 million due to purchases made to obtain the Washington emission allowances for GHG emissions associated with the Company's electric and natural gas business activities in compliance with the CCA.
•Other non-current assets and liabilities increased $12.3 million, which is primarily driven by higher schedule 129 -low income program rates in the first six months of 2025 compared to 2024.

Puget Energy	Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	Change
Net income	$(42,604)	$(43,782)	$1,178
Non-cash items[1]	8,693	19,976	(11,283)
Changes in cash flow resulting from working capital[2]	9,532	1,939	7,593
Other non-current assets and liabilities[3]	(2,137)	(1,331)	(806)
Net cash provided by operating activities	$(26,516)	$(23,198)	$(3,318)
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
Six Months Ended June 30, 2025 compared to 2024
Cash generated from operations for the six months ended June 30, 2025, in addition to the changes discussed at PSE above, decreased by $3.3 million compared to the same period in 2024, which includes a net income increase of $1.2 million.
•Changes in cash flow resulting from non-cash items decreased $11.3 million primarily due to a $13.3 million change in deferred taxes.
•Changes in cash flow resulting from working capital increased $7.6 million primarily due to increased accrued interest, primarily driven by the $600.0 million 5.725% senior secured notes issued in March 2025. The increase was partially offset by a reduction in interest related to the maturity of the $400.0 million 3.65% senior secured notes, which matured in May 2025.

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
In the second quarter of 2025, Moody's, S&P and Fitch issued annual rating agency reports and affirmed both Puget Energy (Baa3/BBB-/BBB-) and PSE (Baa1/BBB/BBB+) credit ratings and retained stable outlooks from all three agencies. Thus, as of June 30, 2025, both Puget Energy and PSE have stable outlooks from Moody’s, S&P and Fitch. Although neither Puget Energy nor PSE have any outstanding debt whose maturity would be accelerated upon a ratings downgrade, Management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.

Puget Sound Energy
Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at June 30, 2025, PSE could issue:
•Approximately $0.9 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $1.5 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at June 30, 2025; and
•Approximately $1.2 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.9 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at June 30, 2025.
At June 30, 2025, PSE had approximately $9.9 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At June 30, 2025, approximately $2.1 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 49.7% at June 30, 2025, and the EBITDA to interest expense ratio was 4.9 to 1.0 for the twelve months ended June 30, 2025.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.

At June 30, 2025, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
For more information on PSE's credit facilities, long term debt, demand promissory note, and shelf registrations see Part I, Item 1, Note 10, "Other" of this report and Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Puget Energy
Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.6 to 1.0 for the twelve months ended June 30, 2025.
At June 30, 2025, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
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

One Big Beautiful Bill Act
On July 4th, 2025, the One Big Beautiful Bill Act (OBBB) was signed into law. The OBBB includes a range of tax reforms and modifications to certain provisions included in the Tax Cuts and Jobs Act of 2017. The OBBB also impacts certain provisions included in the Inflation Reduction Act of 2022 by modifying or accelerating various tax incentives. While the OBBB does not have a material impact on the Company's financial statements for the period ended June 30, 2025, the Company is in the process of evaluating its potential for future impacts.

Washington Clean Energy Transformation Act
In 2019, Washington passed the CETA, which supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The CETA requires all electric utilities to (i) eliminate coal-fired generation from their in-state electric supply to customers by December 31, 2025; (ii) be carbon-neutral by January 1, 2030 through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and (iii) makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean Energy Implementation Plans (CEIP) are required every four years from each IOU. The plan must propose interim targets for meeting the 2045 standard between 2030 and 2045 and describe an actionable plan that the IOU intends to pursue to meet the standard. The Washington Commission may approve, reject or recommend alterations to an IOU’s plan. The Company intends to seek recovery of any costs associated with CETA through the regulatory process. On December 17, 2021, PSE filed its final CEIP, which proposed a plan for the implementation of CETA for 2022-2025 and associated project costs. On June 6, 2023, the Washington Commission approved PSE’s CEIP, subject to conditions. On November 2, 2023, PSE filed a Biennial CEIP Update with the Commission.

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
As a natural gas utility, PSE is required to obtain emission allowances for GHG emissions associated with (i) natural gas supplied to customers and (ii) any natural gas system associated facilities with emissions that exceed 25,000 metric tons of carbon dioxide equivalent per year. PSE receives some no-cost emission allowances from WDOE to mitigate impacts to natural gas ratepayers. WDOE's allocation of no-cost allowances to PSE is based on a percentage of PSE baseline natural gas system related emissions (determined from 2015-2019 natural gas system related emissions) and declines annually in accordance with the requirements of the CCA.
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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of June 30, 2025.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For further details, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
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

Item 5.         Other Information

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

*	22.1	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
*	31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2025 filed on July 30, 2025 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stacy Smith
Stacy Smith Controller & Principal Accounting Officer
Date:	July 30, 2025