Form 10-Q
period 2025-09-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2025-11-06
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

DEFINITIONS

ASU	Accounting Standards Update
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
CCA	Climate Commitment Act
CEIP	Clean Energy Implementation Plan
CETA	Clean Energy Transformation Act
CWIP	Construction Work in Progress
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse gases
GRC	General Rate Case
IOU	Investor-Owned Utility
ISDA	International Swaps and Derivatives Association
ITCs	Investment tax credits
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
MYRP	Multi-year Rate Plan
NAESB	North American Energy Standards Board
NPNS	Normal Purchase Normal Sale
OBBB	One Big Beautiful Bill Act
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
Puget LNG	Puget LNG, LLC
SERP	Supplemental Executive Retirement Plan
Washington Commission	Washington Utilities and Transportation Commission
WDOE	Washington Department of Ecology
WSPP	WSPP, Inc.

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

●	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction; and PSE's ability to recover costs in a timely manner arising from such changes;
●	Inability to realize deferred tax assets and use tax credits due to insufficient future taxable income;
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
●
Financial difficulties of other energy companies and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of, and access to, capital and credit markets and/or impact delivery of energy to PSE from its suppliers;

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenue:
Electric	$968,125	$736,113	$2,827,428	$2,434,458
Natural gas	176,835	182,737	1,012,132	1,017,096
Other	9,818	8,694	37,686	24,375
Total operating revenue	1,154,778	927,544	3,877,246	3,475,929
Operating expenses:
Energy costs:
Purchased electricity	354,795	250,822	1,012,441	892,436
Electric generation fuel	86,106	78,305	249,338	241,293
Residential exchange	(17,452)	(17,477)	(62,053)	(61,630)
Purchased natural gas	53,957	68,243	397,956	472,776
Unrealized (gain) loss on derivative instruments, net	—	108,979	—	131,712
Utility operations and maintenance	226,024	183,915	666,366	579,697
Non-utility expense and other	9,936	10,919	42,677	33,359
Depreciation & amortization	212,806	197,975	632,718	585,317
Conservation amortization	36,790	28,837	120,977	96,326
Taxes other than income taxes	95,300	75,869	335,011	291,226
Total operating expenses	1,058,262	986,387	3,395,431	3,262,512
Operating income (loss)	96,516	(58,843)	481,815	213,417
Other income (expense):
Other income	31,370	31,350	103,681	73,284
Other expense	(3,873)	(4,839)	(22,325)	(14,984)
Interest charges:
AFUDC	8,853	9,321	29,851	27,389
Interest expense	(117,954)	(111,642)	(346,817)	(320,926)
Income (loss) before income taxes	14,912	(134,653)	246,205	(21,820)
Income tax (benefit) expense	8,604	(13,545)	28,167	(1,545)
Net income (loss)	$6,308	$(121,108)	$218,038	$(20,275)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$6,308	$(121,108)	$218,038	$(20,275)
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(270), $(459), $(808) and $1,088, respectively	(1,014)	(1,727)	(3,040)	(4,679)
Other comprehensive income (loss)	(1,014)	(1,727)	(3,040)	(4,679)
Comprehensive income (loss)	$5,294	$(122,835)	$214,998	$(24,954)

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2025	December 31, 2024
Utility plant (at original cost, including construction work in progress of $1,174,447 and $1,577,695 respectively):
Electric plant	$13,328,721	$12,476,380
Natural gas plant	5,360,540	5,178,523
Common plant	1,277,345	1,089,618
Less: Accumulated depreciation and amortization	(5,488,507)	(5,101,926)
Net utility plant	14,478,099	13,642,595
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	296,892	307,813
Total other property and investments	1,953,405	1,964,326
Current assets:
Cash and cash equivalents	390,759	101,836
Restricted cash	142,152	38,865
Accounts receivable, net of allowance for doubtful accounts of $48,000 and $40,436, respectively	448,988	538,930
Unbilled revenue	200,768	273,420
Materials and supplies, at average cost	231,300	201,847
Fuel and natural gas inventory, at average cost	81,560	88,964
Unrealized gain on derivative instruments	23,978	32,591
GHG emission allowances	1,359	43,592
Prepaid expense and other	88,945	83,851
Power contract acquisition adjustment gain	3,704	4,122
Total current assets	1,613,513	1,408,018
Other long-term and regulatory assets:
Power cost adjustment mechanism	104,131	61,202
Regulatory assets related to power contracts	3,968	4,779
Other regulatory assets	1,393,058	1,355,291
Unrealized gain on derivative instruments	18,692	6,245
Power contract acquisition adjustment gain	23,770	26,444
Operating lease right-of-use asset	329,829	181,397
Other	336,653	310,094
Total other long-term and regulatory assets	2,210,101	1,945,452
Total assets	$20,255,118	$18,960,391

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2025	December 31, 2024
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,816,332	3,816,332
Retained earnings	1,685,697	1,508,705
Accumulated other comprehensive income (loss), net of tax	40,128	43,168
Total common shareholder’s equity	5,542,157	5,368,205
Long-term debt:
First mortgage bonds and senior notes	6,345,000	5,845,000
Pollution control bonds	161,860	161,860
Long-term debt	2,200,000	1,600,000
Debt discount issuance costs and other	(184,440)	(182,941)
Total long-term debt	8,522,420	7,423,919
Total capitalization	14,064,577	12,792,124
Current liabilities:
Accounts payable	543,350	549,710
Short-term debt	410,500	378,400
Current maturities of long-term debt	17,000	417,000
Accrued expenses:
Taxes	107,084	105,080
Salaries and wages	62,300	74,294
Interest	94,198	66,113
Unrealized loss on derivative instruments	215,183	218,443
Power contract acquisition adjustment loss	991	1,074
Operating lease liabilities	92,123	22,761
Compliance obligation	—	43,592
Other	74,146	105,605
Total current liabilities	1,616,875	1,982,072
Other long-term and regulatory liabilities:
Deferred income taxes	824,424	997,680
Unamortized investment tax credits	195,584	—
Unrealized loss on derivative instruments	167,938	171,488
Purchased gas adjustment liability	85,445	58,657
Regulatory liabilities	1,107,384	1,075,620
Regulatory liability for deferred income taxes	717,536	721,907
Regulatory liabilities related to power contracts	27,474	30,566
Power contract acquisition adjustment loss	2,977	3,705
Operating lease liabilities	246,076	166,700
Finance lease liabilities	175,787	96,850
Compliance obligation	192,632	73,049
Other deferred credits	830,409	789,973
Total long-term and regulatory liabilities	4,573,666	4,186,195
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$20,255,118	$18,960,391

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2023	200	$—	$3,523,532	$1,419,311	$17,539	$4,960,382
Net income (loss)	—	—	—	129,909	—	129,909
Common stock dividend paid	—	—	—	(84,050)	—	(84,050)
Other comprehensive income (loss)	—	—	—	—	(2,399)	(2,399)
Balance at March 31, 2024	200	$—	$3,523,532	$1,465,170	$15,140	$5,003,842
Net income (loss)	—	—	—	(29,076)	—	(29,076)
Common stock dividend paid	—	—	—	(56,891)	—	(56,891)
Capital contribution	—	—	292,800	—	—	292,800
Other comprehensive income (loss)	—	—	—	—	(553)	(553)
Balance at June 30, 2024	200	$—	$3,816,332	$1,379,203	$14,587	$5,210,122
Net income (loss)	—	—	—	(121,108)	—	(121,108)
Common stock dividend paid	—	—	—	(11,860)	—	(11,860)
Other comprehensive income (loss)	—	—	—	—	(1,727)	(1,727)
Balance at September 30, 2024	200	$—	$3,816,332	$1,246,235	$12,860	$5,075,427
Balance at December 31, 2024	200	$—	$3,816,332	$1,508,705	$43,168	$5,368,205
Net income (loss)	—	—	—	167,556	—	167,556
Common stock dividend paid	—	—	—	(19,979)	—	(19,979)
Other comprehensive income (loss)	—	—	—	—	(1,014)	(1,014)
Balance at March 31, 2025	200	$—	$3,816,332	$1,656,282	$42,154	$5,514,768
Net income (loss)	—	—	—	44,174	—	44,174
Common stock dividend paid	—	—	—	(3,395)	—	(3,395)
Other comprehensive income (loss)	—	—	—	—	(1,012)	(1,012)
Balance at June 30, 2025	200	$—	$3,816,332	$1,697,061	$41,142	$5,554,535
Net income (loss)	—	—	—	6,308	—	6,308
Common stock dividend paid	—	—	—	(17,672)	—	(17,672)
Capital contribution	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	(1,014)	(1,014)
Balance at September 30, 2025	200	$—	$3,816,332	$1,685,697	$40,128	$5,542,157

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net Income (loss)	$218,038	$(20,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	632,718	585,317
Conservation amortization	120,977	96,326
Deferred income taxes and tax credits, net	19,996	(18,656)
Net unrealized (gain) loss on derivative instruments	—	131,712
AFUDC - equity	(51,628)	(41,159)
Other non-cash	2,474	(12,603)
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	(38,754)	(9,322)
Purchased gas adjustment	26,786	(71,600)
GHG emission allowances	(140,295)	(83,910)
Other long-term assets and liabilities	5,197	(24,164)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	162,594	193,421
Materials and supplies	(29,453)	(16,289)
Fuel and natural gas inventory	5,517	(568)
Prepayments and other	15,166	41,225
Accounts payable	(82,758)	(77,349)
Taxes payable	2,004	(2,199)
Other	11,661	27,993
Net cash provided by (used in) operating activities	862,240	679,900
Investing activities:
Construction expenditures - excluding equity AFUDC	(1,156,445)	(1,143,829)
Other	4,348	1,874
Net cash provided by (used in) investing activities	(1,152,097)	(1,141,955)
Financing activities:
Change in short-term debt, net	32,100	(227,000)
Dividends paid	(41,046)	(152,801)
Investment from Parent	—	292,800
Proceeds from long-term debt and bonds issued	1,091,725	793,892
Redemption of bonds and notes	(400,000)	—
Seller Financing	(21,739)	—
Other	21,027	19,752
Net cash provided by (used in) financing activities	682,067	726,643
Net increase (decrease) in cash, cash equivalents, and restricted cash	392,210	264,588
Cash, cash equivalents, and restricted cash at beginning of period	140,701	214,575
Cash, cash equivalents, and restricted cash at end of period	$532,911	$479,163
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$276,843	$246,252
Cash payments (refunds) for income taxes	22,186	37,065
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$182,696	$126,512
Change in ARO estimate eliminated from cash flows	—	18,957
Recognition of finance lease eliminated from cash flows	82,162	1,832

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenue:
Electric	$968,125	$736,113	$2,827,428	$2,434,458
Natural gas	177,620	184,090	1,014,876	1,019,434
Other	48	40	7,481	222
Total operating revenue	1,145,793	920,243	3,849,785	3,454,114
Operating expenses:
Energy costs:
Purchased electricity	354,795	250,822	1,012,441	892,436
Electric generation fuel	86,106	78,305	249,338	241,293
Residential exchange	(17,452)	(17,477)	(62,053)	(61,630)
Purchased natural gas	53,957	68,243	397,956	472,776
Unrealized (gain) loss on derivative instruments, net	—	108,979	—	131,712
Utility operations and maintenance	226,024	183,915	666,366	579,697
Non-utility expense and other	5,058	5,719	24,303	15,912
Depreciation & amortization	211,118	196,298	627,663	580,304
Conservation amortization	36,790	28,837	120,977	96,326
Taxes other than income taxes	93,157	76,895	329,762	293,600
Total operating expenses	1,049,553	980,536	3,366,753	3,242,426
Operating income (loss)	96,240	(60,293)	483,032	211,688
Other income (expense):
Other income	30,164	30,651	96,939	71,073
Other expense	(3,875)	(4,839)	(22,324)	(14,984)
Interest charges:
AFUDC	8,853	9,321	29,851	27,389
Interest expense	(86,297)	(84,148)	(255,854)	(237,529)
Income (loss) before income taxes	45,085	(109,308)	331,644	57,637
Income tax (benefit) expense	13,123	(18,408)	45,348	3,922
Net income (loss)	$31,962	$(90,900)	$286,296	$53,715

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$31,962	$(90,900)	$286,296	$53,715
Other comprehensive income(loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(18), $(313), $(53) and $1,512, respectively.	(65)	(1,174)	(196)	(3,080)
Amortization of treasury interest rate swaps to earnings, net of tax of $25, $25, $78 and $76, respectively.	96	97	288	290
Other comprehensive income (loss)	31	(1,077)	92	(2,790)
Comprehensive income (loss)	$31,993	$(91,977)	$286,388	$50,925

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2025	December 31, 2024
Utility plant (at original cost, including construction work in progress of $1,174,447 and $1,577,695, respectively):
Electric plant	$15,018,924	$14,188,252
Natural gas plant	5,906,854	5,726,641
Common plant	1,297,282	1,110,364
Less: Accumulated depreciation and amortization	(7,744,961)	(7,382,662)
Net utility plant	14,478,099	13,642,595
Other property and investments:
Other property and investments	65,962	71,005
Total other property and investments	65,962	71,005
Current assets:
Cash and cash equivalents	389,407	100,105
Restricted cash	142,152	38,865
Accounts receivable, net of allowance for doubtful accounts of $48,000 and $40,436, respectively	448,006	539,072
Unbilled revenue	200,768	273,420
Materials and supplies, at average cost	231,300	201,847
Fuel and natural gas inventory, at average cost	80,292	87,118
Unrealized gain on derivative instruments	23,978	32,591
GHG emission allowances	1,359	43,592
Prepaid expense and other	88,876	83,835
Total current assets	1,606,138	1,400,445
Other long-term and regulatory assets:
Power cost adjustment mechanism	104,131	61,202
Other regulatory assets	1,393,058	1,355,291
Unrealized gain on derivative instruments	18,692	6,245
Operating lease right-of-use asset	329,829	181,397
Other	335,534	308,204
Total other long-term and regulatory assets	2,181,244	1,912,339
Total assets	$18,331,443	$17,026,384

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2025	December 31, 2024
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	4,191,905	3,927,905
Retained earnings	1,861,054	1,665,370
Accumulated other comprehensive income (loss), net of tax	(30,155)	(30,247)
Total common shareholder’s equity	6,023,663	5,563,887
Long-term debt:
First mortgage bonds and senior notes	6,345,000	5,845,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(49,160)	(45,835)
Total long-term debt	6,457,700	5,961,025
Total capitalization	12,481,363	11,524,912
Current liabilities:
Accounts payable	543,354	550,765
Short-term debt	—	40,000
Current maturities of long-term debt	17,000	17,000
Accrued expenses:
Taxes	107,532	105,754
Salaries and wages	62,300	74,294
Interest	79,631	56,215
Unrealized loss on derivative instruments	215,183	218,443
Operating lease liabilities	92,123	22,761
Compliance obligation	—	43,592
Other	74,146	105,605
Total current liabilities	1,191,269	1,234,429
Other long-term and regulatory liabilities:
Deferred income taxes	944,987	1,117,492
Unamortized investment tax credits	195,584	—
Unrealized loss on derivative instruments	167,938	171,488
Purchased gas adjustment liability	85,445	58,657
Regulatory liabilities	1,106,191	1,074,427
Regulatory liabilities for deferred income tax	718,037	722,558
Operating lease liabilities	246,076	166,700
Finance lease liabilities	175,787	96,850
Compliance obligation	192,632	73,049
Other deferred credits	826,134	785,822
Total long-term and regulatory liabilities	4,658,811	4,267,043
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$18,331,443	$17,026,384

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2023	85,903,791	$859	$3,635,105	$1,473,218	$(58,394)	$5,050,788
Net income (loss)	—	—	—	147,899	—	147,899
Common stock dividend paid	—	—	—	(54,999)	—	(54,999)
Other comprehensive income (loss)	—	—	—	—	(1,774)	(1,774)
Balance at March 31, 2024	85,903,791	$859	$3,635,105	$1,566,118	$(60,168)	$5,141,914
Net income (loss)	—	—	—	(3,284)	—	(3,284)
Common stock dividend paid	—	—	—	(14,340)	—	(14,340)
Capital contribution	—	—	292,800	—	—	292,800
Other comprehensive income	—	—	—	—	61	61
Balance at June 30, 2024	85,903,791	$859	$3,927,905	$1,548,494	$(60,107)	$5,417,151
Net income (loss)	—	—	—	(90,900)	—	(90,900)
Other comprehensive income (loss)	—	—	—	—	(1,077)	(1,077)
Balance at September 30, 2024	85,903,791	$859	$3,927,905	$1,457,594	$(61,184)	$5,325,174
Balance at December 31, 2024	85,903,791	$859	$3,927,905	$1,665,370	$(30,247)	$5,563,887
Net income (loss)	—	—	—	186,014	—	186,014
Common stock dividend paid	—	—	—	(24,793)	—	(24,793)
Other comprehensive income (loss)	—	—	—	—	32	32
Balance at March 31, 2025	85,903,791	$859	$3,927,905	$1,826,591	$(30,215)	$5,725,140
Net income (loss)	—	—	—	68,320	—	68,320
Capital contribution	—	—	139,000	—	—	139,000
Other comprehensive income (loss)	—	—	—	—	29	29
Balance at June 30, 2025	85,903,791	$859	$4,066,905	$1,894,911	$(30,186)	$5,932,489
Net income (loss)	—	—	—	31,962	—	31,962
Common stock dividend paid	—	—	—	(65,819)	—	(65,819)
Capital contribution	—	—	125,000	—	—	125,000
Other comprehensive income (loss)	—	—	—	—	31	31
Balance at September 30, 2025	85,903,791	$859	$4,191,905	$1,861,054	$(30,155)	$6,023,663

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net Income (loss)	$286,296	$53,715
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	627,663	580,304
Conservation amortization	120,977	96,326
Deferred income taxes and tax credits, net	19,764	(44,451)
Net unrealized (gain) loss on derivative instruments	—	131,712
AFUDC - equity	(51,628)	(41,159)
Other non-cash	(7,402)	(20,482)
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	(38,754)	(9,322)
Purchased gas adjustment	26,786	(71,600)
GHG emission allowances	(140,295)	(83,910)
Other long-term assets and liabilities	8,528	(22,137)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	163,718	193,818
Materials and supplies	(29,453)	(16,289)
Fuel and natural gas inventory	4,939	(1,031)
Prepayments and other	15,219	41,269
Accounts payable	(83,809)	(79,371)
Taxes payable	1,778	(1,761)
Other	6,991	18,344
Net cash provided by (used in) operating activities	913,318	705,975
Investing activities:
Construction expenditures - excluding equity AFUDC	(1,155,560)	(1,143,346)
Other	4,348	1,874
Net cash provided by (used in) investing activities	(1,151,212)	(1,141,472)
Financing activities:
Change in short-term debt, net	(40,000)	(336,600)
Dividends paid	(90,612)	(69,339)
Investment from Parent	263,997	292,800
Proceeds from long-term debt and bonds issued	495,625	793,892
Seller Financing	(21,739)	—
Other	23,212	19,747
Net cash provided by (used in) financing activities	630,483	700,500
Net increase (decrease) in cash, cash equivalents, and restricted cash	392,589	265,003
Cash, cash equivalents, and restricted cash at beginning of period	138,970	210,852
Cash, cash equivalents, and restricted cash at end of period	$531,559	$475,855
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$198,601	$180,382
Cash payments (refunds) for income taxes	39,823	67,888
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$182,696	$126,512
Change in ARO estimate eliminated from cash flows	—	18,957
Recognition of finance lease eliminated from cash flows	82,162	1,832

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

Allowance for Credit Losses
The Company measures expected credit losses on trade receivables on a collective basis by receivable type, which includes electric retail receivables, natural gas retail receivables, and electric wholesale receivables. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
The following table presents the activity in the allowance for credit losses for accounts receivable for the nine months ended September 30, 2025 and 2024:

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024
Allowance for credit losses:
Beginning balance	$40,436	$38,211
Provision for credit loss expense[1]	39,188	26,570
Receivables charged-off	(31,624)	(30,783)
Total ending allowance balance	$48,000	$33,998
_____________
1 $24.4 million and $23.6 million of provision related to balances of deferred costs specific to COVID-19 as of September 30, 2025 and 2024, respectively.

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
Based on an order by the Washington Commission, approximately 43.0% of common capital and operating costs are allocated to PSE, the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility is allocated to Puget LNG, the unregulated portion of the Tacoma LNG facility. Per this allocation of costs, $230.8 million and $234.8 million of net non-utility plant related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of September 30, 2025 and December 31, 2024, respectively. Additionally, $18.0 million and $17.4 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the nine months ended September 30, 2025, and September 30, 2024, respectively. Further, $224.5 million and $229.0 million of natural gas plant related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of September 30, 2025 and December 31, 2024, respectively, as PSE is a regulated entity.

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
The carrying amount of any assets and liabilities related to these VIEs in the Company’s balance sheets represent amounts due from the PPAs. The Company can recover these costs through the PCA mechanism. The Company has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts. The aggregate contracted capacity from these VIE projects was 723.8 MW at September 30, 2025 and 2024, and the amounts that the Company paid related to these VIEs were $62.8 million and $65.7 million for the nine months ended September 30, 2025 and 2024, respectively.
For further information on the Company's accounting policies, see Part II, Item 8, Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 is intended to improve the disclosures for reportable segments and provide more detailed information about a reportable segment's expenses. This requires disclosure of significant segment expense categories, amounts for each reportable segment, disclosure of the title and position of the Chief Operating Decision Maker and how they use the measure of the segments' profit or loss to assess performance and allocate resources. ASU 2023-07 is effective for the Company in fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. As of September 30, 2025, the Company's disclosures are consistent with the amendment.

Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 will require disclosure of specific categories in a tabular rate reconciliation using both percentages and currency amounts and provide additional information for reconciling items that meet a quantitative threshold. Further requirements include a qualitative description of the tax jurisdictions, an explanation of the reconciling items disclosed and disclosure regarding income taxes paid. ASU 2023-09 eliminates the requirement to disclose the nature and estimate of range in unrecognized tax benefits and disclosures of the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized. ASU 2023-09 will be effective for the Company in annual periods beginning after December 15, 2024. As of September 30, 2025, the Company's disclosures are consistent with the amendment.

Accounting Standards Issued but Not Yet Adopted
Derivatives and Hedging and Revenue with Contracts with Customers
In September 2025, the FASB issued ASU No. 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contract with Customers (Topic 606)". ASU 2025-07 addresses stakeholders concerns about i) the application of derivative accounting to contracts with features based on activities or operations of a party to the contract and ii) the diversity of accounting for share -based non-cash consideration. The amendments of ASU 2025-07 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-07 on its consolidated financial statements and related disclosures.

Intangibles - Goodwill and Other - Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)". ASU 2025-06 modernizes the accounting for software costs that are accounted for under Subtopic 350-40. The amendments of ASU 2025-06 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements and related disclosures.

Measurement of Credit Losses Disclosures
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets". ASU 2025-05 provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments of ASU 2025-05 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its consolidated financial statements and related disclosures.

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

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months and nine months ended September 30, 2025 and September 30, 2024:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30, 2025
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$412,259	$94,313	$—	$506,572
Commercial	339,762	59,001	—	398,763
Industrial	37,772	3,426	—	41,198
Other	5,973	—	—	5,973
Wholesale	139,667	—	—	139,667
Transmission and transportation	13,564	7,326	—	20,890
Miscellaneous[2]	8,258	9,836	9,818	27,912
Total revenue from contracts with customers	$957,255	$173,902	$9,818	$1,140,975
Total other revenue[3]	10,870	2,933	—	13,803
Total operating revenue	$968,125	$176,835	$9,818	$1,154,778
_____________
1 Other includes $9.8 million of Puget LNG revenues recorded at Puget Energy.
2 Miscellaneous natural gas revenue includes $10.4 million for the regulatory offset of CCA auction proceeds passed back to customers.
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

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Nine Months Ended September 30, 2025
Revenue from contracts with customers:	Electric	Natural Gas	Other[1]	Total
Retail
Residential	$1,394,958	$630,153	$—	$2,025,111
Commercial	975,672	302,358	—	1,278,030
Industrial	108,116	19,178	—	127,294
Other	17,247	—	—	17,247
Wholesale	274,739	—	—	274,739
Transmission and transportation	31,046	20,823	—	51,869
Miscellaneous[2]	22,660	66,510	37,686	126,856
Total revenue from contracts with customers	$2,824,438	$1,039,022	$37,686	$3,901,146
Total other revenue[3]	2,990	(26,890)	—	(23,900)
Total operating revenue	$2,827,428	$1,012,132	$37,686	$3,877,246
__________________
1 Other includes $30.2 million of Puget LNG revenues recorded at Puget Energy.
2 Miscellaneous natural gas revenue includes $64.0 million for the regulatory offset of CCA auction proceeds passed back to customers.
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
__________________
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

Transaction Price Allocated to Remaining Performance Obligations
In December 2020, Puget LNG entered into a contract with one customer where Puget LNG is selling LNG over a 10-year delivery period which began April 1, 2024. The contract requires the customer to purchase a minimum annual quantity even if the customer does not take delivery. The price of the LNG includes a fixed charge, a fuel charge that includes both a market index and fixed margin component and other variable considerations. The fixed transaction price is allocated to the remaining performance obligations which is determined by the fixed charge components multiplied by the outstanding minimum annual quantity.
The Company expects to recognize revenue over the following time periods:

Puget Energy
(Dollars in Thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Remaining performance obligations	$4,480	$19,071	$19,454	$19,454	$19,454	$82,681	$164,594

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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	September 30, 2025			December 31, 2024
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives[3]	*	$33,797	$311,574	*	$35,341	$319,506
Natural gas derivatives (MMBtus)[3]	321	8,873	71,547	269	3,495	70,425
Total derivative contracts		$42,670	$383,121		$38,836	$389,931
Current		$23,978	$215,183		$32,591	$218,443
Long-term		18,692	167,938		6,245	171,488
Total derivative contracts		$42,670	$383,121		$38,836	$389,931
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
* Electric portfolio derivatives consist of electric generation fuel of 303.3 million MMBtu and purchased electricity of 27.1 million MWhs at September 30, 2025, and 283.5 million MMBtus and 13.3 million MWhs at December 31, 2024.

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
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At September 30, 2025
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$42,670	$—	$42,670	$(38,174)	$—	$4,496
Liabilities:
Energy derivative contracts	$383,121	$—	$383,121	$(38,174)	$(3,302)	$341,645

Puget Energy and Puget Sound Energy	At December 31, 2024
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$38,836	$—	$38,836	$(34,329)	$—	$4,507
Liabilities:
Energy derivative contracts	$389,931	$—	$389,931	$(34,329)	$(3,593)	$352,009
_______________
1 All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

On December 19, 2024, the Washington Commission approved the Company's accounting petition in Docket No. UE-240773 to defer any incurred unrealized gains or losses on derivative instruments entered into to serve electric customers, and as such PSE has recognized regulatory assets and/or liabilities, thus deferring the unrealized gains or losses. The Company recognized an unrealized loss of $109.0 million and $131.7 million related to its derivatives in the three and nine months ended September 30, 2024, respectively in the 'Unrealized gain (loss) on derivative instruments, net' line item on its Consolidated Statements of Income. For further information see Part I, Item I, Note 4 "Accounting for Derivative Instruments and Hedging Activities" in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 and Part II, Item 8, Note 10, "Accounting for Derivative Instruments and Hedging Activities" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2025, approximately 98.6% of the Company's energy portfolio exposure, excluding NPNS transactions, is with counterparties that are rated investment grade by rating agencies and 1.4% is either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of September 30, 2025, PSE had cash posted as collateral of $6.9 million related to contracts executed on the ICE platform. As a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions, PSE maintains a standby letter of credit agreement with TD Bank. As of September 30, 2025, PSE had no cash posted with ICE NGX, and $72.9 million was issued under the standby letter of credit agreement in support of natural gas and carbon allowance purchases. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the nine months ended September 30, 2025.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30, 2025			At December 31, 2024
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$179,226	$—	$179,226	$179,532	$—	$179,532
Requested credit for adequate assurance	25,287	—	—	37,492	—	—
Forward value of contract[3]	8,363	6,899	N/A	19,905	12,915	N/A
Total	$212,876	$6,899	$179,226	$236,929	$12,915	$179,532
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. Investments in life insurance contracts of $44.5 million and $44.8 million at September 30, 2025 and December 31, 2024, respectively, are included in "Other property and investments" on the balance sheet. These investments are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		September 30, 2025		December 31, 2024
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$8,522,420	$8,300,104	$7,423,919	$6,966,211
Total liabilities		$8,522,420	$8,300,104	$7,423,919	$6,966,211

Puget Sound Energy		September 30, 2025		December 31, 2024
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$6,457,700	$6,150,499	$5,961,025	$5,492,999
Total liabilities		$6,457,700	$6,150,499	$5,961,025	$5,492,999
_______________
1 The carrying value includes debt issuances costs of $22.9 million and $21.3 million for September 30, 2025 and December 31, 2024, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $21.9 million and $22.1 million for September 30, 2025 and December 31, 2024, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At September 30, 2025			Fair Value At December 31, 2024
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$27,697	$6,101	$33,798	$25,236	$10,105	$35,341
Natural gas derivative instruments	3,388	5,484	8,872	1,729	1,766	3,495
Total assets	$31,085	$11,585	$42,670	$26,965	$11,871	$38,836
Liabilities:
Electric derivative instruments	$149,388	$162,185	$311,573	$134,292	$185,214	$319,506
Natural gas derivative instruments	70,399	1,149	71,548	70,050	375	70,425
Compliance obligations	192,632	—	192,632	73,049	—	73,049
Total liabilities	$412,419	$163,334	$575,753	$277,391	$185,589	$462,980

The following tables present the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
(Dollars in Thousands)	2025			2024
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(93,364)	$4,538	$(88,826)	$3,041	$2,022	$5,063
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	—	—	—	(97,624)	—	(97,624)
Included in regulatory assets / liabilities	(68,540)	231	(68,309)	—	1,217	1,217
Settlements	5,820	(434)	5,386	6,113	(1,299)	4,814
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$(156,084)	$4,335	$(151,749)	$(88,470)	$1,940	$(86,530)
_______________
1 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(90.9) million for the three months ended September 30, 2024.

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2025			2024
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(175,110)	$1,391	$(173,719)	$27,262	$3,851	$31,113
Changes during period:
Realized and unrealized energy derivatives:
Included in earnings[1]	—	—	—	(148,522)	—	(148,522)
Included in regulatory assets / liabilities	(24,122)	4,256	(19,866)	—	1,741	1,741
Settlements	43,148	(1,312)	41,836	32,790	(3,652)	29,138
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$(156,084)	$4,335	$(151,749)	$(88,470)	$1,940	$(86,530)
_______________
1 Income Statement locations: Unrealized gain (loss) on derivative instruments, net. Amounts include unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(112.4) million for the nine months ended September 30, 2024.

Realized gains and losses on energy derivatives for Level 3 recurring items are included in energy costs in the Company's consolidated statements of income under purchased electricity, electric generation fuel or purchased natural gas when settled. Unrealized gains and losses on energy derivatives for Level 3 recurring items are deferred as regulatory assets or liabilities on the Company's consolidated balance sheet.
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
The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of September 30, 2025:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$6,102	$162,185	Discounted cash flow	Power prices (per MWh)	$24.52	$136.60	$64.02
Natural gas	$5,484	$1,149	Discounted cash flow	Natural gas prices (per MMBtu)	$2.44	$4.63	$3.84
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2024:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$10,104	$185,214	Discounted cash flow	Power prices (per MWh)	$13.82	$138.94	$64.59
Natural gas	$1,767	$376	Discounted cash flow	Natural gas prices (per MMBtu)	$2.66	$4.17	$3.66
_______________
1 The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of September 30, 2025 and December 31, 2024, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $56.3 million and $57.8 million, respectively.

(6) Retirement Benefits

The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2025 and 2024:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$4,729	$4,654	$—	$—	$50	$47
Interest cost	8,092	7,788	306	342	91	97
Expected return on plan assets	(13,998)	(13,724)	—	—	(61)	(61)
Amortization of prior service cost	—	—	—	—	9	8
Amortization of net loss (gain)	(1,094)	(671)	(49)	(10)	(67)	(24)
Net periodic benefit cost	$(2,271)	$(1,953)	$257	$332	$22	$67

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$13,141	$13,962	$—	$—	$152	$148
Interest cost	24,199	23,364	919	1,027	308	305
Expected return on plan assets	(42,119)	(41,172)	—	—	(206)	(216)
Amortization of prior service cost	—	—	—	—	26	25
Amortization of net loss (gain)	(3,485)	(2,013)	(149)	(31)	(160)	(105)
Net periodic benefit cost	$(8,264)	$(5,859)	$770	$996	$120	$157

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$4,729	$4,654	$—	$—	$50	$47
Interest cost	8,092	7,788	306	342	91	97
Expected return on plan assets	(13,998)	(13,724)	—	—	(61)	(61)
Amortization of prior service cost	—	—	—	—	9	8
Amortization of net loss (gain)	—	—	(44)	(5)	(69)	(22)
Net periodic benefit cost	$(1,177)	$(1,282)	$262	$337	$20	$69

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Components of net periodic benefit cost:
Service cost	$13,141	$13,962	$—	$—	$152	$148
Interest cost	24,199	23,364	919	1,027	308	305
Expected return on plan assets	(42,120)	(41,172)	—	—	(206)	(216)
Amortization of prior service cost	—	—	—	—	26	25
Amortization of net loss (gain)	—	—	(134)	(16)	(163)	(105)
Net periodic benefit cost	$(4,780)	$(3,846)	$785	$1,011	$117	$157

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2025, are expected to be at least $18.0 million, $6.8 million and $0.2 million, respectively. The Company contributed $18.0 million to fund the qualified pension plan during each of the nine months ended September 30, 2025 and September 30, 2024. In addition, the Company contributed $3.7 million and $1.5 million to fund the SERP during each of the nine months ended September 30, 2025 and September 30, 2024, respectively. In addition, the Company contributed an immaterial amount to fund the other post-retirement plans.
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

Liquefied Natural Gas Rate Adjustment
On April 24, 2024, the Washington Commission issued Final Order 07 in Docket No. UG-230393. The order determined that PSE acted prudently in developing and constructing the Tacoma LNG Facility after the initial decision to build in September 2016. Further, there were two main outcomes that resulted from the order. First, the Washington Commission did not authorize recovery of the portion of the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded between February 1, 2022, the date the facility was placed into service, and January 11, 2023, the date PSE’s 2022 GRC rates went into effect. Second, the Washington Commission directed PSE to increase the allocation of distribution pipeline investment to Puget LNG. The Washington Commission determined that the allocation should be tied to the relative flow of natural gas across these facilities, resulting in a higher allocation to Puget LNG than was originally filed. On May 3, 2024, PSE made the compliance filing required by Final Order 07. On May 24, 2024, Public Counsel and the Puyallup Tribe of Indians each filed a petition for judicial review of the Washington Commission’s Final Order 07. The petitions were filed in Thurston County Superior Court and were consolidated. Both petitions allege that the Washington Commission (i) failed to properly apply the updated public interest standard, (ii) failed to disallow all costs related to PSE’s redesign of the pipeline and development of waste gas disposal methods, and (iii) failed to conduct an independent determination of reasonable attorney fees. The parties agreed to seek direct review of the case by the Washington State Court of Appeals. The case was transferred to Division III of the Court of Appeals in March 2025. Petitioners, Public Counsel and the Puyallup Tribe of Indians filed opening briefs on July 11, 2025. Respondents, PSE and the Washington Commission filed briefs on September 10, 2025. Petitioners’ reply briefs were filed on October 10, 2025. A hearing date has not yet been set.

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
The ongoing recovery of allowance costs and pass back of proceeds from the sale of consigned no-cost allowances associated with PSE's natural gas business activities is consistent with the approved accounting petitions in Docket Nos. UG-220975 and UG-230471. As of September 30, 2025, PSE recorded a regulatory liability of $64.3 million, which represents the amounts to date over-collected in customer natural gas rates for CCA obligation costs, net of the expense incurred for the purchase of allowances for GHG emissions associated with the Company's natural gas business activities. Additionally, PSE will continue to consign for auction at least the minimum amount of no-cost emission allowances allocated for natural gas business activities in compliance with the CCA, the proceeds of which will continue to be used for the benefit of natural gas customers, as determined by the Washington Commission. PSE does not record a regulatory liability to defer the proceeds until consigned allowances are sold at auction. As of September 30, 2025, PSE recorded a regulatory liability of $24.0 million, which represents the proceeds received from the sale of consigned allowances sold at auction net of proceeds from the sale of consigned natural gas GHG emission allowances passed back through customer rates or used on approved decarbonization projects.
On May 2, 2025, PSE filed a revision to its electric tariff in Docket No. UE-250321, which proposed the establishment of a new schedule, Schedule 111E, which will allow PSE to recover the costs associated with its electric compliance obligation. PSE's proposal covered the recovery of its electric compliance costs incurred, or to be incurred, from January 2023 through December 2025, with a recovery period set for the period of August 1, 2025 through December 2026. On July 24, 2025, the Washington Commission approved the recovery of PSE's estimated 2023 and 2024 compliance costs and a pro-rata portion of the 2025 estimated compliance costs. The order also required PSE to file a proposal for future recovery of CCA costs, which was made in PSE's variable power cost filing update in October 2025. As of September 30, 2025, PSE recorded a regulatory asset of $108.1 million, which represents the expense incurred for the purchase of allowances for the GHG emissions associated with the Company's electric business activities, net of amounts to date collected in customer electric rates for CCA obligation costs.

Colstrip Adjustment Rider
On September 30, 2024, PSE filed proposed revisions to rates under the Colstrip Adjustment Rider Schedule 141COL with the Washington Commission, seeking to recover actual and forecasted costs for Colstrip Units 3 and 4 for calendar year 2025. The proposed revisions would increase PSE's annual revenues by $4.1 million, or 0.1%. The Washington Commission Staff identified concerns regarding certain capital investments related to the Colstrip coal-fired generating facility, particularly in light of the CETA's mandate to remove coal-fired generation facility costs from rates by December 31, 2025. On December 19, 2024, the Washington Commission issued Order 01, requiring PSE to file revised tariff pages, with rates effective January 1, 2025, subject to refund pending final determination. The Washington Commission set the matter for adjudication, with a hearing held on September 3, 2025. The Washington Commission's order allows the rates to be collected beginning January 1, 2025, but explicitly notes this does not represent a resolution or final determination of any matter raised in Docket No. UE-240729.
On September 30, 2025, PSE filed proposed revisions to rates under the Colstrip Adjustment Rider Schedule 141COL with the Washington Commission in Docket No. 250733 for Colstrip Units 3 and 4 for calendar year 2026. The proposed revisions would decrease PSE's annual revenues by $75.5 million, or 2.1% due to an expected decrease from the removal of Colstrip plant and reduction of operating costs. This filing does not address any items under review from Docket No. UE-240729, noted above.

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
The following graduated scale used in the PCA mechanism resulted in the following Company and customer shares:

Puget Energy and
Puget Sound Energy	At September 30, 2025
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual Power Cost Variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$17,000	—%	—%	$—	$17,000
(Over) and under collected between $17 - $40 million	35	50	11,500	65	50	11,500	23,000
(Over) or under collected beyond $40 million	10	10	7,600	90	90	68,402	76,002
Interest			—			2,632	2,632
Total (over) / under recovery			$36,100			$82,534	$118,634

Puget Energy and
Puget Sound Energy	At September 30, 2024
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual Power Cost Variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$17,000	—%	—%	$—	$17,000
(Over) and under collected between $17 - $40 million	35	50	11,500	65	50	11,500	23,000
(Over) or under collected beyond $40 million	10	10	7,108	90	90	63,971	71,079
Interest			—			2,317	2,317
Total (over) / under recovery			$35,608			$77,788	$113,396

On July 8, 2025, PSE filed in Docket No. UE-250537 a tariff revision requesting that the Washington Commission eliminate the deadband and sharing bands in the PCA mechanism. The tariff revision is expected to be suspended and set for hearing.
On April 30, 2025, PSE filed the 2024 PCA compliance report in Docket No. UE-250318. PSE proposed that the $3.1 million difference between the 2024 forecasted deferred balance of $98.2 million, which was set in rates from October 1, 2024, to December 31, 2025, and the actual 2024 deferred balance of $95.1 million be returned to the PCA tracking account for future disposition. Additionally, PSE requested to recover the forecasted 2025 deferred balance of $80.6 million from October 1, 2025 to December 31, 2026. On September 29, 2025, the Washington Commission approved the report.
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

Purchased Gas Adjustment Mechanism
On October 23, 2025, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-250704, effective November 1, 2025. As part of that filing, PSE requested an annual overall revenue decrease of $55.1 million, where PGA rates, under Schedule 101, decrease annual revenue by $7.9 million and the tracker rates, under Schedule 106, decrease annual revenue by $47.2 million.
On October 24, 2024, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-240708, effective November 1, 2024. As part of that filing, PSE requested an annual overall revenue increase of $124.4 million, where PGA rates, under Schedule 101, decrease annual revenue by $2.6 million and the tracker rates, under Schedule 106, increase annual revenue by $127.0 million. The revenue increase in Schedule 106 is primarily due to the cessation of the counterparty refund of $28.1 million, that was amortized as a credit in 2023 and $142.8 million in commodity deferrals that were passed back to customers.
The following table presents the PGA mechanism balances and activity for the nine months ended September 30, 2025 and the twelve months ended December 31, 2024:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30,	At December 31,
	2025	2024
PGA (liability)/receivable beginning balance	$(58,657)	$(132,082)
Actual natural gas costs	264,746	416,067
Allowed PGA recovery	(287,460)	(336,170)
Interest	(4,074)	(6,472)
PGA (liability)/receivable ending balance	$(85,445)	$(58,657)

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

The WDOE provided an initial allocation of no-cost allowances to electric utilities, including PSE, for compliance years 2023, 2024 and 2025. However, qualifying electric utilities are allowed to submit revised emissions forecasts approved by the Washington Commission to WDOE. On July 10, 2025, the Washington Commission approved PSE's revised demand and resource supply forecast for calendar years 2025 and 2026, which revises PSE's electric emissions forecast and pending approval from the WDOE may affect the allocation of no-cost allowances provided by the WDOE for 2025. As of September 30, 2025, the Company's compliance obligation does not reflect the revised electric emissions forecast approved by the Washington Commission as it is pending approval with WDOE.
On September 30, 2024, the WDOE provided notice to PSE that its 2023 annual compliance obligation was confirmed based on its 2023 reported covered emissions as previously reported to the WDOE. The WDOE has held meetings with electric utilities, including PSE, regarding CCA compliance issues related to the first compliance period. To date, WDOE has not made adjustments or “true up” accounting for allocation methods, forecasts or cost burden associated with the first compliance period for PSE. The WDOE has indicated that they will provide future guidance on how the adjustment (or “true-up”) mechanism will work going forward. WDOE has not yet confirmed approval of PSE's 2024 compliance obligation based on PSE's 2024 reported covered emissions. Given that PSE is still awaiting approval and the potential for future rulemakings and the WDOE's ability to adjust no-cost allowances during the compliance period, there is estimation uncertainty surrounding the Company's ability to estimate its compliance obligation both on an annual basis and a four-year compliance period, prior to a final WDOE determination.
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

Colstrip
PSE has a 50% ownership interest in Colstrip Units 1 and 2 and a 25% interest in each of Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE entered into an agreement with NorthWestern Energy to transfer PSE's ownership interest in Colstrip Units 3 and 4 to NorthWestern Energy on January 1, 2026. Management evaluated Colstrip Units 3 and 4 and determined that abandonment accounting criteria was met as of December 31, 2024. Thus, PSE will apply abandonment accounting on the transfer date of January 1, 2026. Until that date, Colstrip Units 3 and 4 are classified as electric utility plant on the Company's balance sheet as of September 30, 2025 and December 31, 2024.
For further information, see Part II, Item 8, Note 6, "Utility Plant" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, during the nine months ended September 30, 2025, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $1.0 billion through 2054. For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

(9)  Leases

PSE has operating leases for buildings for corporate offices and operations, real estate for operating facilities and the Tacoma LNG facility, land for wind farms, power tolling agreements and vehicles for PSE’s fleet. PSE has finance leases primarily for office buildings and office printers. The leases have remaining lease terms of less than a year to 43.9 years. PSE's ROU assets and lease liabilities include options to extend leases when it is reasonably certain that PSE will exercise that option.
On January 1, 2025, PSE commenced a tolling agreement to purchase the energy and capacity associated with a 650 MW natural gas combined cycle facility. The tolling agreement represents an operating lease to PSE and as of September 30, 2025, PSE recorded $155.6 million in right-of-use assets and $155.7 million in lease liabilities, included in the Company's consolidated balance sheets. The right-of-use asset is included in the operating lease right-of-use assets line item and liabilities are included in the operating lease liabilities line items under the current liabilities and other long-term and regulatory liabilities sections. Costs associated with the tolling agreement are included within purchased electricity on the Company's consolidated statements of income.
In September 2025, PSE commenced a lease agreement for an operations training facility located in Puyallup, Washington. The lease agreement represents a finance lease to PSE and as of September 30, 2025, PSE recorded $81.4 million in assets and $82.9 million in liabilities, included in the Company's consolidated balance sheets.

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
On January 7, 2025, PSE entered into two battery energy storage services agreements that will be accounted for as leases upon commencement. These leases are expected to commence in May 2027 and each will have a term of 20 years. The expected total lease payment consideration will approximate $45.2 million over the lease terms.
On August 22, 2025, PSE entered into an energy storage system tolling agreement that will be accounted for as a lease upon commencement. The lease is expected to commence in December 2028 and has a term of 20 years. The expected total lease payment consideration will approximate $429.0 million over the lease term.

(10) Other

Long-Term Debt
On March 13, 2025, Puget Energy issued $600.0 million of senior secured notes at 5.725% (the "Initial 5.725% Notes") in a private offering exempt from registration under the Securities Act. Proceeds from the issuance of the Initial 5.725% Notes were used to repay Puget Energy's $400.0 million 3.65% senior secured notes that matured on May 15, 2025, to pay down a portion of the outstanding balance on the Puget Energy senior secured credit facility and for general corporate purposes.
On May 7, 2025, Puget Energy filed a Form S-4 Registration Statement, which was declared effective by the SEC on May 30, 2025. On June 2, 2025, Puget Energy launched an exchange offer for holders of the Initial 5.725% Notes to receive registered notes (the “Registered 5.725% Notes”) with substantially identical terms. The exchange offer expired on July 1, 2025, and all Initial 5.725% Notes were exchanged and settled on July 8, 2025 and July 22, 2025 for the Registered 5.725% Notes.
On July 30, 2025, PSE filed an automatic shelf registration statement on Form S-3 as a "well-known seasoned issuer" as defined in Rule 405 under the Securities Act of 1933, as amended. Under this shelf registration process, an indeterminate aggregate offering price or number of securities may be registered from time to time. The shelf registration will expire in July 2028.
On September 15, 2025, PSE issued $500.0 million of senior secured notes at an interest rate of 5.598%. The notes mature on September 15, 2055 and pay interest semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2026. Proceeds from the issuance of the notes were used to fund capital expenditures and for general corporate purposes.

Liquidity Facilities and Other Financing Arrangements
As of September 30, 2025, $410.5 million was drawn and outstanding under Puget Energy's credit facility, which was classified as short-term debt on Puget Energy's consolidated balance sheet.
As of September 30, 2025, there was zero outstanding under the commercial paper program at PSE and no amount was drawn under PSE's credit facility. Outside of the credit facility, PSE maintains a standby letter of credit with TD Bank allowing for standby letter of credit postings of up to $210.0 million as a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions. As of September 30, 2025, $72.9 million was issued under the standby letter of credit with TD Bank in support of natural gas purchases and carbon allowance purchases. Additionally, PSE secured rights to $111.4 million of GHG emission allowances under the CCA, which did not clear until October 1, 2025 and thus was included in restricted cash, and had a $1.7 million letter of credit in support of a long-term transmission contract. In support of purchase power contracts, PSE posted no cash collateral and maintained three standby letters of credit in the amounts of $55.0 million, $13.5 million and $11.9 million. In support of a funding participant contract, PSE has a $14.2 million standby letter of credit.
In April 2025, Puget Energy borrowed $139.0 million on its credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds were used for general corporate purposes.
In August 2025, Puget Energy borrowed $125.0 million on its credit facility and contributed the proceeds to PSE as an equity contribution. The equity proceeds were used for general corporate purposes.
For further information on the Company's long-term and short-term debt, credit facilities and other financing arrangements, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Utility Plant
Beaver Creek Wind Project
Beaver Creek is a utility-scale wind project located in Stillwater County, Montana, with nameplate capacity of 248 MW that commenced commercial operations in August 2025. On September 15, 2023, PSE executed a membership interest purchase agreement with Caithness Beaver Creek, LLC for a 100% ownership interest in Caithness Montana Wind, LLC, which closed on December 1, 2023 and $45.6 million has been paid as of September 30, 2025. On December 1, 2023, PSE entered into a turbine supply agreement with GE Renewables North America, LLC to purchase 88 wind turbines and $272.9 million has been paid as of September 30, 2025. On January 26, 2024, PSE entered into a balance of plant agreement to complete the design and construction of the project, for which $157.4 million has been paid as of September 30, 2025. As of September 30, 2025, $568.2 million of assets were recorded to the “Utility plant - Electric plant” financial statement line item and $19.9 million of ARO were recorded to the "Other deferred credits" financial statement line item, in conjunction with the Beaver Creek wind project. As of September 30, 2025, a $196.8 million net ITC was recorded with a corresponding accumulated deferred ITC to the "Unamortized investment tax credit" financial statement line item, which will be passed back to customers over the life of the project.

Appaloosa Solar Project
Appaloosa Solar Project is a utility-scale solar project located in Garfield County, Washington with an expected nameplate capacity of 142 MW that is expected to commence commercial operations in 2027. On December 22, 2023, PSE executed and closed a membership interest purchase agreement with HQC Solar Holdings 1, LLC for a 100% ownership interest in Appaloosa Solar Project LLC. Total consideration is expected to be $20.3 million, of which $18.6 million was paid as of September 30, 2025 and the remaining balance is expected to be paid in 2026. On August 30, 2024, PSE entered into an Engineering, Procurement, and Construction agreement to complete the design and construction of the project. Total consideration is expected to be approximately $266.8 million. As of September 30, 2025, $41.9 million was recorded to CWIP in conjunction with the project.

Lower Baker Dam Project
Additionally, as of September 30, 2025, PSE completed a seepage reduction project at the Lower Baker Dam, which resulted in electric utility plant placed into service from CWIP. For further information on the Company's utility plant, see Part II, Item 8, Note 6, "Utility Plant" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following tables present financial information about the Regulated Utility segment and reconciliation to Puget Energy consolidated financial statements:

Puget Energy	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in Thousands)	Regulated Utility	Other	Total	Regulated Utility	Other	Total
Revenue	$1,145,793	$8,985	$1,154,778	$3,849,785	$27,461	$3,877,246
Depreciation and amortization	211,118	1,688	212,806	627,663	5,055	632,718
Income tax (benefit) expense	13,123	(4,519)	8,604	45,348	(17,181)	28,167
Non-utility expense and other	5,058	4,878	9,936	24,303	18,374	42,677
Interest expense	86,297	31,657	117,954	255,854	90,963	346,817
Net income	31,962	(25,654)	6,308	286,296	(68,258)	218,038
Total assets	18,331,443	1,923,675	20,255,118	18,331,443	1,923,675	20,255,118
Construction expenditures	(425,514)	(606)	(426,120)	(1,155,560)	(885)	(1,156,445)

Puget Energy	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in Thousands)	Regulated Utility	Other	Total	Regulated Utility	Other	Total
Revenue	$920,243	$7,301	$927,544	$3,454,114	$21,815	$3,475,929
Depreciation and amortization	196,298	1,677	197,975	580,304	5,013	585,317
Income tax (benefit) expense	(18,408)	4,863	(13,545)	3,922	(5,467)	(1,545)
Non-utility expense and other	5,719	5,200	10,919	15,912	17,447	33,359
Interest expense	84,148	27,494	111,642	237,529	83,397	320,926
Net income	(90,900)	(30,208)	(121,108)	53,715	(73,990)	(20,275)
Total assets	16,465,809	1,941,020	18,406,829	16,465,809	1,941,020	18,406,829
Construction expenditures	(426,740)	(106)	(426,846)	(1,143,346)	(483)	(1,143,829)

There are no significant segment expenses used by the chief operating decision maker to manage the segment’s operations that are not included in the Consolidated Statements of Income. PSE recognized revenue from Puget LNG for gas transportation services of $2.7 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively. These revenues are eliminated in Puget Energy's Consolidated Statements of Income. Puget LNG is charged tariff rates that are approved by the Washington Commission.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for the period ended September 30, 2025 compared to 2024. For discussion related to the results of operations and changes in financial condition for the period ended September 30, 2024 compared to 2023 refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended September 30, 2024, Form 10-Q, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and PSE's Form 10-K for the period ended December 31, 2024. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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
In 2024, the Washington Governor signed the Washington Decarbonization Act for Large Combination Utilities, introduced as House Bill 1589, which requires PSE to file an integrated system plan that combines natural gas and electric planning into one process and include, among other objectives, planning scenarios that (i) achieve natural gas and electricity emissions reductions and costs associated therewith (including planning scenarios for a range of natural gas decarbonization and associated costs), (ii) achieve two percent of electric load annually with conservation and energy efficiency resources unless the Washington Commission finds that a higher target is cost effective or if it determines the requirement is neither technically nor commercially feasible, (iii) includes low-income electrification programs and (iv) include a 10-year clean energy action plan for implementing CETA at the lowest reasonable cost and at an acceptable resource adequacy standard. The law requires consolidation of multiple existing system plans into an integrated plan. Rulemaking at the Washington Commission has concluded and PSE will submit its first integrated system plan on April 1, 2027 to the Washington Commission. The law also clarifies the application of certain regulatory mechanisms for PSE, including a Certificate of Necessity and usage of CWIP. For additional information on PSE's GRC filings, see Note 7, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
On March 29, 2024, senate bill 5950 approved Washington State's operating budget, which included $150.0 million for public and private utilities to provide one-time bill rebates for low-and moderate-income residential electric customers. PSE received a total of $45.9 million in 2024 and provided rebates to low-and moderate-income residential electric customers.

Variable Power Cost Filing Update
PSE filed a variable power cost filing update with the Washington Commission on October 1, 2025 in Docket No. 250747, proposing to recover 2026 power costs and to comply with Washington Commission Order 01 in Docket UE-250321. The filing requests a revenue requirement increase of $736.0 million or 20.5%. The proposed tariff revisions have an effective date of January 1, 2026.

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

Electric	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Conservation service rider	120	250123	May 1, 2025	1.2%	$37.7
Electric CCA supplemental	111E Supp[1]	250321	August 1, 2025	1.9	86.2
Low income program	129	250648	October 1, 2025	(0.6)	(21.7)
		250200	May 1, 2025	3.0	34.8
PCA supplemental	95 Supp[2]	250318	October 1, 2025	2.2	78.5
Property tax tracker	140	250207	May 1, 2025	0.3	10.3
Residential exchange benefit credit	194	250664	October 1, 2025	0.5	10.6
Revenue decoupling adjustment mechanism	142	250203	May 1, 2025	(0.2)	(5.5)
Transportation electrification plan	141TEP	250197	May 1, 2025	0.1	4.6
_____________
1 Represents a rate increase from August 1, 2025 through December 31, 2026.
2 Rate effective October 1, 2025 runs concurrent with current PCA rate through December 31, 2025. New rate will be effective January 1, 2026 through December 31, 2026. These rate impacts are presented annualized based on a 12-month forecast. .

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

Natural gas	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Conservation service rider	120	250124	May 1, 2025	0.5%	$5.7
Liquified natural gas	141LNG	250744	November 1, 2025	1.4	19.2
Low income program	129	250649	October 1, 2025	(1.0)	(13.1)
		250201	May 1, 2025	3.1	7.8
Property tax tracker	140	250208	May 1, 2025	0.4	4.7
Purchased gas adjustment	101, 106	250704	November 1, 2025	(4.1)	(55.1)
Revenue decoupling adjustment mechanism	142	250204	May 1, 2025	0.9	12.0

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document and provides significant items that impacted PSE’s results of operations for the three months and nine months ended September 30, 2025 and September 30, 2024.

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
The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income (loss)	$96,240	$(60,293)	$483,032	$211,688
Electric operating revenue	$968,125	$736,113	$2,827,428	$2,434,458
Purchased electricity	(354,795)	(250,822)	(1,012,441)	(892,436)
Electric generation fuel	(86,106)	(78,305)	(249,338)	(241,293)
Residential exchange	17,452	17,477	62,053	61,630
Electric margin (non-GAAP)	$544,676	$424,463	$1,627,702	$1,362,359
Natural gas operating revenue	$177,620	$184,090	$1,014,876	$1,019,434
Purchased natural gas	(53,957)	(68,243)	(397,956)	(472,776)
Natural gas margin (non-GAAP)	$123,663	$115,847	$616,920	$546,658
Other operating revenue	$48	$40	$7,481	$222
Unrealized gain (loss) on derivative instruments, net	—	(108,979)	—	(131,712)
Utility operation and maintenance	(226,024)	(183,915)	(666,366)	(579,697)
Non-utility expense and other	(5,058)	(5,719)	(24,303)	(15,912)
Depreciation and amortization	(247,908)	(225,135)	(748,640)	(676,630)
Taxes other than income taxes	(93,157)	(76,895)	(329,762)	(293,600)
Operating income (loss)	$96,240	$(60,293)	$483,032	$211,688

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following charts display the details of PSE's electric margin changes for the three months and nine months ended September 30, 2025 and 2024:

Electric Margin
Three Months Ended
2025 to 2024 comparison
$ (Millions)
700
600
500
400
300
$424.5
$131.1
$68.8
$21.0
$—
$11.1
$(104.0)
$(7.8)
$—
$544.7
2024 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2025 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended September 30, 2025 compared to 2024
Electric Operating Revenue
Electric operating revenues increased $232.0 million from the prior year primarily due to changes in the following key drivers: electric retail sales, sales to other utilities, decoupling revenue, other decoupling revenue and transportation and other revenue. These items are discussed in detail below.
•Electric retail sales increased $131.1 million primarily from a rate increase resulting in an additional $125.9 million in sales compared to the prior year and an increase in retail electricity usage of 0.8% with an impact of $5.2 million. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 GRC. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for electric rate changes. The increase in retail usage was primarily due to an increase in commercial and industrial usage of 1.6% and 2.5%, respectively.
•Sales to other utilities increased $68.8 million primarily due to a 74.9% increase in wholesale sales volume and a 16.0% increase in the average price of electric wholesale sales. Increased wholesale sales volume was related to increased supply, driven by additional generation resources in 2025 compared to 2024. Higher wholesale power prices were largely the result of elevated prices driven by lower Mid-Columbia hydro production.

•Decoupling revenue increased $21.0 million which was attributable to $15.5 million and $5.5 million increases in delivery and fixed production cost (FPC) deferral revenues, respectively. This was driven primarily by higher allowed rates in the three months ended September 30, 2025 compared to the same period in 2024.
•Transportation and other revenue increased $11.1 million primarily due to increased non-core gas sales of $10.0 million, of which $3.2 million related to a change in net wholesale non-core natural gas sales driven by a decrease in sales volumes and although the average price increased, the total was outpaced by a decrease in the cost of non-core gas sold; and $6.8 million related to a decrease in financial hedging costs in 2025 compared to 2024.

Electric Power Costs
Electric power costs increased $111.8 million primarily due to changes in the following key drivers: purchased electricity and electric generation fuel. These items are discussed in detail below:
•Purchased electricity increased $104.0 million primarily due to wholesale electricity volumes and capacity purchases that increased by 40.3% in 2025 compared to 2024 and by slightly increased wholesale purchase prices, which were 0.6% higher in 2025 compared to 2024.
•Electric generation fuel increased $7.8 million primarily driven by natural gas fuel costs of $14.8 million related to a tolling agreement that commenced January 1, 2025 to purchase energy and capacity associated with a 650 MW natural gas-fired electric generating facility and Colstrip fuel expense increased $2.0 million driven by an increase in coal generation of 13.3%. These increases were partially offset due to a $9.0 million decrease in natural gas fuel costs resulting from lower natural gas prices and decreased gas-fired combustion turbine (CT) generation of 2.7%.

Electric Margin
Nine Months Ended
2025 to 2024 comparison
1,800
1,600
1,400
$ (Millions)
$1,362.4
$318.1
$43.6
$16.7
$3.3
$11.2
$(120.0)
$(8.0)
$0.4
$1,627.7
2024 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2025 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine Months Ended September 30, 2025 compared to 2024
Electric Operating Revenue
Electric operating revenues increased $393.0 million from the prior year primarily due to changes in the following key drivers: electric retail sales, sales to other utilities, decoupling revenue, other decoupling revenue and transportation and other revenue. These items are discussed in detail below.
•Electric retail sales increased $318.1 million primarily from a rate increase resulting in an additional $302.4 million in sales compared to the prior year and a slight increase in retail electricity usage of 0.6% with an impact of $15.7 million. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 GRC. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for electric rate changes. The increase in retail usage was primarily due to an increase in residential and commercial usage of 0.7% and 0.8%, respectively.
•Sales to other utilities increased $43.6 million primarily due to an increase in wholesale sales volume of 27.3%; partially offset by a 5.9% decrease in the average price of electric wholesale sales. Increased wholesale sales volume was related to increased supply, driven by additional generation resources in 2025 compared to 2024.
•Decoupling revenue increased $16.7 million which was attributable to $10.2 million and $6.5 million increases in delivery and FPC deferral revenues, respectively. This was driven primarily by higher allowed rates and was offset slightly by higher usage in the nine months ended September 30, 2025 compared to the same period in 2024.
•Other decoupling revenue increased $3.3 million primarily due to an increase of $5.5 million in current period amortization of prior year decoupling revenues compared to the same period in 2024 and partially offset by $2.2 million of 24 months revenue reserve on estimated uncollectable amounts. This is attributable to an increase in amortization rates, which increases rate collecting of the prior year undercollected revenues.
•Transportation and other revenue increased $11.2 million primarily due to increased non-core gas sales of $11.1 million, of which $5.7 million related to an increase in net wholesale non-core natural gas sales driven by an increase in both sales volumes and average price of sales, which outpaced the corresponding increase in the cost of non-core gas sold; and $5.3 million related to a decrease in financial hedging costs in 2025 compared to 2024.

Electric Power Costs
Electric power costs increased $127.6 million primarily due to changes in the following key drivers: purchased electricity and electric generation fuel. These items are discussed in detail below:
•Purchased electricity increased $120.0 million primarily due to wholesale electricity volume and capacity purchases that increased by 24.3% in 2025 compared to 2024 which was partially offset by decreased wholesale purchase prices, which were 8.8% lower in 2025 compared to 2024.
•Electric generation fuel increased $8.0 million primarily driven by natural gas fuel costs of $45.7 million related to a tolling agreement that commenced January 1, 2025 to purchase energy and capacity associated with a 650 MW natural gas-fired electric generating facility and Colstrip fuel expense increased $4.3 million driven by an increase in coal generation of 10.5%. These increases were partially offset due to a $42.0 million decrease in natural gas fuel costs resulting from lower natural gas prices and decreased gas-fired CT generation of 20.7%.

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
The following charts display the details of PSE's natural gas margin changes for the three months and nine months ended September 30, 2025 and 2024:

**Natural Gas Margin
Three Months Ended
2025 to 2024 comparison**

$ (Millions)
150
125
100
$115.8
$24.8
$1.7
$(0.9)
$(32.0)
$14.3
$123.7
2024 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2025 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended September 30, 2025 compared to 2024
Natural Gas Operating Revenue
Natural gas operating revenue decreased $6.5 million primarily due to changes in the following key drivers: retail sales, decoupling revenue, other decoupling revenue and transportation and other revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $24.8 million primarily due to an increase in rates of $38.4 million partially offset by a decrease in natural gas load of 8.2%, or $13.6 million. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 GRC effective January 29, 2025 and 2024 PGA filing effective November 1, 2024. This was partially offset by a decrease in rates driven by Schedule 111 that includes a charge for CCA allowance costs and a pass back of CCA auction proceeds. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for natural gas rate changes. The decrease in natural gas load was driven by a decrease in heating degree days of 47.2% in the three months ended September 30, 2025 as compared to 2024.

•Decoupling revenue increased $1.7 million primarily due to lower natural gas usage, as mentioned above, in 2025 compared to 2024.
•Transportation and other revenue decreased $32.0 million due to a decrease of $30.8 million related to the regulatory offset of CCA auction proceeds, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above.

Natural Gas Energy Costs
•Purchased natural gas expense decreased $14.3 million primarily due to a decrease of $22.9 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above and a decrease in natural gas usage of 8.2% as stated in the natural gas retail sales section above. This was partially offset by an increase in the PGA rates in November 2024. For natural gas rate changes and details on the PGA, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Natural Gas Margin
Nine Months Ended
2025 to 2024 comparison

800
700
600
500
$ (Millions)
$546.7
$160.4
$(21.6)
$(15.6)
$(127.8)
$74.8
$616.9
2024 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2025 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Nine Months Ended September 30, 2025 compared to 2024
Natural Gas Operating Revenue
Natural gas operating revenue decreased $4.6 million primarily due to due to changes in the following key drivers: retail sales, decoupling revenue, other decoupling revenue and transportation and other revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $160.4 million primarily due to an increase in rates of $178.6 million partially offset by a decrease in natural gas load of 2.0%, or $18.1 million. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 GRC effective January 29, 2025 and 2024 PGA filing effective November 1, 2024. This was partially offset by a decrease in rates driven by Schedule 111 that includes a charge for CCA allowance costs and a pass back of CCA auction proceeds. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for natural gas rate changes. The decrease in natural gas load was driven by a decrease in heating degree days of 1.0% in the nine months ended September 30, 2025 as compared to 2024.
•Decoupling revenue decreased $21.6 million primarily due to higher baseline delivery rates in 2025 compared to 2024.
•Other decoupling revenue decreased $15.6 million primarily due to an increase in current period amortization of prior year decoupling revenues compared to the same period in 2024. This is attributable to an increase in amortization rates, which increases the rate at which prior undercollections are recovered from customers.
•Transportation and other revenue decreased $127.8 million due to a decrease of $142.1 million related to the regulatory offset of CCA auction proceeds passed back to customers, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above. The decreases were partially offset by an increase of $11.4 million related to the regulatory offset of bill discounts under Schedule 129D, which are passed back to customers as credits on billed revenue included within natural gas retail revenues above and $6.5 million related to the Company’s deferred return on its investment in the Tacoma LNG Facility.

Natural Gas Energy Costs
•Purchased natural gas expense decreased $74.8 million primarily due to a decrease of $152.1 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above and a decrease in natural gas usage of 2.0% as stated in the natural gas retail sales section above. This was partially offset by an increase in the PGA rates in November 2024. For natural gas rate changes and details on the PGA, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months and nine months ended September 30, 2025 and 2024:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2025 to 2024 comparison
750
500
250
0
$ (Millions)
$631.3
$(109.0)
$42.1
$(0.7)
$22.8
$16.3
$(0.5)
$2.6
$31.5
$636.4
2024 Expenses (Income)
Unrealized (Gain) Loss on Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2025 Expenses (Income)

Three Months Ended September 30, 2025 compared to 2024
•Net unrealized (gain) loss on derivative instruments decreased $109.0 million due to the Washington Commission's approval of the Company's accounting petition in Docket No. UE-240773 to offset any derivative assets or liabilities, entered into in order to serve electric customers, with a regulatory asset or liability, thus deferring the unrealized gains or losses. For additional information, see Note 4, "Accounting for Derivative Instruments and Hedging Activities" and Note 7, "Regulation and Rates" in Item 1 of this report.
•Utility operations and maintenance expense increased $42.1 million primarily due to increases in the following: (i) $13.3 million related to maintenance of transmission and distribution overhead lines driven by higher levels of emergent incidents, vegetation management maintenance and wildfire mitigation spent, (ii) $12.4 million related to customer service expense, driven by an increase in Schedule 129 - low income program in electric and natural gas rates, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, (iii) $5.9 million of miscellaneous general expenses driven by increases to call center, training and other customer records and collection expenses, as well as shared services and (iv) $3.4 million related to insurance expense driven by wildfire insurance.
•Depreciation and amortization expense increased $22.8 million due to increases in the following: (i) $8.0 million increase in conservation amortization due to increases in conservation rates effective May 1, 2025, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report, (ii) $7.5 million increase in electric production depreciation primarily driven by net additions to the Upper Baker Dam and waterway, addition of Beaver Creek wind facility and software assets and (iii) $6.5 million increase in electric transmission and distribution plant primarily driven by net additions of transmission poles and underground conductors, respectively.
•Taxes other than income taxes increased $16.3 million primarily due to an increase of $8.6 million and $6.3 million in municipal and state excise taxes, respectively, in 2025 as compared to 2024.

Other Income, Interest Expense and Income Tax Expense
•Interest expense increased $2.6 million primarily due to an increase of $2.1 million in interest expense due to the June 2024 and September 2025 PSE bond issuances.
•Income tax expense increased $31.5 million primarily driven by an increase in pre-tax book income in 2025 as compared to 2024.

Other Operating Expenses and Other Income (Deductions)
Nine Months Ended
2025 to 2024 comparison

3,000
2,000
1,000
0
-1,000
$ (Millions)
$1,855.5
$(131.7)
$86.7
$8.3
$72.0
$36.2
$(18.5)
$15.9
$41.4
$1,965.8
2024 Expenses (Income)
Unrealized (Gain) Loss on Derivatives
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2025 Expenses (Income)

Nine Months Ended September 30, 2025 compared to 2024
•Net unrealized (gain) loss on derivative instruments decreased $131.7 million due to the Washington Commission's approval of the Company's accounting petition in Docket No. UE-240773 to offset any derivative assets or liabilities, entered into in order to serve electric customers, with a regulatory asset or liability, thus deferring the unrealized gains or losses. For additional information, see Note 4, "Accounting for Derivative Instruments and Hedging Activities" and Note 7, "Regulation and Rates" in Item 1 of this report.
•Utility operations and maintenance expense increased $86.7 million primarily due to increases in the following: (i) $41.0 million related to customer service expense, driven by an increase in Schedule 129 - low income program in electric and natural gas rates, see Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in Part II, Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, (ii) $10.7 million related to maintenance distribution overhead lines driven by an increased scope in vegetation management (iii) $8.0 million related to insurance expense driven by wildfire insurance, (iv) $6.1 million of miscellaneous general expenses driven by increases to call center, training and other customer records and collection expenses and $4.1 million related to leak surveys, locates and inspections.
•Non-utility expense and other increased $8.3 million primarily due to $5.9 million of costs associated with a sale of land at PSE's wholly-owned subsidiary, Puget Western Inc. in May 2025 and an increase in the long-term incentive plan of $7.6 million in 2025 as compared to 2024; partially offset by an early funding agreement of $5.0 million in 2024.

•Depreciation and amortization expense increased $72.0 million due to increases in the following: (i) $24.7 million increase in conservation amortization due to increases in conservation rates effective May 1, 2025, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report, (ii) $20.7 million increase in electric production and electric general plant depreciation primarily driven by net additions to the Upper Baker Dam and waterway, addition of Beaver Creek wind facility and advanced distribution management system computer software assets, (iii) $18.3 million increase in electric transmission and distribution plant primarily driven by net additions of transmission poles and underground conductors, respectively and (iv) $5.2 million increase in natural gas distribution primarily driven by net additions of plastic mains assets.
•Taxes other than income taxes increased $36.2 million primarily due to an increase of $22.6 million and $20.3 million in state excise taxes and municipal taxes, respectively; partially offset by a $5.0 million decrease in property taxes.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $18.5 million from net other income of $56.1 million in 2024 to net other income of $74.6 million in 2025, due to an increase of $25.9 million in other income that was partially offset by an increase of $7.3 million in other expense. The increase in other income was primarily due to an increase of $18.1 million related to advanced metering infrastructure interest income and a $10.5 million increase in equity AFUDC due to an increase in AFUDC rates' partially offset by taxable interest and dividend income of $8.0 million. The increase in other expense was primarily due to an increase of $6.8 million related to Colstrip major maintenance.
•Interest expense increased $15.9 million primarily due to an increase of $18.3 million in interest expense due to the June 2024 and September 2025 PSE bond issuances. This was partially offset by a decrease in other common interest expense of $4.6 million due to less short-term commercial paper borrowing in 2025 as compared to 2024.
•Income tax expense increased $41.4 million primarily driven by an increase in pre-tax book income in 2025 as compared to 2024.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months and nine months ended September 30, 2025 and 2024 is as follows:

Puget Energy Summary Results of Operation
Three Months Ended
2025 to 2024 comparison

50
0
-50
-100
-150
$ (Millions)
$(121.1)
$122.9
$(0.6)
$0.5
$0.2
$(4.8)
$9.2
$6.3
2024 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2025 Puget Energy Net Income

Three Months Ended September 30, 2025 compared to 2024
Summary Results of Operation
Puget Energy’s net income increased by $127.4 million. This is primarily due to: (i) an increase in PSE's net income of $122.9 million and (ii) increased tax benefit of $9.2 million. The increases were partially offset by an increase in interest expense of $4.8 million, which was driven by interest expense accrued for Puget Energy's $600.0 million bond issuance in early March 2025.

Puget Energy Summary Results of Operation
Nine Months Ended
2025 to 2024 comparison

300
200
100
0
-100
$ (Millions)
$(20.3)
$232.6
$(0.2)
$4.5
$(0.7)
$(9.6)
$11.7
$218.0
2024 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2025 Puget Energy Net Income

Nine Months Ended September 30, 2025 compared to 2024
Summary Results of Operation
Puget Energy’s net income increased by $238.3 million. This is primarily due to: (i) an increase in PSE's net income of $232.6 million, (ii) an increase in other operating revenue and income of $4.5 million driven by short-term interest earned from re-investing proceeds of Puget Energy's $600.0 million bond issued in early March 2025 and (iii) increased tax benefit of $11.7 million. The increases were partially offset by an increase in interest expense of $9.6 million, which was driven by interest expense accrued for Puget Energy's $600.0 million bond issuance in early March 2025.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, during the nine months ended September 30, 2025, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $1.0 billion through 2054. For further information, see Part II, Item 8, Note 16, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Off-Balance Sheet Arrangements
As of September 30, 2025, the Company had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on the Company's financial condition. The Company does have standby letter of credit arrangements. For more information, see Note 10, "Other" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and improve energy system reliability.  Construction expenditures, excluding equity AFUDC, totaled $1.2 billion for the nine months ended September 30, 2025. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	Change
Net income	$286,296	$53,715	$232,581
Non-cash items[1]	709,374	702,250	7,124
Changes in cash flow resulting from working capital[2]	79,383	154,979	(75,596)
Regulatory assets and liabilities	(38,754)	(9,322)	(29,432)
Purchased gas adjustment	26,786	(71,600)	98,386
GHG emission allowances	(140,295)	(83,910)	(56,385)
Other non-current assets and liabilities[3]	(9,472)	(40,137)	30,665
Net cash provided by operating activities	$913,318	$705,975	$207,343
_______________
1 Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity and other miscellaneous non-cash items.
2 Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayment, accounts payable and accrued expenses.
3 Other non-current assets and liabilities include funding of pension liability.

Nine Months Ended September 30, 2025 compared to 2024
Cash generated from operations for the nine months ended September 30, 2025 increased by $207.3 million, which includes a net income increase of $232.6 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flows resulting from non-cash items increased $7.1 million primarily due to: (i) an increase in deferred taxes of $64.2 million, (ii) an increase in depreciation and amortization of $47.4 million, (iii) an increase of $24.7 million in conservation amortization, (iv) an increase of $8.6 million related to the amortization of regulatory filing fees, and (v) an increase of $5.1 million related to the deferral of energy exchange costs. The increases were partially offset by: (i) a $131.7 million change in net unrealized loss on derivative instruments due to the deferral of unrealized gain or loss on derivative instruments, consistent with the approved accounting petition in Docket No. UE-240773 and (ii) a change in equity AFUDC of $10.5 million.
•Cash flows resulting from changes in working capital decreased $75.6 million primarily due to: (i) a decrease in cash inflow of $30.1 million due to the timing of accounts receivable collections, as the balance of accounts receivable decreased $163.7 million in 2025 compared to a decrease of $193.8 million in 2024 (ii) a decrease in cash inflow of $26.1 million in prepayments was primarily driven by the significant difference in the reduction of prepaid electricity assets between the two periods, which led to a less favorable comparison for current year's cash position of $16.9 million, and prepayments made for IT hardware and software of $2.1 million and all other prepayments of $7.1 million, (iii) cash outflow of $13.1 million in material and supplies, which was primarily driven by purchasing network devices and system equipment for the Advanced Metering Infrastructure network, (iv) accounts payable decreased faster in 2025 compared to 2024, which led to increased cash outflow of $4.4 million, , (v) cash outflow of $5.0 million related to the change in salary and wage payable, (vi) a reduced cash inflow of $3.5 million related to lower transmission services deposits received and (vii) cash outflow of $2.5 million related to annual filing fees paid to the Washington Commission. The decreases were partially offset by: (i) increased cash inflow of $5.9 million due to a decrease in fuel inventory in 2025 compared to 2024, (ii) cash inflow of $3.5 million due to the change in tax payable balance,
•Cash flows resulting from regulatory assets and liabilities decreased $29.4 million primarily due to: (i) $17.8 million cash outflow from incremental deferrals of bad debt expense related to COVID-19 in 2025 compared to 2024, (ii) $10.3 million cash outflow in the PCA due to actual power costs being higher than baseline rates in both periods, but to a larger degree in 2025 compared to 2024, (iii) $5.9 million cash outflow in the Wildfire Tracker that defers both capital and operation and maintenance costs, including insurance premiums attributable to wildfire, which are necessary to implement PSE’s Wildfire Mitigation Plan, (iv) $5.1 million of cash outflow from storm damage costs, primarily driven by storm events in the first quarter of 2025, (v) $3.2 million of cash outflow due to an increase in abandonment cost related to Colstrip 3 & 4 and (vi) $3.1 million of cash outflow due to higher deferred costs related to the low income program. The decreases were partially offset by: (i) $13.7 million cash inflow in the deferred costs related to PSE's decarbonization program, which had deferred a total of $15.0 million through 2024 and had begun to amortize the balance in 2025 for two years and (ii) $2.6 million cash inflow in major maintenance.
•Cash flows resulting from purchased gas adjustment increased $98.4 million, which was primarily driven by a $76.0 million increase in allowed PGA recovery in 2025 compared to 2024 and a $22.4 million decrease in actual natural gas cost.
•Cash flow resulting from GHG emission allowances decreased $56.4 million due to purchases made to obtain the Washington emission allowances for GHG emissions associated with the Company's electric and natural gas business activities in compliance with the CCA.
•Other non-current assets and liabilities increased $30.7 million, which is primarily due to: (i) $27.2 million increase seen in the low income program, which was mainly driven by higher rates in the first nine months of 2025 compared to 2024 and (ii) $5.4 million cash inflow due to changes in accrual of the Company's long-term incentive plan.

Puget Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2025	2024	Change
Net income	$(68,258)	$(73,990)	$5,732
Non-cash items[1]	15,163	38,687	(23,524)
Changes in cash flow resulting from working capital[2]	5,348	11,255	(5,907)
Other non-current assets and liabilities[3]	(3,331)	(2,027)	(1,304)
Net cash provided by operating activities	$(51,078)	$(26,075)	$(25,003)
_______________
1 Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity and other miscellaneous non-cash items.
2 Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, accounts payable and accrued expenses.
3 Other noncurrent assets and liabilities include funding of pension liability.
Nine Months Ended September 30, 2025 compared to 2024
Cash generated from operations for the nine months ended September 30, 2025, in addition to the changes discussed at PSE above, decreased by $25.0 million compared to the same period in 2024, which includes a net income increase of $5.7 million.
•Changes in cash flow resulting from non-cash items decreased $23.5 million primarily due to a $25.6 million change in deferred taxes.
•Changes in cash flow resulting from working capital decreased $5.9 million primarily due to changes in interest accrual of senior secured notes. On March 13, 2025, Puget Energy issued $600.0 million of senior secured notes at an interest rate of 5.725%. On May 15, 2025, Puget Energy repaid at maturity the $400.0 million 3.65% senior secured notes due May 2025.

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
In the second quarter of 2025, Moody's, S&P and Fitch issued annual rating agency reports and affirmed both Puget Energy (Baa3/BBB-/BBB-) and PSE (Baa1/BBB/BBB+) credit ratings and retained stable outlooks from all three agencies. Thus, as of September 30, 2025, both Puget Energy and PSE have stable outlooks from Moody’s, S&P and Fitch. Although neither Puget Energy nor PSE have any outstanding debt whose maturity would be accelerated upon a ratings downgrade, Management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near-term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.

Puget Sound Energy
Debt Restrictive Covenants
The type and amount of future long-term financings for PSE may be limited by provisions in PSE's electric and natural gas mortgage indentures.
PSE’s ability to issue additional secured debt may also be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests at September 30, 2025, PSE could issue:
•Approximately $0.4 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $0.6 billion of electric bondable property available for issuance, subject to an interest coverage ratio limitation of 2.0 times net earnings available for interest (as defined in the electric utility mortgage), which PSE exceeded at September 30, 2025; and
•Approximately $1.2 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $1.9 billion of natural gas bondable property available for issuance, subject to a combined natural gas and electric interest coverage test of 1.75 times net earnings available for interest and a natural gas interest coverage test of 2.0 times net earnings available for interest (as defined in the natural gas utility mortgage), both of which PSE exceeded at September 30, 2025.
At September 30, 2025, PSE had approximately $10.9 billion in electric and natural gas rate base to support the interest coverage ratio limitation test for net earnings available for interest.

Dividend Payment Restrictions
The payment of dividends by PSE to Puget Energy is restricted by provisions of certain covenants applicable to long-term debt contained in PSE’s electric and natural gas mortgage indentures.  At September 30, 2025, approximately $2.0 billion of unrestricted retained earnings was available for the payment of dividends under the most restrictive mortgage indenture covenant.
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of EBITDA to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.3% at September 30, 2025, and the EBITDA to interest expense ratio was 5.1 to 1.0 for the twelve months ended September 30, 2025.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
At September 30, 2025, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
For more information on PSE's credit facilities, long term debt, demand promissory note, and shelf registrations see Part I, Item 1, Note 10, "Other" of this report and Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Puget Energy
Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.7 to 1.0 for the twelve months ended September 30, 2025.
At September 30, 2025, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
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

One Big Beautiful Bill Act
On July 4th, 2025, the OBBB was signed into law. The OBBB includes a range of tax reforms and modifications to certain provisions included in the Tax Cuts and Jobs Act of 2017. The OBBB also impacts certain provisions included in the Inflation Reduction Act of 2022 by modifying or accelerating various tax incentives. While the OBBB does not have a material impact on the Company's financial statements for the period ended September 30, 2025, the Company is in the process of evaluating its potential for future impacts.

Washington Clean Energy Transformation Act
In 2019, Washington passed the CETA, which supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The CETA requires all electric utilities to (i) eliminate coal-fired generation from their in-state electric supply to customers by December 31, 2025; (ii) be carbon-neutral by January 1, 2030 through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and (iii) makes it the state policy that, by 2045, 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. CEIP are required every four years from each IOU. The plan must propose interim targets for meeting the 2045 standard between 2030 and 2045 and describe an actionable plan that the IOU intends to pursue to meet the standard. The Washington Commission may approve, reject or recommend alterations to an IOU’s plan. The Company intends to seek recovery of any costs associated with CETA through the regulatory process. On December 17, 2021, PSE filed its final CEIP, which proposed a plan for the implementation of CETA for 2022-2025 and associated project costs. On June 6, 2023, the Washington Commission approved PSE’s CEIP, subject to conditions. On November 2, 2023, PSE filed a Biennial CEIP Update with the Commission.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of September 30, 2025.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For further details, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Item 1 of this report.
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

Item 5.         Other Information

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

*	22.1	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
*	31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2025 filed on November 5, 2025 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stacy Smith
Stacy Smith Controller & Principal Accounting Officer
Date:	November 5, 2025