Form 10-K
period 2025-12-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2026-02-19
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
aMW	Average Megawatt
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BPA	Bonneville Power Administration
CAA	Clean Air Act
CCA	Washington Climate Commitment Act
CEIP	Clean Energy Implementation Plan
CETA	Washington Clean Energy Transformation Act
Colstrip	Colstrip, Montana coal-fired steam electric generation facility
CWIP	Construction work in progress
Dth	Dekatherm (one Dth is equal to one MMBtu)
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse Gases
GRC	General Rate Case
IBEW	International Brotherhood of Electrical Workers
IOU	Investor Owned Utility
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ISP	Integrated System Plan
ITCs	Investment Tax Credits
kW	Kilowatt (one kW equals one thousand watts)
kWh	Kilowatt Hour (one kWh equals one thousand watt hours)
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
LTI Plan	Long-Term Incentive Plan
MMBtu	One Million British Thermal Units
MW	Megawatt (one MW equals one thousand kW)
MWh	Megawatt Hour (one MWh equals one thousand kWh)
MWhg	Megawatt Hour Gross (one MWh equals one thousand kWh)
MYRP	Multi-Year Rate Plan
NAESB	North American Energy Standards Board
NOAA	National Oceanic and Atmospheric Administration
NPNS	Normal Purchase Normal Sale
NWP	Northwest Pipeline, LLC
NYSE	New York Stock Exchange
OCI	Other Comprehensive Income
PCA	Power Cost Adjustment
PCORC	Power Cost Only Rate Case
PGA	Purchased Gas Adjustment
PPA	Power Purchase Agreement
PSE	Puget Sound Energy, Inc.
PTC	Production Tax Credit
PUDs	Washington Public Utility Districts
Puget Energy	Puget Energy, Inc.
Puget Equico	Puget Equico, LLC

Puget Holdings	Puget Holdings, LLC
Puget LNG	Puget LNG, LLC
RCW	Revised Code of Washington
ROU	Right-of-Use
SEC	United States Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate
UA	The United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada
VIE	Variable Interest Entity
Washington Commission	Washington Utilities and Transportation Commission
WDOE	Washington Department of Ecology
WSPP	WSPP, Inc.

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
In addition to other factors and matters discussed elsewhere in this report, some important risks that could cause actual results or outcomes for Puget Energy and PSE to differ materially from past results and those discussed in the forward-looking statements include:

•
Governmental policies and regulatory actions, including those of the FERC and the Washington Commission, that may affect our ability to recover costs and earn a reasonable return, including but not limited to disallowance or delays in the recovery of capital investments and operating costs and discretion over allowed return on investment;

•
Changes in, adoption of and compliance with laws, regulations, executive orders, tariffs, trade restrictions, or other governmental policies or actions, including those relating to federal grant programs, and incentives, funding, budgeting or efficiency measures (including any actual or potential reduction in the federal workforce), national security, environmental protection, climate change, greenhouse gas or other emissions, discharges/releases or by-products of electric generation (including coal ash or other substances) or natural gas distribution and sales, natural resources, and fish and wildlife (including the Endangered Species Act and Migratory Bird Treaty Act) as well as the risk of litigation arising from such matters, whether involving public or private claimants or regulatory investigative or enforcement measures;

•
Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service (IRS) or other taxing jurisdiction (including the eligibility and availability of tax credits, and its effects on construction timelines of certain projects); and PSE's ability to recover costs in a timely manner arising from such changes;

•	Inability to realize deferred tax assets and use tax credits due to insufficient future taxable income;
•
Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, landslides, fires and wildfires (either affecting or caused by PSE's facilities or infrastructure), extreme weather conditions and other acts of God, terrorism, asset-based or cyber-based attacks, pandemics or similar significant events can delay projects, interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials, impose extraordinary costs, and subject the Company to liability;

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
•
Financial, legal or other difficulties of other energy companies or suppliers and related events, which may affect the regulatory and legislative process in unpredictable ways, adversely affect the availability of and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;

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

•	Variable hydrological and wind conditions, which can impact PSE's ability to generate electricity from hydroelectric and wind facilities, respectively;
•	The ability to renew contracts for electric and natural gas supply and the price and terms of renewal;
•	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
•	General economic conditions in the Pacific Northwest, such as inflation, which may impact customer consumption or affect PSE's accounts receivable;
•	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
•	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
•	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
•	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
•
General economic and political conditions, such as the effects of geopolitical tensions related to the ongoing Russia-Ukraine, Middle East and other international conflicts, recessions, tariffs and trade restrictions, fuel prices, international currency fluctuations, sanctions, corruption, political instability, acts of war and local and national elections;

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
The following table presents the number of PSE customers for electric and natural gas as of December 31, 2025 and 2024:

	December 31,			December 31,
Customer Count by Class	2025	2024	Percent	2025	2024	Percent
(in thousands)	Electric		Change	Natural Gas		Change
Residential	1,109	1,099	0.9%	823	821	0.2%
Commercial	135	135	—	57	57	—
Industrial	3	3	—	3	3	—
Other	9	9	—	—	—	—
Total[1]	1,256	1,246	0.8%	883	881	0.2%
_______________
1 At December 31, 2025 and 2024, approximately 430,270 and 428,440 customers purchased both electricity and natural gas from PSE, respectively.

PSE's revenues and associated expenses fluctuate throughout the year, primarily due to seasonal weather patterns, varying wholesale prices for electricity and the amount of hydroelectric energy supplies available to PSE, which make quarter-to-quarter comparisons difficult. Weather conditions in PSE's service territory influence customer energy usage and affect PSE's billed revenue and energy supply expenses. PSE's electric and natural gas sales are generally greatest during winter months. This is due to variations in energy usage by customers, primarily driven by weather conditions. PSE normally experiences its highest retail energy sales with corresponding higher power costs during the winter heating season, which occurs in the first and fourth quarters of the year, and lower sales with corresponding lower power costs in the third quarter of the year. Fluctuations in weather conditions will affect PSE's billed revenue and energy supply expenses from month to month. PSE's decoupling mechanisms for electric and natural gas operations normalizes the impact of weather on operating revenue and net income. Under the decoupling mechanisms, the Washington Commission allows PSE to record a monthly adjustment to its electric and natural gas operating revenues to recognize fixed revenue per customer from qualifying residential, commercial and industrial customers for the recovery of electric transmission and distribution, natural gas operations and general administrative costs. The revenue recorded under the decoupling mechanisms is not affected by consumption; however delivery revenue is affected by customer growth, while fixed production costs are held at the level of cost from the most recent rate proceeding and are not impacted by customer growth. For additional information, see Business, "Regulation and Rates" included in this Item 1 of this report and Part II, Item 8, Note 4, "Regulation and Rates" to the consolidated financial statements included in this report.

Capital Expenditures
The following tables present PSE's capital expenditures for the five-year period ended December 31, 2025 and gross utility plant by category and percentages as of December 31, 2025:

Utility Plant Additions/Retirements 5-Year Total	2021 - 2025
(Dollars in Thousands)	Electric	Natural Gas	Common
Additions	$3,504,577	$1,403,204	$576,805
Retirements	(601,022)	(115,767)	(562,628)
Net utility plant	$2,903,555	$1,287,437	$14,177

Utility Plant in Service	December 31, 2025
(Dollars in Thousands)	Electric		Natural Gas		Common
Distribution	$5,806,142	40.0%	$5,580,193	95.3%	$—	—%
Generation	5,269,966	32.4	3,239	0.1	—	—
Transmission	2,350,904	16.1	—	—	—	—
General plant & other	1,094,417	11.5	273,407	4.6	1,213,483	100.0
Total (excluding CWIP)	$14,521,429	100.0%	$5,856,839	100.0%	$1,213,483	100.0%

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

Climate Commitment Act - Greenhouse Gas Emissions Cap and Invest Adjustment
The Schedule 111 for electric and natural gas, tariff implements a surcharge to recover the costs associated with the overall compliance obligation, and provide benefits through credits to certain customers from the Company’s implementation of Washington State GHG emission cap and invest program as prescribed by the CCA and codified in law within RCW 70A.65.

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

Rates Not Subject to Refund Rate Adjustment
The purpose of the Schedule 141N tariff is to recover costs approved during a MYRP period that are not subject to refund and that are above the level of base rates set in the MYRP as authorized and approved in Docket Nos. UE-220066.and UG-220067 for electric and natural gas, respectively. Consistent with the 2024 GRC, PSE included these costs as part of base rates.

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

Revenue Decoupling Adjustment Mechanism
While fluctuations in weather conditions will continue to affect PSE's billed revenue and energy supply expenses monthly, PSE's decoupling mechanism, Schedule 142 mitigates the impact of weather on operating revenue and net income. The Washington Commission has allowed PSE to record a monthly adjustment to its electric and natural gas operating revenues to recognize fixed revenue per customer from qualifying residential, commercial and industrial customers for the recovery of electric transmission and distribution, natural gas operations and general administrative costs, which mitigates the effects of abnormal weather, conservation impacts and changes in usage patterns per customer. As a result, these electric and natural gas revenues are recovered on a fixed, per customer basis regardless of actual consumption levels. PSE's energy supply costs, which are part of the PCA and PGA mechanisms, are not included in the decoupling mechanism. The revenue recorded under the decoupling mechanisms is not affected by consumption; however delivery revenue is affected by customer growth, while fixed production costs are held at the level of cost from the most recent rate proceeding and are not impacted by customer growth. Following each calendar year, PSE will recover from or refund to, customers the difference between allowed decoupling revenue and the corresponding actual revenue during the following May to April time period. For further details regarding decoupling filings, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

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

Power Cost Adjustment Clause
The power cost adjustment clause for Schedule 95 includes a supplemental filing, variable power cost update and/or PCORC updates. The supplemental filing revises Schedule 95 in accordance with the petition of PSE for approval of its power cost adjustment mechanism annual report. The variable power cost update is a compliance filing to revise Schedule 95 in accordance with the settlement agreement in the 2022 GRC.

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

Residential Exchange Benefit
The residential exchange program, Schedule 194, passes through the residential exchange program benefits that PSE receives from the Bonneville Power Administration (BPA). Rates typically change biennially.

Transportation Electrification Plan Adjustment Rider
Schedule 141TEP implements surcharges to collect costs associated with the implementation of the Company’s transportation electrification plan.

Voluntary Long-Term Renewable Energy Charge and Credit
Schedule 139 provides an energy charge for customers taking service in the voluntary renewable energy Green Direct program for each of the resource options provided by PSE for the annual rates approved from 2020 through 2040. Additionally, this tariff, as authorized in the Washington Commission Docket No. UE-220066, provides a methodology for calculating energy charge credits for energy related power costs components of the energy charge of the customer’s electric service schedule. Docket No. UE-220066 included a Green Direct Settlement agreement in which Schedule 139 energy charge credit is increased annually, every January by 2.0%.

Wildfire Prevention Tracker
The Schedule 141WFP tracker implements surcharges to collect the costs incurred and investments associated with the Company’s Wildfire Mitigation and Response Plan such as those described in the electric IOU presentations filed in Docket No. U-210254. This schedule recovers the costs associated with the Company’s Wildfire Mitigation and Response Plan that are not recovered in other tariff schedules. Such costs included in this rate adjustment may include, but are not limited to: liability insurance premiums attributable to wildfire coverage; amortization of previous deferrals from Docket No. UE-231048; and operations and maintenance expense, depreciation and return on rate base for projects or services that enable Wildfire Mitigation and Response Plan implementation or wildfire-related costs. The Schedule 141WFP was approved in PSE's 2024 GRC Order under Docket No. UE-240004.

Natural Gas Rate Filings
Distribution Pipeline Provisional Recovery Adjustment
The purpose of the Schedule 141D tariff is to implement surcharges associated with the provisional recovery of $30.0 million for four miles of distribution pipe, as authorized in Washington Commission Docket No. UG-220067.

Liquefied Natural Gas
The purpose of the Schedule 141LNG tariff is to recover the costs incurred for the development, construction and operation of the Tacoma LNG facility as authorized in Washington Commission Docket No. UG-210918.

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

ELECTRIC UTILITY OPERATING STATISTICS

Puget Sound Energy	Year Ended December 31,
	2025	2024	2023
Generation and purchased power, MWh
Company-controlled resources	12,034,560	14,295,586	14,894,381
Contracted resources	16,516,388	11,545,827	11,806,074
Non-firm energy purchased	2,084,728	3,054,018	2,910,517
Total generation and purchased power	30,635,676	28,895,431	29,610,972
Less: losses and Company use	(1,002,930)	(1,049,357)	(1,113,911)
Total energy, MWh	29,632,746	27,846,074	28,497,061
Electric energy sales, MWh
Residential	11,434,185	11,462,977	11,387,971
Commercial	8,649,567	8,570,573	8,637,063
Industrial	1,040,902	1,057,368	1,070,933
Other customers	76,771	77,822	76,495
Total energy sales to customers	21,201,425	21,168,740	21,172,462
Sales to other utilities and marketers	8,431,321	6,677,334	7,324,599
Total energy sales, MWh	29,632,746	27,846,074	28,497,061
Transportation	2,320,864	2,307,813	2,270,474
Electric energy sales and transportation, MWh	31,953,610	30,153,887	30,767,535
Electric operating revenue by classes
(Dollars in Thousands)
Residential	$1,944,566	$1,677,599	$1,514,149
Commercial	1,339,883	1,159,596	1,071,385
Industrial	146,595	131,869	123,548
Other customers	26,086	23,507	21,199
Total operating revenue from customers	3,457,130	2,992,571	2,730,281
Transportation	26,338	18,723	23,573
Sales to other utilities and marketers	335,667	281,186	502,391
Decoupling revenue	(11,550)	(39,900)	(35,621)
Other decoupling revenue[1]	42,496	35,536	16,635
Miscellaneous operating revenue[2]	41,096	44,579	108,608
Total electric operating revenue	$3,891,177	$3,332,695	$3,345,867
Number of customers served (average):
Residential	1,104,338	1,091,599	1,077,406
Commercial	135,433	134,993	134,375
Industrial	3,145	3,175	3,187
Other	8,414	8,269	8,156
Transportation	122	124	109
Total customers	1,251,452	1,238,160	1,223,233
_______________
1.Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.
2.Includes revenues from non-core gas, transmission, Schedule 87 tax surcharge, rent from electric property and pole rentals, AMI return deferrals, and other revenues.

ELECTRIC UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2025	2024	2023
Average kWh used per customer:
Residential	10,354	10,501	10,570
Commercial	63,866	63,489	64,276
Industrial	330,970	333,029	336,032
Other	9,124	9,411	9,379
Average revenue per customer:
Residential	$1,761	$1,537	$1,405
Commercial	9,893	8,590	7,973
Industrial	46,612	41,534	38,766
Other	3,100	2,843	2,599
Average retail revenue per kWh sold:
Residential	$0.1701	$0.1463	$0.1330
Commercial	0.1549	0.1353	0.1240
Industrial	0.1408	0.1247	0.1154
Other	0.3398	0.3021	0.2771
Average retail revenue per kWh sold	$0.1631	$0.1414	$0.1290
Heating degree days	4,254	4,380	4,313
Percent of normal - NOAA[1] 30-year average	99.4%	101.0%	98.1%
_______________
1.National Oceanic and Atmospheric Administration (NOAA).

Electric Supply
At December 31, 2025, PSE’s electric power resources, which include company-owned or controlled resources as well as those under long-term contract, had a total capacity of approximately 7,983 megawatts (MW).  In order to meet an extreme winter peak load, PSE may supplement its electric power resources with winter-peaking call options and other instruments. When it is more economical for PSE to purchase power than to operate its own generation facilities, PSE will purchase spot market energy when sufficient transmission capacity is available.

The following table shows PSE’s electric energy supply resources and energy production for the years ended December 31, 2025 and 2024:

	Peak Power Resources At December 31,				Energy Production At December 31,
	2025		2024		2025		2024
	MW	%	MW	%	MWh	%	MWh	%
Purchased resources:
Columbia River PUD contracts[1]	1,117	14.0%	915	14.1%	5,003,323	16.3%	3,284,849	11.4%
Other hydroelectric	47	0.6	47	0.7	357,317	1.2	358,266	1.2
Coal	380	4.8	380	5.8	2,625,032	8.6	3,334,286	11.5
Other producers	858	10.7	858	13.2	635,145	2.1	664,630	2.3
Wind/solar	996	12.5	888	13.6	3,016,488	9.8	2,898,905	10.0
Biomass	17	0.2	17	0.3	129,737	0.4	128,213	0.4
PURPA qualifying facilities	202	2.5	80	1.2	816,309	2.7	866,835	3.0
Short-term wholesale energy purchases	N/A	—	N/A	—	2,079,915	6.8	3,063,861	10.7
Total purchased	3,617	45.3%	3,185	48.9%	14,663,266	47.9%	14,599,845	50.5%
Company-controlled resources:
Hydroelectric	263	3.3%	263	4.0%	866,387	2.8%	869,257	3.0%
Coal[2]	370	4.6	370	5.7	2,300,267	7.5	2,195,159	7.6
Natural gas/oil[3]	2,714	34.0	1,931	29.6	10,867,286	35.5	9,309,858	32.3
Wind/solar	1,019	12.9	773	11.8	1,938,470	6.3	1,921,312	6.6
Other	—	—	2	—	—	—	—	—
Total company-controlled	4,366	54.7%	3,339	51.1%	15,972,410	52.1%	14,295,586	49.5%
Total resources	7,983	100.0%	6,524	100.0%	30,635,676	100.0%	28,895,431	100.0%
_______________
1.Net of 15 MW and 35 MW capacity delivered to Canada pursuant to the provisions of a treaty between Canada and the United States and Canadian Entitlement Allocation agreements as of December 31, 2025, and 2024, respectively.
2.The transfer of PSE's interest in Colstrip Units 3 and 4 to NorthWestern Energy was completed by January 1, 2026, and thus thereafter Colstrip no longer serves PSE customers.
3.Includes supply under Company-control related to two tolling agreements with a combined capacity of 783 MW.

Company–Owned Electric Generation Resources
At December 31, 2025, PSE owned the following plants with an aggregate net generating capacity of 3,583 MW:

Plant Name	Plant Type	Net Maximum Capacity (MW)[1]	Year Installed
Colstrip Units 3 & 4 (25% interest)[2]	Coal	370	1984 & 1986
Lower Snake River	Wind	343	2012
Mint Farm	Natural gas combined cycle	320	2007; acquired 2008; upgraded 2017
Goldendale	Natural gas combined cycle	315	2004, acquired 2007, upgraded 2016
Wild Horse	Wind	271	2006 & 2009
Ferndale	Natural gas co-generation	253	1994; acquired 2012
Beaver Creek	Wind	248	2025
Fredonia Units 1 & 2	Dual-fuel combustion turbines	207	1984
Encogen	Natural gas co-generation	165	1993; acquired 1999
Hopkins Ridge	Wind	157	2005 & 2008
Frederickson Units 1 & 2	Dual-fuel combustion turbines	149	1981
Whitehorn Units 2 & 3	Dual-fuel combustion turbines	149	1981
Frederickson Unit 1 (49.85% interest)	Natural gas combined cycle	136	2002; added duct firing 2005
Sumas	Natural gas co-generation	127	1993; acquired 2008
Fredonia Units 3 & 4	Dual-fuel combustion turbines	107	2001
Lower Baker River	Hydroelectric	105	1925: reconstructed 1960; upgraded 2001 and 2013
Upper Baker River	Hydroelectric	104	1959; unit 2 upgraded 1997, upgraded 2021
Snoqualmie Falls[3]	Hydroelectric	54	1898 to 1911 & 1957; rebuilt 2013
Crystal Mountain	Internal combustion	3	1969
Total Net Capacity		3,583
_______________
1.Net Maximum Capacity is the capacity a unit can sustain over a specified period of time when not restricted by ambient conditions or deratings, less the losses associated with auxiliary loads.
2.The transfer of PSE's interest in Colstrip Units 3 and 4 to NorthWestern Energy was completed by January 1, 2026, and thus thereafter Colstrip no longer serves PSE customers.
3.The FERC license authorizes the full 54.4 MW; however, the project's water right issued by the WDOE limits flow to 2,500 cubic feet and therefore output to 47.7MW.

Columbia River Electric Energy Supply Contracts
For the year ended December 31, 2025, approximately 14.0% of the Company’s energy output was obtained through long-term contracts with three of the Washington PUDs that own hydroelectric projects on the Columbia River.
For the year ended, December 31, 2025, PSE's portion of the power output of the PUDs’ projects are set forth below:

		Company’s Annual Share (Approximate)
Project	Contract Expiration Year	Percent of Output	MW Capacity
Chelan County PUD:
Rock Island Project	2051	40.0%	250
Rocky Reach Project	2051	40.0	515
Douglas County PUD:
Wells Project	2029	18.6	156
Grant County PUD:
Priest Rapids Development	2052	9.9	94
Wanapum Development	2052	9.9	102
Total			1,117

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
PSE began participating in the Energy Imbalance Market (EIM) operated by the California Independent System Operator on October 1, 2016. Participation has resulted in reduced costs for PSE customers of approximately $52.5 million in the year ended December 31, 2025, enhanced system reliability, integration of variable energy resources, and geographic diversity of electricity demand and generation resources. The calculated benefits represent the annual cost savings of the EIM dispatch compared with a counter-factual dispatch without the EIM. Benefits can take the form of cost savings, revenues or their combination. Benefits include GHG revenues, transfer revenues and flexible ramping revenues.
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
PSE expects to meet its forecasted peak load with a mix of owned and contracted power supply assets delivered on contracted transmission with the remainder being supplied with PSE-owned transmission. In 2025, PSE had 5,721 MW and 1,620 MW of total transmission demand contracted with the BPA and other utilities, respectively. PSE's portfolio of contracted and owned transmission agreements enables the Company to take advantage of favorable power supply conditions across the WECC in lieu of operating owned generation assets to achieve cost savings.

NATURAL GAS UTILITY OPERATING STATISTICS

Puget Sound Energy	Year Ended December 31,
	2025	2024	2023
Natural gas operating revenue by classes (Dollars in Thousands):
Residential[1]	$900,996	$796,889	$868,462
Commercial firm[1]	396,097	344,014	356,650
Industrial firm	25,339	24,679	25,472
Interruptible	27,133	25,944	37,099
Total retail natural gas sales	1,349,565	1,191,526	1,287,683
Transportation services[1]	31,666	34,706	29,210
Decoupling revenue	7,003	33,232	23,116
Other decoupling revenue[2]	(28,029)	(9,728)	(3,405)
Other[1]	102,152	242,518	87,764
Total natural gas operating revenue	$1,462,357	$1,492,254	$1,424,368
Number of customers served (average):
Residential	821,438	819,413	815,454
Commercial firm	57,064	57,102	56,934
Industrial firm	2,238	2,245	2,260
Interruptible	245	260	270
Transportation	191	199	200
Total customers	881,176	879,219	875,118
Natural gas volumes, therms (thousands):
Residential	549,817	573,739	587,635
Commercial firm	276,566	285,657	285,197
Industrial firm	19,704	21,061	22,168
Interruptible	38,622	41,922	49,275
Total retail natural gas volumes, therms	884,709	922,379	944,275
Transportation volumes	171,410	188,336	192,043
Total volumes	1,056,119	1,110,715	1,136,318

NATURAL GAS UTILITY OPERATING STATISTICS (Continued)

	Year Ended December 31,
	2025	2024	2023
Average therms used per customer:
Residential	669	700	721
Commercial firm	4,847	5,003	5,009
Industrial firm	8,804	9,381	9,809
Interruptible	157,641	161,238	182,500
Transportation	897,435	946,412	960,215
Average revenue per customer:
Residential[1]	$1,097	$973	$1,065
Commercial firm[1]	6,941	6,025	6,264
Industrial firm	11,322	10,993	11,271
Interruptible	110,747	99,785	137,404
Transportation[1]	165,791	174,402	146,050
Average revenue per therm sold:
Residential	$1.639	$1.389	$1.478
Commercial firm	1.432	1.204	1.251
Industrial firm	1.286	1.172	1.149
Interruptible	0.703	0.619	0.753
Average retail revenue per therm sold[1]	$1.525	$1.292	$1.364
Transportation[1]	$0.185	$0.184	$0.152
Heating degree days	4,254	4,380	4,313
Percent of normal - NOAA 30-year average	99.4%	101.0%	98.1%
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

NATURAL GAS FOR NATURAL GAS CUSTOMERS AND ELECTRIC CUSTOMERS
Natural Gas Supply for Natural Gas Customers
PSE purchases a portfolio of natural gas supplies ranging from long-term firm to daily from a diverse group of major and independent natural gas producers and marketers in the United States and Canada (British Columbia and Alberta), utilizing physical and financial hedges to manage volatility in the cost of natural gas.  All of PSE’s natural gas supply is transported through the facilities of Northwest Pipeline, LLC (NWP), the sole interstate pipeline delivering directly into PSE’s service territory.  Accordingly, delivery of natural gas supply to PSE’s natural gas system is dependent upon the reliable operations of NWP.
For base load, peak management and supply reliability purposes, PSE supplements its firm natural gas supply portfolio by purchasing natural gas in periods of lower demand, injecting it into underground storage facilities and withdrawing it during periods of high demand or reduced supply.  Underground storage facilities at Jackson Prairie in western Washington and at Clay Basin in Utah are used for this purpose.  PSE also stores natural gas within the distribution system, held at PSE owned peaking facilities, Tacoma LNG and Gig Harbor LNG, as well as NWP’s Plymouth LNG. In addition, PSE may interrupt service to customers on interruptible service rates, if necessary.
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

PSE optimizes its resources through off-system sales outside of PSE's service territory when on-system demand requirements permit and market economics are favorable, with the resulting economics of these transactions reflected in PSE’s natural gas customer tariff rates through the PGA mechanism.
The following table presents the working natural gas volumes in storage as of December 31, 2025 and 2024:

	At December 31,
	2025	2024
Working natural gas volumes in storage at year end, therms (thousands):
Jackson Prairie	82,537	82,036
Clay Basin	94,067	91,301
Tacoma LNG	5,041	4,900
Gig Harbor LNG	86	94
Plymouth LNG	571	573

Natural Gas Storage Capacity
PSE holds storage capacity in the Jackson Prairie and Clay Basin underground natural gas storage facilities adjacent to NWP’s pipeline to serve PSE’s natural gas customers, enhance supply reliability, provide operational flexibility, and provide significant cost savings by reducing the amount of annual pipeline capacity required to meet peak-day natural gas requirements. The Jackson Prairie facility is operated and one-third owned by PSE. When combined with capacity contracted from NWP’s stake in Jackson Prairie, PSE holds firm withdrawal capacity of approximately 450,000 Dth per day, and over 9.8 million Dth of storage capacity.
PSE holds 12.9 million Dth of Clay Basin storage capacity and approximately 100,000 Dth per day of firm withdrawal capacity at Mountain West Pipeline's Clay Basin storage facility under two long-term contracts with remaining terms of two years and has rights to extend such agreements.

LNG Resources
LNG resources provide firm natural gas supply on short notice for short periods of time.  Due to their high cost and slow cycle times, these resources are normally utilized as a last resort supply source in extreme peak-demand periods, typically during the coldest hours or days.
PSE holds a contract for LNG storage services of 241,700 Dth of PSE-owned natural gas at Plymouth, with a maximum daily deliverability of 70,500 Dth. PSE designates this storage capacity as an alternate supply source for natural gas required to serve PSE's natural gas customers and to serve PSE's generation fleet during peak periods. In addition, PSE holds 15,000 Dth per day of firm pipeline capacity from Plymouth for natural gas customers. The balance of the LNG capacity is delivered using firm NWP pipeline transportation service previously acquired to serve PSE’s generation fleet.
PSE owns and operates a LNG peaking facility in Gig Harbor, Washington, with total storage capacity of 10,600 Dth, which is capable of delivering 2,500 Dth of natural gas per day.

Tacoma LNG Facility
The Tacoma LNG facility, operational since February 2022, provides up to approximately 85,000 Dth per day peak-shaving services to PSE’s natural gas customers and LNG as fuel to transportation customers via Puget Energy's non-regulated subsidiary Puget LNG. Pursuant to an order by the Washington Commission, PSE is allocated 43.0% of the unassigned common capital and operating costs, consistent with the regulated portion of the Tacoma LNG facility, and Puget LNG is allocated the remaining 57.0% of the unassigned common capital and operating costs. Other common capital and operating costs are allocated using specific or prescribed allocators based on the nature of the cost. The portion of the Tacoma LNG facility allocated to PSE is regulated by the Washington Commission.
On April 24, 2024, the Washington Commission issued Final Order 07 under Docket No. UG-230393. On May 3, 2024, PSE made the compliance filing required by Final Order 07. On May 24, 2024, Public Counsel and the Puyallup Tribe of Indians each filed a petition for judicial review of the Washington Commission’s Final Order 07. The petitions were filed in Thurston County Superior Court and have been consolidated. The case was transferred to Division III of the Court of Appeals in March 2025. A hearing date has not been set. For additional information, see Note 4, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Item 8 of this report.

Natural Gas Transportation Capacity
PSE currently holds firm transportation capacity on pipelines owned by Cascade Natural Gas Company (CNGC), NWP, Gas Transmission Northwest (GTN), Nova Gas Transmission (NGTL), Foothills Pipe Lines (Foothills) and Enbridge Westcoast Energy (Westcoast).
PSE holds approximately 520,000 Dth per day of capacity for its natural gas customers on NWP that provides firm year-round delivery to PSE’s service territory.  PSE holds approximately 285,000 Dth per day of firm transportation capacity on NWP to supply natural gas to its electric generating facilities.  For both natural gas customers and electric generating facilities, PSE holds an additional approximately 480,000 Dth per day of seasonal firm capacity on NWP to provide for delivery of natural gas stored at Jackson Prairie to the natural gas system or generating plants. PSE’s firm transportation and storage capacity contracts with NWP have varying terms that provide PSE with either the unilateral right to extend the contracts or the right of first refusal to extend such contracts under current FERC rules.
To supply both its natural gas customers and electric generating facilities, under various contracts, PSE holds additional firm capacity on several upstream pipeline systems. This includes approximately 220,000 Dth per day on the Westcoast Energy pipeline, 120,000 Dth on each of the NTGL and Foothills pipelines, and 115,000 Dth per day on the GTN pipeline. The terms of these contracts all contain an option for PSE to renew its rights.
Additionally, PSE holds approximately 260,000 Dth per day of firm capacity on CNGC to connect generating facilities to the pipeline grid.

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

Integrated System Plan, Resource Acquisition and Development
PSE is required under Washington state law and Washington Commission rules to file an ISP that combines natural gas and electric system planning and clean energy implementation plans. Previously, Washington Administrative Code (WAC) 480-100-625 required PSE to file a natural gas IRP every two years. PSE submitted its 2021 and 2023 natural gas IRP on February 19, 2021 and March 31, 2023, respectively, to the Washington Commission. WAC 480-100-625 required PSE to file an electric IRP every four years and a progress report every two years beginning in 2023. PSE submitted its 2021 electric IRP on April 1, 2021 and submitted its progress report related to the 2021 electric IRP on March 31, 2023. PSE's first ISP will be due by April 2027.
One key electric resource adequacy planning consideration is capacity. Based on the cumulative capacity need by year, the capacity (surplus)/shortfalls identified in PSE's most recent resource adequacy analysis are:

	2026	2027	2028	2029	2030
Projected MW (surplus)/shortfall	576	659	418	524	1,404

Due to growing regional concerns pertaining to capacity within the short-term market, PSE no longer relies on firm short-term spot market purchases. PSE's energy supply actions in 2025 reduced capacity shortfalls in future years as compared to the 2024 projected capacity needs. The elimination of Colstrip Units 3 and 4 from PSE’s energy supply portfolio effective on January 1, 2026, which removed approximately 370 MW of coal generation capacity, the expiration of PSE’s 380 MW coal-transition contract with TransAlta for the Centralia coal plant at the end of 2025, and the expected expiration of PSE's 300 MW

PG&E seasonal exchange contract at the end of 2027 collectively reduce PSE's generation capacity by 1,050 MW. These reductions are planned to be offset by 1,365 MW from the Gray's Harbor combined cycle contract for 665 MW and the conversion of the TransAlta Centralia coal generation facility to a combined cycle plant for 700 MW in 2028. These changes result in a projected capacity shortfall of 576 MW in 2026 and is expected to be a shortfall of 1,404 MW by 2030. PSE plans to cover the projected shortfall in 2026 through a series of market purchases and other activities. The projected capacity above reflects the peak capacity value of intermittent energy resources, such as wind and solar, consistent with CETA requirements.
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
As the rider mechanisms do not mitigate the gross margin erosion associated with reduced energy sales resulting from the Company's energy efficiency efforts, PSE received approval in 2017 from the Washington Commission for continuation of electric and natural gas decoupling mechanisms. The decoupling mechanisms, as approved in 2022 GRC Final Order in Dockets No. UE-220066 and UG-220067, commenced January 7, 2023 for natural gas and January 11, 2023 for electric and the accounting remains unchanged as of the 2024 GRC Final Order in Dockets No. UE-240004 and UG-240005. Decoupling will remain in place until such time that the Washington Commission approves to have them discontinued or modified.

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

Air and Climate Change Protection
PSE owns numerous thermal generation facilities, including natural gas plants and PSE held a partial ownership of Colstrip, and the transfer of PSE's interest in Colstrip Units 3 and 4 to NorthWestern Energy was completed by January 1, 2026, and thus thereafter Colstrip no longer serves PSE customers.  The federal Clean Air Act (CAA), along with its state counterparts, govern each of the natural gas plants and Colstrip and all have CAA Title V operating permits, which must be renewed every five years.  This renewal process is closely monitored by PSE due to the potential impact and additional cost to plants. As these facilities also emit GHGs, they are also subject to any current or future GHG or climate change legislation or regulation, including the CCA and the CETA.  As of December 31, 2025, the Colstrip plant represented PSE’s most significant source of GHG emissions.

Species Protection
PSE owns and operates hydroelectric plants, wind farms and numerous miles of electric distribution and transmission lines that can be impacted by laws related to species protection.  Several species of fish have been listed as threatened or endangered under the federal Endangered Species Act (ESA).  Similarly, there are several avian and terrestrial species that have been listed as threatened or endangered under the ESA or are protected by the federal Migratory Bird Treaty Act or the Bald and Golden Eagle Protection Act.  Prohibitions and permitting requirements set forth in these statutes and related regulations have the potential to influence operations at the hydroelectric plants, the wind farms and the transmission and distribution systems, potentially representing cost exposure and operational constraints.

Remediation
PSE and its predecessors are responsible for environmental remediation at various sites.  These include properties currently and formerly owned by PSE (or its predecessors), as well as third-party owned properties where hazardous substances were allegedly generated, transported and/or released.  The primary cleanup laws to which PSE is subject include the federal Comprehensive Environmental Response, Compensation and Liability Act and, in Washington, the Model Toxics Control Act.  PSE is also subject to applicable remediation laws in Montana, as well as the federal regulations addressing coal combustion residuals, for its prior ownership interest in Colstrip (the transfer of PSE ownership interest in Colstrip Units 3 and 4 to NorthWestern Energy was completed by January 1, 2026, and thus thereafter Colstrip no longer serves PSE customers). Under these laws, PSE may be subject to agency orders to carry out site remediation as these laws impose joint and several liability on any current owner, past owner, operator of a contaminated site or transporter, as well as any entity that generated and disposed of (or arranged for the disposal of) hazardous or other regulated substances at a contaminated site.

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

Mercury Emissions
Mercury control equipment has been installed at Colstrip and has operated at a level that meets the current Montana requirement.  Compliance, based on a rolling twelve-month average, was first confirmed in January 2011, and PSE continued to meet the requirement through December 31, 2025.

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

Greenhouse Gas Emissions
PSE implements both short-term measures and long-term strategies designed to manage GHG emissions. The Company has worked closely with federal, state and local governments on decarbonization and the reduction and mitigation of GHG emissions, including passage of CETA, the CCA, and the Clean Fuels Standard. As a result, the Company eliminated coal from its energy supply portfolio by January 1, 2026, and is planning to achieve net zero carbon emissions for its electric supply for the four-year compliance period beginning January 1, 2030, consistent with CETA requirements. Further, the Company set an aspirational goal to be net zero by 2045 for natural gas sales (which will require future policy, regulatory and/or customer preference changes and technology innovation), and to go beyond direct energy supply by helping other Washington sectors address GHG emissions, such as the transportation sector by upgrading transmission and distribution infrastructure to accommodate more widespread EV adoptions and providing LNG for maritime transportation. The Company has considered the cost of the decarbonization efforts to date, as well as future efforts, in its IRP process (and will do so going forward in its ISP process) and has developed plans for transformational customer programs, and continues to engage in climate change and GHG emissions policy development.

Washington Clean Energy Transformation Act
In May 2019, Washington passed the CETA, which supports Washington's clean energy economy and transitioning to a clean, affordable, and reliable energy future. The CETA requires all electric utilities to (i) eliminate coal-fired generation from their in-state electric supply to customers by December 31, 2025; (ii) be carbon-neutral for the four-year compliance period beginning January 1, 2030 through a combination of non-emitting electric generation, renewable generation, and/or alternative compliance options; and (iii) by 2045, supply 100% of electric generation and retail electricity sales will come from renewable or non-emitting resources. Clean energy implementation plans are required every four years from each IOU. The plan must propose interim targets for meeting the 2045 standard between 2030 and 2045 and describe an actionable plan that the IOU intends to pursue to meet the standard. The Washington Commission may approve, reject or recommend alterations to an IOU’s plan. The Company intends to seek recovery of any costs associated with CETA through the regulatory process. On December 17, 2021, PSE filed its Final CEIP, which proposed a plan for the implementation of CETA for 2022-2025 and associated project costs. On June 6, 2023, the Washington Commission approved PSE’s CEIP, subject to conditions. On November 2, 2023, PSE filed a Biennial CEIP Update with the Washington Commission. PSE’s next CEIP will be combined with its ISP due by April 2027.

Washington Climate Commitment Act
In 2021, the Washington Legislature adopted the CCA, which establishes a GHG emissions cap-and-invest program that requires covered entities, including electric and gas utilities, to purchase allowances to cover their GHG emissions with a cap on available allowances beginning on January 1, 2023, then declining annually through 2050. The WDOE published final regulations on September 29, 2022, which became effective on October 30, 2022. Allowances can be obtained through periodic auctions, or bought and sold on a secondary market.
As an electric utility, PSE is required to obtain emission allowances or offset credits for GHG emissions associated with (i) electricity generated in Washington (ii) electricity imported into the state to serve Washington load, and (iii) all electricity generated by Washington PSE facilities with total annual emissions exceeding 25,000 metric tons of carbon dioxide equivalent per year. As an electric utility subject to Washington’s CETA, PSE receives emission allowances from WDOE at no cost through 2050 for direct emissions associated with electricity used to serve Washington State load to mitigate the cost burden of the program on electric ratepayers.
As a gas utility, PSE is required to obtain emission allowances for GHG emissions associated with (i) natural gas supplied to customers and (ii) any natural gas system associated facilities with emissions that exceed 25,000 metric tons of carbon dioxide equivalent per year. PSE receives some no-cost emission allowances from WDOE to mitigate impacts to natural gas ratepayers. WDOE's allocation of no-cost allowances to PSE for natural gas ratepayers is based on a percentage of PSE baseline natural gas system related emissions (determined from 2015-2019 natural gas system related emissions) and declines annually in accordance with the requirements of the CCA.
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

Greenhouse Gas Emission Reporting
PSE is required to annually submit a report of its GHG emissions to the WDOE including emissions from all individual power plants and other facilities that emit over 10,000 tons per year of GHGs, electric distribution and transmission line losses, certain natural gas distribution facilities and operations, and natural gas sales.  Emissions exceeding 25,000 tons per year of GHGs from these sources must also be reported to the EPA.
The most recent data indicate that PSE’s total GHG emissions (direct and indirect) from its electric supply portfolio, which is based on electricity to serve customer load in 2024 was 8.86 million metric tons of carbon dioxide equivalents. Approximately 25.9% of total electric supply portfolio GHG emissions (approximately 2.29 million metric tons) were associated with PSE’s 2024 ownership and contractual interests in coal generation. Compared to 2023, total GHG emissions decreased by 5.2%. PSE’s GHG emissions resulting from the combustion of natural gas provided to end-users on PSE’s distribution systems in 2024 were 5.86 million metric tons of carbon dioxide equivalents.

Federal Executive Orders Addressing Environmental Issues
Since entering office, President Trump has issued several executive orders that are likely to affect PSE’s federal environmental obligations. The executive orders purport to revoke several existing executive orders and federal environmental mandates, including among other things, notification of withdrawal from the Paris Agreement on climate change and other commitments under the United Nations Framework on Climate Change, which had required commitments to reduce GHG emissions, as well as a pause on federal permitting efforts for wind projects, federal workforce reductions, and possible cessation of certain disbursements under the Inflation Reduction Act and changes to other federal programs.

Inflation Reduction Act
On August 16, 2022, the federal Inflation Reduction Act (IRA) was signed into law. The IRA was intended to lower gasoline and electricity prices, increase energy security, and help consumers to afford emission-cutting technologies. In addition, the IRA will provide tax credits for clean electricity sources and renewable technologies, such as solar and wind. The Company continues to evaluate the impacts and opportunities associated with the IRA on its operations and financial condition, and as of December 31, 2025 generated ITCs under the IRA related to qualifying projects. See Note 13 "Income Taxes" to the consolidated financial statements included in Item 8 of this report.

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBB) was signed into law. The OBBB includes a range of tax reforms and modifications to certain provisions included in the Tax Cuts and Jobs Act of 2017. The OBBB also impacts certain provisions included in the Inflation Reduction Act of 2022 by modifying or accelerating various tax incentives, which led the Company to accelerate project activities on some eligible projects in order to retain the ability to earn tax incentives while continuing to evaluate other potential future impacts of the legislation. See Note 6, "Utility Plant" to the consolidated financial statements included in Item 8 of this report for more details of development projects.

Federal-Level Greenhouse Gas Emission Requirements
The EPA has issued several rules that govern GHG emissions from both new and existing power plants under Section 111 of the CAA. In 2015, the EPA finalized New Source Performance Standards (NSPS) for carbon dioxide (CO2) emissions from new and reconstructed power plants that burn fossil fuels under Section 111(b) of the CAA (2015 NSPS). A new natural gas-fire combustion turbine (CT) that supplies more than its design efficiency or 50 percent, whichever is less, times its potential electric output as net-electric sales on both a 12-operating month and a 3-year rolling average basis, can emit no more than 1,000 lbs. of CO2/MWh, which is achievable with the latest combined cycle technology. New coal-fired steam generating units can emit no more than 1,400 lbs. of CO2/MWh. The 2015 NSPS applies to steam generating units that commenced construction after January 8, 2014, commenced reconstruction after June 18, 2014, or commenced modification after January 8, 2014, but on or before May 23, 2023. It applies to CTs that commenced construction after January 8, 2014, but on or before May 23, 2023, or commenced reconstruction after June 18, 2014, but on or before May 23, 2023.
The EPA finalized another NSPS for CO2 emissions from new and reconstructed fossil fuel-fired CTs on May 9, 2024 (2024 Rule), which apply to CTs that commenced construction or reconstruction after May 23, 2023. The standards vary based on the capacity factor (CF) of the unit: (1) for low load CTs (CF ≤ 20%), affected sources must comply with a CO2 emission limitation of 120 lb CO2/MMBtu; (2) for intermediate load CTs ( 20% < CF ≤ 40%), affected sources must comply with a CO2 emission limitation of 1,170 lb CO2/MWhg; and (3) for base load CTs (CF > 40%), affected sources must install carbon capture and sequestration (CCS) or another technology to meet a CO2 emission limitation of 100 lb CO2/MWhg by January 1, 2032. The 2024 Rule also established limits for GHG emissions from existing fossil fuel-fired steam generating units under Section 111(d) of the CAA, as well as repealed an earlier federal GHG emission rule, the Affordable Clean Energy (ACE) Rule. The ACE Rule, in turn, had replaced the federal Clean Power Plan. Litigation over the ACE Rule remains in abeyance in the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit).
The 2024 Rule is subject to a pending challenge in the D.C. Circuit that has been held in abeyance since April 2025, due to EPA’s plan to reconsider the 2024 Rule. On June 17, 2025, EPA proposed to repeal all GHG emission standards for the power sector under Section 111, including the 2015 NSPS and the 2024 Rule. According to EPA’s November 2025 status report to the D.C. Circuit in the pending challenge to the 2024 Rule, the Agency was continuing to work on the rulemaking and planned to provide further update to the court on February 23, 2026.

Criteria Air Pollutant Emissions Limits for New, Modified, and Reconstructed Stationary Combustion Turbines
On January 15, 2026, EPA published a final rule revising the NSPS regulating criteria air pollutant emissions from new, modified, and reconstructed stationary CTs subject to 40 C.F.R. Subparts GG or KKKK. The final rule sets a range of NOx emission standards (depending on the type of CT, operating conditions, and fuel combusted) based on combustion controls (i.e., without SCR) for all but one subcategory of new, modified, or reconstructed stationary CT. For that subcategory—new large turbines with high rates of utilization (i.e., 12-calendar-month capacity factors greater than 45 percent)—the standard (5 ppm) is based on the installation of combustion controls with SCR. EPA retained the existing sulfur dioxide (SO2) standards, based on its finding that BSER remains the use of pipeline natural gas and distillate fuels. The standards apply to affected sources that began construction, modification, or reconstruction after December 13, 2024, the date of publication of the proposal in the Federal Register.

Regional Haze Rule
In January 2017, the EPA revised the Regional Haze Rule. Among other things, these revisions delayed the second planning period Regional Haze review from 2018 to 2021; however, the end date will remain 2028. As such, states were required to prepare State Implementation Plans (SIPs) for the second planning period by July 31, 2021. Washington submitted its SIP revision in January 2022, which determined that no additional emissions controls on power plants were necessary to make reasonable progress toward visibility improvement. EPA published its final approval of the Washington SIP revision on September 25, 2025. Montana submitted its SIP revision in August 2022, which required no additional emissions controls to make reasonable progress toward the visibility improvement. EPA published its final approval of the Montana SIP revision on November 28, 2025.
In April 2024, the EPA opened a non-rulemaking regulatory docket seeking public input on the Agency’s efforts to update and revise the Regional Haze Rule in advance of the third planning period, for which SIPs will be due to EPA on July 31, 2031. In October 2025, EPA followed this with an advanced notice of proposed rulemaking announcing its plans to revise the Regional Haze Rule and requesting public input on potential changes. EPA’s final action will govern the scope of SIPs, including state consideration of potential additional emissions controls on existing power plants to address regional haze.

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
In addition to the EPA's CCR rule, in 2012 the operator of Colstrip and the state of Montana entered into an Administrative Order on Consent (AOC) that also addresses clean up and closure of CCR units at Colstrip. The CCR rule and the AOC required significant changes to the Company's Colstrip operations that were reviewed by the Company and the plant operator in the second quarter of 2015. PSE had previously recognized a legal obligation under the EPA rules to dispose of ash material at Colstrip in 2003. Due to the CCR rule, additional disposal costs were added to the ARO.
In 2018, the D.C. Circuit overturned certain provisions of the CCR rule and remanded some of its provisions back to the EPA. As a result of that decision and certain other developments, the EPA has continued to work on developing new rules regarding CCR, including establishing a presumptive date of April 11, 2021, for facilities to stop placing coal ash into unlined surface impoundments. In May 2023, the EPA published a proposed rule to expand the scope of the units subject to the federal CCR regulations to include inactive surface impoundments at inactive generating facilities, as well as “CCR management units” at facilities otherwise subject to federal CCR regulation. This proposal was finalized in May 2024 and became effective in November 2024, and extends federal regulation (including groundwater monitoring, closure, and corrective action requirements) to historic placements or disposal of CCR at power plant facilities, including Colstrip. The final rule is currently subject to challenge for the D.C. Circuit, and the EPA has announced that it will reconsider the rule.
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

Employee Overview
At December 31, 2025, PSE had approximately 3,412 full-time equivalent employees.  Approximately 1,053 PSE employees are represented by the IBEW or the UA.  The UA contract was ratified effective October 1, 2025, and will expire September 30, 2029. The Company has two contracts with the IBEW; one ratified effective April 1, 2020, and will expire March 31, 2026 and a second ratified effective May 1, 2023 and will expire April 30, 2027.
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
•For additional details on company retirement benefits see Item 8, Note 12 "Retirement Benefits" (for employees hired prior to January 1, 2014) and Item 11 of this report.

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
•Non-discrimination: PSE is committed to fostering a welcoming workplace free of discrimination, where all employees have a voice. PSE seeks to be our customers’ clean energy partner of choice and values cultivating an environment that authentically reflects the communities we serve. PSE's employees are critical to our mission and the Company is committed to creating opportunities for engagement. PSE has nine active and voluntary employee resource groups (ERGs), which are open to all employees and do not provide exclusive benefits to members based on protected traits. These groups benefit their members and the Company by integrating different perspectives, offering opportunities for professional development, increasing employee retention and recruitment, and providing additional insight into how to solve problems, innovate, and meet customer needs. PSE also participates with regional and national member organizations that work to strengthen our connections with the communities we serve and advance industry best practices.

Information About Our Executive Officers
The executive officers of Puget Energy as of February 19, 2026, are listed below along with their business experience during the past five years.  Officers of Puget Energy are elected for one-year terms.

Name	Age	Offices
M. E. Kipp	58
President since August 2019; Chief Executive Officer since January 2020. President and Chief Executive Officer at El Paso Electric from May 2017 to August 2019; Chief Executive Officer at El Paso Electric from December 2015 to May 2017

J. Martin	44
Senior Vice President and Chief Financial Officer since May 2024; Vice President, Undergrounding, at Pacific Gas & Electric Company from 2022 to 2024; Vice President, Supply Chain and Chief Procurement Officer at Pacific Gas & Electric Company from 2019 to 2022; Vice President, Business Finance and Planning at Pacific Gas & Electric Company from 2016 to 2019

L. Luebbe	58
Senior Vice President, Chief Sustainability Officer and General Counsel since December 2022; Vice President Sustainability and Deputy General Counsel from March 2022 to November 2022; Assistant General Counsel and Director Environmental Services from 2005 to March 2022

S. W. Smith	40
Controller and Principal Accounting Officer since December 2022; Manager, Revenue Requirements from September 2019 to December 2022; Manager, Energy and Derivatives Accounting from July 2018 to August 2019

The executive officers of PSE as of February 19, 2026, are listed below along with their business experience during the past five years.  Officers of PSE are elected for one-year terms.

Name	Age	Offices
M. E. Kipp	58
President since August 2019; Chief Executive Officer since January 2020. President and Chief Executive Officer at El Paso Electric from May 2017 to August 2019; Chief Executive Officer at El Paso Electric from December 2015 to May 2017

J. Martin	44
Senior Vice President and Chief Financial Officer since May 2024; Vice President, Undergrounding, at Pacific Gas & Electric Company from 2022 to 2024; Vice President, Supply Chain and Chief Procurement Officer at Pacific Gas & Electric Company from 2019 to 2022; Vice President, Business Finance and Planning at Pacific Gas & Electric Company from 2016 to 2019

L. Luebbe	58
Senior Vice President, Chief Sustainability Officer and General Counsel since December 2022; Vice President Sustainability and Deputy General Counsel from March 2022 to November 2022; Assistant General Counsel and Director Environmental Services from 2005 to March 2022

A. August	46
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

C. Pospisil	57
Senior Vice President, Chief Development Officer since January 2026; Vice President Business Development and M&A from August 2023 to January 2026; Vice President Head of Wind Development at Terra-Gen, LLC from 2017-2023; Vice President of Development at Terra-Gen, LLC from 2016-2017

M. Steuerwalt	57
Senior Vice President, External Affairs since September 2023; Teaching Associate Professor at Evans School of Public Policy, University of Washington since 2017; Partner at Insight Strategic Partners from 2017 to 2023

M. Vargo	44	Senior Vice President, Energy Operations since January 2024; Vice President Corporate Shared Services from July 2023 to January 2024; Chief Operating Officer at Seattle City Light from 2021 to 2023, Deputy Chief Operating Officer at Seattle City Light from 2020 to 2021; Network, Substations and Service Operations Director at Seattle City Light from 2016 to 2019
S. Upton	53
Chief Information Officer and Head of Corporate Services since May 2024; Chief Information Officer from March 2023 to May 2024; Partner at Fortium Partners since 2023, Chief Information Officer at Solomon Partners from 2021 to 2023; Global Chief Operating Officer at Credit Suisse from 1997 to 2020

S. W. Smith	40
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

PSE’s recovery of costs is subject to regulatory review and its operating income may be adversely affected if its costs are disallowed. Traditionally, the Washington Commission determined the rates PSE may charge its electric and natural gas retail customers based, in part, on historic costs during a particular test year, adjusted for certain normalizing adjustments. In 2021, Washington enacted into state law Engrossed Substitute Senate Bill (ESSB) 5295, which among other things amended RCW 80.28 to require electric and natural gas utilities to file forward looking MYRPs as part of their general rate case filings. PSE filed its first rate case under this updated statute in 2022 in Dockets UE-220066 and UG-220067 and the Washington Commission subsequently approved rates in this case predicated on a projection of costs expected to occur during the rate years of the MYRP. PSE filed its second general rate case under this updated statute in February 2024 in Dockets UE-240004 and UG-240005. The changes to RCW 80.28 did not materially change the recovery of power and natural gas costs. As has been the case for many years, power costs are normalized for market, weather and hydrological conditions projected to occur during the applicable rate year, the ensuing twelve-month period after rates become effective. Similarly, natural gas costs are adjusted through the PGA mechanism, as discussed previously. If in a specific year PSE’s costs are higher than the amounts used by the Washington Commission to determine the rates, revenue may not be sufficient to permit PSE to earn its allowed return or to cover its costs. In addition, the Washington Commission has the authority to determine what level of expense and investment is reasonable and prudent in providing electric and natural gas service. If the Washington Commission decides that part of PSE’s costs do not meet the standard, those costs may be disallowed partially or entirely and not recovered in rates. Concerns about customer affordability could cause the regulators to approve lesser cost recovery amounts than requested by PSE. For the aforementioned reasons, the rates authorized by the Washington Commission may not be sufficient to earn the allowed return or recover the costs incurred by PSE in a given period.

PSE is currently subject to a state law that requires PSE to share its excess earnings above the authorized rate of return with customers. In addition to requiring electric and natural gas utilities to file MYRPs, ESSB 5295 also requires PSE to defer revenues that are in excess of 50 basis points higher than the authorized rate of return based off the normalized rate of return reported to the Washington Commission within the Commission Basis Reports,. The deferred amounts may be refunded to customers or applied in some other way as determined by the Washington Commission. The earnings test is performed for each service (electric/natural gas) separately, so PSE would be obligated to share the earnings for one service exceeding the authorized rate of return, even if the other service did not exceed the authorized rate of return.

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

RISKS RELATING TO PSE’s OPERATION

PSE’s cash flow and earnings could be adversely affected by high prices and volatile markets for purchased power, tariffs, variable hydrological and wind conditions, outages of its generating facilities or a failure to deliver on the part of its suppliers. The utility business involves many operating risks.  If PSE’s operating expenses, including the cost of purchased power and natural gas, significantly exceed the levels recovered from retail customers, its cash flow and earnings would be negatively affected.  The cost of purchased power and natural gas are influenced by many factors, including but not limited to, high prices in western wholesale markets during periods when PSE has insufficient energy resources to meet its energy supply needs, transmission availability, government regulations and actions including tariffs, changes to federal grant programs and government staff reductions and/or purchases in wholesale markets of high volumes of energy at prices above the amount recoverable in retail rates. Additional factors, which may contribute to PSE's insufficient energy supply include:
•Below normal levels of generation by PSE-owned hydroelectric and wind facilities due to low streamflow conditions or precipitation and snowpack, and variable wind conditions, respectively;
•Extended outages of any of PSE-owned generating facilities or the transmission lines that deliver energy to load centers, or the effects of large-scale natural disasters on a substantial portion of distribution infrastructure; and
•Failure of a counterparty to build or deliver capacity or energy purchased by PSE.

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

Natural disasters and catastrophic events, including terrorist acts, may adversely affect PSE's business and expose the Company to liability.  Events such as wildfires, earthquakes, floods, tornadoes and other extreme weather events, explosions, vandalism, terrorist acts, and other similar occurrences, could damage PSE's operational assets, including utility facilities, information technology infrastructure, distributed generation assets, pipeline assets and operational assets of PSE's suppliers or customers. These events could disrupt PSE's ability to meet customer requirements, significantly increase PSE's response costs, cause reputational harm and significantly decrease PSE's revenues. Unanticipated events or a combination of events, insufficient resources needed to respond to events or a slow or inadequate response to events, may have an adverse impact on PSE's operations, financial condition, and results of operations. Natural disasters and catastrophic events may also expose PSE to liability for personal injury, loss of life and property damage. While PSE maintains insurance coverage for natural disasters and catastrophic events, such insurance coverage is subject to the terms and limitations of the available policies and may not be sufficient in scope or amount to cover PSE’s ultimate liability. The availability of insurance coverage has been and will likely continue to be limited and will likely continue to result in higher deductibles, higher premiums and more restrictive policy terms to the extent commercially sourced insurance remains available.

Wildfires may adversely affect PSE's business, financial condition and results of operations and expose the Company to liability. PSE’s service territory spans regions in Washington State that are susceptible to wildfires due to vegetation density, drought conditions, high winds, extreme temperatures, and other climate-related factors. Wildfires may be ignited by, or alleged to have been ignited by PSE’s transmission, distribution or generation infrastructure or by PSE’s or its contractors’ operating or maintenance practices. In such events, PSE could be subject to substantial claims and costs, including fire suppression and clean-up expenses, evacuation and emergency response costs, fines and penalties, and liability for economic and property damage, business interruption, environmental impacts, personal injury, or loss of life, whether based on claims of negligence, trespass, or otherwise. Even where PSE is not ultimately found liable, PSE could incur significant defense and settlement costs, and may be subject to governmental investigations, enforcement actions, and reputational harm.
PSE’s wildfire mitigation and response protocols such as public safety power shutoff (PSPS) programs may not be successful or sufficient in preventing wildfires and, if implemented, may themselves give rise to claims. For example, intentional power interruptions taken to reduce wildfire risk (such as PSPS), may lead to customer complaints or claims for lost service, business interruption, data loss, spoilage, or other damages.
The frequency and severity of wildfires may increase due to changing climate conditions, including prolonged drought, heat waves, reduced precipitation, higher wind events, and the spread of pests or diseases that create more dead or dying vegetation. Wildfires may damage or destroy PSE’s infrastructure, impair PSE’s ability to deliver power, or limit PSE’s ability to access facilities for inspection and repair, resulting in extended outages, increased operating and capital costs, and reduced revenues. Restoration and hardening efforts following a wildfire can be time-consuming and costly, and supply chain constraints or labor shortages may exacerbate these impacts.
Wildfires, including those beyond PSE’s service territory, have adversely affected insurance markets and may make insurance coverage for wildfire risk limited, costly, or unavailable on commercially reasonable terms, and PSE’s policies may contain sublimits, exclusions and higher deductibles that could result in material uninsured or underinsured losses. Insurers may reduce coverage or increase premiums over time. PSE may be unable to recover wildfire-related costs in rates or through other regulatory mechanisms, or recovery may be delayed, contested, or conditioned. If wildfire-related liabilities or costs exceed PSE’s insurance and cost-recovery mechanisms, PSE’s financial condition, results of operations, cash flows, and liquidity could be materially adversely affected.
A significant wildfire event, whether or not caused by PSE’s equipment or operations, could also result in increased scrutiny from regulators and lawmakers, more stringent compliance obligations, and heightened litigation risk. Adverse outcomes or the perceived risk of wildfire exposure absent a specific event could harm PSE’s reputation, hinder PSE’s access to capital markets, negatively affect PSE’s credit ratings and increase its cost of borrowing. The absence of legislation limiting wildfire-related liability or establishing a wildfire relief fund could further pressure PSE’s credit profile, constrain its ability to attract capital on acceptable terms, and impede investments necessary to execute its strategic plan.
The magnitude and timing of wildfire-related costs and liabilities are inherently uncertain and depend on numerous factors, including weather conditions, the effectiveness of mitigation measures, legal standards of liability, insurance availability, and regulatory treatment. As a result, PSE may underestimate the scope, duration, or financial impact of wildfire-related risks.

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

Costs of compliance with environmental, climate change and endangered species laws are significant and the costs or reduced revenue related to compliance with new and emerging laws and regulations and the occurrence of associated liabilities could adversely affect PSE’s results of operations. PSE’s operations are subject to extensive federal, state and local laws and regulations relating to environmental issues, including air emissions and climate change, endangered species protection, remediation of contamination, avian protection, waste handling and disposal, decommissioning, water protection and siting new facilities.  In addition, recent laws proposed or passed by the State of Washington and various municipalities in PSE's service territory, including Seattle, seek to reduce or eliminate the use of natural gas in various contexts, such as for space and water heating in new commercial and multifamily buildings. As a result of these legal requirements, PSE must spend significant sums of money to comply with these measures including resource planning, remediation, monitoring, analysis, adoption of mitigation measures, use of pollution control equipment, and emissions-related abatement and fees.  New or reinterpreted environmental laws and regulations affecting PSE’s operations, or restricting the use of products sold by PSE, may be adopted, which could impact PSE or its facilities.  Compliance with these or other future regulations could require significant expenditures or reduce revenue and thus adversely affect PSE financially. While PSE may be able to recover costs through customer rates or regulatory mechanisms, such cost recovery could negatively affect the affordability of our services for customers, it may not be possible to recover the full costs or it could take several years to collect. Other risks related to PSE's regulatory compliance include, but are not limited to: changes to ratemaking by state and federal regulators, including recovery methodologies over PSE's energy costs, market uncertainty, customer rate impacts, customer satisfaction and loyalty, cash liquidity and credit volatility.
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

PSE's inability to adequately develop or acquire the necessary infrastructure to comply with new and emerging laws and regulations could have a material adverse impact on our business and results of operations. Uncertainty surrounding PSE's energy resource portfolio exists due in part to the potential changes in regulatory standards, impacts of new and existing laws and regulations (including federal actions or inaction that may impact the siting, permitting, and construction of new facilities), individuals and organizations seeking to combat climate change and the need to obtain various regulatory approvals. An abundance of low and stably priced natural gas, contrasted by environmental, regulatory, and other concerns surrounding coal-fired generation resources, fossil fuel infrastructure bans, energy resource portfolio requirements, including those related to renewables development and energy efficiency measures, creates conflicting strategic challenges related to the Company's generation portfolio and fuel diversification mix.
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
Climate change could also have significant physical effects in PSE’s operational territory, such as increased frequency and severity of storms, wind, droughts, heat waves, wildfires, floods, cold weather events and other extreme weather events. Such extreme weather events could affect transmission, distribution and generation facilities, resulting in service interruptions and extended or mass outages, which may adversely impact operations and financial results. Costs incurred due to such events may only be recovered through rates if approved for recovery by the Washington Commission. Additionally, extreme weather events impact customer energy needs and can significantly impact demand, thus increasing wholesale prices for power that PSE purchases to serve customers. PSE has regulatory mechanisms in place to mitigate the effects of price volatility; however, such mechanisms require regulatory approval and may not function as intended.

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

PSE depends on its work force and third party vendors to perform certain important services and may be negatively affected by its inability to attract and retain professional and technical employees or the unavailability or poor performance of vendors. PSE is subject to workforce factors, including but not limited to loss or retirement of key personnel and availability of qualified personnel. PSE’s ability to implement a workforce succession plan is dependent upon PSE’s ability to employ and retain skilled professional and technical workers.  Without a skilled workforce, PSE’s ability to provide quality service to PSE’s customers and to meet regulatory requirements could suffer, which could affect PSE’s earnings. In addition, the costs associated with attracting and retaining qualified employees could reduce earnings and cash flows.
PSE continues to be concerned about the availability of skilled workers able to perform necessary utility functions and to provide service to customers.  PSE also hires third party vendors to perform a variety of normal business functions, such as power plant maintenance, data warehousing and management, electric facility development construction and maintenance, electric transmission and natural gas distribution construction and maintenance, certain billing and metering processes, call center overflow and credit and collections.  The lack of skilled workers, unavailability of such vendors, or poor performance associated with vendor work could adversely affect the quality and cost of PSE’s natural gas and electric service and accordingly PSE’s results of operations.

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

Changes in customer growth and customer usage may have an adverse impact on PSE’s financial condition. Changes in the number of customers and customer usage are driven by many variables including, but not limited to: population changes in PSE’s service territory, expansion or loss of service area, inflationary pressures, economic and geopolitical conditions, changes to customer needs and expectations, regulatory environment and state and federal legislation including the enforcement of such legislations, regulations and policies, customer-generated power, demand response, and transportation electrification. Such factors may adversely impact the Company by increasing competition, decreasing customer satisfaction and loyalty, and causing customers to seek alternative sources of energy. In contrast, some factors, such as transportation electrification and electric heating sources, among others, may result in unexpected demand for energy, which could lead to PSE being required to purchase power at higher-costs to meet peak demands. Further, changes in such customer use could necessitate the need for PSE to accelerate investment in additional generation, distribution, transmission, and storage resources beyond current resource planning. Such changes could result in significant expenditures by PSE or reduce revenue and thus adversely affect PSE financially.  There is potential that such changes could negatively affect the affordability of our services for customers and/or PSE may not be able to recover all of its costs for such expenditures through electric and natural gas rates in a timely manner.

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

Increased competition from other industries and entities may impact the Company’s ability and cost to acquire generation and transmission resources. Entities, primarily in the technology sector, could enter into power purchase agreements or other resource acquisition agreements to meet their growing energy needs and carbon emission targets. The potential increase in competition for energy resources, including generation and transmission, may be influenced by a variety of factors, including (1) entities’ commitments to reduce carbon emissions and their increased reliance on renewable energy sources, (2) increasing demand for additional cloud computing infrastructure, and (3) growing demand for more data centers to support artificial intelligence products and services. Such competition for energy resources, including renewable energy resources, may diminish the Company’s ability to acquire generation and transmission resources reliably and cost effectively to serve customer demand. As a result, the Company’s financial condition and results of operations may be adversely impacted.

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

The amount of the Company's debt could adversely affect its liquidity and results of operations. Puget Energy and PSE have short-term and long-term debt and may incur additional debt (including secured debt) in the future.  Puget Energy has access to a multi-year $800.0 million revolving credit facility, secured by substantially all of its assets, which has a maturity date of May 14, 2027. There was $427.5 million outstanding under the facility as of December 31, 2025.  Puget Energy's credit facility includes an expansion feature that could, subject to the commitment of one or more lenders, increase the size of the facility to $1.3 billion. PSE also has a separate credit facility, which provides PSE with access to a multi-year $800.0 million revolving credit facility and includes an expansion feature that could, subject to the commitment of one or more lenders, increase the size of the facility to $1.4 billion. The PSE credit facility matures on May 14, 2027. As of December 31, 2025, no amounts were drawn and outstanding under the PSE credit facility. In addition, Puget Energy has issued $2.2 billion in senior secured notes, whereas PSE, as of December 31, 2025, had approximately $6.5 billion outstanding under pollution control bonds and senior notes. The Company's debt level could have important effects on the business, including but not limited to:
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

Poor performance of pension and postretirement benefit plan investments and other factors impacting plan costs could unfavorably impact PSE’s cash flow and liquidity. PSE provides a defined benefit pension plan and postretirement benefits to certain PSE employees and former employees.  Costs of providing these benefits are based, in part, on the value of the plan’s assets and the current interest rate environment. Therefore, adverse market performance or low interest rates could result in lower rates of return for the investments that fund PSE’s pension and postretirement benefits plans, which could increase PSE’s funding requirements related to the pension plans.  Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase PSE's funding requirements related to the pension plans. Any contributions to PSE’s plans in 2026 and beyond, as well as the timing of the recovery of such contributions in GRCs, could adversely affect PSE’s cash flow and liquidity.

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
Beginning February 2009, pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below, except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE's ability to declare or make any distribution is limited by its corporate credit/issuer rating and EBITDA to interest ratio, as previously discussed above.  The common equity ratio, calculated on a regulatory basis, was 48.7% at December 31, 2025, and the EBITDA to interest expense ratio was 5.2 to 1.0 for the twelve-months ended December 31, 2025.
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

GENERAL RISK FACTORS

Changes in legislation, regulation, and government policy may have a material adverse effect on the Company's business. The Company is subject to numerous federal, state and local laws, regulations and policies, including executive orders, that materially impact operations and financial condition. Specific laws, regulations and policies, including executive orders, and proposals, that impact the Company include, but are not limited to: tax reform, modifications to eligibility or accelerations of various tax incentives and credits, utility regulations, carbon reduction, climate change and environmental regulations, accounting regulations, federal grant programs, incentives and funding policies, infrastructure regulations, approvals or determinations from various regulatory bodies for the siting, permitting, and construction of new facilities (including directives and actions taken related to national security), tariffs and trade restrictions and budget and efficiency measures, including any actual or potential reduction in the federal workforce. Changes in current laws, regulations and policies, proposed legislations, regulations or policies, including executive orders, or a change in the interpretation or enforcement of such laws, regulations and policies could have a material adverse impact on the Company's financial condition and results of operations. Commonly, laws and related regulations are inherently complex, and thus, the Company must make judgments and interpretations about the application of the law and corresponding impacts to our operations and financial condition.  Disputes over interpretations of laws may be settled with the relevant authority overseeing certain laws and regulation, upon appeal or through litigation. Changes in federal, state, and local office holders may also increase the rate of change, interpretation and enforcement of these laws and regulations.

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

The Company's results of operations and financial condition could be adversely affected by inflationary pressures. Inflationary pressures could result in increased labor, commodities, materials and supplies, outside services and capital costs, among others, which can negatively affect the affordability of our services for customers and/or may not be offset by an increase in revenues, both of which would likely have an adverse effect on the Company’s results of operations and financial condition. Continued inflationary pressures, an economic downturn, or a recession could also negatively impact customer use or ability to pay for services rendered and reduce revenues and cash flows, thus adversely affecting results of operations. While regulatory mechanisms exist to help mitigate the impacts of inflation on commodity prices, the Company cannot assure that rising inflation will not have an adverse effect on the Company's results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
PSE maintains a comprehensive business continuity plan that includes the identification, assessment and management of risks arising from various avenues, including cyber. Business continuity includes action plans to respond to and remedy information technology (IT) outages, attacks, and other cyber threats, which are maintained between two specific plans, the IT disaster recovery plan and the cybersecurity incident response plan (CSIRP). The CSIRP specifies guidance for various cyber related risks to ensure business continuity and timely reporting of incidents to various governing bodies, including the SEC. The CSIRP is a perpetually updated plan that is managed by the Chief Information Security Officer (CISO) and Chief Information Officer (CIO). PSE's CIO has served in various roles in IT and IT security for over 15 years, including serving as Chief Operating Officer or Chief Information Officer primarily in the financial services industry. Further, the CIO holds an undergraduate degree in computer science. PSE's CISO has over 25 years of experience managing IT security across different industries and companies. Additionally, the CISO holds an undergraduate degree and has been a Certified Information Systems Security Professional for over 20 years.
As part of the CSIRP, PSE maintains a standalone team of IT security and risk management professionals in the Cyber Defense Center (CDC). The CDC is responsible for implementing the CSIRP, including the identification and ongoing monitoring and response to all cyber events and risks, including risks associated with the Company’s use of third-party service providers, which impact the Company. To identify, defend, detect and respond to cyber events, PSE performs various on-going activities, such as, proactive privacy and cybersecurity reviews of systems and applications, monitoring threat intelligence information feeds, penetration testing to test security controls, conducting employee trainings, and monitoring emerging laws and regulations related to data protection and information security. Additionally, the Company conducts tabletop and live exercises to simulate our response to cybersecurity incidents. Depending on the nature of the incident, PSE may engage consultants, assessors, or other third-parties to assist in the assessment, testing, remediation, and/or management of cyber incidents.
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
As of December 31, 2025, the Company was not aware of (i) any cybersecurity incidents, or (ii) any specific cybersecurity threats, that, in either case, materially affected or are reasonably likely to materially affect the business, strategy, results of operations, or financial condition of the Company. However, we can provide no assurance that there will not be cybersecurity threats or incidents in the future or that they will not materially affect PSE, including our business, strategy, results of operations, or financial condition. For more information regarding risk from cybersecurity threats, see Item 1A, "Risk Factors" included in this report.

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

ITEM 3. LEGAL PROCEEDINGS
Contingencies arising out of the Company's normal course of business existed as of December 31, 2025. Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For further details, see Note 15, "Commitments and Contingencies" to the consolidated financial statements included in Item 8 of this report.
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
For information on litigation or legislative rulemaking proceedings, see Note 14, "Litigation" to the consolidated financial statements included in Item 8 of this report. For information on environmental remediation, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

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
The payment of dividends on PSE common stock to Puget Energy is restricted by terms of the Washington Commission merger order.  Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission as well as by the terms of its credit facilities.  For further discussion, see Item 1A, "Risk Factors"- Risks Relating to Puget Energy’s Corporate Structure and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in this report.
From time to time, when deemed advisable and permitted, PSE and Puget Energy pay dividends on their respective common stock. During 2025, 2024, and 2023, PSE paid dividends to its parent, Puget Energy, and Puget Energy paid dividends to its parent, Puget Equico, in the amounts shown in Puget Energy's and PSE's Consolidated Statements of Common Shareholder's Equity, included in Item 8, "Financial Statements and Supplementary Data" of this report.

ITEM 6. [Reserved]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-K. This section generally discusses the results of operations and changes in financial condition for 2025 compared to 2024. For discussion related to the results of operations and changes in financial condition for 2024 compared to 2023 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal year 2024 Form 10-K, which was filed with the United States Securities and Exchange commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Puget Energy’s and PSE’s actual results could differ materially from results that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” and “Risk Factors” included elsewhere in this report.  Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy’s and PSE’s other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy’s and PSE’s business, prospects and results of operations.

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
The following table presents PSE’s ROE, its return on AMA equity and its authorized regulated ROE for 2025 and 2024:

	2025			2024
(Dollars in Thousands)	Earnings	Average Common Equity	Return on Equity	Earnings	Average Common Equity	Return on Equity
Return on equity	$458,715	$5,884,719	7.8%	$346,148	$5,307,338	6.5%
Less/Plus: Unrealized gains and losses on derivative instruments, after-tax	—	—	*	(26,790)	—	*
Plus: Equity adjustments[1]	—	(20,508)	*	—	16,460	*
Plus: Impact of average of monthly average (AMA)	—	66,012	*	—	106,805	*
Return on AMA equity	$458,715	$5,930,223	7.7%	$319,358	$5,430,603	5.9%
Authorized regulated return on equity[2]			9.8%			9.4%
_______________
1.Equity adjustments are related to removing the impacts of accumulated other comprehensive income (AOCI), subsidiary retained earnings, retained earnings of derivative instruments, and decoupling 24-month revenue reserve.
2.The authorized regulated return on equity rate per the approved 2024 and 2022 GRC is 9.8% and 9.4%, respectively, for natural gas and electric effective January 29, 2025 for the 2024 GRC and effective January 1, 2023 for the 2022 GRC.
*Not meaningful and/or applicable.

The following chart displays the Company's return on AMA equity compared to its authorized regulated ROE for the year ended December 31, 2025:

Authorized ROE to
2025 actual return on AMA equity
ROE %
11.0%
10.0%
9.0%
8.0%
7.0%
6.0%
9.8%
0.3%
(0.7)%
(0.6)%
(0.4)%
(0.4)%
(0.3)%
7.7%
Authorized regulated ROE
AMI / LNG deferred return recovery
Power cost recovery
Capital related items
Colstrip closure disallowances and refunds
Below the line expenses
Other expenses
Return on AMA equity

The Company’s 2025 return on AMA equity was 7.7%, which is lower than the 9.8% authorized regulated ROE primarily due to the following:
•AMI / LNG deferred return recovery resulted in an increase of $17.6 million, or 0.3% to ROE.
•Power cost recovery was lower in 2025 than the amount allowed in rates, which was primarily driven by consistently lower power prices throughout the year combined with low hydroelectric supply, which reduced the margin from wholesale sales of surplus power relative to the amount included in rates. Higher power costs resulted in a reduction of $44.0 million, or 0.7% to ROE.
•Capital related items contributed to lower than authorized return of $32.7 million, or 0.6% to ROE, due to $36.7 million of lower AFUDC resulting primarily from large capital projects placed into service earlier than anticipated, partially offset by lower depreciation and amortization expense of $4.0 million due to delayed plant additions.
•Colstrip closure disallowances and refunds as ordered by the Washington Commission specific to disallowed Colstrip capital projects deemed life-extending as well as major maintenance costs that are not recoverable after divestiture of the plant on January 1, 2026, resulting in a reduction of $21.5 million, or 0.4% to ROE.
•Below the line expenses which are not recoverable in rates resulted in a reduction of $22.5 million, or 0.4% to ROE.
•Other expenses including $8.5 million of regulatory deferred interest expense and $6.4 million of other costs, which in total resulted in a reduction of $14.9 million, or 0.3% to ROE.

Factors and Trends Affecting PSE’s Performance
PSE’s ongoing regulatory requirements and operational needs necessitated the investment of substantial capital in 2025, which will continue in future years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:
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
•Natural disasters such as wildfires, earthquakes, hurricanes, floods, landslides and windstorms or the rise in frequency and magnitude of extreme temperature events; possible accidents, explosions, fires or mechanical breakdowns affecting or caused by PSE's facilities or infrastructure; changes in legislation, regulation and government policies including federal grant programs, trade restrictions and tariffs, government permitting, authorizations or determinations and government staff reductions may increase the Company's costs, delay projects, interrupt service, impact PSE's generation, transmission and distribution systems, subject the Company to increased liability, and/or adversely affect its operations;
•Risks due to health crises, such as epidemics and pandemics, including supply shortages, rising costs, disruption to vendor or customer relationships, the potential for reputational harm, the impact of government, business and company closure of facilities, customer or contract defaults, concerns of safety to employees and customers, potential costs due to quarantining of employees and work-from-home policies, and the Company's and vendor staffing levels resulting from vaccination mandates; and
•Legislative, regulatory, code, and/or ordinance changes, including executive orders, administrative orders, tariffs and trade restrictions and budget and efficiency measures, including any actual or potential reduction in the federal workforce, that impact operations, electric and natural gas availability, sales, transmission, costs and/or delivery.

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
IOUs are required to file a forward looking MYRP for two, three, or four years as part of a GRC filed with the Washington Commission. For the initial rate year, the Washington Commission is required to ascertain and determine the fair value for rate-making purposes of the property in service, as of the date that rates go into effect. While utilities are required to file a MYRP (at least two years in length), the Washington Commission is not required to approve them. To the extent the Washington Commission approves a MYRP, utilities are bound to the first and second year of the MYRP but may file for a new rate plan in years three or four. If a company earns greater than a half percent above its authorized rate of return on a regulated basis, revenues above that level must be deferred for refunds to customers or another determination by the Washington Commission in a subsequent adjudicative proceeding. The Washington Commission must also set performance measurements to assess a natural gas or electric company operating under a MYRP.

General Rate Case Filing
PSE filed a GRC, which included a two year MYRP, with the Washington Commission on February 15, 2024. On January 15, 2025, the Washington Commission issued an order on PSE's 2024 GRC, that approved a weighted cost of capital of 7.52% in 2025 and 7.64% in 2026, a capital structure of 49.0% in common equity in 2025 and 50.0% in 2026, and a return on equity of 9.8% in 2025 and 9.9% in 2026. On January 28, 2025, the Washington Commission approved PSE's electric and natural gas rates in its compliance filing with an overall net revenue change for electric of $378.2 million or 13.3% in 2025 and $191.0 million or 5.9% in 2026 and an overall net revenue change for natural gas of $110.0 million or 10.6% in 2025 and $20.0 million or 1.8% in 2026, with an effective date of January 29, 2025. For additional information, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of this report.

Rate Schedules
The following tables set forth electric and natural gas rate adjustments approved by the Washington Commission and the corresponding expected annual impact on PSE’s revenue based on the effective dates. For further information on descriptions of the rate adjustments, see Business, "Regulation and Rates" included in Item 1 of this report.

Electric Rates:

Electric	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Bill discount rate rider	129D	250880	January 1, 2026	1.2%	$43.5
		240874	January 1, 2025	0.1	3.5
Clean energy implementation	141CEI	240004	January 29, 2025[1]	(0.8)	(23.6)
Colstrip adjustment rider	141COL	250733	January 1, 2026	(2.3)	(82.5)
		240729	January 1, 2025	0.1	4.1
		230808	January 1, 2024	0.03	0.9
Conservation service rider	120	250123	May 1, 2025	1.2	37.7
		240138	May 1, 2024	0.7	20.7
Electric CCA	111	250901	January 1, 2026	(7.2)	(259.0)
	111 Supp	250321	August 1, 2025[2]	1.9	86.2
Energy charge credit recovery	141A	250930	January 1, 2026	0.2	5.8
		240934	January 1, 2025	0.04	1.2
		230825	January 1, 2024	(0.1)	(2.0)
Low income program	129	250648	October 1, 2025	(0.6)	(21.7)
		250200	May 1, 2025	3.0	34.8
		240645	October 1, 2024	(1.1)	(33.3)
		240194	May 1, 2024	2.7	29.2
PCA/Power cost adjustment clause - Schedule 95	95 Supp	250318	January 1, 2026	(1.7)	(62.3)
			October 1, 2025[3]	2.2	78.5
	95	250747	January 1, 2026	20.8	748.4
		240004	January 29, 2025[1]	(5.7)	(161.6)
	Supplemental	240288	October 1, 2024[4]	0.1	3.8
	2024 variable power cost update	230805	January 1, 2024	6.1	160.9
Property tax tracker	140	250207	May 1, 2025	0.3	10.3
		240200	May 1, 2024	(0.7)	(18.7)
Rates not subject to refund	141N	240004	January 29, 2025[1]	(5.6)	(160.9)
		230320	January 1, 2024	(3.1)	(76.2)
Rates subject to refund	141R	240004	January 29, 2025[1]	(5.4)	(152.8)
		230320	January 1, 2024	4.2	105.6
Residential and exchange benefit	194	250664	October 1, 2025	0.5	10.6
Revenue decoupling adjustment mechanism	142	250203	May 1, 2025	(0.2)	(5.5)
		240221	May 1, 2024	(0.3)	(9.5)
Transportation electrification plan	141TEP	250197	May 1, 2025	0.1	4.6
		240067	March 1, 2024	—	1.2
Wildfire prevention tracker	141WFP	240004	January 29, 2025[1]	0.8	22.1
____________________
1.Approved in the 2024 GRC Final Order in Docket No. UE-240004 as part of base rates effective January 29, 2025.
2.Represents a rate increase from August 1, 2025 through December 31, 2026.
3.Rate effective October 1, 2025 ran concurrent with PCA rate through December 31, 2025. New rate will be effective January 1, 2026 through December 31, 2026. These rate impacts are presented annualized based on a 12-month forecast.
4.The Schedule 95 Supplemental PCA mechanism rates recover 2023 PCA imbalance credit of $22.2 million and a provisional 2024 surcharge of $98.2 million through December 31, 2025.

Natural Gas Rates:

Natural gas	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Bill discount rate rider	129D	250881	January 1, 2026	1.3%	$17.0
		240875	January 1, 2025	(1.1)	(13.1)
CCA - greenhouse gas emissions cap & invest	111	250843	January 1, 2026	5.2	66.5
		240884	January 1, 2025	(5.4)	(65.8)
		230968	January 1, 2024	3.0	29.1
Conservation service rider	120	250124	May 1, 2025	0.5	5.7
		240139	May 1, 2024	0.7	6.8
Distribution pipeline provisional recovery	141D	230393	May 11, 2024	(0.02)	(0.2)
		220067	January 1, 2024	(0.01)	(0.1)
Liquefied natural gas	141LNG	250744	November 1, 2025	1.4	19.2
		230393	May 11, 2024	3.1	42.7
Low income program	129	250649	October 1, 2025	(1.0)	(13.1)
		250201	May 1, 2025	3.1	7.8
		240646	October 1, 2024	(4.5)	(53.1)
		240195	May 1, 2024	4.6	10.2
Property tax tracker	140	250208	May 1, 2025	0.4	4.7
		240201	May 1, 2024	(0.5)	(5.6)
Purchased gas adjustment	101, 106	250704	November 1, 2025	(4.1)	(55.1)
		240708	November 1, 2024	10.6	124.4
Rates not subject to refund	141N	240005	January 29, 2025[1]	0.3	3.0
		230393	May 11, 2024	0.1	1.1
		230889	January 1, 2024	(2.3)	(27.6)
Rates subject to refund	141R	240005	January 29, 2025[1]	(5.8)	(59.5)
		230889	January 1, 2024	4.0	47.2
Revenue decoupling adjustment mechanism	142	250204	May 1, 2025	0.9	12.0
		240222	May 1, 2024	2.7	28.0
____________________
1.Approved in the 2024 GRC Final Order in Docket No. UE-240004 as part of base rates effective January 29, 2025.

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

Regulatory Compliance Costs and Expenditures
PSE's operations are subject to extensive federal, state and local laws and regulations, which impact electric system reliability, natural gas pipeline system safety and energy market transparency, among other areas. The Company's operations are also impacted by environmental laws and regulations related to air and water quality, climate change, avian and endangered species protection, waste handling, waste disposal, remediation of contaminated sites and the environmental impacts or other regulated impacts of new facilities. PSE must spend significant resources to fulfill requirements set by regulatory agencies, many of which have greatly expanded mandates on measures including resource planning, remediation, monitoring, pollution control equipment and emissions-related abatement.
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
While the Washington Commission has approved the recovery of electric and natural gas CCA-related costs, which led to increases in costs to customers, the Washington Commission also indicated these revenues are subject-to-refund, which introduces the risk that PSE may not be able to recover all costs. PSE faces continued risks associated with the program, including the evolving nature of the CCA rulemaking, related interpretation of the rules, credit volatility and unresolved recovery methodology for the CCA’s impact on energy costs, company costs and customer rate impacts.
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
Additionally, PSE faces increasing competition from other entities, primarily in the technology sector, where several large companies have entered into power purchase agreements and/or acquired generation resources to meet their growing energy needs. This capacity will largely be used to fulfill commitments for additional cloud computing and artificial intelligence data centers, reduce carbon emissions and increase reliance on renewable energy sources. The increasing competitive pressure may impact the Company's ability to acquire generation and transmission resources and/or increase the cost to acquire such resources.

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes included elsewhere in this document.  The following discussion provides the significant items that impacted PSE’s results of operations for the years ended December 31, 2025 and December 31, 2024.

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

The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31,
	2025	2024
Operating income (loss)	$754,383	$602,120
Electric utility revenue	3,891,177	3,332,695
Purchased electricity	(1,383,812)	(1,196,897)
Electric generation fuel	(332,691)	(336,725)
Residential exchange	82,213	85,175
Utility electric margin (non-GAAP)	$2,256,887	$1,884,248
Natural gas operating revenue	$1,462,357	$1,492,254
Purchased natural gas	(555,672)	(679,433)
Utility natural gas margin (non-GAAP)	$906,685	$812,821
Other revenue	$24,634	$282
Unrealized gain (loss) on derivative instruments, net	—	33,911
Other operation and maintenance expenses	(922,224)	(785,088)
Non-utility expense and other	(40,522)	(21,664)
Depreciation and amortization	(1,016,188)	(918,472)
Taxes other than income tax expense	(454,889)	(403,918)
Operating income (loss)	$754,383	$602,120

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs to bring electric energy to PSE’s service territory.
The following chart displays the changes in PSE’s electric margin for the years ended December 31, 2024 to December 31, 2025:

Electric Margin
2024 to 2025 comparison
3,000
2,000
1,000
$ (Millions)
$1,884.2
$464.6
$54.5
$28.4
$7.0
$4.1
$(186.9)
$4.0
$(3.0)
$2,256.9
2024 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation & Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2025 Electric Margin

_______________
* Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.
2024 compared to 2025
Electric Operating Revenue
Electric operating revenues increased $558.5 million from the prior year primarily due to changes in the following key drivers: electric retail sales, sales to other utilities, decoupling revenue, other decoupling revenue and transportation and other revenue. These items are discussed in detail below.
•Electric retail sales increased $464.6 million primarily from a rate increase resulting in an additional $459.8 million in sales compared to the prior year and a slight increase in retail electricity usage of 0.2% with an impact of $4.8 million. The increase in rates is primarily due to the tariffs filed pursuant to the 2024 GRC order. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 7 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for electric rate changes. The increase in retail usage was primarily due to an increase in commercial usage of 0.9%.
•Sales to other utilities increased $54.5 million primarily due to an increase in wholesale sales volume of 26.3%; partially offset by a 5.5% decrease in the average price of electric wholesale sales. Increased wholesale sales volume was related to increased supply, driven by additional generation resources in 2025 compared to 2024.

•Decoupling revenue increased $28.4 million which was attributable to $17.1 million and $11.2 million increases in delivery and fixed production cost deferral revenues, respectively.  This was driven primarily by higher allowed rates versus actual delivery rates in 2025 compared to 2024.
•Other decoupling revenue increased $7.0 million due to an increase of $6.6 million in current period amortization of prior year decoupling revenues. This is attributable to an increase in amortization rates, which increases the rate at which deferral revenues are passed back to customers.
•Transportation and other revenue increased $4.1 million primarily due to an increase in non-core gas sales of $9.6 million driven by a decrease in natural gas financial hedging costs in 2025 compared to 2024; and an increase of $9.2 million related to deferrals under Schedule 129D partially offset by decreased amortization of unspent low income program funds in Schedule 129 rates, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 7 of this report. These increases were partially offset by a decrease of $16.3 million related to the discontinuance of the deferred return on AMI per the 2024 GRC order.

Electric Power Costs
Electric power costs increased $185.8 million primarily due to changes in the following key drivers: purchased electricity, electric generation fuel and residential exchange. These items are discussed in detail below:
•Purchased electricity expense increased $186.9 million primarily due to wholesale electricity volume and capacity purchases that increased by 27.4% in 2025 compared to 2024, which was partially offset by a 9.3% decrease in wholesale purchase prices in 2025 compared to 2024. The increase to volumes was also driven by carbon allowance prices, which increased in 2025 resulting from the failed voter referendum to repeal the CCA in late 2024. The carbon allowance price increase made it less economic for PSE to run its owned or controlled CT generation resources and thus resulted in more purchased electricity.
•Electric generation fuel expense decreased $4.0 million primarily driven by a $65.5 million decrease in natural gas fuel costs resulting from lower natural gas prices and decreased gas-fired CT generation of 27.5%. This was partially offset by an increase in natural gas fuel costs of $58.5 million related to a tolling agreement that commenced January 1, 2025 to purchase energy and capacity associated with a 650 MW natural gas-fired electric generating facility and Colstrip fuel expense increased $2.9 million driven by an increase in coal generation of 4.8%.
•Residential exchange credits decreased by $3.0 million due to a 0.5% change in the amount of credits to be passed back to customers effective October 1, 2025 and a decrease in residential usage of 0.3%; see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 7 of this report.

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
The following chart displays the changes in PSE’s natural gas margin for the years ended December 31, 2024 to December 31, 2025:

Natural Gas Margin
2024 to 2025 comparison
$ (Millions)
1,250
1,000
750
500
250
0
$812.8
$158.0
$(26.2)
$(18.3)
$(143.4)
$123.8
$906.7
2024 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation & Other Revenue
Purchased Natural Gas
2025 Natural Gas Margin

_______________
* Includes decoupling cash collections, rate of return excess earnings, and decoupling 24-month revenue reserve.

2024 compared to 2025
Natural Gas Operating Revenue
Natural gas operating revenue decreased $29.9 million from the prior year primarily due to changes in the following key drivers: natural gas retail sales, decoupling revenue, other decoupling revenue and transportation and other revenue. These items are discussed in the following details:
•Natural gas retail sales increased $158.0 million due to an increase in rates of $214.4 million partially offset by a decrease in natural gas load of 4.1% or $56.4 million of natural gas sales. The increase in rates is primarily due to the tariffs filed pursuant to the Company's 2024 GRC effective January 29, 2025 and 2024 PGA filing effective November 1, 2024. This was partially offset by a decrease in rates driven by Schedule 111 that includes a charge for CCA allowance costs and a pass back of CCA auction proceeds. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 7 of this report and Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended

December 31, 2024 for natural gas rate changes. The decrease in natural gas load was driven by a decrease in heating degree days of 2.9% in the year ended 2025 as compared to 2024.
•Decoupling revenue decreased $26.2 million, primarily attributable to higher actual delivery rates versus allowed rates in 2025 compared to 2024.
•Other decoupling revenue decreased $18.3 million due to an increase in current period amortization of prior year decoupling revenues compared to the same period in 2024. This is attributable to increased amortization rates, which increases the rate at which prior undercollections are collected from customers.
•Transportation and other revenue decreased $143.4 million, primarily due to a decrease in the regulatory offset of CCA auction proceeds of $156.6 million, which were passed back to customers as credits on billed revenue and included within natural gas retail revenues above, and $8.3 million related to the equity return on AMI plant, which began amortizing over a three year period starting on January 28, 2025, per the 2024 GRC. The decreases were partially offset by an increase of $14.9 million related to the bill discount rate rider under Schedule 129D and $5.8 million related to the Company’s deferred return on its investment in the Tacoma LNG Facility.

Natural Gas Energy Costs
Purchased natural gas expense decreased $123.8 million primarily due to a decrease of $186.8 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above and a decrease in natural gas usage of 4.1% as stated in the natural gas retail sales section above. This was partially offset by an increase in the PGA rates in November 2024. For natural gas rate changes and details on the PGA, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 7 of this report.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's other operating expenses and other income (deductions) for the years ended December 31, 2024 to December 31, 2025:

Other Operating Revenues, Expenses and Income (Deductions)
2024 to 2025 comparison
$ (Millions)
2,800
2,600
2,400
2,200
$2,350.9
$(24.4)
$33.9
$137.1
$19.1
$97.7
$51.0
$(11.8)
$25.8
$25.6
$2,704.9
2024 Expenses (Income)
Other Operating Revenue
(Gain) loss Derivatives
Utility O&M
Non-Utility and Other
Depreciation & Amortization
Taxes other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2025 Expenses (Income)

2024 compared to 2025
Other Operating Revenues
•Other Operating revenue increased $24.4 million primarily due to sales of land at PSE's wholly-owned subsidiary, Puget Western Inc., in the amount of $24.1 million.

Other Operating Expenses
•Net unrealized (gain) loss on derivative instruments changed $33.9 million due to the Washington Commission's approval of the Company's accounting petition in Docket No. UE-240773 to offset any derivative assets or liabilities, entered into in order to serve electric customers, with a regulatory asset or liability, thus deferring the unrealized gains or losses. For further details, see Note 4, "Regulation and Rates" and Note 10, "Accounting for Derivative Instruments and Hedging Activities" in the Combined Notes to Consolidated Financial Statements included in Item 8 of this report.
•Utility Operations and Maintenance expense increased $137.1 million primarily due to increases in the following: (i) $64.7 million related to customer service expense, driven by an increase in Schedule 129 - low income program in electric and natural gas rates, (ii) $17.7 million related to maintenance distribution overhead lines of which $12.0 million is driven by an increased scope in vegetation management, (iii) $11.7 million of customer service expenses driven by increases to call center, training and other customer records and collection expenses, (iv) $11.3 million related to insurance expense driven by wildfire insurance in Schedule 141WFP, (v) other regulatory tracker items of $11.2 million and (vi) increase of contracted maintenance and rent payments for wind generation of $10.3 million. For regulatory schedule information and rate changes, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 7 of this report.
•Non-utility and other expenses increased $19.1 million primarily due to $16.2 million of costs associated with sales of land at PSE's wholly-owned subsidiary, Puget Western Inc. and an increase in the long-term incentive plan of $4.9 million in 2025 as compared to 2024.

•Depreciation and amortization expense increased $97.7 million due to increases in the following: (i) $34.5 million in conservation amortization due to increases in conservation rates effective May 1, 2025, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 7 of this report, (ii) $28.9 million in electric production depreciation primarily driven by net additions to the Upper Baker Dam and waterway and the addition of the Beaver Creek wind facility, (iii) $24.8 million in electric transmission and distribution plant primarily driven by net additions of transmission poles, substation equipment and underground conduit and conductors, and (iv) $6.7 million in natural gas distribution primarily driven by net additions of plastic mains assets.
•Taxes other than income taxes increased $51.0 million primarily due to an increase of $28.2 million and $25.4 million in state excise taxes and municipal taxes, respectively.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $11.8 million from net other income of $80.5 million in 2024 to net other income of $92.3 million in 2025, due to an increase of $29.4 million in other income that was partially offset by an increase of $17.6 million in other expense. The change in other income was primarily due to increases in the following: (i) AMI interest income of $24.6 million due to the start of amortization of the equity reserve in 2025, (ii) LNG interest income of $9.0 million and, (iii) Washington Commission AFUDC of $2.8 million; partially offset by taxable interest and dividend income of $8.4 million, which decreased due to less invested funds in 2025 compared to 2024. The increase in other expense was driven by an increase of $12.5 million related to Colstrip major maintenance.
•Interest expense increased $25.8 million primarily due to an increase of $27.6 million in interest expense due to the June 2024 and September 2025 PSE bond issuances.
•Income tax expense increased $25.6 million primarily driven by an increase in pre-tax book income in 2025 as compared to 2024.

Puget Energy
Substantially all the operations of Puget Energy are conducted through its regulated subsidiary, PSE.  Puget Energy’s results of operation for the years ended December 31, 2024 and December 31, 2025, were as follows:

Puget Energy Summary Results of Operation
2024 to 2025 comparison
$ (Millions)
500
400
300
200
100
0
$265.3
$112.6
$5.0
$(0.5)
$(0.4)
$(14.6)
$2.1
$369.4
2024 Puget Energy net income
PSE net income
Other operating revenue and income
Puget LNG net income
Non-utility expense and other
Interest expense
Income tax benefit (expense)
2025 Puget Energy net income

2024 compared to 2025
Summary Results of Operations
Puget Energy’s net income increased by $104.1 million, which is primarily attributable to: (i) an increase in PSE's net income of $112.6 million, (ii) an increase in other operating revenue and income of $5.0 million driven by short-term interest earned from re-investing proceeds of Puget Energy's $600.0 million bond issued in March 2025 and (iii) an increase of tax benefit of $2.1 million. These increases were partially offset by an increase of $14.6 million in interest expense, primarily driven by Puget Energy's $600.0 million bond issuance in March 2025.

Capital Resources and Liquidity

Capital Requirements
Contractual Obligations and Commercial Commitments

The following are PSE's and Puget Energy's aggregate contractual obligations as of December 31, 2025:

	Payments Due Per Period
(Dollars in Thousands)	Total	2026	2027-2028	2029-2030	Thereafter
Contractual obligations:
Energy purchase obligations[1]	$15,001,849	$1,954,541	$2,691,581	$1,846,205	$8,509,522
Long-term debt including interest[2]	12,222,944	332,341	941,867	709,885	10,238,851
Short-term debt including interest	60,000	60,000	—	—	—
Service contract obligations	243,940	38,372	81,136	86,064	38,368
Non-cancelable operating leases[3]	600,758	117,569	160,033	74,947	248,209
PSE finance leases[3]	256,775	12,683	25,470	25,841	192,781
Pension and other benefits funding	46,198	22,231	8,991	5,217	9,759
Total PSE contractual cash obligations	$28,432,464	$2,537,737	$3,909,078	$2,748,159	$19,237,490
Long-term debt including interest[2]	$2,782,371	$91,903	$677,363	$795,581	$1,217,524
Short-term debt including interest	448,287	448,287	—	—	—
Total Puget Energy contractual cash obligations	$31,663,122	$3,077,927	$4,586,441	$3,543,740	$20,455,014
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

Off-Balance Sheet Arrangements
As of December 31, 2025, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a material effect on the Company's financial condition. The Company does have standby letter of credit arrangements. For more information, see Note 8 “Liquidity Facilities and Other Financing Arrangements” to the consolidated financial statements included in Item 8 of this report.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility were designed to meet regulatory requirements, support customer growth and improve energy system safety and reliability.  Construction expenditures, excluding equity AFUDC, totaled $1.8 billion in 2025.

Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

Capital Expenditure Projections
(Dollars in Millions)	2026	2027	2028	2029	2030
Total energy delivery, technology and facilities expenditures	$2,079.0	$2,812.0	$3,182.0	$3,308.0	$3,112.0

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

Capital Resources
Cash from Operations

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2025	2024	Change
Net income	$458,715	$346,148	$112,567
Non-cash items[1]	993,288	826,834	166,454
Changes in cash flow resulting from working capital[2]	27,870	43,156	(15,286)
Proceeds from sale of transferable tax credits	91,455	—	91,455
Regulatory assets and liabilities	(84,279)	(89,838)	5,559
Purchased gas adjustment	7,273	(73,426)	80,699
GHG emission allowances	(333,169)	(154,728)	(178,441)
Other non-current assets and liabilities[3]	(27,719)	(19,058)	(8,661)
Net cash (used in)/provided by operating activities	$1,133,434	$879,088	$254,346
_______________
1.Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity and miscellaneous non-cash items.
2.Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, accounts payable and accrued expenses.
3.Other non-current assets and liabilities include funding of pension liability.

Year Ended December 31, 2025, compared to 2024
Cash generated from operations increased by $254.3 million including an increase in net income of $112.6 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flow adjustments resulting from non-cash items increased $166.5 million, primarily due to: (i) an increase in depreciation and amortization of $63.3 million, (ii) increased conservation amortization of $34.5 million, (iii) a $33.9 million change in net unrealized gain on derivative instruments due to the deferral of unrealized gain or loss on derivative instruments, consistent with the approved accounting petition in Docket No. UE-240773, (iv) an increase in deferred taxes of $27.4 million and (v) an increase of $11.8 million related to the amortization of regulatory filing fees. The increases were partially offset by a decrease in equity AFUDC of $3.1 million.
•Cash flows resulting from changes in working capital decreased $15.3 million primarily due to: (i) a $19.4 million increase of cash outflow driven by changes in timing of prepayments in 2025 compared to 2024, (ii) an increase in cash outflow of $8.2 million due to the change in accounts receivable in 2025 compared to 2024, (iii) a $6.2 million decrease in cash inflows due to the change in accounts payable in 2025 compared to 2024, and (iv) an increase in cash outflow of $2.7 million driven by increased materials and supplies. The decreases were partially offset by: (i) higher taxes payable resulting in increased cash inflow of $17.5 million and (ii) lower fuel and natural gas inventory, which led to increased cash inflow of $5.3 million.
•Cash flows resulting from proceeds from sale of transferable tax credits was $91.5 million in 2025, which related to a partial sale of ITCs generated from the Beaver Creek Wind Project that commenced commercial operations in August 2025.
•Cash flows resulting from regulatory assets and liabilities increased $5.6 million primarily due to: (i) $18.9 million cash inflow related to lower storm damage costs, (ii) $18.5 million cash inflow related to PSE's pilot decarbonization program from the 2022 GRC, (iii) $18.7 million cash inflow driven by incremental deferrals of bad debt expense related to COVID-19, which increased less in 2025 compared to the increase in 2024, (iv) $10.0 million cash inflow related to revenue decoupling mechanism, which had cash outflows of $7.2 million in 2025 compared to $17.2 million in 2024 and (v) $8.9 million cash inflow related to deferral of wildfire insurance expenses in 2025 compared to 2024.

The increases were partially offset by $69.7 million increased cash outflow related to power cost adjustment receivable, which was driven by actual power costs continuing to be higher than baseline rates in 2025 compared to 2024.
•Cash flow resulting from purchased gas adjustment increased $80.7 million, which was primarily driven by a $62.1 million increase in allowed PGA recovery in 2025 compared to 2024 and an $18.6 million decrease in actual natural gas cost.
•Cash flows resulting from changes in GHG emission allowances decreased $178.4 million due to purchases made to obtain the Washington emission allowances for GHG emissions associated with PSE's electric and natural gas business activities in compliance with the CCA.
•Cash flow resulting from other non-current assets and liabilities decreased $8.7 million primarily due to increased cash outflow of $8.5 million related to more long-term prepayments for hardware, software, applications and other outside services in 2025 compared to 2024.

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2025	2024	Change
Net income	$(89,347)	$(80,893)	$(8,454)
Non-cash items[1]	12,401	26,651	(14,250)
Changes in cash flow resulting from working capital[2]	9,023	593	8,430
Other non-current assets and liabilities[3]	(4,408)	(2,616)	(1,792)
Net cash (used in)/provided by operating activities	$(72,331)	$(56,265)	$(16,066)
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

Year Ended December 31, 2025, compared to 2024
Cash generated from operations for the year ended December 31, 2025, in addition to the changes discussed at PSE above, decreased by $16.1 million compared to the same period in 2024, which includes a net income decrease of $8.5 million.  The remaining change was primarily impacted by the factors explained below:
•Changes in cash flow resulting from non-cash items decreased $14.3 million primarily due to higher non-cash inflows of $16.0 million related to changes in deferred taxes.
•Changes in cash flow resulting from working capital increased $8.4 million mainly driven by a $7.7 million increase in accrued interest of senior secured notes. On March 13, 2025, Puget Energy issued $600.0 million of senior secured notes at an interest rate of 5.725%. On May 15, 2025, Puget Energy repaid at maturity the $400.0 million 3.65% senior secured notes due May 2025.

Financing Program
The Company’s external financing requirements principally reflect the cash needs of its construction program, its schedule of maturing debt and certain operational needs.  The Company anticipates refinancing the redemption of bonds or other long-term borrowings with its credit facilities and/or the issuance of new long-term debt.  Access to funds depends upon factors such as Puget Energy’s and PSE’s credit ratings, prevailing interest rates and investor receptivity to investing in the utility industry, Puget Energy and/or PSE. The Company believes it has sufficient liquidity through its credit facilities and access to capital markets to fund its needs over the next twelve months.
Proceeds from PSE’s short-term borrowings and sales of commercial paper are used to provide working capital and the interim funding of utility operating and construction programs.  Puget Energy and PSE continue to have reasonable access to the capital and credit markets.
In the second quarter of 2025, Moody's, S&P and Fitch issued annual rating agency reports and affirmed both Puget Energy (Baa3/BBB-/BBB-) and PSE (Baa1/BBB/BBB+) credit ratings and retained stable outlooks from all three agencies. Thus, as of December 31, 2025, both Puget Energy and PSE have stable outlooks from Moody’s, Fitch, and S&P. Although neither Puget Energy nor PSE have any outstanding debt whose maturity would be accelerated upon a ratings downgrade,

Management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near-term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.
For information on Puget Energy and PSE dividends, long-term debt including S-3 shelf registrations, and credit facilities, see Note 5, “Dividend Payment Restrictions", Note 7, “Long-Term Debt” and Note 8, “Liquidity Facilities and Other Financing Arrangements” to the consolidated financial statements included in Item 8 of this report.

Debt Restrictive Covenants
PSE’s future long-term financings and ability to issue additional secured debt may be limited by certain restrictions contained in its electric and natural gas mortgage indentures.  Under the most restrictive tests, at December 31, 2025, PSE could issue:
•Approximately $2.1 billion of additional mortgage bonds under PSE’s electric mortgage indenture based on approximately $3.0 billion of electric bondable property available for issuance; and
•Approximately $2.9 billion of additional mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $4.2 billion of natural gas bondable property available for issuance.

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
As defined by ASC Topic 980, Regulated Operations (ASC 980), PSE meets the criteria to recognize revenue under the decoupling mechanism. The Company will not record any decoupling revenue that is expected to take longer than 24 months to collect following the end of the annual period in which the revenues would have otherwise been recognized. Once determined to be collectible within 24 months, any previously non-recorded amounts will be recorded.
For further discussion regarding revenue recognition, see Note 1 "Summary of Significant Accounting Policies" and Note 3, "Revenue", to the consolidated financial statements included in Item 8 of this report.

Regulatory Accounting
As a regulated entity of the Washington Commission and the FERC, PSE prepares its financial statements in accordance with the provisions of ASC 980.  The application of ASC 980 results in differences in the timing and recognition of certain revenue and expenses in comparison with businesses in other industries.  The rates charged to PSE customers are based on cost base regulation reviewed and approved by the Washington Commission and the FERC.  Under the authority of these commissions, PSE has recorded regulatory assets and liabilities as of December 31, 2025, in the amount of $1,708.4 million and $1,851.6 million, respectively, and regulatory assets and liabilities as of December 31, 2024, of $1,416.5 million and $1,855.6 million, respectively.  These amounts are amortized through a corresponding liability or asset account, with no impact to earnings.  PSE expects to fully recover its regulatory assets and liabilities through its rates.  If future recovery of costs ceases to be probable, PSE would be required to write these off.  In addition, if PSE determines that it no longer meets the criteria for continued application of ASC 980, PSE could be required to write off its regulatory assets and liabilities related to those operations not meeting ASC 980 requirements.
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
For further information, see Note 1 "Summary of Significant Accounting Policies" and Note 4, "Regulation and Rates", to the consolidated financial statements included in Item 8 of this report.

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
Historically, electric contracts that did not meet the NPNS exception were marked-to-market to current earnings in the statements of income, while natural gas derivative contracts qualified for deferral under ASC 980 due to the PGA mechanism. On December 19, 2024, the Washington Commission approved PSE's accounting petition in Docket No. UE-240773 to offset any derivative assets or liabilities, entered into in order to serve electric customers, with a regulatory asset or liability, thus deferring the unrealized gains or losses. Therefore, as of December 31, 2025 the unrealized gains and losses on both electric and natural gas derivative contracts qualified for deferral under ASC 980.
PSE values derivative instruments based on daily quoted prices from an independent external pricing service.  The Company regularly confirms the validity of pricing service's quoted prices (e.g. Level 2 in the fair value hierarchy) by comparing the quoted commodity contracts value to the actual prices of commodity contracts entered into during the most recent quarter. When external quoted market prices are not available for derivative contracts, PSE uses a valuation model that relies on volatility assumptions relating to future energy prices based on specific energy markets and utilizes externally available forward market price curves.  All derivative instruments are sensitive to market price fluctuations that can occur on a daily basis.  The Company is focused on commodity price exposure and risks associated with volumetric variability in the natural gas and electric portfolios.  PSE is not engaged in the business of assuming risk for the purpose of speculative trading.  The Company economically hedges open natural gas and electric positions to reduce both the portfolio risk and the price volatility risk.  The exposure position is determined by using a probabilistic risk assessment that models 250 simulations of how the Company’s natural gas and power portfolios will perform under various weather, hydrological and unit performance conditions.
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

Pension and Other Postretirement Benefits
PSE has a qualified defined benefit pension plan covering certain employees of PSE.  PSE recognized qualified pension income of $6.4 million and $5.1 million for the years ended December 31, 2025, and 2024, respectively.  Of these amounts, approximately 45.9% and 45.8% were included in utility operations and maintenance expense in 2025 and 2024, respectively and the remaining amounts were capitalized.  For the years ended December 31, 2025, and 2024, Puget Energy recognized incremental qualified pension income of $4.6 million and $2.7 million, respectively.  In 2026, it is expected that PSE and Puget Energy will recognize pension income of $7.5 million and incremental qualified pension income of $2.4 million, respectively.
PSE has a SERP and other limited postretirement benefit plans, for which expenses for the years ended December 31, 2025 and 2024 were immaterial for both PSE and PE. Further, PSE and PE expect to recognize immaterial expenses in 2026 related to the SERP and other limited postretirement benefit plans.
The Company’s pension and other postretirement benefits income or expense depend on several factors and assumptions, including plan design, timing and amount of cash contributions to the plan, earnings on plan assets, discount rate, expected long-term rate of return, mortality and health care cost trends.  Changes in any of these factors or assumptions will affect the amount of income or expense that the Company records in its financial statements in future years and its projected benefit obligation.  The Company has selected an expected return on plan assets based on a historical analysis of rates of return and the Company’s investment mix, market conditions, inflation and other factors.  The Company’s accounting policy for calculating the market-related value of assets is based on a five-year smoothing of asset gains or losses measured from the expected return on market-related assets.  This is a calculated value that recognizes changes in fair value in a systematic and rational manner over five years.  The same manner of calculating market-related value is used for all classes of assets and is applied consistently from year to year.  During 2025, the Company made cash contributions of $18.0 million to the qualified defined pension plan.  Management is closely monitoring the funding status of its qualified pension plan.  At December 31, 2025, and 2024, the Company’s qualified pension plan was $266.4 million overfunded and $195.7 million overfunded as measured under GAAP, or 145.1% and 133.9% funded, respectively. As of January 1, 2026, the plan's estimated funded ratio, as calculated under guidelines from The Pension Protection Act of 2006 and considering temporary interest rate relief measures approved by Congress, was more than 100%. The aggregate expected contributions and payments by the Company to fund the pension plan, SERP and other postretirement plans for the year ending December 31, 2026, are expected to be at least $18.0 million, $3.4 million and $0.2 million, respectively.
The discount rate used in accounting for pension and other benefit obligations decreased from 5.80% in 2024 to 5.65% in 2025. The discount rate used in accounting for pension and other benefit expense increased from 5.30% in 2024 to 5.80% in 2025. The rate of return on plan assets for qualified pension benefits was 7.00% in both 2024 and 2025. The rate of return on plan assets for other benefits was 7.00% in both 2024 and 2025.

The following tables reflect the estimated sensitivity associated with a change in certain significant actuarial assumptions (each assumption change is presented mutually exclusive of other assumption changes):

Puget Energy and Puget Sound Energy	Change in Assumption	Impact on Projected Benefit Obligation Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(27,766)	$(536)	$(253)
Decrease in discount rate	50 basis points	30,358	568	272

Puget Energy	Change in Assumption	Impact on 2025 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$(2,284)	$20	$(26)
Decrease in discount rate	50 basis points	2,485	(20)	29
Increase in return on plan assets	50 basis points	$(4,013)	*	$(20)
Decrease in return on plan assets	50 basis points	4,013	*	19

Puget Sound Energy	Change in Assumption	Impact on 2025 Pension Expense Increase /(Decrease)
(Dollars in Thousands)		Pension Benefits	SERP	Other Benefits
Increase in discount rate	50 basis points	$22	$20	$(25)
Decrease in discount rate	50 basis points	(36)	(20)	30
Increase in return on plan assets	50 basis points	$(4,013)	*	$(20)
Decrease in return on plan assets	50 basis points	4,013	*	19
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

The following table presents the fair value of the Company’s energy derivatives instruments, recorded on the balance sheets:

Puget Energy and Puget Sound Energy	December 31, 2025		December 31, 2024
(Dollars in Thousands)	Assets	Liabilities	Assets	Liabilities
Electric portfolio:
Current	$32,045	$302,567	$29,274	$166,632
Long-term	9,929	190,767	6,067	152,874
Total Electric Portfolio	$41,974	$493,334	$35,341	$319,506
Natural gas portfolio:
Current	5,403	57,323	3,317	51,811
Long-term	1,332	22,764	178	18,614
Total Natural Gas Portfolio	$6,735	$80,087	$3,495	$70,425
Total derivatives	$48,709	$573,421	$38,836	$389,931

At December 31, 2025, the Company had total assets of $48.7 million and total liabilities of $573.4 million related to derivative contracts used to hedge the supply and cost of electricity and natural gas to serve PSE customers. As the gains and losses in the electric portfolio are realized, they will be recorded as either purchased power costs or electric generation fuel costs under the PCA mechanism. As the gains and losses on the gas portfolio are realized in future periods, they will be recorded as natural gas costs under the PGA mechanism. Any fair value adjustments relating to the electric and natural gas businesses have been deferred in accordance with ASC 980.
A hypothetical 10.0% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company’s derivative contracts by $137.2 million.

The change in fair value of the Company's outstanding energy derivative instruments from December 31, 2024, through December 31, 2025, is summarized in the table below:

Puget Energy and Puget Sound Energy
Energy Derivative Contracts Gain (Loss)
(Dollars in Thousands)	December 31, 2025
Fair value of contracts outstanding at December 31, 2024	$(351,095)
Contracts realized or otherwise settled during 2025	292,657
Change in fair value of derivatives	(466,274)
Fair value of contracts outstanding at December 31, 2025	$(524,712)
The fair value of the Company's outstanding derivative instruments at December 31, 2025, based on pricing source and the period during which the instrument will mature, is summarized below:

Puget Energy and Puget Sound Energy Source of Fair Value	Fair Value of Contracts by Settlement Year
(Dollars in Thousands)	2026	2027-2028	2029-2030	Thereafter	Total
Prices provided by external sources[1]	$(242,299)	$(71,615)	$(4,844)	$—	$(318,758)
Prices based on internal models and valuation methods	(80,142)	(39,396)	(23,456)	(62,960)	(205,954)
Total fair value	$(322,441)	$(111,011)	$(28,300)	$(62,960)	$(524,712)
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
Where deemed appropriate and allowed under the terms of the agreements, PSE may request collateral or other security from its counterparties to mitigate the potential credit default losses.  Criteria considered in this decision include, among other things, the perceived creditworthiness of the counterparty and the expected credit exposure.  As of December 31, 2025, PSE held approximately $806.5 million in standby letters of credit or limited parental guarantees and had seven counterparties with unlimited parental guarantees, in support of various electric and natural gas transactions. The Company monitors counterparties for significant swings in credit default rates, credit rating changes by external rating agencies, ownership changes or financial distress. As of December 31, 2025, approximately 96.5% of the Company's total energy portfolio exposure was entered into with investment grade counterparties, which typically do not require collateral calls on the contracts. Counterparty credit risk may impact PSE's decisions on derivative accounting treatment.

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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against unrealized gain or loss positions. As of December 31, 2025, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE) and natural gas contracts on the ICE NGX platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of December 31, 2025, PSE had cash posted as collateral of $78.0 million related to contracts executed on the ICE platform. As a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions, PSE maintains a standby letter of credit agreement with TD Bank. As of December 31, 2025, $53.1 million was issued under a standby letter of credit with TD Bank in support of natural gas and carbon allowance purchases. In support of purchase power contracts, PSE posted cash collateral of $12.0 million and maintained three standby letters of credit in the amounts of $58.5 million, $13.5 million, and $11.9 million. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the twelve months ended December 31, 2025.

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
The following table presents the carrying value and fair value of Puget Energy and Puget Sound Energy's long-term debt instruments:

Long-Term Debt Instruments	December 31, 2025		December 31, 2024
(Dollars in Thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Puget Energy	$8,525,032	$8,199,785	$7,423,919	$6,966,211
Puget Sound Energy	6,457,684	6,054,647	5,961,025	5,492,999

For further details regarding Puget Energy and PSE debt instruments, see Note 7, "Long-Term Debt" and Note 11, "Fair Value Measurements" to the consolidated financial statements included in Item 8 of this report.
From time to time, PSE may enter into treasury locks or forward starting swap contracts to hedge interest rate exposure related to an anticipated debt issuance.  The ending balance in other comprehensive income (OCI) related to the forward starting swaps and previously settled treasury lock contracts at December 31, 2025, was a net loss of $3.1 million after-tax and accumulated amortization.  This compares to an after-tax loss of $3.4 million in OCI as of December 31, 2024.  All financial hedge contracts of this type are reviewed by an officer, presented to the Board of Directors or a committee of the Board as applicable and are approved prior to execution.  PSE had no treasury locks or forward starting swap contracts outstanding at December 31, 2025.
The Company may also enter into swap instruments or other financial hedge instruments to manage the interest rate risk associated with these debts.  As of December 31, 2025, the Company had no outstanding interest rate swap instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SCHEDULE:
I. Condensed Financial Information of Puget Energy - December 31, 2025 and 2024, and for the Years Ended December 31, 2025, 2024, and 2023	131
II. Valuation and Qualifying Accounts and Reserves - Years Ended December 31, 2024, 2023, 2022	134
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Puget Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedules, of Puget Energy, Inc. and its subsidiaries (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded $1,712.1 million of regulatory assets and $1,878.8 million of regulatory liabilities as of December 31, 2025. Management accounts for the Company’s regulated operations in accordance with the Financial Accounting Standards Board’s (FASB) accounting guidance for regulated operations, which requires deferral of certain costs or losses that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. The FASB’s accounting guidance for regulated operations similarly requires deferral of revenues or gains that are expected to be returned to customers in the future. This accounting is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. As disclosed by management, the regulatory assets and liabilities are expected to be fully recovered through the Company’s rates. If future recovery of costs ceases to be probable, management would be required to write off the regulatory assets and liabilities. In addition, if management determines that it no longer meets the criteria for continued application of the FASB’s accounting guidance for regulated operations, management could be required to write off its regulatory assets and liabilities related to those operations not meeting the FASB’s requirements.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter is the high degree of effort in performing audit procedures and evaluating audit evidence obtained related to the continued application of regulatory accounting and accounting for regulatory assets and liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the continued application of regulatory accounting and management’s review and application of regulatory proceedings. These procedures also included, among others, (i) evaluating the reasonableness of management’s judgments regarding the continued application of regulatory accounting and the probability of recovery of the capital investments and regulatory assets and settlement of regulatory liabilities; (ii) testing new and existing regulatory assets and liabilities and; (iii) assessing the appropriateness of the disclosures in the consolidated financial statements. Evaluating the continued application of regulatory accounting and the accounting for new and existing regulatory assets and liabilities involved examining the Company’s correspondence with regulators, pending regulatory proceedings, and the provisions and formulas outlined in rate orders to assess the impact on the amounts recognized.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 19, 2026

We have served as the Company’s or its predecessor’s auditor since 1933.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Puget Sound Energy, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Puget Sound Energy, Inc. and its subsidiary (the “Company”) as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 4 to the consolidated financial statements, the Company recorded $1,708.4 million of regulatory assets and $1,851.6 million of regulatory liabilities as of December 31, 2025. Management accounts for the Company’s regulated operations in accordance with the Financial Accounting Standards Board’s (FASB) accounting guidance for regulated operations, which requires deferral of certain costs or losses that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs. The FASB’s accounting guidance for regulated operations similarly requires deferral of revenues or gains that are expected to be returned to customers in the future. This accounting is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers. As disclosed by management, the regulatory assets and liabilities are expected to be fully recovered through the Company’s rates. If future recovery of costs ceases to be probable, management would be required to write off the regulatory assets and liabilities. In addition, if management determines that it no longer meets the criteria for continued application of the FASB’s accounting guidance for regulated operations, management could be required to write off its regulatory assets and liabilities related to those operations not meeting the FASB’s requirements.

The principal considerations for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter is the high degree of effort in performing audit procedures and evaluating audit evidence obtained related to the continued application of regulatory accounting and accounting for regulatory assets and liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the continued application of regulatory accounting and management’s review and application of regulatory proceedings. These procedures also included, among others, (i) evaluating the reasonableness of management’s judgments regarding the continued application of regulatory accounting and the probability of recovery of the capital investments and regulatory assets and settlement of regulatory liabilities; (ii) testing new and existing regulatory assets and liabilities and; (iii) assessing the appropriateness of the disclosures in the consolidated financial statements. Evaluating the continued application of regulatory accounting and the accounting for new and existing regulatory assets and liabilities involved examining the Company’s correspondence with regulators, pending regulatory proceedings, and the provisions and formulas outlined in rate orders to assess the impact on the amounts recognized.

/s/ PricewaterhouseCoopers LLP
Seattle, Washington
February 19, 2026

We have served as the Company’s or its predecessor’s auditor since 1933.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating revenue:
Electric	$3,891,177	$3,332,695	$3,345,867
Natural gas	1,458,636	1,488,570	1,423,276
Other	66,520	34,950	47,431
Total operating revenue	5,416,333	4,856,215	4,816,574
Operating expenses:
Energy costs:
Purchased electricity	1,383,812	1,196,897	1,110,572
Electric generation fuel	332,691	336,725	457,287
Residential exchange	(82,213)	(85,175)	(77,223)
Purchased natural gas	555,672	679,433	641,371
Unrealized (gain) loss on derivative instruments, net	—	(33,911)	284,495
Utility operations and maintenance	922,224	785,088	735,278
Non-utility expense and other	65,189	46,056	56,515
Depreciation and amortization	851,328	787,986	751,335
Conservation amortization	171,605	137,147	121,340
Taxes other than income taxes	460,341	398,773	404,538
Total operating expenses	4,660,649	4,249,019	4,485,508
Operating income (loss)	755,684	607,196	331,066
Other income (deductions):
Other income	137,488	102,882	66,829
Other expense	(37,161)	(19,566)	(14,765)
Interest charges:
AFUDC	36,426	37,660	24,687
Interest expense	(468,902)	(432,194)	(381,511)
Income (loss) before income taxes	423,535	295,978	26,306
Income tax (benefit) expense	54,167	30,723	(27,434)
Net income (loss)	$369,368	$265,255	$53,740

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$369,368	$265,255	$53,740
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $8,683, $9,144 and $8,916, respectively	32,661	25,629	42,313
Other comprehensive income (loss)	32,661	25,629	42,313
Comprehensive income (loss)	$402,029	$290,884	$96,053

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2025	2024
Utility plant (at original cost, including construction work in progress of $1,082,208 and $1,577,695, respectively):
Electric plant	$13,745,675	$12,476,380
Natural gas plant	5,428,156	5,178,523
Common plant	1,247,883	1,089,618
Less: Accumulated depreciation and amortization	(5,555,794)	(5,101,926)
Net utility plant	14,865,920	13,642,595
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	289,861	307,813
Total other property and investments	1,946,374	1,964,326
Current assets:
Cash and cash equivalents	40,484	101,836
Restricted cash	118,369	38,865
Accounts receivable, net of allowance for doubtful accounts of $26,452 and $40,436, respectively	511,163	538,930
Unbilled revenue	332,087	273,420
Materials and supplies, at average cost	232,947	201,847
Fuel and natural gas inventory, at average cost	83,535	88,964
Unrealized gain on derivative instruments	37,448	32,591
GHG emission allowances	22,788	43,592
Prepaid expenses and other	132,669	83,851
Power contract acquisition adjustment gain	3,565	4,122
Total current assets	1,515,055	1,408,018
Other long-term and regulatory assets:
Power cost adjustment mechanism	143,687	61,202
Regulatory assets related to power contracts	3,705	4,779
Other regulatory assets	1,564,693	1,355,291
Unrealized gain on derivative instruments	11,261	6,245
Power contract acquisition adjustment gain	22,878	26,444
Operating lease right-of-use asset	460,990	181,397
Other	372,230	310,094
Total other long-term and regulatory assets	2,579,444	1,945,452
Total assets	$20,906,793	$18,960,391

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	December 31,
	2025	2024
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,816,332	3,816,332
Retained earnings	1,815,186	1,508,705
Accumulated other comprehensive income (loss), net of tax	75,829	43,168
Total common shareholder’s equity	5,707,347	5,368,205
Long-term debt:
First mortgage bonds and senior notes	6,345,000	5,845,000
Pollution control bonds	161,860	161,860
Long-term debt	2,200,000	1,600,000
Debt discount, issuance costs and other	(181,828)	(182,941)
Total long-term debt	8,525,032	7,423,919
Total capitalization	14,232,379	12,792,124
Current liabilities:
Accounts payable	642,044	549,710
Short-term debt	487,500	378,400
Current maturities of long-term debt	—	417,000
Accrued expenses:
Taxes	125,719	105,080
Salaries and wages	84,248	74,294
Interest	80,969	66,113
Unrealized loss on derivative instruments	359,890	218,443
Power contract acquisition adjustment loss	963	1,074
Operating lease liabilities	104,240	22,761
Compliance obligation	22,788	43,592
Other	84,341	105,605
Total current liabilities	1,992,702	1,982,072
Other Long-term and regulatory liabilities:
Deferred income taxes	941,823	997,680
Unamortized investment tax credits	186,250	—
Unrealized loss on derivative instruments	213,531	171,488
Purchased gas adjustment liability	65,931	58,657
Regulatory liabilities	1,087,668	1,075,620
Regulatory liability for deferred income taxes	698,727	721,907
Regulatory liabilities related to power contracts	26,443	30,566
Power contract acquisition adjustment loss	2,742	3,705
Operating lease liabilities	365,359	166,700
Finance lease liabilities	167,426	96,850
Compliance obligation	96,490	73,049
Other deferred credits	829,322	789,973
Total long-term and regulatory liabilities	4,681,712	4,186,195
Commitments and contingencies (Note 15)
Total capitalization and liabilities	$20,906,793	$18,960,391
The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2022	200	$—	$3,523,532	$1,465,331	$(24,774)	$4,964,089
Net income (loss)	—	—	—	53,740	—	53,740
Common stock dividend paid	—	—	—	(99,760)	—	(99,760)
Other comprehensive income (loss)	—	—	—	—	42,313	42,313
Balance at December 31, 2023	200	$—	$3,523,532	$1,419,311	$17,539	$4,960,382
Net income (loss)	—	—	—	265,255	—	265,255
Common stock dividend paid	—	—	—	(175,861)	—	(175,861)
Capital contribution	—	—	292,800	—	—	292,800
Other comprehensive income (loss)	—	—	—	—	25,629	25,629
Balance at December 31, 2024	200	$—	$3,816,332	$1,508,705	$43,168	$5,368,205
Net income (loss)	—	—	—	369,368	—	369,368
Common stock dividend paid	—	—	—	(62,887)	—	(62,887)
Other comprehensive income (loss)	—	—	—	—	32,661	32,661
Balance at December 31, 2025	200	$—	$3,816,332	$1,815,186	$75,829	$5,707,347

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net Income (Loss)	$369,368	$265,255	$53,740
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	851,328	787,986	751,335
Conservation amortization	171,605	137,147	121,340
Deferred income taxes and tax credits, net	10,635	(747)	(94,835)
Net unrealized (gain) loss on derivative instruments	—	(33,911)	284,495
AFUDC - equity	(62,555)	(59,466)	(39,012)
Other non-cash	34,676	22,476	9,966
Proceeds from sale of transferable tax credits	91,455	—	—
Funding of pension liability	(18,000)	(18,000)	(18,000)
Regulatory assets and liabilities	(84,279)	(89,838)	153,069
Purchased gas adjustment	7,273	(73,426)	152,763
GHG emission allowances	(333,169)	(154,728)	(129,195)
Other long term assets and liabilities	(14,127)	(3,674)	(16,714)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(30,900)	(22,307)	138,646
Materials and supplies	(31,100)	(28,402)	(41,273)
Fuel and natural gas inventory	3,725	(1,526)	6,565
Prepayments and other	(28,239)	(8,873)	(33,402)
Accounts payable	73,049	79,184	(244,030)
Taxes payable	20,639	2,453	(13,471)
Other	29,719	23,220	11,408
Net cash provided by (used in) operating activities	1,061,103	822,823	1,053,395
Investing Activities:
Construction expenditures - excluding equity AFUDC	(1,771,828)	(1,609,715)	(1,466,565)
Other	4,162	1,872	14,047
Net cash provided by (used in) investing activities	(1,767,666)	(1,607,843)	(1,452,518)
Financing Activities:
Change in short-term debt, net	109,100	(219,700)	122,500
Dividends paid	(62,887)	(175,861)	(99,760)
Capital contribution	—	292,800	—
Proceeds from long-term debt and bonds issued	1,091,725	793,892	396,488
Redemption of bonds and notes	(417,000)	—	—
Seller Financing	(21,739)	—
Other	25,516	20,015	25,685
Net cash provided by (used in) financing activities	724,715	711,146	444,913
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,152	(73,874)	45,790
Cash, cash equivalents, and restricted cash at beginning of period	140,701	214,575	168,785
Cash, cash equivalents, and restricted cash at end of period	$158,853	$140,701	$214,575
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$401,623	$376,317	$339,677
Cash payments (refunds) for income taxes	22,496	37,065	71,817
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flow	$130,120	$110,311	$97,892
Seller financing accrued liabilities for capital expenditures eliminated from cash flow	11,114	1,700	21,739
Recognition of finance lease eliminated from cash flows	75,936	1,832	1,245
Capital expenditures due to change in ARO estimate eliminated from cash flow	3,037	20,255	(2,206)
The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating revenue:
Electric	$3,891,177	$3,332,695	$3,345,867
Natural gas	1,462,357	1,492,254	1,424,368
Other	24,634	282	16,383
Total operating revenue	5,378,168	4,825,231	4,786,618
Operating expenses:
Energy costs:
Purchased electricity	1,383,812	1,196,897	1,110,572
Electric generation fuel	332,691	336,725	457,287
Residential exchange	(82,213)	(85,175)	(77,223)
Purchased natural gas	555,672	679,433	641,371
Unrealized (gain) loss on derivative instruments, net	—	(33,911)	284,495
Utility operations and maintenance	922,224	785,088	735,278
Non-utility expense and other	40,522	21,664	28,658
Depreciation and amortization	844,583	781,325	744,629
Conservation amortization	171,605	137,147	121,340
Taxes other than income taxes	454,889	403,918	404,759
Total operating expenses	4,623,785	4,223,111	4,451,166
Operating income (loss)	754,383	602,120	335,452
Other income (deductions):
Other income	129,425	100,071	64,230
Other expense	(37,158)	(19,566)	(14,765)
Interest charges:
AFUDC	36,426	37,660	24,687
Interest expense	(346,155)	(321,550)	(285,148)
Income (loss) before income taxes	536,921	398,735	124,456
Income tax (benefit) expense	78,206	52,587	(6,603)
Net income (loss)	$458,715	$346,148	$131,059

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$458,715	$346,148	$131,059
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $9,662, $9,710 and $9,434, respectively	36,363	27,761	44,265
Amortization of treasury interest rate swaps to earnings, net of tax of $103, $101 and $103, respectively	385	386	385
Other comprehensive income (loss)	36,748	28,147	44,650
Comprehensive income (loss)	$495,463	$374,295	$175,709

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	December 31,
	2025	2024
Utility plant (at original cost, including construction work in progress of $1,082,208 and $1,577,695, respectively):
Electric plant	$15,432,322	$14,188,252
Natural gas plant	5,973,824	5,726,641
Common plant	1,267,813	1,110,364
Less: Accumulated depreciation and amortization	(7,808,039)	(7,382,662)
Net utility plant	14,865,920	13,642,595
Other property and investments:
Other property and investments	59,550	71,005
Total other property and investments	59,550	71,005
Current assets:
Cash and cash equivalents	38,767	100,105
Restricted cash	118,369	38,865
Accounts receivable, net of allowance for doubtful accounts of $26,452 and $40,436, respectively	511,297	539,072
Unbilled revenue	332,087	273,420
Materials and supplies, at average cost	232,947	201,847
Fuel and natural gas inventory, at average cost	81,488	87,118
Unrealized gain on derivative instruments	37,448	32,591
GHG emission allowances	22,788	43,592
Prepaid expenses and other	132,644	83,835
Total current assets	1,507,835	1,400,445
Other long-term and regulatory assets:
Power cost adjustment mechanism	143,687	61,202
Other regulatory assets	1,564,693	1,355,291
Unrealized gain on derivative instruments	11,261	6,245
Operating lease right-of-use asset	460,990	181,397
Other	371,515	308,204
Total other long-term and regulatory assets	2,552,146	1,912,339
Total assets	$18,985,451	$17,026,384

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

CAPITALIZATION AND LIABILITIES

	Year Ended December 31,
	2025	2024
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	4,191,905	3,927,905
Retained earnings	2,006,286	1,665,370
Accumulated other comprehensive income (loss), net of tax	6,501	(30,247)
Total common shareholder’s equity	6,205,551	5,563,887
Long-term debt:
First mortgage bonds and senior notes	6,345,000	5,845,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(49,176)	(45,835)
Total long-term debt	6,457,684	5,961,025
Total capitalization	12,663,235	11,524,912
Current liabilities:
Accounts payable	642,047	550,765
Short-term debt	60,000	40,000
Current maturities of long-term debt	—	17,000
Accrued expenses:
Taxes	126,240	105,754
Salaries and wages	84,248	74,294
Interest	63,302	56,215
Unrealized loss on derivative instruments	359,890	218,443
Operating lease liabilities	104,240	22,761
Compliance obligation	22,788	43,592
Other	84,341	105,605
Total current liabilities	1,547,096	1,234,429
Other long-term and regulatory liabilities:
Deferred income taxes	1,069,426	1,117,492
Unamortized investment tax credits	186,250	—
Unrealized loss on derivative instruments	213,531	171,488
Purchased gas adjustment liability	65,931	58,657
Regulatory liabilities	1,086,478	1,074,427
Regulatory liability for deferred income taxes	699,225	722,558
Operating lease liabilities	365,359	166,700
Finance lease liabilities	167,426	96,850
Compliance obligation	96,490	73,049
Other deferred credits	825,004	785,822
Total long-term and regulatory liabilities	4,775,120	4,267,043
Commitments and contingencies (Note 15)
Total capitalization and liabilities	$18,985,451	$17,026,384
The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2022	85,903,791	$859	$3,535,105	$1,438,163	$(103,044)	$4,871,083
Net income (loss)	—	—	—	131,059	—	131,059
Common stock dividend paid	—	—	—	(96,004)	—	(96,004)
Capital Contribution	—	—	100,000	—	—	100,000
Other comprehensive income (loss)	—	—	—	—	44,650	44,650
Balance at December 31, 2023	85,903,791	$859	$3,635,105	$1,473,218	$(58,394)	$5,050,788
Net income (loss)	—	—	—	346,148	—	346,148
Common stock dividend paid	—	—	—	(153,996)	—	(153,996)
Capital contribution	—	—	292,800	—	—	292,800
Other comprehensive income (loss)	—	—	—	—	28,147	28,147
Balance at December 31, 2024	85,903,791	$859	$3,927,905	$1,665,370	$(30,247)	$5,563,887
Net income (loss)	—	—	—	458,715	—	458,715
Common stock dividend paid	—	—	—	(117,799)	—	(117,799)
Capital contribution	—	—	264,000	—	—	264,000
Other comprehensive income (loss)	—	—	—	—	36,748	36,748
Balance at December 31, 2025	85,903,791	$859	$4,191,905	$2,006,286	$6,501	$6,205,551

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net Income (Loss)	$458,715	$346,148	$131,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	844,583	781,325	744,629
Conservation amortization	171,605	137,147	121,340
Deferred income taxes and tax credits, net	17,188	(10,232)	(120,394)
Net unrealized (gain) loss on derivative instruments	—	(33,911)	284,495
AFUDC - equity	(62,555)	(59,466)	(39,012)
Other non-cash	22,467	11,971	(539)
Proceeds from sale of transferable tax credits	91,455	—	—
Funding of pension liability	(18,000)	(18,000)	(18,000)
Regulatory assets and liabilities	(84,279)	(89,838)	153,069
Purchased gas adjustment	7,273	(73,426)	152,763
GHG emission allowances	(333,169)	(154,728)	(129,195)
Other long term assets and liabilities	(9,719)	(1,058)	(14,247)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(30,892)	(22,687)	136,711
Materials and supplies	(31,100)	(28,402)	(41,273)
Fuel and natural gas inventory	3,929	(1,392)	6,057
Prepayments and other	(28,230)	(8,876)	(33,383)
Accounts payable	71,997	78,216	(240,714)
Taxes payable	20,486	2,979	(13,697)
Other	21,680	23,318	11,391
Net cash provided by (used in) operating activities	1,133,434	879,088	1,091,060
Investing Activities:
Construction expenditures - excluding equity AFUDC	(1,770,218)	(1,608,947)	(1,465,925)
Other	4,162	1,872	14,047
Net cash provided by (used in) investing activities	(1,766,056)	(1,607,075)	(1,451,878)
Financing Activities:
Change in short-term debt, net	20,000	(296,600)	(20,400)
Dividends paid	(117,799)	(153,996)	(96,004)
Capital contribution	264,000	292,800	100,000
Proceeds from long-term debt and bonds issued	495,625	793,892	396,488
Redemption of bonds and notes	(17,000)	—	—
Seller Financing	(21,739)	—
Other	27,701	20,009	25,701
Net cash provided by (used in) financing activities	650,788	656,105	405,785
Net increase (decrease) in cash, cash equivalents, and restricted cash	18,166	(71,882)	44,967
Cash, cash equivalents, and restricted cash at beginning of period	138,970	210,852	165,885
Cash, cash equivalents, and restricted cash at end of period	$157,136	$138,970	$210,852
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$297,336	$276,081	$253,835
Cash payments (refunds) for income taxes	40,133	67,888	116,795
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flow	$130,120	$110,311	$97,892
Seller financing accrued liabilities for capital expenditures eliminated from cash flow	11,114	1,700	21,739
Recognition of finance lease eliminated from cash flows	75,936	1,832	1,245
Capital expenditures due to change in ARO estimate eliminated from cash flow	3,037	20,255	(2,206)
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

Utility Plant
Puget Energy and PSE capitalize, at original cost, additions to utility plant, including renewals and betterments.  Costs include indirect costs such as engineering, supervision, certain taxes, pension and other employee benefits and an AFUDC.  Replacements of minor items of property are included in maintenance expense. When the utility plant is retired and removed from service, the original cost of the property is charged to accumulated depreciation and costs associated with removal of the property, less salvage, are charged to the cost of removal regulatory liability.

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

Depreciation and Amortization
The Company provides for depreciation and amortization on a straight-line basis.  Amortization is recorded for finance leases, intangibles such as certain regulatory assets and liabilities, computer software and franchises.  The annual depreciation provision stated as a percent of a depreciable electric utility plant was 3.6%, 3.4%, and 3.4% in 2025, 2024, and 2023, respectively; depreciable natural gas utility plant was 3.2%, 3.2%, and 3.2% in 2025, 2024, and 2023, respectively; and depreciable common utility plant was 6.7%, 6.6% and 6.5% in 2025, 2024, and 2023, respectively. The cost of removal is collected from PSE’s customers through depreciation expense and any excess is recorded as a regulatory liability.

Related Party Transactions
The Company identified no material related party transactions during the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

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

Regulatory Assets and Liabilities
PSE accounts for its regulated operations in accordance with ASC 980, “Regulated Operations” (ASC 980).  ASC 980 requires PSE to defer certain costs or losses that would otherwise be charged to expense, if it is probable that future rates will permit recovery of such costs.  It similarly requires deferral of revenues or gains that are expected to be returned to customers in the future.  Accounting under ASC 980 is appropriate as long as rates are established by or subject to approval by independent third-party regulators; rates are designed to recover the specific enterprise’s cost of service; and in view of demand for service, it is reasonable to assume that rates set at levels that will recover costs can be charged to and collected from customers.  In most cases, PSE classifies regulatory assets and liabilities as long-term when amortization periods extend longer than one year.  For further details regarding regulatory assets and liabilities, see Note 4, "Regulation and Rates" to the consolidated financial statements included in this Item 8 of this report.
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
PSE collected Washington excise taxes (which are a component of general retail customer rates) and municipal taxes totaling $384.7 million, $329.9 million and $319.1 million for 2025, 2024, and 2023, respectively. The Company reports the collection of such taxes on a gross basis in operation revenue and as expense in taxes other than income taxes in the accompanying consolidated statements of income.
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
The following table presents the activity in the allowance for credit losses for accounts receivable at December 31, 2025, and 2024:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31,
Allowance for credit losses:	2025	2024
Beginning balance	$40,436	$38,211
Provision for credit loss expense[1]	31,343	43,573
Receivables charged-off	(45,327)	(41,348)
Total ending allowance balance	$26,452	$40,436
_____________
1 $21.4 million and $37.1 million of provision related to balances of deferred costs specific to COVID-19 as of December 31, 2025 and 2024, respectively.

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
Investment tax credits are included in other long-term and regulatory liabilities and are accounted for using the deferral method. Under the deferral method, the benefit of the ITC is amortized over the useful life of the underlying asset as a reduction to deferred income tax expense. For additional information, see Note 13, "Income Taxes" to the consolidated financial statements included in this Item 8 of this report.

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
On December 19, 2024, the Washington Commission approved the Company's accounting petition in Docket No. UE-240773 to defer any incurred unrealized gains or losses on derivative instruments entered into to serve electric customers, and as such PSE has recognized regulatory assets and/or liabilities, thus deferring the unrealized gains or losses. As of December 31, 2025, the fair value of these derivatives were recorded on the Company's balance sheet as a derivative asset of $48.7 million and a derivative liability of $573.4 million. The difference of $524.7 million has been recorded as a regulatory asset in accordance with the accounting treatment approved by the Washington Commission.

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
The Company values derivative instruments based on daily quoted prices from an independent external pricing service.  When external quoted market prices are not available for derivative contracts, the Company uses a valuation model that uses volatility assumptions relating to future energy prices based on specific energy markets and utilizes externally available forward market price curves.  All derivative instruments are sensitive to market price fluctuations that can occur on a daily basis.  For additional information, see Note 11, "Fair Value Measurements" to the consolidated financial statements included in this Item 8 of this report.

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

Leases
PSE determines if an arrangement is, or contains, a lease at inception of the contract. If the arrangement is, or contains a lease, PSE assesses whether the lease is operating or financing for income statement and balance sheet classification. Operating leases are included in operating lease ROU assets, operating lease current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in utility plant, other current liabilities, and finance lease liabilities in our consolidated balance sheets.
ROU assets represent the right to use an underlying asset for the lease term, and consist of the amount of the initial measurement of the lease liability, any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, and any initial direct costs incurred by the lessee. Lease liabilities represent our obligation to make lease payments arising from the lease and are measured at present value of the lease payments not yet paid, discounted using the discount rate for the lease, determined based on PSE's incremental borrowing rate, at commencement. As most of PSE's leases do not provide an implicit interest rate, PSE uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. For fleet, IT and wind farm land leases, this rate is applied using a portfolio approach. The lease terms may include options to extend or terminate the lease when it is reasonably certain that PSE will exercise that option. On the statement of income, operating leases are generally accounted for under a straight-line expense model, while finance leases are generally accounted for under a financing model. However, consistent with lease accounting standards, PSE recognizes expense consistent with the timing of recovery in rates.
PSE has lease agreements with lease and non-lease components. Non-lease components comprise common area maintenance and utilities, and are accounted for separately from lease components.

Variable Interest Entities
PSE has certain PPAs in which PSE has variable interests mainly including fixed price contracts for renewable energy. The most significant economic activity for these variable interest entities (VIEs) is typically the operation and maintenance of the facility, which is performed by the seller. Therefore, the Company is not the primary beneficiary of any of these VIEs as it does not control the commercial and operating activities that most significantly impact the economic performance of the entities.
The carrying amount of any assets and liabilities related to these VIEs in the Company’s balance sheets represent amounts due from the PPAs. The Company can recover these costs through the PCA mechanism. The Company has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts. The aggregate contracted capacity from these VIE projects was 813.8 MW and 723.8 MW at December 31, 2025 and 2024. Purchased energy of $91.6 million, $88.9 million and $86.0 million were recognized in purchased electricity on the Company's consolidated statements of income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Additionally, $14.5 million and $11.6 million were included in accounts payable on the Company's balance sheets as of December 31, 2025 and December 31, 2024, respectively.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 is intended to improve the disclosures for reportable segments and provide more detailed information about a reportable segment's expenses. This requires disclosure of significant segment expense categories, amounts for each reportable segment, disclosure of the title and position of the Chief Operating Decision Maker and how they use the measure of the segments' profit or loss to assess performance and allocate resources. ASU 2023-07 was effective for the Company in fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. As of December 31, 2025, the Company's disclosures are consistent with the amendment.

Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 will require disclosure of specific categories in a tabular rate reconciliation using both percentages and currency amounts, and provide additional information for reconciling items that meet a quantitative threshold. Further requirements include a qualitative description of the tax jurisdictions, an explanation of the reconciling items disclosed and disclosure regarding income taxes paid. ASU 2023-09 eliminates the requirement to disclose the nature and estimate of range in unrecognized tax benefits and disclosures of the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized. ASU 2023-09 was effective for the Company in annual periods beginning after December 15, 2024. As of December 31, 2025, the Company's disclosures are consistent with the amendment.

Accounting Standards Issued but Not Yet Adopted
Interim Reporting
In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements)". ASU 2025-11 is intended to clarify what disclosures should be provided and clarify when the guidance is applicable. The amendments of ASU 2025-11 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

Government Grants
In December 2025, the FASB issued ASU No. 2025-10, "Government Grants (Topic 832)". ASU 2025-10 establishes authoritative guidance regarding recognition, measurement and presentation for government grants received by business entities. The amendments of ASU 2025-10 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 on its consolidated financial statements and related disclosures.

Derivatives and Hedging and Revenue with Contracts with Customers
In September 2025, the FASB issued ASU No. 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contract with Customers (Topic 606)". ASU 2025-07 addresses stakeholders' concerns about (i) the application of derivative accounting to contracts with features based on activities or operations of a party to the contract and (ii) the diversity of accounting for share -based non-cash consideration. The amendments of ASU 2025-07 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-07 on its consolidated financial statements and related disclosures.

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

Measurement of Credit Losses Disclosures
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". ASU 2025-05 provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments of ASU 2025-05 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05 on its consolidated financial statements and related disclosures.

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

(3)  Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31, 2025
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$1,944,566	$900,996	$—	$2,845,562
Commercial	1,339,883	422,050	—	1,761,933
Industrial	146,595	26,569	—	173,164
Other	19,317	—	—	19,317
Wholesale	349,197	—	—	349,197
Transmission and transportation	44,658	31,666	—	76,324
Miscellaneous[1]	32,213	99,560	24,634	156,407
Total revenue from contracts with customers	$3,876,429	$1,480,841	$24,634	$5,381,904
Total other revenue[2]	14,748	(18,484)	—	(3,736)
Total PSE operating revenue	$3,891,177	$1,462,357	$24,634	$5,378,168
Puget LNG operating revenue	$—	$—	$41,886	$41,886
Intercompany eliminations	—	(3,721)	—	(3,721)
Total Puget Energy operating revenue	$3,891,177	$1,458,636	$66,520	$5,416,333
_____________
1. Miscellaneous natural gas revenue includes $96.4 million for the regulatory offset of CCA auction proceeds passed back to customers.
2.    Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31, 2024
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$1,677,599	$796,889	$—	$2,474,488
Commercial	1,159,596	367,988	—	1,527,584
Industrial	131,869	26,764	—	158,633
Other	23,601	—	—	23,601
Wholesale	286,364	—	—	286,364
Transmission and transportation	33,911	34,558	—	68,469
Miscellaneous[1]	35,274	246,708	282	282,264
Total revenue from contracts with customers	$3,348,214	$1,472,907	$282	$4,821,403
Total other revenue[2]	(15,519)	19,347	—	3,828
Total PSE operating revenue	$3,332,695	$1,492,254	$282	$4,825,231
Puget LNG operating revenue	$—	$—	$34,668	$34,668
Intercompany eliminations	—	(3,684)	—	(3,684)
Total Puget Energy operating revenue	$3,332,695	$1,488,570	$34,950	$4,856,215
_____________
1.    Miscellaneous natural gas revenue includes $253.0 million for the regulatory offset of CCA auction proceeds passed back to customers.
2.    Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31, 2023
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$1,514,149	$868,462	$—	$2,382,611
Commercial	1,071,385	390,333	—	1,461,718
Industrial	123,548	29,461	—	153,009
Other	21,199	—	—	21,199
Wholesale	498,251	—	—	498,251
Transmission and transportation	46,141	28,616	—	74,757
Miscellaneous[1]	25,231	67,164	16,383	108,778
Total revenue from contracts with customers	$3,299,904	$1,384,036	$16,383	$4,700,323
Total other revenue[2]	45,963	40,332	—	86,295
Total PSE operating revenue	$3,345,867	$1,424,368	$16,383	$4,786,618
Puget LNG operating revenue	$—	$—	$31,048	$31,048
Intercompany eliminations	—	(1,092)	—	(1,092)
Total Puget Energy operating revenue	$3,345,867	$1,423,276	$47,431	$4,816,574
_____________
1.    Miscellaneous natural gas revenue includes $98.4 million for the regulatory offset of CCA auction proceeds passed back to customers.
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

Other Revenue from Contracts with Customers
Other revenue from contracts with customers is primarily comprised of electric transmission, natural gas transportation, and wholesale revenue sold on an intra-month basis.

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

Puget LNG
In December 2020, Puget LNG entered into a contract with one customer where Puget LNG is selling LNG over a 10-year delivery period that began April 1, 2024. The contract requires the customer to purchase a minimum annual quantity even if the customer does not take delivery. The price of the LNG includes a fixed charge, a fuel charge that includes both a market index and fixed margin component and other variable consideration. The fixed transaction price is allocated to the remaining performance obligations which is determined by the fixed charge components multiplied by the outstanding minimum annual quantity. Based on management’s best estimate, the Company expects to recognize this revenue over the following time periods:

Puget Energy
(Dollars in Thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Remaining Performance Obligations	$17,989	$19,454	$19,454	$19,454	$19,454	$63,227	$159,032

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

The net regulatory assets and liabilities at December 31, 2025, and 2024, are included in the following tables:

Puget Sound Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2025	2024
PCA unrealized loss	N/A	$451,359	$284,166
Environmental remediation	(a)	179,129	180,245
PCA mechanism	N/A	143,687	61,202
Storm damage costs electric	1 to 4 years	126,237	120,431
CCA schedule 111 recovery	N/A	99,388	—
Energy conservation costs	(a)	97,320	75,373
Automated meter reading	18 years	92,685	98,572
PGA unrealized loss	N/A	73,352	66,929
Baker Dam licensing operating and maintenance costs	(b)	59,175	56,201
Deferred Washington Commission AFUDC	30 years	54,985	55,427
Decoupling deferrals and interest	Less than 2 years	43,419	51,838
Chelan PUD contract initiation	5.8 years	41,347	48,435
Washington Commission COVID-19	N/A	40,966	37,089
Washington Commission LNG	N/A	31,269	38,070
Unamortized loss on reacquired debt	2 to 42 years	27,749	29,680
Generation plant major maintenance, less Colstrip	1 to 9 years	27,278	18,975
Lower Snake River	11.4 years	26,844	35,429
Deferred lease expense	(a)	22,542	18,862
Various other regulatory assets	(a)	69,649	139,569
Total PSE regulatory assets		$1,708,380	$1,416,493
Cost of removal	(c)	$(822,090)	$(748,095)
Deferred income taxes (d)	N/A	(699,225)	(722,558)
Repurposed production tax credits	N/A	(103,689)	(110,746)
PGA liability	2 years	(65,931)	(58,657)
Decoupling liability	Less than 2 years	(48,249)	(63,890)
CCA natural gas allowance auction proceeds	N/A	(46,367)	—
CCA schedule 111 recovery	N/A	(28,647)	(97,694)
Various other regulatory liabilities	(a)	(37,436)	(54,002)
Total PSE regulatory liabilities		$(1,851,634)	$(1,855,642)
PSE net regulatory assets (liabilities)		$(143,254)	$(439,149)
__________________
(a)Amortization periods vary depending on the timing of underlying transactions.
(b)The FERC license requires PSE to incur various O&M expenses over the life of the 50 year license for Baker. The regulatory asset represents the net present value of future expenditures and will be offset by actual costs incurred.
(c)The balance is dependent upon the cost of removal of underlying assets and the life of utility plant.
(d)For additional information, see Note 13,"Income Taxes" to the consolidated financial statements included in this Item 8 of this report.

Puget Energy	Remaining Amortization Period	December 31,
(Dollars in Thousands)		2025	2024
Total PSE regulatory assets	(a)	$1,708,380	$1,416,493
Puget Energy acquisition adjustments:
Regulatory assets related to power contracts	2 to 26 years	3,705	4,779
Total Puget Energy regulatory assets		$1,712,085	$1,421,272
Total PSE regulatory liabilities	(a)	$(1,851,634)	$(1,855,642)
Puget Energy acquisition adjustments:
Deferred income taxes		498	651
Regulatory liabilities related to power contracts	2 to 26 years	(26,443)	(30,566)
Various other regulatory liabilities	Varies	(1,190)	(1,193)
Total Puget Energy regulatory liabilities		$(1,878,769)	$(1,886,750)
Puget Energy net regulatory asset (liabilities)		$(166,684)	$(465,478)
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
In accordance with guidance provided by ASC 410, “Asset Retirement and Environmental Obligations (ARO),” PSE reclassified from accumulated depreciation to a regulatory liability $822.1 million and $748.1 million in 2025 and 2024, respectively, for the cost of removal of utility plant.  These amounts are collected from PSE’s customers through depreciation rates.

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
For further information on the prior rates, which were subject to the 2022 GRC, see Note 4, "Regulation and Rates" to the consolidated financial statements included in Item 8 of the Company's Form 10-K for the period ended December 31, 2024.

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

PCA and PGA Unrealized Loss
On December 19, 2024, the Washington Commission approved the Company's accounting petition in Docket No. UE-240773 to offset any derivative assets or liabilities, entered into in order to serve electric customers, with a regulatory asset or liability, thus deferring the unrealized gains or losses. For additional information, see Note 10, "Accounting for Derivative Instruments and Hedging Activities" to the consolidated financial statements included in this Item 8 of this report.

Colstrip Adjustment Rider
On September 30, 2024, PSE filed proposed revisions to rates under the Colstrip Adjustment Rider Schedule 141COL with the Washington Commission, seeking to recover actual and forecasted costs for Colstrip Units 3 and 4 for calendar year 2025. The proposed revisions would increase PSE's annual revenues by $4.1 million, or 0.1%. On December 19, 2024, the Washington Commission issued Order 01, requiring PSE to file revised tariff pages, with rates effective January 1, 2025, subject to refund pending final determination. The Washington Commission set the matter for adjudication, with a hearing held on September 3, 2025. On December 19, 2025, the Washington Commission concluded that an adjustment to the provisionally approved rate was necessary decreasing annual revenues by $6.9 million or 0.2% effective January 1, 2026.
On September 30, 2025, PSE filed proposed revisions to rates under the Colstrip Adjustment Rider Schedule 141COL with the Washington Commission in Docket No. 250733 for Colstrip Units 3 and 4 for calendar year 2026. The proposed revisions would decrease PSE's annual revenues by $82.5 million, or 2.3%, including the $6.9 million mentioned above, due to an expected decrease from the removal of Colstrip plant and elimination of operating costs from rates. The revised tariff filed went into effect on January 1, 2026, by operation of law.

Climate Commitment Act Deferral
In 2023, PSE filed its initial revision to natural gas rates for the recovery of allowance costs and pass back of auction proceeds in Docket UG-230968. In this filing, PSE sought to update rates pertaining to amounts deferred from January 2023 through September 2023 and to add new language to the tariff that would enable PSE to fund decarbonization projects using a portion of its projected no cost allowances revenues. Subsequent filings were also made to revise the tariff rates for allowance costs and auction proceeds related to subsequent periods. The Washington Commission suspended the tariff sheets and subsequent updates but allowed the rates to go into effect on an interim basis, subject to refund, on January 1, 2024. The Washington Commission rejected all parties' proposals for gas utility risk sharing of CCA compliance costs but indicated that it will consider whether a utility risk sharing mechanism is necessary in an ongoing rulemaking related to CCA implementation.
The ongoing recovery of allowance costs and pass back of proceeds from the sale of consigned no-cost allowances associated with PSE's natural gas business activities is consistent with the approved accounting petitions in Docket Nos. UG-220975 and UG-230471. As of December 31, 2025, PSE recorded a regulatory liability of $28.6 million, which represents the amounts to date over-collected in customer natural gas rates for CCA obligation costs, net of the expense incurred for the purchase of allowances for GHG emissions associated with the Company's natural gas business activities. Additionally, PSE will continue to consign for auction at least the minimum amount of no-cost emission allowances allocated for natural gas business activities in compliance with the CCA, the proceeds of which will continue to be used for the benefit of natural gas customers, as determined by the Washington Commission. PSE does not record a regulatory liability to defer the proceeds until consigned allowances are sold at auction. As of December 31, 2025, PSE recorded a regulatory liability of $46.4 million, which represents the proceeds received from the sale of consigned allowances sold at auction net of proceeds from the sale of consigned natural gas GHG emission allowances passed back through customer rates or used on approved decarbonization projects.
On May 2, 2025, PSE filed a revision to its electric tariff in Docket No. UE-250321, which proposed the establishment of a new schedule, Schedule 111 for electric, and will allow PSE to recover the costs associated with its electric compliance obligation. PSE's proposal covered the recovery of its electric compliance costs incurred, or to be incurred, from January 2023 through December 2025, with a recovery period set for the period of August 1, 2025 through December 2026. On July 24, 2025, the Washington Commission approved the recovery of PSE's estimated 2023 and 2024 compliance costs and a pro-rata portion of the 2025 estimated compliance costs. In Docket UE-250901, the Washington Commission approved the recovery of the remaining forecasted 2025 allowance obligation and a true-up to known compliance costs for 2023 and 2024, effective January 1, 2026.

The Order within Docket No. UE-250321 also required PSE to file a proposal for future recovery of CCA costs, which was made in that same docket on October 1, 2025. On December 24, 2025, the Washington Commission approved Order 1 in Docket No. UE-250747, which approved the total cost of electric CCA compliance will be recovered through PSE's power cost mechanism. Additionally, to the extent PSE uses no cost allowances granted by the WDOE for compliance, the benefit of this will be simultaneously passed back to customers through the electric Schedule 111 as approved in Docket No. UE-250901. When combined with the adjustment to Schedule 111, noted above, for the recovery of compliance costs, the annual net rate decrease beginning January 1, 2026, is $259.0 million or 7.2%.
As of December 31, 2025, PSE recorded a regulatory asset of $99.4 million, which represents the expense incurred for the purchase of allowances for the GHG emissions associated with the Company's electric business activities, net of amounts to date collected in customer electric rates for CCA obligation costs.

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
The following graduated scale used in the PCA mechanism resulted in the following Company and customer shares:

Puget Energy and
Puget Sound Energy	At December 31, 2025
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual power cost variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$17,000	—%	—%	$—	$17,000
(Over) and under collected between $17 - $40 million	35	50	11,500	65	50	11,500	23,000
(Over) or under collected beyond $40 million	10	10	15,521	90	90	139,693	155,214
Interest			—			4,453	4,453
Total (over) / under recovery			$44,021			$155,646	$199,667

Puget Energy and
Puget Sound Energy	At December 31, 2024
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual power cost variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$17,000	—%	—%	$—	$17,000
(Over) and under collected between $17 - $40 million	35	50	11,500	65	50	11,500	23,000
(Over) or under collected beyond $40 million	10	10	8,328	90	90	74,952	83,280
Interest			—			3,872	3,872
Total (over) / under recovery			$36,828			$90,324	$127,152
PSE filed a tariff requesting an update to the PCA mechanism in 2026 within Docket No. UE-250747, which was filed concurrently with the proposed tariff revision for Schedule 111, in Docket No. UE-250901, discussed above. The former revision requested an increase of $748.4 million or 20.8% and incorporated updated market prices for natural gas and CCA emissions allowances, along with corrected forced outage rates for PSE's natural gas-fired generators. The Washington Commission approved PSE's tariff revisions filed, effective January 1, 2026, subject to condition that these tariff revisions will be subject to review and revision in PSE's next GRC and will be effective until the conclusion of that case or February 28, 2027, whichever occurs first.
On July 8, 2025, PSE filed a tariff revision in Docket No. UE-250537 requesting that the Washington Commission eliminate the deadband and sharing bands in the PCA mechanism. The tariff revision is set for hearing in April 2026. There are currently motions pending to dismiss PSE's filing, which have not yet been ruled on by the Washington Commission.
On April 30, 2025, PSE filed the 2024 PCA compliance report in Docket No. UE-250318. PSE proposed that the $3.1 million difference between the 2024 forecasted deferred balance of $98.2 million, which was set in rates from October 1, 2024, to December 31, 2025, and the actual 2024 deferred balance of $95.1 million be returned to the PCA tracking account for future disposition. Additionally, PSE requested to recover the forecasted 2025 deferred balance of $80.6 million from October 1,

2025 to December 31, 2026. On September 29, 2025, the Washington Commission approved the report, but required PSE to refund the $3.1 million difference.
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
On October 24, 2024, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-240708, effective November 1, 2024. As part of that filing, PSE requested an annual overall revenue increase of $124.4 million, where PGA rates, under Schedule 101, decrease annual revenue by $2.6 million and the tracker rates, under Schedule 106, increase annual revenue by $127.0 million. The revenue increase in Schedule 106 is primarily due to the cessation of a counterparty refund of $28.1 million that was amortized as a credit in 2023 and $142.8 million in commodity deferrals that were passed back to customers.
The following table presents the PGA mechanism balances and activity as of December 31, 2025 and December 31, 2024:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Year Ended December 31,
PGA (liability)/receivable balance and activity	2025	2024
PGA (liability)/receivable beginning balance	$(58,657)	$(132,082)
Actual natural gas costs	397,465	416,067
Allowed PGA recovery	(399,347)	(336,170)
Interest	(5,392)	(6,472)
PGA (liability)/receivable ending balance	$(65,931)	$(58,657)

Storm Loss Deferral Mechanism
The Washington Commission has defined deferrable weather-related events and provided that costs in excess of the annual cost threshold may be deferred for qualifying damage costs that meet the modified Institute of Electrical and Electronics Engineers outage criteria for system average interruption duration index. For the year ended December 31, 2025, PSE incurred $46.2 million in weather-related electric transmission and distribution system restoration costs, of which the Company deferred $28.3 million and $6.0 million as regulatory assets related to storms that occurred in 2025 and 2024, respectively. This compares to $74.5 million incurred in weather-related electric transmission and distribution system restoration costs for the year ended December 31, 2024, of which the Company deferred $58.9 million and zero as regulatory assets related to storms that occurred in 2024 and 2023, respectively. Under the 2024 GRC Order in Docket No. UE-240004, the storm loss deferral mechanism approved the cumulative annual cost threshold for deferral of storms under the mechanism at $9.4 million in 2025 and $9.6 million in 2026 and the minimum expense exclusion, established in the 2017 GRC, remains in effect. Under the 2017 GRC Order in Docket No. UE-170033, the storm loss deferral mechanism approved the following: (i) the cumulative annual cost threshold for deferral of storms under the mechanism at $10.0 million; and (ii) qualifying events where the total qualifying cost is less than $0.5 million will not qualify for deferral and these costs will also not count toward the annual cost threshold.

Environmental Remediation
The Company is subject to environmental laws and regulations by federal, state and local authorities and is required to undertake certain environmental investigative and remedial efforts as a result of these laws and regulations.  The Company has been named by the Environmental Protection Agency (EPA), the WDOE and/or other third parties as potentially responsible or liable at several contaminated sites, including former manufactured gas plant sites.  In accordance with the guidance of ASC 450 “Contingencies,” the Company reviews its estimated future obligations and will record adjustments, if any, on a quarterly basis. The adjustments recorded are based on the best estimate or the low end of a range of reasonably possible costs expected to be incurred by the Company based on its currently understood legal exposure at applicable sites. It is reasonably possible that incurred costs exceed the recorded amounts due to changes in laws and/or regulations, higher than expected costs due to changes in labor market or supply chain, evolving technology, unforeseen and/or the discovery of new or additional contamination. The Company currently estimates that a significant portion of its past and future environmental remediation costs are recoverable from insurance companies, from third parties, and/or from customers under a Washington Commission order. The Company is subject to cost-sharing agreements with third parties regarding environmental remediation projects in Bellingham, Everett, Renton, Seattle, and Tacoma, Washington. As of December 31, 2025, the Company’s share of future remediation costs is estimated to be approximately $122.0 million.

(5)  Dividend Payment Restrictions

Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.7% at December 31, 2025, and the EBITDA to interest expense was 5.2 to 1.0 for the twelve months ended December 31, 2025.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.8 to 1.0 for the twelve months ended December 31, 2025.
At December 31, 2025, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.

(6)  Utility Plant

The following table presents electric, natural gas and common utility plant classified by account:

		Puget Energy		Puget Sound Energy
Utility Plant	Estimated Useful Life[1]	December 31,		December 31,
(Dollars in Thousands)	(Years)	2025	2024	2025	2024
Distribution plant	7-65	$9,589,563	$8,983,586	$11,062,733	$10,474,294
Production plant	12-90	3,810,312	3,310,663	4,419,413	3,928,187
Transmission plant	44-75	2,245,439	1,908,891	2,350,904	2,015,060
General plant	5-75	902,919	805,960	922,152	826,918
Intangible plant (including capitalized software)[2]	3-50	686,587	716,038	677,122	706,576
Plant acquisition adjustment	N/A	242,827	242,827	282,792	282,792
Underground storage	25-60	52,695	50,047	65,553	63,004
Liquefied natural gas storage	25-50	256,284	256,144	258,049	257,909
Plant held for future use	N/A	29,438	59,657	29,591	59,809
Recoverable cushion gas	N/A	8,784	8,784	8,784	8,784
Plant not classified	N/A	1,355,183	733,184	1,355,183	733,184
Finance leases, net of accumulated amortization[3]	N/A	159,475	91,045	159,475	91,045
Less: accumulated provision for depreciation		(5,555,794)	(5,101,926)	(7,808,039)	(7,382,662)
Subtotal		$13,783,712	$12,064,900	$13,783,712	$12,064,900
Construction work in progress		1,082,208	1,577,695	1,082,208	1,577,695
Net utility plant		$14,865,920	$13,642,595	$14,865,920	$13,642,595
_______________________
1.Estimated Useful Life years have been approved in the 2022 GRC.
2.Intangible assets include capitalized software and franchise agreements with useful lives ranging between 3-10 years and 10-50 years, respectively.
3.At December 31, 2025, and 2024, accumulated amortization of finance leases at Puget Energy and PSE was $25.6 million and $18.3 million, respectively.

Jointly owned generating plant service costs are included in utility plant service cost at the Company's ownership share.  The Company provides financing for its ownership interest in the jointly owned utility plants. The following tables indicate the Company’s percentage ownership and the extent of the Company’s investment in jointly owned generating plants in service at December 31, 2025.  These amounts are also included in the Utility Plant table above, with the exception of Puget Energy's portion of the Tacoma LNG facility, which is reported in the Puget Energy "Other property and investments" financial statement line item. The Company's share of fuel costs and operating expenses for plant in service are included in the corresponding accounts in the Consolidated Statements of Income.

Puget Energy
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Construction Work in Progress	Accumulated Depreciation
Colstrip Units 3 and 4[1]	Coal	25.00%	$324,187	$—	$(320,572)
Frederickson 1	Natural Gas	49.85	68,006	—	(38,390)
Jackson Prairie	Natural Gas	33.34	50,546	—	(15,792)
Tacoma LNG	Natural Gas	various	496,973	4,974	(49,793)
_______________________
1.The transfer of PSE's interest in Colstrip Units 3 and 4 to NorthWestern Energy was completed by January 1, 2026, and thus thereafter Colstrip no longer serves PSE customers.

Puget Sound Energy
Jointly Owned Generating Plants (Dollars in Thousands)	Energy Source (Fuel)	Company’s Ownership Share	Plant in Service at Cost	Construction Work in Progress	Accumulated Depreciation
Colstrip Units 3 and 4[1]	Coal	25.00%	$574,980	$—	$(571,365)
Frederickson 1	Natural Gas	49.85	73,658	—	(44,042)
Jackson Prairie	Natural Gas	33.34	65,553	—	(30,799)
Tacoma LNG	Natural Gas	various	246,365	1,146	(24,278)
_______________________
1.The transfer of PSE's interest in Colstrip Units 3 and 4 to NorthWestern Energy was completed by January 1, 2026, and thus thereafter Colstrip no longer serves PSE customers.

PSE had a 50% ownership interest in Colstrip Units 1 and 2 and until January 1, 2026, a 25% interest in Colstrip Units 3 and 4, which are coal-fired generating units located in Colstrip, Montana. PSE accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025 as part of the 2019 GRC. PSE entered into an agreement with NorthWestern Energy on July 30, 2024 to transfer PSE's ownership interest in Colstrip Units 3 and 4 to NorthWestern Energy on January 1, 2026. Management evaluated the agreement with Northwestern Energy and determined that abandonment accounting criteria was met as of January 1, 2026. Thus, PSE applied abandonment accounting on the transfer date of January 1, 2026; Colstrip Units 3 and 4 were classified as Electric Utility Plant on the Company's balance sheet as of December 31, 2025.

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
For the year ended December 31, 2025, the Company reviewed the estimated remediation costs related to the Beaver Creek Wind Project and determined that $21.1 million was warranted for the ARO liability. An $18.8 million ARO liability was warranted as of December 31, 2024.
For the twelve months ended December 31, 2025, the Company reviewed the estimated remediation costs at Colstrip and determined no change was warranted for the Colstrip ARO liability for Colstrip Units 1-4, compared to $7.9 million for the 12 months ended December 31, 2024. For the twelve months ended December 31, 2025 and 2024, the Company recorded relief of ARO and environmental remediation liability of $16.0 million and $6.0 million, respectively.
In addition, the Company recorded Tacoma LNG facility ARO liability of $4.4 million and $4.2 million for PSE and $4.3 million and $4.1 million for Puget LNG held only at Puget Energy as of December 31, 2025 and December 31, 2024, respectively.

Puget Energy and Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2025	2024
ARO beginning balance	$235,943	$207,034
New ARO recognized in the period	626	18,811
Relief of liability	(16,296)	(6,049)
Revisions in estimated cash flows	2,411	9,471
Accretion expense	7,145	6,676
ARO ending balance	$229,829	$235,943

The Company has identified the following obligations, as defined by ASC 410, “ARO,” which were not recognized because the liability for these assets cannot be reasonably estimated at December 31, 2025:
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

Beaver Creek Wind Project
Beaver Creek is a utility-scale wind project located in Stillwater County, Montana, with nameplate capacity of 248 MW that commenced commercial operations in August 2025. On September 15, 2023, PSE executed a membership interest purchase agreement with Caithness Beaver Creek, LLC for a 100% ownership interest in Caithness Montana Wind, LLC, which closed on December 1, 2023 and $45.6 million has been paid as of December 31, 2025. On December 1, 2023, PSE entered into a turbine supply agreement with GE Renewables North America, LLC to purchase 88 wind turbines and $283.5 million has been paid as of December 31, 2025. On January 26, 2024, PSE entered into a balance of plant agreement to complete the design and construction of the project, for which $157.4 million has been paid as of December 31, 2025. As of December 31, 2025, $576.8 million of assets were recorded to the “Utility plant - Electric plant” financial statement line item and $21.1 million of ARO was recorded to the "Other deferred credits" financial statement line item, in conjunction with the Beaver Creek wind project.

Appaloosa Solar Project
Appaloosa Solar Project is a utility-scale solar project located in Garfield County, Washington, with an expected nameplate capacity of 142 MW that is expected to commence commercial operations in 2027. On December 22, 2023, PSE executed and closed a membership interest purchase agreement with HQC Solar Holdings 1, LLC for a 100% ownership interest in Appaloosa Solar Project LLC. Total consideration is expected to be $20.3 million, of which $18.6 million was paid as of December 31, 2025 and the remaining balance is expected to be paid in 2026. On August 30, 2024, PSE entered into an Engineering, Procurement, and Construction agreement to complete the design and construction of the project. Total consideration is expected to be approximately $266.8 million. As of December 31, 2025, $93.5 million was recorded to construction work in progress in conjunction with the Appaloosa solar project.

Lower Snake River Phase II
On December 29, 2025, PSE entered into a turbine supply agreement with GE Renewables North America, LLC to purchase 38 wind turbine generators for a total of $182.7 million, of which $18.3 million has been paid as of December 31, 2025. The turbine generators are expected to be delivered in 2027.

(7)  Long-Term Debt

The following table presents outstanding long-term debt due dates and principal amounts, net of debt discount, issuance and other costs and fair value adjustments at December 31, 2025 and 2024:

(Dollars in Thousands)			December 31,
Series	Type	Due	2025	2024
Puget Sound Energy:
7.020%	Senior Secured Note	2027	$300,000	$300,000
7.000%	Senior Secured Note	2029	100,000	100,000
3.900%	Pollution Control Bond	2031	138,460	138,460
4.000%	Pollution Control Bond	2031	23,400	23,400
5.330%	Senior Secured Note	2034	400,000	400,000
5.483%	Senior Secured Note	2035	250,000	250,000
6.724%	Senior Secured Note	2036	250,000	250,000
6.274%	Senior Secured Note	2037	300,000	300,000
5.757%	Senior Secured Note	2039	350,000	350,000
5.795%	Senior Secured Note	2040	325,000	325,000
5.764%	Senior Secured Note	2040	250,000	250,000
4.434%	Senior Secured Note	2041	250,000	250,000
5.638%	Senior Secured Note	2041	300,000	300,000
4.300%	Senior Secured Note	2045	425,000	425,000
4.223%	Senior Secured Note	2048	600,000	600,000
3.250%	Senior Secured Note	2049	450,000	450,000
2.893%	Senior Secured Note	2051	450,000	450,000
4.700%	Senior Secured Note	2051	45,000	45,000
5.448%	Senior Secured Note	2053	400,000	400,000
5.685%	Senior Secured Note	2054	400,000	400,000
5.598%	Senior Secured Note	2055	500,000	—
*	Debt discount, issuance cost and other	*	(49,176)	(45,835)
Total PSE long-term debt			$6,457,684	$5,961,025
Puget Energy:
*	Fair value adjustment of PSE long-term debt	*	$(122,820)	$(131,326)
2.379%	Senior Secured Note	2028	500,000	500,000
4.100%	Senior Secured Note	2030	650,000	650,000
4.224%	Senior Secured Note	2032	450,000	450,000
5.725%	Senior Secured Note	2035	600,000	—
*	Debt discount, issuance cost and other	*	(9,832)	(5,780)
Total Puget Energy long-term debt			$8,525,032	$7,423,919
___________________
*Not Applicable.

On November 13, 2025, PSE entered into (a) an Indenture of Mortgage - Electric (Electric Mortgage Indenture), dated as of November 13, 2025, with U.S. Bank Trust Company, National Association, as trustee, and (b) an Indenture of Mortgage - Gas (Gas Mortgage Indenture and, together with the Electric Mortgage Indenture, the New Mortgage Indentures), dated as of November 13, 2025, with U.S. Bank Trust Company, National Association, as trustee, which, upon the Lien Effective Date (as defined below), established first mortgage liens on substantially all of PSE’s present electric utility property and gas utility property, respectively, and certain after-acquired electric utility property and gas utility property, respectively, subject to certain exceptions. The Electric Mortgage Indenture replaces PSE’s First Mortgage, dated as of June 2, 1924, with U.S. Bank National Association (as successor to State Street Bank and Trust Company), as amended and supplemented from time to time. The Gas Mortgage Indenture replaces PSE’s Indenture of First Mortgage, dated as of April 1, 1957, with The Bank of New York Mellon, N.A. (as successor trustee to Harris Trust and Savings Bank), as amended and supplemented from time to time.
On December 16, 2025 (Lien Effective Date and Substitution Date), PSE (a) entered into first supplemental indentures to the New Mortgage Indentures, pursuant to which the respective liens of the New Mortgage Indentures became effective, (b) entered into the sixth supplemental indenture (Sixth Supplemental Indenture) to that certain Indenture dated as of December 1, 1997, as modified and supplemented from time to time (Senior Note Indenture) between PSE and U.S. Bank Trust Company, National Association, as trustee (Senior Note Trustee), and (c) delivered to the Senior Note Trustee pledged substituted mortgage bonds issued under the New Mortgage Indentures in the same principal amount, and with identical terms to the senior notes then-outstanding under the Senior Note Indenture. The Sixth Supplemental Indenture amends the Senior Note Indenture to make it mandatory for PSE to deliver to the Senior Note Trustee upon the issuance of senior notes thereunder, pledged substituted mortgage bonds, which shall be issued under the New Mortgage Indentures, in the same principal amount, and with identical terms to the senior notes, including interest rate, interest payment dates and stated maturity date and redemption provisions. As a result, as of the Substitution Date PSE's outstanding senior secured notes and any future series of PSE's senior secured notes will be secured by pledged substituted mortgage bonds.

Puget Energy Long-Term Debt
On March 13, 2025, Puget Energy issued $600.0 million of senior secured notes at an interest rate of 5.725% (Initial 5.725% Notes) in a private offering exempt from registration under the Securities Act. The notes mature on March 15, 2035 and pay interest semi-annually in arrears on March 15 and September 15 of each year, commencing September 15, 2025. Proceeds from the issuance of the Initial 5.725% Notes were used to repay Puget Energy's $400.0 million 3.650% senior secured notes that matured on May 15, 2025, to pay down a portion of the outstanding balance on the Puget Energy senior secured credit facility and for general corporate purposes.
On May 7, 2025, Puget Energy filed a Form S-4 Registration Statement, which was declared effective by the SEC on May 30, 2025. On June 2, 2025, Puget Energy launched an exchange offer for holders of the Initial 5.725% Notes to receive registered notes (Registered 5.725% Notes) with substantially identical terms as those of the Initial 5.725% Notes. The exchange offer expired on July 1, 2025, and all Initial 5.725% Notes were exchanged and settled on July 8, 2025 and July 22, 2025 for the Registered 5.725% Notes.

Puget Sound Energy Long-Term Debt
On September 15, 2025, PSE issued $500.0 million of senior secured notes at an interest rate of 5.598%. The notes mature on September 15, 2055 and pay interest semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2026. Proceeds from the issuance of the notes were used to fund capital expenditures and for general corporate purposes.
On July 30, 2025, PSE filed an automatic shelf registration statement on Form S-3 as a "well-known seasoned issuer" as defined in Rule 405 under the Securities Act of 1933, as amended. Under this shelf registration process, an indeterminate aggregate offering price or number of securities may be registered from time to time. The shelf registration statement will expire in July 2028.
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
On June 11, 2024, PSE issued $400.00 million of green senior secured notes at an interest rate of 5.685%. The notes mature on June 15, 2054 and pay interest semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2024. Net proceeds from the issuance of the notes were invested in short-term money market funds and were allocated to eligible projects, as defined in PSE’s sustainable financing framework, which was published in May 2023. Eligible Projects are expenditures incurred and investments made related to development and acquisition of some or all of the following types of projects: (i) renewable energy, (ii) energy efficiency, (iii) clean transportation, (iv) biodiversity conservation, (v)

climate change adaptation, (vi) water and wastewater management, (vii) pollution prevention and control, and (viii) green innovation.

Long-Term Debt Maturities
The principal amounts of long-term debt maturities for the next five years and thereafter are as follows:

(Dollars in Thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Maturities of:
PSE	$—	$300,000	$—	$100,000	$—	$6,106,860	$6,506,860
Puget Energy	—	—	500,000	—	650,000	1,050,000	2,200,000
Total long-term debt	$—	$300,000	$500,000	$100,000	$650,000	$7,156,860	$8,706,860

(8)  Liquidity Facilities and Other Financing Arrangements

As of December 31, 2025 and 2024, PSE had $60.0 million and $40.0 million in short-term debt outstanding, respectively.  Outside of the consolidation of PSE’s short-term debt, Puget Energy had $427.5 million and $338.4 million, in short-term debt, drawn and outstanding under its credit facility as of December 31, 2025 and 2024, respectively. PSE’s weighted-average interest rate on short-term debt, including borrowing rate, commitment fees and the amortization of debt issuance costs, during 2025 and 2024 was 35.3% and 8.5%, respectively.  The rate in 2025 was inflated by an increase in commitment fees and less commercial paper issued during the year. As of December 31, 2025, PSE and Puget Energy had several committed credit facilities that are described below.

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
The credit agreement is syndicated among numerous lenders and contains usual and customary affirmative and negative covenants that, among other things, place limitations on PSE's ability to transact with affiliates, make asset dispositions and investments or permit liens to exist. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. PSE certifies its compliance with such covenants to participating banks each quarter. As of December 31, 2025, PSE was in compliance with all applicable covenant ratios.
The credit agreement allows PSE to borrow at a prime based rate or to make floating rate advances at the SOFR, in either case, plus a spread that is based upon PSE's credit rating. PSE must pay a commitment fee on the unused portion of the credit facility. The spreads and the commitment fee depend on PSE's credit ratings. As of the date of this report, interest was calculated as SOFR plus 0.10% SOFR adjustment plus 1.25% spread over the adjusted SOFR rate and the commitment fee was 0.175%. As of December 31, 2025, no amount was drawn under PSE's credit facility and $60.0 million was outstanding under the commercial paper program.
Outside of the credit facility, PSE maintains a standby letter of credit with TD Bank allowing for standby letter of credit postings of up to $210.0 million as a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions. As of December 31, 2025, $53.1 million was issued under a standby letter of credit with TD Bank in support of natural gas and carbon allowance purchases. On February 13, 2026, TD Bank increased the standby letter of credit, allowing postings of up to $300.0 million. Additionally, PSE posted cash collateral of $78.0 million to ICE for purchased power trading. In support of purchased power contracts, PSE posted cash collateral of $12.0 million and maintained three standby letters of credit in the amounts of $58.5 million, $13.5 million, and $11.9 million. In support of a funding participant contract, PSE has a $13.4 million standby letter of credit. PSE also maintains a $1.7 million letter of credit in support of a long-term transmission contract.

Demand Promissory Note
On May 19, 2023, PSE amended and restated its revolving credit facility with Puget Energy, in the form of a credit agreement and a demand promissory note (Note) pursuant to which PSE may borrow up to $200.0 million from Puget Energy subject to approval by Puget Energy.  Under the terms of the Note, PSE pays interest based on Puget Energy’s credit facility interest rate, which is SOFR plus 0.10% SOFR adjustment, plus 1.75% spread over the adjusted SOFR rate.  As of December 31, 2025, there was no outstanding balance under the promissory note.

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
The revolving senior secured credit facility contains usual and customary affirmative and negative covenants. The credit agreement also contains a leverage ratio that requires the ratio of (a) total funded indebtedness to (b) total capitalization to be 65.0% or less at all times. As of December 31, 2025, Puget Energy was in compliance with all applicable covenants.
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

(9)  Leases

PSE has operating leases for buildings, real estate for operating facilities, including the Puget LNG facility, land, and vehicles. Finance leases primarily represent buildings and equipment. PSE also has certain power purchase agreements that qualify as leases. The leases have remaining lease terms of less than a year to 44 years. PSE's ROU assets and lease liabilities include options to extend leases when it is reasonably certain that PSE will exercise that option.
On December 4, 2025, PSE entered into an extension agreement for its lease of its corporate headquarters located in Bellevue, Washington. The agreement extended the lease term through August 31, 2039. The extension remeasurement resulted in an increase of the operating lease ROU asset and operating lease liabilities of $70.3 million.
On October 1, 2025, PSE commenced a tolling agreement to purchase the energy and capacity associated with a 132.5 MW natural gas combined cycle facility. The tolling agreement represents an operating lease to PSE and as of December 31, 2025, PSE recorded $77.8 million in ROU assets and $77.9 million in lease liabilities, included in the Company's consolidated balance sheets. The ROU asset is included in the operating lease ROU assets line item and liabilities are included in the operating lease liabilities line items under the current liabilities and other long-term and regulatory liabilities sections. Lease costs associated with the tolling agreement are included within purchased electricity on the Company's consolidated statements of income.
On September 1, 2025, PSE commenced a lease agreement for an operations training facility located in Puyallup, Washington. The lease agreement represents a finance lease to PSE and as of December 31, 2025, PSE recorded $73.5 million in assets and $75.9 million in liabilities, included in the Company's consolidated balance sheets.
On January 1, 2025, PSE commenced a tolling agreement to purchase the energy and capacity associated with a 650.0 MW natural gas combined cycle facility. The tolling agreement represents an operating lease to PSE and as of December 31, 2025, PSE recorded $139.1 million in ROU assets and $139.1 million in lease liabilities, included in the Company's consolidated balance sheets. The ROU asset is included in the operating lease ROU assets line item and liabilities are included in the operating lease liabilities line items under the current liabilities and other long-term and regulatory liabilities sections. Costs associated with the tolling agreement, include both fixed and variable components, and are included within purchased electricity on the Company's consolidated statements of income.

The components of lease cost were as follows:

Puget Energy and Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2025		2024
Finance lease cost:
Amortization of right-of-use asset	$4,583		$3,915
Interest on lease liabilities	4,217		3,192
Total finance lease cost[1]	$8,800		$7,107

Operating lease cost:
Purchased power leases:
Operating lease cost	$77,294		$—
Variable lease cost	87,450		—
Total purchased power lease cost	$164,744		$—
Other operating lease cost[2]	26,357		24,993
Total operating lease cost[3]	$191,101	$191,102	$24,993
_______________
1.Includes $1.3 million and $2.0 million recorded to CWIP via construction support overhead related to finance leases for the years ended December 31, 2025 and December 31, 2024, respectively.
2.Includes $1.8 million and $1.7 million allocated to Puget LNG at Puget Energy related to the Port of Tacoma lease for the years ended December 31, 2025 and December 31, 2024, respectively.
3.Includes $9.5 million and $8.8 million recorded to CWIP via construction support overhead related to operating leases for the years ended December 31, 2025 and December 31, 2024, respectively.

Supplemental cash flow information related to leases was as follows:

Puget Energy and Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases[1]	$181,573	$17,038
Investing cash flow for operating leases	10,855	7,955
Operating cash flow for finance leases	4,217	3,192
Financing cash flow for finance leases	3,256	3,915
Non-cash disclosure upon commencement of new lease
Right-of-use assets obtained in exchange for new operating lease liabilities	$300,002	$4,093
Right-of-use assets obtained in exchange for new finance lease liabilities	75,145	1,832
Non-cash disclosure upon modification of existing lease
Modification of operating lease right-of-use assets	$70,502	$1,996
_______________
1 Includes $1.8 million and $1.7 million allocated to Puget LNG at Puget Energy related to the Port of Tacoma lease for the years ended December 31, 2025 and December 31, 2024, respectively.

Supplemental balance sheet information related to leases was as follows:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At December 31,
Operating Leases	2025	2024
Operating lease right-of-use assets - other	$244,055	$181,397
Operating lease right-of-use assets - purchased power	216,935	$—
Total operating lease right-of-use assets	$460,990	$181,397

Operating lease liabilities - other, current	$21,830	$22,761
Operating lease liabilities - purchased power, current	82,410	—
Operating lease liabilities - other, long-term	230,686	166,700
Operating lease liabilities - purchased power, long-term	134,673	—
Total operating lease liabilities:	$469,599	$189,461

Finance Leases
Common plant	$124,343	$53,594
Natural gas plant	209	310
Electric plant	34,924	37,141
Total finance lease assets	$159,476	$91,045

Other current liabilities	$5,586	$3,786
Finance lease liabilities	167,426	96,850
Total finance lease liabilities	$173,012	$100,636

Weighted Average Remaining Lease Term
Operating leases	12.1 Years	21.2 Years
Finance leases	17.7 Years	16.9 Years

Weighted Average Discount Rate
Operating leases	4.52%	3.76%
Finance leases	4.47%	3.10%

The following table summarizes the Company’s estimated future minimum lease payments for commenced leases as of December 31, 2025:

Puget Energy and Puget Sound Energy	Future Minimum Lease Payments
(Dollars in Thousands)
At December 31,	Operating Leases	Finance Leases
2026	$117,569	$12,683
2027	117,713	12,637
2028	42,320	12,833
2029	36,941	12,805
2030	38,006	13,036
Thereafter	248,209	192,781
Total lease payments	$600,758	$256,775
Less imputed interest	(131,159)	(83,763)
Total net present value	$469,599	$173,012

Leases Not Yet Commenced
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
PSE's energy risk portfolio management function monitors and manages these risks using analytical models and tools. In order to manage risks effectively, PSE enters into forward physical electric and natural gas purchase and sale agreements, fixed-for-floating swap contracts, and commodity call/put options. Due to regulatory accounting treatment, changes in fair value have no impact on earnings. The Company does not apply cash flow hedge accounting.
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

The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	Volumes (millions)		Assets[1]		Liabilities²
	2025	2024	2025	2024	2025	2024
Electric portfolio derivatives[3]	*	*	$41,974	$35,341	$493,334	$319,506
Natural gas derivatives (MMBtus)[3]	289	269	6,735	3,495	80,087	70,425
Total derivative contracts			$48,709	$38,836	$573,421	$389,931
Current			$37,448	$32,591	$359,890	$218,443
Long-term			11,261	6,245	213,531	171,488
Total derivative contracts			$48,709	$38,836	$573,421	$389,931
__________
1.Balance sheet classification: Current and Long-term Unrealized gain on derivative instruments.
2.Balance sheet classification: Current and Long-term Unrealized loss on derivative instruments.
3.All fair value adjustments on derivatives have been deferred in accordance with ASC 980, “Regulated Operations". The net derivative asset or liability and offsetting regulatory liability or asset are related to contracts used to economically hedge the cost of electricity and physical gas purchased to serve customers.
*Electric portfolio derivatives consist of electric generation fuel of 252.9 million One Million British Thermal Units (MMBtus) and purchased electricity of 33.8 million megawatt hours (MWhs) at December 31, 2025, and 283.5 million MMBtus and 13.3 million MWhs at December 31, 2024.

It is the Company's policy to record all derivative transactions on a gross basis at the contract level without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: WSPP, Inc. (WSPP) agreements, which standardize physical power contracts; International Swaps and Derivatives Association (ISDA) agreements, which standardize financial natural gas and electric contracts; and North American Energy Standards Board (NAESB) agreements, which standardize physical natural gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as the right of set-off in the event of counterparty default. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount. For further details regarding the fair value of derivative instruments, see Note 11, "Fair Value Measurements", to the consolidated financial statements included in this Item 8 of this report.
The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
December 31, 2025
(Dollars in Thousands)	Gross Amount Recognized in the Consolidated Balance Sheet[1]	Gross Amounts Offset in the Consolidated Balance Sheet	Net of Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Commodity Contracts	Cash Collateral Received/Pledged	Net Amount
Assets:
Energy derivative contracts	$48,709	$—	$48,709	$(44,271)	$—	$4,438
Liabilities:
Energy derivative contracts	$573,421	$—	$573,421	$(44,271)	$(54,521)	$474,628

Puget Energy and Puget Sound Energy
December 31, 2024
(Dollars in Thousands)	Gross Amount Recognized[1]	Gross Amounts Offset in the Consolidated Balance Sheet	Net of Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Commodity Contracts	Cash Collateral Received/Pledged	Net Amount
Assets
Energy derivative contracts	$38,836	$—	$38,836	$(34,329)	$—	$4,507
Liabilities
Energy derivative contracts	$389,931	$—	$389,931	$(34,329)	$(3,593)	$352,009
__________
1.All derivative contract deals are executed under ISDA, NAESB, and WSPP master agreements with right of set-off.

On December 19, 2024, the Washington Commission approved the Company's accounting petition in Docket No. UE-240773 to defer any incurred unrealized gains or losses on derivative instruments entered into to serve electric customers, and as such PSE has recognized regulatory assets and/or liabilities, thus deferring the unrealized gains or losses. Prior to the accounting petition, the Company recognized an unrealized gain of $33.9 million and unrealized loss of $284.5 million related to its derivatives for the year ended December 31, 2024 and 2023, respectively in the 'Unrealized gain (loss) on derivative instruments, net' line item on its Consolidated Statements of Income. For further information see Part II, Item 8, Note 10 "Accounting for Derivative Instruments and Hedging Activities" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of December 31, 2025, approximately 99.2% of the Company's energy portfolio exposure, excluding normal purchase normal sale (NPNS) transactions, is with counterparties that are rated investment grade by rating agencies and 0.8% are either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against unrealized gain (loss) positions. As of December 31, 2025, the Company was in a net liability position with the majority of counterparties, so the default factors of counterparties did not have a significant impact on reserves for the period. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the ICE, and natural gas contracts on the ICE NGX exchange platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of December 31, 2025, PSE had cash posted as collateral of $78.0 million related to contracts executed on the ICE platform. As a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions, PSE maintains a standby letter of credit agreement with TD Bank. As of December 31, 2025, PSE had $53.1 million issued under the standby letter of credit agreement in support of natural gas and carbon allowance purchases. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the twelve months ended December 31, 2025.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy	December 31,
(Dollars in Thousands)	2025			2024
Contingent Feature	Fair Value[1] Liability	Posted Collateral	Contingent Collateral	Fair Value[1] Liability	Posted Collateral	Contingent Collateral
Credit rating[2]	$253,105	$—	$253,105	$179,532	$—	$179,532
Requested credit for adequate assurance	21,927	—	—	37,492	—	—
Forward value of contract[3]	54,521	77,969	N/A	19,905	12,915	N/A
Total	$329,553	$77,969	$253,105	$236,929	$12,915	$179,532
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. Investments in life insurance contracts of $44.8 million both at December 31, 2025 and 2024, are included in "Other property and investments" on the balance sheet. These values are also reasonable estimates of their fair value and classified as Level 2 in the fair value hierarchy as they are valued based on market rates for similar transactions.
The fair value of long-term notes were estimated using the discounted cash flow method with U.S. Treasury yields and Company's credit spreads as inputs, interpolating to the maturity date of each issue.
The carrying values and estimated fair values were as follows:

Puget Energy		December 31, 2025		December 31, 2024
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$8,525,032	$8,199,785	$7,423,919	$6,966,211

Puget Sound Energy		December 31, 2025		December 31, 2024
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$6,457,684	$6,054,647	$5,961,025	$5,492,999
_______________
1.The carrying value includes debt issuances costs of $23.2 million and $21.3 million for December 31, 2025, and 2024, respectively, which are not included in fair value.
2.The carrying value includes debt issuances costs of $22.2 million and $22.1 million for December 31, 2025, and 2024, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis and the reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Fair Value			Fair Value
	December 31, 2025			December 31, 2024
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$38,930	$3,044	$41,974	$25,236	$10,105	$35,341
Gas derivative instruments	2,262	4,473	6,735	1,729	1,766	3,495
Total derivative assets	$41,192	$7,517	$48,709	$26,965	$11,871	$38,836
Liabilities:
Electric derivative instruments	$281,007	$212,327	$493,334	$134,292	$185,214	$319,506
Gas derivative instruments	78,945	1,142	80,087	70,050	375	70,425
Compliance obligation	96,490	—	96,490	73,049	—	73,049
Total derivative liabilities	$456,442	$213,469	$669,911	$277,391	$185,589	$462,980

Puget Energy and Puget Sound Energy	Year Ended December 31,
Level 3 Roll-Forward Net Asset (Liability)	2025			2024			2023
(Dollars in Thousands)	Electric	Natural Gas	Total	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(175,110)	$1,391	$(173,719)	$27,262	$3,851	$31,113	$116,078	$(127)	$115,951
Changes during period:
Realized and unrealized energy derivatives
Included in earnings[1]	—	—	—	(27,262)	—	(27,262)	(56,656)	—	(56,656)
Included in regulatory assets / liabilities	(88,308)	4,517	(83,791)	(211,129)	1,284	(209,845)	—	4,906	4,906
Settlements[2]	54,135	(2,578)	51,557	34,873	(4,418)	30,455	(32,377)	(1,098)	(33,475)
Transferred into Level 3	—	—	—	—	—	—	—	—	—
Transferred out Level 3	—	—	—	1,146	674	1,820	217	170	387
Balance at end of period	$(209,283)	$3,330	$(205,953)	$(175,110)	$1,391	$(173,719)	$27,262	$3,851	$31,113

__________________
1.Income Statement classification: Unrealized gain (loss) on derivative instruments, net. Includes unrealized gains (losses) on derivatives still held in position as of the reporting date for electric derivatives of $(17.3) million for the year ended December 31, 2023.
2.The Company had no purchases or sales of options during the reported periods.

Realized gains and losses on energy derivatives for Level 3 recurring items are included in energy costs in the Company's consolidated statements of income under purchased electricity, electric generation fuel or purchased natural gas when settled.
In order to determine which assets and liabilities are classified as Level 3, the Company receives market data from its independent external pricing service defining the tenor of observable market quotes. To the extent any of the Company's commodity contracts extend beyond what is considered observable as defined by its independent pricing service, the contracts are classified as Level 3. The actual tenor of what the independent pricing service defines as observable is subject to change depending on market conditions. Therefore, as the market changes, the same contract may be designated Level 3 one month and Level 2 the next, and vice versa. The changes of fair value classification into or out of Level 3 are recognized each month and reported in the Level 3 Roll-forward table above. The Company did not have any transfers between Level 2 and Level 1 during the years ended December 31, 2025, 2024, and 2023. The Company does transact at locations, or market price points, that are illiquid or for which no prices are available from the independent pricing service. In such circumstances the Company uses a more liquid price point and adjusts the price for transportation costs to the illiquid locations to serve as a proxy for market prices. Such transactions are classified as Level 3. The Company does not use internally developed models to make adjustments to significant unobservable pricing inputs.
The only significant unobservable input into the fair value measurement of the Company's Level 3 assets and liabilities is the forward price for electric and natural gas contracts.
Below are the forward price ranges for the Company's commodity contracts, as of December 31, 2025:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted
Electricity	$3,044	$212,327	Discounted cash flow	Power Prices (per MWh)	$18.40	$126.87	$57.64
Natural Gas	$4,473	$1,142	Discounted cash flow	Natural Gas Prices (per MMBtu)	$1.53	$4.46	$2.30
_______________
1    The valuation techniques, unobservable inputs and ranges are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. At December 31, 2025, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $48.1 million.

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

The following tables summarize the Company’s change in benefit obligation, change in plan assets and amounts recognized in the Statements of Financial Position for the years ended December 31, 2025, and 2024:

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of period	$576,986	$609,103	$24,464	$26,824	$8,248	$8,597
Amendments	—	—	—	—	—	34
Service cost	17,521	18,616	—	—	202	197
Interest cost	32,265	31,152	1,226	1,370	411	406
Actuarial loss (gain)	9,669	(38,952)	207	(1,752)	(208)	(194)
Benefits paid	(44,745)	(41,583)	(4,448)	(1,978)	(700)	(792)
Administrative expense	(1,330)	(1,350)	—	—	—	—
Benefit obligation at end of period[1]	$590,366	$576,986	$21,449	$24,464	$7,953	$8,248
_______________
1.The amount is the actuarial present value of the vested benefits to which the employee is currently entitled and is based on the employee's expected date of separation or retirement.

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Change in plan assets:
Fair value of plan assets at beginning of period	$772,690	$746,011	$—	$—	$4,785	$5,085
Actual return on plan assets	112,032	51,509	—	—	531	313
Employer contribution	18,000	18,000	4,448	1,978	154	179
Benefits paid	(44,745)	(41,583)	(4,448)	(1,978)	(700)	(792)
Administrative expense	(1,170)	(1,247)	—	—	—	—
Fair value of plan assets at end of period	$856,807	$772,690	$—	$—	$4,770	$4,785
Funded status at end of period	$266,441	$195,704	$(21,449)	$(24,464)	$(3,183)	$(3,463)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Amounts recognized in Consolidated Balance Sheet consist of:
Noncurrent assets	$266,441	$195,704	$—	$—	$—	$—
Current liabilities	—	—	(3,394)	(6,759)	(242)	(237)
Noncurrent liabilities	—	—	(18,055)	(17,705)	(2,941)	(3,226)
Net assets (liabilities)	$266,441	$195,704	$(21,449)	$(24,464)	$(3,183)	$(3,463)

Puget Energy and Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Change in plan obligation and plan asset:
Projected benefit obligation	$590,366	$576,986	$21,449	$24,464	$7,953	$8,248
Accumulated benefit obligation	584,423	571,306	21,449	24,464	7,790	8,109
Fair value of plan assets	856,807	772,690	—	—	4,770	4,785

The following tables summarize Puget Energy's and PSE's pension benefit amounts recognized in accumulated other comprehensive income (AOCI) for the years ended December 31, 2025, and 2024:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$(90,960)	$(49,242)	$(2,921)	$(3,579)	$(2,383)	$(2,132)
Prior service cost (credit)	—	—	—	—	276	311
Total	$(90,960)	$(49,242)	$(2,921)	$(3,579)	$(2,107)	$(1,821)

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss (gain)	$(7,182)	$39,183	$(2,722)	$(3,342)	$(2,451)	$(2,204)
Prior service cost (credit)	—	—	—	—	276	311
Total	$(7,182)	$39,183	$(2,722)	$(3,342)	$(2,175)	$(1,893)

The following tables summarize Puget Energy's and PSE's net periodic benefit cost for the years ended December 31, 2025, 2024, and 2023.

Puget Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$17,521	$18,616	$18,530	$—	$—	$143	$202	$197	$184
Interest cost	32,265	31,152	32,375	1,226	1,370	1,589	411	406	439
Expected return on plan assets	(56,159)	(54,896)	(50,641)	—	—	—	(275)	(288)	(297)
Amortization of prior service cost (credit)	—	—	—	—	—	144	35	33	28
Amortization of net loss (gain)	(4,646)	(2,684)	(2,447)	(199)	(42)	—	(213)	(139)	(210)
Net periodic benefit cost	$(11,019)	$(7,812)	$(2,183)	$1,027	$1,328	$1,876	$160	$209	$144

Puget Sound Energy	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
(Dollars in Thousands)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$17,521	$18,616	$18,530	$—	$—	$143	$202	$197	$184
Interest cost	32,265	31,152	32,375	1,226	1,370	1,589	411	406	439
Expected return on plan assets	(56,159)	(54,897)	(50,641)	—	—	—	(275)	(288)	(297)
Amortization of prior service cost (credit)	—	—	—	—	—	144	35	33	28
Amortization of net loss (gain)	—	—	—	(179)	(22)	44	(217)	(139)	(230)
Net periodic benefit cost	$(6,373)	$(5,129)	$264	$1,047	$1,348	$1,920	$156	$209	$124

The following tables summarize Puget Energy's and PSE's benefit obligations recognized in other comprehensive income (OCI) for the years ended December 31, 2025, and 2024:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$(46,365)	$(44,439)	$207	$(1,751)	$(464)	$(219)
Amortization of net (loss) gain	4,646	2,684	199	42	213	139
Settlements, mergers, sales, and closures	—	—	252	—	—	—
Prior service cost (credit)	—	—	—	—	—	34
Amortization of prior service (cost) credit	—	—	—	—	(35)	(33)
Total change in other comprehensive income for year	$(41,719)	$(41,755)	$658	$(1,709)	$(286)	$(79)

Puget Sound Energy	Qualified Pension Benefit		SERP Pension Benefits		Other Benefits
(Dollars in Thousands)	2025	2024	2025	2024	2025	2024
Other changes (pre-tax) in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$(46,364)	$(44,438)	$207	$(1,751)	$(464)	$(219)
Amortization of net (loss) gain	—	—	179	22	217	139
Settlements, mergers, sales, and closures	—	—	235	—	—	—
Prior service cost (credit)	—	—	—	—	—	34
Amortization of prior service (cost) credit	—	—	—	—	(35)	(33)
Total change in other comprehensive income for year	$(46,364)	$(44,438)	$621	$(1,729)	$(282)	$(79)

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2026, are expected to be at least $18.0 million, $3.4 million and $0.2 million, respectively.

Assumptions
In accounting for pension and other benefit obligations and costs under the plans, the following weighted-average actuarial assumptions were used by the Company:

	Qualified Pension Benefits			SERP Pension Benefits			Other Benefits
Benefit Obligation Assumptions:	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.65%	5.80%	5.30%	5.65%	5.80%	5.30%	5.65%	5.80%	5.30%
Rate of compensation increase	4.50	4.50	4.50	N/A	4.50	4.50	4.50	4.50	4.50
Interest crediting rate	4.00	4.00	4.00	N/A	N/A	N/A	N/A	N/A	N/A
Benefit Cost Assumptions:
Discount rate	5.80	5.30	5.60	5.80	5.30	5.60	5.80	5.30	5.60
Return on plan assets	7.00	7.00	6.75	N/A	N/A	N/A	7.00	7.00	7.00
Rate of compensation increase	4.50	4.50	4.50	N/A	N/A	4.50	4.50	4.50	4.50
Interest crediting rate	4.00	4.00	4.00	N/A	N/A	N/A	N/A	N/A	N/A

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
The discount rates were determined by using market interest rate data and the weighted-average discount rate from the FTSE Pension Discount Curve (formerly known as the Citigroup Pension Liability Index Curve).  The Company also takes into account in determining the discount rate the expected changes in market interest rates and anticipated changes in the duration of the plan liabilities. The Company's projected benefit obligation for pension plans experienced an actuarial loss of $9.7 million in 2025. This is primarily due to the change of census data, which increases the expected benefit obligation.

Plan Benefits
The expected total benefits to be paid during the next five years and the aggregate total to be paid for the five years thereafter are as follows:

(Dollars in Thousands)	2026	2027	2028	2029	2030	2031-2035
Qualified Pension total benefits	$45,300	$45,800	$46,200	$47,200	$48,000	$245,200
SERP Pension total benefits	3,394	5,321	2,023	1,586	2,017	6,499
Other Benefits total	837	826	821	822	792	3,260

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
To obtain the desired return needed to fund the pension benefit plans, the Retirement Plan Committee has established investment allocation percentages by asset classes as follows:

	Allocation
Asset Class	Minimum	Target	Maximum
Domestic large cap equity	22%	28%	35%
Domestic small/medium cap equity	—	8	12
Non-U.S. equity	10	24	30
Fixed income	30	40	50

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
The following table sets forth by level, within the fair value hierarchy, the qualified pension plan as of December 31, 2025, and 2024:

	Recurring Fair Value Measures				Recurring Fair Value Measures
	December 31, 2025				December 31, 2024
(Dollars in Thousands)	Level 1	Level 2	Other	Total	Level 1	Level 2	Other	Total
Assets:
Common Stock:
Domestic	$124,005	$—	$—	$124,005	$117,183	$199	$—	$117,382
Foreign	18,374	—	—	18,374	14,050	—	—	14,050
Government Securities	117,302	31,928	—	149,230	100,126	13,172	—	113,298
Corporate Securities:
Domestic	—	19,618	—	19,618	—	17,807	—	17,807
Foreign	—	17,574	—	17,574	—	15,004	—	15,004
Mutual Funds	79,649	—	—	79,649	75,186	—	—	75,186
Cash and cash equivalents	6,148	(4,554)	—	1,594	5,263	(6,323)	—	(1,060)
Investments measured at NAV:
Collective Investment Funds	—	—	353,714	353,714	—	—	321,937	321,937
Partnership	—	—	109,157	109,157	—	—	90,308	90,308
Mutual Funds	—	—	64,401	64,401	—	—	57,187	57,187
Other	—	—	2,283	2,283	—	—	2,045	2,045
Net (payable) receivable	—	—	(82,792)	(82,792)	—	—	(50,454)	(50,454)
Total assets	$345,478	$64,566	$446,763	$856,807	$311,808	$39,859	$421,023	$772,690

The following table sets forth by level, within the fair value hierarchy, the Other Benefits plan assets which consist of insurance benefits for retired employees, at fair value:

	Recurring Fair Value Measures				Recurring Fair Value Measures
	December 31, 2025				December 31, 2024
(Dollars in Thousands)	Level 1	Level 2	Other	Total	Level 1	Level 2	Other	Total
Assets:
Mutual fund	$—	$4,770	$—	$4,770	$—	$4,785	$—	$4,785
Total assets	$—	$4,770	$—	$4,770	$—	$4,785	$—	$4,785

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

Employee Investment Plans
The Company's Investment Plan is a qualified employee 401(k) plan, under which employee salary deferrals and after-tax contributions are used to purchase several different investment fund options.  PSE’s contributions to the employee Investment Plan were $33.3 million, $31.7 million and $28.9 million for the years 2025, 2024, and 2023, respectively.  The employee Investment Plan eligibility requirements are set forth in the plan documents.
Non-represented employees and United Association of Journeymen and Apprentices of the Plumbing and Pipefitting Industry (UA) represented employees hired before January 1, 2014, and International Brotherhood of Electrical Workers Local Union 77 (IBEW) represented employees hired before December 12, 2014, have the following company contributions:
1.For employees under the Cash Balance retirement plan formula, PSE will match 100% of an employee's contribution up to 6.0% of plan compensation each paycheck, and will make an additional year-end contribution equal to 1.0% of base pay. Company matching will be immediately vested.
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

(13)  Income Taxes

The details of income tax (benefit) expense are as follows:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2025	2024	2023
Charged to operating expenses:
Current:
Federal	$(43,334)	$31,101	$66,086
State	553	364	1,317
Deferred:
Federal	100,502	(875)	(94,860)
State	5	133	23
Amortization of deferred ITC	(3,559)	—	—
Total income tax expense	$54,167	$30,723	$(27,434)

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2025	2024	2023
Charged to operating expenses:
Current:
Federal	$(26,143)	$61,924	$112,168
State	848	889	1,626
Deferred:
Federal	107,060	(10,226)	(120,397)
State	—	—	—
Amortization of deferred ITC	(3,559)	—	—
Total income tax expense	$78,206	$52,587	$(6,603)

The following reconciliation compares pre-tax book income at the federal statutory rate of 21.0% to the actual income tax expense in the Consolidated Statements of Income:

Puget Energy	Year Ended December 31,
(Dollars in Thousands)	2025		2024		2023
Income taxes at the statutory rate	$88,944	21.0%	$63,256	21.0%	$5,524	21.0%
Increase (decrease) resulting from:
State and local income tax, net of federal benefit[1]	$458	0.1%	$393	0.1%	$1,070	4.1%
Nontaxable or nondeductible items	4,735	1.1	4,069	1.4	2,747	10.4
Other:
Utility plant differences[2]	(33,844)	(8.0)	(35,416)	(11.8)	(27,823)	(105.8)
Excess deferred tax amortization	—	—	—	—	(8,689)	(33.0)
Other, net	(6,126)	(1.4)	$(1,579)	(0.5)	$(263)	(1.0)
Total income tax expense	$54,167	12.8%	$30,723	10.2%	$(27,434)	(104.3)%

Puget Sound Energy	Year Ended December 31,
(Dollars in Thousands)	2025		2024		2023
Income taxes at the statutory rate	$112,754	21.0%	$84,835	21.0%	$26,136	21.0%
Increase (decrease) resulting from:
State and local income tax, net of federal benefit[1]	$678	0.1%	$702	0.2%	$1,291	1.0%
Nontaxable or nondeductible items	4,735	0.9	4,069	1.0	2,747	2.2
Other:
Utility plant differences[2]	(33,844)	(6.3)	(35,416)	(8.8)	(27,823)	(22.3)
Excess deferred tax amortization	—	—	—	—	(8,689)	(7.0)
Other, net	(6,117)	(1.1)	(1,603)	(0.4)	(265)	(0.2)
Total income tax expense	$78,206	14.6%	$52,587	13.0%	$(6,603)	(5.3)%
_______________
1.State taxes in California and Oregon made up the majority (greater than 50 percent) of the tax effect in this category.
2.Utility plant differences include the reversal of excess deferred taxes using the average rate assumption method in the amount of $29.5 million, $29.8 million and $27.8 million in 2025, 2024 and 2023, respectively.

The Company’s net deferred tax liability at December 31, 2025, and 2024, is composed of amounts related to the following types of temporary differences:

Puget Energy	At December 31,
(Dollars in Thousands)	2025	2024
Utility plant and equipment	$1,757,760	$1,768,358
Operating lease liabilities	134,988	61,109
Other deferred tax liabilities	478,056	405,208
Subtotal deferred tax liabilities	$2,370,804	$2,234,675
Net operating loss carryforward	$(207,047)	$(201,562)
Net regulatory liability for income taxes	(698,727)	(721,907)
Operating lease ROU assets	(134,948)	(60,920)
Other deferred tax assets	(388,259)	(252,606)
Subtotal deferred tax assets	$(1,428,981)	$(1,236,995)
Total net deferred tax liabilities	$941,823	$997,680

Puget Sound Energy	At December 31,
(Dollars in Thousands)	2025	2024
Utility plant and equipment	$1,751,292	$1,763,456
Operating lease liabilities	134,988	61,109
Other deferred tax liabilities	396,461	321,859
Subtotal deferred tax liabilities	$2,282,741	$2,146,424
Net regulatory liability for income taxes	(699,225)	(722,558)
Operating lease ROU assets	(134,948)	(60,920)
Other deferred tax assets	(379,142)	(245,454)
Subtotal deferred tax assets	$(1,213,315)	$(1,028,932)
Total net deferred tax liabilities	$1,069,426	$1,117,492

The Company's income taxes paid (net of refunds) at December 31, 2025, and 2024, is composed of amounts related to the following jurisdictions:

Puget Energy	At December 31,
(Dollars in Thousands)	2025 [1]	2024	2023
Federal	$(69,268)	$37,065	$69,678
Total income taxes paid	$(69,268)	$37,065	$69,678
_______________
1.Includes $22.2 million related to federal income taxes paid and federal income tax refunds of $91.5 million related to proceeds from the sale of transferable tax credits.

Puget Sound Energy	At December 31,
(Dollars in Thousands)	2025 [1]	2024	2023
Federal	$(51,630)	$67,888	$115,680
Total income taxes paid	$(51,630)	$67,888	$115,680
_______________
1.Includes $39.8 million related to federal income taxes paid and federal income tax refunds of $91.5 million related to proceeds from the sale of transferable tax credits.

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
In connection with qualifying projects, PSE generated ITCs corresponding to a $186.3 million accumulated deferred ITC regulatory liability, net of $3.6 million in ITC amortization, which was reported within the "Unamortized investment tax credit" financial statement line item on the consolidated balance sheets. During the year, PSE transferred a portion of its ITC from the Beaver Creek wind project for net proceeds of $91.5 million. The proceeds are included in “Proceeds from sale of transferrable tax credits” line on the Statement of Cash Flows. A partial valuation allowance was recorded for the remaining ITC for difference between value of the tax credit and the expected net sales price.
 Puget Energy’s net operating loss carryforwards will expire at various dates between 2031 and 2037. Net operating losses generated in 2018 and thereafter have no expiration date. The Company believes that it is more likely than not that its deferred income tax assets as of December 31, 2025 will be realized.
As of December 31, 2025, and 2024, the Company had no material unrecognized tax benefits.  As a result, no interest or penalties were accrued for unrecognized tax benefits during the year.
The Company has open tax years from 2022 through 2025. The Company classifies interest as interest expense and penalties as other expense in the financial statements.

(14)  Litigation

From time to time, the Company is involved in litigation or legislative rulemaking proceedings relating to its operations in the normal course of business.  As of December 31, 2025, the Company does not believe that it is involved in any pending proceedings material to the Company’s operations.

(15)  Commitments and Contingencies

For the year ended December 31, 2025, approximately 14.0% of the Company’s energy output was obtained at an average cost of approximately $0.051 per Kilowatt Hour (kWh) through long-term contracts with three of the Washington Public Utility Districts (PUDs) that own hydroelectric projects on the Columbia River.  The purchase of power from the Columbia River projects is on a pro rata share basis under which the Company pays a proportionate share of the annual debt service, operating and maintenance costs and other expenses associated with each project, in proportion to the contractual share of power that PSE obtains from that project.  In these instances, PSE’s payments are not contingent upon the projects being operable; therefore, PSE is required to make the payments even if power is not delivered.  These projects are financed substantially through debt service payments and their annual costs should not vary significantly over the term of the contracts unless additional financing is required to meet the costs of major maintenance, repairs or replacements, or license requirements.  The Company’s share of the costs and the output of the projects is subject to reduction due to various withdrawal rights of the PUDs and others over the contract lives.
The Company's expenses under these PUD contracts were as follows for the years ended December 31:

(Dollars in Thousands)	2025	2024	2023
PUD contract costs	$219,263	$211,800	$174,385
As of December 31, 2025, the Company purchased portions of the power output of the PUDs' projects as set forth in the following table:

		Company's Share of
(Dollars in Thousands)	Contract Expiration	2026 Percent of Output	2026 Megawatt Capacity	Estimated 2026 Total Costs	2026 Debt Service Costs	Interest included in 2026 Debt Service Costs	Debt Outstanding
Rock Island and Rocky Reach Projects	2051	35.0%	764	$172,123	$26,126	$6,980	$150,913
Wells Project	2032	20.0%	168	74,216	—	—	—
Priest Rapids and Wanapum Projects	2052	9.0%	179	86,362	721	386	8,533
Total			1,111	$332,701	$26,847	$7,366	$159,446

Power Purchase Agreements
The Company enters into agreements to purchase power and electric capacity. Renewable energy PPAs include energy from solar, wind, hydro, and biomass sources in which some generation facilities have not yet been constructed. Other PPAs includes non-renewable energy sources, demand response contracts, and other wholesale agreements accounted for as derivatives under ASC 815 where the source of the energy is either non-renewable energy or unspecified. The contracts for renewable energy, capacity and other contracts expire at various dates through 2054, 2043, and 2030, respectively.

The following table summarizes the Company’s estimated payment obligations for electric portfolio contracts. These contracts have varying terms and may include escalation and termination provisions.

(Dollars in Thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Renewable energy	$488,041	$394,573	$464,891	$439,601	$417,400	$7,098,946	$9,303,452
Capacity	136,659	135,999	117,565	115,176	97,218	406,693	1,009,310
Other	616,498	319,321	200,574	169,361	106,393	458,258	1,870,405
Total	$1,241,198	$849,893	$783,030	$724,138	$621,011	$7,963,897	$12,183,167

Total purchased power contracts provided the Company with approximately 18.6 million, 14.6 million and 14.7 million MWhs of firm energy at a cost of approximately $1,196.4 million, $1,006.3 million and $851.6 million for the years 2025, 2024, and 2023, respectively.

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
The Company incurred demand charges of $131.6 million, $125.0 million, and $137.6 million for firm transportation, storage and peaking services for its natural gas customers for the years 2025, 2024, and 2023. The Company incurred demand charges of $77.6 million, $71.1 million, and $60.5 million for firm transportation, storage and peaking services for the natural gas supply for its combustion turbines for the years 2025, 2024, and 2023.
The following table summarizes the Company’s obligations for future natural gas supply and demand charges through the primary terms of its existing contracts.  The quantified obligations are based on the FERC and Canadian Energy Regulator (CER) currently authorized rates, which are subject to change.

Natural Gas Supply and Demand Charge Obligations (Dollars in Thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Natural gas wholesale market transactions	$520,649	$424,660	$265,083	$155,465	$76,323	$—	$1,442,180
Firm transportation service	184,218	182,042	176,006	144,404	123,190	541,516	1,351,376
Firm storage service	8,476	8,189	2,678	837	837	4,109	25,126
Total	$713,343	$614,891	$443,767	$300,706	$200,350	$545,625	$2,818,682

Service Contracts
The following table summarizes the Company’s estimated obligations for energy production service contracts through the terms of its existing contracts.

Service Contract Obligations (Dollars in Thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Energy production service contracts	$38,372	$39,054	$42,082	$43,159	$42,905	$38,368	$243,940

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
The WDOE has provided an initial allocation of no-cost allowances to electric utilities, including PSE, for operations through 2026. However, qualifying electric utilities have been allowed to submit revised emissions forecasts approved by the Washington Commission to WDOE. PSE has filed revised forecasts for emissions associated with its 2023, 2025 and 2026 operations, all of which were approved by the Washington Commission. The WDOE approved the revised 2023 forecast and made modest adjustments to the 2026 revised forecast. PSE understands that WDOE will consider changes or adjustments to the 2025 forecast in October of 2026, after WDOE has received verified actual emissions for electric operations for calendar year 2025 actual emissions. To the extent WDOE were to determine that an adjustment to the allocation of no-cost allowances for PSE electric operations for calendar year 2025 were appropriate or necessary, PSE understands that such adjustment would occur in the form of an increase or decrease to the allocation of no-cost allowances for PSE electric operations for calendar year 2027.
The WDOE has provided notice to PSE that it does not intend to make further adjustments to its 2023 and 2024 annual compliance obligation based on its 2023 and 2024 reported covered emissions as previously reported to the WDOE. The WDOE has indicated that there will be future meetings with electric utilities on how the adjustment (or “true-up”) mechanism will work going forward and that the WDOE would provide electric utilities advance notice if any such adjustments were being considered. Based on the determinations made by the WDOE in the aforementioned notices, PSE recorded a compliance obligation of $119.3 million for allowances for electric operations as of December 31, 2025. Given the potential for future rulemakings and the WDOE's ability to adjust no-cost allowances for electric operations during the compliance period or make changes to rules governing the program , there is estimation uncertainty surrounding the Company's ability to estimate its compliance obligation for electric operations both on an annual basis and a four-year compliance period, prior to a final WDOE determination. The WDOE has indicated there will be future rulemakings impacting the compliance obligation, including the true-up mechanism, which could impact periods within the first compliance period, thus, PSE has recorded its compliance obligation based on its best estimate and is unable to determine a range of possible outcomes at this time.
As existing uncertainties are resolved in future periods, any change in compliance costs incurred to date as a result of such estimated additional liabilities would be deferred under ASC 980 as a regulatory asset consistent with Docket No. UE-220974, as these amounts will be recoverable from customers in future utility rates. As a result, there is no current impact to the Company's consolidated statements of income.

Indemnifications
In connection with the sale of approximately 50% of the ITC, PSE provided indemnification against the buyer’s losses related to a failure to satisfy the ITC qualification or transferability requirements under the Internal Revenue Code, but not due to the action or legal tax status of the buyer. As of December 31, 2025, management believes the likelihood is remote that PSE would be required to perform under such indemnification provisions or otherwise incur any significant losses with respect to such indemnities. The Company has not recorded any liability on the consolidated balance sheets with respect to these indemnities.

Other Commitments and Contingencies
On December 8, 2025, PSE entered into a tolling agreement to purchase the energy and capacity associated with a 700.0 MW yet-to-be constructed natural gas combined cycle facility. The tolling agreement represents a lease to PSE and is expected to commence in the fourth quarter of 2028. The expected total capacity payments will approximate $2.1 billion over the lease term ending in December 2044. The agreement is subject to final approval by the counterparty upon the satisfaction of certain conditions including approval by the Washington Commission.
On July 22, 2025, the Company executed two agreements with the same counterparty that would provide the Company with the output of a 400 MW solar PV energy project and the capacity of a 200 MW battery energy storage system, both over a 25-year term. The total estimated payment obligation during the term of the agreements is approximately $2.1 billion. The agreements contain certain provisions that would allow the counterparty to terminate the agreements within 300 days of the execution date for a nominal fee.
For information regarding PSE's environmental remediation obligations, see Note 4, "Regulation and Rates," to the consolidated financial statements included in this Item 8 of this report.

(16) Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the Company’s (loss) AOCI by component for the years ended December 31, 2025, 2024 and 2023, respectively:

Puget Energy	Net unrealized gain (loss) and prior service cost on pension plans
Changes in AOCI, net of tax
(Dollars in Thousands)		Total
Balance at December 31, 2022	$(24,774)	$(24,774)
Other comprehensive income (loss) before reclassifications	44,277	44,277
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,964)	(1,964)
Net current-period other comprehensive income (loss)	42,313	42,313
Balance at December 31, 2023	$17,539	$17,539
Other comprehensive income (loss) before reclassifications	27,866	27,866
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2,237)	(2,237)
Net current-period other comprehensive income (loss)	25,629	25,629
Balance at December 31, 2024	$43,168	$43,168
Other comprehensive income (loss) before reclassifications	36,629	36,629
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(3,968)	(3,968)
Net current-period other comprehensive income (loss)	32,661	32,661
Balance at December 31, 2025	$75,829	$75,829

Puget Sound Energy	Net unrealized gain (loss) and prior service cost on pension plans	Net unrealized gain (loss) on treasury interest rate swaps
Changes in AOCI, net of tax
(Dollars in Thousands)			Total
Balance at December 31, 2022	$(98,830)	$(4,214)	$(103,044)
Other comprehensive income (loss) before reclassifications	44,277	—	44,277
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(12)	385	373
Net current-period other comprehensive income (loss)	44,265	385	44,650
Balance at December 31, 2023	$(54,565)	$(3,829)	$(58,394)
Other comprehensive income (loss) before reclassifications	27,862	—	27,862
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(101)	386	285
Net current-period other comprehensive income (loss)	27,761	386	28,147
Balance at December 31, 2024	$(26,804)	$(3,443)	$(30,247)
Other comprehensive income (loss) before reclassifications	36,648	—	36,648
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(285)	385	100
Net current-period other comprehensive income (loss)	36,363	385	36,748
Balance at December 31, 2025	$9,559	$(3,058)	$6,501

Details about the reclassifications out of AOCI (loss) for the years ended December 31, 2025, 2024 and 2023, respectively, are as follows:

Puget Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2025	2024	2023
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$(35)	$(33)	$(172)
Amortization of net gain (loss)	(a)	5,058	2,865	2,658
	Total before tax	5,023	2,832	2,486
	Tax (expense) or benefit	(1,055)	(595)	(522)
	Net of tax	3,968	2,237	1,964
Total reclassification for the period	Net of tax	$3,968	$2,237	$1,964
__________
(a) These AOCI components are included in the computation of net periodic pension cost, see Note 12, "Retirement Benefits," to the consolidated financial statements included in this Item 8 of this report for additional details.

Puget Sound Energy
(Dollars in Thousands)
Details about accumulated other comprehensive income (loss) components	Affected line item in the statement where net income (loss) is presented	Amount reclassified from accumulated other comprehensive income (loss)
		2025	2024	2023
Net unrealized gain (loss) and prior service cost on pension plans:
Amortization of prior service cost	(a)	$(35)	$(33)	$(172)
Amortization of net gain (loss)	(a)	396	161	187
	Total before tax	361	128	15
	Tax (expense) or benefit	(76)	(27)	(3)
	Net of tax	285	101	12
Net unrealized gain (loss) on treasury interest rate swaps:
Interest rate contracts	Interest expense	(488)	(487)	(488)
	Tax (expense) or benefit	103	101	103
	Net of tax	(385)	(386)	(385)
Total reclassification for the period	Net of tax	$(100)	$(285)	$(373)
____________
(a) These AOCI components are included in the computation of net periodic pension cost, see Note 12, "Retirement Benefits," to the consolidated financial statements included in this Item 8 of this report for additional details.
(17) Segment Information

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

Puget Energy	Year Ended December 31, 2025
(Dollars in Thousands)	Regulated Utility	Other	Total
Revenue	$5,378,168	$38,165	$5,416,333
Depreciation and amortization	844,583	6,745	851,328
Income tax (benefit) expense	78,206	(24,039)	54,167
Non-utility expense and other	40,522	24,667	65,189
Interest expense	346,155	122,747	468,902
Net income (loss)	458,715	(89,347)	369,368
Total assets	18,985,451	1,921,342	20,906,793
Construction expenditures	1,770,218	1,610	1,771,828

Puget Energy	Year Ended December 31, 2024
(Dollars in Thousands)	Regulated Utility	Other	Total
Revenue	$4,825,231	$30,984	$4,856,215
Depreciation and amortization	781,325	6,661	787,986
Income tax (benefit) expense	52,587	(21,864)	30,723
Non-utility expense and other	21,664	24,392	46,056
Interest expense	321,550	110,644	432,194
Net income (loss)	346,148	(80,893)	265,255
Total assets	17,026,384	1,934,007	18,960,391
Construction expenditures	1,608,947	768	1,609,715

Puget Energy	Year Ended December 31, 2023
(Dollars in Thousands)	Regulated Utility	Other	Total
Revenue	$4,786,618	$29,956	$4,816,574
Depreciation and amortization	744,629	6,706	751,335
Income tax (benefit) expense	(6,603)	(20,831)	(27,434)
Non-utility expense and other	28,658	27,857	56,515
Interest expense	285,148	96,363	381,511
Net income (loss)	131,059	(77,319)	53,740
Total assets	15,771,767	1,960,686	17,732,453
Construction expenditures	1,465,925	640	1,466,565
There are no significant segment expenses used by the chief operating decision maker to manage the segment’s operations that are not included in the Consolidated Statements of Income. PSE recognized revenue from Puget LNG for gas transportation services of $3.7 million, $3.7 million, and $1.1 million for years ended December 31, 2025, 2024 and 2023, respectively. These revenues are eliminated in Puget Energy's Consolidated Statements of Income. Puget LNG is charged tariffed rates that are approved by the Washington Commission.

SCHEDULE I:  CONDENSED FINANCIAL INFORMATION OF PUGET ENERGY

PUGET ENERGY, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Non-utility expense and other	$(3,302)	$(2,883)	$(1,466)
Other income (deductions):
Equity in earnings of subsidiary	447,714	334,121	110,719
Interest income	19,006	18,439	17,863
Interest expense	(115,125)	(103,019)	(88,739)
Income tax benefit (expense)	21,075	18,597	15,363
Net income (loss)	$369,368	$265,255	$53,740
Comprehensive income (loss)	$402,029	$290,884	$96,053

See accompanying notes to the condensed financial statements.

PUGET ENERGY, INC.
CONDENSED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2025	2024
Assets:
Investment in subsidiaries	$6,220,409	$5,594,854
Other property and investments:
Goodwill	1,656,513	1,656,513
Current assets:
Cash	1,224	817
Receivables from affiliates[1]	255,198	256,671
Prepaid expenses and other	25	16
Income tax receivables	455	521
Total current assets	256,902	258,025
Long-term assets:
Deferred income taxes	205,296	196,210
Other	716	1,891
Total long-term assets	206,012	198,101
Total assets	$8,339,836	$7,707,493
Capitalization and liabilities:
Common equity	$5,707,347	$5,368,205
Long-term debt	2,187,139	1,590,795
Total capitalization	7,894,486	6,959,000
Current liabilities:
Accounts payable to affiliates[1]	183	195
Short-term debt	427,500	338,400
Current maturities of long-term debt	—	400,000
Interest	17,667	9,898
Total current liabilities	445,350	748,493
Commitments and contingencies (Note 16)
Total capitalization and liabilities	$8,339,836	$7,707,493
_______________
1 Eliminated in consolidation.

See accompanying notes to the condensed financial statements.

PUGET ENERGY, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net cash provided by (used in) operating activities	$40,513	$96,588	$64,506
Investing activities:
Investment in subsidiaries	(264,000)	(292,800)	(100,000)
(Increase) decrease in loan to subsidiary	1,337	(590)	(9,753)
Net cash provided by (used in) investing activities	(262,663)	(293,390)	(109,753)
Financing activities:
Dividends paid	(62,887)	(175,861)	(99,760)
Capital contribution	—	292,800	—
Change in short-term debts, net	89,100	76,900	142,900
Issuance of long-term debts	596,100	—	—
Redemption of long-term debts	(400,000)	—	—
Issue costs and others	244	2,184	2,175
Net cash provided by (used in) by financing activities	222,557	196,023	45,315
Increase (decrease) in cash	407	(779)	68
Cash at beginning of year	817	1,596	1,528
Cash at end of year	$1,224	$817	$1,596

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
Equity earnings of subsidiary included earnings from PSE and Puget LNG of $450.1 million, $338.1 million and $114.8 million for the years ended December 31, 2025, 2024, and 2023, respectively, and business combination accounting adjustments under ASC 805 recorded at Puget Energy for PSE of $(2.4) million, $(4.0) million and $(4.1) million for the years ended December 31, 2025, 2024, and 2023, respectively. Investment in subsidiaries includes Puget Energy business combination accounting adjustments under ASC 805 that are recorded at Puget Energy.

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

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Puget Energy and Puget Sound Energy (Dollars in Thousands)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2025
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$40,436	$31,343	$45,327	$26,452
Year Ended December 31, 2024
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$38,211	$43,573	$41,348	$40,436
Year Ended December 31, 2023
Accounts deducted from assets on balance sheet:
Allowance for doubtful accounts receivable	$41,962	$34,724	$38,475	$38,211

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Puget Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of Puget Energy’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, Puget Energy’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, Puget Energy’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.
Puget Energy’s effectiveness of internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
PSE’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).  Under the supervision and with the participation of PSE’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, PSE’s management assessed the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, PSE’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.
PSE’s effectiveness of internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors
As of February 19, 2026, twelve directors constitute Puget Energy’s Board of Directors and thirteen directors currently constitute PSE’s Board of Directors, as set forth below.  The directors are selected in accordance with the bylaws of the Companies, pursuant to which, the investor-owners of Puget Holdings (the indirect parent company of both Puget Energy and PSE) are entitled to select individuals to serve on the boards of Puget Energy and PSE.

Jerry Divoky, age 59, has been a director on the board of both Puget Energy and PSE since June 9, 2025. Mr. Divoky is Senior Managing Director at British Columbia Investment Management Corporation (BCI) since 2024. Mr. Divoky is responsible for sourcing, executing and managing private direct infrastructure investments globally. Mr. Divoky currently serves on the boards of National Gas Transmission in the U.K, Pacific National Rail in Australia, and Czech Gas in the Czech Republic. Mr. Divoky was selected by BCI and pursuant to the terms of the bylaws of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Divoky will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Christine Gregoire, age 78, has been a director on the board of both Puget Energy and PSE since February 24, 2023. Ms. Gregoire is Chief Executive Officer of Challenge Seattle (2015 – Present), an alliance of Seattle-area business leaders focused on civic improvement initiatives. Prior to that time, Ms. Gregoire served two terms as the Governor of the State of Washington from 2005 to 2013. Before serving as Governor, Ms. Gregoire served for three terms as the Attorney General of the State of Washington (1993 to 2005). In addition to her role as CEO of Challenge Seattle, Ms. Gregoire has served as the former chair of the Fred Hutch Cancer Research Center, a member of the National Bipartisan Governor’s Council and as Chair of the National Export-Import Bank Advisory Board. An independent director not affiliated with any of the Company’s investors, Ms. Gregoire brings to the Board her extensive executive leadership experience, her deep knowledge of Washington’s legal, political and regulatory participants and processes, and her intimate familiarity with multiple communities and constituencies across the Company’s service territory.

Adam Friedrichsen, age 37, has been a director on the board of both Puget Energy and PSE since August 1, 2025. Mr. Friedrichsen is currently a director at OMERS Infrastructure Management, Inc. (OMERS) since 2013 and is responsible for the origination, execution and management of infrastructure investments in North America and Europe. He has served on the board of directors of Kenter-Groendus, a Dutch energy infrastructure solutions company from 2022-2025, Ellevio, a Swedish regulated electric distribution operator from 2023-2024 and Scotia Gas Networks, a UK regulated gas network operator from 2021-2022. Mr. Friedrichsen was selected by OMERS and pursuant to the terms of the bylaws of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Friedrichsen will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Chris Parker, age 55, has been a director of both Puget Energy and PSE since February 22, 2022. Mr. Parker is currently a member of the Ontario Teachers’ Pension Plan North America Infrastructure team where he focuses on origination, execution and management of infrastructure investments. He joined Ontario Teachers’ Pension Plan in 2011 and has served on the board of directors of Northern Star Generation, Intergen, Express Pipeline, Ontario Teachers' New Zealand Forest Investments and Sydney Desalination Plant. He currently serves on the board of directors of Chicago Skyway since 2018 and Southwater (and subsidiary companies Essbio, Esval and AdV) since March 2025. Prior to joining Ontario Teachers', Chris worked on power and utility investments at Brookfield Asset Management. Mr. Parker was selected by Clean Energy JV Sub 2, LP and pursuant to the terms of the bylaws of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Parker will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Julia Hamm, age 49, has been a director on the board of both Puget Energy and PSE since May 1, 2023. Ms. Hamm is a member of the board of directors and chair of the compensation committee of Voltera, an electric fleet charging infrastructure company, a role she has held since 2022. Ms. Hamm is also a Partner at the Ad Hoc Group and Advisor at the EQT Group. Prior to this, Ms. Hamm served as the president and CEO of Smart Electric Power Alliance, a non-profit company, from 2004-2022. Ms. Hamm serves on the boards of Puget Energy and PSE as a representative of PGGM Vermogensbeheer B.V., pursuant to the terms of the bylaws of the Companies.

Grant Hodgkins, age 50, has been a director on the boards of both Puget Energy and PSE since December 31, 2020. Mr. Hodgkins is currently the Portfolio Manager, Infrastructure and Renewable Resources Group, for British Columbia Investment Management Corporation (BCI), which position he has held since September 2017, where he has responsibility for all aspects of investing in infrastructure transactions. Mr. Hodgkins is a director of Corix DE Holdings L.P., a water and wastewater utility and contract energy company based in Vancouver, British Columbia. Mr. Hodgkins is also a director of Boswell 3 Holdings S.a.r.l. Mr. Hodgkins was selected by BCI and pursuant to the terms of the bylaws of the Companies, will serve as an Owner Director on their respective Boards of Directors. Mr. Hodgkins will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Tom King, age 64, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. King is a member of the Board of Directors of Woodway Energy Infrastructure since 2022. He is also an Executive Partner with AEA investors, a middle market private equity firm, which position he has held since 2017. Mr. King served as Chairman and President of National Grid U.S. from 2007-2015. Prior to that, he was president of PG&E Corporation and Chairman and CEO of PG&E from 2003-2007. Mr. King serves on the boards of Puget Energy and PSE as a joint representative of Macquarie Washington Clean Energy Investment, L.P. and Ontario Teachers’ Pension Plan ownership interests, pursuant to the terms of the bylaws of the Companies. Mr. King’s experience as an executive officer of regulated utilities and his extensive familiarity with managing operational change are among the reasons for his continuing service as a member of the Puget Energy and PSE boards.

Mary Kipp, age 58, has been a director on the boards of both Puget Energy and PSE since January 3, 2020. Ms. Kipp has served as President and Chief Executive officer since January 3, 2020, and was President of Puget Energy and PSE from August 2019 to December 2019. Prior to that time Ms. Kipp served as President, Chief Executive Officer and Director of El Paso Electric Company (El Paso) from May 2017 to August 2019 and Chief Executive Officer and director of El Paso from December 2015 to May 2017. Ms. Kipp also serves on the board of Hawaiian Electric Industries, Inc., owner of a provider of electric utility services in Hawaii, and Boston Properties, Inc., a publicly traded developer, owner and manager of Class A office properties. Ms. Kipp is also a member of Challenge Seattle, an alliance of Seattle-area business leaders focused on civic improvement initiatives, since 2020.

Paul McMillan, age 71, has been a director on the boards of both Puget Energy and PSE since April 23, 2015. Mr. McMillan is currently principal of Tidal Shift Capital Inc. of Toronto, Ontario, Canada, which provides consulting and project development services to energy and infrastructure clients; he has held the position since July 2009. He served as Senior Vice President of EPCOR Energy Division of Edmonton, Alberta, Canada, from May 2005 to July 2009 and President of EPCOR Merchant and Capital LP from September 2000 to May 2005. Mr. McMillan serves on the boards of Puget Energy and PSE as a representative of Aimco’s ownership interests, pursuant to the terms of the bylaws of the Companies, and brings to this service his experience in energy and gas operations and trading as well as renewable and gas project development.

Diana Birkett Rakow, age 48, has been a director on the board of PSE since May 5, 2022. Ms. Rakow is currently the Chief Executive Officer of Hawaiian Airlines since October 2025. She previously served as Senior Vice President of Public Affairs & Sustainability from November 2021 to October 2025 and External Relations at Alaska Airlines from September 2017 to February 2021. Ms. Rakow also currently serves on the board of Hawaiian Airlines, Oneworld Alliance Environmental

Sustainability Board, Cascadia Sustainable Aviation accelerator and Hawaii Business Roundtable. An independent director not affiliated with any of the Company's investors, Ms. Rakow brings to the Board her expertise in sustainability and climate strategy, governance and regulation.

Aaron Rubin, age 48, has been a director on the boards of both Puget Energy and PSE since February 22, 2022. Mr. Rubin is currently responsible for Macquarie Asset Management’s Real Assets investment team that focuses on sustainable energy investments in the Americas. Since joining Macquarie in 2008, Mr. Rubin has had responsibility for investment origination and execution and the management of portfolio companies. Mr. Rubin currently serves on the board of directors of Cyrq Energy, and Cleco Corporation. Mr. Rubin was selected by Clean Energy JV Sub 1, LP, and pursuant to the terms of the bylaws of the Companies, serves as an Owner Director on their respective Boards of Directors. Mr. Rubin will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Bertrand Valdman, age 63 has been a director on the boards of both Puget Energy and PSE since April 10, 2025. He currently serves as President and CEO of NorthStar Energy since 2018 and President and CEO of Optimum Energy since 2015. Mr. Valdman serves on the board of the Space Needle and is Chair of the Finance Committee since 2023 and served on the board of Anvil Corporation from 2022 to 2025. Mr. Valdman brings over 35 years of experience in the energy industry in various roles, including Executive Vice President, COO and CFO of Puget Sound Energy, and Managing Director of JP Morgan’s investment banking group in New York and Paris.

Steven Zucchet, age 60, has been a director on the boards of both Puget Energy and PSE since April 17, 2019. Mr. Zucchet is currently the Managing Director at Ontario Municipal Employees Retirement System Infrastructure Management (OMERS), which position he has held since January 2019. Since joining OMERS in 2003, Mr. Zucchet has led numerous transactions and had asset management responsibilities at a number of utility and generation companies in Canada and the United States. He currently serves on the boards of Oncor and Bruce Power Inc. Mr. Zucchet will not receive any director compensation from the Companies for his service as an Owner Director on the Boards, but will be reimbursed for out-of-pocket expenses.

Executive Officers
The information required by this item with respect to Puget Energy and PSE is incorporated herein by reference to the material under “Information About Our Executive Officers” in Part I of this report.

Audit Committee
The Puget Energy and PSE Boards of Directors have both established an Audit Committee. Directors Paul McMillan, Adam Friedrichsen and Tom King are the members of the Audit Committee of Puget Energy. Directors Paul McMillan, Adam Friedrichsen, Tom King, and Diana Rakow are the members of the Audit Committee of PSE. Each Board has determined that Paul McMillan meets the definition of “Audit Committee Financial Expert” under United States Securities and Exchange Commission (SEC) rules. Puget Energy and PSE currently do not have any outstanding stock listed on a national securities exchange and, therefore, there are no independence standards applicable to either company in connection with the independence of its Audit Committee members.

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

Insider Trading Policy
Each of Puget Energy and PSE has adopted an insider trading policy governing the purchase, sale and other dispositions of the applicable Company's securities that applies to all Company personnel, including directors, officers, employees and other covered persons. We also follow procedures that apply to purchases and sales of securities of each of Puget Energy and PSE. We believe our insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of each of Puget Energy's and PSE's insider trading policy is filed as Exhibit 19.1 to this report.

ITEM 11. EXECUTIVE COMPENSATION

Puget Sound Energy
Executive Compensation

Compensation and Leadership Development Committee Interlocks and Insider Participation
The members of the Compensation and Leadership Development Committee (referred to as the Committee) of the Boards of Directors (referred to as the Board) of Puget Energy and PSE (referred to as the Company) are named in the Compensation and Leadership Development Committee Report.  No members of the Committee were officers or employees of the Company or any of its subsidiaries during 2025, nor were they formerly Company officers or had any relationship otherwise requiring disclosure.  Each member of the Committee meets the independence requirements of the SEC and the New York Stock Exchange (NYSE).

Compensation Discussion and Analysis
This section provides information about the compensation program for the Company’s named executive officers (Named Executive Officers) who are included in the Summary Compensation Table below.  For 2025, the Company’s Named Executive Officers and titles were:
•Mary E. Kipp, President and Chief Executive Officer (CEO);
•Jamie L. Martin, Senior Vice President and Chief Financial Officer (CFO);
•Lorna Luebbe, Senior Vice President, General Counsel and Chief Sustainability Officer;
•Aaron A. August, Senior Vice President, Chief Customer and Transformation Officer; and
•Matthew M. Steuerwalt, Senior Vice President External Affairs

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

In 2025, the Company used the following strategies to achieve the objectives of our executive compensation program:
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
•Place a significant portion of each executive’s target incentive compensation at risk to align executive compensation with Company financial and operating performance. Under its “pay for performance” philosophy, the Company maintains an incentive compensation program that supports the Company’s business strategy and aligns executive interests with those of investors and customers. The Committee believes that a significant portion of each executive’s compensation should be “at risk” and earned based on achievement relative to annual and long-term performance goals. For example, 84% of the target 2025 compensation of our CEO, Ms. Kipp, was considered “at risk” compensation. By establishing goals, monitoring results, and rewarding achievement of goals, the Company seeks to focus executives on actions that will improve Company performance and enhance investor value, while also retaining key talent. The Committee annually evaluates and establishes the performance goals and targets for our annual and long-term incentive programs, which are approved by the Board.
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

Role of Market Data
The Company uses market data compiled by Meridian to inform its pay decisions on base salary, target annual incentives and target long-term incentive awards. Market data is obtained from both industry-specific surveys and proxy statements of public companies selected for inclusion in the Company’s custom executive compensation peer group. The market survey data were sourced from a select cut from the Willis Towers Watson 2024 Energy Services Survey, comprised of utility and other companies similar in size and scope of operations to PSE.

The 25 companies in the custom market survey cut for 2025 pay decisions are the same as those used for the 2024 pay decisions except that Cleco was removed due to its relatively smaller size:

Custom Survey Peer Group
1.	Allete	10.	Evergy	19.	TXNM Energy
2.	Alliant Energy	11.	Eversource Energy	20.	Portland General Electric
3.	Ameren	12.	Hawaiian Electric Industries	21.	PPL
4.	Atmos Energy	13.	NiSource	22.	Public Service Enterprise Group
5.	Avista	14.	Northwestern Energy	23.	Southwest Gas
6.	Black Hills	15.	Oncor	24.	Spire
7.	CenterPoint	16.	OGE Energy	25.	WEC Energy Group
8.	CMS Energy	17.	ONE Gas
9.	Entergy	18.	Pinnacle West Capital
The market survey data from the companies above were supplemented with proxy statement data for select positions in the Company’s executive compensation peer group, which was comprised of 17 companies, all but one of which overlapped with the companies included in the market survey data. At the time of the benchmarking study, the median revenue of the executive compensation peers was $4.9 billion, which was comparable to PSE’s annual revenues of $4.8 billion for 2024. The proxy peer group was reviewed by Meridian to assess the continued relevancy of the companies and is the same as 2024.

Proxy Peer Group
1.	Alliant Energy	7.	Eversource Energy	13.	TXNM Energy
2.	Ameren	8.	Idacorp	14.	Portland General Electric
3.	Atmos Energy	9.	NiSource	15.	PPL
4.	Avista	10.	OGE Energy	16.	Spire
5.	CMS Energy	11.	ONE Gas	17.	WEC Energy Group
6.	Evergy	12.	Pinnacle West Capital

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

Base Salary Adjustments for 2025
The Committee reviewed the base salaries of the Named Executive Officers in early 2025 and recommended base salary adjustments to the Board. The Board approved the Committee’s salary recommendations as shown in the table below. The adjustments were effective March 1, 2025. Base salaries for 2025 generally remained at the 50th percentile of market among the comparator group.

Name	2024 Base Salary	2025 Base Salary	% Change
Mary E. Kipp	$1,112,400	$1,151,340	3.5%
Jamie L. Martin	550,000	605,000	10.0
Lorna Luebbe	571,320	591,316	3.5
Aaron A. August	500,480	517,997	3.5
Matthew M. Steuerwalt	500,280	517,790	3.5

2025 Annual Incentive Compensation
All PSE employees, including the Named Executive Officers, are eligible to participate in an annual incentive program also referred to as the “Goals and Incentive Plan”. The plan is designed to incent our employees to achieve both (i) desired annual financial results, measured by EBITDA, calculated as earnings before interest, taxes, depreciation and amortization, and (ii) pre-established goals based on both a service quality commitment to customers and an employee safety measure. EBITDA was selected as a performance goal because it provides a financial measure of cash flows generated from the Company’s annual operating performance.
For 2025, the Company’s service quality commitment was measured by performance against nine Service Quality Indicators (SQIs) covering three broad categories, set forth below.  These are the same SQIs for which the Company is accountable to the Washington Commission.  The Company’s annual report to the Washington Commission and our customers describes each SQI, how it is measured, the Company’s required level of achievement, and performance results.  The Company’s service quality report cards are available at www.PSE.com/PerformanceReportCards.
The SQIs for 2025 were the same as those in 2024 and were as follows:
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

The employee safety performance measure reflects the Company’s continued commitment to employee safety. The safety performance measure contains three targets, and all three must be satisfied for the safety measure to be treated as met. The three employee safety targets for 2025 were:
•Field safety engagements, building on the 2024 safety goal of using the hazard reporting system. Field employees and their leadership will perform and document in-person field leader engagements. The target is a 95% or higher participation of each supervisor or manager and team completing 12 field engagements per year.
•Emergency preparedness training of all employees using Washington Division of Emergency Management videos and exercises. Three separate courses—Wildfire preparedness, Earthquake awareness, and preparedness for Energy outages. The target completion rate is no less than 95% of employee participation.
•Driver safety of employees who use PSE pool or fleet vehicles. The target is a 90% or higher average from the driving performance system installed in company vehicles.
Annual incentive funding is decreased if a SQI is not achieved. The employee safety measure functions similarly to the nine SQIs in determining the funding of the annual incentive plan. That is, if the safety measure is not achieved, annual incentive funding will be decreased by 10%, in the same way as a missed SQI.
In 2025, 100% funding for the annual incentive plan required (i) achievement of 10 out of 10 customer service and safety measures (all nine SQIs and achievement of the safety measure) and (ii) target EBITDA performance. Nine of the ten customer service and safety measures were met. For the one SQI measure not met, System Average Interruption Duration Index (SAIDI), the Board considered the measure met for incentive purposes based on PSE’s overall strong performance for 2025 and the noteworthy progress achieved at improving reliability and increasing efforts of wildfire risk mitigation. EBITDA finished at 103% of target, so funding was above 100%, as described further below.

2025 Annual Incentive Plan Results
For 2025, achievement of the Company goals under the annual incentive plan was at 103% of target for EBITDA. PSE EBITDA was $1,793 million, and SQI and safety achievement was determined to be 10 out of 10, leading to a funding level for 2025 of 106% for the annual incentive plan for the eligible Named Executive Officers.
Funding levels for 2025 at maximum, target, and threshold are shown in the table below:

Annual Incentive Performance Payout Scale and Actual Performance
Performance Measure (Dollars in Millions)	2025 EBITDA	SQI, SAIDI& Safety*	Funding Level
Maximum	$1,914	10/10	120%
Target	1,740	10/10	100
Threshold	1,566	6/10	55
2025 Actual Performance	1,793	10/10	106
_______________
* Combined SQI and Safety results of 6/10 or better and minimum EBITDA of $1,566 million are required for any annual incentive plan funding
SQI and Safety results below 10/10 reduce funding (e.g., 9/10=90%, 8/10=80%, 7/10=70%).

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
An executive’s individual award amount can be increased or decreased based on an assessment by the CEO (or the Board in the case of the CEO) of the executive’s individual and team performance results. After considering performance on individual and team goals, adjustments were made by the CEO for individual performance of certain Named Executive Officers below the CEO in 2025. The adjustments for individual performance are noted in the "Bonus" column of the Summary Compensation table and did not materially change the amounts resulting from 2025 achievement of the Company goals. The Board approved the incentive amounts shown below, which will be paid in March 2026:

Name	Target Incentive (% of Base Salary)	2025 Actual Incentive Paid	2025 Actual Incentive (% of Base Salary)
Mary E. Kipp	120%	$1,596,310	138.6%
Jamie L. Martin	65	454,361	75.1
Lorna Luebbe	65	444,084	75.1
Aaron A. August	65	374,745	72.3
Matthew M. Steuerwalt	65	388,865	75.1

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
For the 2025-2027 cycle, the long-term incentive program is based on two metrics that are evaluated separately:
•Return on Equity (ROE) with a 35% weighting; and
•Total Return with a 65% weighting.
The 2023-2025 and 2024-2026 LTI Plan payments may range from 0% to 173% of target, depending on performance; while the 2025-2027 LTI Plan payments may range from 0% to 182% of target.

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

2025-2027 Long-Term Incentive Plan Target Awards
Target LTI Plan awards for the 2025-2027 performance cycle were denominated in dollars, taking into account the executive's level of responsibility within the Company and the corresponding market data. Ms. Kipp’s target LTI Plan grant was increased to $4,850,000. Target LTI Plan award amounts for the 2025-2027 performance cycle are shown in the following table:

Name	Target Long Term Incentive ($)
Mary E. Kipp	$4,850,000
Jamie L. Martin	1,500,000
Lorna Luebbe	900,000
Aaron A. August	600,000
Matthew M. Steuerwalt	600,000

Details of the target grants and expected values at target, threshold and maximum performance levels can be found in the “2025 Grants of Plan-Based Awards” table below.

Long-Term Incentive Plan Performance 2023-2025 Performance Cycle Results and Payouts
The 2023-2025 performance cycle has now ended. Amounts payable as a result of award vesting are shown in the following table:
•The three performance measure categories all performed at target level or better. The environmental measure of reducing greenhouse gases was met at target. The Strategic Initiatives measure category had an overall funding of 125%. The Total Return measure finished at the maximum level of funding of 200%. Totaling each plan measure resulted in the payment of the following LTI Plan amounts:

Name	Target Long Term Incentive ($)[1]	2023-2025 LTIP Paid[2]
Mary E. Kipp	$3,875,000	$6,345,313
Jamie L. Martin[2]	900,000	1,473,750
Lorna Luebbe	600,000	982,500
Aaron A. August	525,000	859,688
Matthew M. Steuerwalt	500,000	818,750
______________
1 Target LTI Plan incentive is the dollar target level set in 2023 or upon employee hire.
2 In connection with Ms. Martin's commencement of employment in 2024, she was eligible to participate in the 2023-2025 performance cycle at a target amount that reflected reduced participation during the performance cycle but was intended to incentivize performance following commencement of employment.

Retirement Plans
The Company maintains executive retirement plans to attract and retain executives by providing a benefit that is coordinated with the tax-qualified Retirement Plan for Employees of Puget Sound Energy, Inc. (Retirement Plan) and Investment Plan for Employees of Puget Sound Energy, Inc. (401(k) Plan). Without the addition of the executive retirement plans, these executives would receive lower percentages of replacement income during retirement than other employees. All the Named Executive Officers participated in the executive retirement plan during 2025, which is the Officer Restoration

Benefit as part of the Deferred Compensation Plan for Key Employees. Additional information regarding the Officer Restoration Benefit and the Retirement Plan is shown in the “2025 Pension Benefits” table.

Deferred Compensation Plan
The Named Executive Officers are eligible to participate in the Deferred Compensation Plan for Key Employees (Deferred Compensation Plan).  The Deferred Compensation Plan provides eligible executives an opportunity to defer up to 100% of base salary, annual incentive bonuses and earned LTI Plan awards, plus receive additional Company contributions made by PSE into an account that has three investment tracking fund choices.  The funds mirror performance in major asset classes of bonds, stocks, and an interest crediting fund that changes rates quarterly.  The Deferred Compensation Plan is intended to allow the executives to defer current income, without being limited by the Internal Revenue Code contribution limitations for 401(k) plans and therefore have a deferral opportunity similar to other employees as a percentage of eligible compensation.  The Company contributions are also intended to restore benefits not available to executives under PSE’s tax-qualified plans due to Internal Revenue Code limitations on compensation and benefits applicable to those plans.  Additional information regarding the Deferred Compensation Plan is shown in the “2025 Nonqualified Deferred Compensation” table.

Post-Termination Benefits
The Committee periodically reviews existing change in control and severance arrangements of the peer group companies. In 2025, based on this review, the Committee established the Company’s Executive Severance Plan (Severance Plan), effective March 1, 2025, to provide executives with severance benefits in the event the Company involuntarily terminates an eligible executive’s employment without cause. Severance is subject to the execution of a release of claims. The Severance Plan has an initial term until December 31, 2027, and thereafter can be extended for additional one-year periods unless terminated at least 60 days prior to expiration of a current term. No executive officers have employment agreements that would provide severance benefits. Certain compensation programs, such as the LTI Plan, have provisions that would apply in the event of a change in control.
The “Potential Payments upon Termination or Change in Control” section describes the current post-termination arrangements with the Named Executive Officers as well as other plans and arrangements that would provide benefits on termination of employment or a change in control, and the estimated potential incremental payments upon a termination of employment or change in control based on an assumed termination or change in control date of December 31, 2025.

Other Compensation
The Company also provides the Named Executive Officers with benefits and limited perquisites. To attract qualified candidates, the Company may provide certain payments to executives in connection with an offer of employment, including payments to offset their relocation expenses.
The eligible Named Executive Officers participate in the same group health and welfare plans as other employees. Company vice presidents and above, including the Named Executive Officers, are eligible for additional disability and life insurance benefits. The executives are also eligible to receive reimbursement for financial planning, tax preparation and legal services up to an annual limit. The reimbursement for financial planning, tax preparation and legal services is provided to allow executives to concentrate on their business responsibilities. These perquisites generally do not make up a significant portion of executive compensation and did not exceed $10,000 in total for each Named Executive Officer in 2025. Executives are taxed on the value of the perquisites received, with no corresponding gross-up by the Company.

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

Impact of Accounting and Tax Treatment of Compensation
The accounting treatment of compensation generally has not been a significant factor in determining the amounts of compensation for our executive officers.  However, the Company considers the tax impact of various program designs to balance the potential cost to the Company with the benefit/value to the executive. Section 162(m) of the Internal Revenue Code limits the tax deductibility of compensation paid to certain executive officers, including the Named Executive Officers, to $1 million per person per year. The Company, consistent with past practice, retains the flexibility and discretion to authorize compensation that may not qualify for a tax deduction.

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

Compensation and Leadership Development Committee Report
The Board delegates responsibility to the Compensation and Leadership Development Committee to establish and oversee the Company’s executive compensation program.  Each member of the Committee served during all of 2025 except Mr. Divoky and Mr. Valdman, who joined the Committee on November 5, 2025.
The Committee members listed below have reviewed and discussed the “Compensation Discussion and Analysis” with the Company’s management.  Based on this review and discussion, the Committee recommended to the Board, and the Board has approved, that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for filing with the SEC.

Compensation and Leadership
Development Committee of
Puget Energy, Inc.
Puget Sound Energy, Inc.

Steven Zucchet, chair,
Jerry Divoky, since November 5, 2025
Julia Hamm
Aaron Rubin
Bertrand Valdman, since November 5, 2025

Summary Compensation Table
The following information is provided for the year ended December 31, 2025, (and for prior years where applicable) with respect to the Named Executive Officers during 2025.  The positions listed below are at Puget Energy and PSE, except that Mr.

August and Mr. Steuerwalt are executives of PSE only. Positions listed are those held by the Named Executive Officers as of December 31, 2025.  Salary and incentive compensation includes amounts deferred at the executive’s election.

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation[2]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[3]	All Other Compensation[4]	Total
Mary E. Kipp,	2025	$1,136,147	$131,805	$—	$—	$7,809,817	$—	$126,522	$9,204,291
President and,	2024	1,105,714	246,641	—	—	4,933,207	—	113,648	6,399,210
Chief Executive Officer[5]	2023	1,072,507	—	—	—	3,810,798	—	1,687,813	6,571,118
Jamie L. Martin,	2025	593,542	37,516	—	—	1,890,595	10,975	29,990	2,562,618
Chief Financial Officer[6]	2024	316,667	440,207	—	—	801,034	8,795	259,253	1,825,956
Lorna Luebbe, SVP General	2025	587,150	36,668	—	—	1,389,917	57,451	53,656	2,124,842
Counsel and Chief	2024	555,943	17,899	—	—	757,989	435	46,704	1,378,970
Sustainability Officer[7]	2023	493,371	—	—	—	373,044	5,269	32,201	903,885
Aaron A. August, SVP	2025	514,347	17,845	—	—	1,216,587	—	47,854	1,796,633
Chief Customer and	2024	492,127	281,360	—	—	707,351	—	36,107	1,516,945
Transformation Officer[8]	2023	177,727	390,000	—	—	393,931	—	248,932	1,210,590
Matthew M. Steuerwalt,	2025	514,143	32,108	—	—	1,175,507	—	49,073	1,770,831
SVP External Affairs[9]	2024	487,841	62,695	—	—	688,475	—	37,141	1,276,152
_______________
1.Reflects individual performance above target as described in the "Compensation Discussion and Analysis," section titled "2025 Annual Incentive Plan Results" for the Named Executive Officers for whom Bonus amounts are reported for 2025.
2.For 2025, reflects annual cash incentive compensation paid under the 2025 Goals and Incentive Plan and cash incentive compensation paid under the LTI Plan for the 2023-2025 performance cycle. Cash incentive amounts were paid in early 2026 or deferred at the executive's election.  The 2025 Goals and Incentive Plan and the LTI Plan are described in further detail in the “Compensation Discussion and Analysis,” including the individual amounts paid to each Named Executive Officer in early 2026.
3.Reflects the aggregate increase in the actuarial present value of the executive’s accumulated benefit under all pension plans during the year.  The amounts are determined using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and include amounts that the executive may not currently be entitled to receive because such amounts are not vested.  In 2025, updated interest rates relative to those used for 2024 have generally resulted in larger increases in value than in prior years.  Information regarding these pension plans is set forth in further detail under “2025 Pension Benefits.”  The change in pension value amounts for 2025 are: Ms. Kipp, $0; Ms. Martin, $10,975; Ms. Luebbe, $57,451; Mr. August, $0; and Mr. Steuerwalt, $0.
4.All Other Compensation for 2025 is shown in detail in the table below.
5.Ms. Kipp joined PSE and Puget Energy as President on August 31, 2019, and became President and CEO on January 3, 2020.
6.Ms. Martin joined PSE and Puget Energy as Chief Financial Officer on May 20, 2024.
7.Ms. Luebbe has worked at PSE since 2002 and became Senior Vice President General Counsel and Chief Sustainability Officer on December 1, 2022.
8.Mr. August joined PSE and Puget Energy as Senior Vice President and Chief Customer and Transformation Officer on July 27, 2023.
9.Mr. Steuerwalt joined PSE as Senior Vice President External Affairs on September 29, 2023.

Detail of All Other Compensation

Name	Perquisites and Other Personal Benefits[1]	Registrant Contributions to Defined Contribution and Deferred Compensation Plans[2]	Other[3]
Mary E. Kipp	$9,370	$105,386	$11,766
Jamie L. Martin	10,000	15,177	4,813
Lorna Luebbe	—	44,694	8,962
Aaron A. August	1,275	40,167	6,412
Matthew M. Steuerwalt	—	37,956	11,117
_______________
1.Reimbursement for financial planning, tax planning, and/or legal planning, with the initial plan up to a maximum of $5,000, and then annual reimbursement up to a maximum of $5,000 for Ms. Kipp, and $2,500 for the other Named Executive Officers.
2.Includes Company contributions during 2025 to PSE’s Investment Plan (a tax qualified 401(k) plan) and the Deferred Compensation Plan. Company 401(k) contributions are as follows: Ms. Kipp, $29,550; Ms. Martin, $15,177; Ms. Luebbe, $24,450; Mr. August, $29,550; and Mr. Steuerwalt, $29,550. Company contributions to the Deferred Compensation Plan are as follows: Ms. Kipp, $75,836; Ms. Martin, $0; Ms. Luebbe, $20,244; Mr. August, $10,617; and Mr. Steuerwalt, $8,406.
3.Reflects the value of imputed income for life insurance and Company paid premiums on supplemental disability insurance for all Named Executive Officers.

2025 Grants of Plan-Based Awards
The following table presents information regarding 2025 grants of non-equity annual incentive awards and LTI Plan awards, including, as applicable, the range of potential payouts for the awards.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Grant Date	Grant Target Value	Threshold	Target	Maximum
Mary E. Kipp
Annual Incentive[1]	1/1/2025		$759,884	$1,381,608	$2,763,216
LTI Plan 2025-2027[2]	2/20/2025	4,850,000	2,425,000	4,850,000	9,700,000
Jamie L. Martin
Annual Incentive[1]	1/1/2025		$216,288	$393,250	$786,500
LTI Plan 2025-2027[2]	2/20/2025	1,500,000	750,000	1,500,000	3,000,000
Lorna Luebbe
Annual Incentive[1]	1/1/2025		$211,395	$384,355	$768,711
LTI Plan 2025-2027[2]	2/20/2025	900,000	450,000	900,000	1,800,000
Aaron A. August
Annual Incentive[1]	1/1/2025		$185,184	$336,698	$673,396
LTI Plan 2025-2027[2]	2/20/2025	600,000	300,000	600,000	1,200,000
Matthew M. Steuerwalt
Annual Incentive[1]	1/1/2025		$185,110	$336,564	$673,127
LTI Plan 2025-2027[2]	2/20/2025	600,000	300,000	600,000	1,200,000
_______________
1.As described in the “Compensation Discussion and Analysis,” the 2025 Goals and Incentive Plan had dual funding thresholds in 2025 of $1,566.0 million EBITDA and SQI performance of 6/10. Payment would be $0 if either threshold is not met. The threshold estimate assumes $1,566.0 million EBITDA and SQI/Safety measure performance at 6/10. The target estimate assumes $1,740.0 million EBITDA and SQI/Safety measure performance at 10/10. The maximum estimate assumes financial results at funding maximum of $1,914.0 million EBITDA or higher, SQI/Safety measure performance at 10/10 and individual incentive award maximum of 200% of target.
2.As described in the “Compensation Discussion and Analysis,” LTI Plan grants for the 2025-2027 performance cycle were allocated to two measures. The Return on Equity (ROE) measure (35% weighting) funds at 50% at threshold, 100% at target and 200% at maximum; the Total Return measure (65% weighting) funds at 50% at threshold, 100% at target and 200% at maximum. The performance measures are evaluated independently, but if each finished at threshold, target and maximum, the overall funding levels would be 50%, 100%, and 200%, respectively.

2025 Pension Benefits
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

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit [1]	Payments During Last Fiscal Year
Mary E. Kipp[2]	Retirement Plan	6.3	$—	$—
	Restoration Benefit	6.3	—	—
Jamie L. Martin	Retirement Plan	1.6	19,770	—
	Restoration Benefit	1.6	—	—
Lorna Luebbe	Retirement Plan	23.2	503,468	—
	Restoration Benefit	23.2	—	—
Aaron A. August	Retirement Plan	2.4	—	—
	Restoration Benefit	2.4	—	—
Matthew M. Steuerwalt	Retirement Plan	2.3	—	—
	Restoration Benefit	2.3	—	—
_______________
1.The amounts reported in this column for each executive were calculated assuming no future service or pay increases. Present values were calculated assuming no pre-retirement mortality or termination. The values under the Retirement Plan are the actuarial present values as of December 31, 2025, of the benefits earned as of that date and payable at normal retirement age (age 65 for the Retirement Plan). Future cash balance interest credits are assumed to be 4.0% annually. The discount assumption is 5.65%, and the post-retirement mortality assumption is based on the 2026 417(e) unisex mortality table. Annuity benefits are converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 4.81%, 5.35%, and 5.69% (the 24-month average of the underlying rates as of September 2025). These assumptions are consistent with the ones used for the Retirement Plan for financial reporting purposes for 2025. In order to determine the change in pension values for the Summary Compensation Table, the values of the Retirement Plan benefits were also calculated as of December 31, 2024, for the benefits earned as of that date using the assumptions used for financial reporting purposes for 2024. These assumptions included assumed cash balance interest credits of 4.0%, a discount assumption of 5.80% and post-retirement mortality assumption based on the 2025 417(e) unisex mortality table. Annuity benefits were converted to lump sum amounts at retirement based on assumed future 417(e) segment rates of 5.07%, 5.33%, and 5.36% (the 24-month average of the underlying rates as of September 2024). Other assumptions used to determine the value as of December 31, 2024, were the same as those used for December 31, 2025.
2.None of the Named Executive Officers have SERP benefits as that plan was closed prior to their joining PSE, or promotion to officer level. Ms. Kipp, Mr. August and Mr. Steuerwalt do not have a Retirement Plan benefit, as upon hire, each elected to have their 4% company retirement contribution made to their 401(k) accounts. Based on service through December 31, 2025 these 401(k) accounts had values of: Ms. Kipp, $91,773, Mr. August, $25,469 and Mr. Steuerwalt, $20,197. All of the Named Executive Officers also participate in the Officer Restoration Benefit Plan as described below, with vesting after three years of service. The value of these Officer Restoration accounts as of December 31, 2025 are: Ms. Kipp, $351,974; Ms. Luebbe, $36,267. Mr. August, $10,963; and Mr. Steuerwalt $8,680. Ms. Martin's first Officer Restoration account contribution is expected to be made in 2026.

Retirement Plan
Under the Retirement Plan, the Company's eligible employees hired prior to January 1, 2014 (prior to December 12, 2014, in the case of IBEW-represented employees), including the participating Named Executive Officers, accrue benefits in accordance with a cash balance formula, beginning on the later of their date of hire or March 1, 1997.  Under this formula, for each calendar year after 1996, age-weighted pay credits are allocated to a bookkeeping account (a Cash Balance Account) for each participant.  The pay credits range from 3% to 8% of eligible compensation. Non-represented and UA-represented employees hired on or after January 1, 2014, and IBEW-represented employees hired on or after December 12, 2014, will receive pay credits equal to 4% (rather than the age-based pay credit described above), which non-represented and IBEW-represented employees may choose to have contributed to the Company’s 401(k) plan, rather than credited under the Retirement Plan. Eligible compensation generally includes base salary and bonuses (other than bonuses paid under the LTI Plan and signing, retention and similar bonuses), up to the limit imposed by the Internal Revenue Code.  For 2025, the limit was $350,000. For 2026, the limit is $360,000. Amounts in the Cash Balance Accounts are also credited with interest.  The interest crediting rate is 4% per year or such higher amount as PSE may determine. For 2025 and 2026, the annual interest crediting rate was 4%.
A participant’s Retirement Plan benefit generally vests upon the earlier of the participant’s completion of three years of active service with Puget Energy, PSE or their affiliates or attainment of age 65 (the Retirement Plan’s normal retirement age) while employed by the Company or one of its affiliates.  Normal retirement benefit payments begin to a vested participant as of the first day of the month following the later of the participant’s termination of employment or attainment of age 65 (employees designated as casual employees by PSE and who have reached age 65 or employees who have applied for long-term disability and have reached age 65 may commence benefits without terminating employment).  However, a vested participant may elect to have his or her benefit under the Retirement Plan paid, or commence to be paid, as of the first day of any month commencing after the date on which his or her employment with Puget Energy, PSE and their affiliates terminates.  If benefit payments commence prior to the participant’s attainment of age 65, then the amount of the monthly payments will be reduced for early commencement to reflect the fact that payments will be made over a longer period of time.  This reduction is subsidized - that is, it is less than a pure actuarial reduction.  The amount of this reduction is, on average, 0.30% for each of the first 60 months, 0.33% for each of the second 60 months, 0.23% for each of the third 60 months and 0.17% for each of the fourth 60 months that the payment commencement date precedes the participant’s 65th birthday.  Further reductions apply for each additional month that the payment commencement date precedes the participant’s 65th birthday.  As of December 31, 2025, of the Named Executive Officers, only Ms. Martin and Ms. Luebbe participate in the Retirement Plan, and only Ms. Luebbe is vested in their benefits under the Retirement Plan and, hence, would be eligible to commence benefit payments upon termination. Ms. Kipp, Mr. August and Mr. Steuerwalt are not eligible for the Retirement Plan, as each elected at employment to have the Company’s 4% retirement contribution made to the Company’s 401(k) plan.
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

Supplemental Executive Retirement Plan
The SERP provides a benefit to participating Named Executive Officers that supplements the retirement income provided to the executives by the Retirement Plan. The Company closed the SERP plan to new participants as of August 1, 2019. None of the Named Executive Officers participate in the SERP.

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

2025 Nonqualified Deferred Compensation
The following table provides information for each of the Named Executive Officers regarding aggregate executive and Company contributions and aggregate earnings for 2025 and year-end account balances under the Deferred Compensation Plan.

Name	Executive Contributions in 2025[1]	Registrant Contributions in 2025[2]	Aggregate Earnings in 2025[3]	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2025[4]
Mary E. Kipp	$—	$75,836	$436,108	$—	$3,935,977
Jamie L. Martin	—	—	—	—	—
Lorna Luebbe	—	20,244	1,222	—	36,267
Aaron A. August	—	10,617	345	—	10,963
Matthew M. Steuerwalt	—	8,406	273	—	8,680
_______________
1.The amount in this column reflects elective deferrals by the executive of salary, annual incentive compensation or LTI Plan awards paid in 2025. Deferred salary amounts are: Ms. Kipp, $0; Ms. Martin, $0; Ms. Luebbe, $0; Mr. August, $0 and Mr. Steuerwalt, $0. Deferred annual incentive compensation and LTI Plan award amounts are $0 for all Named Executive Officers. The amounts are also included in the applicable column of the Summary Compensation Table for 2025.
2.The amount reported in this column reflects contributions by PSE consisting of the annual investment plan restoration amount and annual cash balance restoration amount described below. These amounts are also included in the total amounts shown in the All Other Compensation column of the Summary Compensation Table for 2025.
3.The amount in this column for each executive reflects the change in value of investment tracking funds. Amounts of zero indicate no change in value or a decrease in value. None of the executives received above market earnings on these amounts.
4.Of the amounts in this column, the amounts in the table below have also been reported in the Summary Compensation Table for 2025, 2024, and 2023.

Name	Reported for 2025	Reported for 2024	Reported for 2023
Mary E. Kipp	$—	$68,111	$114,816
Jamie L. Martin	—	—	—
Lorna Luebbe	—	—	1,132
Aaron A. August	—	—	—
Matthew M. Steuerwalt	—	—	—

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

The Named Executive Officers choose how to credit deferred amounts among three investment tracking funds. The tracking funds mirror performance in major asset classes of bonds, stocks, and a money market index. The tracking funds differ from the investment funds offered in the 401(k) plan.  The 2025 calendar year returns of these tracking funds were:

Tracking Fund	Return
Vanguard Total Bond Market Index	7.17%
Vanguard 500 Index	17.83
Vanguard Money Market Index	4.22

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

LTI Plan Awards
If a Named Executive Officer’s employment terminates due to disability or death, the executive or his or her estate will be paid a pro-rata portion of LTI Plan awards that were granted in a prior year, based on performance through the prior year.  In the case of retirement at normal retirement age or approved early retirement, pro-rata LTI Plan awards will be paid in the first quarter following the year of retirement, based on performance through the prior year.  In the event of a change in control in which awards are not assumed or substituted, outstanding LTI Plan awards will be paid on a pro-rata basis at the higher of (i) target performance or (ii) actual performance achieved during the performance cycle ending with the fiscal quarter that precedes the change in control.

Severance Plan
If the Company involuntarily terminates a Named Executive Officer’s employment without cause (and other than by reason of the executive’s death or disability), the executive will be eligible to receive a lump sum cash payment of the following amounts under the Severance Plan, subject to the executive’s execution (and non-revocation) of a release of claims:
•Base salary (multiple of 1.5 for the Chief Executive Officer, 1.25 for the Chief Financial Officer and 1.0 for the other Named Executive Officers);
•1.0 times the executive’s annual target incentive bonus for the year of termination, prorated for the number of full months employed during the year of termination; and
•Amount equal to 12 times the monthly COBRA premium in effect for the executive on the date of termination.
Each Named Executive Officer is also eligible for 12 months of outplacement services or, in the Company’s discretion, a lump sum payment of $25,000.

Employment Agreements
PSE has no employment agreements with any executive officers, including the Named Executive Officers.
Estimated Potential Incremental Payments upon Termination or Change in Control
The amounts shown in the table below assume that the termination of employment of a Named Executive Officer or a change in control was effective as of December 31, 2025.  The amounts below are estimates of the incremental amounts that would be paid out to the Named Executive Officer upon a termination of employment or a change in control. Actual amounts payable can only be determined at the time of a termination of employment or a change in control:

	Upon Change in Control (and awards not assumed or substituted)	After Change in Control Involuntary Termination w/o Cause or for Good Reason	Involuntary Termination without cause[1]	Retirement	Disability	Death
Mary E. Kipp
Long Term Incentive Plan	$11,127,684	$11,127,684	$—	$11,127,684	$11,127,684	$11,127,684
Supplemental Life Insurance	—	—	—	—	—	4,465,896
Severance Plan	—	—	1,808,530	—	—	—
Total Estimated Incremental Value	$11,127,684	$11,127,684	$1,808,530	$11,127,684	$11,127,684	$15,593,580
Jamie L. Martin
Long Term Incentive Plan	$2,807,925	$2,807,925	$—	$—	$2,807,925	$2,807,925
Supplemental Life Insurance	—	—	—	—	—	1,396,500
Severance Plan	—	—	818,930	—	—	—
Total Estimated Incremental Value	$2,807,925	$2,807,925	$818,930	$—	$2,807,925	$4,204,425
Lorna Luebbe
Long Term Incentive Plan	$1,908,881	$1,908,881	$—	$1,908,881	$1,908,881	$1,908,881
Supplemental Life Insurance	—	—	—	—	—	1,360,027
Severance Plan	—	—	653,996	—	—	—
Total Estimated Incremental Value	$1,908,881	$1,908,881	$653,996	$1,908,881	$1,908,881	$3,268,908
Aaron A. August
Long Term Incentive Plan	$1,477,275	$1,477,275	$—	$—	$1,477,275	$1,477,275
Supplemental Life Insurance	—	—	—	—	—	1,191,393
Severance Plan	—	—	580,677	—	—	—
Total Estimated Incremental Value	$1,477,275	$1,477,275	$580,677	$—	$1,477,275	$2,668,668
Matthew M. Steuerwalt
Long Term Incentive Plan	$1,436,338	$1,436,338	$—	$—	$1,436,338	$1,436,338
Supplemental Life Insurance	—	—	—	—	—	1,190,917
Severance Plan	—	—	580,470	—	—	—
Total Estimated Incremental Value	$1,436,338	$1,436,338	$580,470	$—	$1,436,338	$2,627,255
_______________
1.Amount reported for each Named Executive Officer is the sum of (i) the applicable base salary multiplier for the Name Executive Officer; (ii) $56,520 of COBRA premiums for Ms. Kipp and $37,680 for the other Named Executive Officers (based on a maximum monthly COBRA premium of $3,140); and (iii) $25,000 in lieu of outplacement services.

Chief Executive Officer Pay Ratio
We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation for our Chief Executive Officer in accordance with SEC Item 402(u) of Regulation S-K.
For 2025, our last completed fiscal year:
•The annual total compensation of our CEO reported in the 2025 Summary Compensation Table, was $9,204,291.
•The median of the annual total compensation of all our employees (excluding our CEO) was $169,014.

As a result, for 2025 the ratio of annual total compensation of our Chief Executive Officer to the median of our annual total compensation of all employees was 55:1.
We identified our median employee by examining the total cash compensation we paid during 2025 to all individuals, excluding our CEO, who were employed by us on December 31, 2025, which totaled approximately 3,412 individuals, all located in the United States (as reported in Item 1. Business), including employees, whether employed on a full-time, part-time or seasonal basis. Total cash compensation consisted of base salary, overtime, paid time off and annual incentives as reflected in our payroll records. We consistently applied this compensation measure and did not make any assumptions, adjustments, or estimates with respect to total cash compensation. We believe that the use of total cash compensation for all employees is a consistently applied compensation measure because it includes all major compensation elements available to employees.
After identifying the median employee based on total cash compensation for 2025, we calculated annual total compensation for such employee for 2025 using the same methodology we use for our named executive officers as set forth in the 2025 Summary Compensation Table in accordance with the requirements of Item 402 (c)(2)(x) of Regulation S-K. Annual total compensation for 2025 for our median employee included annual salary, annual incentives, and company contributions towards benefits including retirement. Annual total compensation for 2025 for our CEO consists of the amount reported in the "Total" column of our 2025 Summary Compensation Table.

Director Compensation for Fiscal Year 2025
The following table sets forth information regarding compensation paid by the Company to the directors named in the table who received compensation from the Company in 2025 for service as directors.  We refer to these directors as non-employee directors.  Directors who are employed by the Company or by the Company’s investor-owners are not paid separately for their service and thus are not named in the table below.  The directors who are employed by the Company’s investor-owners are: Jerry Divoky, Adam Friedrichsen, Grant Hodgkins, Chris Parker, Aaron Rubin, and Steven Zucchet.
As described in further detail below, the Company’s non-employee director compensation program in 2025 consisted of quarterly retainer cash fees of $45,500.  Additional quarterly retainer amounts associated with serving as Chair of the Board, chairing Board committees, serving on the Audit Committee and meeting fees were also paid in cash.

Name	Fees Earned	Nonqualified Deferred Compensation Earnings[1]	Total
Scott Armstrong[2]	$211,500	$—	$211,500
Christine Gregoire	182,000	—	182,000
Julia Hamm	182,800	—	182,800
Thomas King	187,800	—	187,800
Paul McMillan	202,800	—	202,800
Diana Rakow	202,800	—	202,800
Bertrand Valdman	—	161,500	161,500
_______________
1.Represents earnings accrued on deferred compensation considered to be above market.
2.Scott Armstrong retired from the Boards and as a member of the applicable Board committees on which he served effective September 30, 2025.

Non-employee Director Compensation Program
The 2025 non-employee director compensation program is based on the principles that the level of non-employee director compensation should be based on Board and committee responsibilities and should be competitive with comparable companies.
The 2025 compensation program for non-employee directors was as follows:
1.A base cash quarterly retainer fee of $45,500;
2.A $1,600 per meeting fee ($800 for telephonic) will be paid when the number of Board or Committee meetings exceed six per year (not applicable to Asset Management Committee calls).

In 2025, non-employee directors were paid the following additional cash quarterly retainer fees:
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners
The following tables show the number of shares of common stock beneficially owned as of December 31, 2025, by each person or group that we know owns more than 5.0% of Puget Energy’s and PSE’s common stock.  No director, officer or executive officer named in the Summary Compensation Table in Item 11 of Part III of this report owns any of the outstanding shares of common stock of Puget Energy or PSE.  Puget Equico LLC (Puget Equico) and its affiliates beneficially own 100.0% of the outstanding common stock of Puget Energy.  Puget Energy holds 100.0% of the outstanding common stock of PSE.  Percentage of beneficial ownership is based on 200 shares of Puget Energy common stock and 85,903,791 shares of PSE common stock outstanding as of February 19, 2026.

Beneficial Ownership Table of Puget Energy and PSE

Number of Beneficially Owned Shares
Name	Puget Energy	Puget Sound Energy
Puget Equico LLC and affiliates	200[1,2]	—
Puget Energy	—	85,903,791[3]
_______________
1Information presented above and in this footnote is based on Amendment No. 2 to Schedule 13D/A filed on February 13, 2009 (the Schedule 13D) by, among others, Puget Equico, Puget Intermediate Holdings Inc. (Puget Intermediate), Puget Holdings LLC (Puget Holdings and together with Puget

Intermediate, the Parent Entities), 6860141 Canada Inc. as trustee for British Columbia Investment Management Corporation (BCI), PIP2PX (Pad) Ltd. (PIP2PX), PIP2GV (Pad) Ltd. (PIP2GV) and together with Clean Energy JV Sub 1, LP (JV Sub 1), Clean Energy JV Sub 2, LP (JV Sub 2), Ontario Municipal Employees Retirement System (OMERS), PGGM Vermogensbeheer B.V. (PGGM), BCI and PIP2PX, the Investors. Puget Equico is a wholly-owned subsidiary of Puget Intermediate. Puget Intermediate is a wholly-owned subsidiary of Puget Holdings and the Investors are the direct or indirect owners of Puget Holdings.  The Parent Entities and the Investors are the direct or indirect owners of Puget Equico. Although the Parent Entities and the Investors do not own any shares of Puget Energy directly, Puget Equico, the Parent Entities and the Investors may be deemed to be members of a “group," within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended. Accordingly, each such entity may be deemed to beneficially own the 200 shares of Puget Energy common stock owned by Puget Equico.  Such shares of common stock constitute 100.0% of the issued and outstanding shares of common stock of Puget Energy.  Under Section 13(d)(3) of the Exchange Act and based on the number of shares outstanding, Puget Equico, the Parent Entities and the Investors may be deemed to have shared power to vote and to dispose of such shares of Puget Energy common stock that may be beneficially owned by Puget Equico.  However, Puget Equico, the Parent Entities and the Investors expressly disclaims beneficial ownership of such shares of common stock other than those shares held directly by such entity.  As of February 19, 2026:
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
The Boards of Puget Energy and PSE have reviewed the relationships between Puget Energy and PSE (and their respective subsidiaries) and each of their respective directors. Based on this review, the Boards have determined that of the members constituting the Boards, Bertrand Valdman and Christine Gregoire (members of the Boards of both Puget Energy and PSE) and Diana Rakow (member of the Board of PSE) are independent under the NYSE corporate governance listing standards and also meet the definition of an “Independent Director” under the bylaws of the Companies. An Independent Director: (i) shall not be a member of Puget Holdings (referred to as a Holdings Member) or an affiliate of any Holdings Member (including by way of being a member, stockholder, director, manager, partner, officer or employee of any such member), (ii) shall not be an officer or employee of PSE, (iii) shall be a resident of the state of Washington, and (iv) if and to the extent required with respect to any specific director, shall meet such other qualifications as may be required by any applicable regulatory authority for an independent director or manager. The Company’s definition of "Independent Director" is also available in the Corporate Governance Guidelines at www.pugetenergy.com.
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
The Boards considered all relationships between its directors and Puget Energy and PSE (and their respective subsidiaries), including some that are not required to be disclosed in this report as related-person transactions.  Mr. Valdman and Ms. Rakow serve (or served) as directors or officers of, or otherwise have/had a financial interest in entities that make payments to PSE for energy services provided to those entities at tariff rates established by the Washington Commission.  These transactions fall within the first categorical independence standard described above.  Because these relationships either fall within the Boards' categorical independence standards or involve an amount that is not material to the Company or the other entity, the Boards have concluded that none of these relationships, in isolation, impair the independence of the applicable directors.

Executive Sessions
Non-management directors meet in executive session on a regular basis, generally on the same date as each scheduled Board meeting.  Mr. Valdman, who is not a member of management, presides over the executive sessions. Interested parties may communicate with the non-management directors of the Board through the procedures described in Item 10, "Directors, Executives Officers and Corporate Governance" of Part III of this Form 10-K under the section “Communications with the Board.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by PricewaterhouseCoopers LLP (PCAOB ID No. 238), the Company’s independent registered public accounting firm, for the years ended December 31, 2025, and 2024 were as follows:

	2025		2024
(Dollars in Thousands)	Puget Energy	PSE	Puget Energy	PSE
Audit fees[1]	$3,642	$3,286	$3,356	$3,026
Audit related fees[2]	455	255	218	180
Other fees	177	177	22	22
Total	$4,274	$3,718	$3,596	$3,228
_______________
1.For professional services rendered for the audit of Puget Energy’s and PSE’s annual financial statements and reviews of financial statements included in the Company’s Forms 10-Q.  The 2025 fees are estimated and include an aggregate amount of $2.7 million billed to Puget Energy and $2.4 million billed to PSE through December 2025.
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
The annual audit services engagement terms and fees, as well as any changes in terms, conditions and fees relating to the engagement, are subject to specific pre-approval by the Audit Committee.  In addition, on an annual basis, the Audit Committee grants general pre-approval for specific categories of audit, audit-related, tax and other services, within specified fee levels, that may be provided by the independent registered public accounting firm.  With respect to each proposed pre-approved service, the independent registered public accounting firm is required to provide detailed back-up documentation to the Audit Committee regarding the specific services to be provided.  Under the policies, the Audit Committee may delegate pre-approval authority to one or more of their members.  The member or members to whom such authority is delegated shall report any pre-approval decision to the Audit Committee at its next scheduled meeting.  The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management. For 2025 and 2024, all audit and non-audit services were pre-approved.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)Documents filed as part of this report:
1) Financial Statements
2) Financial Statement Schedules. Financial Statement Schedules of the Company, as required for the years ended December 31, 2025, 2024, and 2023, consist of the following:
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
	4.2
First, Second, Third, Fourth, Fifth, and Sixth Supplemental Indentures defining the rights of the holders of Puget Sound Energy’s senior notes (incorporated herein by reference to Exhibit 4-b to Puget Sound Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Exhibit originally filed with the Securities and Exchange Commission in paper format and as such, a hyperlink is not available.), Commission File No. 1-4393; Exhibit 4.26 to Puget Sound Energy’s Current Report on Form 8-K, dated March 4, 1999 (Exhibit originally filed with the Securities and Exchange Commission in paper format and as such, a hyperlink is not available.), Commission File No. 1-4393; Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated November 2, 2000 (Exhibit originally filed with the Securities and Exchange Commission in paper format and as such, a hyperlink is not available.), Commission File No. 1-4393; Exhibit 4.1 to Puget Sound Energy's Current Report on Form 8-K, dated May 28, 2003, Commission File No. 1-4393 Exhibit 4.1 to Puget Sound Energy's Current Report on Form 8-K, dated May 23, 2018, Commission File No. 1-4393 and Exhibit 4.5 to Puget Sound Energy's Current Report on Form 8-K, dated December 16, 2025, Commission File No. 1-4393.)

	4.3
Indenture of Mortgage – Electric, dated as of November 13, 2025, defining the rights of the holders of Puget Sound Energy’s Electric Utility First Mortgage Bonds (incorporated herein by reference to Exhibit 4.1 to Puget Sound Energy’s Current Report on Form 8-K, dated December 16, 2025, Commission File No. 1-4393).

	4.4
First Supplemental Indenture, dated as of December 16, 2025, to Indenture of Mortgage – Electric (incorporated herein by reference to Exhibit 4.2 to Puget Sound Energy’s Current Report on Form 8-K, dated December 16, 2025, Commission File No. 1-4393).

	4.5
Indenture of Mortgage – Gas, dated as of November 13, 2025, defining the rights of the holders of Puget Sound Energy’s Electric Utility First Mortgage Bonds (incorporated herein by reference to Exhibit 4.3 to Puget Sound Energy’s Current Report on Form 8-K, dated December 16, 2025, Commission File No. 1-4393).

	4.6
First Supplemental Indenture, dated as of December 16, 2025, to Indenture of Mortgage – Gas (incorporated herein by reference to Exhibit 4.4 to Puget Sound Energy’s Current Report on Form 8-K, dated December 16, 2025, Commission File No. 1-4393).

	4.7
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

	4.8
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

	4.9
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

	4.10
Form of Replacement Capital Covenant of Puget Sound Energy, Inc. (incorporated herein by reference to Exhibit 4.2 to Puget Sound Energy’s Current Report on Form 8-K, dated May 30, 2007, Commission File No. 1-4393).

	4.11
Indenture between Wells Fargo Bank, National Association and Puget Energy, Inc. dated as of December 6, 2010 (incorporated by reference to Exhibits 4.1 and 4.2 to Puget Energy's Current Report on Form 8-K, filed December 7, 2010, Commission File No. 1-16305).

	4.12
First Supplemental Indenture to the Indenture dated December 6, 2010 between Puget Energy, Inc. and Wells Fargo Bank, National Association defining the rights of Puget Energy’s Senior Secured Notes due December 15, 2020 (incorporated by reference to Exhibit 4.2 to Puget Energy's Current Report on Form 8-K, filed December 7, 2010, Commission File No. 1-16305).

	4.13
Second Supplemental Indenture to the Indenture dated December 6, 2010 between Puget Energy, Inc. and Wells Fargo Bank, National Association defining the rights of Puget Energy’s Senior Secured Notes due September 1, 2021 (incorporated herein by reference to Exhibit 4.1 to Puget Energy’s Current Report on Form 8-K, filed June 6, 2011, Commission File No. 1-16305).

	4.14
Third Supplemental Indenture between Wells Fargo Bank, National Association and Puget Energy, Inc. dated as of June 15, 2012 (incorporated by reference to Exhibits 4.1 to Puget Energy's Current Report on Form 8-K, filed June 18, 2012, Commission File No. 1-16305).

	4.15
Trust Indenture, dated as of May 1, 2013, by and between the City of Forsyth, Rosebud County, Montana and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Puget Sound Energy's Current Report on Form 8-K, dated May 30, 2013, Commission File No. 1-04393).

	4.16
Loan Agreement, dated as of May 1, 2013, between Puget Sound Energy, Inc. and the City of Forsyth, Rosebud County, Montana (incorporated herein by reference to Exhibit 4.2 to Puget Sound Energy's Current Report on Form 8-K, dated May 30, 2013, Commission File No. 1-04393).

	4.17
Pledge Agreement, dated as of May 1, 2013, between Puget Sound Energy, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.3 to Puget Sound Energy's Current Report on Form 8-K, dated May 30, 2013, Commission File No. 1-04393).

	4.18
Fourth Supplemental Indenture dated as of May 12, 2015, between Puget Energy, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Puget Energy’s Current Report on Form 8-K, dated May 13, 2015, Commission File No. 1-16305).

	4.19
Fifth Supplemental Indenture dated May 19, 2020 relating to Puget Energy's 4.1% Senior Secured Notes due 2030 (incorporated herein by reference to Exhibit 4.1 to Puget Energy's Current Report on Form 8-K Filed May 19, 2020, Commission File No. 1-16305).

	4.20
Sixth Supplemental Indenture dated June 14, 2021 relating to Puget Energy's 2.379% Senior Secured Notes due 2028 (incorporated herein by reference to Exhibit 4.1 to Puget Energy's Current Report on Form 8-K Filed June 21, 2021, Commission File No. 1-16305).

	4.21
Seventh Supplemental Indenture dated March 17, 2022 relating to Puget Energy's 4.224% Senior Secured Notes due 2032 (incorporated herein by reference to Exhibit 4.1 to Puget Energy's Current Report on Form 8-K Filed March 18, 2022, Commission File No. 1-16305).

	4.22
Eighth Supplemental Indenture dated March 13, 2025 relating to Puget Energy, Inc.’s 5.725% Senior Secured Notes due 2035 (incorporated herein by reference to Exhibit 4.1 to Puget Energy’s Current Report on Form 8-K, dated March 13,2025, Commission File No. 1-16305).

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
Puget Sound Energy, Inc. Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2013 (incorporated herein by reference 10.35 to Puget Energy's and Puget Sound Energy's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, Commission File No. 1-16305 and 1-4393).

**	10.30
Puget Sound Energy, Inc. Amended and Restated Deferred Compensation Plan for Key Employees effective January 1, 2009 (incorporated herein by reference to Exhibit 10.40 to Puget Energy's and Puget Sound Energy's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, Commission File No. 1-16305).

**	10.31
Puget Sound Energy, Inc. Amended and Restated Deferred Compensation Plan for Nonemployee Directors effective January 1, 2009 (incorporated herein by reference to Exhibit 10.41 to Puget Energy's and Puget Sound Energy's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 1-16305 and 1-4393).

* **	10.32	Summary of Director Compensation

**	10.33
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
Puget Energy, Inc. Amended and Restated 2005 Long-Term Incentive Plan, effective January 21, 2016 (incorporated herein by reference to Exhibit 10.43 to Puget Energy's and Puget Sound Energy's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, Commission File No. 1-16305 and 1-4393).

**	10.36
Puget Sound Energy Executive Severance Plan and Summary Plan Description (incorporated herein by reference to Exhibit 10.1 to Puget Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, Commission File No. 1-16305).

	10.37
Second Amended and Restated Credit Agreement dated May 16, 2022 among Puget Energy Inc., as Borrower, JPMorgan Chase Bank N.A., as Administrative Agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Puget Energy's Current Report on Form 8-K, filed May 23, 2022, Commission File No. 1-16305).

	10.38
Amended and Restated Credit Agreement dated May 16, 2022, among Puget Sound Energy, Inc., as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.2 to Puget Sound Energy's Current Report on Form 8-K, filed May 23, 2022, Commission file No. 1-4393).

*	10.39
Amendment No. 1 to Second Amended and Restated Credit Agreement dated March 6, 2024 among Puget Energy Inc., as Borrower, JPMorgan Chase Bank N.A., as Administrative Agent, and the lenders party thereto.

*	10.40	Amendment No. 1 to Amended and Restated Credit Agreement dated March 6, 2024, among Puget Sound Energy, Inc., as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the lenders party thereto.
*	10.41
Amendment No. 2 to Second Amended and Restated Credit Agreement, dated July 28, 2025, among Puget Energy Inc., as Borrower, JPMorgan Chase Bank N.A., as Administrative Agent, and the lenders party thereto.

*	10.42	Amendment No. 2 to Amended and Restated Credit Agreement dated July 28, 2025, among Puget Sound Energy, Inc., as Borrower, Mizuho Bank, Ltd., as Administrative Agent, and the lenders party thereto.
*	19.1
Puget Energy, Inc and Puget Sound Energy, Inc. Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to Puget Sound Energy's Annual Report on Form 10-K, filed February 21, 2025, Commission file No. 1-4393.

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
Financial statements from the Annual Report on Form 10-K of Puget Energy, Inc. and Puget Sound Energy, Inc. for the fiscal year ended December 31, 2025, filed on February 19, 2026, formatted as Inline XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements (submitted electronically herewith).

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

PUGET ENERGY, INC.		PUGET SOUND ENERGY, INC.

/s/ Mary E. Kipp		/s/ Mary E. Kipp
Mary E. Kipp		Mary E. Kipp
President and Chief Executive Officer		President and Chief Executive Officer

Date:	February 19, 2026	Date:	February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(Puget Energy and PSE unless otherwise noted)

/s/ Mary E. Kipp	President and	February 19, 2026
(Mary E. Kipp)	Chief Executive Officer

/s/ Jamie Martin	Senior Vice President and	February 19, 2026
(Jamie Martin)	Chief Financial Officer

/s/ Stacy Smith	Controller and Principal Accounting Officer	February 19, 2026
(Stacy Smith)

/s/ Jerry Divoky	Director	February 19, 2026
(Jerry Divoky)

/s/ Adam Friedrichsen	Director	February 19, 2026
(Adam Friedrichsen)

/s/ Christine Gregoire	Director	February 19, 2026
(Christine Gregoire)

/s/ Julia Hamm	Director	February 19, 2026
(Julia Hamm)

/s/ Grant Hodgkins	Director	February 19, 2026
(Grant Hodgkins)

/s/ Tom King	Director	February 19, 2026
(Tom King)

/s/ Paul McMillan	Director	February 19, 2026
(Paul McMillan)

/s/ Chris Parker	Director	February 19, 2026
(Chris Parker)

/s/ Diana Birkett Rakow	Director of PSE Only	February 19, 2026
(Diana Birkett Rakow)

/s/ Aaron Rubin	Director	February 19, 2026
(Aaron Rubin)

/s/ Bertrand Valdman	Director	February 19, 2026
(Bertrand Valdman)

/s/ Steven Zucchet	Director	February 19, 2026
(Steven Zucchet)