Form 10-Q
period 2026-03-31
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2026-05-14
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

DEFINITIONS

ASU	Accounting Standards Update
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
CCA	Climate Commitment Act
CETA	Clean Energy Transformation Act
CWIP	Construction Work in Progress
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse gases
GRC	General Rate Case
IOU	Investor-Owned Utility
ISDA	International Swaps and Derivatives Association
ITC	Investment tax credits
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
MYRP	Multi-year Rate Plan
NAESB	North American Energy Standards Board
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PPA	Power Purchase Agreement
PSE	Puget Sound Energy, Inc.
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
Puget LNG	Puget LNG, LLC
SERP	Supplemental Executive Retirement Plan
Washington Commission	Washington Utilities and Transportation Commission
WDOE	Washington Department of Ecology
WSPP	WSPP, Inc.

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

●	Variable hydrological and wind conditions, which can impact PSE's ability to generate electricity from hydroelectric facilities and wind facilities, respectively;
●	The ability to renew contracts for electric and natural gas supply and the price and terms of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE;
●	General economic conditions in the Pacific Northwest, such as inflation, which may impact customer consumption or affect PSE's accounts receivable;
●	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
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

Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  For further information, see Part I, Item 1A, “Risk Factors” in the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2025.

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating revenue:
Electric	$1,260,579	$1,026,948
Natural gas	579,150	564,927
Other	8,528	10,128
Total operating revenue	1,848,257	1,602,003
Operating expenses:
Energy costs:
Purchased electricity	555,515	381,528
Electric generation fuel	24,640	91,624
Residential exchange	(22,713)	(27,234)
Purchased natural gas	231,987	246,515
Utility operations and maintenance	274,821	232,385
Non-utility expense and other	12,753	15,327
Depreciation & amortization	212,363	210,376
Conservation amortization	57,145	47,880
Taxes other than income taxes	165,512	142,721
Total operating expenses	1,512,023	1,341,122
Operating income (loss)	336,234	260,881
Other income (expense):
Other income	29,850	33,264
Other expense	(1,074)	(3,516)
Interest charges:
AFUDC	6,818	10,087
Interest expense	(123,267)	(112,662)
Income (loss) before income taxes	248,561	188,054
Income tax (benefit) expense	25,729	20,498
Net income (loss)	$222,832	$167,556

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$222,832	$167,556
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(148) and $(269), respectively	(550)	(1,014)
Other comprehensive income (loss)	(550)	(1,014)
Comprehensive income (loss)	$222,282	$166,542

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2026	December 31, 2025
Utility plant (at original cost, including construction work in progress of $1,231,934 and $1,082,208 respectively):
Electric plant	$13,734,516	$13,745,675
Natural gas plant	5,482,399	5,428,156
Common plant	1,267,848	1,247,883
Less: Accumulated depreciation and amortization	(5,434,528)	(5,555,794)
Net utility plant	15,050,235	14,865,920
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	288,546	289,861
Total other property and investments	1,945,059	1,946,374
Current assets:
Cash and cash equivalents	521,709	40,484
Restricted cash	152,848	118,369
Accounts receivable, net of allowance for doubtful accounts of $28,870 and $26,452, respectively	588,555	511,163
Unbilled revenue	341,516	332,087
Materials and supplies, at average cost	250,809	232,947
Fuel and natural gas inventory, at average cost	63,248	83,535
Unrealized gain on derivative instruments	47,526	37,448
GHG emission allowances	—	22,788
Prepaid expense and other	93,272	132,669
Power contract acquisition adjustment gain	3,421	3,565
Total current assets	2,062,904	1,515,055
Other long-term and regulatory assets:
Power cost adjustment mechanism	125,881	143,687
Regulatory assets related to power contracts	3,464	3,705
Other regulatory assets	1,529,151	1,564,693
Unrealized gain on derivative instruments	5,783	11,261
Power contract acquisition adjustment gain	22,131	22,878
Operating lease right-of-use asset	441,277	460,990
Other	372,826	372,230
Total other long-term and regulatory assets	2,500,513	2,579,444
Total assets	$21,558,711	$20,906,793

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2026	December 31, 2025
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,816,332	3,816,332
Retained earnings	2,017,075	1,815,186
Accumulated other comprehensive income (loss), net of tax	75,279	75,829
Total common shareholder’s equity	5,908,686	5,707,347
Long-term debt:
First mortgage bonds and senior notes	6,345,000	6,345,000
Pollution control bonds	161,860	161,860
Long-term debt	3,100,000	2,200,000
Debt discount issuance costs and other	(187,515)	(181,828)
Total long-term debt	9,419,345	8,525,032
Total capitalization	15,328,031	14,232,379
Current liabilities:
Accounts payable	519,971	642,044
Short-term debt	140,000	487,500
Accrued expenses:
Taxes	193,981	125,719
Salaries and wages	50,049	84,248
Interest	93,267	80,969
Unrealized loss on derivative instruments	326,720	359,890
Power contract acquisition adjustment loss	961	963
Operating lease liabilities	105,512	104,240
Compliance obligation	—	22,788
Other	93,484	84,341
Total current liabilities	1,523,945	1,992,702
Other long-term and regulatory liabilities:
Deferred income taxes	946,764	941,823
Unamortized investment tax credits	183,453	186,250
Unrealized loss on derivative instruments	254,783	213,531
Purchased gas adjustment liability	55,870	65,931
Regulatory liabilities	1,075,036	1,087,668
Regulatory liability for deferred income taxes	686,796	698,727
Regulatory liabilities related to power contracts	25,552	26,443
Power contract acquisition adjustment loss	2,503	2,742
Operating lease liabilities	343,204	365,359
Finance lease liabilities	166,059	167,426
Compliance obligation	140,105	96,490
Other deferred credits	826,610	829,322
Total long-term and regulatory liabilities	4,706,735	4,681,712
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$21,558,711	$20,906,793

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2024	200	$—	$3,816,332	$1,508,705	$43,168	$5,368,205
Net income (loss)	—	—	—	167,556	—	167,556
Common stock dividend paid	—	—	—	(19,979)	—	(19,979)
Other comprehensive income (loss)	—	—	—	—	(1,014)	(1,014)
Balance at March 31, 2025	200	$—	$3,816,332	$1,656,282	$42,154	$5,514,768
Balance at December 31, 2025	200	$—	$3,816,332	$1,815,186	$75,829	$5,707,347
Net income (loss)	—	—	—	222,832	—	222,832
Common stock dividend paid	—	—	—	(20,943)	—	(20,943)
Other comprehensive income (loss)	—	—	—	—	(550)	(550)
Balance at March 31, 2026	200	$—	$3,816,332	$2,017,075	$75,279	$5,908,686

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net Income (loss)	$222,832	$167,556
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	212,363	210,376
Conservation amortization	57,145	47,880
Deferred income taxes and tax credits, net	(7,211)	(9,183)
AFUDC - equity	(11,269)	(17,379)
Other non-cash	34,197	25,339
Regulatory assets and liabilities	59,066	31,154
Purchased gas adjustment	(10,061)	22,871
GHG emission allowances	(16,797)	—
Other long-term assets and liabilities	(13,032)	(5,055)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(86,821)	(55,338)
Materials and supplies	(26,374)	(21,367)
Fuel and natural gas inventory	14,959	22,637
Prepayments and other	25,640	14,874
Accounts payable	(107,415)	(90,699)
Taxes payable	68,262	39,674
Other	(17,232)	13,682
Net cash provided by (used in) operating activities	398,252	397,022
Investing activities:
Construction expenditures - excluding equity AFUDC	(412,214)	(353,582)
Other	75	2,432
Net cash provided by (used in) investing activities	(412,139)	(351,150)
Financing activities:
Change in short-term debt, net	(347,500)	(188,500)
Dividends paid	(20,943)	(19,979)
Proceeds from long-term debt and bonds issued	891,000	596,100
Other	7,034	2,963
Net cash provided by (used in) financing activities	529,591	390,584
Net increase (decrease) in cash, cash equivalents, and restricted cash	515,704	436,456
Cash, cash equivalents, and restricted cash at beginning of period	158,853	140,701
Cash, cash equivalents, and restricted cash at end of period	$674,557	$577,157
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$100,325	$65,276
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$97,872	$97,494

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating revenue:
Electric	$1,260,579	$1,026,948
Natural gas	579,821	565,973
Other	118	99
Total operating revenue	1,840,518	1,593,020
Operating expenses:
Energy costs:
Purchased electricity	555,515	381,528
Electric generation fuel	24,640	91,624
Residential exchange	(22,713)	(27,234)
Purchased natural gas	231,987	246,515
Utility operations and maintenance	274,821	232,385
Non-utility expense and other	5,626	8,775
Depreciation & amortization	210,688	208,693
Conservation amortization	57,145	47,880
Taxes other than income taxes	162,277	141,500
Total operating expenses	1,499,986	1,331,666
Operating income (loss)	340,532	261,354
Other income (expense):
Other income	28,901	30,824
Other expense	(1,076)	(3,516)
Interest charges:
AFUDC	6,818	10,087
Interest expense	(90,884)	(84,920)
Income (loss) before income taxes	284,291	213,829
Income tax (benefit) expense	37,853	27,815
Net income (loss)	$246,438	$186,014

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$246,438	$186,014
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(18) and $(18), respectively.	(71)	(65)
Amortization of treasury interest rate swaps to earnings, net of tax of $26 and $26, respectively.	97	97
Other comprehensive income (loss)	26	32
Comprehensive income (loss)	$246,464	$186,046

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31, 2026	December 31, 2025
Utility plant (at original cost, including construction work in progress of $1,231,934 and $1,082,208, respectively):
Electric plant	$15,091,344	$15,432,322
Natural gas plant	6,027,317	5,973,824
Common plant	1,287,672	1,267,813
Less: Accumulated depreciation and amortization	(7,356,098)	(7,808,039)
Net utility plant	15,050,235	14,865,920
Other property and investments:
Other property and investments	59,853	59,550
Total other property and investments	59,853	59,550
Current assets:
Cash and cash equivalents	26,286	38,767
Restricted cash	152,848	118,369
Accounts receivable, net of allowance for doubtful accounts of $28,870 and $26,452, respectively	583,028	511,297
Unbilled revenue	341,516	332,087
Materials and supplies, at average cost	250,809	232,947
Fuel and natural gas inventory, at average cost	61,798	81,488
Unrealized gain on derivative instruments	47,526	37,448
GHG emission allowances	—	22,788
Prepaid expense and other	93,093	132,644
Total current assets	1,556,904	1,507,835
Other long-term and regulatory assets:
Power cost adjustment mechanism	125,881	143,687
Other regulatory assets	1,529,151	1,564,693
Unrealized gain on derivative instruments	5,783	11,261
Operating lease right-of-use asset	441,277	460,990
Other	372,243	371,515
Total other long-term and regulatory assets	2,474,335	2,552,146
Total assets	$19,141,327	$18,985,451

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	March 31, 2026	December 31, 2025
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	4,191,905	4,191,905
Retained earnings	2,167,444	2,006,286
Accumulated other comprehensive income (loss), net of tax	6,527	6,501
Total common shareholder’s equity	6,366,735	6,205,551
Long-term debt:
First mortgage bonds and senior notes	6,345,000	6,345,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(48,483)	(49,176)
Total long-term debt	6,458,377	6,457,684
Total capitalization	12,825,112	12,663,235
Current liabilities:
Accounts payable	519,970	642,047
Short-term debt	140,000	60,000
Accrued expenses:
Taxes	195,755	126,240
Salaries and wages	50,049	84,248
Interest	78,827	63,302
Unrealized loss on derivative instruments	326,720	359,890
Operating lease liabilities	105,512	104,240
Compliance obligation	—	22,788
Other	93,484	84,341
Total current liabilities	1,510,317	1,547,096
Other long-term and regulatory liabilities:
Deferred income taxes	1,079,031	1,069,426
Unamortized investment tax credits	183,453	186,250
Unrealized loss on derivative instruments	254,783	213,531
Purchased gas adjustment liability	55,870	65,931
Regulatory liabilities	1,073,846	1,086,478
Regulatory liabilities for deferred income tax	687,291	699,225
Operating lease liabilities	343,204	365,359
Finance lease liabilities	166,059	167,426
Compliance obligation	140,105	96,490
Other deferred credits	822,256	825,004
Total long-term and regulatory liabilities	4,805,898	4,775,120
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$19,141,327	$18,985,451

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2024	85,903,791	$859	$3,927,905	$1,665,370	$(30,247)	$5,563,887
Net income (loss)	—	—	—	186,014	—	186,014
Common stock dividend paid	—	—	—	(24,793)	—	(24,793)
Other comprehensive income (loss)	—	—	—	—	32	32
Balance at March 31, 2025	85,903,791	$859	$3,927,905	$1,826,591	$(30,215)	$5,725,140
Balance at December 31, 2025	85,903,791	$859	$4,191,905	$2,006,286	$6,501	$6,205,551
Net income (loss)	—	—	—	246,438	—	246,438
Common stock dividend paid	—	—	—	(85,280)	—	(85,280)
Other comprehensive income (loss)	—	—	—	—	26	26
Balance at March 31, 2026	85,903,791	$859	$4,191,905	$2,167,444	$6,527	$6,366,735

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net Income (loss)	$246,438	$186,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	210,688	208,693
Conservation amortization	57,145	47,880
Deferred income taxes and tax credits, net	(2,704)	(7,560)
AFUDC - equity	(11,269)	(17,379)
Other non-cash	31,559	22,683
Regulatory assets and liabilities	59,066	31,154
Purchased gas adjustment	(10,061)	22,871
GHG emission allowances	(16,797)	—
Other long-term assets and liabilities	(12,416)	(4,060)
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	(81,160)	(55,173)
Materials and supplies	(26,374)	(21,367)
Fuel and natural gas inventory	14,362	22,157
Prepayments and other	25,794	14,951
Accounts payable	(107,419)	(91,753)
Taxes payable	69,515	45,368
Other	(14,004)	3,217
Net cash provided by (used in) operating activities	432,363	407,696
Investing activities:
Construction expenditures - excluding equity AFUDC	(412,198)	(353,435)
Other	75	2,432
Net cash provided by (used in) investing activities	(412,123)	(351,003)
Financing activities:
Change in short-term debt, net	80,000	—
Dividends paid	(85,280)	(24,793)
Other	7,038	4,678
Net cash provided by (used in) financing activities	1,758	(20,115)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,998	36,578
Cash, cash equivalents, and restricted cash at beginning of period	157,136	138,970
Cash, cash equivalents, and restricted cash at end of period	$179,134	$175,548
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$67,349	$50,656
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$97,872	$97,494

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
The following table presents the activity in the allowance for credit losses for accounts receivable for the three months ended March 31, 2026 and 2025:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025
Allowance for credit losses:
Beginning balance	$26,452	$40,436
Provision for credit loss expense[1]	10,905	13,673
Receivables charged-off	(8,487)	(10,810)
Total ending allowance balance	$28,870	$43,299
_____________
1 $4.7 million and $9.3 million of provision related to balances of deferred costs specific to COVID-19 as of March 31, 2026 and 2025, respectively.

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
Based on an order by the Washington Commission, approximately 43.0% of common capital and operating costs are allocated to PSE, the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility is allocated to Puget LNG, the unregulated portion of the Tacoma LNG facility. Per this allocation of costs, $228.2 million and $228.9 million of net non-utility plant related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of March 31, 2026 and December 31, 2025, respectively. Additionally, $6.4 million and $7.1 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the three months ended March 31, 2026, and March 31, 2025, respectively. Further, $222.5 million and $223.2 million of natural gas plant related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of March 31, 2026 and December 31, 2025, respectively, as PSE is a regulated entity.

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
The carrying amount of any assets and liabilities related to these VIEs in the Company’s balance sheets represent amounts due from the PPAs. The Company can recover these costs through the PCA mechanism. The Company has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts. The aggregate contracted capacity from these VIE projects were 813.8 MW and 723.8 MW at March 31, 2026 and 2025, respectively. Purchased energy of $25.8 million and $25.0 million was recognized in purchased electricity on the Company's consolidated statements of income for the three months ended March 31, 2026 and 2025, respectively. Additionally, $9.8 million and $14.5 million was included in accounts payable on the Company's balance sheets as of March 31, 2026 and December 31, 2025, respectively.
For further information on the Company's accounting policies, see Part II, Item 8, Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Interim Reporting
In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements)". ASU 2025-11 is intended to clarify what disclosures should be provided and clarify when the guidance is applicable. The amendments of ASU 2025-11 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. As of March 31, 2026, the Company's disclosures are consistent with the amendment.

Measurement of Credit Losses Disclosures
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets". ASU 2025-05 provides a practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments of ASU 2025-05 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. As of March 31, 2026, the Company's disclosures are consistent with the amendment.

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

Derivatives and Hedging and Revenue with Contracts with Customers
In September 2025, the FASB issued ASU No. 2025-07, "Derivatives and Hedging (Topic 815) and Revenue from Contract with Customers (Topic 606)". ASU 2025-07 addresses stakeholders concerns about i) the application of derivative accounting to contracts with features based on activities or operations of a party to the contract and ii) the diversity of accounting for share -based non-cash consideration. The amendments of ASU 2025-07 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company has evaluated the impact of adopting ASU 2025-07 and has concluded that this will not have a substantial impact on the Company's consolidated financial statements or related disclosures.

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

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months ended March 31, 2026 and March 31, 2025:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31, 2026
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$707,357	$373,797	$—	$1,081,154
Commercial	426,942	159,957	—	586,899
Industrial	46,046	10,280	—	56,326
Other	6,917	—	—	6,917
Wholesale	19,310	—	—	19,310
Transmission and transportation	14,564	11,973	—	26,537
Miscellaneous[1]	74,158	44,192	118	118,468
Total revenue from contracts with customers	$1,295,294	$600,199	$118	$1,895,611
Total other revenue[2]	(34,715)	(20,378)	—	(55,093)
Total PSE operating revenue	$1,260,579	$579,821	$118	$1,840,518
Puget LNG operating revenue	—	—	8,410	8,410
Intercompany eliminations	—	(671)	—	(671)
Total Puget Energy operating revenue	$1,260,579	$579,150	$8,528	$1,848,257
_____________
1 Miscellaneous electric and natural gas revenue includes $71.4 million and $46.9 million, respectively, of CCA credits passed back to customers.
2 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31, 2025
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$583,762	$373,364	$—	$957,126
Commercial	341,308	159,481	—	500,789
Industrial	36,689	10,322	—	47,011
Other	6,242	—	—	6,242
Wholesale	71,993	—	—	71,993
Transmission and transportation	8,764	9,334	—	18,098
Miscellaneous[1]	5,622	40,893	99	46,614
Total revenue from contracts with customers	$1,054,380	$593,394	$99	$1,647,873
Total other revenue[2]	(27,432)	(27,421)	—	(54,853)
Total PSE operating revenue	$1,026,948	$565,973	$99	$1,593,020
Puget LNG operating revenue	—	—	10,029	10,029
Intercompany eliminations	—	(1,046)	—	(1,046)
Total Puget Energy operating revenue	$1,026,948	$564,927	$10,128	$1,602,003
_____________
1 Miscellaneous natural gas revenue includes $37.9 million of CCA credits passed back to customers.
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
The Company expects to recognize revenue over the following time periods:

Puget Energy
(Dollars in Thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Remaining performance obligations	$14,591	$19,454	$19,454	$19,454	$19,454	$63,227	$155,634

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
The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	At March 31, 2026			At December 31, 2025
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives[3]	*	$46,733	$506,832	*	$41,974	$493,334
Natural gas derivatives (MMBtus)[3]	261	6,576	74,671	289	6,735	80,087
Total derivative contracts		$53,309	$581,503		$48,709	$573,421
Current		$47,526	$326,720		$37,448	$359,890
Long-term		5,783	254,783		11,261	213,531
Total derivative contracts		$53,309	$581,503		$48,709	$573,421
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
* Electric portfolio derivatives consist of electric generation fuel of 243.3 million MMBtu and purchased electricity of 28.4 million MWhs at March 31, 2026, and 252.9 million MMBtus and 33.8 million MWhs at December 31, 2025.

It is the Company's policy to record all derivative transactions on a gross basis at the contract level without offsetting assets or liabilities. The Company generally enters into transactions using the following master agreements: WSPP agreements, which standardize physical power contracts; ISDA agreements, which standardize financial natural gas and electric contracts; and NAESB agreements, which standardize physical natural gas contracts. The Company believes that such agreements reduce credit risk exposure because such agreements provide for the netting and offsetting of monthly payments as well as the right of set-off in the event of counterparty default. The set-off provision can be used as a final settlement of accounts which extinguishes the mutual debts owed between the parties in exchange for a new net amount. For further details regarding the fair value of derivative instruments, see Note 5, "Fair Value Measurements," in the Combined Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
The electric and natural gas derivative contracts above will be included in power costs during the period they are delivered and will be included in the applicable recovery mechanism.

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At March 31, 2026
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$53,309	$—	$53,309	$(47,471)	$—	$5,838
Liabilities:
Energy derivative contracts	$581,503	$—	$581,503	$(47,471)	$(49,007)	$485,025

Puget Energy and Puget Sound Energy	At December 31, 2025
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$48,709	$—	$48,709	$(44,271)	$—	$4,438
Liabilities:
Energy derivative contracts	$573,421	$—	$573,421	$(44,271)	$(54,521)	$474,629
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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of March 31, 2026, approximately 99.3% of the Company's energy portfolio exposure, is with counterparties that are rated investment grade by rating agencies and 0.7% is either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of March 31, 2026, PSE had cash posted as collateral of $64.5 million related to contracts executed on the ICE platform. As a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions, PSE maintains a standby letter of credit agreement with TD Bank. As of March 31, 2026, PSE had no cash posted with ICE NGX, and $8.0 million was issued under the standby letter of credit agreement in support of natural gas and carbon allowance purchases. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the three months ended March 31, 2026.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31, 2026			At December 31, 2025
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$269,769	$—	$269,769	$253,105	$—	$253,105
Requested credit for adequate assurance	17,811	—	—	21,927	—	—
Forward value of contract[3]	49,068	64,498	N/A	54,521	77,969	N/A
Total	$336,648	$64,498	$269,769	$329,553	$77,969	$253,105
_______________
1 Represents the derivative fair value of contracts with contingent features for counterparties in net derivative liability positions. Excludes accounts payable and accounts receivable.
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. Investments in life insurance contracts of $44.9 million and $44.8 million at March 31, 2026 and December 31, 2025, respectively, are included in "Other property and investments" on the balance sheet. These investments are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At March 31, 2026		At December 31, 2025
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$9,419,345	$9,101,774	$8,525,032	$8,199,785

Puget Sound Energy		At March 31, 2026		At December 31, 2025
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$6,458,377	$6,005,816	$6,457,684	$6,054,647
_______________
1 The carrying value includes debt issuances costs of $22.7 million and $23.2 million for March 31, 2026 and December 31, 2025, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $21.8 million and $22.2 million for March 31, 2026 and December 31, 2025, respectively, which are not included in fair value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At March 31, 2026			Fair Value At December 31, 2025
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$42,571	$4,162	$46,733	$38,930	$3,044	$41,974
Natural gas derivative instruments	3,032	3,544	6,576	2,262	4,473	6,735
Total assets	$45,603	$7,706	$53,309	$41,192	$7,517	$48,709
Liabilities:
Electric derivative instruments	$275,371	$231,461	$506,832	$281,007	$212,327	$493,334
Natural gas derivative instruments	73,574	1,097	74,671	78,945	1,142	80,087
Compliance obligations	140,105	—	140,105	96,490	—	96,490
Total liabilities	$489,050	$232,558	$721,608	$456,442	$213,469	$669,911

The following tables present the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2026			2025
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(209,283)	$3,330	$(205,953)	$(175,110)	$1,391	$(173,719)
Changes during period:
Realized and unrealized energy derivatives:
Included in regulatory assets / liabilities	(53,704)	615	(53,089)	(58,485)	617	(57,868)
Settlements	35,688	(1,498)	34,190	29,877	(423)	29,454
Transferred into Level 3	—	—	—	—	—	—
Transferred out of Level 3	—	—	—	—	—	—
Balance at end of period	$(227,299)	$2,447	$(224,852)	$(203,718)	$1,585	$(202,133)

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of March 31, 2026:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$4,162	$231,461	Discounted cash flow	Power prices (per MWh)	$10.59	$113.26	$52.26
Natural gas	$3,544	$1,097	Discounted cash flow	Natural gas prices (per MMBtu)	$1.92	$4.61	$2.44
_______________
1 The valuation techniques and unobservable inputs are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2025:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$3,044	$212,327	Discounted cash flow	Power prices (per MWh)	$18.40	$126.87	$57.64
Natural gas	$4,473	$1,142	Discounted cash flow	Natural gas prices (per MMBtu)	$1.53	$4.46	$2.30
_______________
1 The valuation techniques and unobservable inputs are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of March 31, 2026 and December 31, 2025, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $41.5 million and $48.1 million, respectively.

(6) Retirement Benefits

The following tables summarize the Company’s net periodic benefit cost for the three months ended March 31, 2026 and 2025:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$4,419	$4,206	$—	$—	$44	$51
Interest cost	8,023	8,054	280	306	102	108
Expected return on plan assets	(14,314)	(14,061)	—	—	(73)	(73)
Amortization of prior service cost	—	—	—	—	9	9
Amortization of net loss (gain)	(608)	(1,196)	(42)	(50)	(59)	(46)
Net periodic benefit cost	$(2,480)	$(2,997)	$238	$256	$23	$49

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$4,419	$4,206	$—	$—	$44	$51
Interest cost	8,024	8,054	279	306	102	108
Expected return on plan assets	(14,314)	(14,061)	—	—	(73)	(73)
Amortization of prior service cost	—	—	—	—	9	9
Amortization of net loss (gain)	—	—	(37)	(45)	(60)	(47)
Net periodic benefit cost	$(1,871)	$(1,801)	$242	$261	$22	$48

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2026, are expected to be at least $18.0 million, $3.4 million and $0.2 million, respectively. The Company contributed $1.2 million and $2.3 million to fund the SERP during each of the three months ended March 31, 2026 and March 31, 2025, respectively. In addition, the Company contributed an immaterial amount to fund the other post-retirement plans.
For further information, see Part II, Item 8, Note 12, "Retirement Benefits" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

(7) Regulation and Rates

General Rate Case
On February 27, 2026, PSE filed a GRC with the Washington Commission in Docket No. UE-260005 and Docket No. UG-260006. The filing included a three-year MYRP requesting an overall increase in electric and natural gas rates of 15.2% and 14.2% respectively in rate year one (expected to approximate calendar year 2027), 3.7% and 3.2%, respectively in rate year two (expected to approximate calendar year 2028) and 8.7% and 3.6% in rate year three (expected to approximate calendar year 2029). PSE requested a return on equity of 10.8% for all three rate years beginning in 2027 and requested an overall rate of return of 8.1% in rate year one and 8.2% in both rate years two and three.
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

Liquefied Natural Gas Rate Adjustment
On April 24, 2024, the Washington Commission issued Final Order 07 in Docket No. UG-230393, which determined that PSE acted prudently in developing and constructing the Tacoma LNG Facility and included two primary outcomes. First, the Washington Commission did not authorize recovery of the portion of the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded between February 1, 2022, the date the facility was placed into service, and January 11, 2023, the date PSE’s 2022 GRC rates went into effect. Second, the Washington Commission directed PSE to increase the allocation of distribution pipeline investment to Puget LNG. On May 24, 2024, Public Counsel and the Puyallup Tribe of Indians each filed a petition for judicial review of the Washington Commission’s Final Order 07. The petitions were filed in Thurston County Superior Court and were consolidated. The parties agreed to seek direct review of the case by the Washington State Court of Appeals. The case was transferred to Division III of the Court of Appeals in March 2025. Petitioners, Public Counsel and the Puyallup Tribe of Indians filed opening briefs on July 11, 2025. Respondents, PSE and the Washington Commission filed briefs on September 10, 2025. Petitioners’ reply briefs were filed on October 10, 2025. A hearing date has not yet been set.

Colstrip Adjustment Rider
On September 30, 2024, PSE filed proposed revisions to rates under the Colstrip Adjustment Rider Schedule 141COL with the Washington Commission, seeking to recover actual and forecasted costs for Colstrip Units 3 and 4 for calendar year 2025. The proposed revisions would increase PSE's annual revenues by $4.1 million, or 0.1%. On December 19, 2024, the Washington Commission issued Order 01, requiring PSE to file revised tariff pages, with rates effective January 1, 2025, subject to refund pending final determination. The Washington Commission set the matter for adjudication, with a hearing held on September 3, 2025. On December 19, 2025, the Washington Commission concluded that an adjustment to the provisionally approved rate was necessary, decreasing annual revenues by $6.9 million or 0.2% effective January 1, 2026.
On September 30, 2025, PSE filed proposed revisions to rates under the Colstrip Adjustment Rider Schedule 141COL with the Washington Commission in Docket No. 250733 for Colstrip Units 3 and 4 for calendar year 2026. The proposed revisions would decrease PSE's annual revenues by $82.5 million, or 2.3%, including the $6.9 million mentioned above, due to an expected decrease from the removal of Colstrip plant and reduction of operating costs. The revised tariff filed went into effect on January 1, 2026 by operation of law.

Climate Commitment Act Deferral
Electric
On May 2, 2025, PSE filed a revision to its electric tariff in Docket No. UE-250321, which proposed the establishment of Schedule 111 for electric to allow PSE to recover the costs associated with its electric compliance obligation. PSE's proposal covered the recovery of its electric compliance costs incurred from January 2023 through December 2025 with a recovery period set for the period of August 1, 2025 through December 2026. On July 24, 2025, the Washington Commission approved the recovery of PSE's estimated 2023 and 2024 compliance costs and a pro-rata portion of the 2025 estimated compliance costs in Schedule 111 for electric. In Docket UE-250901, the Washington Commission approved the recovery of the remaining forecasted 2025 allowance obligation and a true-up to known compliance costs for 2023 and 2024, effective January 1, 2026.
Order 01 within Docket No. UE-250321 also required PSE to file a proposal for recovery of 2026 CCA costs, which was made in that same docket on October 1, 2025. On December 24, 2025, the Washington Commission issued Order 01 in Docket No. UE-250747, which approved the total cost of electric CCA compliance will be recovered through PSE's power cost mechanism. Additionally, to the extent PSE uses no cost allowances granted by the WDOE for compliance, the benefit of this will be passed back to customers through the electric Schedule 111 as approved in Docket No. UE-250901. When combined with the adjustment to Schedule 111, noted above, for the recovery of compliance costs, the annual net rate decrease beginning January 1, 2026, is $259.0 million or 7.2%.
As of March 31, 2026, PSE recorded a regulatory asset of $52.5 million, which represents the expense incurred for the purchase of allowances for the GHG emissions associated with the Company's electric business activities for 2023 through 2025, net of amounts to date collected in customer electric rates for CCA obligation costs. Further, PSE recorded a regulatory asset of $61.2 million, which represents the value of no cost allowances passed back to customers that exceeded PSE's actual usage of no cost allowances in 2026.

Natural Gas
The ongoing recovery of allowance costs and pass back of proceeds from the sale of consigned no-cost allowances associated with PSE's natural gas business activities is consistent with the approved accounting petitions in Docket Nos. UG-220975 and UG-230471. As of March 31, 2026, PSE recorded a regulatory liability of $15.1 million, which represents the amounts to date over-collected in customer natural gas rates for CCA obligation costs, net of the expense incurred for the purchase of allowances for GHG emissions associated with the Company's natural gas business activities. Additionally, PSE will continue to consign for auction at least the minimum amount of no-cost emission allowances allocated for natural gas business activities in compliance with the CCA, the proceeds of which will continue to be used for the benefit of natural gas customers, as determined by the Washington Commission. PSE does not record a regulatory liability to defer the proceeds until consigned allowances are sold at auction. As of March 31, 2026, PSE recorded a regulatory liability of $49.0 million, which represents the proceeds received from the sale of consigned allowances sold at auction net of proceeds from the sale of consigned natural gas GHG emission allowances passed back through customer rates or used on approved decarbonization projects.

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
The following graduated scale used in the PCA mechanism resulted in the following Company and customer shares:

Puget Energy and
Puget Sound Energy	At March 31, 2026
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual Power Cost Variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$(7,637)	—%	—%	$—	$(7,637)
(Over) and under collected between $17 - $40 million	35	50	—	65	50	—	—
(Over) or under collected beyond $40 million	10	10	—	90	90	—	—
Interest			—			53	53
Total (over) / under recovery			$(7,637)			$53	$(7,584)

Puget Energy and
Puget Sound Energy	At March 31, 2025
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual Power Cost Variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$17,000	—%	—%	$—	$17,000
(Over) and under collected between $17 - $40 million	35	50	11,500	65	50	11,500	23,000
(Over) or under collected beyond $40 million	10	10	3,118	90	90	28,063	31,181
Interest			—			247	247
Total (over) / under recovery			$31,618			$39,810	$71,428

On April 30, 2026, PSE filed the 2025 PCA compliance report in Docket No. UE-260337. The actual 2025 PCA imbalance including interest was $155.6 million. In the 2024 PCA Compliance Docket No. UE-250318, PSE was allowed to collect on an estimated 2025 imbalance of $97.7 million, which was set in rates from October 1, 2025, to December 31, 2026. PSE has collected $42.0 million and forecasts to collect an additional $56.1 million from April 2026 through December 31, 2026. Accordingly, PSE requested to recover the revised remaining 2025 imbalance of $59.5 million over 12 months starting on January 1, 2027.
PSE filed a tariff requesting an update to the PCA mechanism in 2026 within Docket No. UE-250747, which was filed concurrently with the proposed tariff revision for Schedule 111, in Docket No. UE-250901, discussed above. The former revision requested an increase of $748.4 million or 20.8% and incorporated updated market prices for natural gas and CCA emissions allowances, along with corrected forced outage rates for PSE's natural gas-fired generators. The Washington Commission approved PSE's tariff revisions filed, effective January 1, 2026, subject to condition that these tariff revisions will be subject to review and revision in PSE's next GRC and will not be effective until the conclusion of that case or February 28, 2027, whichever occurs first.
On July 8, 2025, PSE filed a tariff revision in Docket No. UE-250537 requesting that the Washington Commission eliminate the deadband and sharing bands in the PCA mechanism. On February 23, 2026, the Washington Commission dismissed PSE's filing and determined that PSE's request would contradict the power cost review process of the two-year rate plan approved in 2025. On February 27, 2026, PSE integrated its request into its GRC filing in Docket No. UE-260005 for the three-year rate plan beginning in 2027.
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

The following table presents the PGA mechanism balances and activity at March 31, 2026 and December 31, 2025:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31,	At December 31,
	2026	2025
PGA (liability)/receivable beginning balance	$(65,931)	$(58,657)
Actual natural gas costs	151,480	397,465
Allowed PGA recovery	(140,588)	(399,347)
Interest	(831)	(5,392)
PGA (liability)/receivable ending balance	$(55,870)	$(65,931)

For further information, such as prior rate filings and accounting petitions, see Part II, Item 8, Note 4, "Regulation and Rates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
The WDOE has provided an initial allocation of no-cost allowances to electric utilities, including PSE, for operations through 2026. However, qualifying electric utilities have been allowed to submit revised emissions forecasts approved by the Washington Commission to WDOE. PSE has filed revised forecasts for emissions associated with its 2023, 2025 and 2026 operations, all of which were approved by the Washington Commission. The WDOE approved the revised 2023 forecast and made modest adjustments to the 2026 revised forecast. PSE understands that WDOE will consider changes or adjustments to the 2025 forecast in October 2026, after WDOE has received verified actual emissions for electric operations for calendar year 2025 actual emissions. To the extent WDOE were to determine that an adjustment to the allocation of no-cost allowances for PSE electric operations for calendar year 2025 were appropriate or necessary, PSE understands that such adjustment would occur in the form of an increase or decrease to the allocation of no-cost allowances for PSE electric operations for calendar year 2027.
Given the potential for future rulemakings and the WDOE's ability to adjust no-cost allowances for electric operations during the compliance period or make changes to rules governing the program, there is estimation uncertainty surrounding the Company's ability to estimate its compliance obligation for electric operations both on an annual basis and a four-year compliance period, prior to a final WDOE determination. The WDOE has indicated there will be future rulemakings impacting the compliance obligation, including the true-up mechanism, which could impact periods within the first compliance period; thus, PSE has recorded its compliance obligation based on its best estimate and is unable to determine a range of possible outcomes at this time.
As uncertainties are resolved in future periods, the Company does not anticipate material impacts to its reported earnings due to the cost-recovery mechanisms that exist. For further information, see Part II, Item 8, Note 4, "Regulation and Rates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, during the three months ended March 31, 2026, the Company entered into new Electric Portfolio contracts with estimated payment obligations totaling $94.2 million through 2027. On May 7, 2026, the Company entered into a PPA, which increases the Company's total estimated payment obligation by approximately $165.9 million through 2028.
On July 22, 2025, the Company executed two agreements with the same counterparty that would provide the Company with the output of a 400 MW solar PV energy project and the capacity of a 200 MW battery energy storage system, both over a 25-year term. The total estimated payment obligation during the term of the agreements is approximately $2.1 billion. The agreements contain certain provisions that would allow the counterparty to terminate the agreements before August 31, 2026 for a nominal fee.
For further information regarding the Company's commitments and contingencies, see Part II, Item 8, Note 15, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

(9)  Leases

PSE has operating leases for buildings, real estate for operating facilities and the Puget LNG facility, land, and vehicles. Finance leases primarily represent buildings and equipment. PSE also has certain power purchase agreements that qualify as leases. The leases have remaining lease terms of less than a year to 43 years. PSE's ROU assets and lease liabilities include options to extend leases when it is reasonably certain that PSE will exercise that option.
Supplemental balance sheet information related to leases was as follows:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At March 31,		At December 31,
Operating Leases	2026		2025
Operating lease right-of-use assets - other	$244,704		$244,055
Operating lease right-of-use assets - purchased power	196,573		216,935
Total operating lease right-of-use assets	$441,277		$460,990

Operating lease liabilities - other, current	$22,029		$21,830
Operating lease liabilities - purchased power, current	83,483		82,410
Operating lease liabilities - other, long-term	230,298		230,686
Operating lease liabilities - purchased power, long-term	112,906		134,673
Total operating lease liabilities:	$448,716		$469,599

Finance Leases
Common plant	$122,558		$124,343
Natural gas plant	164		209
Electric plant	34,369		34,924
Total finance lease assets	$157,091		$159,476

Other current liabilities	$5,654		$5,586
Finance lease liabilities	166,059	—	167,426
Total finance lease liabilities	$171,713		$173,012

(10) Other

Long-Term Debt
On March 27, 2026, Puget Energy issued $450.0 million aggregate principal amount of 7.000% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2056, Series A (the “Series A Notes”) and $450.0 million aggregate principal amount of 7.250% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2056, Series B (the “Series B Notes” and together with the Series A Notes, the “Notes”) pursuant to a Junior Subordinated Indenture, dated as of March 27, 2026 (the “Base Indenture”), as supplemented by the First Supplemental Indenture dated as of March 27, 2026 (together with the Base Indenture, the “Junior Subordinated Indenture”). Interest on the Notes accrues from March 27, 2026 and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2026. The Notes mature on September 15, 2056. The Series A Notes bear interest (i) from and including March 27, 2026 to, but excluding, September 15, 2031 at an annual rate of 7.000% and (ii) from and including September 15, 2031, during each Series A Interest Reset Period (as defined in the Junior Subordinated Indenture) at an annual rate equal to the average of the yields on actively traded United States Treasury securities adjusted to constant maturity, for five-year maturities, for the most recent five business days as of the most recent determination date (the “Five-Year Treasury Rate”), plus 2.961%; provided, that the interest rate during any Series A Interest Reset Period will not reset below 7.000% (which equals the initial interest rate on the Series A Notes). The Series B Notes bear interest (i) from and including March 27, 2026 to, but excluding, September 15, 2036 at an annual rate of 7.250% and (ii) from and including September 15, 2036, during each Series B Interest Reset Period (as defined in the Junior Subordinated Indenture) at an annual rate equal to the Five-Year Treasury Rate as of the most recent determination date, plus 2.848%; provided, that the interest rate during any Series B Interest Reset Period will not reset below 7.250% (which equals the initial interest rate on the Series B Notes). So long as no Event of Default (as defined in the Junior Subordinated Indenture) with respect to the Notes has occurred and is continuing, Puget Energy may, at its option, defer interest payments on the Notes on one or more occasions for up to 10 consecutive years. In the event that Puget Energy were to exercise such right to defer interest on the Notes, Puget Energy would not be able to pay cash dividends during the periods in which such payments were deferred. Proceeds from the issuance of the Notes were used to pay down the outstanding balance on the Puget Energy senior secured credit facility and for general corporate purposes.
The Notes are Puget Energy’s unsecured junior subordinated obligations and rank junior in right of payment to all of Puget Energy’s Senior Indebtedness (as defined in the Junior Subordinated Indenture). The Notes rank equally in right of payment with all of Puget Energy’s existing and future junior indebtedness.

Liquidity Facilities and Other Financing Arrangements
As of March 31, 2026, no amount was drawn and outstanding under Puget Energy's credit facility.
As of March 31, 2026, there was $140.0 million outstanding under the commercial paper program at PSE and no amount was drawn under PSE's credit facility. Outside of the credit facility, PSE maintains a standby letter of credit with TD Bank allowing for standby letter of credit postings of up to $300.0 million as a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions. As of March 31, 2026, $8.0 million was issued under the standby letter of credit with TD Bank in support of natural gas purchases and carbon allowance purchases. Additionally, PSE posted cash collateral of $64.5 million to Intercontinental Exchange for purchased power trading. Additionally, PSE secured rights to $70.4 million of GHG emission allowances under the CCA, which did not clear until April 1, 2026 and thus was included in restricted cash. In support of purchase power contracts, PSE posted no cash collateral and maintained two standby letters of credit in the amounts of $60.0 million and $11.9 million. In support of a funding participant contract, PSE has a $13.4 million standby letter of credit.
For further information on the Company's long-term and short-term debt, credit facilities and other financing arrangements, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Utility Plant
Beaver Creek 2
On March 30, 2026, PSE entered into a turbine supply agreement with GE Renewables North America, LLC to purchase 21 wind turbine generators for a total of $80.1 million. The wind turbine generators are expected to be delivered in 2028.

Battle Butte Solar Project
On November 14, 2025, PSE executed a membership interest purchase agreement to acquire development rights for a utility-scale solar project located in Stillwater County, Montana. On February 20, 2026, PSE entered into a purchase agreement for photovoltaic modules with an aggregate capacity of 178 MW direct current for this project. The total commitment under the module purchase agreement is approximately $60.0 million. As of March 31, 2026, an immaterial amount was recorded in Utility plant - Electric plant, including CWIP, related to this project.

Beaver Creek Wind Project
Beaver Creek is a utility-scale wind project located in Stillwater County, Montana, with nameplate capacity of 248 MW that commenced commercial operations in August 2025. As of March 31, 2026, a $183.5 million net ITC was recorded with a corresponding accumulated deferred ITC to the "Unamortized investment tax credit" financial statement line item, which will be passed back to customers over the life of the project.
On April 15, 2026 and April 16, 2026, PSE transferred the remaining portion of its ITC from the Beaver Creek wind project for net proceeds of $51.7 million and $46.3 million, respectively. PSE does not anticipate any additional tax credit transfers in 2026.

Appaloosa Solar Project
Appaloosa Solar Project is a utility-scale solar project located in Garfield County, Washington with an expected nameplate capacity of 142 MW that is expected to commence commercial operations in 2027. On December 22, 2023, PSE executed and closed a membership interest purchase agreement with HQC Solar Holdings 1, LLC for a 100% ownership interest in Appaloosa Solar Project LLC. Total consideration is expected to be $20.3 million, of which $18.6 million was paid as of March 31, 2026 and the remaining balance is expected to be paid during the remainder of 2026. On August 30, 2024, PSE entered into an Engineering, Procurement, and Construction agreement to complete the design and construction of the project. Total consideration is expected to be approximately $266.8 million. As of March 31, 2026, $110.4 million was recorded in Utility plant - Electric plant, including CWIP, related to this project.

Colstrip
Effective January 1, 2026, PSE transferred its 25% interest in Colstrip Units 3 and 4 to NorthWestern Energy. Consistent with the 2019 GRC, PSE accelerated the depreciation of Colstrip Units 3 and 4 to December 31, 2025. Additional costs not covered through repurposed PTCs and hydro-related treasury grants as directed in the 2017 GRC are being recovered through a separate Colstrip tariff as part of the 2022 GRC. On January 1, 2026, PSE applied abandonment accounting specific to Colstrip Units 3 and 4 assets that existed as of December 31, 2025, which were not material.
Separately, PSE maintains a 50% ownership interest in the retired Colstrip Units 1 and 2, which have been shut down and out of service since December 31, 2019.
For further information on the Company's utility plant, including resource acquisition projects, see Part II, Item 8, Note 6, "Utility Plant" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

(11) Segment Information

Puget Energy operates one reportable segment, PSE, referred to as the regulated utility segment. PSE does not contain any additional reportable segments. The regulated utility operation generates, purchases and sells electricity and purchases, transports and sells natural gas. The service territory of PSE covers approximately 6,000 square miles in the state of Washington. Operations in addition to the regulated utility reportable segment, described as Other below, include the activities conducted at the holding company level and at Puget LNG, a non-regulated liquefied natural gas facility. The accounting policies of the regulated utility operating segment are the same as those described in Note 1, "Summary of Significant Accounting Policies" to the Combined Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. The chief operating decision maker for both Puget Energy and PSE is the president and chief executive officer.
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

The following tables present financial information about the regulated utility segment and reconciliation to Puget Energy consolidated financial statements:

Puget Energy	Three Months Ended March 31, 2026
(Dollars in Thousands)	Regulated Utility	Other	Total
Revenue	$1,840,518	$7,739	$1,848,257
Depreciation and amortization	210,688	1,675	212,363
Income tax (benefit) expense	37,853	(12,124)	25,729
Non-utility expense and other	5,626	7,127	12,753
Interest expense	90,884	32,383	123,267
Net income	246,438	(23,606)	222,832
Total assets	19,141,327	2,417,384	21,558,711
Construction expenditures	(412,198)	(16)	(412,214)

Puget Energy	Three Months Ended March 31, 2025
(Dollars in Thousands)	Regulated Utility	Other	Total
Revenue	$1,593,020	$8,983	$1,602,003
Depreciation and amortization	208,693	1,683	210,376
Income tax (benefit) expense	27,815	(7,317)	20,498
Non-utility expense and other	8,775	6,552	15,327
Interest expense	84,920	27,742	112,662
Net income	186,014	(18,458)	167,556
Total assets	17,382,024	2,330,456	19,712,480
Construction expenditures	(353,435)	(147)	(353,582)

There are no significant segment expenses used by the chief operating decision maker to manage the segment’s operations that are not included in the Consolidated Statements of Income. PSE recognized revenue from Puget LNG for gas transportation services of $0.7 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. These revenues are eliminated in Puget Energy's Consolidated Statements of Income. Puget LNG is charged tariff rates that are approved by the Washington Commission.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for the period ended March 31, 2026 compared to 2025. For discussion related to the results of operations and changes in financial condition for the period ended March 31, 2025 compared to 2024 refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended March 31, 2025 Form 10-Q, which was filed with the United States Securities and Exchange Commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors" included in Part I, Item 1A in Puget Energy's and PSE's Form 10-K for the period ended December 31, 2025. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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

Factors and Trends Affecting PSE's Performance
PSE’s ongoing regulatory requirements and operational needs necessitate the investment of substantial capital in 2026 and will continue to do so in future years.  Because PSE intends to seek recovery of such investments through the regulatory process, its financial results depend heavily upon favorable outcomes from that process.  The principal business, economic and other factors that affect PSE’s operations and financial performance include:
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
•Natural disasters such as wildfires, earthquakes, hurricanes, floods, landslides and windstorms or the rise in frequency and magnitude of extreme temperature events; possible accidents, explosions, fires or mechanical breakdowns affecting or caused by PSE's facilities or infrastructure; changes in legislation, regulation and government policies including federal grant programs, trade restrictions and tariffs, and government permitting, authorizations or determinations and government staff reductions may increase the Company's costs, delay projects, interrupt service, impact PSE's generation, transmission and distribution systems, subject the Company to increased liability, and/or adversely affect its operations;
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

Regulation of PSE Rates and Recovery of PSE Costs
PSE's regulatory requirements, environmental compliance and operational needs require the investment of substantial capital in 2026 and future years. As PSE intends to seek recovery of these investments through the regulatory process, its financial results depend heavily upon outcomes from that process. The rates PSE is allowed to charge for its services influence its financial condition, results of operations and liquidity. PSE is highly regulated and the rates that it charges its retail customers are approved by the Washington Commission.
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
IOUs are required to file a forward-looking MYRP for two, three, or four years as part of a GRC filed with the Washington Commission. For the initial rate year, the Washington Commission is required to ascertain and determine the fair value for rate-making purposes of the property in service, as of the date that rates go into effect. While utilities are required to file a MYRP (at least two years in length), the Washington Commission is not required to approve them. To the extent the Washington Commission approves a MYRP, utilities are bound to the first and second year of the MYRP but may file for a new rate plan in years three or four. If a company earns greater than a half percent above its authorized rate of return on a regulated basis, revenues above that level must be deferred for refunds to customers or another determination by the Washington Commission in a subsequent adjudicative proceeding. The Washington Commission must also set performance measurements to assess a natural gas or electric company operating under a MYRP.

General Rate Case Filing
On February 27, 2026, PSE filed a GRC with the Washington Commission in Docket No. UE-260005 and Docket No. UG-260006. The filing included a three-year MYRP requesting an overall increase in electric and natural gas rates of 15.2% and 14.2% respectively in rate year one (expected to approximate calendar year 2027), 3.7% and 3.2%, respectively in rate year two (expected to approximate calendar year 2028) and 8.7% and 3.6% in rate year three (expected to approximate calendar year 2029). PSE requested a return on equity of 10.8% for all three rate years beginning in 2027 and requested an overall rate of return of 8.1% in rate year one and 8.2% in both rate years two and three.
For further information, such as prior rate filings, see Note 7, "Regulation and Rates" in the Combined Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Electric Rates
The following table sets forth electric rate adjustments and the expected annual impact of PSE's revenue approved by the Washington Commission since the electric rate adjustments included in the Company's Annual Report included on Form 10-K for the year ended December 31, 2025 and inclusive of filings through the 10-K filing date of February 19, 2026. For further information on the rate schedule descriptions and prior approved filings, see Part I, Item 1, Business, "Regulation and Rates" and Part II, Item 7, "Regulation of PSE Rates and Recovery of PSE Costs" respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Electric	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Conservation service rider	120	260128	May 1, 2026	0.9%	$35.3
Federal incentive credit tracker[1]	95A	260224	May 1, 2026	(1.1)	(35.0)
Property tax tracker	140	260218	May 1, 2026	(0.03)	(1.4)
Revenue decoupling adjustment mechanism	142	260213	May 1, 2026	0.7	29.0
Transportation electrification plan	141TEP	260206	May 1, 2026	(0.04)	(1.5)
_______________
1 Rate is proposed for May 1, 2026 to January 31, 2027, not for a full 12 months.

Natural Gas Rates
The following table sets forth natural gas rate adjustments and the expected annual impact of PSE's revenue approved by the Washington Commission since the natural gas rate adjustments included in the Company's Annual Report included on Form 10-K for the year ended December 31, 2025 and inclusive of filings through the 10-K filing date of February 19, 2026. For further information on the rate schedule descriptions and prior approved filings, see Part I, Item 1, Business, "Regulation and Rates" and Part II, Item 7, "Regulation of PSE Rates and Recovery of PSE Costs", respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Natural gas	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Conservation service rider	120	260129	May 1, 2026	1.4%	$18.5
Property tax tracker	140	260219	May 1, 2026	0.1	1.5
Revenue decoupling adjustment mechanism	142	260214	May 1, 2026	(1.7)	(23.8)

Access to Debt Capital
PSE relies on access to bank borrowings and short-term money markets as sources of liquidity and longer-term capital markets to fund its utility construction program, to meet maturing debt obligations and other capital expenditure requirements not satisfied by cash flow from its operations or equity investment from its parent, Puget Energy. Neither Puget Energy nor PSE have any outstanding debt whose maturity would accelerate upon a credit rating downgrade. However, a ratings downgrade could adversely affect the Company's ability to refinance existing or issue new long-term debt or obtain access to new or renew existing credit facilities, could increase the cost of issuing long-term debt and maintaining credit facilities and could impact the Company's ability to pay dividends. For example, under Puget Energy's and PSE's credit facilities, the borrowing costs increase as their respective credit ratings decline due to increases in credit spreads and commitment fees. If PSE is unable to access debt capital on reasonable terms, its ability to pursue improvements or generating capacity acquisitions, which may be relied on for future growth and to otherwise implement its strategy, could be adversely affected. PSE monitors the credit environment and expects to continue to be able to access the capital markets to meet its short-term and long-term borrowing needs. For additional information, see "Financing Program" included in this Item 2 of this report.

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
In 2021, the Washington Legislature adopted the CCA, which establishes a greenhouse gases (GHG) emissions cap-and-invest program that requires covered entities to purchase allowances to cover their GHG emissions with a cap on available allowances beginning on January 1, 2023 that declines annually through 2050. The WDOE published final regulations to implement the program on September 29, 2022, which became effective on October 30, 2022. The WDOE also indicated that it will have subsequent rulemakings building off initial rulemaking while program implementation is underway. While the Washington Commission has approved the recovery of electric and natural gas CCA-related costs, which led to increased costs to customers, the Washington Commission also indicated these revenues are subject-to-refund, which introduces the risk that PSE may not be able to recover all costs. PSE faces continued risks associated with the program, including the evolving nature of the CCA rulemaking, related interpretation of the rules, credit volatility and unresolved recovery methodology for the CCA’s impact on energy costs, company costs and customer rates.
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
Additionally, PSE faces increasing competition from other entities, primarily in the technology sector, where several large companies have entered into power purchase agreements and/or acquired generation resources to meet their growing energy needs. This capacity will largely be used to fulfill commitments for additional cloud computing, artificial intelligence data centers, reduced carbon emissions and increase reliance on renewable energy sources. The increasing competitive pressure may impact the Company's ability to acquire generation and transmission resources and/or increase the cost to acquire such resources.

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document and provides significant items that impacted PSE’s results of operations for the three months ended March 31, 2026 and March 31, 2025.

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

The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended March 31,
	2026	2025
Operating income (loss)	$340,532	$261,354
Electric operating revenue	$1,260,579	$1,026,948
Purchased electricity	(555,515)	(381,528)
Electric generation fuel	(24,640)	(91,624)
Residential exchange	22,713	27,234
Electric margin (non-GAAP)	$703,137	$581,030
Natural gas operating revenue	$579,821	$565,973
Purchased natural gas	(231,987)	(246,515)
Natural gas margin (non-GAAP)	$347,834	$319,458
Other operating revenue	$118	$99
Utility operation and maintenance	(274,821)	(232,385)
Non-utility expense and other	(5,626)	(8,775)
Depreciation and amortization	(267,833)	(256,573)
Taxes other than income taxes	(162,277)	(141,500)
Operating income (loss)	$340,532	$261,354

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following charts display the details of PSE's electric margin changes for the three months ended March 31, 2026 and 2025:

Electric Margin
Three Months Ended
2026 to 2025 comparison

900
800
700
600
500
$ (Millions)
$581.0
$219.3
$(43.2)
$9.1
$0.9
$47.5
$(174.0)
$67.0
$(4.5)
$703.1
2025 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2026 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended March 31, 2026 compared to 2025
Electric Operating Revenue
Electric operating revenues increased $233.6 million from the prior year primarily due to changes in the following key drivers: electric retail sales, sales to other utilities, decoupling revenue and transportation and other revenue. These items are discussed in detail below.
•Electric retail sales increased $219.3 million primarily from rate increases resulting in an additional $265.5 million in sales compared to the prior year, partially offset by a decrease in retail electricity usage of 4.7% or $46.2 million. The increase in rates is primarily due to the power cost tariff filing effective January 1, 2026; this rate increase was partially offset by lower Schedule 111 rates due to the pass-back of CCA no-cost allowance values. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The decrease in retail usage was primarily due to a decrease in residential, commercial and industrial usage of 5.4%, 3.3% and 3.9%, respectively, due to a decrease in heating degree days of 10.0% in 2026 as compared to 2025.
•Sales to other utilities decreased $43.2 million primarily due to a 20.7% decrease in wholesale sales volume driven by a 52.8% decrease in the average price of electric wholesale sales. Decreased wholesale sales volume was related to decreased supply, resulting from lower volumes of economic generation from PSE's energy supply assets in 2026 compared to 2025 which was influenced by lower wholesale power prices and Washington carbon prices that were

34.3% higher in 2026 as compared to 2025. Lower wholesale power prices were largely the result of higher regional energy supply driven by higher Mid-Columbia hydro production.
•Decoupling revenue increased $9.1 million which was attributable to $4.8 million and $4.3 million increases in delivery and fixed production cost deferral revenues, respectively. The increased revenue was driven primarily by decreased usage in the three months ended March 31, 2026 compared to the same period in 2025. This resulted in actual decoupling revenues being higher than allowed revenues by a less significant margin in 2026 as compared to 2025.
•Transportation and other revenue increased $47.5 million primarily due to the start of a regulatory offset of CCA electric no-cost values of $71.4 million, which were passed back to customers as credits on billed revenue and included within electric retail revenues above, and an increase in transmission revenue of $3.3 million. The increases were partially offset by a decrease of non-core gas sales of $24.7 million driven by an increase in natural gas financial hedging costs plus average costs of non-core gas sold in 2026 that were higher than average non-core gas sales in the same period in 2025, and a decrease of $4.1 million related to deferrals under Schedule 129D. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report.

Electric Power Costs
Electric power costs increased $111.5 million primarily due to changes in the following key drivers: purchased electricity, electric generation fuel and residential exchange credits. These items are discussed in detail below:
•Purchased electricity increased $174.0 million primarily due to a 34.0% increase in wholesale electricity volumes and capacity purchases in 2026 compared to 2025, driven by lower-cost open market purchases as market conditions became more favorable relative to firm contract pricing and internal generation dispatch from PSE energy supply assets.
•Electric generation fuel decreased $67.0 million primarily driven by a $52.2 million decrease in natural gas fuel costs resulting from lower natural gas prices and a 95.1% decrease in gas-fired combustion turbine (CT) generation. The decrease in gas-fired CT generation was driven by reduced economic dispatch of PSE's gas-fired energy supply assets in 2026 compared to 2025, influenced by lower wholesale power prices and Washington carbon prices that were 34.3% higher as discussed above. Additionally, Colstrip fuel expense decreased $15.6 million due to the transfer of PSE's interest in Colstrip Units 3 and 4 to NorthWestern Energy on January 1, 2026, and thus Colstrip no longer served PSE customers in the three months ended March 31, 2026 compared to the same period in 2025.
•Residential exchange credits decreased by $4.5 million due to a 0.5% change in the amount of credits to be passed back to customers effective October 1, 2025 and a decrease in residential usage of 5.4%; see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
The following charts display the details of PSE's natural gas margin changes for the three months ended March 31, 2026 and 2025:

Natural Gas Margin
Three Months Ended
2026 to 2025 comparison
$ (Millions)
360
340
320
300
$319.5
$0.9
$10.9
$(3.2)
$5.2
$14.5
$347.8
2025 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2026 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended March 31, 2026 compared to 2025
Natural Gas Operating Revenue
Natural gas operating revenue increased $13.8 million primarily due to changes in the following key drivers: retail sales, decoupling revenue, and transportation and other revenue. These items are discussed in detail below.
•Natural gas retail sales revenue increased $0.9 million primarily due to an increase in rates of $56.9 million partially offset by a decrease in natural gas load of 10.4%, or $56.0 million. The increase in rates is primarily driven by Schedule 111 that includes a charge for CCA natural gas allowance costs and a pass back of CCA auction proceeds, Schedule 129D Bill discount rate rider, Schedule 129 Low income program, Schedule 120 Conservation service rider, Schedule 140 Property tax tracker and a marginal increase in base rates from the 2024 GRC. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for natural gas rate changes. The decrease in natural gas load was driven by a decrease in heating degree days of 10.0% in the three months ended March 31, 2026 as compared to 2025.
•Decoupling revenue increased $10.9 million primarily due to decreased natural gas usage, as mentioned above. This resulted in actual decoupling revenues being higher than the allowed revenues by a less significant margin in 2026 as compared to 2025.
•Transportation and other revenue increased $5.2 million due to an increase of $9.0 million related to the regulatory offset of CCA auction proceeds, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above. The increase was partially offset by a decrease of $3.9 million related to deferrals under Schedule 129D; for additional information see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Natural Gas Energy Costs
•Purchased natural gas expense decreased $14.5 million primarily due to a decrease in the PGA rates in November 2025 and a decrease in natural gas usage of 10.4%. For natural gas rate changes and details on the PGA, see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The decrease was partially offset by an increase of $25.3 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended March 31, 2026 and 2025:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2026 to 2025 comparison
850
800
750
700
650
$ (Millions)
$714.6
$42.4
$(3.1)
$11.3
$20.8
$(0.5)
$9.2
$10.0
$804.7
2024 Expenses (Income)
Utility O & M
Non Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2025 Expenses (Income)

Three Months Ended March 31, 2026 compared to 2025
•Utility operations and maintenance expense increased $42.4 million primarily due to increases in the following: (i) $22.1 million related to customer service expense, driven by an increase in Schedule 129 Low income program in electric and natural gas rates, (ii) $9.0 million of increased amortization of bad debt deferral recovery, (iii) $4.5 million related to increased outside service expenses driven by contractor spend across multiple business units and (iv) $3.8 million in general and administrative salaries. The increases were partially offset by a $3.6 million decrease in maintenance expenses specific to steam generation, which was primarily driven by the transfer of PSE's ownership interest in Colstrip Units 3 and 4 to NorthWestern Energy on January 1, 2026. For regulatory schedule information and rate changes, see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
•Depreciation and amortization expense increased $11.3 million primarily due to a $9.3 million increase in conservation amortization from an increase in conservation rates effective May 1, 2025, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report.
•Taxes other than income taxes increased $20.8 million primarily due to an increase of $9.9 million and $8.9 million in municipal and state excise taxes, respectively, in 2026 compared to 2025.

Other Income, Interest Expense and Income Tax Expense
•Interest expense increased $9.2 million primarily due to an increase of $7.0 million in interest expense due to the September 2025 PSE bond issuance and $3.5 million of AFUDC - debt.
•Income tax expense increased $10.0 million primarily driven by an increase in pre-tax book income in 2026 as compared to 2025.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended March 31, 2026 and 2025 is as follows:

Puget Energy Summary Results of Operation
Three Months Ended
2026 to 2025 comparison

300
200
100
0
$ (Millions)
$167.6
$60.4
$(2.0)
$(1.5)
$(1.0)
$(5.0)
$4.3
$222.8
2025 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2026 Puget Energy Net Income

Three Months Ended March 31, 2026 compared to 2025
Summary Results of Operation
Puget Energy’s net income increased by $55.2 million. This is primarily due to: (i) an increase in PSE's net income of $60.4 million and (ii) increased tax benefit of $4.3 million. The increases were partially offset by an increase in interest expense of $5.0 million, which was driven by interest expense accrued for Puget Energy's $600.0 million bond issuance in March 2025.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, during the three months ended March 31, 2026, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $94.2 million through 2027. For further information, see Part II, Item 8, Note 15, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements
As of March 31, 2026, the Company had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on the Company's financial condition. The Company does have standby letter of credit arrangements. For more information, see Note 10, "Other" in the Combined Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and improve energy system reliability.  Construction expenditures, excluding equity AFUDC, totaled $412.2 million for the three months ended March 31, 2026. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025	Change
Net income	$246,438	$186,014	$60,424
Non-cash items[1]	285,419	254,317	31,102
Changes in cash flow resulting from working capital[2]	(119,286)	(82,600)	(36,686)
Regulatory assets and liabilities	59,066	31,154	27,912
Purchased gas adjustment	(10,061)	22,871	(32,932)
GHG emission allowances	(16,797)	—	(16,797)
Other non-current assets and liabilities[3]	(12,416)	(4,060)	(8,356)
Net cash provided by operating activities	$432,363	$407,696	$24,667
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

Three Months Ended March 31, 2026 compared to 2025
Cash generated from operations for the three months ended March 31, 2026 increased by $24.7 million, which includes a net income increase of $60.4 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flows resulting from non-cash items increased $31.1 million primarily due to: (i) a $10.2 million increase due to lower usage of CCA no cost emission allowances compared to values passed back in Schedule 111 for electric, (ii) an increase of $9.3 million in conservation amortization, (iii) a change in equity AFUDC of $6.1 million, (iv) an increase of $5.6 million related to amortization of deferred return on PSE's share of the Tacoma LNG investment, (v) an increase in deferred taxes of $4.9 million and (vi) an increase in depreciation and amortization of $2.0 million. The increases were partially offset by: (i) a decrease of $5.5 million related to the deferral of energy exchange costs and (ii) $2.4 million of ITC amortization.
•Cash flows resulting from changes in working capital decreased $36.7 million primarily due to: (i) an increase in cash outflow of $26.0 million due to the timing of accounts receivable and unbilled revenue collections, as the balance of accounts receivable and unbilled revenue increased $81.2 million in 2026 compared to an increase of $55.2 million in 2025, (ii) accounts payable decreased faster in 2026 compared to 2025, which led to increased cash outflow of $15.7 million, (iii) higher incentive payment and timing of accrued salaries and wages led to an increased cash outflow of $8.1 million, (iv) change in natural gas and fuel inventory led to decreased cash inflow of $7.8 million, (v) timing of payments and accrued interest led to a $7.0 million cash outflow and (vi) increased cash outflow of $5.0 million due to higher inventory of plant material and supplies. The decreases were partially offset by: (i) cash inflow of $24.1 million due to the change in taxes payable, (ii) cash inflow of $3.7 million due to the change in prepayment of insurance and employee benefits and (iii) cash inflow of $2.4 million due to the change in prepayment of purchased electricity.
•Cash flows resulting from regulatory assets and liabilities increased $27.9 million primarily due to the recovery of prior year PCA imbalances totaling $42.0 million. The increase was partially offset by $18.1 million cash outflow related to revenue decoupling mechanism, which had cash inflows of $34.2 million in 2026 compared to $52.3 million in 2025.
•Cash flows resulting from purchased gas adjustment decreased $32.9 million, primarily due to a $39.5 million decrease in allowed PGA recovery in 2026 compared to 2025 which was partially offset by a $6.6 million decrease in actual natural gas cost.
•Cash flow resulting from GHG emission allowances decreased $16.8 million due to purchases made to obtain the Washington emission allowances for GHG emissions associated with the Company's electric and natural gas business activities in compliance with the CCA.
•Other non-current assets and liabilities decreased $8.4 million, which is primarily due to $13.2 million increased cash outflow driven by higher long-term incentive payments in 2026 compared to 2025 and partially offset by $3.2 million cash inflow due to an increase in network upgrade refund liability.

Puget Energy	Three Months Ended March 31,
(Dollars in Thousands)	2026	2025	Change
Net income	$(23,606)	$(18,458)	$(5,148)
Non-cash items[1]	(194)	2,716	(2,910)
Changes in cash flow resulting from working capital[2]	(9,695)	6,063	(15,758)
Other non-current assets and liabilities[3]	(616)	(995)	379
Net cash provided by operating activities	$(34,111)	$(10,674)	$(23,437)
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
Three Months Ended March 31, 2026 compared to 2025
Cash generated from operations for the three months ended March 31, 2026, in addition to the changes discussed at PSE above, decreased by $23.4 million compared to the same period in 2025, which includes a net income decrease of $5.1 million.
•Changes in cash flow resulting from non-cash items decreased $2.9 million primarily due to a $2.9 million change in deferred taxes.
•Changes in cash flow resulting from working capital decreased $15.8 million, largely driven by a $17.2 million interest payment in March 2026. This outflow was partially offset by a $3.3 million cash inflow from changes in interest accruals.

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

In the second quarter of 2025, Moody's, S&P and Fitch issued annual rating agency reports and affirmed both Puget Energy (Baa3/BBB-/BBB-) and PSE (Baa1/BBB/BBB+) credit ratings and retained stable outlooks from all three agencies. Thus, as of March 31, 2026, both Puget Energy and PSE have stable outlooks from Moody’s, S&P and Fitch. Although neither Puget Energy nor PSE have any outstanding debt whose maturity would be accelerated upon a ratings downgrade, Management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near-term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.

Puget Sound Energy
Debt Restrictive Covenants
PSE’s future long-term financings and ability to issue additional secured debt may be limited by certain restrictions contained in its electric and natural gas mortgage indentures. Under the most restrictive tests, at March 31, 2026, PSE could issue:
•Approximately $4.0 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $5.8 billion of electric bondable property available for issuance; and
•Approximately $3.1 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $4.5 billion of natural gas bondable property available for issuance.

Dividend Payment Restrictions
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of EBITDA to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 49.0% at March 31, 2026, and the EBITDA to interest expense ratio was 5.4 to 1.0 for the twelve months ended March 31, 2026.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
At March 31, 2026, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
For more information on PSE's credit facilities, long-term debt, demand promissory note, and shelf registrations see Note 10, "Other" included in Part I, Item 1 of this report and Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Puget Energy
Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.9 to 1.0 for the twelve months ended March 31, 2026.
Puget Energy's ability to pay dividends is also limited by the terms of its Junior Subordinated Notes, which Puget Energy may, at its option, defer interest payments on the Junior Subordinated Notes on one or more occasions for up to 10 consecutive years, so long as no Event of Default (as defined in the Junior Subordinated Indenture) has occurred and is continuing. In the event that Puget Energy were to exercise such right to defer interest payments on the Junior Subordinated Notes, Puget Energy would not be able to pay cash dividends during the periods in which such payments were deferred.
At March 31, 2026, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
For further information on Puget Energy's credit facilities, shelf registrations, and long-term debt, see Note 10, "Other" included in Part I, Item 1 of this report and Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Other
New Accounting Pronouncements
For the discussion of new accounting pronouncements, see Note 2, "New Accounting Pronouncements" included in Part I, Item 1 of this report. For critical accounting estimates, see Part II, Item 7, Management's Discussion and Analysis, "Critical Accounting Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to various forms of market risk, consisting primarily of adverse changes in commodity prices, counterparty credit risk, as well as interest rate risk. PSE actively manages market risk and maintains risk policies and procedures designed to discourage unauthorized risk-taking, reduce commodity price volatility, and manage the various risks inherent to the energy portfolio. There have been no material changes to market risks affecting the Company from those set forth in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of March 31, 2026.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For further details, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
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

Item 1A.     Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 5.         Other Information

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

	3(ii).2
Amended and Restated Bylaws of Puget Sound Energy, Inc., as amended by the First Amendment to the Amended and Restated Bylaws of Puget Sound Energy, Inc., dated January 6, 2022 (incorporated herein by reference to Exhibit 3.4 to Puget Sound Energy's Annual Report on Form 10-K dated February 25, 2022, Commission File No. 1-04393).

	4.1
Junior Subordinated Indenture dated as of March 27, 2026 between Puget Energy, Inc. and Computershare Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Puget Energy’s Current Report on Form 8-K, dated March 27, 2026, Commission File No. 1-16305).

	4.2
First Supplemental Indenture dated as of March 27, 2026 between Puget Energy, Inc. and Computershare Trust Company, National Association, as Trustee relating to Puget Energy’s Series A Notes and Series B Notes (incorporated herein by reference to Exhibit 4.2 to Puget Energy’s Current Report on Form 8-K, dated March 27, 2026, Commission File No. 1-16305).

	4.3
Registration Rights Agreement, dated as of March 27, 2026, among Puget Energy, Inc., Barclays Capital Inc., J.P. Morgan Securities LLC, Mizuho Securities USA LLC, and Wells Fargo Securities, LLC, as representatives of the several initial purchasers party thereto (incorporated herein by reference to Exhibit 4.3 to Puget Energy’s Current Report on Form 8-K, dated March 27, 2026, Commission File No. 1-16305).

*	22.1	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
*	31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended March 31, 2026 filed on May 14, 2026 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stacy Smith
Stacy Smith Controller & Principal Accounting Officer
Date:	May 14, 2026