Form 10-Q
period 2026-06-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2026-07-29
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenue:
Electric	$1,015,155	$832,355	$2,275,734	$1,859,303
Natural gas	287,903	270,370	867,053	835,297
Other	9,746	17,740	18,274	27,868
Total operating revenue	1,312,804	1,120,465	3,161,061	2,722,468
Operating expenses:
Energy costs:
Purchased electricity	429,427	276,118	984,942	657,646
Electric generation fuel	22,254	71,608	46,894	163,232
Residential exchange	(15,718)	(17,367)	(38,431)	(44,601)
Purchased natural gas	102,598	97,484	334,585	343,999
Utility operations and maintenance	230,766	207,957	505,587	440,342
Non-utility expense and other	8,289	17,414	21,042	32,741
Depreciation & amortization	212,665	209,536	425,028	419,912
Conservation amortization	46,270	36,307	103,415	84,187
Taxes other than income taxes	118,247	96,990	283,759	239,711
Total operating expenses	1,154,798	996,047	2,666,821	2,337,169
Operating income (loss)	158,006	124,418	494,240	385,299
Other income (expense):
Other income	34,986	39,047	64,836	72,311
Other expense	(6,338)	(14,936)	(7,412)	(18,452)
Interest charges:
AFUDC	8,030	10,911	14,848	20,998
Interest expense	(134,603)	(116,201)	(257,870)	(228,863)
Income (loss) before income taxes	60,081	43,239	308,642	231,293
Income tax (benefit) expense	10,382	(935)	36,111	19,563
Net income (loss)	$49,699	$44,174	$272,531	$211,730

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$49,699	$44,174	$272,531	$211,730
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(146), $(269), $(294) and $(538), respectively	(555)	(1,012)	(1,105)	(2,026)
Other comprehensive income (loss)	(555)	(1,012)	(1,105)	(2,026)
Comprehensive income (loss)	$49,144	$43,162	$271,426	$209,704

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2026	December 31, 2025
Utility plant (at original cost, including construction work in progress of $1,406,939 and $1,082,208, respectively):
Electric plant	$14,032,220	$13,745,675
Natural gas plant	5,563,695	5,428,156
Common plant	1,303,952	1,247,883
Less: Accumulated depreciation and amortization	(5,567,949)	(5,555,794)
Net utility plant	15,331,918	14,865,920
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	288,305	289,861
Total other property and investments	1,944,818	1,946,374
Current assets:
Cash and cash equivalents	552,814	40,484
Restricted cash	153,416	118,369
Accounts receivable, net of allowance for doubtful accounts of $26,675 and $26,452, respectively	448,856	511,163
Unbilled revenue	272,529	332,087
Materials and supplies, at average cost	280,368	232,947
Fuel and natural gas inventory, at average cost	79,144	83,535
Unrealized gain on derivative instruments	38,293	37,448
GHG emission allowances	1,008	22,788
Prepaid expense and other	122,311	132,669
Power contract acquisition adjustment gain	3,277	3,565
Total current assets	1,952,016	1,515,055
Other long-term and regulatory assets:
Power cost adjustment mechanism	97,056	143,687
Regulatory assets related to power contracts	3,224	3,705
Other regulatory assets	1,482,098	1,564,693
Unrealized gain on derivative instruments	5,188	11,261
Power contract acquisition adjustment gain	21,384	22,878
Operating lease right-of-use asset	433,194	460,990
Other	372,372	372,230
Total other long-term and regulatory assets	2,414,516	2,579,444
Total assets	$21,643,268	$20,906,793

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2026	December 31, 2025
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,816,332	3,816,332
Retained earnings	2,066,754	1,815,186
Accumulated other comprehensive income (loss), net of tax	74,724	75,829
Total common shareholder’s equity	5,957,810	5,707,347
Long-term debt:
First mortgage bonds and senior notes	6,345,000	6,345,000
Pollution control bonds	161,860	161,860
Long-term debt	3,100,000	2,200,000
Debt discount issuance costs and other	(187,627)	(181,828)
Total long-term debt	9,419,233	8,525,032
Total capitalization	15,377,043	14,232,379
Current liabilities:
Accounts payable	519,077	642,044
Short-term debt	220,000	487,500
Accrued expenses:
Taxes	121,433	125,719
Salaries and wages	64,965	84,248
Interest	97,627	80,969
Unrealized loss on derivative instruments	305,722	359,890
Power contract acquisition adjustment loss	959	963
Operating lease liabilities	106,631	104,240
Compliance obligation	—	22,788
Other	80,261	84,341
Total current liabilities	1,516,675	1,992,702
Other long-term and regulatory liabilities:
Deferred income taxes	1,073,836	941,823
Unamortized investment tax credits	181,067	186,250
Unrealized loss on derivative instruments	223,375	213,531
Purchased gas adjustment liability	46,842	65,931
Regulatory liabilities	1,119,910	1,087,668
Regulatory liability for deferred income taxes	677,073	698,727
Regulatory liabilities related to power contracts	24,661	26,443
Power contract acquisition adjustment loss	2,265	2,742
Operating lease liabilities	334,762	365,359
Finance lease liabilities	164,681	167,426
Compliance obligation	73,822	96,490
Other deferred credits	827,256	829,322
Total long-term and regulatory liabilities	4,749,550	4,681,712
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$21,643,268	$20,906,793

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2024	200	$—	$3,816,332	$1,508,705	$43,168	$5,368,205
Net income (loss)	—	—	—	167,556	—	167,556
Common stock dividend paid	—	—	—	(19,979)	—	(19,979)
Other comprehensive income (loss)	—	—	—	—	(1,014)	(1,014)
Balance at March 31, 2025	200	$—	$3,816,332	$1,656,282	$42,154	$5,514,768
Net income (loss)	—	$—	—	44,174	—	44,174
Common stock dividend paid	—	—	—	(3,395)	—	(3,395)
Other comprehensive income (loss)	—	—	—	—	(1,012)	(1,012)
Balance at June 30, 2025	200	$—	$3,816,332	$1,697,061	$41,142	$5,554,535
Balance at December 31, 2025	200	$—	$3,816,332	$1,815,186	$75,829	$5,707,347
Net income (loss)	—	—	—	222,832	—	222,832
Common stock dividend paid	—	—	—	(20,943)	—	(20,943)
Other comprehensive income (loss)	—	—	—	—	(550)	(550)
Balance at March 31, 2026	200	$—	$3,816,332	$2,017,075	$75,279	$5,908,686
Net income (loss)	—	—	—	49,699	—	49,699
Common stock dividend paid	—	—	—	(20)	—	(20)
Other comprehensive income (loss)	—	—	—	—	(555)	(555)
Balance at June 30, 2026	200	$—	$3,816,332	$2,066,754	$74,724	$5,957,810

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net Income (loss)	$272,531	$211,730
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	425,028	419,912
Conservation amortization	103,415	84,187
Deferred income taxes and tax credits, net	12,299	4,895
AFUDC - equity	(24,555)	(36,476)
Other non-cash	48,911	33,061
Proceeds from sale of transferable tax credits	97,968	—
Regulatory assets and liabilities	59,543	(37,628)
Purchased gas adjustment	(19,088)	35,123
GHG emission allowances	(88,257)	(90,587)
Other long-term assets and liabilities	(12,051)	8,063
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	121,865	112,122
Materials and supplies	(55,933)	(34,085)
Fuel and natural gas inventory	332	8,690
Prepayments and other	(3,507)	20,723
Accounts payable	(127,738)	(126,327)
Taxes payable	(4,286)	(14,446)
Other	(15,648)	(22,648)
Net cash provided by (used in) operating activities	790,829	576,309
Investing activities:
Construction expenditures - excluding equity AFUDC	(851,190)	(730,325)
Other	(951)	4,339
Net cash provided by (used in) investing activities	(852,141)	(725,986)
Financing activities:
Change in short-term debt, net	(267,500)	(15,400)
Dividends paid	(20,963)	(23,374)
Proceeds from long-term debt and bonds issued	891,000	596,100
Redemption of bonds and notes	—	(400,000)
Other	6,152	10,096
Net cash provided by (used in) financing activities	608,689	167,422
Net increase (decrease) in cash, cash equivalents, and restricted cash	547,377	17,745
Cash, cash equivalents, and restricted cash at beginning of period	158,853	140,701
Cash, cash equivalents, and restricted cash at end of period	$706,230	$158,446
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$218,556	$191,848
Cash payments (refunds) for income taxes	22,385	18,554
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$113,110	$113,429

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenue:
Electric	$1,015,155	$832,355	$2,275,734	$1,859,303
Natural gas	288,704	271,283	868,525	837,256
Other	57	7,334	175	7,433
Total operating revenue	1,303,916	1,110,972	3,144,434	2,703,992
Operating expenses:
Energy costs:
Purchased electricity	429,427	276,118	984,942	657,646
Electric generation fuel	22,254	71,608	46,894	163,232
Residential exchange	(15,718)	(17,367)	(38,431)	(44,601)
Purchased natural gas	102,598	97,484	334,585	343,999
Utility operations and maintenance	230,766	207,957	505,587	440,342
Non-utility expense and other	4,192	10,470	9,818	19,245
Depreciation & amortization	210,996	207,852	421,684	416,545
Conservation amortization	46,270	36,307	103,415	84,187
Taxes other than income taxes	116,202	95,105	278,479	236,605
Total operating expenses	1,146,987	985,534	2,646,973	2,317,200
Operating income (loss)	156,929	125,438	497,461	386,792
Other income (expense):
Other income	29,894	35,951	58,795	66,775
Other expense	(6,336)	(14,933)	(7,412)	(18,449)
Interest charges:
AFUDC	8,030	10,911	14,848	20,998
Interest expense	(92,257)	(84,637)	(183,141)	(169,557)
Income (loss) before income taxes	96,260	72,730	380,551	286,559
Income tax (benefit) expense	16,515	4,410	54,368	32,225
Net income (loss)	$79,745	$68,320	$326,183	$254,334

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$79,745	$68,320	$326,183	$254,334
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(19), $(17), $(37) and $(35), respectively.	(70)	(66)	(141)	(131)
Amortization of treasury interest rate swaps to earnings, net of tax of $25, $27, $51 and $53, respectively.	96	95	193	192
Other comprehensive income (loss)	26	29	52	61
Comprehensive income (loss)	$79,771	$68,349	$326,235	$254,395

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30, 2026	December 31, 2025
Utility plant (at original cost, including construction work in progress of $1,406,939 and $1,082,208, respectively):
Electric plant	$15,381,353	$15,432,322
Natural gas plant	6,108,072	5,973,824
Common plant	1,323,776	1,267,813
Less: Accumulated depreciation and amortization	(7,481,283)	(7,808,039)
Net utility plant	15,331,918	14,865,920
Other property and investments:
Other property and investments	61,175	59,550
Total other property and investments	61,175	59,550
Current assets:
Cash and cash equivalents	21,120	38,767
Restricted cash	153,416	118,369
Accounts receivable, net of allowance for doubtful accounts of $26,675 and $26,452, respectively	448,886	511,297
Unbilled revenue	272,529	332,087
Materials and supplies, at average cost	280,368	232,947
Fuel and natural gas inventory, at average cost	77,700	81,488
Unrealized gain on derivative instruments	38,293	37,448
GHG emission allowances	1,008	22,788
Prepaid expense and other	122,131	132,644
Total current assets	1,415,451	1,507,835
Other long-term and regulatory assets:
Power cost adjustment mechanism	97,056	143,687
Other regulatory assets	1,482,098	1,564,693
Unrealized gain on derivative instruments	5,188	11,261
Operating lease right-of-use asset	433,194	460,990
Other	369,522	371,515
Total other long-term and regulatory assets	2,387,058	2,552,146
Total assets	$19,195,602	$18,985,451

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	June 30, 2026	December 31, 2025
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	4,191,905	4,191,905
Retained earnings	2,218,601	2,006,286
Accumulated other comprehensive income (loss), net of tax	6,553	6,501
Total common shareholder’s equity	6,417,918	6,205,551
Long-term debt:
First mortgage bonds and senior notes	6,345,000	6,345,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(47,791)	(49,176)
Total long-term debt	6,459,069	6,457,684
Total capitalization	12,876,987	12,663,235
Current liabilities:
Accounts payable	520,108	642,047
Short-term debt	220,000	60,000
Accrued expenses:
Taxes	122,140	126,240
Salaries and wages	64,965	84,248
Interest	63,445	63,302
Unrealized loss on derivative instruments	305,722	359,890
Operating lease liabilities	106,631	104,240
Compliance obligation	—	22,788
Other	80,261	84,341
Total current liabilities	1,483,272	1,547,096
Other long-term and regulatory liabilities:
Deferred income taxes	1,191,653	1,069,426
Unamortized investment tax credits	181,067	186,250
Unrealized loss on derivative instruments	223,375	213,531
Purchased gas adjustment liability	46,842	65,931
Regulatory liabilities	1,118,720	1,086,478
Regulatory liabilities for deferred income tax	677,565	699,225
Operating lease liabilities	334,762	365,359
Finance lease liabilities	164,681	167,426
Compliance obligation	73,822	96,490
Other deferred credits	822,856	825,004
Total long-term and regulatory liabilities	4,835,343	4,775,120
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$19,195,602	$18,985,451

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2024	85,903,791	$859	$3,927,905	$1,665,370	$(30,247)	$5,563,887
Net income (loss)	—	—	—	186,014	—	186,014
Common stock dividend paid	—	—	—	(24,793)	—	(24,793)
Other comprehensive income (loss)	—	—	—	—	32	32
Balance at March 31, 2025	85,903,791	$859	$3,927,905	$1,826,591	$(30,215)	$5,725,140
Net income (loss)	—	—	—	68,320	—	68,320
Capital contribution	—	—	139,000	—	—	139,000
Other comprehensive income (loss)	—	—	—	—	29	29
Balance at June 30, 2025	85,903,791	$859	$4,066,905	$1,894,911	$(30,186)	$5,932,489
Balance at December 31, 2025	85,903,791	$859	$4,191,905	$2,006,286	$6,501	$6,205,551
Net income (loss)	—	—	—	246,438	—	246,438
Common stock dividend paid	—	—	—	(85,280)	—	(85,280)
Other comprehensive income (loss)	—	—	—	—	26	26
Balance at March 31, 2026	85,903,791	$859	$4,191,905	$2,167,444	$6,527	$6,366,735
Net income (loss)	—	—	—	79,745	—	79,745
Common stock dividend paid	—	—	—	(28,588)	—	(28,588)
Other comprehensive income (loss)	—	—	—	—	26	26
Balance at June 30, 2026	85,903,791	$859	$4,191,905	$2,218,601	$6,553	$6,417,918

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net Income (loss)	$326,183	$254,334
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	421,684	416,545
Conservation amortization	103,415	84,187
Deferred income taxes and tax credits, net	2,199	6,767
AFUDC - equity	(24,555)	(36,476)
Other non-cash	43,492	25,863
Proceeds from sale of transferable tax credits	97,968	—
Regulatory assets and liabilities	59,543	(37,628)
Purchased gas adjustment	(19,088)	35,123
GHG emission allowances	(88,257)	(90,587)
Other long-term assets and liabilities	(10,828)	10,200
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	121,969	112,757
Materials and supplies	(55,933)	(34,085)
Fuel and natural gas inventory	(271)	8,257
Prepayments and other	(3,352)	20,820
Accounts payable	(126,710)	(127,378)
Taxes payable	(4,100)	(14,719)
Other	(32,162)	(31,155)
Net cash provided by (used in) operating activities	811,197	602,825
Investing activities:
Construction expenditures - excluding equity AFUDC	(851,110)	(730,046)
Other	(951)	4,339
Net cash provided by (used in) investing activities	(852,061)	(725,707)
Financing activities:
Change in short-term debt, net	160,000	15,000
Dividends paid	(113,868)	(24,793)
Investment from Parent	—	139,000
Other	12,132	12,159
Net cash provided by (used in) financing activities	58,264	141,366
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,400	18,484
Cash, cash equivalents, and restricted cash at beginning of period	157,136	138,970
Cash, cash equivalents, and restricted cash at end of period	$174,536	$157,454
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$165,759	$146,414
Cash payments (refunds) for income taxes	50,557	29,615
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$113,110	$113,429

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
The following table presents the activity in the allowance for credit losses for accounts receivable for the six months ended June 30, 2026 and 2025:

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2026	2025
Allowance for credit losses:
Beginning balance	$26,452	$40,436
Provision for credit loss expense[1]	20,693	27,001
Receivables charged-off	(20,470)	(21,373)
Total ending allowance balance	$26,675	$46,064
_____________
1 $9.8 million and $17.7 million of provision related to balances of deferred costs specific to COVID-19 as of June 30, 2026 and 2025, respectively.

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
Based on an order by the Washington Commission, approximately 43.0% of common capital and operating costs are allocated to PSE, the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility is allocated to Puget LNG, the unregulated portion of the Tacoma LNG facility. Per this allocation of costs, $226.7 million and $228.9 million of net non-utility plant related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of June 30, 2026 and December 31, 2025, respectively. Additionally, $11.7 million and $12.7 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the six months ended June 30, 2026, and June 30, 2025, respectively. Further, $220.4 million and $223.2 million of natural gas plant related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of June 30, 2026 and December 31, 2025, respectively, as PSE is a regulated entity.

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
The carrying amount of any assets and liabilities related to these VIEs in the Company’s balance sheets represent amounts due from the PPAs. The Company can recover these costs through the PCA mechanism. The Company has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts. The aggregate contracted capacity from these VIE projects were 813.8 MW and 723.8 MW at June 30, 2026 and 2025, respectively. Purchased energy of $51.7 million and $45.7 million was recognized in purchased electricity on the Company's consolidated statements of income for the six months ended June 30, 2026 and 2025, respectively. Additionally, $13.2 million and $14.5 million was included in accounts payable on the Company's balance sheets as of June 30, 2026 and December 31, 2025, respectively.
For further information on the Company's accounting policies, see Part II, Item 8, Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Interim Reporting
In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements)". ASU 2025-11 is intended to clarify what disclosures should be provided and clarify when the guidance is applicable. The amendments of ASU 2025-11 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. As of June 30, 2026, the Company's disclosures are consistent with the amendment.

Accounting Standards Issued but Not Yet Adopted
Environmental Credits and Environmental Credit Obligations
In May 2026, the FASB issued ASU No. 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)". ASU 2026-02 establishes authoritative guidance regarding recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase or receive environmental credits or that have a regulatory compliance obligation that may be settled with environmental credits. The amendments of ASU 2026-02 should be applied retrospectively and are effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2026-02 on its consolidated financial statements and related disclosures.

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

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months ended June 30, 2026 and June 30, 2025:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30, 2026
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$499,231	$166,983	$—	$666,214
Commercial	377,823	90,135	—	467,958
Industrial	44,578	5,438	—	50,016
Other	7,262	—	—	7,262
Wholesale	9,188	—	—	9,188
Transmission and transportation	12,219	9,827	—	22,046
Miscellaneous[1]	57,984	18,023	57	76,064
Total revenue from contracts with customers	$1,008,285	$290,406	$57	$1,298,748
Total other revenue[2]	6,870	(1,702)	—	5,168
Total PSE operating revenue	$1,015,155	$288,704	$57	$1,303,916
Puget LNG operating revenue	—	—	9,689	9,689
Intercompany eliminations	—	(801)	—	(801)
Total Puget Energy operating revenue	$1,015,155	$287,903	$9,746	$1,312,804
_____________
1 Miscellaneous electric and natural gas revenue includes $55.3 million and $21.0 million, respectively, of the regulatory offset resulting from CCA credits being passed back to customers.
2 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30, 2025
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$398,937	$162,475	$—	$561,412
Commercial	294,602	83,876	—	378,478
Industrial	33,655	5,430	—	39,085
Other	5,032	—	—	5,032
Wholesale	63,080	—	—	63,080
Transmission and transportation	8,717	6,123	—	14,840
Miscellaneous[1]	8,780	15,782	7,334	31,896
Total revenue from contracts with customers	$812,803	$273,686	$7,334	$1,093,823
Total other revenue[2]	19,552	(2,403)	—	17,149
Total PSE operating revenue	$832,355	$271,283	$7,334	$1,110,972
Puget LNG operating revenue	—	—	10,406	10,406
Intercompany eliminations	—	(913)	—	(913)
Total Puget Energy operating revenue	$832,355	$270,370	$17,740	$1,120,465
_____________
1 Miscellaneous natural gas revenue includes $15.7 million of the regulatory offset resulting from CCA credits being passed back to customers.
2 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the six months ended June 30, 2026 and June 30, 2025:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Six Months Ended June 30, 2026
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$1,206,587	$540,781	$—	$1,747,368
Commercial	804,765	250,092	—	1,054,857
Industrial	90,624	15,718	—	106,342
Other	14,179	—	—	14,179
Wholesale	28,499	—	—	28,499
Transmission and transportation	26,783	21,800	—	48,583
Miscellaneous[1]	132,142	62,215	175	194,532
Total revenue from contracts with customers	$2,303,579	$890,606	$175	$3,194,360
Total other revenue[2]	(27,845)	(22,081)	—	(49,926)
Total PSE operating revenue	$2,275,734	$868,525	$175	$3,144,434
Puget LNG operating revenue	—	—	18,099	18,099
Intercompany eliminations	—	(1,472)	—	(1,472)
Total Puget Energy operating revenue	$2,275,734	$867,053	$18,274	$3,161,061
_____________
1 Miscellaneous electric and natural gas revenue includes $126.6 million and $67.9 million, respectively, of the regulatory offset resulting from CCA credits being passed back to customers.
2 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Six Months Ended June 30, 2025
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$982,700	$535,840	$—	$1,518,540
Commercial	635,910	243,357	—	879,267
Industrial	70,344	15,752	—	86,096
Other	11,274	—	—	11,274
Wholesale	135,072	—	—	135,072
Transmission and transportation	17,481	15,457	—	32,938
Miscellaneous[1]	14,402	56,674	7,433	78,509
Total revenue from contracts with customers	$1,867,183	$867,080	$7,433	$2,741,696
Total other revenue[2]	(7,880)	(29,824)	—	(37,704)
Total PSE operating revenue	$1,859,303	$837,256	$7,433	$2,703,992
Puget LNG operating revenue	—	—	20,435	20,435
Intercompany eliminations	—	(1,959)	—	(1,959)
Total Puget Energy operating revenue	$1,859,303	$835,297	$27,868	$2,722,468
_____________
1 Miscellaneous natural gas revenue includes $53.6 million of the regulatory offset resulting from CCA credits being passed back to customers.
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
The Company expects to recognize revenue over the following time periods:

Puget Energy
(Dollars in Thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Remaining performance obligations	$9,463	$19,280	$19,454	$19,454	$19,454	$63,227	$150,332

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
The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	At June 30, 2026			At December 31, 2025
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives[3]	*	$37,801	$465,515	*	$41,974	$493,334
Natural gas derivatives (MMBtus)[3]	231	5,680	63,582	289	6,735	80,087
Total derivative contracts		$43,481	$529,097		$48,709	$573,421
Current		$38,293	$305,722		$37,448	$359,890
Long-term		5,188	223,375		11,261	213,531
Total derivative contracts		$43,481	$529,097		$48,709	$573,421
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
* Electric portfolio derivatives consist of electric generation fuel of 237.9 million MMBtu and purchased electricity of 27.2 million MWhs at June 30, 2026, and 252.9 million MMBtus and 33.8 million MWhs at December 31, 2025.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At June 30, 2026
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$43,481	$—	$43,481	$(39,790)	$—	$3,691
Liabilities:
Energy derivative contracts	$529,097	$—	$529,097	$(39,790)	$(43,629)	$445,678

Puget Energy and Puget Sound Energy	At December 31, 2025
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$48,709	$—	$48,709	$(44,271)	$—	$4,438
Liabilities:
Energy derivative contracts	$573,421	$—	$573,421	$(44,271)	$(54,521)	$474,629
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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of June 30, 2026, approximately 99.3% of the Company's energy portfolio exposure, is with counterparties that are rated investment grade by rating agencies and 0.7% is either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of June 30, 2026, PSE had cash posted as collateral of $52.3 million related to contracts executed on the ICE platform. As a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions, PSE maintains a standby letter of credit agreement with TD Bank. As of June 30, 2026, PSE had no cash posted with ICE NGX, and $8.0 million was issued under the standby letter of credit agreement in support of natural gas and carbon allowance purchases. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the six months ended June 30, 2026.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30, 2026			At December 31, 2025
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$238,318	$—	$238,318	$253,105	$—	$253,105
Requested credit for adequate assurance	20,833	—	—	21,927	—	—
Forward value of contract[3]	43,629	52,260	N/A	54,521	77,969	N/A
Total	$302,780	$52,260	$238,318	$329,553	$77,969	$253,105
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. Investments in life insurance contracts of $45.8 million and $44.8 million at June 30, 2026 and December 31, 2025, respectively, are included in "Other property and investments" on the balance sheet. These investments are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At June 30, 2026		At December 31, 2025
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$9,419,233	$9,175,662	$8,525,032	$8,199,785

Puget Sound Energy		At June 30, 2026		At December 31, 2025
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$6,459,069	$6,052,126	$6,457,684	$6,054,647
_______________
1 The carrying value includes debt issuances costs of $25.7 million and $23.2 million for June 30, 2026 and December 31, 2025, respectively, which are not included in fair value.
2 The carrying value includes debt issuances costs of $21.4 million and $22.2 million for June 30, 2026 and December 31, 2025, respectively, which are not included in fair value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At June 30, 2026			Fair Value At December 31, 2025
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$34,190	$3,611	$37,801	$38,930	$3,044	$41,974
Natural gas derivative instruments	2,851	2,829	5,680	2,262	4,473	6,735
Total assets	$37,041	$6,440	$43,481	$41,192	$7,517	$48,709
Liabilities:
Electric derivative instruments	$246,876	$218,639	$465,515	$281,007	$212,327	$493,334
Natural gas derivative instruments	62,461	1,121	63,582	78,945	1,142	80,087
Compliance obligations	73,822	—	73,822	96,490	—	96,490
Total liabilities	$383,159	$219,760	$602,919	$456,442	$213,469	$669,911

The following tables present the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended June 30,
(Dollars in Thousands)	2026			2025
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(227,299)	$2,447	$(224,852)	$(203,718)	$1,585	$(202,133)
Changes during period:
Realized and unrealized energy derivatives:
Included in regulatory assets / liabilities	(9,684)	308	(9,376)	102,904	3,407	106,311
Settlements	21,955	(1,047)	20,908	7,450	(454)	6,996
Balance at end of period	$(215,028)	$1,708	$(213,320)	$(93,364)	$4,538	$(88,826)

Puget Energy and Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2026			2025
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(209,283)	$3,330	$(205,953)	$(175,110)	$1,391	$(173,719)
Changes during period:
Realized and unrealized energy derivatives:
Included in regulatory assets / liabilities	(63,389)	925	(62,464)	44,419	4,024	48,443
Settlements	57,644	(2,547)	55,097	37,327	(877)	36,450
Balance at end of period	$(215,028)	$1,708	$(213,320)	$(93,364)	$4,538	$(88,826)

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of June 30, 2026:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$3,611	$218,639	Discounted cash flow	Power prices (per MWh)	$19.16	$115.77	$54.94
Natural gas	$2,829	$1,121	Discounted cash flow	Natural gas prices (per MMBtu)	$0.95	$4.27	$1.73
_______________
1 The valuation techniques and unobservable inputs are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2025:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$3,044	$212,327	Discounted cash flow	Power prices (per MWh)	$18.40	$126.87	$57.64
Natural gas	$4,473	$1,142	Discounted cash flow	Natural gas prices (per MMBtu)	$1.53	$4.46	$2.30
_______________
1 The valuation techniques and unobservable inputs are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of June 30, 2026 and December 31, 2025, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $50.7 million and $48.1 million, respectively.

(6) Retirement Benefits

The following tables summarize the Company’s net periodic benefit cost for the three and six months ended June 30, 2026 and 2025:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$4,419	$4,206	$—	$—	$44	$51
Interest cost	8,024	8,054	280	307	102	108
Expected return on plan assets	(14,314)	(14,061)	—	—	(73)	(73)
Amortization of prior service cost	—	—	—	—	9	9
Amortization of net loss (gain)	(609)	(1,196)	(42)	(50)	(59)	(46)
Net periodic benefit cost	$(2,480)	$(2,997)	$238	$257	$23	$49

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$8,839	$8,412	$—	$—	$89	$102
Interest cost	16,047	16,107	559	613	204	217
Expected return on plan assets	(28,628)	(28,122)	—	—	(146)	(146)
Amortization of prior service cost	—	—	—	—	17	17
Amortization of net loss (gain)	(1,217)	(2,391)	(83)	(99)	(119)	(91)
Net periodic benefit cost	$(4,959)	$(5,994)	$476	$514	$45	$99

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended June 30,
(Dollars in Thousands)	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$4,419	$4,206	$—	$—	$44	$51
Interest cost	8,024	8,054	279	306	102	108
Expected return on plan assets	(14,314)	(14,061)	—	—	(73)	(72)
Amortization of prior service cost	—	—	—	—	9	9
Amortization of net loss (gain)	—	—	(37)	(45)	(60)	(47)
Net periodic benefit cost	$(1,871)	$(1,801)	$242	$261	$22	$49

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Six Months Ended June 30,
(Dollars in Thousands)	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$8,839	$8,412	$—	$—	$89	$102
Interest cost	16,047	16,107	559	613	204	217
Expected return on plan assets	(28,628)	(28,122)	—	—	(146)	(145)
Amortization of prior service cost	—	—	—	—	17	17
Amortization of net loss (gain)	—	—	(74)	(89)	(121)	(94)
Net periodic benefit cost	$(3,742)	$(3,603)	$485	$524	$43	$97

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2026, are expected to be at least $18.0 million, $3.4 million and $0.2 million, respectively. The Company contributed $2.0 million and $3.0 million to fund the SERP during each of the six months ended June 30, 2026 and June 30, 2025, respectively. In addition, the Company contributed an immaterial amount to fund the other post-retirement plans.
For further information, see Part II, Item 8, Note 12, "Retirement Benefits" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

(7) Regulation and Rates

General Rate Case
On February 27, 2026, PSE filed a GRC with the Washington Commission in Docket No. UE-260005 and Docket No. UG-260006. The filing included a three-year MYRP requesting an overall increase in electric and natural gas rates of 15.2%

and 14.2%, respectively, in rate year one (expected to approximate calendar year 2027), 3.7% and 3.2%, respectively, in rate year two (expected to approximate calendar year 2028) and 8.7% and 3.6%, respectively, in rate year three (expected to approximate calendar year 2029). PSE requested a return on equity of 10.8% for all three rate years beginning in 2027 and requested an overall rate of return of 8.1% in rate year one and 8.2% in both rate years two and three.
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

Liquefied Natural Gas Rate Adjustment
On April 24, 2024, the Washington Commission issued Final Order 07 in Docket No. UG-230393, which determined that PSE acted prudently in developing and constructing the Tacoma LNG Facility and included two primary outcomes. First, the Washington Commission did not authorize recovery of the portion of the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded between February 1, 2022, the date the facility was placed into service, and January 11, 2023, the date PSE’s 2022 GRC rates went into effect. Second, the Washington Commission directed PSE to increase the allocation of distribution pipeline investment to Puget LNG. On May 24, 2024, Public Counsel and the Puyallup Tribe of Indians each filed a petition for judicial review of the Washington Commission’s Final Order 07. The petitions were filed in Thurston County Superior Court and were consolidated. The parties agreed to seek direct review of the case by the Washington State Court of Appeals. The case was transferred to Division III of the Court of Appeals in March 2025. Petitioners, Public Counsel and the Puyallup Tribe of Indians filed opening briefs on July 11, 2025. Respondents, PSE and the Washington Commission filed briefs on September 10, 2025. Petitioners’ reply briefs were filed on October 10, 2025. The case has been set for oral argument on September 1, 2026.

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
On September 30, 2025, PSE filed proposed revisions to rates under the Colstrip Adjustment Rider Schedule 141COL with the Washington Commission in Docket No. UE-250733 for Colstrip Units 3 and 4 for calendar year 2026. The proposed revisions would decrease PSE's annual revenues by $82.5 million, or 2.3%, including the $6.9 million mentioned above, due to an expected decrease from the removal of Colstrip plant and reduction of operating costs. The revised tariff filed went into effect on January 1, 2026 by operation of law.

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
Order 01 within Docket No. UE-250321 also required PSE to file a proposal for recovery of 2026 CCA costs, which was made in that same docket on October 1, 2025. On December 24, 2025, the Washington Commission issued Order 01 in Docket No. UE-250747, which approved the total cost of electric CCA compliance will be recovered through PSE's power cost mechanism. Additionally, to the extent PSE uses no cost allowances granted by the WDOE, the benefit of this will be passed back to customers through the electric Schedule 111 as approved in Docket No. UE-250901. When combined with the adjustment to Schedule 111, noted above, for the recovery of compliance costs, the annual net rate decrease beginning January 1, 2026, is $259.0 million or 7.2%.

As of June 30, 2026, PSE recorded a regulatory asset of $14.4 million, which represents the expense incurred for the purchase of allowances for the GHG emissions associated with the Company's electric business activities for 2023 through 2025, net of amounts to date collected in customer electric rates for CCA obligation costs. Further, PSE recorded a regulatory asset of $98.2 million, which represents the value of no cost allowances passed back to customers that exceeded PSE's actual usage of no cost allowances in 2026.

Natural Gas
The ongoing recovery of allowance costs and pass back of proceeds from the sale of consigned no-cost allowances associated with PSE's natural gas business activities is consistent with the approved accounting petitions in Docket Nos. UG-220975 and UG-230471. As of June 30, 2026, PSE recorded a regulatory liability of $15.2 million, which represents the amounts to date over-collected in customer natural gas rates for CCA obligation costs, net of the expense incurred for the purchase of allowances for GHG emissions associated with the Company's natural gas business activities. Additionally, PSE will continue to consign for auction at least the minimum amount of no-cost emission allowances allocated for natural gas business activities in compliance with the CCA, the proceeds of which will continue to be used for the benefit of natural gas customers, as determined by the Washington Commission. PSE does not record a regulatory liability to defer the proceeds until consigned allowances are sold at auction. As of June 30, 2026, PSE recorded a regulatory liability of $76.2 million, which represents the proceeds received from the sale of consigned allowances sold at auction net of proceeds from the sale of consigned natural gas GHG emission allowances passed back through customer rates or used on approved decarbonization projects.

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
The following graduated scale used in the PCA mechanism resulted in the following Company and customer shares:

Puget Energy and
Puget Sound Energy	At June 30, 2026
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual Power Cost Variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$(17,000)	—%	—%	$—	$(17,000)
(Over) and under collected between $17 - $40 million	35	50	(7,927)	65	50	(14,721)	(22,648)
(Over) or under collected beyond $40 million	10	10	—	90	90	—	—
Interest			—			9	9
Total (over) / under recovery			$(24,927)			$(14,712)	$(39,639)

Puget Energy and
Puget Sound Energy	At June 30, 2025
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual Power Cost Variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$17,000	—%	—%	$—	$17,000
(Over) and under collected between $17 - $40 million	35	50	11,500	65	50	11,500	23,000
(Over) or under collected beyond $40 million	10	10	7,476	90	90	67,286	74,762
Interest			—			1,218	1,218
Total (over) / under recovery			$35,976			$80,004	$115,980

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

The following table presents the PGA mechanism balances and activity at June 30, 2026 and December 31, 2025:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30,	At December 31,
	2026	2025
PGA (liability)/receivable beginning balance	$(65,931)	$(58,657)
Actual natural gas costs	221,993	397,465
Allowed PGA recovery	(201,346)	(399,347)
Interest	(1,558)	(5,392)
PGA (liability)/receivable ending balance	$(46,842)	$(65,931)

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

Given the potential for future rule changes, including new draft rule amendments proposed in June 2026, and the WDOE's ability to adjust no-cost allowances for electric operations during the compliance period or make changes to rules governing the program, there is estimation uncertainty surrounding the Company's ability to estimate its compliance obligation for electric operations both on an annual basis and a four-year compliance period, prior to a final WDOE determination. Due to the uncertainty around the currently proposed draft rule amendments and the potential for other future rulemakings impacting the compliance obligation, including the true-up mechanism, which could impact periods within the first compliance period, PSE has recorded its compliance obligation based on its best estimate and is unable to determine a range of possible outcomes at this time.
As uncertainties are resolved in future periods, the Company does not anticipate material impacts to its reported earnings due to the cost-recovery mechanisms that exist. For further information, see Part II, Item 8, Note 4, "Regulation and Rates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, during the six months ended June 30, 2026, the Company entered into new Electric Portfolio contracts with estimated payment obligations totaling $260.1 million through 2028.
On July 22, 2025, the Company executed two agreements with the same counterparty that would provide the Company with the output of a 400.0 MW solar PV energy project and the capacity of a 200.0 MW battery energy storage system, both over a 25-year term. The total estimated payment obligation during the term of the agreements is approximately $2.1 billion. The agreements contain certain provisions that would allow the counterparty to terminate the agreements before August 31, 2026 for a nominal fee.
For further information regarding the Company's commitments and contingencies, see Part II, Item 8, Note 15, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

(9)  Leases

PSE has operating leases for buildings, real estate for operating facilities and the Puget LNG facility, land, and vehicles. Finance leases primarily represent buildings and equipment. PSE also has certain power purchase agreements that qualify as leases. The leases have remaining lease terms of less than a year to 43.2 years. PSE's ROU assets and lease liabilities include options to extend leases when it is reasonably certain that PSE will exercise that option.
On June 26, 2026, PSE executed an extension option on its tolling agreement to purchase the energy and capacity associated with a 650.0 MW natural gas combined cycle facility, which extends the term from January 1, 2028 through and including March 31, 2028. The tolling agreement represents an operating lease to PSE and as of June 30, 2026, PSE recorded $122.6 million in right-of-use assets and $122.1 million in lease liabilities, included in the Company's consolidated balance sheets.

Supplemental balance sheet information related to leases was as follows:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At June 30,		At December 31,
Operating Leases	2026		2025
Operating lease right-of-use assets - other	$240,217		$244,055
Operating lease right-of-use assets - purchased power	192,977		216,935
Total operating lease right-of-use assets	$433,194		$460,990

Operating lease liabilities - other, current	$22,570		$21,830
Operating lease liabilities - purchased power, current	84,061		82,410
Operating lease liabilities - other, long-term	225,950		230,686
Operating lease liabilities - purchased power, long-term	108,812		134,673
Total operating lease liabilities	$441,393		$469,599
Finance Leases
Common plant	$120,783		$124,343
Natural gas plant	119		209
Electric plant	33,815		34,924
Total finance lease assets	$154,717		$159,476

Other current liabilities	$5,623		$5,586
Finance lease liabilities	164,681	—	167,426
Total finance lease liabilities	$170,304		$173,012

(10) Other

Long-Term Debt
On March 27, 2026, Puget Energy issued $450.0 million aggregate principal amount of 7.000% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2056, Series A (the “Initial Series A Notes”) and $450.0 million aggregate principal amount of 7.250% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2056, Series B (the “Initial Series B Notes” and together with the Initial Series A Notes, the “Initial Notes”), in private offerings exempt from registration under the Securities Act of 1933, as amended, pursuant to a Junior Subordinated Indenture, dated as of March 27, 2026 (the “Base Indenture”), as supplemented by the First Supplemental Indenture dated as of March 27, 2026 (together with the Base Indenture, the “Junior Subordinated Indenture”). Interest on the Initial Notes accrues from March 27, 2026 and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2026. The Initial Notes mature on September 15, 2056. The Initial Series A Notes bear interest (i) from and including March 27, 2026 to, but excluding, September 15, 2031 at an annual rate of 7.000% and (ii) from and including September 15, 2031, during each Series A Interest Reset Period (as defined in the Junior Subordinated Indenture) at an annual rate equal to the average of the yields on actively traded United States Treasury securities adjusted to constant maturity, for five-year maturities, for the most recent five business days as of the most recent determination date (the “Five-Year Treasury Rate”), plus 2.961%; provided, that the interest rate during any Series A Interest Reset Period will not reset below 7.000% (which equals the initial interest rate on the Initial Series A Notes). The Initial Series B Notes bear interest (i) from and including March 27, 2026 to, but excluding, September 15, 2036 at an annual rate of 7.250% and (ii) from and including September 15, 2036, during each Series B Interest Reset Period (as defined in the Junior Subordinated Indenture) at an annual rate equal to the Five-Year Treasury Rate as of the most recent determination date, plus 2.848%; provided, that the interest rate during any Series B Interest Reset Period will not reset below 7.250% (which equals the initial interest rate on the Initial Series B Notes). So long as no Event of Default (as defined in the Junior Subordinated Indenture) with respect to the Initial Notes has occurred and is continuing, Puget Energy may, at its option, defer interest payments on the Initial Notes on one or more occasions for up to 10 consecutive years. In the event that Puget Energy were to exercise such right to defer interest on the Initial Notes, Puget Energy would not be able to pay cash dividends during the periods in which such payments were deferred. Proceeds from the issuance of the Initial Notes were used to pay down the outstanding balance on the Puget Energy senior secured credit facility and for general corporate purposes.

On May 14, 2026, Puget Energy filed a Form S-4 Registration Statement, which was declared effective by the SEC on May 22, 2026. On May 22, 2026, Puget Energy launched exchange offers for holders of the Initial Series A Notes and the Initial Series B Notes to receive registered Series A Notes (the “Registered Series A Notes”) and registered Series B Notes (the “Registered Series B Notes” and together with the Registered Series A Notes, the “Registered Notes”) with substantially identical terms as the Initial Series A Notes and the Initial Series B Notes, respectively. The exchange offers expired on June 23, 2026, and all Initial Series A Notes and $449.5 million aggregate principal amount of Initial Series B Notes were exchanged and settled on June 29, 2026 for the Registered Series A Notes and the Registered Series B Notes, respectively.
The Initial Notes and the Registered Notes are Puget Energy’s unsecured junior subordinated obligations and rank junior in right of payment to all of Puget Energy’s Senior Indebtedness (as defined in the Junior Subordinated Indenture). The Initial Notes and the Registered Notes rank equally in right of payment with all of Puget Energy’s existing and future junior indebtedness.

Liquidity Facilities and Other Financing Arrangements
On May 18, 2026, Puget Energy entered into the third amended and restated credit agreement, which amended and restated its existing $800.0 million credit facility, extended the maturity date of the existing credit facility and modified the maximum leverage ratio from 0.65 to 1.00, previously, to 0.675 to 1.00. Otherwise, the terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The proceeds of the Puget Energy credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 18, 2031. As of June 30, 2026, no amount was drawn and outstanding under Puget Energy's credit facility.
On May 18, 2026, PSE entered into the second amended and restated credit agreement, which amended and restated its existing facility, extended the maturity date of the existing credit facility and increased the aggregate commitment from $800.0 million to $1.0 billion. Otherwise, the terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The proceeds of the PSE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 18, 2031. As of June 30, 2026, there was $220.0 million outstanding under the commercial paper program at PSE and no amount was drawn under PSE's credit facility.
Outside of the credit facility, PSE maintains a standby letter of credit with TD Bank allowing for standby letter of credit postings of up to $300.0 million as a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions. As of June 30, 2026, $8.0 million was issued under the standby letter of credit with TD Bank in support of natural gas purchases and carbon allowance purchases. PSE also posted cash collateral of $52.3 million to Intercontinental Exchange for purchased power trading. Additionally, PSE secured rights to $79.3 million of GHG emission allowances under the CCA, which did not clear until July 1, 2026 and thus was included in restricted cash. In support of purchase power contracts, PSE posted no cash collateral and maintained three standby letters of credit in the amounts of $11.9 million, $55.0 million and $9.6 million. In support of a funding participant contract, PSE has a $13.4 million standby letter of credit.
For further information on the Company's long-term and short-term debt, credit facilities and other financing arrangements, see Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Utility Plant
Beaver Creek Wind Project Phase 2
On March 30, 2026, PSE entered into a turbine supply agreement with GE Renewables North America, LLC to purchase 21 wind turbine generators for a total of $80.1 million. The wind turbine generators are expected to be delivered in 2028.

Battle Butte Solar Project
On November 14, 2025, PSE executed a membership interest purchase agreement to acquire development rights for a utility-scale solar project located in Stillwater County, Montana. On February 20, 2026, PSE entered into a purchase agreement for photovoltaic modules with an aggregate capacity of 178.0 MW direct current for this project. The total commitment under the module purchase agreement is approximately $60.0 million. As of June 30, 2026, an immaterial amount was recorded in Utility plant - Electric plant, including CWIP, related to this project.

Beaver Creek Wind Project
Beaver Creek Wind Project is a utility-scale wind project located in Stillwater County, Montana, with nameplate capacity of 248.0 MW that commenced commercial operations in August 2025. On April 15, 2026 and April 16, 2026, PSE transferred the remaining portion of its ITC from the Beaver Creek wind project for net proceeds of $51.7 million and $46.3 million, respectively. PSE does not anticipate any additional tax credit transfers in 2026. As of June 30, 2026, the remaining accumulated deferred ITC balance of $181.1 million was recorded to the "Unamortized investment tax credit" financial statement line item, which will be passed back to customers over the life of the project.

Appaloosa Solar Project
Appaloosa Solar Project is a utility-scale solar project located in Garfield County, Washington with an expected nameplate capacity of 142.0 MW that is expected to commence commercial operations in 2027. On December 22, 2023, PSE executed and closed a membership interest purchase agreement with HQC Solar Holdings 1, LLC for a 100% ownership interest in Appaloosa Solar Project LLC. Total consideration is expected to be $20.3 million, of which $18.6 million was paid as of June 30, 2026 and the remaining balance is expected to be paid in 2027. On August 30, 2024, PSE entered into an Engineering, Procurement, and Construction agreement to complete the design and construction of the project. Total consideration is expected to be approximately $266.8 million. As of June 30, 2026, $147.8 million was recorded in Utility plant - Electric plant, including CWIP, related to this project.

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

The following tables present financial information about the regulated utility segment and reconciliation to Puget Energy consolidated financial statements:

Puget Energy	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(Dollars in Thousands)	Regulated Utility	Other	Total	Regulated Utility	Other	Total
Revenue	$1,303,916	$8,888	$1,312,804	$3,144,434	$16,627	$3,161,061
Depreciation and amortization	210,996	1,669	212,665	421,684	3,344	425,028
Income tax (benefit) expense	16,515	(6,133)	10,382	54,368	(18,257)	36,111
Non-utility expense and other	4,192	4,097	8,289	9,818	11,224	21,042
Interest expense	92,257	42,346	134,603	183,141	74,729	257,870
Net income	79,745	(30,046)	49,699	326,183	(53,652)	272,531
Total assets	19,195,602	2,447,666	21,643,268	19,195,602	2,447,666	21,643,268
Construction expenditures	438,912	64	438,976	851,110	80	851,190

Puget Energy	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in Thousands)	Regulated Utility	Other	Total	Regulated Utility	Other	Total
Revenue	$1,110,972	$9,493	$1,120,465	$2,703,992	$18,476	$2,722,468
Depreciation and amortization	207,852	1,684	209,536	416,545	3,367	419,912
Income tax (benefit) expense	4,410	(5,345)	(935)	32,225	(12,662)	19,563
Non-utility expense and other	10,470	6,944	17,414	19,245	13,496	32,741
Interest expense	84,637	31,564	116,201	169,557	59,306	228,863
Net income	68,320	(24,146)	44,174	254,334	(42,604)	211,730
Total assets	17,310,818	1,925,503	19,236,321	17,310,818	1,925,503	19,236,321
Construction expenditures	376,611	132	376,743	730,046	279	730,325

There are no significant segment expenses used by the chief operating decision maker to manage the segment’s operations that are not included in the Consolidated Statements of Income. PSE recognized revenue from Puget LNG for gas transportation services of $1.5 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. These revenues are eliminated in Puget Energy's Consolidated Statements of Income. Puget LNG is charged tariff rates that are approved by the Washington Commission.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for the period ended June 30, 2026 compared to 2025. For discussion related to the results of operations and changes in financial condition for the period ended June 30, 2025 compared to 2024 refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended June 30, 2025 Form 10-Q, which was filed with the United States Securities and Exchange Commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors"

included in Part I, Item 1A in Puget Energy's and PSE's Form 10-K for the period ended December 31, 2025. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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

Electric	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Conservation service rider	120	260128	May 1, 2026	0.9%	$35.3
Federal incentive credit tracker[1]	95A	260224	May 1, 2026	(1.1)	(35.0)
Property tax tracker	140	260218	May 1, 2026	(0.03)	(1.4)
Revenue decoupling adjustment mechanism	142	260213	May 1, 2026	0.7	29.0
Transportation electrification plan	141TEP	260206	May 1, 2026	(0.04)	(1.5)
Wildfire prevention tracker	141WFP	250931	March 21, 2026	0.6	21.6
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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document and provides significant items that impacted PSE’s results of operations for the three and six months ended June 30, 2026 and June 30, 2025.

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
The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating income (loss)	$156,929	$125,438	$497,461	$386,792
Electric operating revenue	$1,015,155	$832,355	$2,275,734	$1,859,303
Purchased electricity	(429,427)	(276,118)	(984,942)	(657,646)
Electric generation fuel	(22,254)	(71,608)	(46,894)	(163,232)
Residential exchange	15,718	17,367	38,431	44,601
Electric margin (non-GAAP)	$579,192	$501,996	$1,282,329	$1,083,026
Natural gas operating revenue	$288,704	$271,283	$868,525	$837,256
Purchased natural gas	(102,598)	(97,484)	(334,585)	(343,999)
Natural gas margin (non-GAAP)	$186,106	$173,799	$533,940	$493,257
Other operating revenue	$57	$7,334	$175	$7,433
Utility operation and maintenance	(230,766)	(207,957)	(505,587)	(440,342)
Non-utility expense and other	(4,192)	(10,470)	(9,818)	(19,245)
Depreciation and amortization	(257,266)	(244,159)	(525,099)	(500,732)
Taxes other than income taxes	(116,202)	(95,105)	(278,479)	(236,605)
Operating income (loss)	$156,929	$125,438	$497,461	$386,792

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended June 30, 2026 and 2025:

Electric Margin
Three Months Ended
2026 to 2025 comparison

800
700
600
500
400
$ (Millions)
502.0
195.4
(47.3)
(7.5)
(2.1)
44.2
(153.3)
49.4
(1.6)
579.2
2025 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2026 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended June 30, 2026 compared to 2025
Electric Operating Revenue
Electric operating revenues increased $182.8 million from the prior year primarily due to changes in the following key drivers: electric retail sales, sales to other utilities, decoupling revenue and transportation and other revenue. These items are discussed in detail below.
•Electric retail sales increased $195.4 million primarily from rate increases resulting in an additional $173.4 million in sales compared to the prior year and an increase in retail electricity usage of 2.6% or $22.0 million. The increase in rates is primarily due to the power cost tariff filing effective January 1, 2026; this rate increase was partially offset by lower Schedule 111 rates due to the pass-back of CCA no-cost allowance values. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The increase in retail usage was primarily due to an increase in residential, commercial and industrial usage of 2.7%, 1.8% and 10.4%, respectively, due to an increase in cooling degree days of 80.0% in 2026 as compared to 2025.
•Sales to other utilities decreased $47.3 million primarily due to a 42.9% decrease in wholesale sales volume driven by a 69.8% decrease in the average price of electric wholesale sales. Decreased wholesale sales volume was related to decreased supply, resulting from lower volumes of economic generation from PSE's energy supply assets in 2026 compared to 2025, which was influenced by lower wholesale power prices and Washington carbon prices that were

9.2% higher in 2026 as compared to 2025. Lower wholesale power prices were largely the result of higher regional energy supply driven by higher Mid-Columbia hydro production.
•Decoupling revenue decreased $7.5 million which was attributable to $6.2 million and $1.3 million decreases in delivery and fixed production cost deferral revenues, respectively. The decreased decoupling revenue was driven primarily by increased usage in the three months ended June 30, 2026 compared to the same period in 2025.
•Transportation and other revenue increased $44.2 million primarily due to the start of a regulatory offset of CCA electric no-cost values of $55.3 million, which were passed back to customers as credits on billed revenue and included within electric retail revenues above. The increases were partially offset by a decrease of non-core gas sales of $8.4 million driven by decreases in both the sales and cost of sales in 2026 as compared to 2025 and an increase in natural gas financial hedging costs, and a decrease of $5.5 million related to deferrals under Schedule 129D. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report.

Electric Power Costs
Electric power costs increased $105.6 million primarily due to changes in the following key drivers: purchased electricity and electric generation fuel. These items are discussed in detail below:
•Purchased electricity increased $153.3 million primarily due to a 44.0% increase in wholesale purchase costs and a 11.4% increase in wholesale electricity volumes and capacity purchases in 2026 compared to 2025, driven by open market purchases as market price conditions became more favorable relative to internal generation dispatch from PSE energy supply assets.
•Electric generation fuel decreased $49.4 million primarily driven by a $40.9 million decrease in natural gas fuel costs resulting from lower natural gas prices and a 92.1% decrease in gas-fired combustion turbine (CT) generation. The decrease in gas-fired CT generation was driven by reduced economic dispatch of PSE's gas-fired energy supply assets in 2026 compared to 2025, influenced by lower wholesale power prices and Washington carbon prices that were 9.2% higher as discussed above. Additionally, Colstrip fuel expense decreased $8.4 million due to the transfer of PSE's interest in Colstrip Units 3 and 4 to NorthWestern Energy on January 1, 2026, and thus Colstrip no longer served PSE customers in the three months ended June 30, 2026 compared to the same period in 2025.

The following chart displays the details of PSE's electric margin changes for the six months ended June 30, 2026 and 2025:

Electric Margin
Six Months Ended
2026 to 2025 comparison
$ (Millions)
1,750
1,500
1,250
1,000
1,083.0
414.7
(90.5)
1.7
(1.2)
91.8
(327.3)
116.3
(6.2)
1,282.3
2025 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2026 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six Months Ended June 30, 2026 compared to 2025
Electric Operating Revenue
Electric operating revenues increased $416.4 million from the prior year primarily due to changes in the following key drivers: electric retail sales, sales to other utilities and transportation and other revenue. These items are discussed in detail below.
•Electric retail sales increased $414.7 million primarily from rate increases resulting in an additional $452.6 million in sales compared to the prior year, partially offset by a decrease in retail electricity usage of 1.6% or $37.9 million. The increase in rates is primarily due to the power cost tariff filing effective January 1, 2026; this rate increase was partially offset by lower Schedule 111 rates due to the pass-back of CCA no-cost allowance values. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The decrease in retail usage was primarily due to a decrease in residential and commercial usage of 2.3% and 0.9%, respectively, due to a decrease in heating degree days of 8.9% in 2026 as compared to 2025.
•Sales to other utilities decreased $90.5 million primarily due to a 32.1% decrease in wholesale sales volume driven by a 58.4% decrease in the average price of electric wholesale sales. Decreased wholesale sales volume was related to decreased supply, resulting from lower volumes of economic generation from PSE's energy supply assets in 2026 compared to 2025 which was influenced by lower wholesale power prices and Washington carbon prices that were 21.2% higher in 2026 as compared to 2025. Lower wholesale power prices were largely the result of higher regional energy supply driven by higher Mid-Columbia hydro production.

•Transportation and other revenue increased $91.8 million primarily due to the start of a regulatory offset of CCA electric no-cost values of $126.6 million, which were passed back to customers as credits on billed revenue and included within electric retail revenues above, and an increase in transmission revenue of $4.7 million. The increases were partially offset by (i) a decrease of non-core gas sales of $33.1 million driven by an increase in natural gas financial hedging costs of $21.6 million and an $11.5 million change in net gas sales in 2026 as compared to 2025, (ii) a decrease of $9.6 million related to deferrals under Schedule 129D, and (iii) $6.1 million related to the Beaver Creek wind facility generating an investment tax credit that was monetized and passed back to customers See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report.

Electric Power Costs
Electric power costs increased $217.1 million primarily due to changes in the following key drivers: purchased electricity, electric generation fuel and residential exchange credits. These items are discussed in detail below:
•Purchased electricity increased $327.3 million primarily due to a 22.5% increase in wholesale purchase costs and a 23.8% increase in wholesale electricity volumes and capacity purchases in 2026 compared to 2025, driven by open market purchases as market conditions became more favorable relative to internal generation dispatch from PSE energy supply assets.
•Electric generation fuel decreased $116.3 million primarily driven by a $92.3 million decrease in natural gas fuel costs resulting from lower natural gas prices and a 94.1% decrease in gas-fired combustion turbine (CT) generation. The decrease in gas-fired CT generation was driven by reduced economic dispatch of PSE's gas-fired energy supply assets in 2026 compared to 2025, influenced by lower wholesale power prices and Washington carbon prices that were 21.2% higher as discussed above. Additionally, Colstrip fuel expense decreased $24.0 million due to the transfer of PSE's interest in Colstrip Units 3 and 4 to NorthWestern Energy on January 1, 2026, and thus Colstrip no longer served PSE customers in the six months ended June 30, 2026 compared to the same period in 2025.
•Residential exchange credits decreased by $6.2 million due to a 0.5% change in the amount of credits to be passed back to customers effective October 1, 2025 and a decrease in residential usage of 2.7%; see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended June 30, 2026 and 2025:

Natural Gas Margin
Three Months Ended
2026 to 2025 comparison
200
190
180
170
160
$ (Millions)
173.8
10.8
(0.1)
1.2
5.5
(5.1)
186.1
2025 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2026 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended June 30, 2026 compared to 2025
Natural Gas Operating Revenue
Natural gas operating revenue increased $17.4 million primarily due to changes in the following key drivers: retail sales and transportation and other revenue. These items are discussed in detail below.
•Natural gas retail sales increased $10.8 million primarily due to an increase in rates of $15.3 million partially offset by a decrease in natural gas load of 1.6%, or $4.5 million. The increase in rates is primarily driven by Schedule 111 that includes a charge for CCA natural gas allowance costs and a pass back of CCA auction proceeds, Schedule 129D Bill discount rate rider, Schedule 120 Conservation service rider, and Schedule 140 Property tax tracker. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for natural gas rate changes. The decrease in natural gas load was driven by a decrease in heating degree days of 6.0% in the three months ended June 30, 2026 as compared to 2025.

•Transportation and other revenue increased $5.5 million due to an increase of $5.3 million related to the regulatory offset of CCA auction proceeds, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above and an increase in transportation revenue of $3.7 million. The increase was partially offset by a decrease of $3.0 million related to deferrals under Schedule 129D; for additional information see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Natural Gas Energy Costs
•Purchased natural gas expense increased $5.1 million primarily due to an increase of $15.1 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above. This increase was partially offset by a decrease in the PGA rates in November 2025 and a decrease in natural gas usage of 1.6%. For natural gas rate changes and details on the PGA, see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The following chart displays the details of PSE's natural gas margin changes for the six months ended June 30, 2026 and 2025:

Natural Gas Margin
Six Months Ended
2026 to 2025 comparison
550
525
500
475
450
$ (Millions)
493.3
11.7
10.8
(2.0)
10.7
9.4
533.9
2025 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2026 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Six Months Ended June 30, 2026 compared to 2025
Natural Gas Operating Revenue
Natural gas operating revenue increased $31.3 million primarily due to changes in the following key drivers: retail sales, decoupling revenue and transportation and other revenue. These items are discussed in detail below.
•Natural gas retail sales increased $11.7 million primarily due to an increase in rates of $81.1 million partially offset by a decrease in natural gas load of 7.9%, or $69.4 million. The increase in rates is primarily driven by Schedule 111 that includes a charge for CCA natural gas allowance costs and a pass back of CCA auction proceeds, Schedule 129D Bill discount rate rider, Schedule 129 Low income program, Schedule 120 Conservation service rider, Schedule 140 Property tax tracker and a marginal increase in base rates from the 2024 GRC. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for natural gas rate changes. The decrease in natural gas load was driven by a decrease in heating degree days of 8.9% in the six months ended June 30, 2026 as compared to 2025.
•Decoupling revenue increased $10.8 million primarily due to decreased natural gas usage, as mentioned above. This resulted in actual decoupling revenues being higher than the allowed revenues by a less significant margin in 2026 as compared to 2025.
•Transportation and other revenue increased $10.7 million due to an increase of $14.3 million related to the regulatory offset of CCA auction proceeds, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above and an increase in transportation revenue of $6.3 million. The increase was partially offset by a decrease of $6.9 million related to deferrals under Schedule 129D. For additional information see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Natural Gas Energy Costs
•Purchased natural gas expense decreased $9.4 million primarily due to a decrease in the PGA rates in November 2025 and a decrease in natural gas usage of 7.9%. For natural gas rate changes and details on the PGA, see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The decrease was partially offset by an increase of $40.4 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended June 30, 2026 and 2025:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2026 to 2025 comparison
$ (Millions)
700
650
600
550
614.8
22.8
(6.3)
13.1
21.1
(2.5)
10.5
12.1
685.6
2025 Expenses (Income)
Utility O & M
Non-Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2026 Expenses (Income)

Three Months Ended June 30, 2026 compared to 2025
•Utility operations and maintenance expense increased $22.8 million primarily due to increases in the following: (i) $10.5 million increase in deferred O&M recognized related to approved trackers that are being recovered through rates, (ii) $5.0 million of increased amortization of bad debt deferral recovery, and (iii) $4.6 million in labor expense related to Operations Support driven by additional resources and marginal salary increases. For regulatory schedule information and rate changes, see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
•Non-utility and other expense decreased $6.3 million primarily due to $5.9 million of costs associated with sales of land at PSE's wholly-owned subsidiary, Puget Western Inc. in May 2025.
•Depreciation and amortization expense increased $13.1 million primarily due to a $10.0 million increase in conservation amortization from an increase in conservation rates effective May 1, 2025, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report.
•Taxes other than income taxes increased $21.1 million primarily due to an increase of $12.0 million and $7.7 million in municipal and state excise taxes, respectively, driven by higher revenue in 2026 compared to 2025.

Other Income, Interest Expense and Income Tax Expense
•Interest expense increased $10.5 million primarily due to an increase of $7.0 million in interest expense due to the September 2025 PSE bond issuance and an increase of $2.9 million of AFUDC - debt driven by a decrease in the average short term debt rate.
•Income tax expense increased $12.1 million primarily driven by an increase in pre-tax book income in 2026 as compared to 2025.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the six months ended June 30, 2026 and 2025:

Other Operating Expenses and Other Income (Deductions)
Six Months Ended
2026 to 2025 comparison

1,600
1,400
1,200
1,000
$ (Millions)
1,329.4
65.2
(9.4)
24.4
41.9
(3.1)
19.7
22.1
1,490.3
2025 Expenses (Income)
Utility O & M
Non-Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2026 Expenses (Income)

Six Months Ended June 30, 2026 compared to 2025
•Utility operations and maintenance expense increased $65.2 million primarily due to increases in the following: (i) $13.6 million increase in deferred O&M recognized related to approved trackers that are being recovered through rates, (ii) $21.8 million related to customer service expense, driven by an increase in Schedule 129 Low income program in electric and natural gas rates, (iii) $14.0 million of increased amortization of bad debt deferral recovery, (iv) $7.8 million in labor expense related to Operations Support driven by additional resources and marginal salary increases, (v) $5.8 million of increased outside service expenses driven by higher contractor and consulting spend largely related to new resource acquisition work in 2026 compared to 2025, (vi) $4.7 million in legal fees related to rate case matters and (vii) $4.0 million in distribution maintenance related to scheduling and management of deferrable loads. The increases were partially offset by a $16.1 million decrease in maintenance expenses specific to steam generation, which was primarily driven by the transfer of PSE's ownership interest in Colstrip Units 3 and 4 to NorthWestern Energy on January 1, 2026. For regulatory schedule information and rate changes, see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
•Non-utility and other expense decreased $9.4 million primarily due to $5.9 million of costs associated with sales of land at PSE's wholly-owned subsidiary, Puget Western Inc. in May 2025 and a decrease in the long-term incentive plan of $3.2 million in 2026 as compared to 2025.
•Depreciation and amortization expense increased $24.4 million primarily due to the following: (i) a $19.2 million increase in conservation amortization from an increase in conservation rates effective May 1, 2025 and (ii) electric transmission and distribution depreciation of $12.1 million due to net additions of primarily poles, substation equipment, conduit and conductors. These increases were partially offset by decreases in natural gas plant amortization and electric general plant depreciation of $2.9 million and $2.7 million, respectively. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report.
•Taxes other than income taxes increased $41.9 million primarily due to an increase of $21.9 million and $16.5 million in municipal and state excise taxes, respectively, driven by higher revenue in 2026 compared to 2025.

Other Income, Interest Expense and Income Tax Expense
•Interest expense increased $19.7 million primarily due to an increase of $14.0 million in interest expense due to the September 2025 PSE bond issuance and $6.2 million of AFUDC - debt driven by driven by a decrease in the average short term debt rate.
•Income tax expense increased $22.1 million primarily driven by an increase in pre-tax book income in 2026 as compared to 2025.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended June 30, 2026 and 2025 is as follows:

Puget Energy Summary Results of Operation
Three Months Ended
2026 to 2025 comparison

$ (Millions)
75
50
25
0
44.2
11.4
(0.2)
2.0
2.8
(11.2)
0.7
49.7
2025 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2026 Puget Energy Net Income

Three Months Ended June 30, 2026 compared to 2025
Summary Results of Operation
Puget Energy’s net income increased by $3.3 million. This is primarily due to: (i) an increase in PSE's net income of $11.4 million, (ii) less expenditure in non-utility expense and other of $2.8 million and (iii) increased other operating revenue and income of $2.0 million. The increases were partially offset by an increase in interest expense of $11.2 million, which was mainly driven by interest expense accrued for the $900.0 million Junior Subordinated Notes issued in March 2026.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the six months ended June 30, 2026 and 2025 is as follows:

Puget Energy Summary Results of Operation
Six Months Ended
2026 to 2025 comparison
$ (Millions)
300
200
100
0
211.7
71.8
(2.1)
0.5
1.8
(16.2)
5.0
272.5
2025 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2026 Puget Energy Net Income

Six Months Ended June 30, 2026 compared to 2025
Summary Results of Operation
Puget Energy’s net income increased by $58.6 million. This is primarily due to: (i) an increase in PSE's net income of $71.8 million and (ii) increased tax benefits of $5.0 million. The increases were partially offset by an increase in interest expense of $16.2 million, which was driven by interest expense accrued for Puget Energy's $600.0 million bond issuance in March 2025 and the $900.0 million Junior Subordinated Notes issued in March 2026.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, during the six months ended June 30, 2026, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $260.1 million through 2028. For further information, see Part II, Item 8, Note 15, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements
As of June 30, 2026, the Company had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on the Company's financial condition. The Company does have standby letter of credit arrangements. For more information, see Note 10, "Other" in the Combined Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and improve energy system reliability.  Construction expenditures, excluding equity AFUDC, totaled $851.2 million for the six months ended June 30, 2026. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Six Months Ended June 30,
(Dollars in Thousands)	2026	2025	Change
Net income	$326,183	$254,334	$71,849
Non-cash items[1]	546,235	496,886	49,349
Changes in cash flow resulting from working capital[2]	(100,559)	(65,503)	(35,056)
Proceeds from sale of transferable tax credits	97,968	—	97,968
Regulatory assets and liabilities	59,543	(37,628)	97,171
Purchased gas adjustment	(19,088)	35,123	(54,211)
GHG emission allowances	(88,257)	(90,587)	2,330
Other non-current assets and liabilities[3]	(10,828)	10,200	(21,028)
Net cash provided by operating activities	$811,197	$602,825	$208,372
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

Six Months Ended June 30, 2026 compared to 2025
Cash generated from operations for the six months ended June 30, 2026 increased by $208.4 million, which includes a net income increase of $71.8 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flows resulting from non-cash items increased $49.3 million primarily due to: (i) an increase of $19.2 million in conservation amortization, (ii) a $16.4 million increase due to lower usage of CCA no cost emission allowances compared to values passed back in Schedule 111 for electric, (iii) a change in equity AFUDC of $11.9 million, (iv) an increase of $8.4 million related to amortization of deferred return on PSE's share of the Tacoma LNG investment, and (v) an increase in depreciation and amortization of $5.1 million. The increases were partially offset by: (i) a decrease of $5.5 million related to the deferral of energy exchange costs, (ii) $4.8 million of ITC amortization and (iii) a decrease in deferred taxes of $4.6 million.
•Cash flows resulting from changes in working capital decreased $35.1 million primarily due to: (i) an increase in cash outflow of $24.2 million mainly due to higher prepayments for purchased electricity, (ii) increased cash outflow of $21.8 million due to higher inventory of material and supplies, and (iii) change in natural gas and fuel inventory led to decreased cash inflow of $8.5 million. The decreases were partially offset by: (i) cash inflow of $10.6 million due to the change in taxes payable and (ii) an increase in cash inflow of $9.2 million due to the timing of accounts receivable and unbilled revenue collections, as the balance of accounts receivable and unbilled revenue decreased $122.0 million in 2026 compared to a decrease of $112.8 million in 2025.
•Cash flows resulting from proceeds from sale of transferable tax credits was $98.0 million in 2026, which related to a partial sale of ITCs generated from the Beaver Creek Wind Project that commenced commercial operations in August 2025.
•Cash flows resulting from regulatory assets and liabilities increased $97.2 million primarily due to a $99.4 million cash inflow that was driven by the combined effect of lower power costs in first half of 2026 and recovery of prior year PCA imbalances compared to the same period in 2025, when costs exceeded baseline rates. The increase was partially offset by $10.1 million cash outflow related to revenue decoupling mechanism, which had cash inflows of $24.5 million in 2026 compared to $34.6 million in 2025.
•Cash flows resulting from purchased gas adjustment decreased $54.2 million, primarily due to a $48.9 million decrease in allowed PGA recovery in 2026 compared to 2025 with a $5.3 million increase in actual natural gas cost.
•Cash flow resulting from GHG emission allowances increased $2.3 million due to changes in purchases made to obtain the Washington emission allowances for GHG emissions associated with the Company's electric and natural gas business activities in compliance with the CCA.
•Other non-current assets and liabilities decreased $21.0 million, which is primarily due to: (i) $13.2 million increased cash outflow driven by higher long-term incentive payments in 2026 compared to 2025 and (ii) $2.8 million increased cash outflow for fees related to PSE's credit agreement amendment in May 2026.

Puget Energy	Six Months Ended June 30,
(Dollars in Thousands)	2026	2025	Change
Net income	$(53,652)	$(42,604)	$(11,048)
Non-cash items[1]	18,863	8,693	10,170
Changes in cash flow resulting from working capital[2]	15,644	9,532	6,112
Other non-current assets and liabilities[3]	(1,223)	(2,137)	914
Net cash provided by operating activities	$(20,368)	$(26,516)	$6,148
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
Six Months Ended June 30, 2026 compared to 2025
Cash generated from operations for the six months ended June 30, 2026, in addition to the changes discussed at PSE above, increased by $6.1 million compared to the same period in 2025, which includes a net income decrease of $11.0 million.
•Changes in cash flow resulting from non-cash items increased $10.2 million primarily due to a $12.0 million change in deferred taxes.
•Changes in cash flow resulting from working capital increased $6.1 million, largely driven by a $8.2 million cash inflow from changes in interest accruals.

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

In the first quarter of 2026, Moody's, S&P and Fitch issued rating agency reports and maintained both Puget Energy (Baa3/BBB-/BBB-) and PSE (Baa1/BBB/BBB+) credit ratings and retained stable outlooks from all three agencies. Thus, as of June 30, 2026, both Puget Energy and PSE have stable outlooks from Moody’s, S&P and Fitch. Although neither Puget Energy nor PSE have any outstanding debt whose maturity would be accelerated upon a ratings downgrade, Management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near-term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.

Puget Sound Energy
Debt Restrictive Covenants
PSE’s future long-term financings and ability to issue additional secured debt may be limited by certain restrictions contained in its electric and natural gas mortgage indentures. Under the most restrictive tests, at June 30, 2026, PSE could issue:
•Approximately $4.0 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $5.8 billion of electric bondable property available for issuance; and
•Approximately $3.1 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $4.5 billion of natural gas bondable property available for issuance.

Dividend Payment Restrictions
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of EBITDA to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 48.9% at June 30, 2026, and the EBITDA to interest expense ratio was 5.4 to 1.0 for the twelve months ended June 30, 2026.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
At June 30, 2026, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
For more information on PSE's credit facilities, long-term debt, demand promissory note, and shelf registrations see Note 10, "Other" included in Part I, Item 1 of this report and Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Puget Energy
Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.8 to 1.0 for the twelve months ended June 30, 2026.
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
At June 30, 2026, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of June 30, 2026.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For further details, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
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

Item 5.         Other Information

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

* **	10.1	Third Amended and Restated Credit Agreement dated May 18, 2026 among Puget Energy Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto.
* **	10.2	Second Amended and Restated Credit Agreement dated May 18, 2026 among Puget Sound Energy Inc., as Borrower, Mizuho Bank, LTD., as Administrative Agent, and the lenders party thereto.
*	22.1	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
*	31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended June 30, 2026 filed on July 29, 2026 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.
** Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stacy Smith
Stacy Smith Controller & Principal Accounting Officer
Date:	July 29, 2026