Form 10-Q
period 2026-09-30
PUGET ENERGY INC /WA; PUGET SOUND ENERGY INC
filed 2026-11-05
CIK 1085392, 81100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

DEFINITIONS

AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
CCA	Climate Commitment Act
CETA	Clean Energy Transformation Act
CWIP	Construction Work in Progress
EBITDA	Earnings Before Interest, Tax, Depreciation and Amortization
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse gases
GRC	General Rate Case
IOU	Investor-Owned Utility
ISDA	International Swaps and Derivatives Association
ITC	Investment tax credits
LNG	Liquefied Natural Gas
MMBtu	One Million British Thermal Units
MWh	Megawatt Hour (one MWh equals one thousand kWh)
MYRP	Multi-year Rate Plan
NAESB	North American Energy Standards Board
PCA	Power Cost Adjustment
PGA	Purchased Gas Adjustment
PPA	Power Purchase Agreement
PSE	Puget Sound Energy, Inc.
PTC	Production Tax Credit
Puget Energy	Puget Energy, Inc.
Puget Holdings	Puget Holdings LLC
Puget LNG	Puget LNG, LLC
ROU	Right-of-Use
SERP	Supplemental Executive Retirement Plan
VIE	Variable Interest Entity
Washington Commission	Washington Utilities and Transportation Commission
WDOE	Washington Department of Ecology
WSPP	WSPP, Inc.

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

FORWARD-LOOKING STATEMENTS
Puget Energy and PSE include the following cautionary statements in this Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of Puget Energy or PSE.  This report includes forward-looking statements, which are statements of expectations, beliefs, plans, objectives and assumptions of future events or performance.  Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” or similar expressions are intended to identify certain of these forward-looking statements and may be included in discussion of, among other things, our anticipated operating or financial performance, business plans and prospects, planned capital expenditures and other future expectations. In particular, these include statements relating to future actions, business plans and prospects, future performance, expenses, the outcome of contingencies, such as legal proceedings, government regulation and financial results.
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

●	Changes in tax law, related regulations or differing interpretation, or enforcement of applicable law by the Internal Revenue Service or other taxing jurisdiction (including the eligibility and availability of tax credits, and their effects on construction timelines of certain projects); and PSE's ability to recover costs in a timely manner arising from such changes;
●	Inability to realize deferred tax assets and use tax credits due to insufficient future taxable income;
●	Accidents or natural disasters, such as hurricanes, windstorms, earthquakes, floods, landslides, fires and wildfires (either affecting or caused by PSE's facilities or infrastructure), extreme weather conditions and other acts of God, terrorism, asset-based or cyber-based attacks (including attacks supported or enhanced by artificial intelligence), pandemics or similar significant events can delay projects, interrupt service and lead to lost revenue, cause temporary supply disruptions and/or price spikes in the cost of fuel and raw materials, impose extraordinary costs, and subject the Company to liability;
●	The development, adoption and use of artificial intelligence by PSE and its third-party vendors, including the ability to implement and integrate such technology successfully, related risks to data privacy, cybersecurity and operations, and changes in laws or regulations governing the use of artificial intelligence;
●	Commodity price risks associated with procuring natural gas and power in wholesale markets from creditworthy counterparties;
●	Wholesale market disruption, which may result in a deterioration of market liquidity, increase the risk of counterparty default, affect the regulatory and legislative process in unpredictable ways, negatively affect wholesale energy prices and/or impede PSE's ability to manage its energy portfolio risks and procure energy supply, affect the availability and access to capital and credit markets and/or impact delivery of energy to PSE from its suppliers;
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

●	Variable hydrological and wind conditions, which can impact PSE's ability to generate electricity from hydroelectric facilities and wind facilities, respectively;
●	The ability to renew contracts for electric and natural gas supply and the price and terms of renewal;
●	Industrial, commercial and residential growth and demographic patterns in the service territories of PSE, including demand from data centers and other large load customers, such as those supporting artificial intelligence;
●	General economic conditions in the Pacific Northwest, such as inflation, which may impact customer consumption or affect PSE's accounts receivable;
●	The loss of significant customers, changes in the business of significant customers or the condemnation of PSE's facilities as a result of municipalization or other government action or negotiated settlement, which may result in changes in demand for PSE's services;
●	The failure of information systems or the failure to secure information system data, which may impact the operations and cost of PSE's customer service, generation, distribution and transmission;
●	Opposition and social activism that may hinder PSE's ability to perform work or construct infrastructure;
●	Capital market conditions, including changes in the availability of capital and interest rate fluctuations;
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

PART I                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenue:
Electric	$1,112,954	$968,125	$3,388,688	$2,827,428
Natural gas	196,776	176,835	1,063,829	1,012,132
Other	11,647	9,818	29,921	37,686
Total operating revenue	1,321,377	1,154,778	4,482,438	3,877,246
Operating expenses:
Energy costs:
Purchased electricity	469,313	354,795	1,454,255	1,012,441
Electric generation fuel	77,627	86,106	124,521	249,338
Residential exchange	(14,690)	(17,452)	(53,121)	(62,053)
Purchased natural gas	64,614	53,957	399,199	397,956
Utility operations and maintenance	235,342	226,024	740,929	666,366
Non-utility expense and other	12,359	9,936	33,401	42,677
Depreciation & amortization	214,995	212,806	640,023	632,718
Conservation amortization	45,959	36,790	149,374	120,977
Taxes other than income taxes	109,160	95,300	392,919	335,011
Total operating expenses	1,214,679	1,058,262	3,881,500	3,395,431
Operating income (loss)	106,698	96,516	600,938	481,815
Other income (expense):
Other income	35,150	31,370	99,986	103,681
Other expense	(14,442)	(3,873)	(21,854)	(22,325)
Interest charges:
AFUDC	8,623	8,853	23,471	29,851
Interest expense	(134,108)	(117,954)	(391,978)	(346,817)
Income (loss) before income taxes	1,921	14,912	310,563	246,205
Income tax (benefit) expense	(229)	8,604	35,882	28,167
Net income (loss)	$2,150	$6,308	$274,681	$218,038

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$2,150	$6,308	$274,681	$218,038
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(148), $(270), $(442) and $(808), respectively	(553)	(1,014)	(1,658)	(3,040)
Other comprehensive income (loss)	(553)	(1,014)	(1,658)	(3,040)
Comprehensive income (loss)	$1,597	$5,294	$273,023	$214,998

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2026	December 31, 2025
Utility plant (at original cost, including construction work in progress of $1,607,161 and $1,082,208, respectively):
Electric plant	$14,344,159	$13,745,675
Natural gas plant	5,632,902	5,428,156
Common plant	1,349,957	1,247,883
Less: Accumulated depreciation and amortization	(5,692,220)	(5,555,794)
Net utility plant	15,634,798	14,865,920
Other property and investments:
Goodwill	1,656,513	1,656,513
Other property and investments	283,215	289,861
Total other property and investments	1,939,728	1,946,374
Current assets:
Cash and cash equivalents	235,702	40,484
Restricted cash	57,264	118,369
Accounts receivable, net of allowance for doubtful accounts of $26,050 and $26,452, respectively	472,649	511,163
Unbilled revenue	246,021	332,087
Materials and supplies, at average cost	286,996	232,947
Fuel and natural gas inventory, at average cost	83,054	83,535
Unrealized gain on derivative instruments	29,364	37,448
GHG emission allowances	36,400	22,788
Prepaid expense and other	123,636	132,669
Power contract acquisition adjustment gain	3,132	3,565
Total current assets	1,574,218	1,515,055
Other long-term and regulatory assets:
Power cost adjustment mechanism	71,562	143,687
Regulatory assets related to power contracts	2,983	3,705
Other regulatory assets	1,305,202	1,564,693
Unrealized gain on derivative instruments	9,980	11,261
Power contract acquisition adjustment gain	20,638	22,878
Operating lease right-of-use asset	416,635	460,990
Other	395,397	372,230
Total other long-term and regulatory assets	2,222,397	2,579,444
Total assets	$21,371,141	$20,906,793

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2026	December 31, 2025
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 1,000 shares authorized, 200 shares outstanding	$—	$—
Additional paid-in capital	3,816,332	3,816,332
Retained earnings	2,060,904	1,815,186
Accumulated other comprehensive income (loss), net of tax	74,171	75,829
Total common shareholder’s equity	5,951,407	5,707,347
Long-term debt:
First mortgage bonds and senior notes	6,345,000	6,345,000
Pollution control bonds	161,860	161,860
Long-term debt	3,100,000	2,200,000
Debt discount issuance costs and other	(184,244)	(181,828)
Total long-term debt	9,422,616	8,525,032
Total capitalization	15,374,023	14,232,379
Current liabilities:
Accounts payable	566,543	642,044
Short-term debt	55,000	487,500
Accrued expenses:
Taxes	114,560	125,719
Salaries and wages	74,923	84,248
Interest	95,984	80,969
Unrealized loss on derivative instruments	232,254	359,890
Power contract acquisition adjustment loss	958	963
Operating lease liabilities	108,641	104,240
Compliance obligation	684	22,788
Other	80,233	84,341
Total current liabilities	1,329,780	1,992,702
Other long-term and regulatory liabilities:
Deferred income taxes	1,100,629	941,823
Unamortized investment tax credits	178,700	186,250
Unrealized loss on derivative instruments	173,368	213,531
Purchased gas adjustment liability	31,846	65,931
Regulatory liabilities	1,143,947	1,087,668
Regulatory liability for deferred income taxes	667,165	698,727
Regulatory liabilities related to power contracts	23,770	26,443
Power contract acquisition adjustment loss	2,025	2,742
Operating lease liabilities	317,548	365,359
Finance lease liabilities	163,294	167,426
Compliance obligation	12,893	96,490
Other deferred credits	852,153	829,322
Total long-term and regulatory liabilities	4,667,338	4,681,712
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$21,371,141	$20,906,793

The accompanying notes are an integral part of the financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2024	200	$—	$3,816,332	$1,508,705	$43,168	$5,368,205
Net income (loss)	—	—	—	167,556	—	167,556
Common stock dividend paid	—	—	—	(19,979)	—	(19,979)
Other comprehensive income (loss)	—	—	—	—	(1,014)	(1,014)
Balance at March 31, 2025	200	$—	$3,816,332	$1,656,282	$42,154	$5,514,768
Net income (loss)	—	$—	—	44,174	—	44,174
Common stock dividend paid	—	—	—	(3,395)	—	(3,395)
Other comprehensive income (loss)	—	—	—	—	(1,012)	(1,012)
Balance at June 30, 2025	200	$—	$3,816,332	$1,697,061	$41,142	$5,554,535
Net income (loss)	—	—	—	6,308	—	6,308
Common stock dividend paid	—	—	—	(17,672)	—	(17,672)
Other comprehensive income (loss)	—	—	—	—	(1,014)	(1,014)
Balance at September 30, 2025	200	$—	$3,816,332	$1,685,697	$40,128	$5,542,157
Balance at December 31, 2025	200	$—	$3,816,332	$1,815,186	$75,829	$5,707,347
Net income (loss)	—	—	—	222,832	—	222,832
Common stock dividend paid	—	—	—	(20,943)	—	(20,943)
Other comprehensive income (loss)	—	—	—	—	(550)	(550)
Balance at March 31, 2026	200	$—	$3,816,332	$2,017,075	$75,279	$5,908,686
Net income (loss)	—	—	—	49,699	—	49,699
Common stock dividend paid	—	—	—	(20)	—	(20)
Other comprehensive income (loss)	—	—	—	—	(555)	(555)
Balance at June 30, 2026	200	$—	$3,816,332	$2,066,754	$74,724	$5,957,810
Net income (loss)	—	—	—	2,150	—	$2,150
Common stock dividend paid	—	—	—	(8,000)	—	$(8,000)
Other comprehensive income (loss)	—	—	—	—	(553)	$(553)
Balance at September 30, 2026	200	$—	$3,816,332	$2,060,904	$74,171	$5,951,407

The accompanying notes are an integral part of the consolidated financial statements.

PUGET ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net Income (loss)	$274,681	$218,038
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	640,023	632,718
Conservation amortization	149,374	120,977
Deferred income taxes and tax credits, net	29,331	19,996
AFUDC - equity	(38,635)	(51,628)
Non-cash electric no-cost allowance utilization	102,214	—
Other non-cash	(15,296)	2,474
Proceeds from sale of transferable tax credits	97,968	—
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	178,958	(38,754)
Electric no-cost allowance pass back	(153,878)	—
Purchased gas adjustment	(34,085)	26,786
GHG emission allowances	(202,994)	(140,295)
Other long-term assets and liabilities	(11,343)	5,197
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	124,580	162,594
Materials and supplies	(62,561)	(29,453)
Fuel and natural gas inventory	(3,549)	5,517
Prepayments and other	36,648	15,166
Accounts payable	(54,143)	(82,758)
Taxes payable	(11,159)	2,004
Other	1,853	11,661
Net cash provided by (used in) operating activities	1,029,987	862,240
Investing activities:
Construction expenditures - excluding equity AFUDC	(1,344,981)	(1,156,445)
Other	3,832	4,348
Net cash provided by (used in) investing activities	(1,341,149)	(1,152,097)
Financing activities:
Change in short-term debt, net	(432,500)	32,100
Dividends paid	(28,963)	(41,046)
Proceeds from long-term debt and bonds issued	891,000	1,091,725
Redemption of bonds and notes	—	(400,000)
Seller Financing	—	(21,739)
Other	15,738	21,027
Net cash provided by (used in) financing activities	445,275	682,067
Net increase (decrease) in cash, cash equivalents, and restricted cash	134,113	392,210
Cash, cash equivalents, and restricted cash at beginning of period	158,853	140,701
Cash, cash equivalents, and restricted cash at end of period	$292,966	$532,911
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$340,878	$276,843
Cash payments (refunds) for income taxes	33,832	22,186
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$90,824	$182,696
Recognition of finance lease eliminated from cash flows	—	82,162

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenue:
Electric	$1,112,954	$968,125	$3,388,688	$2,827,428
Natural gas	197,550	177,620	1,066,075	1,014,876
Other	49	48	224	7,481
Total operating revenue	1,310,553	1,145,793	4,454,987	3,849,785
Operating expenses:
Energy costs:
Purchased electricity	469,313	354,795	1,454,255	1,012,441
Electric generation fuel	77,627	86,106	124,521	249,338
Residential exchange	(14,690)	(17,452)	(53,121)	(62,053)
Purchased natural gas	64,614	53,957	399,199	397,956
Utility operations and maintenance	235,342	226,024	740,929	666,366
Non-utility expense and other	5,972	5,058	15,790	24,303
Depreciation & amortization	213,329	211,118	635,013	627,663
Conservation amortization	45,959	36,790	149,374	120,977
Taxes other than income taxes	106,906	93,157	385,385	329,762
Total operating expenses	1,204,372	1,049,553	3,851,345	3,366,753
Operating income (loss)	106,181	96,240	603,642	483,032
Other income (expense):
Other income	31,704	30,164	90,499	96,939
Other expense	(14,443)	(3,875)	(21,855)	(22,324)
Interest charges:
AFUDC	8,623	8,853	23,471	29,851
Interest expense	(91,795)	(86,297)	(274,936)	(255,854)
Income (loss) before income taxes	40,270	45,085	420,821	331,644
Income tax (benefit) expense	4,899	13,123	59,267	45,348
Net income (loss)	$35,371	$31,962	$361,554	$286,296

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$35,371	$31,962	$361,554	$286,296
Other comprehensive income (loss):
Net unrealized gain (loss) from pension and postretirement plans, net of tax of $(19), $(18), $(56) and $(53), respectively.	(70)	(65)	(211)	(196)
Amortization of treasury interest rate swaps to earnings, net of tax of $26, $25, $77 and $78, respectively.	96	96	289	288
Other comprehensive income (loss)	26	31	78	92
Comprehensive income (loss)	$35,397	$31,993	$361,632	$286,388

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30, 2026	December 31, 2025
Utility plant (at original cost, including construction work in progress of $1,607,161 and $1,082,208, respectively):
Electric plant	$15,688,541	$15,432,322
Natural gas plant	6,176,627	5,973,824
Common plant	1,369,781	1,267,813
Less: Accumulated depreciation and amortization	(7,600,151)	(7,808,039)
Net utility plant	15,634,798	14,865,920
Other property and investments:
Other property and investments	57,681	59,550
Total other property and investments	57,681	59,550
Current assets:
Cash and cash equivalents	233,807	38,767
Restricted cash	57,264	118,369
Accounts receivable, net of allowance for doubtful accounts of $26,050 and $26,452, respectively	470,785	511,297
Unbilled revenue	246,021	332,087
Materials and supplies, at average cost	286,996	232,947
Fuel and natural gas inventory, at average cost	81,691	81,488
Unrealized gain on derivative instruments	29,364	37,448
GHG emission allowances	36,400	22,788
Prepaid expense and other	123,528	132,644
Total current assets	1,565,856	1,507,835
Other long-term and regulatory assets:
Power cost adjustment mechanism	71,562	143,687
Other regulatory assets	1,305,202	1,564,693
Unrealized gain on derivative instruments	9,980	11,261
Operating lease right-of-use asset	416,635	460,990
Other	392,806	371,515
Total other long-term and regulatory assets	2,196,185	2,552,146
Total assets	$19,454,520	$18,985,451

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

CAPITALIZATION AND LIABILITIES

	September 30, 2026	December 31, 2025
Capitalization:
Common shareholder’s equity:
Common stock $0.01 par value, 150,000,000 shares authorized, 85,903,791 shares outstanding	$859	$859
Additional paid-in capital	4,771,905	4,191,905
Retained earnings	2,213,067	2,006,286
Accumulated other comprehensive income (loss), net of tax	6,579	6,501
Total common shareholder’s equity	6,992,410	6,205,551
Long-term debt:
First mortgage bonds and senior notes	6,345,000	6,345,000
Pollution control bonds	161,860	161,860
Debt discount, issuance costs and other	(47,100)	(49,176)
Total long-term debt	6,459,760	6,457,684
Total capitalization	13,452,170	12,663,235
Current liabilities:
Accounts payable	567,619	642,047
Short-term debt	—	60,000
Accrued expenses:
Taxes	113,698	126,240
Salaries and wages	74,923	84,248
Interest	79,219	63,302
Unrealized loss on derivative instruments	232,254	359,890
Operating lease liabilities	108,641	104,240
Compliance obligation	684	22,788
Other	80,233	84,341
Total current liabilities	1,257,271	1,547,096
Other long-term and regulatory liabilities:
Deferred income taxes	1,209,309	1,069,426
Unamortized investment tax credits	178,700	186,250
Unrealized loss on derivative instruments	173,368	213,531
Purchased gas adjustment liability	31,846	65,931
Regulatory liabilities	1,142,757	1,086,478
Regulatory liabilities for deferred income tax	667,654	699,225
Operating lease liabilities	317,548	365,359
Finance lease liabilities	163,294	167,426
Compliance obligation	12,893	96,490
Other deferred credits	847,710	825,004
Total long-term and regulatory liabilities	4,745,079	4,775,120
Commitments and contingencies (Note 8)
Total capitalization and liabilities	$19,454,520	$18,985,451

The accompanying notes are an integral part of the financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY
(Dollars in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount		Retained Earnings		Total Equity
Balance at December 31, 2024	85,903,791	$859	$3,927,905	$1,665,370	$(30,247)	$5,563,887
Net income (loss)	—	—	—	186,014	—	186,014
Common stock dividend paid	—	—	—	(24,793)	—	(24,793)
Other comprehensive income (loss)	—	—	—	—	32	32
Balance at March 31, 2025	85,903,791	$859	$3,927,905	$1,826,591	$(30,215)	$5,725,140
Net income (loss)	—	—	—	68,320	—	68,320
Capital contribution	—	—	139,000	—	—	139,000
Other comprehensive income (loss)	—	—	—	—	29	29
Balance at June 30, 2025	85,903,791	$859	$4,066,905	$1,894,911	$(30,186)	$5,932,489
Net income (loss)	—	—	—	31,962	—	31,962
Common stock dividend paid	—	—	—	(65,819)	—	(65,819)
Capital contribution	—	—	125,000	—	—	125,000
Other comprehensive income (loss)	—	—	—	—	31	31
Balance at September 30, 2025	85,903,791	$859	$4,191,905	$1,861,054	$(30,155)	$6,023,663
Balance at December 31, 2025	85,903,791	$859	$4,191,905	$2,006,286	$6,501	$6,205,551
Net income (loss)	—	—	—	246,438	—	246,438
Common stock dividend paid	—	—	—	(85,280)	—	(85,280)
Other comprehensive income (loss)	—	—	—	—	26	26
Balance at March 31, 2026	85,903,791	$859	$4,191,905	$2,167,444	$6,527	$6,366,735
Net income (loss)	—	—	—	79,745	—	79,745
Common stock dividend paid	—	—	—	(28,588)	—	(28,588)
Other comprehensive income (loss)	—	—	—	—	26	26
Balance at June 30, 2026	85,903,791	$859	$4,191,905	$2,218,601	$6,553	$6,417,918
Net income (loss)	—	—	—	35,371	—	35,371
Common stock dividend paid	—	—	—	(40,905)	—	(40,905)
Capital contribution	—	—	580,000	—	—	580,000
Other comprehensive income (loss)	—	—	—	—	26	26
Balance at September 30, 2026	85,903,791	$859	$4,771,905	$2,213,067	$6,579	$6,992,410

The accompanying notes are an integral part of the consolidated financial statements.

PUGET SOUND ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net Income (loss)	$361,554	$286,296
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	635,013	627,663
Conservation amortization	149,374	120,977
Deferred income taxes and tax credits, net	9,937	19,764
AFUDC - equity	(38,635)	(51,628)
Non-cash electric no-cost allowance utilization	102,214	—
Other non-cash	(23,573)	(7,402)
Proceeds from sale of transferable tax credits	97,968	—
Funding of pension liability	(18,000)	(18,000)
Regulatory assets and liabilities	178,958	(38,754)
Electric no-cost allowance pass back	(153,878)	—
Purchased gas adjustment	(34,085)	26,786
GHG emission allowances	(202,994)	(140,295)
Other long-term assets and liabilities	(9,506)	8,528
Change in certain current assets and liabilities:
Accounts receivable and unbilled revenue	126,578	163,718
Materials and supplies	(62,561)	(29,453)
Fuel and natural gas inventory	(4,233)	4,939
Prepayments and other	36,731	15,219
Accounts payable	(53,070)	(83,809)
Taxes payable	(12,542)	1,778
Other	2,755	6,991
Net cash provided by (used in) operating activities	1,088,005	913,318
Investing activities:
Construction expenditures - excluding equity AFUDC	(1,344,873)	(1,155,560)
Other	3,832	4,348
Net cash provided by (used in) investing activities	(1,341,041)	(1,151,212)
Financing activities:
Change in short-term debt, net	(60,000)	(40,000)
Dividends paid	(154,773)	(90,612)
Investment from Parent	580,000	263,997
Proceeds from long-term debt and bonds issued	—	495,625
Seller Financing	—	(21,739)
Other	21,744	23,212
Net cash provided by (used in) financing activities	386,971	630,483
Net increase (decrease) in cash, cash equivalents, and restricted cash	133,935	392,589
Cash, cash equivalents, and restricted cash at beginning of period	157,136	138,970
Cash, cash equivalents, and restricted cash at end of period	$291,071	$531,559
Supplemental cash flow information:
Cash payments for interest (net of capitalized interest)	$231,208	$198,601
Cash payments (refunds) for income taxes	76,328	39,823
Non-cash financing and investing activities:
Accounts payable for capital expenditures eliminated from cash flows	$90,824	$182,696
Recognition of finance lease eliminated from cash flows	—	82,162
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

Electric No-Cost Emission Allowances
Order 01 in Docket No. UE-250747 approved the recovery of PSE's total cost of electric CCA compliance through the power cost mechanism. To the extent PSE uses electric no-cost allowances granted by the WDOE, the benefit is passed back to customers through the electric Schedule 111 as approved in Docket No. UE-250901. Within the Company's consolidated statement of cash flows, non-cash activity associated with the utilization of electric no-cost allowances within the power cost mechanism is included in the "Non-cash electric no-cost allowance utilization" line item. Further, the regulatory liability associated with PSE's obligation to pass the benefit of the electric no-cost allowances back to customers is included within the Company's consolidated statement of cash flows in the "Electric no-cost allowance pass back" line item.

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

The following table presents the activity in the allowance for credit losses for accounts receivable for the nine months ended September 30, 2026 and 2025:

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025
Allowance for credit losses:
Beginning balance	$26,452	$40,436
Provision for credit loss expense[1]	32,294	39,188
Receivables charged-off	(32,696)	(31,624)
Total ending allowance balance	$26,050	$48,000
_____________
1 $13.0 million and $24.4 million of provision related to balances of deferred costs specific to COVID-19 as of September 30, 2026 and 2025, respectively.

Tacoma LNG Facility
Operational since February 2022, the Tacoma LNG facility at the Port of Tacoma provides peak-shaving services to PSE’s natural gas customers and provides LNG as fuel to transportation customers, particularly in the marine market. In December 2019, the Puget Sound Clean Air Agency issued the air quality permit for the facility, and the Pollution Control Hearings Board of Washington State upheld the approval following extended litigation.
Based on an order by the Washington Commission, approximately 43.0% of common capital and operating costs are allocated to PSE, the regulated portion of the Tacoma LNG facility. The remaining 57.0% of common capital and operating costs of the Tacoma LNG facility is allocated to Puget LNG, the unregulated portion of the Tacoma LNG facility. Per this allocation of costs, $225.1 million and $228.9 million of net non-utility plant related to Puget LNG's portion of the Tacoma LNG facility is reported in the Puget Energy "Other property and investments" line item as of September 30, 2026 and December 31, 2025, respectively. Additionally, $18.4 million and $18.0 million of operating costs are reported in the Puget Energy "Non-utility expense and other" financial statement line item for the nine months ended September 30, 2026, and September 30, 2025, respectively. Further, $218.9 million and $223.2 million of natural gas plant related to PSE’s portion of the Tacoma LNG facility is reported in the PSE “Utility plant - Natural gas plant” financial statement line item as of September 30, 2026 and December 31, 2025, respectively, as PSE is a regulated entity.

Variable Interest Entities
PSE has certain PPAs in which PSE has variable interests mainly including fixed price contracts for renewable energy. The most significant economic activity for these VIEs is typically the operation and maintenance of the facility, which is performed by the seller. Therefore, the Company is not the primary beneficiary of any of these VIEs as it does not control the commercial and operating activities that most significantly impact the economic performance of the entities.
The carrying amount of any assets and liabilities related to these VIEs in the Company’s balance sheets represent amounts due from the PPAs. The Company can recover these costs through the PCA mechanism. The Company has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts. The aggregate contracted capacity from these VIE projects was 813.8 MW and 723.8 MW at September 30, 2026 and 2025, respectively. Purchased energy of $72.0 million and $62.8 million was recognized in purchased electricity on the Company's consolidated statements of income for the nine months ended September 30, 2026 and 2025, respectively. Additionally, $9.5 million and $14.5 million was included in accounts payable on the Company's balance sheets as of September 30, 2026 and December 31, 2025, respectively.
For further information on the Company's accounting policies, see Part II, Item 8, Note 1, "Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

(2)  New Accounting Pronouncements

Recently Adopted Accounting Guidance
Interim Reporting
In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements". ASU 2025-11 is intended to clarify what disclosures should be provided and clarify when the guidance is applicable. The amendments of ASU 2025-11 should be applied prospectively and are effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. As of September 30, 2026, the Company's disclosures are consistent with the amendments.

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

Income Statement Reporting Comprehensive Income Disclosures
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures". ASU 2024-03 will require disclosure of specific cost and expense information in the notes to the financial statements. Disclosure shall include inventory purchases, employee compensation, depreciation and intangible asset amortization presented on the face of the income statement for continuing operations. It shall also include certain amounts already disclosed under GAAP in the same disclosure as other disaggregation requirements as well as disclose a qualitative description and the amount of selling expenses. ASU 2024-03 will be effective for the Company in annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The amendment contemplates changes in disclosures only and the Company continues to assess the impacts of the amendment.

(3) Revenue

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the three months ended September 30, 2026 and September 30, 2025:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30, 2026
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$467,679	$103,231	$—	$570,910
Commercial	397,056	69,145	—	466,201
Industrial	46,515	4,181	—	50,696
Other	7,044	—	—	7,044
Wholesale	96,261	—	—	96,261
Transmission and transportation	14,133	9,979	—	24,112
Miscellaneous[1]	61,537	11,487	49	73,073
Total revenue from contracts with customers	$1,090,225	$198,023	$49	$1,288,297
Total other revenue[2]	22,729	(473)	—	22,256
Total PSE operating revenue	$1,112,954	$197,550	$49	$1,310,553
Puget LNG operating revenue	—	—	11,598	11,598
Intercompany eliminations	—	(774)	—	(774)
Total Puget Energy operating revenue	$1,112,954	$196,776	$11,647	$1,321,377
_____________
1 Miscellaneous electric and natural gas revenue includes $54.6 million and $13.1 million, respectively, of the regulatory offset resulting from CCA credits being passed back to customers.
2 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30, 2025
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$412,259	$94,313	$—	$506,572
Commercial	339,762	59,001	—	398,763
Industrial	37,772	3,426	—	41,198
Other	5,973	—	—	5,973
Wholesale	139,667	—	—	139,667
Transmission and transportation	13,564	8,111	—	21,675
Miscellaneous[1]	8,258	9,836	48	18,142
Total revenue from contracts with customers	$957,255	$174,687	$48	$1,131,990
Total other revenue[2]	10,870	2,933	—	13,803
Total PSE operating revenue	$968,125	$177,620	$48	$1,145,793
Puget LNG operating revenue	—	—	9,770	9,770
Intercompany eliminations	—	(785)	—	(785)
Total Puget Energy operating revenue	$968,125	$176,835	$9,818	$1,154,778
_____________
1 Miscellaneous natural gas revenue includes $10.4 million of the regulatory offset resulting from CCA credits being passed back to customers.
2 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

The following tables present disaggregated revenue from contracts with customers, and other revenue by major source for the nine months ended September 30, 2026 and September 30, 2025:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Nine Months Ended September 30, 2026
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$1,674,267	$644,013	$—	$2,318,280
Commercial	1,201,822	319,236	—	1,521,058
Industrial	137,139	19,898	—	157,037
Other	21,223	—	—	21,223
Wholesale	124,759	—	—	124,759
Transmission and transportation	40,916	31,779	—	72,695
Miscellaneous[1]	193,679	73,702	224	267,605
Total revenue from contracts with customers	$3,393,805	$1,088,628	$224	$4,482,657
Total other revenue[2]	(5,117)	(22,553)	—	(27,670)
Total PSE operating revenue	$3,388,688	$1,066,075	$224	$4,454,987
Puget LNG operating revenue	—	—	29,697	29,697
Intercompany eliminations	—	(2,246)	—	(2,246)
Total Puget Energy operating revenue	$3,388,688	$1,063,829	$29,921	$4,482,438
_____________
1 Miscellaneous electric and natural gas revenue includes $181.2 million and $81.0 million, respectively, of the regulatory offset resulting from CCA credits being passed back to customers.
2 Total other revenue includes revenues from derivatives and alternative revenue programs that are not considered revenues from contracts with customers.

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	Nine Months Ended September 30, 2025
Revenue from contracts with customers:	Electric	Natural Gas	Other	Total
Retail
Residential	$1,394,958	$630,153	$—	$2,025,111
Commercial	975,672	302,358	—	1,278,030
Industrial	108,116	19,178	—	127,294
Other	17,247	—	—	17,247
Wholesale	274,739	—	—	274,739
Transmission and transportation	31,046	23,567	—	54,613
Miscellaneous[1]	22,660	66,510	7,481	96,651
Total revenue from contracts with customers	$2,824,438	$1,041,766	$7,481	$3,873,685
Total other revenue[2]	2,990	(26,890)	—	(23,900)
Total PSE operating revenue	$2,827,428	$1,014,876	$7,481	$3,849,785
Puget LNG operating revenue	—	—	30,205	30,205
Intercompany eliminations	—	(2,744)	—	(2,744)
Total Puget Energy operating revenue	$2,827,428	$1,012,132	$37,686	$3,877,246
_____________
1 Miscellaneous natural gas revenue includes $64.0 million of the regulatory offset resulting from CCA credits being passed back to customers.
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
The Company expects to recognize revenue over the following time periods:

Puget Energy
(Dollars in Thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Remaining performance obligations	$4,220	$18,811	$19,454	$19,454	$19,454	$63,227	$144,620

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
The following table presents the volumes, fair values and classification of the Company's derivative instruments recorded on the balance sheets:

Puget Energy and Puget Sound Energy
	At September 30, 2026			At December 31, 2025
(Dollars in Thousands)	Volumes (millions)	Assets[1]	Liabilities[2]	Volumes (millions)	Assets[1]	Liabilities[2]
Electric portfolio derivatives[3]	*	$32,117	$340,618	*	$41,974	$493,334
Natural gas derivatives (MMBtus)[3]	292	7,227	65,004	289	6,735	80,087
Total derivative contracts		$39,344	$405,622		$48,709	$573,421
Current		$29,364	$232,255		$37,448	$359,890
Long-term		9,980	173,367		11,261	213,531
Total derivative contracts		$39,344	$405,622		$48,709	$573,421
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
* Electric portfolio derivatives consist of electric generation fuel of 249.9 million MMBtu and purchased electricity of 35.8 million MWhs at September 30, 2026, and 252.9 million MMBtus and 33.8 million MWhs at December 31, 2025.

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

The following tables present the potential effect of netting arrangements, including rights of set-off associated with the Company's derivative assets and liabilities:

Puget Energy and Puget Sound Energy
	At September 30, 2026
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$39,344	$—	$39,344	$(35,514)	$—	$3,830
Liabilities:
Energy derivative contracts	$405,622	$—	$405,622	$(35,514)	$(32,259)	$337,849

Puget Energy and Puget Sound Energy	At December 31, 2025
	Gross Amount Recognized in the Statement of Financial Position[1]	Gross Amounts Offset in the Statement of Financial Position	Net of Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(Dollars in Thousands)				Commodity Contracts	Cash Collateral Received/Posted	Net Amount
Assets:
Energy derivative contracts	$48,709	$—	$48,709	$(44,271)	$—	$4,438
Liabilities:
Energy derivative contracts	$573,421	$—	$573,421	$(44,271)	$(54,521)	$474,629
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
It is possible that volatility in energy commodity prices could cause the Company to have material credit risk exposure with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the Company could suffer a material financial loss. However, as of September 30, 2026, approximately 99.2% of the Company's energy portfolio exposure is with counterparties that are rated investment grade by rating agencies and 0.8% is either rated below investment grade or not rated by rating agencies. The Company assesses credit risk internally for counterparties that are not rated by the major rating agencies.
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
The Company applies the counterparty's default factor to compute credit reserves for counterparties that are in a net asset position. The Company calculates a non-performance risk on its derivative liabilities by using its estimated incremental borrowing rate over the risk-free rate. Credit reserves are netted against the unrealized gain (loss) positions. The majority of the Company's derivative contracts are with financial institutions and other utilities operating within the Western Electricity Coordinating Council. PSE also transacts power futures contracts on the Intercontinental Exchange (ICE), and natural gas contracts on the ICE natural gas exchange (NGX) platform. Execution of contracts on ICE requires the daily posting of margin calls as collateral through a futures and clearing agent. As of September 30, 2026, PSE had cash posted as collateral of $37.5 million related to contracts executed on the ICE platform. As a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions, PSE maintains a standby letter of credit agreement with TD Bank. As of September 30, 2026, PSE had no cash posted with ICE NGX, and $5.0 million was issued under the standby letter of credit agreement in support of natural gas and carbon allowance purchases. PSE did not trigger any collateral requirements with any of its counterparties nor were any of PSE's counterparties required to post collateral resulting from credit rating downgrades during the nine months ended September 30, 2026.
The following table presents the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position and the amount of additional collateral the Company could be required to post:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30, 2026			At December 31, 2025
	Fair Value[1]	Posted	Contingent	Fair Value[1]	Posted	Contingent
Contingent Feature	Liability	Collateral	Collateral	Liability	Collateral	Collateral
Credit rating[2]	$166,760	$—	$166,760	$253,105	$—	$253,105
Requested credit for adequate assurance	19,020	—	—	21,927	—	—
Forward value of contract[3]	32,259	37,515	N/A	54,521	77,969	N/A
Total	$218,039	$37,515	$166,760	$329,553	$77,969	$253,105
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

Assets and Liabilities with Estimated Fair Value
The carrying values of cash and cash equivalents, restricted cash, and short-term debt as reported on the balance sheet are reasonable estimates of their fair value due to the short-term nature of these instruments and are classified as Level 1 in the fair value hierarchy. Investments in life insurance contracts of $41.6 million and $44.8 million at September 30, 2026 and December 31, 2025, respectively, are included in "Other property and investments" on the balance sheet. These investments are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts.
The fair value of the long-term notes was estimated using the discounted cash flow method with the U.S. Treasury yields and the Company's credit spreads as inputs, interpolating to the maturity date of each issue. The carrying values and estimated fair values were as follows:

Puget Energy		At September 30, 2026		At December 31, 2025
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[1]	2	$9,422,616	$8,656,638	$8,525,032	$8,199,785

Puget Sound Energy		At September 30, 2026		At December 31, 2025
(Dollars in Thousands)	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Long-term debt (fixed-rate), net of discount[2]	2	$6,459,760	$5,705,988	$6,457,684	$6,054,647
_______________
1 The carrying value includes debt issuance costs of $25.2 million and $23.2 million for September 30, 2026 and December 31, 2025, respectively, which are not included in fair value.
2 The carrying value includes debt issuance costs of $21.0 million and $22.2 million for September 30, 2026 and December 31, 2025, respectively, which are not included in fair value.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company's financial assets and liabilities by level, within the fair value hierarchy, that were accounted for at fair value on a recurring basis:

Puget Energy and Puget Sound Energy	Fair Value At September 30, 2026			Fair Value At December 31, 2025
(Dollars in Thousands)	Level 2	Level 3	Total	Level 2	Level 3	Total
Assets:
Electric derivative instruments	$27,973	$4,144	$32,117	$38,930	$3,044	$41,974
Natural gas derivative instruments	2,123	5,104	7,227	2,262	4,473	6,735
Total assets	$30,096	$9,248	$39,344	$41,192	$7,517	$48,709
Liabilities:
Electric derivative instruments	$189,453	$151,165	$340,618	$281,007	$212,327	$493,334
Natural gas derivative instruments	63,287	1,717	65,004	78,945	1,142	80,087
Compliance obligations	12,893	—	12,893	96,490	—	96,490
Total liabilities	$265,633	$152,882	$418,515	$456,442	$213,469	$669,911

The following tables present the Company's reconciliation of the changes in the fair value of Level 3 derivatives in the fair value hierarchy:

Puget Energy and Puget Sound Energy	Three Months Ended September 30,
(Dollars in Thousands)	2026			2025
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(215,028)	$1,708	$(213,320)	$(93,364)	$4,538	$(88,826)
Changes during period:
Realized and unrealized energy derivatives:
Included in regulatory assets / liabilities	35,554	2,373	37,927	(68,540)	231	(68,309)
Settlements	32,453	(694)	31,759	5,820	(434)	5,386
Balance at end of period	$(147,021)	$3,387	$(143,634)	$(156,084)	$4,335	$(151,749)

Puget Energy and Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2026			2025
Level 3 Roll-Forward Net Asset/(Liability)	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Balance at beginning of period	$(209,283)	$3,330	$(205,953)	$(175,110)	$1,391	$(173,719)
Changes during period:
Realized and unrealized energy derivatives:
Included in regulatory assets / liabilities	(27,834)	3,299	(24,535)	(24,122)	4,256	(19,866)
Settlements	90,096	(3,242)	86,854	43,148	(1,312)	41,836
Balance at end of period	$(147,021)	$3,387	$(143,634)	$(156,084)	$4,335	$(151,749)

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

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of September 30, 2026:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$4,144	$151,165	Discounted cash flow	Power prices (per MWh)	$23.47	$120.29	$59.78
Natural gas	$5,104	$1,717	Discounted cash flow	Natural gas prices (per MMBtu)	$1.20	$4.14	$1.88
_______________
1 The valuation techniques and unobservable inputs are the same for asset and liability positions.

The following table presents the forward price ranges for the Company's Level 3 commodity contracts as of December 31, 2025:

Puget Energy and Puget Sound Energy	Fair Value				Range
(Dollars in Thousands)	Assets[1]	Liabilities[1]	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Electric	$3,044	$212,327	Discounted cash flow	Power prices (per MWh)	$18.40	$126.87	$57.64
Natural gas	$4,473	$1,142	Discounted cash flow	Natural gas prices (per MMBtu)	$1.53	$4.46	$2.30
_______________
1 The valuation techniques and unobservable inputs are the same for asset and liability positions.

The significant unobservable inputs listed above would have a direct impact on the fair values of the above instruments if they were adjusted. Consequently, significant increases or decreases in the forward prices of electricity or natural gas in isolation would result in a significantly higher or lower fair value for Level 3 assets and liabilities. Generally, interrelationships exist between market prices of natural gas and power. As such, an increase in natural gas pricing would potentially have a similar impact on forward power markets. As of September 30, 2026 and December 31, 2025, a hypothetical 10% increase or decrease in market prices of natural gas and electricity would change the fair value of the Company's derivative portfolio, classified as Level 3 within the fair value hierarchy, by $50.9 million and $48.1 million, respectively.

(6) Retirement Benefits

The following tables summarize the Company’s net periodic benefit cost for the three and nine months ended September 30, 2026 and 2025:

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$4,389	$4,729	$—	$—	$43	$50
Interest cost	8,012	8,092	279	306	89	91
Expected return on plan assets	(14,264)	(13,998)	—		(59)	(61)
Amortization of prior service cost	—	—	—	—	9	9
Amortization of net loss (gain)	(559)	(1,094)	(42)	(49)	(62)	(67)
Net periodic benefit cost	$(2,422)	$(2,271)	$237	$257	$20	$22

Puget Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$13,228	$13,141	$—	$—	$132	$152
Interest cost	24,059	24,199	838	919	294	308
Expected return on plan assets	(42,892)	(42,119)	—	—	(205)	(206)
Amortization of prior service cost	—	—	—	—	26	26
Amortization of net loss (gain)	(1,776)	(3,485)	(125)	(149)	(181)	(160)
Net periodic benefit cost	$(7,381)	$(8,264)	$713	$770	$66	$120

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Three Months Ended September 30,
(Dollars in Thousands)	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$4,389	$4,729	$—	$—	$43	$50
Interest cost	8,012	8,092	279	306	89	91
Expected return on plan assets	(14,264)	(13,998)	—	—	(59)	(61)
Amortization of prior service cost	—	—	—	—	9	9
Amortization of net loss (gain)	—	—	(37)	(44)	(64)	(69)
Net periodic benefit cost	$(1,863)	$(1,177)	$242	$262	$18	$20

Puget Sound Energy	Qualified Pension Benefits		SERP Pension Benefits		Other Benefits
	Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025	2026	2025	2026	2025
Components of net periodic benefit cost:
Service cost	$13,228	$13,141	$—	$—	$132	$152
Interest cost	24,059	24,199	838	919	294	308
Expected return on plan assets	(42,892)	(42,120)	—	—	(205)	(206)
Amortization of prior service cost	—	—	—	—	26	26
Amortization of net loss (gain)	—	—	(112)	(134)	(185)	(163)
Net periodic benefit cost	$(5,605)	$(4,780)	$726	$785	$62	$117

The aggregate expected contributions by the Company to fund the qualified pension plan, SERP and the other postretirement plans for the year ending December 31, 2026, are expected to be at least $18.0 million, $3.4 million and $0.3 million, respectively. The Company contributed $18.0 million to fund the qualified pension plan during each of the nine months ended September 30, 2026 and September 30, 2025. The Company contributed $2.7 million and $3.7 million to fund the SERP during each of the nine months ended September 30, 2026 and September 30, 2025, respectively. In addition, the Company contributed an immaterial amount to fund the other post-retirement plans.
For further information, see Part II, Item 8, Note 12, "Retirement Benefits" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

(7) Regulation and Rates

General Rate Case
On February 27, 2026, PSE filed a GRC with the Washington Commission in Docket No. UE-260005 and Docket No. UG-260006. The filing included a three-year MYRP requesting overall increases in electric and natural gas rates of 15.2% and 14.2%, respectively, for rate year one (expected to approximate calendar year 2027), 3.7% and 3.2%, respectively, for rate year two (expected to approximate calendar year 2028) and 8.7% and 3.6%, respectively, for rate year three (expected to approximate calendar year 2029). PSE requested a return on equity of 10.8% for all three years and an overall rate of return of 8.1% in rate year one and 8.2% in rate years two and three.
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

Liquefied Natural Gas Rate Adjustment
On April 24, 2024, the Washington Commission issued Final Order 07 in Docket No. UG-230393, which determined that PSE acted prudently in developing and constructing the Tacoma LNG facility and included two primary outcomes. First, the Washington Commission did not authorize recovery of the portion of the Company’s deferred return on its investment in the Tacoma LNG Facility that was recorded between February 1, 2022, the date the facility was placed into service, and January 11, 2023, the date PSE’s 2022 GRC rates went into effect. Second, the Washington Commission directed PSE to increase the allocation of distribution pipeline investment to Puget LNG. On May 24, 2024, Public Counsel and the Puyallup Tribe of Indians each filed a petition for judicial review of the Washington Commission’s Final Order 07. The petitions were filed in Thurston County Superior Court and were consolidated. The parties agreed to seek direct review of the case by the Washington State Court of Appeals. The case was transferred to Division III of the Court of Appeals in March 2025. Petitioners, Public Counsel and the Puyallup Tribe of Indians filed opening briefs on July 11, 2025. Respondents, PSE and the Washington Commission filed briefs on September 10, 2025. Petitioners’ reply briefs were filed on October 10, 2025. The Court of Appeals heard oral argument on September 1, 2026, additional documents have been submitted and PSE is awaiting a decision.

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
On September 30, 2026, PSE filed proposed revisions to rates under the Colstrip Adjustment Rider Schedule 141COL with the Washington Commission in Docket No. UE-260814. The proposed revisions would increase PSE's annual revenues by $11.3 million, or 0.3%, with a proposed effective date of January 1, 2027.
Climate Commitment Act Deferral
Electric
On May 2, 2025, PSE filed a revision to its electric tariff in Docket No. UE-250321, which proposed the establishment of Schedule 111 to allow PSE to recover the costs associated with its electric compliance obligation. PSE's proposal covered the recovery of its electric compliance costs incurred from January 2023 through December 2025 with a recovery period set for the period of August 1, 2025 through December 2026. On July 24, 2025, the Washington Commission approved the recovery of PSE's estimated 2023 and 2024 compliance costs and a pro-rata portion of the 2025 estimated compliance costs in Schedule 111 for electric. In Docket UE-250901, the Washington Commission approved the recovery of the remaining forecasted 2025 allowance obligation and a true-up to known compliance costs for 2023 and 2024, effective January 1, 2026.
Order 01 within Docket No. UE-250321 also required PSE to file a proposal for recovery of 2026 CCA costs, which was made in that same docket on October 1, 2025. On December 24, 2025, the Washington Commission issued Order 01 in Docket No. UE-250747, which approved the recovery of the total cost of electric CCA compliance through PSE's power cost mechanism. Additionally, to the extent PSE uses no-cost allowances granted by the WDOE, the benefit of this will be passed back to customers through the electric Schedule 111 as approved in Docket No. UE-250901. When combined with the adjustment to Schedule 111 noted above, for the recovery of compliance costs, the annual net rate decrease beginning January 1, 2026, is $259.0 million or 7.2%.
As of September 30, 2026, PSE recorded a regulatory liability of $9.5 million, which represents the amount over-collected in customer electric rates for CCA obligation costs, net of the expense incurred for the purchase of allowances for the GHG emissions associated with the Company's electric business activities for 2023 through 2025, and net of the amount collected in customer electric rates for CCA obligation costs. Further, PSE recorded a regulatory asset of $39.7 million, which represents the value of no-cost allowances passed back to customers that exceeded PSE's actual usage of no-cost allowances in 2026.

Natural Gas
The ongoing recovery of allowance costs and pass back of proceeds from the sale of consigned no-cost allowances associated with PSE's natural gas business activities is consistent with the approved accounting petitions in Docket Nos. UG-220975 and UG-230471. As of September 30, 2026, PSE recorded a regulatory liability of $11.8 million, which represents the amount over-collected in customer natural gas rates for CCA obligation costs, net of the expense incurred for the purchase of allowances for GHG emissions associated with the Company's natural gas business activities. Additionally, PSE will continue to consign for auction at least the minimum amount of no-cost emission allowances allocated for natural gas business activities in compliance with the CCA, the proceeds of which will continue to be used for the benefit of natural gas customers, as determined by the Washington Commission. PSE does not record a regulatory liability to defer the proceeds until consigned allowances are sold at auction. As of September 30, 2026, PSE recorded a regulatory liability of $90.0 million, which represents the proceeds received from the sale of consigned allowances sold at auction, net of proceeds from the sale of consigned natural gas GHG emission allowances passed back through customer rates or used on approved decarbonization projects.

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
The following graduated scale used in the PCA mechanism resulted in the following Company and customer shares:

Puget Energy and
Puget Sound Energy	At September 30, 2026
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual Power Cost Variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$(17,000)	—%	—%	$—	$(17,000)
(Over) and under collected between $17 - $40 million	35	50	(8,050)	65	50	(14,950)	(23,000)
(Over) or under collected beyond $40 million	10	10	(1,207)	90	90	(10,859)	(12,066)
Interest			—			(290)	(290)
Total (over) / under recovery			$(26,257)			$(26,099)	$(52,356)

Puget Energy and
Puget Sound Energy	At September 30, 2025
(Dollars in Thousands)	Company's Share			Customers' Share			Total
Annual Power Cost Variability	Over	Under	Amount	Over	Under	Amount
(Over) and under collected up to $17 million	100%	100%	$17,000	—%	—%	$—	$17,000
(Over) and under collected between $17 - $40 million	35	50	11,500	65	50	11,500	23,000
(Over) or under collected beyond $40 million	10	10	7,600	90	90	68,402	76,002
Interest			—			2,632	2,632
Total (over) / under recovery			$36,100			$82,534	$118,634

On April 30, 2026, PSE filed the 2025 PCA compliance report in Docket No. UE-260337. The actual 2025 PCA imbalance including interest was $155.6 million. In the 2024 PCA Compliance Docket No. UE-250318, PSE was allowed to collect on an estimated 2025 imbalance of $97.7 million, which was set in rates from October 1, 2025, to December 31, 2026. PSE has collected $42.0 million and forecasts to collect an additional $56.1 million from April 2026 through December 31, 2026. Accordingly, PSE requested to recover the revised remaining 2025 imbalance of $62.6 million over 12 months starting on January 1, 2027.
PSE filed a tariff requesting an update to the PCA mechanism in 2026 within Docket No. UE-250747, which was filed concurrently with the proposed tariff revision for Schedule 111, in Docket No. UE-250901, discussed above. The former revision requested an increase of $748.4 million or 20.8% and incorporated updated market prices for natural gas and CCA emissions allowances, along with corrected forced outage rates for PSE's natural gas-fired generators. The Washington Commission approved PSE's tariff revisions filed, effective January 1, 2026, subject to the condition that these tariff revisions will be subject to review and revision in PSE's next GRC and will be effective until the conclusion of that case or February 28, 2027, whichever occurs first.
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
On October 29, 2026, the Washington Commission approved PSE's request for PGA rates in Docket No. UG-260780, effective November 1, 2026. As part of that filing, PSE requested an annual overall revenue increase of $47.2 million, where PGA rates, under Schedule 106, increase annual revenue by $54.4 million and is partially offset by the tracker rates under Schedule 101, which decrease annual revenue by $7.2 million.
The following table presents the PGA mechanism balances and activity at September 30, 2026 and December 31, 2025:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30,	At December 31,
	2026	2025
PGA (liability)/receivable beginning balance	$(65,931)	$(58,657)
Actual natural gas costs	273,936	397,465
Allowed PGA recovery	(237,812)	(399,347)
Interest	(2,039)	(5,392)
PGA (liability)/receivable ending balance	$(31,846)	$(65,931)

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
Given the potential for future rule changes, including new draft rule amendments proposed in June 2026, and the WDOE's ability to adjust no-cost allowances for electric operations through future allowance allocations within the same four-year compliance period or make changes to rules governing the program, there is estimation uncertainty surrounding the Company's ability to estimate its compliance obligation for electric operations both on an annual basis and a four-year compliance period, prior to a final WDOE determination. Due to the uncertainty around the currently proposed draft rule amendments and the potential for other future rulemakings impacting the compliance obligation, including the true-up mechanism, which could impact periods within the first compliance period, PSE has recorded its compliance obligation based on its best estimate and is unable to determine a range of possible outcomes at this time.
As uncertainties are resolved in future periods, the Company does not anticipate material impacts to its reported earnings due to the cost-recovery mechanisms that are in place. For further information, see Part II, Item 8, Note 4, "Regulation and Rates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Other Commitments and Contingencies
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, during the nine months ended September 30, 2026, the Company entered into new Electric Portfolio contracts with estimated payment obligations totaling $1.5 billion through 2032.
On July 22, 2025, the Company executed two agreements with the same counterparty that would provide the Company with the output of a 400.0 MW solar PV energy project and the capacity of a 200.0 MW battery energy storage system, both over a 25-year term. The total estimated payment obligation during the term of the agreements is approximately $2.1 billion. The agreements contain certain provisions that would allow the counterparty to terminate the agreements before December 31, 2026 for a nominal fee.
On September 14, 2026, PSE executed a 600.0 MW capacity and energy purchase agreement with a five-year term, beginning in January 2028 serving winter periods. The estimated payment obligation of the agreement is approximately $1.2 billion.
For further information regarding the Company's commitments and contingencies, see Part II, Item 8, Note 15, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

(9)  Leases

PSE has operating leases for buildings, real estate for operating facilities and the Puget LNG facility, land, and vehicles. Finance leases primarily represent buildings and equipment. PSE also has certain power purchase agreements that qualify as leases. The leases have remaining lease terms of less than a year to 42.9 years. PSE's ROU assets and lease liabilities include options to extend leases when it is reasonably certain that PSE will exercise that option.
On June 26, 2026, PSE executed an extension option on its tolling agreement to purchase the energy and capacity associated with a 650.0 MW natural gas combined cycle facility, which extends the term from January 1, 2028 through and including March 31, 2028.

Supplemental balance sheet information related to leases was as follows:

Puget Energy and Puget Sound Energy
(Dollars in Thousands)	At September 30,		At December 31,
Operating Leases	2026		2025
Operating lease right-of-use assets - other	$244,375		$244,055
Operating lease right-of-use assets - purchased power	172,260		216,935
Total operating lease right-of-use assets	$416,635		$460,990

Operating lease liabilities - other, current	$23,557		$21,830
Operating lease liabilities - purchased power, current	85,084		82,410
Operating lease liabilities - other, long-term	229,726		230,686
Operating lease liabilities - purchased power, long-term	87,822		134,673
Total operating lease liabilities	$426,189		$469,599
Finance Leases
Common plant	$119,025		$124,343
Natural gas plant	75		209
Electric plant	33,261		34,924
Total finance lease assets	$152,361		$159,476

Other current liabilities	$5,568		$5,586
Finance lease liabilities	163,294	—	167,426
Total finance lease liabilities	$168,862		$173,012

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

On May 14, 2026, Puget Energy filed a Form S-4 Registration Statement, which was declared effective by the SEC on May 22, 2026. On May 22, 2026, Puget Energy launched exchange offers for holders of the Initial Series A Notes and the Initial Series B Notes to receive registered Series A Notes (the “Registered Series A Notes”) and registered Series B Notes (the “Registered Series B Notes” and together with the Registered Series A Notes, the “Registered Notes” and together with the Initial Notes, the "Junior Subordinated Notes") with substantially identical terms as the Initial Series A Notes and the Initial Series B Notes, respectively. The exchange offers expired on June 23, 2026, and all Initial Series A Notes and $449.5 million aggregate principal amount of Initial Series B Notes were exchanged and settled on June 29, 2026 for the Registered Series A Notes and the Registered Series B Notes, respectively.
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

Liquidity Facilities and Other Financing Arrangements
On May 18, 2026, Puget Energy entered into the third amended and restated credit agreement, which amended and restated its existing $800.0 million credit facility, extended the maturity date of the existing credit facility and modified the maximum leverage ratio from 0.65 to 1.00, previously, to 0.675 to 1.00. Otherwise, the terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The proceeds of the Puget Energy credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 18, 2031. As of September 30, 2026, $55.0 million amount was drawn and outstanding under Puget Energy's credit facility.
On May 18, 2026, PSE entered into the second amended and restated credit agreement, which amended and restated its existing facility, extended the maturity date of the existing credit facility and increased the aggregate commitment from $800.0 million to $1.0 billion. Otherwise, the terms and conditions, including fees, financial covenant, expansion feature and credit spreads remain substantially the same. The proceeds of the PSE credit facility are to be used for general corporate purposes. The maturity date of the credit facility is May 18, 2031. As of September 30, 2026, there was no amount outstanding under the commercial paper program at PSE and no amount was drawn under PSE's credit facility.
Outside of the credit facility, PSE maintains a standby letter of credit with TD Bank allowing for standby letter of credit postings of up to $300.0 million as a condition of transacting on the ICE NGX platform as well as participating in the Washington state carbon allowance auctions. As of September 30, 2026, $5.0 million was issued under the standby letter of credit with TD Bank in support of natural gas purchases and carbon allowance purchases. PSE also posted cash collateral of $37.5 million to Intercontinental Exchange for purchased power trading. In support of purchase power contracts, PSE posted no cash collateral and maintained three standby letters of credit in the amounts of $11.9 million, $50.0 million and $9.6 million. In support of a funding participant contract, PSE has a $13.4 million standby letter of credit.
In the third quarter of 2026, Puget Energy made a series of equity contributions to PSE totaling $580.0 million. Funding for these contributions included cash on hand, proceeds from long-term debt issuances and amounts borrowed under the Puget Energy credit facility in September 2026. The equity proceeds were used for general corporate purposes.
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

Battle Butte Solar Project
On November 14, 2025, PSE executed a membership interest purchase agreement to acquire development rights for a utility-scale solar project located in Stillwater County, Montana. On February 20, 2026, PSE entered into a purchase agreement for photovoltaic modules with an aggregate capacity of 178.0 MW direct current for this project. The total commitment under the module purchase agreement is approximately $60.0 million. On September 25, 2026, PSE entered into a balance of plant agreement to complete the design and construction of the project. Total consideration is expected to be approximately $239.6 million. As of September 30, 2026, $82.1 million was recorded in Utility plant - Electric plant, including CWIP, related to this project.

Beaver Creek Wind Project
Beaver Creek wind project is a utility-scale wind project located in Stillwater County, Montana, with nameplate capacity of 248.0 MW that commenced commercial operations in August 2025. On April 15, 2026 and April 16, 2026, PSE transferred the remaining portion of its ITC from the Beaver Creek wind project for net proceeds of $51.7 million and $46.3 million, respectively. PSE does not anticipate any additional tax credit transfers in 2026. As of September 30, 2026, the remaining accumulated deferred ITC balance of $178.7 million was recorded to the "Unamortized investment tax credit" financial statement line item, which will be passed back to customers over the life of the project.

Appaloosa Solar Project
Appaloosa solar project is a utility-scale solar project located in Garfield County, Washington with an expected nameplate capacity of 142.0 MW that is expected to commence commercial operations in 2027. On December 22, 2023, PSE executed and closed a membership interest purchase agreement with HQC Solar Holdings 1, LLC for a 100% ownership interest in Appaloosa Solar Project LLC. Total consideration is expected to be $20.3 million, of which $18.6 million was paid as of September 30, 2026 and the remaining balance is expected to be paid in 2027. On August 30, 2024, PSE entered into an Engineering, Procurement, and Construction agreement to complete the design and construction of the project. Total consideration is expected to be approximately $266.8 million. As of September 30, 2026, $162.5 million was recorded in Utility plant - Electric plant, including CWIP, related to this project.

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

The following tables present financial information about the regulated utility segment and reconciliation to Puget Energy consolidated financial statements:

Puget Energy	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(Dollars in Thousands)	Regulated Utility	Other	Total	Regulated Utility	Other	Total
Revenue	$1,310,553	$10,824	$1,321,377	$4,454,987	$27,451	$4,482,438
Depreciation and amortization	213,329	1,666	214,995	635,013	5,010	640,023
Income tax (benefit) expense	4,899	(5,128)	(229)	59,267	(23,385)	35,882
Non-utility expense and other	5,972	6,387	12,359	15,790	17,611	33,401
Interest expense	91,795	42,313	134,108	274,936	117,042	391,978
Net income	35,371	(33,221)	2,150	361,554	(86,873)	274,681
Total assets	19,454,520	1,916,621	21,371,141	19,454,520	1,916,621	21,371,141
Construction expenditures	493,763	28	493,791	1,344,873	108	1,344,981

Puget Energy	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in Thousands)	Regulated Utility	Other	Total	Regulated Utility	Other	Total
Revenue	$1,145,793	$8,985	$1,154,778	$3,849,785	$27,461	$3,877,246
Depreciation and amortization	211,118	1,688	212,806	627,663	5,055	632,718
Income tax (benefit) expense	13,123	(4,519)	8,604	45,348	(17,181)	28,167
Non-utility expense and other	5,058	4,878	9,936	24,303	18,374	42,677
Interest expense	86,297	31,657	117,954	255,854	90,963	346,817
Net income	31,962	(25,654)	6,308	286,296	(68,258)	218,038
Total assets	18,331,443	1,923,675	20,255,118	18,331,443	1,923,675	20,255,118
Construction expenditures	425,514	606	426,120	1,155,560	885	1,156,445

There are no significant segment expenses used by the chief operating decision maker to manage the segment’s operations that are not included in the Consolidated Statements of Income. PSE recognized revenue from Puget LNG for gas transportation services of $2.2 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively. These revenues are eliminated in Puget Energy's Consolidated Statements of Income. Puget LNG is charged tariff rates that are approved by the Washington Commission.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to promote understanding of the results of operations and financial condition, is provided as a supplement to, and should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report on Form 10-Q. This section generally discusses the results of operations and changes in financial condition for the period ended September 30, 2026 compared to 2025. For discussion related to the results of operations and changes in financial condition for the period ended September 30, 2025 compared to 2024 refer to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in our period ended September 30, 2025 Form 10-Q, which was filed with the United States Securities and Exchange Commission (SEC). The discussion contains forward-looking statements that involve risks and uncertainties, such as Puget Energy, Inc. (Puget Energy) and Puget Sound Energy, Inc. (PSE) objectives, expectations and intentions. Words or phrases such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “will likely result,” “will continue” and similar expressions are intended to identify certain of these forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Puget Energy's and PSE's actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Forward-Looking Statements” included elsewhere in this report and in the section entitled "Risk Factors"

included in Part I, Item 1A in Puget Energy's and PSE's Form 10-K for the period ended December 31, 2025. Except as required by law, neither Puget Energy nor PSE undertakes any obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in Puget Energy's and PSE's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect Puget Energy's and PSE's business, prospects and results of operations.

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
•General economic conditions, such as inflation, in PSE's operational territory and their effects on customer growth and use-per-customer;
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

Electric Rates
The following table sets forth electric rate adjustments and the expected annual impact of PSE's revenue approved by the Washington Commission since the electric rate adjustments included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and inclusive of filings through the 10-K filing date of February 19, 2026. For further information on the rate schedule descriptions and prior approved filings, see Part I, Item 1, Business, "Regulation and Rates" and Part II, Item 7, "Regulation of PSE Rates and Recovery of PSE Costs" respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Electric	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Conservation service rider	120	260128	May 1, 2026	0.9%	$35.3
Federal incentive credit tracker[1]	95A	260224	May 1, 2026	(1.1)	(35.0)
Low income program	129	260713	October 1, 2026	0.8	33.3
Power cost adjustment clause supplemental	95	260337	January 1, 2027	(0.4)	(15.7)
Property tax tracker	140	260218	May 1, 2026	(0.03)	(1.4)
Revenue decoupling adjustment mechanism	142	260213	May 1, 2026	0.7	29.0
Transportation electrification plan	141TEP	260206	May 1, 2026	(0.04)	(1.5)
Wildfire prevention tracker	141WFP	250931	March 21, 2026	0.6	21.6
_______________
1 Rate is proposed for May 1, 2026 to January 31, 2027, not for a full 12 months.

Natural Gas Rates
The following table sets forth natural gas rate adjustments and the expected annual impact of PSE's revenue approved by the Washington Commission since the natural gas rate adjustments included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and inclusive of filings through the 10-K filing date of February 19, 2026. For further information on the rate schedule descriptions and prior approved filings, see Part I, Item 1, Business, "Regulation and Rates"

and Part II, Item 7, "Regulation of PSE Rates and Recovery of PSE Costs", respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Natural gas	Schedule	Docket	Effective Date	Average Percentage Increase (Decrease) in Rates	Increase (Decrease) in Revenue (Dollars in Millions)
Conservation service rider	120	260129	May 1, 2026	1.4%	$18.5
Liquefied natural gas rate adjustment	141LNG	260776	November 1, 2026	(0.3)	(4.4)
Low income program	129	260714	October 1, 2026	(0.07)	(0.9)
Property tax tracker	140	260219	May 1, 2026	0.1	1.5
Purchased gas adjustment	101, 106	260780	November 1, 2026	3.6	47.2
Revenue decoupling adjustment mechanism	142	260214	May 1, 2026	(1.7)	(23.8)

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

Results of Operations
Puget Sound Energy
The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes included elsewhere in this document and provides significant items that impacted PSE’s results of operations for the three and nine months ended September 30, 2026 and September 30, 2025.

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

The following table presents operating income and a reconciliation of utility electric and natural gas margins to the most directly comparable GAAP measure, operating income:

Puget Sound Energy
(Dollars in Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income (loss)	$106,181	$96,240	$603,642	$483,032
Electric operating revenue	$1,112,954	$968,125	$3,388,688	$2,827,428
Purchased electricity	(469,313)	(354,795)	(1,454,255)	(1,012,441)
Electric generation fuel	(77,627)	(86,106)	(124,521)	(249,338)
Residential exchange	14,690	17,452	53,121	62,053
Electric margin (non-GAAP)	$580,704	$544,676	$1,863,033	$1,627,702
Natural gas operating revenue	$197,550	$177,620	$1,066,075	$1,014,876
Purchased natural gas	(64,614)	(53,957)	(399,199)	(397,956)
Natural gas margin (non-GAAP)	$132,936	$123,663	$666,876	$616,920
Other operating revenue	$49	$48	$224	$7,481
Utility operation and maintenance	(235,342)	(226,024)	(740,929)	(666,366)
Non-utility expense and other	(5,972)	(5,058)	(15,790)	(24,303)
Depreciation and amortization	(259,288)	(247,908)	(784,387)	(748,640)
Taxes other than income taxes	(106,906)	(93,157)	(385,385)	(329,762)
Operating income (loss)	$106,181	$96,240	$603,642	$483,032

Electric Margin
Electric margin represents electric sales to retail and transportation customers less the cost of generating and purchasing electric energy sold to customers, including transmission costs, to bring electric energy to PSE's service territory.
The following chart displays the details of PSE's electric margin changes for the three months ended September 30, 2026 and 2025:

Electric Margin
Three Months Ended
2026 to 2025 comparison
800
700
600
500
$ (Millions)
544.7
121.9
(38.8)
13.5
(3.5)
51.7
(114.5)
8.5
(2.8)
580.7
2025 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2026 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Three Months Ended September 30, 2026 compared to 2025
Electric Operating Revenue
Electric operating revenues increased $144.8 million from the prior year primarily due to changes in the following key drivers: electric retail sales, sales to other utilities, decoupling revenue, other decoupling revenue and transportation and other revenue. These items are discussed in detail below.
•Electric retail sales increased $121.9 million primarily from rate increases resulting in an additional $147.9 million in sales compared to the prior year partially offset by a decrease in retail electricity usage of 2.5% or $26.0 million. The increase in rates is primarily due to the power cost tariff filing effective January 1, 2026; this rate increase was partially offset by lower Schedule 111 rates due to the pass-back of CCA no-cost allowance values. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The decrease in retail usage was primarily due to a decrease in residential and commercial usage of 4.6% and 0.9%, respectively, due to a decrease in cooling degree days of 34.3% in 2026 as compared to 2025.
•Sales to other utilities decreased $38.8 million primarily due to a 34.5% decrease in wholesale sales volume partially offset by an 8.9% increase in the average price of electric wholesale sales. Decreased wholesale sales volume was related to decreased supply, resulting from lower volumes of economic generation from PSE's energy supply assets in 2026 compared to 2025 in the three months ended September 30, 2026 as compared to the same period in 2025.

•Decoupling revenue increased $13.5 million primarily attributable to lower usage in the three months ended September 30, 2026 compared to the same period in 2025.
•Other decoupling revenue decreased $3.5 million primarily attributable to lower usage compared to the same period in 2025 which decreased the amount of prior year overcollections passed back to customers. This was partially offset by lower 24-month reserves in 2026 as compared to the same period in 2025.
•Transportation and other revenue increased $51.7 million primarily due to the start of a regulatory credit of CCA electric no-cost values of $54.6 million, which were passed back to customers as credits on billed revenue and included within electric retail revenues above.

Electric Power Costs
Electric power costs increased $108.8 million primarily due to changes in the following key drivers: purchased electricity and electric generation fuel. These items are discussed in detail below:
•Purchased electricity increased $114.5 million primarily due to a 32.5% increase in wholesale purchase costs and a 3.6% increase in wholesale electricity volumes and capacity purchases in 2026 compared to 2025, driven by open market purchases as market price conditions became more favorable relative to internal generation dispatch from PSE energy supply assets.
•Electric generation fuel decreased $8.5 million primarily driven by a $17.9 million decrease in Colstrip fuel expense due to the transfer of PSE's interest in Colstrip Units 3 and 4 to NorthWestern Energy on January 1, 2026, and thus Colstrip no longer served PSE customers in 2026. This decrease was partially offset by an increase in natural gas fuel costs of $9.4 million resulting from higher natural gas prices.

The following chart displays the details of PSE's electric margin changes for the nine months ended September 30, 2026 and 2025:

Electric Margin
Nine Months Ended
2026 to 2025 comparison

3,000
2,000
1,000
0
$ (Millions)
1,627.7
536.5
(129.2)
15.2
(4.7)
143.4
(441.8)
124.8
(8.9)
1,863.0
2025 Electric Margin
Electric Retail Sales
Sales to Other Utilities
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Electricity
Electric Generation Fuel
Residential Exchange
2026 Electric Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.

Nine Months Ended September 30, 2026 compared to 2025
Electric Operating Revenue
Electric operating revenues increased $561.3 million from the prior year primarily due to changes in the following key drivers: electric retail sales, sales to other utilities, decoupling revenue, other decoupling revenue and transportation and other revenue. These items are discussed in detail below.
•Electric retail sales increased $536.5 million primarily from rate increases resulting in an additional $600.2 million in sales compared to the prior year, partially offset by a decrease in retail electricity usage of 1.9% or $63.7 million. The increase in rates is primarily due to the power cost tariff filing effective January 1, 2026; this rate increase was partially offset by lower Schedule 111 rates due to the pass-back of CCA no-cost allowance values. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The decrease in retail usage was primarily due to a decrease in residential and commercial usage of 2.9% and 0.9%, respectively, due to a decrease in heating degree days of 5.7% in 2026 as compared to 2025.
•Sales to other utilities decreased $129.2 million primarily due to a 33.2% decrease in wholesale sales volume driven by a 24.3% decrease in the average price of electric wholesale sales. Decreased wholesale sales volume was related to decreased supply, resulting from lower volumes of economic generation from PSE's energy supply assets in 2026 compared to 2025 which was influenced by lower wholesale power prices. Lower wholesale power prices were largely the result of higher regional energy supply driven by higher Mid-Columbia hydro production.
•Decoupling revenue increased $15.2 million which was primarily attributable to lower usage compared to the same period in 2025 as well as increased allowed revenue in 2026.

•Other decoupling revenue decreased $4.7 million which was primarily attributable to lower usage compared to the same period in 2025 which decreased the amount of prior year overcollections passed back to customers. This decrease was offset by lower 24-month reserves in 2026 as compared to the same period in 2025.
•Transportation and other revenue increased $143.4 million primarily due to the start of a regulatory credit of CCA electric no-cost values of $181.2 million, which were passed back to customers as credits on billed revenue and included within electric retail revenues above, and an increase in transmission revenue of $3.9 million. The increases were partially offset by (i) a decrease of non-core gas sales of $38.9 million driven by an increase in natural gas financial hedging costs of $19.8 million and $19.1 million in net gas sales due to increased costs outpacing the increase in sales in 2026 as compared to 2025 and (ii) a decrease of $15.7 million related to deferrals under Schedule 129D. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report.

Electric Power Costs
Electric power costs increased $325.9 million primarily due to changes in the following key drivers: purchased electricity, electric generation fuel and residential exchange credits. These items are discussed in detail below:
•Purchased electricity increased $441.8 million primarily due to a 43.6% increase in wholesale purchase costs and a 17.3% increase in wholesale electricity volumes and capacity purchases in 2026 compared to 2025, driven by open market purchases as market conditions became more favorable relative to internal generation dispatch from PSE energy supply assets.
•Electric generation fuel decreased $124.8 million primarily driven by an $83.0 million decrease in natural gas fuel costs driven by a 64.5% decrease in gas-fired combustion turbine (CT) generation. The decrease in gas-fired CT generation was driven by reduced economic dispatch of PSE's gas-fired energy supply assets in 2026 compared to 2025, influenced by lower wholesale power prices. Additionally, Colstrip fuel expense decreased $41.8 million due to the transfer of PSE's interest in Colstrip Units 3 and 4 to NorthWestern Energy on January 1, 2026, and thus Colstrip no longer served PSE customers in the nine months ended September 30, 2026 compared to the same period in 2025.
•Residential exchange credits decreased by $8.9 million due to a 0.5% change in the amount of credits to be passed back to customers effective October 1, 2025 and a decrease in residential usage of 2.9%; see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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
The following chart displays the details of PSE's natural gas margin changes for the three months ended September 30, 2026 and 2025:

Natural Gas Margin
Three Months Ended
2026 to 2025 comparison

$ (Millions)
200
150
100
50
0
123.7
19.8
(4.6)
1.5
3.2
(10.7)
132.9
2025 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2026 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Three Months Ended September 30, 2026 compared to 2025
Natural Gas Operating Revenue
Natural gas operating revenue increased $19.9 million primarily due to changes in the following key drivers: retail sales and decoupling revenue. These items are discussed in detail below.
•Natural gas retail sales increased $19.8 million primarily due to an increase in natural gas load of 12.8%, or $20.2 million. The increase in natural gas load was driven by an increase of 110.7% in heating degree days due to a decrease in mean temperatures to 65.3 from 67.3, respectively, in the three months ended September 30, 2026 as compared to 2025.
•Decoupling revenue decreased $4.6 million primarily due to increased natural gas usage in 2026 as compared to 2025, as mentioned above.

Natural Gas Energy Costs
•Purchased natural gas expense increased $10.7 million primarily due to an increase of $11.1 million in amortization of deferred CCA emission allowance costs, which were passed through to customers as billed revenue included within natural gas retail revenues above. This increase was partially offset by a decrease in the PGA rates in November 2025. For natural gas rate changes and details on the PGA, see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The following chart displays the details of PSE's natural gas margin changes for the nine months ended September 30, 2026 and 2025:

Natural Gas Margin
Nine Months Ended
2026 to 2025 comparison

700
650
600
550
$ (Millions)
616.9
31.5
6.2
(0.6)
14.1
(1.2)
666.9
2025 Natural Gas Margin
Natural Gas Retail Sales
Decoupling Revenue
Other Decoupling Revenue*
Transportation and Other Revenue
Purchased Natural Gas
2026 Natural Gas Margin

______________
*    Includes decoupling cash collections, ROR excess earnings, and decoupling 24-month revenue reserve.
Nine Months Ended September 30, 2026 compared to 2025
Natural Gas Operating Revenue
Natural gas operating revenue increased $51.2 million primarily due to changes in the following key drivers: retail sales, decoupling revenue and transportation and other revenue. These items are discussed in detail below.
•Natural gas retail sales increased $31.5 million primarily due to an increase in rates of $86.9 million partially offset by a decrease in natural gas load of 5.2%, or $55.6 million. The increase in rates is primarily driven by Schedule 111 that includes a charge for CCA natural gas allowance costs and a pass back of CCA auction proceeds, Schedule 129D Bill discount rate rider, Schedule 129 Low income program, Schedule 120 Conservation service rider, Schedule 140 Property tax tracker and a marginal increase in base rates from the 2024 GRC. See Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for natural gas rate changes. The decrease in natural gas load was driven by a decrease in heating degree days of 5.7% in the nine months ended September 30, 2026 as compared to 2025.
•Decoupling revenue increased $6.2 million primarily due to decreased natural gas usage in 2026 as compared to 2025, as mentioned above.
•Transportation and other revenue increased $14.1 million due to an increase of $17.0 million related to the regulatory offset of CCA auction proceeds, which were passed through to customers as credits on billed revenue included within natural gas retail revenues above and an increase in transportation revenue of $8.2 million. The increase was partially offset by a decrease of $8.4 million related to deferrals under Schedule 129D. For additional information see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the three months ended September 30, 2026 and 2025:

Other Operating Expenses and Other Income (Deductions)
Three Months Ended
2026 to 2025 comparison
700
675
650
625
600
$ (Millions)
636.4
9.3
1.0
11.4
13.7
9.0
5.7
(8.2)
678.3
2025 Expenses (Income)
Utility O & M
Non-Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2026 Expenses (Income)

Three Months Ended September 30, 2026 compared to 2025
•Utility operations and maintenance expense increased $9.3 million primarily due to increases in the following: (i) $8.2 million of increased amortization of bad debt deferral recovery and (ii) $5.2 million in labor expense related to Operations Support driven by additional resources and marginal salary increases. These increases were partially offset by a $6.2 million decrease related to customer service expense, driven by a decrease in Schedule 129 low income program in electric and natural gas rates. For regulatory schedule information and rate changes, see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
•Depreciation and amortization expense increased $11.4 million primarily due to a $9.2 million increase in conservation amortization from an increase in conservation rates effective May 1, 2025, see "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report.
•Taxes other than income taxes increased $13.7 million primarily due to an increase of $6.1 million and $5.5 million in municipal and state excise taxes, respectively, driven by higher revenue in 2026 compared to 2025.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $9.0 million primarily due to an increase of $10.5 million in other expense driven by a write off of non utility property of $7.0 million related to solar assets and software licensing.
•Interest expense increased $5.7 million primarily driven by interest expense related to the September 2025 PSE bond issuance.
•Income tax expense decreased $8.2 million primarily driven by less pre-tax book income and a change in effective tax rate driven by changes in the treatment of tax credits generated by the Beaver Creek wind project.

Other Operating Expenses and Other Income (Deductions)
The following chart displays the details of PSE's operating expenses and other income (deductions) for the nine months ended September 30, 2026 and 2025:

Other Operating Expenses and Other Income (Deductions)
Nine Months Ended
2026 to 2025 comparison

$ (Millions)
2,400
2,200
2,000
1,800
1,600
1,965.8
74.6
(8.5)
35.7
55.6
6.0
25.5
13.9
2,168.6
2025 Expenses (Income)
Utility O & M
Non-Utility and Other
Depreciation and Amortization
Taxes Other than Income Taxes
Other Income/Expense
Interest Expense
Income Tax Expense
2026 Expenses (Income)

Nine Months Ended September 30, 2026 compared to 2025
•Utility operations and maintenance expense increased $74.6 million primarily due to increases in the following: (i) $22.3 million of increased amortization of bad debt deferral recovery, (ii) $15.6 million related to customer service expense, driven by an increase in Schedule 129 low income program in electric and natural gas rates, (iii) $13.0 million in labor expense related to Operations Support driven by additional resources and marginal salary increases, (iv) $11.7 million increase in deferred O&M recognized related to approved trackers that are being recovered through rates, (v) $7.3 million increase in distribution operations driven by additional resources needed and marginal salary increases, (vi) $6.0 million of increased outside service expenses driven by higher contractor and consulting spend largely related to new resource acquisition work in 2026 compared to 2025, (vii) $5.8 million increase to insurance on wildfire tracker program and (viii) $5.6 million in legal fees related to rate case matters. The increases were partially offset by a $23.0 million decrease in maintenance expenses specific to steam generation, which was primarily driven by the transfer of PSE's ownership interest in Colstrip Units 3 and 4 to NorthWestern Energy on January 1, 2026. For regulatory schedule information and rate changes, see Part II, Item 7, Management's Discussion and Analysis, "Regulation of PSE Rates and Recovery of PSE Costs" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
•Non-utility and other expense decreased $8.5 million primarily due to $5.9 million of costs associated with sales of land at PSE's wholly-owned subsidiary, Puget Western Inc. in May 2025.
•Depreciation and amortization expense increased $35.7 million primarily due to the following: (i) a $28.4 million increase in conservation amortization from an increase in conservation rates effective May 1, 2025, (ii) electric distribution depreciation increased $13.7 million due to net additions of primarily poles, substation equipment, conduit and conductors and (iii) common plant amortization increased by $9.4 million driven by net additions of common software. These increases were partially offset by decreases in electric plant amortization of $14.2 million due to net retirements of software. See "Regulation of PSE Rates and Recovery of PSE Costs" included in this Item 2 of this report.

•Taxes other than income taxes increased $55.6 million primarily due to an increase of $27.9 million and $22.0 million in municipal and state excise taxes, respectively, driven by higher revenue in 2026 compared to 2025.

Other Income, Interest Expense and Income Tax Expense
•Other income/expense increased $6.0 million from net other income of $74.6 million in 2025 to net other income of $68.6 million in 2026, due to a decrease of $6.4 million in other income. The change in other income was primarily due to a decrease in AFUDC equity - electric of $13.7 million due to a reduction of CWIP for Beaver Creek being put into service; partially offset by a $3.1 million increase in interest income related to the CCA electric credits passed back to customers in excess of emission costs and an increase of $3.1 million related to reimbursement of Colstrip investment during transition period.
•Interest expense increased $25.5 million primarily due to an increase of $19.8 million in interest expense due to the September 2025 PSE bond issuance and $6.8 million of electric AFUDC - debt driven by driven by a reduction of CWIP for Beaver Creek being put into service.
•Income tax expense increased $13.9 million primarily driven by an increase in pre-tax book income in 2026 as compared to 2025.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the three months ended September 30, 2026 and 2025 is as follows:

Puget Energy Summary Results of Operation
Three Months Ended
2026 to 2025 comparison

15
10
5
0
$ (Millions)
6.3
3.4
0.6
2.3
(0.1)
(11.1)
0.8
2.2
2025 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2026 Puget Energy Net Income

Three Months Ended September 30, 2026 compared to 2025
Summary Results of Operation
Puget Energy’s net income decreased by $4.1 million. This is primarily due to an increase in interest expense of $11.1 million, which was driven by the $900.0 million Junior Subordinated Notes issued in March 2026. The increase was partially offset by: (i) an increase in PSE's net income of $3.4 million, and (iii) increased other operating revenue and income of $2.3 million.

Puget Energy
Primarily, all operations of Puget Energy are conducted through PSE. Puget Energy's net income (loss) for the nine months ended September 30, 2026 and 2025 is as follows:

Puget Energy Summary Results of Operation
Nine Months Ended
2026 to 2025 comparison

400
300
200
100
0
$ (Millions)
218.0
75.3
(1.6)
2.7
1.8
(27.3)
5.8
274.7
2025 Puget Energy Net Income
PSE Net Income
Puget LNG Net Income
Other Operating Revenue and Income
Non Utility expense and Other
Interest Expense
Income Tax Expense
2026 Puget Energy Net Income

Nine Months Ended September 30, 2026 compared to 2025
Summary Results of Operation
Puget Energy’s net income increased by $56.7 million. This is primarily due to: (i) an increase in PSE's net income of $75.3 million, (ii) increased tax benefits of $5.8 million and (iii) increased other operating revenue and income of $2.7 million. The increases were partially offset by an increase in interest expense of $27.3 million, which was driven by Puget Energy's $600.0 million bond issuance in March 2025 and the $900.0 million Junior Subordinated Notes issued in March 2026.

Capital Requirements
Contractual Obligations and Commercial Commitments
In addition to the contractual obligations and consolidated commercial commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, during the nine months ended September 30, 2026, the Company entered into new Electric Portfolio and Electric Wholesale Market Transaction contracts with estimated payment obligations totaling $1.5 billion through 2032. For further information, see Part II, Item 8, Note 15, "Commitments and Contingencies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements
As of September 30, 2026, the Company had no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on the Company's financial condition. The Company does have standby letter of credit arrangements. For more information, see Note 10, "Other" in the Combined Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Utility Construction Program
The Company’s construction programs for generating facilities, the electric transmission system, the natural gas and electric distribution systems and the Tacoma LNG facility are designed to meet regulatory requirements, support customer growth and improve energy system reliability.  Construction expenditures, excluding equity AFUDC, totaled $1.3 billion for the nine months ended September 30, 2026. Presently planned utility construction expenditures, excluding equity AFUDC, are as follows:

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

Capital Resources
Cash from Operations

Puget Sound Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025	Change
Net income	$361,554	$286,296	$75,258
Non-cash items[1]	834,330	709,374	124,956
Changes in cash flow resulting from working capital[2]	33,658	79,383	(45,725)
Proceeds from sale of transferable tax credits	97,968	—	97,968
Regulatory assets and liabilities	178,958	(38,754)	217,712
Electric no-cost allowance pass back	(153,878)	—	(153,878)
Purchased gas adjustment	(34,085)	26,786	(60,871)
GHG emission allowances	(202,994)	(140,295)	(62,699)
Other non-current assets and liabilities[3]	(27,506)	(9,472)	(18,034)
Net cash provided by operating activities	$1,088,005	$913,318	$174,687
_______________
1 Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, Non-cash electric no-cost allowance utilization and other miscellaneous non-cash items.
2 Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayment, accounts payable and accrued expenses.
3 Other non-current assets and liabilities include funding of pension liability.

Nine Months Ended September 30, 2026 compared to 2025
Cash generated from operations for the nine months ended September 30, 2026 increased by $174.7 million, which includes a net income increase of $75.3 million. The following are significant factors that impacted PSE's cash flows from operations:
•Cash flows resulting from non-cash items increased $125.0 million primarily due to: (i) an increase of $102.2 million in electric GHG emission no-cost allowance utilization within the PCA consistent with Order 01 in Docket No. UE-250747, (ii) an increase of $28.4 million in conservation amortization, (iii) a change in equity AFUDC of $13.0 million, (iv) an increase of $9.6 million related to amortization of deferred return on PSE's share of the Tacoma LNG investment, and (v) an increase in depreciation and amortization of $7.4 million. The increases were partially offset by: (i) a decrease of $20.9 million related to the deferral of energy exchange costs, (ii) a decrease in deferred taxes of $9.8 million, and (iii) $7.2 million of ITC amortization.
•Cash flows resulting from changes in working capital decreased $45.7 million primarily due to: (i) a decrease in cash inflow of $37.1 million due to the timing of accounts receivable and unbilled revenue collections, as the balance of accounts receivable and unbilled revenue decreased $126.6 million in 2026 compared to a decrease of $163.7 million in 2025, (ii) an increase in cash outflow of $33.1 million due to higher inventory of material and supplies, (iii) an increase in cash outflow of $14.3 million due to the change in taxes payable, (iv) an increase in cash outflow of $9.2 million due to a decrease in natural gas and fuel inventory, and (v) an increase in cash outflow of $7.5 million as a result of the timing of payments on accrued interest. The decreases were partially offset by: (i) a decrease in cash outflow of $30.7 million due to accounts payable decreasing slower in 2026 compared to 2025, (ii) a decrease in cash outflow of $21.5 million due to a decrease in prepayment balances of purchased electricity, insurance and other services, and (iii) a decrease in cash outflow of $2.7 million due to the change in accrued salaries and wages.
•Cash flows resulting from proceeds from sale of transferable tax credits was $98.0 million in 2026, which related to a partial sale of ITCs generated from the Beaver Creek Wind Project that commenced commercial operations in August 2025.
•Cash flows resulting from regulatory assets and liabilities increased $217.7 million primarily due to: (i) a $115.1 million cash inflow that was driven by the combined effect of lower power costs in 2026 and recovery of prior year PCA imbalances compared to the same period in 2025, when costs exceeded baseline rates, (ii) an increase of $36.7 million cash inflow related to the recovery of prior periods electric CCA allowance costs, (iii) operating cash flows related to Low Income program, WUTC Covid program and Bill Discount rate rider increased $22.4 million, $11.4 million and $7.6 million, respectively, and (iv) operating cash flows increased by $9.7 million due the transfer of PSE's ownership interest in Colstrip Units 3 and 4 to NorthWestern Energy on January 1, 2026.
•Cash flows resulting from electric no-cost allowance pass back decreased $153.9 million in 2026, which related to electric no-cost allowances passed back to customers consistent with Order 01 in Docket No. UE-250747.
•Cash flows resulting from purchased gas adjustment decreased $60.9 million, primarily due to a $51.7 million decrease in allowed PGA recovery in 2026 compared to 2025 with a $9.2 million increase in actual natural gas cost.
•Cash flow resulting from GHG emission allowances decreased $62.7 million due to changes in the timing of purchases made to obtain the Washington emission allowances for GHG emissions associated with the Company's electric and natural gas business activities in compliance with the CCA.
•Other non-current assets and liabilities decreased $18.0 million, which is primarily due to: (i) $12.3 million increased cash outflow driven by higher long-term incentive payments in 2026 compared to 2025, and (ii) $2.6 million increased cash outflow for fees related to PSE's credit agreement amendment in May 2026.

Puget Energy	Nine Months Ended September 30,
(Dollars in Thousands)	2026	2025	Change
Net income	$(86,873)	$(68,258)	$(18,615)
Non-cash items[1]	32,681	15,163	17,518
Changes in cash flow resulting from working capital[2]	(1,989)	5,348	(7,337)
Other non-current assets and liabilities[3]	(1,837)	(3,331)	1,494
Net cash provided by operating activities	$(58,018)	$(51,078)	$(6,940)
_______________
1 Non-cash items include depreciation, amortization, deferred income taxes, net unrealized (gain) loss on derivative instruments, AFUDC-equity, Non-cash electric no-cost allowance utilization and other miscellaneous non-cash items.
2 Changes in working capital include receivables, unbilled revenue, materials/supplies, fuel/gas inventory, income taxes, prepayments, accounts payable and accrued expenses.
3 Other noncurrent assets and liabilities include funding of pension liability.
Nine Months Ended September 30, 2026 compared to 2025
Cash generated from operations for the nine months ended September 30, 2026, in addition to the changes discussed at PSE above, decreased by $6.9 million compared to the same period in 2025, which includes a net income decrease of $18.6 million.
•Changes in cash flow resulting from non-cash items increased $17.5 million primarily due to a $19.2 million change in deferred taxes.
•Changes in cash flow resulting from working capital decreased $7.3 million, largely driven by $5.3 million cash outflow from changes in interest accruals.

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
In the first quarter of 2026, Moody's, S&P and Fitch issued rating agency reports and maintained both Puget Energy (Baa3/BBB-/BBB-) and PSE (Baa1/BBB/BBB+) credit ratings and retained stable outlooks from all three agencies. Thus, as of September 30, 2026, both Puget Energy and PSE have stable outlooks from Moody’s, S&P and Fitch. Although neither Puget Energy nor PSE have any outstanding debt whose maturity would be accelerated upon a ratings downgrade, management continually monitors the credit rating environment for both Puget Energy and PSE as a credit rating downgrade may increase the cost of borrowing for Puget Energy and PSE in future long-term financings or under their existing credit facilities. Any increase in the cost of borrowing could negatively impact Puget Energy and PSE's future results of operations as well as future liquidity, access to debt capital resources and financial condition. Additionally, a ratings downgrade could impact the Company's ability to issue dividends. A downgrade to Puget Energy and PSE's credit ratings would not impact debt covenants under our existing credit facilities nor would it impact other contracts, as neither include credit rating triggering event clauses. A credit rating decrease for PSE could result in increased cash collateral required for commodity contracts, which would adversely affect PSE's liquidity. Management cannot predict with certainty the actions credit agencies may take, if any, in response to weaker near-term credit metrics, regulatory and rate recovery uncertainties, and management's efforts to contain the growth of capital and operating expenditures. Containing the growth of capital and operating expenditures will be limited, over the near term, due to continuing strategic and risk mitigation imperatives and the necessity of providing safe, reliable and resilient service levels to customers.

Puget Sound Energy
Debt Restrictive Covenants
PSE’s future long-term financings and ability to issue additional secured debt may be limited by certain restrictions contained in its electric and natural gas mortgage indentures. Under the most restrictive tests, at September 30, 2026, PSE could issue:
•Approximately $4.0 billion of additional first mortgage bonds under PSE’s electric mortgage indenture based on approximately $5.8 billion of electric bondable property available for issuance; and
•Approximately $3.1 billion of additional first mortgage bonds under PSE’s natural gas mortgage indenture based on approximately $4.5 billion of natural gas bondable property available for issuance.

Dividend Payment Restrictions
Pursuant to the terms of the Washington Commission merger order, PSE may not declare or pay dividends if PSE’s common equity ratio, calculated on a regulatory basis, is 44.0% or below except to the extent a lower equity ratio is ordered by the Washington Commission.  Also, pursuant to the merger order, PSE may not declare or make any distribution unless on the date of distribution PSE’s corporate credit/issuer rating is investment grade, or, if its credit ratings are below investment grade, PSE’s ratio of EBITDA to interest expense for the most recently ended four fiscal quarter periods prior to such date is equal to or greater than 3.0 to 1.0.  The common equity ratio, calculated on a regulatory basis, was 51.9% at September 30, 2026, and the EBITDA to interest expense ratio was 5.4 to 1.0 for the twelve months ended September 30, 2026.
PSE’s ability to pay dividends is also limited by the terms of its credit facilities, pursuant to which PSE is not permitted to pay dividends during any Event of Default (as defined in the facilities), or if the payment of dividends would result in an Event of Default, such as failure to comply with certain financial covenants.
At September 30, 2026, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
For more information on PSE's credit facilities, long-term debt, demand promissory note, and shelf registrations, see Note 10, "Other" included in Part I, Item 1 of this report and Part II, Item 8, Note 7, "Long-Term Debt" and Note 8, "Liquidity Facilities and Other Financing Arrangements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Puget Energy
Dividend Payment Restrictions
Puget Energy’s ability to pay dividends is also limited by the merger order issued by the Washington Commission in 2009.  Pursuant to the merger order, Puget Energy may not declare or make a distribution unless on such date Puget Energy’s ratio of consolidated EBITDA to consolidated interest expense for the four most recently ended fiscal quarters prior to such date is equal to or greater than 2.0 to 1.0.  Puget Energy's EBITDA to interest expense was 3.7 to 1.0 for the twelve months ended September 30, 2026.
Puget Energy's ability to pay dividends is also limited by the terms of its Junior Subordinated Notes, under which Puget Energy may, at its option, defer interest payments on the Junior Subordinated Notes on one or more occasions for up to 10 consecutive years, so long as no Event of Default (as defined in the Junior Subordinated Indenture) has occurred and is continuing. In the event that Puget Energy were to exercise such right to defer interest payments on the Junior Subordinated Notes, Puget Energy would not be able to pay cash dividends during the periods in which such payments were deferred.
At September 30, 2026, the Company was in compliance with all applicable covenants, including those pertaining to the payment of dividends.
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

Speed to Power through Accelerated Reconductoring and other Key Advanced Transmission Technology Upgrades
In 2021, the Infrastructure Investment and Jobs Act was signed into law, which among other investments and programs, established the U.S. Department of Energy’s (DOE) Speed to Power through Accelerated Reconductoring and other Key Advanced Transmission Technology Upgrades (SPARK) program. In September 2026, the Company’s application for Project PULSE (Puget Upgrades for Line Capacity, System Flexibility, and Energy Resilience) was selected for a $40.2 million federal award to reconductor four key transmission lines and deploy dynamic line rating technology in key parts of PSE’s service territory. As of the time of this report, this grant, along with other Federal grants PSE has been awarded under the DOE’s Grid Resilience and Innovation Partnerships (GRIP) program, must complete award negotiations and proceed to a signed award with the DOE in order to start receiving federal cost sharing funds. Thus, at this time, the Company cannot predict the timing or amount of federal cost sharing that may be received.

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

Item 4.     Controls and Procedures

Puget Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of Puget Energy’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, Puget Energy has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of Puget Energy concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in Puget Energy’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, Puget Energy’s internal control over financial reporting.

Puget Sound Energy
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of PSE’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, PSE has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026, the end of the period covered by this report.  Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of PSE concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have been no changes in PSE’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, PSE’s internal control over financial reporting.

PART II            OTHER INFORMATION

Item 1.         Legal Proceedings

Contingencies arising out of the Company's normal course of business existed as of September 30, 2026.  Litigation is subject to numerous uncertainties and the Company is unable to predict the ultimate outcome of these matters. For further details, see Note 8, "Commitments and Contingencies" in the Combined Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
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

Item 5.         Other Information

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

*	22.1	Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.
*	31.1	Chief Executive Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Chief Financial Officer certification of Puget Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.3	Chief Executive Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.4	Chief Financial Officer certification of Puget Sound Energy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Financial statements from the Quarterly Report on Form 10-Q of Puget Energy, Inc. and Puget Sound Energy, Inc. for the quarter ended September 30, 2026 filed on November 4, 2026 formatted in Inline XBRL: (i) the Consolidated Statement of Income (Unaudited), (ii) the Consolidated Statements of Comprehensive Income (Unaudited), (iii) the Consolidated Balance Sheets (Unaudited), (iv) the Consolidated Statements of Cash Flows (Unaudited), (v) the Consolidated Statements of Common Shareholder's Equity (Unaudited), and (vi) the Notes to Consolidated Financial Statements
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

PUGET ENERGY, INC. PUGET SOUND ENERGY, INC.
/s/ Stacy Smith
Stacy Smith Controller & Principal Accounting Officer
Date:	November 4, 2026